Form 10QSB
period 1997-03-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 1998-06-29
CIK 1043186

Form 10-QSB for AMERICAN ACCESS TECHNOLOGIES, INC. filed on June 26, 1998


                        SECURITIES AND EXCHANGE COMMISION
                              Washington, DC 20549

                                   FORM 10-QSB

         [XX] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31,1997

                                       OR

         [  ]     Transition Report Pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934

        For the transition period from ______________ to ________________

                   * * * * * * * * * * * * * * * * * * * * * *

                          Commission File No. 333-43589

                    AMERICAN ACCESS TECHNOLOGIES INCORPORATED
                              A Florida corporation
   (Exact name of registrant as specified in charter, and state incorporated)

                   * * * * * * * * * * * * * * * * * * * * * *

                     Employer Identification No. 59-3410234
         Altamonte Springs Florida 238 N. Westmonte Dr. Suite 210 32714
             (Address of principal executive offices of registrant)

                                 (407) 865-7696
              (Registrant's telephone number, including area code)

                   * * * * * * * * * * * * * * * * * * * * * *

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]. NO [ ].

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at March 31, 1998 was 2,970,000

                          American Access Technologies

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN ACCESS TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets

                                                                                                   Condensed
                                                                                                        from
                                     Assets                                                          Audited
                                     ------                                                        Financial
                                                                    Mar. 31, 1998                 Statements
                                                                        UNAUDITED              Dec. 31, 1997
                                                               ----------------------------------------------
Current Assets:
  CASH AND CASH EQUIVALENTS                                              $271,125                   $442,555
  ACCOUNTS RECEIVABLE                                                     127,669                     11,436
  INVENTORY                                                                27,544                     21,586
  PREPAID EXPENSES                                                          3,779                      3,547
                                                               ----------------------------------------------
Total Current Assets                                                      430,117                    479,124

 Property, Plant, and Equipment:

  FURNITURE AND EQUIPMENT                                                  44,697                     41,903
  ACCUMULATED DEPRECIATION                                                 (9,386)                    (6,626)
                                                               ----------------------------------------------
      Total Property, Plant, & Equipment                                   35,311                     35,277

 Other Assets
  PATENT COST                                                              22,583                     22,583
  OTHER ASSETS                                                              3,597                      3,598
                                                               ----------------------------------------------
       Total Other Assets                                                  26,180                     26,181
                                                               ==============================================
          Total Assets                                                   $491,608                   $540,582
                                                               ==============================================

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities:
  ACCOUNTS PAYABLE                                                        $52,469                    $17,705
  ACCRUED EXPENSES                                                         49,883                     83,120
                                                                           ------                     ------
      Total Current Liabilities                                           102,352                    100,825

  COMMITMENTS AND CONTINGENCIES                                              ----                       ----

Stockholders' Equity:
  PREFERRED STOCK
      $ .001 par value; authorized
      1,000,000 shares; none issued

  COMMON STOCK
      $ .001 par value; authorized 10,000,000
      shares; issued & outstanding, 2,970,000 shares                        2,970                      2,970

ADDITIONAL PAID IN CAPITAL                                                929,490                    929,490
  DEFICIT ACCUMULATED DURING
    THE DEVELOPMENT STAGE                                                (543,204)                  (492,703)
                                                               ----------------------------------------------
      Total Stockholders' Equity                                          389,256                    439,757
                                                               ==============================================
          Total Liabilities and Stockholders' Equity                     $491,608                   $540,582
                                                               ==============================================

                              See accompanying notes to financial statements.

                       AMERICAN ACCESS TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations
                                    Unaudited

                                                                            Three                      Three
                                                                           Months                     Months        Cumulative
                                                                            Ended                      Ended              from
                                                                    Mar. 31, 1998              Mar. 31, 1997         Inception
                                                               ----------------------------------------------------------------
Income
          Revenues                                                       $129,799                         $0          $361,421

Costs and Expenses
          DIRECT COSTS                                                     61,119                          0           126,599
          MANAGEMENT EXPENSE                                               42,000                     66,938           373,538
          MARKETING & PROMOTIONS                                           16,615                          0            55,436
          PRODUCT  DEVELOPEMENT                                            13,124                      5,503            30,797
          GENERAL & ADMINISTRATIVE                                         52,243                    112,532           323,432
                                                               ----------------------------------------------------------------
          Total Costs & Expenses                                          185,101                    184,973           909,802
                                                               ----------------------------------------------------------------
          Operating Loss                                                 (55,302)                  (184,973)         (548,381)

Other Income (Expense)
          Interest Income                                                   4,804                          0             8,796
          Interest Expense                                                    (5)                    (2,414)           (3,621)
                                                                -----------------              -------------       -----------
             Total Other Income (Expense)                                   4,799                    (2,414)             5,175

Loss from continuing operations                                           (50,503)                 (187,387)          (543,206)

Income from discontinued operations                                                                                      4,606
                                                                ----------------               ------------        -----------
Net Loss                                                                $(50,503)                 ($187,387)         ($538,600)
                                                                ================               ============        ===========

                                                                ============================================
Net Loss Per Common Share                                                 ($0.02)                    ($0.06)
                                                                ============================================

                 See accompanying notes to financial statements.

                       AMERICAN ACCESS TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                                    Unaudited

                                                                            Three                      Three
                                                                           Months                     Months        Cumulative
                                                                            Ended                      Ended              from
                                                                    Mar. 31, 1998              Mar. 31, 1997         Inception
                                                               ----------------------------------------------------------------
Cash Flows from operating activities:
Net income (loss)                                                        ($50,503)                 ($187,387)        ($538,600)
                                                               ----------------------------------------------------------------
Adjustments to reconcile net income (loss) to net cash
  provided by (use in) operating activities:
  Depreciation and amortization                                             2,760                        684             9,386
  (Increase)/ decrease in assets:
  Common stock issued for services                                                                                      75,000
    Accounts receivable                                                  (116,232)                       900          (127,668)
    Inventory                                                              (5,958)                                     (27,544)
    Prepaid expenses                                                         (232)                   (20,923)           (3,779)
    Other                                                                                                 78            (3,598)
  Increase/ decrease in liabilities:
    Accounts payable
      and accrued expenses:                                                 1,527                     19,292           102,244
                                                               ----------------------------------------------------------------
Total adjustments                                                        (118,135)                        31            24,041
                                                               ----------------------------------------------------------------
  Net cash provided by (used in)
    operating activities                                                 (168,638)                  (187,356)         (514,559)
                                                               ----------------------------------------------------------------
Cash flows from investing activities:
 Expenditures for development of patent                                                                                (14,500)
 Acquisition of property and equipment                                                                                 (41,903)
  Purchase of furniture and fixtures                                       (2,792)                    (4,328)           (2,792)
                                                               ----------------------------------------------------------------
    Net cash provided by (used in)
      investing activities                                                 (2,792)                    (4,328)          (59,195)
                                                               ----------------------------------------------------------------
Cash flows from financing activities:
  Increase (decrease) notes payable                                                                 (101,000)
  Proceeds from issuance of common stock                                                             442,515           850,777
  Repayment of loan payable, stockholder                                                                                (1,000)
  Distribution to stockholder                                                                                           (4,606)
  Other                                                                                                                   (400)
    Net cash provided by (used in)
                                                               ----------------------------------------------------------------
      financing activities                                                                           341,515           844,771
                                                               ----------------------------------------------------------------

Net increase (decrease) in cash
  and cash equivalents                                                   (171,430)                   149,831           271,017

Cash and Cash equivalents, Beginning                                      442,555                     61,761               108
                                                               ----------------------------------------------------------------


                                                               ================================================================
Cash and Cash equivalents, Ending                                        $271,125                   $211,592          $271,125
                                                               ================================================================

                 See accompanying notes to financial statements.

                       AMERICAN ACCESS TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31,1998 Unaudited

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements at March 31, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 1998 and results of operations for the three months ended March 31, 1998 and 1997. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the company's Form SB-2 filing statement for the year ended December 31, 1997.

2. Nature of Business and Summary of Significant Accounting Policies.

BUSINESS

American Access Technologies, Inc. develops specialized products for the telecommunications industry. The company recently introduced its first proprietary product, a Zone Cabling Termination Cabinet (the "Product") which it plans to manufacture and distribute to the telecommunications industry. The Product is a Device that is used in voice, computer and data transmission systems throughout the world.

DEVELOPMENT STAGE ENTERPRISE

As noted above, the Company was incorporated on October 21, 1996. To date, the Company has been principally engaged in organizational activities, the promotion of its product and raising capital. Planned operations, as described above, have commenced but revenue generated to date is not considered significant in relation to the Company's business plan. Accordingly, the Company is considered to be in the development stage, and the accompanying consolidated financial statements represent those of a development stage enterprise.

NET LOSS PER COMMON SHARE

In 1997, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The shares of common stock issued in connection with the stock split effected in February 1997, have been considered outstanding for all periods. In addition, the shares of common stock issued to a Director in February 1997, prior to an initial registration of the Company's common stock and at a price at that time have been treated as outstanding during the entire period, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins. The number of shares used in the computation were 2,970,000 and 3,083,000 for 1998 and 1997 respectively. Diluted net loss per common share, assuming exercising of the warrants granted, is not presented as the effect of conversion is anti-dilutrive.

3.  Commitments and contingencies

         LEASE COMMITMENTS

             The Company leases its administrative facilities under an operating lease, which expires in 1999. Future minimum rentals due under the lease are approximately as follows for the years ending December 31:

                           1998                           $37,600
                           1999                            37,600
                                                        ---------
                                                          $75,200
                                                        =========

       Rent charged to operations amounted to approximately $10,216 in 1998, $35,000 in 1997, and $6,000 in 1996.

             PENDING LITIGATION

                  The Company is a defendant in a suit filed in January 1998 in the 18th Judicial Circuit Court of Florida by Steve R. Jones, the Company's President from April to August 1997, which seeks damages of $17,000 and a declaratory judgment as to the enforceability of a consulting agreement with the Company. The Company is vigorously defending the case and does not believe it has any liability to the plaintiff. The case is in the early stages, and there can be no assurance of the ultimate outcome.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONSAND FINANCIAL CONDITION

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE THREE MONTHS ENDED MARCH 31,1997

REVENUES
         Revenues for the three months ended March 31, 1998 increased by $129,799 or 100%, to $129,799, compared to $0 for the three months ended March 31, 1997. The initial distribution of the Company's product did not occur until the second quarter of 1997, as the Company was primarily involved in training distributor's personnel in the operation, functioning and marketing of the Company's product.

COSTS AND EXPENSES

         Direct costs represent the cost incurred by the Company to have its product manufactured and assembled by outside contractors. These costs represented 47% of revenues for the three months ended March 31, 1998.

         Management and consulting fees decreased by $24,938 to $42,000 for the three months ended March 31, 1998. This decrease resulted from less fees paid and accrued to the officers of the Company, who are also directors and stockholders for the same period in 1997.

         Product development costs incurred in the three months ended March 31, 1998 increased by $7,621 to $13,124, compared to $5,503 for the same period in 1997. This increase in costs occurred in the Company's continuing efforts to modify and update its design to vendor specifications.

         Marketing and Promotion expenses increased by $16,615 or 100%, in the three months ended March 31, 1998 compared to $0 for the three months ended March 31, 1997. This was a result of the company's effort to continue to develop and market their product.

         General and Administrative expenses decreased by $60,289, to $52,243 for the three months ended March 31,1998 compared to $112,532 for the three months ended March 31, 1997. This decrease was the result of less costs associated with the start up costs of operations in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company required cash for the operating activities of approximately $168,638 during the quarter ended March 31, 1998. The use of cash is due primarily to support expenditures for start up operations and manufacture, promotion and distribution of its products.

         The Company's operating and capital requirements in connection with its operations have been and will continue to be significant. Based on its current plans, the Company anticipates that revenues earned from product sales will be the primary source of funds for operating activities. The Company believes that revenues in addition to existing cash and cash equivalents remaining from proceeds of it private offering, will be sufficient to meet its capital and liquidity needs for the next 12 months. The Company also believes that cash required to fulfill purchase orders will be available through bank borrowings or factoring, if required. The company's primary customers are substantial corporations with credit ratings that will support such credit arrangements.

         The Company is still in the process of emerging from the development stage and, therefore, has generated little revenue to date. As reflected in the accompanying financial statements, the Company incurred a net loss of approximately $50,503 for the quarter ended March 31, 1998 compared to a net loss of $187,387 for the same quarter in 1997. Management's plans include the following:

         1. The Company has arranged for marketing in association with manufacturers and distributors of telecommunications equipment, which will enable the Company to obtain orders for its products with a minimal expenditure of the Company's resources.

         2. The Company has arranged for manufacture of its products by an outside supplier in order to minimize the financial requirements necessary for production.
         3. The company believes that it can acquire working capital through sale of additional securities (including exercise of outstanding warrants), or borrowing, including bank borrowing, in view of the nature of its customer base. Nevertheless, the Company continues to be subject to a number of risk factors, including the uncertainty of market acceptance for its product line, need for additional funds, competition, technological obsolescence and the difficulties faced by start up companies in general.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a defendant in a suit filed in January 1998 in the 18th Judicial Circuit Court of Florida by Steve R. Jones, the Company's President from April to August 1997, which seeks damages of $17,000 and a declaratory judgment as to the enforceability of a consulting agreement with the Company. The Company is vigorously defending the case and does not believe it has any liability to the plaintiff. The case is in the early stages, and there can be no assurance of the ultimate outcome.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 26, 1997
                                        AMERICAN ACCESS TECHNOLOGIES, INC.
                                                   (Registrant)



                                    By:  /s/   Bobby E. Story
                                    ----------------------------------------
                                    Bobby E. Story
                                    Secretary/Treasurer
                                    Chief Financial Officer

                                    By:  /s/  Victor E. Murray
                                    ----------------------------------------
                                    Victor E. Murray
                                    President