Form 10QSB/A
period 1998-03-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 1998-06-29
CIK 1043186

Form 10-QSB for AMERICAN ACCESS TECHNOLOGIES, INC. filed on June 26, 1998


                        SECURITIES AND EXCHANGE COMMISION
                              Washington, DC 20549

                                   FORM 10-QSB/A

         [XX] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998

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