Form 10QSB
period 1998-06-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 1998-08-12
CIK 1043186

Form 10-QSB for AMERICAN ACCESS TECHNOLOGIES, INC. filed on August 12, 1998



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [XX] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at June 30, 1998 was 2,990,000

                          American Access Technologies

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN ACCESS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           Consolidated Balance Sheets

                                              Assets                                                         Condensed from
                                                                                                          Audited Financial
                                                                                 June 30, 1998                   Statements
                                                                                 UNAUDITED                    Dec. 31, 1997
                                                                                 -------------------------------------------
Current Assets:
  CASH AND CASH EQUIVALENTS                                                                $334,013                $442,555
  ACCOUNTS RECEIVABLE                                                                       111,429                  11,436
  INVENTORY                                                                                  73,986                  21,586
  PREPAID EXPENSES                                                                            5,005                   3,547
                                                                                 -------------------------------------------
   Total Current Assets                                                                     524,433                 479,124
                                                                                 -------------------------------------------
 Property, Plant, and Equipment:
  FURNITURE AND EQUIPMENT                                                                    44,697                  41,903
  ACCUMULATED DEPRECIATION                                                                  (12,185)                 (6,626)
                                                                                 -------------------------------------------
      Total Property, Plant, & Equip                                                         32,512                  35,277
                                                                                 -------------------------------------------
 Other Assets
  PATENT COST                                                                                23,243                  22,583
  OTHER ASSETS                                                                                3,797                   3,598
                                                                                 -------------------------------------------
       Total Other Assets                                                                    27,040                  26,181
                                                                                 -------------------------------------------
          Total Assets                                                                     $583,985                $540,582
                                                                                 ===========================================

                      Liabilities and Stockholders' Equity

Current Liabilities:
  ACCOUNTS PAYABLE                                                                          $48,810                 $17,705
  ACCRUED EXPENSES                                                                           37,883                  83,120
                                                                                 -------------------------------------------
      Total Current Liabilities                                                              86,693                 100,825
                                                                                 -------------------------------------------
  COMMITMENTS AND CONTINGENCIES                                                                ----                    ----
Stockholders' Equity:
  PREFERRED STOCK
      $ .001 par value; authorized, 1,000,000 shares; none issued
  COMMON STOCK
      $ .001 par value; authorized 10,000,000 shares; issued &
      outstanding, 2,990,000 shares at 6/30/98, 2,970,000 at 12/31/97                         2,990                   2,970
ADDITIONAL PAID IN CAPITAL                                                                1,089,470                 929,490
  DEFICIT ACCUMULATED DURING
    THE DEVELOPMENT STAGE                                                                  (595,168)               (492,703)
                                                                                 -------------------------------------------
      Total Stockholders' Equity                                                            497,292                 439,757
                                                                                 -------------------------------------------
          Total Liabilities and Stockholders' Equity                                       $583,985                $540,582
                                                                                 ===========================================

                 See accompanying notes to financial statements.

                      AMERICAN ACCESS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      Consolidated Statements of Operations
                                    Unaudited

                                                           Three          Three             Six             Six
                                                          Months         Months          Months          Months      Cumulative
                                                           Ended          Ended           Ended           Ended            From
                                                        06/30/98       06/30/97        06/30/98        06/30/97       Inception
                                                        --------       --------        --------        --------      ----------
Income
          Revenues                                      $187,252       $169,012        $317,051        $169,012        $548,673
                                                  ------------------------------------------------------------------------------

Costs and Expenses
          DIRECT COSTS                                    73,597         46,550         134,715          46,550         200,196
          MARKETING & PROMOTIONS                          30,032             62          46,647              62          85,468
          PRODUCT DEVELOPMENT                              2,977         (2,261)         16,100           3,241          33,774
          GENERAL & ADMINISTRATIVE                       134,078        121,324         228,321         300,793         831,048
                                                  ------------------------------------------------------------------------------

                                                  ------------------------------------------------------------------------------
          Total Costs & Expenses                         240,684        165,675         425,783         350,646       1,150,486
                                                  ------------------------------------------------------------------------------

          Operating Income (Loss)                        (53,432)         3,337        (108,732)       (181,634)       (601,813)
                                                  ------------------------------------------------------------------------------

Other Income (Expense)
          Interest Income                                  1,464              0           6,268               0          10,260
          Interest Expense                                     0              0               0           2,414           3,621

                                                  ------------------------------------------------------------------------------
             Total Other Income (Expense)                  1,464              0           6,268         (2,414)           6,639
                                                  ------------------------------------------------------------------------------

Income (Loss) from continuing operations                 (51,968)         3,337        (102,464)       (184,048)       (595,174)
Income from discontinued operations                            0              0               0               0           4,606

                                                  ------------------------------------------------------------------------------
Net Income ( Loss)                                      ($51,968)        $3,337       ($102,464)      ($184,048)      ($590,568)
                                                  ==============================================================================

                                                  --------------------------------------------------------------
Net Income ( Loss) Per Common Share                       ($0.02)         $0.00          ($0.03)         ($0.06)
                                                  ==============================================================

                 See accompanying notes to financial statements

                       AMERICAN ACCESS TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                           Six             Six
                                                                        Months          Months      Cumulative
                                                                         Ended           Ended            from
                                                                       6/30/98         6/30/97       Inception
                                                               ------------------------------------------------
Cash Flows from operating activities:

Net income (loss)                                                    ($102,464)      ($184,048)      ($590,561)
                                                               ------------------------------------------------
Adjustments to reconcile net income (loss)
  to net cash provided by (use in)
  operating activities:
  Depreciation and amortization                                          5,559           3,061          12,185
   Common stock issued for services                                                                     75,000
  (Increase)/ decrease in assets:
    Accounts receivable                                                (99,993)       (162,832)       (111,429)
    Inventory                                                          (52,400)         (5,737)        (73,986)
    Prepaid expenses                                                    (1,458)        (33,919)         (5,005)
    Other                                                                 (860)         (1,076)         (4,458)
  Increase/ decrease in liabilities:
    Accounts payable
      and accrued expenses:                                            (14,132)          51,844         86,585
                                                               ------------------------------------------------
Total adjustments                                                     (163,284)        (148,659)       (21,108)
                                                               ------------------------------------------------
  Net cash provided by (used in)
    operating activities                                              (265,748)        (332,707)      (611,669)
                                                               ------------------------------------------------
Cash flows from investing activities:
 Expenditures for development of patent                                                                (14,500)
 Acquisition of property and equipment                                                                 (41,903)
  Purchase of furniture and fixtures                                    (2,794)         (26,657)        (2,794)

    Net cash provided by (used in)                             ------------------------------------------------
      investing activities                                              (2,794)         (26,657)       (59,197)
                                                               ------------------------------------------------
Cash flows from financing activities:
  Increase (decrease) notes payable                                          0         (100,000)
  Proceeds from issuance of common stock and
    exercise of warrants                                               160,000          569,377      1,010,777
  Repayment of loan payable, stockholder                                                 (1,000)        (1,000)
  Distribution to stockholder                                                                           (4,606)
  Other                                                                                                   (400)
    Net cash provided by (used in)
                                                               ------------------------------------------------
      financing activities                                             160,000          468,377      1,004,771
                                                               ------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                                                (108,542)         109,013        333,905
Cash and Cash equivalents, Beginning                                   442,555           61,761            108
                                                               ------------------------------------------------

                                                               ------------------------------------------------
Cash and Cash equivalents, Ending                                     $334,013         $170,774       $334,013
                                                               ================================================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                                               $2,424
                                                                                         ======

                 See accompanying notes to financial statements.

                       AMERICAN ACCESS TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 Unaudited

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements at June 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 1998 and results of operations for the six months ended June 30, 1998 and 1997. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the company's Registrations Statement Form SB-2 filing.

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

COMMON STOCK

On June 30, 1998, 20,000 warrants were exercised, at $8.00 per warrant, which resulted in 20,000 common stock shares being issued. In August, 1998 an additional 40,000 warrants were exercised at $8.00 per share. The company has a remaining 570,000 warrants.

NET LOSS PER COMMON SHARE

In 1997, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The shares of common stock issued in connection with the stock split effected in February 1997, have been considered outstanding for all periods. In addition, the shares of common stock issued to a Director in February 1997, prior to an initial registration of the Company's common stock and at a price at that time have been treated as outstanding during the entire period, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins. The number of shares used in the computation were 2,990,000 and 3,083,000 for 1998 and 1997 respectively. Diluted net loss per common share, assuming exercising of the warrants granted, is not presented as the effect of conversion is anti-dilutive.

3. Contingencies

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

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1997 AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1997.

REVENUES
         Revenues for the three months ended June 30, 1998 increased by $18,240 or 10.8%, to $187,252, compared to $169,012 for the three months ended June 30, 1997. Revenues for the six months ended June 30, 1998 increased by $148,039 or 87.6% to $317,051 compared to $169,012 for the six months ended June 30, 1997. The initial distribution of the Company's product did not occur until the second quarter of 1997, as the Company was primarily involved in training distributor's personnel in the operation, functioning and marketing of the Company's product.

COSTS AND EXPENSES

         Direct costs represent the cost incurred by the Company to have its product manufactured and assembled by outside contractors. These costs represented 39.3% of revenues for the three months ended June 30, 1998, 27.5% of revenues for the three months ended June 30, 1997, 42.5% of revenues for the six months ended June 30, 1998 and 27.5% of revenues for the six months ended June 30, 1997.

         Product development costs incurred in the three months ended June 30, 1998 was $2,977 and for the six months ended June 30, 1998 was $16,100 as compared to $3,241 for the same six month period in 1997. This increase in costs occurred in the Company's continuing efforts to modify and update its design to vendor specifications.

         Marketing and Promotion expenses increased by $29,970 to $30,032 for the three months ended June 30, 1998 compared to $62 for the three months ended June 30, 1997. The expenses of $46,647 for the six months ended June 30, 1998 was an increase of $46,585 over expenses for the same six months ended June 30, 1997, which only totaled $62. This was a result of the company's effort to continue to develop and market their product.

         General and Administrative expenses increased by $12,754 to $134,078 for the three months ended June 30, 1998 compared to $121,324 for the three months ended June 30, 1997. This increase was the result of costs associated with the continued development growth of the company including efforts in the pending acquisition of Omega Metals, Inc. Expenses for the six months ended June 30, 1998 decreased by $72,472 to $228,321 as compared to total expenses to $300,793 for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company required cash for the operating activities of $265,748 during the six months ended June 30, 1998 as compared to $332,707 during the six months ended June 30, 1997. The major source of cash for the six months ended June 30, 1998, was funded from financing activities through the exercising of warrants to purchase common stock of $160,000. The use of cash is due primarily to support expenditures for start up operations and manufacture, promotion and distribution of its products.

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

         The Company is still in the process of emerging from the development stage and, therefore, has generated little revenue to date. As reflected in the accompanying financial statements, the Company incurred a net loss of $51,968 for the quarter ended June 30, 1998 compared to a net income of $3,337 for the same quarter in 1997. Management's plans include the following:

         1. The Company has arranged for marketing in association with manufacturers and distributors of telecommunications equipment, which will enable the Company to obtain orders for its products with a minimal expenditure of the Company's resources. The Company is presently organizing a manufacture's rep program to assist in the distribution of their equipment.

         2. The Company has arranged for manufacture of its products by an outside supplier in order to minimize the financial requirements necessary for production. The Company is intending to purchase this manufacturer. The status of this acquisition is discussed in the Other Matters note included in this filing.
         3. The company believes that it can acquire working capital through sale of additional securities (including exercise of outstanding warrants), or borrowings, including bank borrowing, in view of the nature of its customer base. Nevertheless, the Company continues to be subject to a number of risk factors, including the uncertainty of market acceptance for its product line, the need for additional funds, competition, technological obsolescence and the difficulties faced by start up companies in general.


 OTHER MATTERS

         On July 15, 1998 the company entered into a letter of intent to purchase all the issued common stock of Omega Metals, Inc. The company utilizes Omega Metals, Inc. as its source of most of its manufactured products. There are various contingencies associated with this purchase and no assurance that the acquisition will be completed at this date.


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

Date:  August 12, 1998
                                    AMERICAN ACCESS TECHNOLOGIES, INC.
                                                (Registrant)



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