Form 10QSB
period 1998-09-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 1998-11-16
CIK 1043186

Form 10-QSB for AMERICAN ACCESS TECHNOLOGIES, INC. filed on November 13, 1998


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [XX] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

                                       OR

         [  ]     Transition Report Pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934

        For the transition period from ______________ to ________________

                   * * * * * * * * * * * * * * * * * * * * * *

                          Commission File No. 000-24575

                        AMERICAN ACCESS TECHNOLOGIES INC.
                              A Florida corporation
   (Exact name of registrant as specified in charter, and state incorporated)

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at September 30, 1998 was 3,030,000

                          American Access Technologies
                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN ACCESS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           Consolidated Balance Sheets
                                     Assets

                                                                                                             Condensed from
                                                                                    UNAUDITED               Audited Financial
                                                                              Pro Forma     Historical         Statements
                                                                           Consolidated   Sept. 30, 1998      Dec. 31, 1997
                                                                        ----------------------------------------------------
Current Assets:
  CASH AND CASH EQUIVALENTS                                                  $5,314,507        $38,840             $442,555
  NOTE RECEIVABLE                                                               500,000        500,000
  ACCRUED INTEREST RECEIVABLE                                                     6,250          6,250
  ACCOUNTS RECEIVABLE                                                           864,295        139,538               11,436
  INVENTORY                                                                     344,888         84,506               21,586
  PREPAID EXPENSES                                                               10,842          5,630                3,547
                                                                        ----------------------------------------------------
   Total Current Assets                                                       7,040,782        774,764              479,124
 Property, Plant, and Equipment:
  FURNITURE AND EQUIPMENT                                                     2,787,073         46,072               41,903
  ACCUMULATED DEPRECIATION                                                   (1,633,812)       (14,984)              (6,626)
                                                                        ----------------------------------------------------
      Total Property, Plant, & Equip                                          1,153,261         31,088               35,277
 Other Assets
  PATENT COST                                                                    26,217         26,217               22,583
  OTHER ASSETS                                                                    4,642          3,797                3,598
                                                                        ----------------------------------------------------
       Total Other Assets                                                        30,859         30,014               26,181
                                                                        ----------------------------------------------------
          Total Assets                                                       $8,224,902       $835,866             $540,582
                                                                        ====================================================

                      Liabilities and Stockholders' Equity

Current Liabilities:
  ACCOUNTS PAYABLE                                                             $300,146        $43,113              $17,705
  ACCRUED EXPENSES                                                               93,459         28,883               83,120
  LOANS PAYABLE CURRENT                                                         858,448                                ----
                                                                        ----------------------------------------------------
      Total Current Liabilities                                               1,252,053         71,996              100,825
Long Term Liabilities
  LOANS PAYABLE LESS CURRENT PORTION                                            222,255
  COMMITMENTS AND CONTINGENCIES                                                                   ----                 ----
Stockholders' Equity:
  PREFERRED STOCK
      $ .001 par value; authorized, 60,000 shares; 49,650 issued                  4,965
  COMMON STOCK
      $ .001 par value; authorized 10,000,000 shares; issued &
      outstanding, 3,030,000 shares at 9/30/98, 2,970,000 at 12/31/97             3,030          3,030                2,970
ADDITIONAL PAID IN CAPITAL                                                    5,965,762      1,409,430              929,490
  DEFICIT ACCUMULATED DURING
    THE DEVELOPMENT STAGE                                                      (648,590)      (648,590)            (492,703)
    RETAINED EARNINGS                                                         1,425,427
                                                                        ----------------------------------------------------
      Total Stockholders' Equity                                              6,972,849        763,870              439,757
                                                                        ----------------------------------------------------
          Total Liabilities and Stockholders' Equity                         $8,224,902       $835,866             $540,582
                                                                        ====================================================

                 See accompanying notes to financial statements.

                       AMERICAN ACCESS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      Consolidated Statements of Operations
                                    Unaudited

                                                           Three          Three            Nine            Nine
                                                          Months         Months          Months          Months      Cumulative
                                                           Ended          Ended           Ended           Ended            From
                                                        09/30/98       09/30/97        09/30/98        09/30/97       Inception
                                                  ------------------------------------------------------------------------------
 Income
          Revenues                                      $162,948         $4,533        $480,000        $173,545        $711,621
                                                  ------------------------------------------------------------------------------

Costs and Expenses
          DIRECT COSTS                                    57,376            610         192,091          47,160         257,572
          MARKETING & PROMOTIONS                           5,949         33,082          52,596          33,143          91,417
          PRODUCT  DEVELOPMENT                             5,029            755          21,130           3,996          38,803
          GENERAL & ADMINISTRATIVE                       154,838        117,888         383,161         418,679         985,886
                                                  ------------------------------------------------------------------------------

                                                  ------------------------------------------------------------------------------
          Total Costs & Expenses                         223,192        152,335         648,978         502,978       1,373,678
                                                  ------------------------------------------------------------------------------

          Operating Income (Loss)                        (60,244)      (147,802)       (168,978)       (329,433)       (662,057)
                                                  ------------------------------------------------------------------------------

Other Income (Expense)
          Interest Income                                  6,823              0          13,091               0          17,083
          Interest Expense                                     0              0               0          (2,414)         (3,621)

                                                  ------------------------------------------------------------------------------
             Total Other Income (Expense)                  6,823              0          13,091          (2,414)         13,462
                                                  ------------------------------------------------------------------------------

Income (Loss) from continuing operations                 (53,421)      (147,802)       (155,887)       (331,847)       (648,595)
Income from discontinued operations                            0              0               0               0           4,606

                                                  ------------------------------------------------------------------------------
Net Income ( Loss)                                      ($53,421)      (147,802)      ($155,887)      ($331,847)      ($643,989)
                                                  ==============================================================================

                                                  --------------------------------------------------------------
Net Income ( Loss) Per Common Share                       ($0.02)        ($0.05)         ($0.05)         ($0.11)
                                                  ==============================================================

                 See accompanying notes to financial statements

                              AMERICAN ACCESS TECHNOLOGIES, INC.
                               (A Development Stage Enterprise)
                             Consolidated Statements of Cash Flows
                                          Unaudited

                                                                          Nine            Nine
                                                                        Months          Months      Cumulative
                                                                         Ended           Ended            from
                                                                       9/30/98         9/30/97       Inception
                                                               ------------------------------------------------
Cash Flows from operating activities:

Net income (loss)                                                    ($155,887)      ($331,847)      ($643,984)
                                                               ------------------------------------------------
Adjustments to reconcile net income
  (loss) to net cash provided by (use in)
  operating activities:
  Depreciation and amortization                                          8,358           4,427          14,984
   Common stock issued for services                                                                     75,000
  (Increase)/ decrease in assets:
    Accounts receivable                                               (128,102)            900        (139,538)
     Interest receivable                                                (6,250)              0          (6,250)
    Inventory                                                          (62,920)        (23,396)        (84,506)
    Prepaid expenses                                                    (2,083)         (5,687)         (5,630)
    Other                                                               (3,834)         (1,076)         (7,432)
  Increase (decrease) in liabilities:
    Accounts payable
      and accrued expenses:                                            (28,829)         23,313          71,888
                                                               ------------------------------------------------
Total adjustments                                                     (223,660)         (1,519)        (81,484)
                                                               ------------------------------------------------
  Net cash provided by (used in)
    operating activities                                              (379,547)       (333,366)       (725,468)
                                                               ------------------------------------------------
Cash flows from investing activities:
  Increase (decrease) note receivable                                 (500,000)              0        (500,000)
 Expenditures for development of patent                                                                (14,500)
 Acquisition of property and equipment                                                                 (41,903)
  Purchase of furniture and fixtures                                    (4,168)        (27,772)         (4,168)

    Net cash provided by (used in)
                                                               ------------------------------------------------
      investing activities                                            (504,168)        (27,772)       (560,571)
                                                               ------------------------------------------------
Cash flows from financing activities:
  Increase (decrease) notes payable                                          0        (101,000)
  Proceeds from issuance of common stock and
exercise of warrants                                                   480,000         669,177       1,330,777
  Repayment of loan payable, stockholder                                                                (1,000)
  Distribution to stockholder                                                                           (4,606)
  Other                                                                                                   (400)
    Net cash provided by (used in)
                                                               ------------------------------------------------
      financing activities                                             480,000         568,177       1,324,771
                                                               ------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                                                (403,715)        207,039          38,732
Cash and Cash equivalents, Beginning                                   442,555          61,761             108
                                                               ------------------------------------------------

                                                               ------------------------------------------------
Cash and Cash equivalents, Ending                                      $38,840        $268,800         $38,840
                                                               ================================================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                                              $9,550
                                                                                        ======

                 See accompanying notes to financial statements.

                       AMERICAN ACCESS TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 Unaudited

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements at Sept. 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of Sept. 30, 1998 and results of operations for the nine months ended Sept. 30, 1998 and 1997 and cumulative. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the company's Registrations Statement Form SB-2 filing.

The accompanying pro forma balance sheet as of September 30, 1998 gives effect to (a) receipt of the net proceeds of $4,965,000 from the private placement of the convertible preferred stock, and (b) acquisition of the net assets of Omega Metals, Inc., expected to be accounted for on the pooling of interests method, as if these transactions had taken place on September 30, 1998.

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

COMMON STOCK

On June 30, 1998, 20,000 warrants were exercised, at $8.00 per warrant, which resulted in 20,000 common stock shares being issued. On August 16, 1998 an additional 40,000 warrants were exercised at $8.00 per share. The company has remaining 570,000 warrants to purchase common stock at an exercise price of $8.00 per share as of September 30, 1998.

NET LOSS PER COMMON SHARE

In 1997, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The shares of common stock issued in connection with the stock split effected in February 1997, have been considered outstanding for all periods. In addition, the shares of common stock issued to a Director in February 1997, prior to an initial registration of the Company's common stock and at a price at that time have been treated as outstanding during the entire period, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins. The number of shares used in the computation were 3,030,000 and 3,083,000 for 1998 and 1997 respectively. Diluted net loss per common share, assuming exercising of the warrants granted, is not presented as the effect of conversion is anti-dilutive.

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

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

REVENUES
         Revenues for the three months ended September 30, 1998 increased by $158,415 to $162,948 as compared to $4,533 for the three months ended September 30, 1997. Revenues for the nine months ended September 30, 1998 increased by $306,455 or 176.6% to $480,000 compared to $173,545 for the nine months ended September 30, 1997. The initial distribution of the Company's product did not occur until the second quarter of 1997, as the Company was primarily involved in training distributor's personnel in the operation, functioning and marketing of the Company's product.

COSTS AND EXPENSES

         Direct costs represent the cost incurred by the Company to have its product manufactured and assembled by outside contractors. These costs represented 35.2% of revenues for the three months ended September 30, 1998, 13.5% of revenues for the three months ended September 30, 1997, 40.0% of revenues for the nine months ended September 30, 1998 and 27.2% of revenues for the nine months ended September 30, 1997.

         Product development costs incurred in the three months ended September 30, 1998 was $5,029 and for the nine months ended September 30, 1998 was $21,130 as compared to $3,996 for the same nine month period in 1997. This increase in costs occurred in the Company's continuing efforts to modify and update its design to vendor specifications.

         Marketing and Promotion expenses decreased by $27,133 to $5,949 for the three months ended September 30, 1998 compared to $33,082 for the three months ended September 30, 1997. The expenses of $52,596 for the nine months ended September 30, 1998 was an increase of $19,453 over expenses for the same nine months ended September 30, 1997, which only totaled $33,143. This was a result of the company's effort to continue to develop and market their product.

         General and Administrative expenses increased by $36,950 to $154,838 for the three months ended September 30, 1998 compared to $117,888 for the three months ended September 30, 1997. This increase was the result of costs associated with the continued development growth of the company including efforts in the pending acquisition of Omega Metals, Inc. Expenses for the nine months ended September 30, 1998 decreased by $35,518 to $383,161 as compared to total expenses to $418,679 for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company required cash for the operating activities of $379,547 during the nine months ended September 30, 1998 as compared to $333,366 during the nine months ended September 30, 1997. The major source of cash for the nine months ended September 30, 1998 was funded from financing activities through the exercising of warrants to purchase common stock of $480,000. The use of cash is due primarily to support expenditures for start up operations and manufacture, promotion and distribution of its products.

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

         The Company is still in the process of emerging from the development stage and, therefore, has generated little revenue to date. As reflected in the accompanying financial statements, the Company incurred a net loss of $53,421 for the quarter ended September 30, 1998 compared to a net 1oss of $147,802 for the same quarter in 1997. Management's plans include the following:

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

 SUBSEQUENT EVENTS

         On November 11, 1998 the company completed purchase of all the issued common stock of Omega Metals, Inc. The company utilizes Omega Metals, Inc. as its source of most of its manufactured products. The transaction included an exchange of 226,470 restricted common stock shares being issued.

          Since October 1, 1998 and to November 13, 1998, the company has had a private placement of its Series A 10% Senior Convertible Preferred Stock in process. There are 60,000 shares authorized at a par value $.001. During this period 49,650 shares have been sold for $4,965,000. The series A Preferred shall be valued at $100.00 per share ("convertible value"), and, if converted, the series A Preferred shall be converted into common (the "Conversion Stock") at the price per share equal to the then applicable Conversion Price. The holders of Series A Preferred shall have the right, at their option, to convert any or all of such shares into conversion stock at any time on or after the earlier of
(i) the four month anniversary of the earliest Issuance Date of any share of Series A Preferred or (ii) first date upon which the shelf registration statement registering the conversion stock is declared effective by the Securities and Exchange Commission.


                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

                  From October 1, through November 13, 1998 Registrant sold 49,650 shares of Series A 10% Senior Convertible Preferred Stock and received net proceeds of $4,456,297. Filed as Exhibit 4.1 hereto is the Articles of Amendment of Amended and Restated Articles of Incorporation of American Access Technologies, Inc, including the terms in which such preferred stock is convertible into common stock. The shares were placed by Merrill Webber Securities, Inc. and Capital International Securities Group, Inc., members NASD, and such firms were issued warrants to purchase 99,300 shares of the Registrant's common stock at $25 per share, subject to adjustment in certain circumstances. The shares were sold to accredited investor pursuant to exemption from registration pursuant to Rule 506 of Regulation D.

ITEM 5.  OTHER INFORMATION
         -----------------

         On November 11, 1998 Registrant acquired all of the outstanding shares of stock of Omega Metals, Inc. of Keystone Heights, Florida, in exchange for 226,470 shares of Registrant's common stock pursuant to an Agreement and plan of Reorganization which is filed as an exhibit hereto. Omega Metals, Inc. is a specialty metals manufacturer and is the supplier for Registrant's zone cabling termination cabinets products.

ITEM 6.  EXHIBITS AND REPORTS
         --------------------

         As of the date of this filing, it is impractical for Registrants to provide the Financial Statements and their entirety and pro forma financial information required to be filed in connection with the acquisition of Omega Metals, Inc. and such Financial Statements and pro forma financial information will be filed by amendment no later than sixty days after filing hereto. However, we have included the pro forma Balance Sheet under the following provisions:


         (b)   EXHIBITS

         The following exhibits are being filed as part of this report:

         Exhibit No.          Description
         ----------           -----------

         2.1 Agreement and plan of reorganization dated November 11, 1998 relating to the acquisition of the outstanding stock of Omega Metals, Inc.
         4.1 Articles of Amendment of Amended and Restated Articles of Incorporation of American Access Technologies, Inc.
         27.0       Financial Data Schedule


         ( c ) Reports on Form 8-K: There were no reports on form 8-K filed for the period reported.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1998

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