Form 10QSB/A
period 1998-09-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 1999-02-05
CIK 1043186

Form 10-QSB/A for AMERICAN ACCESS TECHNOLOGIES, INC. filed on February 4, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A


                                   Amendment 1


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


RISKS ASSOCIATED WITH YEAR 2000 PROBLEM

          Computer systems and/or software used by many companies may need to be upgraded to accept four digit entries to distinguish 21st century dates from 20th century dates. As is the case with most other companies using computers in their operations, the Company recognizes the need to ensure that its operations will not be adversely impacted by software and/or system failures related to such "Year 2000" problem. The Company has been reviewing its own internal computer and related information and operational systems to assess the actions required to assure Year 2000 compliance. Based on information currently available, the Company believes that the costs associated with Year 2000 compliance, and the consequences of incomplete or untimely resolution of the Year 2000 problem, will not have a material adverse effect on the Company's business, financial condition and results of operations in any given year. However, even if the internal systems of the Company are not materially affected by the Year 2000 problem, the Company's business, financial condition and results of operations could be materially adversely affected through disruption in the operation of the enterprises with which the Company interacts.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 5, 1999

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