Form 10KSB
period 1998-12-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 1999-02-25
CIK 1043186

[LOGO]
  Form 10KSB for AMERICAN ACCESS TECHNOLOGIES, INC. filed on February 25, 1999


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to _____________

                       Commission file number: ___________

                       AMERICAN ACCESS TECHNOLOGIES, INC.
            (Name of small business issuer specified in its charter)

                            Florida                            59-3410234
                (State or other jurisdiction               (I.R.S. Employer
              of incorporation or organization)           Identification No.)

       238 N. Westmonte Drive, Suite 210, Altamonte Springs, Florida 32714
          (Address of principal executive offices, including zip code)

                                 (407) 865-7696
                (Issuer's telephone number, including area code)
                            Victor Murray, President
                       American Access Technologies, Inc.
                        238 N. Westmonte Drive, Suite 210
                           Altamonte Springs, FL 32714
                                 (407) 865-7696

       ------------------------------------------------------------------
            (Name, address and telephone number of agent for service)

         Securities registered under Section 12(b) of the Exchange Act:

                              Name of each exchange
           Title of each class                  on which registered
                  None                                  None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
                                (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes___X___ No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1998 were $4,936,204.

The number of shares outstanding of the issuer's common stock as of February 4, 1999, was 3,265,470 shares. The aggregate market value of the common stock (1,898,735 shares) held by non-affiliates, based on the average of the bid and asked prices ($20.19) of the common stock as of December 31, 1998 was $38,335,459.

Transitional Small Business Disclosure Format (Check one): Yes_____  No___X___

         This Annual Report on Form 10-KSB (the "Report") may be deemed to contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the "Commission"), reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks set forth herein, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

ITEM 1. DESCRIPTION OF THE BUSINESS

GENERAL

         American Access Technologies is a Florida corporation that develops, designs, and manufactures products for the telecommunications industry. Our product line improves the distribution of cable and wiring for telecommunications systems.

         The company's first-generation product is the ZCTC 1024-LP, which is a cabinet that houses cable equipment and fits above the ceiling. The second-generation product is the ZCTC 1024-HR, also a ceiling unit. The third-generation products, ZCTC-RF series, are cabinets designed to fit under the floor for raised floor applications. The EthoCom and ComDeck units fit directly into modular furniture applications. The products offered by the company exemplify the commitment to providing flexible solutions for routing information through cables and wires.

         The telecommunications industry is continually and rapidly expanding. Data systems with continually increasing operating speeds, corporate networking and desktop computing have created the need for a higher speed delivery system through cabling. This also requires new ways of connecting cables with higher speed switching. The company's goal is to provide solutions for the high-speed needs of new technology and to become a leading supplier of structured telecommunications cabling system components.

         American Access' 1998 acquisition of Omega Metals, Inc. moves the company from the development stage to active production and distribution of its telecommunications products. Omega is a wholly owned subsidiary with sales and marketing intact.

HISTORY OF THE COMPANY

         American Access founder, Vic Murray, began working in the electrical, cable and industrial supply business in 1945. As a manufacturer's representative, he worked for such high profile companies as Graybar Electric Company and Florida Electric Supply. Mr. Murray opened Vic Murray & Associates as an independent manufacturer's representative in 1977, incorporating it as Vic Murray & Associates, Inc. VMA developed agency relationships with electrical engineers, electrical contractors, municipalities, power companies and distribution companies throughout the State of Florida. American Access acquired VMA in exchange for company common stock in 1996, and ceased its manufacturer's representative business in order to engage exclusively in the business of wire management.

         A development company when it began, American Access pioneered four generations of innovative telecommunications products and has increased its name recognition in the market since then.

         In November, 1998, American Access acquired Omega Metals, Inc. which continues to provide product prototyping, production, manufacturing, assembling and packaging operations to American Access.

THE COMPANY'S BUSINESS

         American Access develops and sells products that place telecommunications equipment in office buildings, hospitals, convention centers, schools, and just about any building in need of an efficient system to route information. As the need increases for high-speed communications in the work place, the streamlined distribution of cables and wires that carry that information is also important. Called zone cabling, because cables are routed into specific areas as needed, our cabinets conveniently house all equipment in the ceiling, raised floors and in modular furniture. This dedication to providing total and flexible cabling solutions places the company at the forefront of the telecommunications cabling industry.

         As a direct result of the break-up of the AT&T monopoly, thousands of technology, service and equipment companies began to develop revolutionary telecommunications products and services. These companies could now fairly compete for business within the rapidly evolving multi-billion dollar telecommunications industry. Simultaneously, the computer industry evolved at a rapid pace as well. The telecommunications industry was forever changed and for the first time in this industry, myriad new business opportunities emerged.

         Richard Murray, an original officer of the company, was directed to research and evaluate the industry to determine in which categories of supply and support we would specialize. The decision was made to focus on wire management for voice, data, fiber optic, closed caption television, and cable television applications. With the birth of revolutionary high-speed telecommunications technology and equipment, wiring and wire management would become a critical part of the telecommunications industry.

         Along with other specialists throughout the United States, Murray quickly realized that designers of new buildings and of renovations did not consider adequate spacing and design requirements in order to accommodate the telecommunications wiring. Although wire and wire management is a critical portion of telecommunications, in some cases, the design engineers actually had forgotten to include it in the project design. These engineering and industry oversights create significant and expensive changes in structure design resulting in the loss of usable or otherwise rentable spaces. Additionally, excessive future moves, additions and changes, of personnel offices, telephones, data terminals and other cable termination points, were generally given little consideration.

         Until now, wire management systems have not evolved as rapidly as the telecommunications industry. Industry leaders began to realize that with the advent of technologically advanced equipment, systems, new methods of conveyance, such as the speed of light transmission used in fiber optics, and the demand for connection to the Internet, the established methods of wiring and wire management were outdated.

         Telecommunication wiring originates outside the building and is routed into the building through either an underground, direct buried or aerial facility. The wiring is then distributed to each floor of a building through areas known as telecommunications closets. From the telecommunications closets, all wiring is sorted and distributed as needed to all the workers' stations on that floor. Every work station may include phone, fax, data, and a computer. Each station is required to have two horizontal cables that run from the work area back to the telecommunications closet. This traditional method of wiring is called star topology. This method of wiring and wire management provides for very little flexibility in the cable system when future changes and additions are made at a work station.

         The telecommunications closet is also located in common areas within each floor, and the cabling distributed from it could be as far as 295 ft., or 90 meters, away from each end point in the work area. For voice wiring, the maximum main cable length is 800 meters. This means that a massive amount of wire is required for telecommunication applications. It is not unusual for a high rise building of 40 floors to have 200 - 300 miles of wiring. The old method of sending wires into specific zones in a building, called zone cabling, requires very expensive modular furniture in order to meet the multitude of industry standards and regulations. In some applications, even modular furniture may not meet industry guidelines. American Access products are specifically designed to provide cabling solutions and meet industry standards.

         Today, we all rely on staying in touch. More communication is done with computers, telephones and fax machines. To accommodate the growing telecommunications industry, more cables and wires must be run to carry voice, data, television, and other low-voltage communications faster, cheaper, cleaner, in longer runs, and using less space. At the same time, long term additions and changes to a system must be considered. Old methods of wiring require that a new line of cable be run from the user's desk, or workstation, back to the telecommunications closet for each and every change. Our enclosure, the Zone Cabling Termination Cabinet, eliminates the need for those new lines by placing the telecommunications equipment close to the workstation and in an inconspicuous location.

         The industry leaders are now addressing the need for new cabling methods and equipment. These companies, industry associations and individual experts have joined together to create new and revolutionary standards. Companies such as Lucent Technologies, Ortronics, AT&T, Krone, Belden, Siecor, Hubbell, Leviton Telcom, Superior Modular Products and American Access Technologies, Inc., have joined with various organizations that set industry standards. Together they are developing and introducing innovations in wire/cabling design and routing. This partnership is providing for efficient transmission of telecommunication signals into the zone in which it is needed. The method of zone cabling is called Open Office Architecture.

         Open Office Architecture is endorsed under Telecommunications Systems Bulletin 75, by the American National Standards Institute, the Telephone Industry Association and the Electrical Industry Association. The purpose of this design is to locate the bundled cables closer to the individual workstations.

         Zone cabling is used in open office areas, hotels, convention centers, entertainment and theme parks, hospitals, government buildings, schools, industrial complexes, data centers, banks, and any other area where a flexible cable layout is required to support a changing or growing network of communicating information.

THE COMPANY'S PRODUCTS

         The American Access product line capitalizes on the need for zone cabling solutions. Our cabinets provide efficiency and flexibility, and are the only fire-rated and Underwriter's Laboratories approved systems in the industry.

         In 1996, the company consulted with many of the leading telecommunications specialists and engineers and all were in agreement. No one had developed a device that met all of the industry standards and could effectively and efficiently be used to house and route telecommunications cables and wiring. However, some sort of device was absolutely required to complete the Open Office Architecture design. American Access Technologies, Inc. researched and verified that no such enclosure existed. In fact, such research indicated that no one was even developing such a zone device.

         The company has designed an enclosure to house and distribute telecommunications in equipment in buildings. This enclosure is called a Zone Cabling Termination Cabinet. We currently hold a Utility Patent Pending for this cabinet that may be installed in the ceiling, above the ceiling, on or in the wall or in the floor structure. The ceiling unit fits into the suspended ceiling, providing easy access to the brain of the telecommunications system. Less cable is used. Installation is easier and quicker, causing fewer disruptions and down time for office workers. The ZCTC floor unit provides the same solution in a floor installation. The EthoCom and ComDeck systems provide the same solution in modular furniture.

                                 Ceiling Mounted

                               Telecommunications

                                     Closet




                                  Floor Mounted

                               Telecommunications

                                     Closet



                               Modular Furniture

                               Telecommunications

                                     Closet

         Our cabinets allow people using telephones, computers, or fax machines to be hooked to the outside world in a revolutionary way. As systems change and grow, we offer a fast, efficient way to change with them. We provide the enclosed diagrams to illustrate the uses for our product.

                                    Diagram 1
                                    ---------

         People communicate from work areas by computer, fax, and telephone. Wiring that allows this communication is routed from outside the building through the walls into a common area called a telecommunications closet. Horizontal cables run from the closet to our zone cabling termination cabinet. When the wires unite in our cabinet before being routed to your work area through furniture or into outlets, our cabinet is used as a consolidation point. And when your work area is moved, a new computer is added, or a phone system is changed, our cabinets allow easy access to the wires that must also be moved or changed. The more costly wiring, which is done from the closet to the cabinet, remains untouched.

                        Zone Cabling Termination Cabinet
                              Consolidation Point
                         (Technical Standards Board 75)

--------------------------------------------------------------------------------
TELECOMMUNICATIONS                   CABINET USED AS A              WORK AREA
      CLOSET                           CONSOLIDATION
                                           POINT

                                                          HORIZONTAL
                                                      DISTRIBUTION CABLES
                                                        ROUTED THROUGH
                                                           FURNITURE
CROSS-CONNECT          MULTI-PAIR      INTER-
                       HORIZONTAL    CONNECTION
                       DISTRIBUTION
                       CABLES                                WORK AREA
                                                         EQUIPMENT CABLES

                                     CONNECTING
                                      HARDWARE

HORIZONTAL              15                                  WORK AREA
CROSS-CONNECT           M                               TELECOMMUNICATIONS
                        MIN                                  OUTLETS
--------------------------------------------------------------------------------

                                   Diagram 2
                                   ---------

         Every telecommunications system has a backbone of cables that runs through the walls to the telecommunications closet into the cross-connect which, like a stop light, directs the cable traffic to the work area. When our zone cabling cabinet is used as a cross connect, cables are directed or patched through to each computer, phone or fax location at a work station. These patch cords are easily changed from the cabinet when, for example, you are working at your computer one day, and the next day you're working at another computer but need the file you saved the day before. Simply switch the patch cord in the cabinet from one computer to the other one. This efficient method saves time and money that would be spent rewiring from the closet to the new or added equipment.

                        Zone Cabling Termination Cabinet
                                 Cross-Connect

TELECOMMUNICATIONS                    CABINET USED                    WORK AREA
      CLOSET                          CROSS-CONNECT


                    MULTI-PAIR                              WORK AREA
                    HORIZONTAL                              EQUIPMENT CABLES
                    DISTRIBUTION                            ROUTED THROUGH
                    CABLES                                  FURNITURE


      HUB EQUIPMENT            HORIZONTAL CROSS CONNECTIONS
WIRED FOR "PLUG & PLAY"
--------------------------------------------------------------------------------

                                   Diagram 3
                                   ---------

         When our cabling cabinet functions as a multi-user telecommunications outlet, the cords that patch the wiring from the cabinet to the work area are longer, with a plug at each end. Visualize the cord that plugs into your home telephone on one end, and into the wall jack on the other end. When many users are clustered into a zone of a building, and a lot of telecommunications equipment will be added or moved in that zone, these long patch cords are simply plugged in, or unplugged and rerouted where needed between the cabinet and the work station. Just like moving your home phone from one room to another room, miles of costly wires won't need to be run for each change. Our cabinets save money and time.

                        Zone Cabling Termination Cabinet
                               Multi-User Outlet

                                 CABINET USED AS A
TELECOMMUNICATIONS                MULTI-USER AS A                     WORK AREA
    CLOSET                      TELECOMMUNICATIONS
                                 OUTLET/CONNECTOR

                  MULTI-PAIR                               WORK AREA
                  HORIZONTAL                               EQUIPMENT CABLES
                  DISTRIBUTION                             ROUTED THROUGH
                  CABLES                                   FURNITURE

HORIZONTAL                      TELECOMMUNICATIONS
CROSS-CONNECT                   OUTLET/CONNECTOR
--------------------------------------------------------------------------------

The company believes its products are the only enclosures manufactured that can function to efficiently house telecommunications cables, distribute wiring to workstations, and store unused cabling until it is needed, while complying with all industry and government guidelines, standards and regulations. The cabinets can be used for any and all low voltage wiring systems including but not limited to voice, data, video, building controls, security, and fire/life/safety wiring systems. The cabinet was designed to accommodate all manufacturers' equipment including various panels as well as fiber optic cables.

Product Application

         The cabinet will reduce the amount of wire running from the workstation to the telecommunications closet. The wiring will now run from the workstation to our cabinet, which is readily accessible through the ceiling grid system. The cabinet is designed to accommodate all of the newly developed Open Office Architecture wiring equipment and distribution connections. This enclosure is mounted in a standard 2ft. x 4 ft. ceiling grid system but is physically attached to the building structure to support the weight of the equipment installed within the enclosure. The equipment is reached through a door that opens from below the ceiling for easy maintenance, installations and changes. Specially trained, highly-paid technicians will no longer be required to make those changes when systems grow or are reconfigured. The new equipment just plugs in, creating less down time and less loss of productivity. It can be easily re-routed and reused. The initial installation of the cabinet is approximately the same as the old method of distribution cabling. However, we believe that the short term and long term cost savings are very significant. Costs will be reduced by:

o     Less cable resulting in reduced material cost.

o     Cable can be re-routed for re-use.

o     Labor costs are reduced with shorter cable runs when systems are changed.

         The Zone Cable Termination Cabinet makes better use of the telecommunications closets and provides the building owners more usable space. It significantly reduces the physical mass of cables to be run throughout the building.

Product Standards

                  The standards, regulations and various industry association guidelines are very specific. The company believes its Zone Cabling Termination Cabinet is the only product that meets the standards and requirements of the telecommunications industry, including the Building Industrial Consulting Services International (BICSI), National Electric Code regulations NEC 300-22 B & C, American National Standards Institute/Telephone Industry Association/Electrical Industry Association publication 568 A, as well as the Zone Cabling guidelines as specified in the newly released Telecommunications Systems Bulletin - TSB 75.. This product is the only product that has been tested by Underwriter's Laboratories for this application. Therefore, Underwriter's Laboratories has assigned this product to a new category listing. This listing is identified as UL 1863 (Telecommunications Cabinets) under 31RF, and is further identified as a Type 12 rated enclosure for Plenum type installations. The cabinet is also listed as UL2043 and is currently the only enclosure manufactured to these standards.

Future Product Development

         As the company identified the specific product needs of the telecommunications industry, products were developed to meet these needs. The products assist equipment manufacturers in marketing their own products.

         The company's first design was a low-voltage Zone Cabling Termination Cabinet which mounts within the ceiling grid system. The company developed accessory equipment to permit cable penetrations and maintain fire-rating.

         The second phase was to develop a cabinet that serves as a termination, distribution or consolidation point within a raised floor data center. This unit has been developed with a prototype. It is estimated that this unit will be in production within the next six months.

         The third phase includes a high-voltage termination cabinet that mounts into the ceiling grid system to house active electronics, including computer hubs, routers and switches. This unit will accommodate fiber optics as well as conventional copper wiring. We anticipate that this unit will be U.L. listed and into production within the next six months.

         There can be no assurance that any new products will be successfully developed or marketed.

Intellectual Property

         The company has filed with the United States Department of Commerce, Patent and Trademark Office application for patent, pending No. 08785006, for Zone Cabling Termination Cabinet and Communications Cable Interconnection Apparatus and Associated Method for an Open Office Architecture. The utility patent application contains approximately 67 various claims associated with zone cabling techniques. On April 26, 1998, the Patent and Trademark Office approved the patent for the cabling termination cabinet. On June 5, 1998 the company was informed that the patent was approved for a communication cable interconnection apparatus and associated method for Open Office Architecture.

         American Access has made a formal filing under the Patent Cooperation Treaty, Paris, France. There can be no assurance that any patents will be granted on the company's products or, if granted, that they will provide meaningful protection against competing products that may be introduced.

Manufacturing

         The company has developed all of its products utilizing computer assisted design drawings (CADD). Master copies of its products are safeguarded at the home office and certain copies are available to outsource firms. On November 12, 1998, the company acquired all the outstanding common stock of Omega Metals, Inc.(Omega), in exchange for 226,470 shares of the company's common stock. Omega has been a manufacturer of various products used in the telecommunications industry.

         Omega is a precision sheet metal fabrication and assembly company located in Northeast Florida midway between Jacksonville and Gainesville. The company was established in 1981, serving a diverse client base of over 300, including engineering, technology and electronic companies, mostly in the Southeastern markets. Clients include Carlisle Industries, CSX Railroad and the U.S. military.

         Omega Metals, Inc. operates from its 30,000 sq. ft. manufacturing facility situated on 3 acres of land that it owns. The manufacturing process is run by a state-of-the-art computer control system. Manufacturing services include precision stamping, bending, assembling, painting and silk screening. Quality control at Omega Metals is based on the Department of Defense military standard MIL-1-45208A. Inspection equipment is strictly maintained to assure consistent quality.

         Diversified facilities and equipment allow Omega Metals, Inc. to handle a broad range of customer requirements. Strict attention to quality assures our customers of consistent production and conformity to their specific requirements.

         Omega's manufacturing capacity is approximately five (5,000) thousand units per month. It has additional property for expansion as the need arises. The manufacturing capability is not limited to only precision metal fabrication. On site state of the art high-tech surface coatings such as iridizing, powder coating, silk screening and specialized production painting are also available.

         By acquiring Omega with its 50 employees, American Access adds the valuable management skills of Erik Wiisanen and John Presley. Omega will continue to operate as a wholly owned subsidiary with sales and manufacturing intact. The company has an agreement to acquire 6 acres adjacent to Omega's site and plans a first quarter plant expansion of 30,000 sq. ft to supplement assembly capabilities. The capital cost to complete this expansion will be funded from cash flows and working capital.

SALES AND MARKETING

         By providing patented and innovative solutions to telecommunications cabling in conjunction with zone cabling, American Access creates a new market in the industry. The company's Sales and Marketing goal is to establish itself through education and alliances as the industry leader in this potentially huge marketplace.

                  The primary focus of marketing efforts is to partner with major equipment manufacturers and telecommunications distributors since the company's products are designed to enhance the sales of the manufacturer and distributor. Since the company's products enable the placement of telecommunications equipment into zones, while complying with all of the industry guidelines and building regulations, these companies can use the enclosure to sell more of their products. By partnering with American Access, each manufacturer and/or distributor has opportunity to gain a larger share of their respective markets. The company is providing various support programs and materials that enhances its partners marketing plan.

         American Access has developed several brochures to assist in marketing. These pieces range from one page to an eight page full color product and application brochure. We have also developed a World Wide Web site. Our printed materials and Web site currently serves as our primary marketing tools. All of these marketing/media materials provide company information, product information, engineering specifications, drawings, application for use, installation instruction, and features and benefits tailored to each individual market need. Additionally the World Wide Web site provides marketing support materials that can be downloaded and printed at individual locations throughout the world. Questions and answers can be transmitted via e-mail feedback capability, query analysis for tracking of inquiries, lead generation for the distributors, distribution of marketing materials to end-users not normally addressed by the individual distributors.

         We are currently seeking a national sales manager to oversee the manufacturer's representative firms we have in place around the country. Regional managers will be added as our sales grow. Full training is provided to our representatives, who work on commission and sell other products compatible to ours.

         The largest and most recognized telecommunications training and certification organization (BICSI) is currently using the ZCTC line of products as an integral part of its Zone Cabling Training and Certification course.

         The company is participating with its business partners in trade shows as a component in their individual booths and hospitality suites. However, the company will individually participate in three or four trade shows per year. Two of the shows are focused around standards, training and certifications. The remaining two shows are industry product shows. The company attended SUPERCOMM 97 that was held in New Orleans in June 1997. We believe that some of our partner relationships have resulted from our show presence.

         The end users of our products contract with specialized, BICSI Certified Registered Communications Distribution Designers (RCDD), qualified engineers and contracting firms. These specialists design, specify, purchase and install cabling of all types, switches and all other telecommunications equipment as required by the end user. All product purchases are made through authorized distributors with the exception of certain companies who can purchase extremely large quantities as a private label type product.

         We believe the market potential is enormous for new installation and for refurbishing existing Zone Cabling Termination Cabinets.

Distribution and Sales

         American Access Technologies has entered into a national distribution contract with Anixter International, Inc. (NYSE: AXE), which had 1996 revenues of $2.5 billion.

         Anixter is a leading value-added provider of integrated cabling and networking solutions that support business information and network infrastructure requirements. Anixter teams with customers to implement these solutions by combining a variety of customized pre- and post-sale services, products from the world's leading manufacturers, and superior logistics management through a global network of 37 countries with 205 domestic operating locations.

         American Access Technologies has negotiated distribution agreements with the following Regional distributors:

         *CED-American Electric, Inc. (Data Voice) - Founded over 100 years ago as a private company and has grown to over 400 locations spread over 48 states and Canada. CED gross revenues in 1996 exceed $500 million and more than 3,500 people were employed in its service area. More than 25,000 inventory items are stocked.

         *State Electric Supply - Founded in 1954 as a private company in Dunbar, West Virginia, State Electric has grown to over 22 locations spread over seven states. State Electric's gross revenues in 1996 were more than $125 million, with over 500 people employed in the service area.

         * Core Data Comm, - A Regional Distributor specializing in telecommunications.

         American Access Technologies, Inc., is currently negotiating with several national distributors. There can be no assurance of any additional distribution agreements.

COMPETITION

         The market for telecommunications products is highly competitive and subject to rapid technological change, regulatory developments and emerging industry standards. The company believes that the principal competitive factors in its markets are conformance to standards, reliability, safety, product features, price, performance and quality of customer support. There can be no assurance that the company will compete successfully in the future with respect to these or other factors.

REGULATION OF THE COMPANY'S BUSINESS

         Markets for the company's products are characterized by the need to meet governmental and industry standards. In the U.S., the company's products must comply with various regulations established by the Federal Communications Commission and Underwriters Laboratories, as well as standards established by Bell Communications research and local building codes. The ZCTC has been approved by Underwriters Laboratories for low voltage communications and meets or exceeds the national electrical code requirements when used with appropriate fire foam kits in association with cable access penetration models

         The company maintains membership in trade organizations such as the Telecommunications Industry Association, International Association of Electrical Inspectors and Building Industrial Consulting Services International.

RISK FACTORS

         This report may be deemed to contain forward-looking statements within the meaning of the Reform Act. Forward-looking statements in this report or hereafter included in other publicly available documents filed with the Commission, reports to the company's stockholders and other publicly available statements issued or released by the company, involve known and unknown risks, uncertainties and other factors which could cause actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks set forth here, each of which could adversely affect the company's business and the accuracy of the forward-looking statements contained in this report.

FINANCIAL RISK

Reliance on Affiliates As Source of  Business

         Alliances with telecommunications companies such as Lucent Technologies, Ortronics, Amp, Belden, Krone, Bay Networks, and 3 Com, have enhanced American Access' position in the industry. Pending agreements with Herman Miller will strengthen the company's position as an innovative leader. However, there are no guarantees these affiliations will be permanent. Alliances may switch over to future competition or terminate for other reasons, which may adversely affect the company.

 Reliance on Distributors

         The company relies upon three distributors for a large portion of gross revenues. If one or more of these three customers were to cease doing business with the company, it could have a material adverse effect on the company's business. The company's largest customer, Anixter, has committed to a one-year contract, which began on October 1, 1997. Management believes that the contract will be honored for the full term and ultimately renewed. However, no assurance can be given to this effect.

GENERAL BUSINESS OPERATIONS RISKS

Short Operating History

         We were incorporated in October 1996 and have a limited operating history from which to evaluate our business prospects. Our operating history in the future will be subject to all of the risks and uncertainties inherent in the development and maturation of a business. We have only owned Omega Metals since November 1998.

Our Products may not be commercially successful

         To date, we have only sold limited amounts of our products in the commercial marketplace. We will have to sell our products in greater numbers in order to be successful. However, we may not be able to generate sales of our products in increasing numbers due to several reasons, including the possibility that potential customers will not see the advantage of using our products over the traditional way of cabling telecommunications products.

Our markets are highly competitive

         The telecommunications industry is highly competitive, with several key players. It is also subject to rapid change and sensitive to new product introductions or enhancements and marketing efforts by industry participants. Competitors may be developing technologies or products which may be similar or superior to our. These competitors may have a better ability to market their products.

         To effectively compete, we need to continue to grow our business and to generate greater revenues. This will allow us the resources to develop new products in response to new technology and to meet customer demands in a broad distribution channel. We cannot assure that we will be able to grow sufficiently to compete effectively in this marketplace.

Operating losses

         Our expenses are currently greater than our revenues. Our ability to operate profitably depends on increasing our sales and achieving sufficient gross profit margins. We cannot assure that American Access will operate profitably. Omega Metals has operated profitably.

Modified Accountant's Report

         Our independent certified public accountants have modified their report on our financial statements to reflect doubt as to our ability to continue as a going concern. See "Financial Statements."


Dependence on Key Management

         We have only a few key officers and directors. If any of them should leave our company, our business and prospects could be adversely affected.

Competitors May Copy our Products

         Although we have received patents in the United States on aspects of our products, this may not prevent competitors from developing products substantially equivalent to ours. Patent litigation entails high costs and can take a long time. Therefore, our patent position may not prevent competition.

RISKS ASSOCIATED WITH YEAR 2000 PROBLEM

         Computer and software systems used by many companies may need to be upgraded to accept four-digit entries for dates beginning in the year 2000. If computers can not distinguish between centuries, business operations worldwide may be adversely affected by system failures. The company has been reviewing its own internal computer and related information and operational systems to assure Year 2000 compliance. Based on current information, the company believes its internal systems will not be adversely affected by compliance. However, the company's business, financial condition, and operational results could be adversely affected through disruption in the operation of the businesses with which the company interacts.

SECURITIES RISKS

Market Price could Fall

         If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding warrants and the conversion of our convertible preferred stock into common stock) in the public market, the market price of our common stock could fall.

Future Issuance of Preferred  Stock.

         Our Certificate of Incorporation authorizes the Board of Directors to periodically issue preferred stock, without stockholder approval. Issuing preferred stock could be used as a method of discouraging, delaying or preventing a change in control of the company without further action by shareholders. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control.

Conversion of Preferred Stock

         In October and November, 1998, we issued 50,000 shares of Series A 10% Senior Convertible Preferred Stock with gross proceeds of $5,000,000. There are 60,000 shares authorized at a par value of $.001.

         Each share is convertible into common stock. The number of shares of common stock that may be issued upon conversion of the Convertible Preferred Stock depends upon the market price of our common stock at the time of conversion. The lower the market price of the company's common stock at the time a preferred stockholder converts, the more common stock he gets. Conversion and resale of such additional common stock may reduce the prevailing market price of our common stock. Additional conversions of preferred stock could result in even greater shares of common stock being issued, which could further depress the market price of our common stock.

Short Sales Could be Encouraged

         If more shares of our common stock will be issued the lower the market price on it drops, than short sales could be encouraged by the holders of the convertible preferred stock or others, which would result in further downward pressure on the market price of our common stock.

Substantial Dilution Due to Increase in Common Shares Outstanding

         If lower price of the common stock results in substantial issue of additional shares as a result of conversion of preferred stock into common stock, the interest of holders of common stock would be subject to substantial dilution.

Potential Lack of Liquidity

         Our common stock trades on the OTC Electronic Bulletin Board. Stocks trading on the OTC Electronic Bulletin Board generally attract a smaller number of market makes and a less active public market and may be subject to significant volatility. It is more difficult to sell stock on the OTC Electronic Bulletin Board.

ITEM 2. DESCRIPTION OF PROPERTIES

         The company maintains offices at 238 N. Westmonte Drive, Suite 210, Altamonte Springs, FL 32714. The 3,000 square feet of office space is leased for 3 years, expiring December 31, 1999, at a rent of $3,133 per month.. Management of the company believes that the terms of its lease are at least as good as may be obtained from an unaffiliated third party.

         Omega Metals operates from its 30,000 sq. ft. manufacturing facility situated on 3 acres of land that it owns in Northeast Florida, midway between Jacksonville and Gainesville. The company has an agreement to acquire 6 acres adjacent to its property, and plans a first quarter plant expansion of 30,000 sq. ft. to supplement assembly capabilities. The capital cost to complete this expansion will be funded from cash flows and working capital.

ITEM 3. LEGAL PROCEEDINGS

         American Access is the defendant in a suit filed by Steve R. Jones in January, 1998, in the 18th Judicial Circuit Court of Florida. Mr. Jones was the company's president from April 1997 to August 1997. He seeks rescission of a consulting agreement he signed with the company in August 1997. Mr. Jones seeks damages for failure of the company to make consulting payments of $7,500 per quarter. The company believes it was justified in not paying Mr. Jones' consulting fees because he did not perform the service.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the year ended December 31, 1998, the Company's stockholders did not adopt any resolutions at a meeting or by written consent.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

         The company's common stock is listed for trading on the Over-The-Counter Bulletin Board ("OTC:BB") maintained by the National Association of Securities Dealers under the symbol "AATK." The Company's Common Stock has a very limited trading history and has only been quoted on the OTC:BB since August 15, 1997.

         The following table sets forth quotations for the high and low bid prices for the company's common stock for the periods indicated below:


                                High Low                    High Low
                               Year Ending                 Year Ending
                            December 31, 1997           December 31, 1998
                            -----------------           -----------------
1st Quarter                    Not Traded                 $12.25 $11.00
2nd Quarter                    Not Traded                $ 18.50 $12.25
3rd Quarter                   $ 7.625 $2.50               $21.50 $19.00
4th Quarter                   $12.00 $ 7.20               $20.50 $17.75


         The above represents inter-dealer quotations which do not include retail mark-ups, markdowns, or commissions, and do not necessarily represent actual transactions. Approximately 622 investors held the company's common stock as of February 4, 1999. No dividend has been declared or paid by the company since inception. The company does not anticipate that any dividends will be declared or paid in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         American Access was formed in October 1996 to acquire the assets of Vic Murray and Associates, Inc. American Assets purchased VMA to obtain the pending patent for the Zone Cabling Termination Cabinet, which the company has since developed and marketed.

         Shortly after the acquisition of VMA, American Access decided to discontinue the operations and business activities of VMA, which was a manufacturer's representative of various products. Today, we develop, design, and manufacture products for the telecommunications industry. Our cabling cabinets store and efficiently distribute the wiring for computer, telephone, and television systems installed in office buildings, hospitals, schools, conventions centers, and any building that needs an efficient system to route information.

         In November 1998, American Access acquired Omega Metals, Inc., a precision sheet metal fabrication operation, which has and will continue to provide product prototyping, manufacturing, assembling and packaging operations to the company. Omega operates as a wholly owned subsidiary with sales and manufacturing intact. The company for $80,000 has acquired six acres adjacent to Omega's north Florida site for a plant expansion of 30,000 sq. ft. The capital cost, which is estimated to be $450,000 to complete this expansion, will be funded from cash flows and working capital.

         In October and November 1998, American Access issued 50,000 shares of Series A 10% senior convertible preferred stock with gross proceeds of $5,000,000.

         The following discussion and analysis should be read in conjunction with a discussion about risk factors and the consolidated financial statements of the company, included elsewhere in this report.

RESULTS OF OPERATIONS

Revenues

         Revenues for the year ended December 31, 1998 increased by $579,693 to $4,936,204 as compared to $4,356,511 for the year ended December 31, 1997. The major increase was a result of additional sales of zone cable termination cabinets of $360,464.

Costs and Expenses

         Direct costs for the year ended December 31, 1998 represented 45.7% of revenues. For the year ended December 31, 1997 these costs represented 51.3% of revenues.

         Compensation and related benefits expenses for the year ended December 31, 1998 amounted to $1,415,473, which was an increase of $546,958 from the December 31, 1997 totals of $868,515. The former owner of Omega Metals, Inc., was paid a year-end bonus for 1998 which was $452,397 greater than the 1997 bonus. This bonus was paid prior to the sale to American Access and represents the major portion of increased costs between 1998 and 1997.

         Selling, general and administrative expenses for the year ended December 31, 1998 amounted to $1,661,479. This was an increase of $324,558 over the December 31, 1997 amount of $1,336,921. Marketing, promotion and sales cost increases were approximately 50% of this increase and they were the result of the company's continuing effort to develop and market its products. Professional fees paid increased over $100,000 from 1997 to 1998. This was a result of registration filings and audits required for those filings.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash [used] by operating activities was [$391,889] and [$267,214] for the years ended December 31, 1998 and 1997 respectively. Net cash [used] by operating activities during the year ended December 31, 1998 primarily consisted of net losses, increases in accounts receivables, offset by depreciation and amortization, gains on sales of investments and equipment, decrease in income refund receivable and decrease in inventories. Net cash [used] by operating activities during the year ended December 31, 1997 primarily consisted of net losses, increase in income fund receivable and inventories, decrease in income tax payable, offset by depreciation and amortization, common stock issued, deferred income taxes and increase in accounts payable.

         Net cash [used] by investing activities was [$3,285,999] and [$46,964] for the years ended December 31, 1998 and 1997 respectively. In the year ended December 31, 1998, the company used $85,635 to purchase equipment, $4,281,803 for the acquisition of investments and $500,000 in notes receivable. In the year ended December 31, 1997, the company used $37,464 to purchase equipment.

         Net cash provided by financing activities was $3,677,531 and $565,614 for the years ended December 31, 1998 and 1997 respectively. In the year ended December 31, 1998, the company received proceeds of $480,000 from the sale of common stock, $4,262,180 from the sale of preferred stock, $296,002 from the line of credit. The company utilized $100,000 to reduce notes payable, $1,256,625 in payments on capital lease obligations, which eliminated high interest rates up to 14%, and the remaining amounts were used to finance the company's business operations and investing activities. In 1997, the company received proceeds from the sale of common stock in the amount of $847,977. The company utilized $276,772 in payments on capital lease obligations and the remaining amounts were used to finance the business operations and investing activities.

         The company's operating and capital requirements in connection with its operations have been and will continue to be significant. Based on its current plans, the company anticipates that revenues earned from product sales will be the primary source of funds for operating activities. The company believes that revenues in addition to existing cash and cash equivalents remaining from proceeds of its private offering, will be sufficient to meet its capital and liquidity needs for the next 12 months. The company also believes that cash required to fulfill purchase orders will be available through bank borrowing or factoring, if required. The company's primary customers are substantial corporations with credit ratings that will support such credit arrangements.

         Management's plans include the following:

   o The company has arranged for marketing in association with manufacturers and distributors of telecommunications equipment, which will enable the company to obtain orders for its products with a minimal expenditure of the company's resources. The company is presently organizing a manufacturer's rep program to assist in the distribution of its equipment.
   o The company purchased Omega Metals on November 11, 1998. The main reason for this acquisition was to reserve capacity for the manufacture of American Access products. The combined operation provides a greater diversification of facilities and equipment. Plans are under way for expansion of this facility.

   o The company believes that it can acquire working capital through sale of additional securities, including exercise of outstanding warrants, or borrowings, including bank borrowing, in view of the nature of its customer base. Between October 1, 1998 and December 10, 1998 the company has had a private placement of its Series A 10% Senior Convertible Preferred Stock in process. Of the 60,000 shares authorized at a par value of $.001, 50,000 shares have been sold for gross proceeds of $5,000.000. Nevertheless, the company continues to be subject to a number of risk factors, including the uncertainty of market acceptance for its product line, the need for additional funds, competition, technological obsolescence and the difficulties faced by start-up companies in general.

ITEM 7: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

Part III
ITEM 8: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS

The directors, executive officers, and key employees of the Company are as follows:

       Name                      Age          Position
       ----                      ---          --------
       Victor E. Murray           73          President
       Richard A. Murray          43          Vice President, Director
       Bobby E. Story             57          Sec/Treasurer, Director
       John W. Cooney             62          Director
       Victor D. Phillips         55          Director
       John Presley               59          Director, President Omega Metals, Inc.
       Erik Wiisanen              52          Sec/Treasurer, V.P.Marketing, Omega Metals, Inc.

         VICTOR E. MURRAY, president and director, has a 30-year track record of success in the Electrical Engineering field with experience in distribution, manufacturing and marketing. He has worked with companies such as Florida Electrical Supply, Graybar Electric, James & Associates and Ralston, Lowe, Inc. The clients he has served range from engineers and contractors to power companies and municipalities. Employment history for the past five years is:

         October 1996 to February 1997 and August 1997 to Present: President - American Access Technologies, Inc.

         January 1, 1995 to October 1996: President - Vic Murray & Associates, Inc.

         April 1977 to December 31, 1994: Vic Murray & Associates, Inc. Manufacturer's Representative

         RICHARD A. MURRAY, vice president-sales and director, has over 15 years experience in the electrical field specializing in such area as Ozone Generation, electrical switching and telecommunications. He has over 2 years high level military training in sensitive electrical technologies. Mr. Murray was vice president of sales for COOL WAY. Employment history for the past five years is:

         October 1996 to Present: Vice President - American Access Technologies, Inc.

         January 1, 1995 to October 1996: Vice President - Vic Murray & Associates, Inc.

         April 1977 to December 31, 1994: Vic Murray - associates - associate, manufacturer's representative specializing in the telecommunications supplies, wiring, and equipment.

         BOBBY E. STORY, secretary/treasurer, CFO and director, has been a former practicing CPA and real estate developer during the past 30 years. He worked for Arthur Young & Company CPA (now Ernst & Young, LLP), Treasurer for Condev Corporation an international developer located in Winter Park, Florida, and directed the real estate operations in Florida for Drexel Burnham Lambert & Company. He functions as the Chief Financial Officer for the corporation. Employment history for the past five years is:

         October 1996 to Present: Sec/Treasury, CFO - American Access Technologies, Inc.

         August 1996 to October 1996: Financial Advisor - Self employed.

         March 1996 to August 1996: George S. May Co. Project Manager

         April 1987 to March 1996: NACEX, Inc. Controller, Vice President
         Finance

         JOHN W. COONEY, Director, is a certified public accountant. He was Senior Tax Partner at Coopers & Lybrand until he retired in 1986. He has practiced as a tax and financial consultant since then. Employment history for the past five years is:

         January 1987 to Present: Operates J. W. Cooney, CPA as a sole proprietorship.

         VICTOR D. PHILLIPS, Director, is a member of the Company's Active Advisory and Consulting Board. He has been in the telecommunications industry for over 30 years, certified as a Registered Communications Distribution Designer, teaches as a certified BICSI instructor, past National President of BICSI and is currently President of Information Transport Systems Designers International which provides consulting, design, inspection and project management services. Mr. Phillips is a member of the International Association of Electrical Inspectors and is a communications inspector and member of the Florence County Board of Appeals in Florence, South Carolina. Employment history for the past five years is:

         August 1991 to Present: President of Information Transport Systems Designers.

         JOHN PRESLEY, Director of the company since November 1998, and President of Omega Metals, Inc. is a graduate registered professional Engineer. He graduated from the University of Florida in January of 1961 with a BSME _and attended a number of Colleges for graduate work. He worked in many industries as an engineer and Manager before founding Omega metals in 1981.

         ERIK WIISANEN, Vice-President-Marketing of Omega.

         Mr. Wiisanen graduated from Cornell University in 1965. He worked in Banking until 1970 and was a representative for shipping interests until helping found Omega Metals in 1981. He has been in charge of sales since 1981.


ITEM 9: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the total compensation paid to the Company's chief executive officer for the last three completed fiscal years. No executive officer of the Company received compensation of $100,000 or more during any such year.

--------------------------------------------------------------------------------------------------
Name and Position              Year      Total Income       Other Annual Bonus    Other Annual
                                                                                  Compensation
--------------------------------------------------------------------------------------------------
Victor E. Murray                1995*        $51,576                  none                -0-
--------------------------------------------------------------------------------------------------
President                       1996*        $25,501                  none                -0-
--------------------------------------------------------------------------------------------------
                                1997         $60,000                  none                -0-
--------------------------------------------------------------------------------------------------
                                1998         $60,000                  $30,000**           -0-
--------------------------------------------------------------------------------------------------

*Paid by Vic Murray and Associates, Inc.
**Paid in 1999

         The following table provides information with respect to exercise of $8 warrants during the year ended December 31, 1998 by Victor E. Murray, president. Stock price is on December 31, 1998. Assume no selling expense.

---------------------------------------------------------------------------------------------------------------------
Number of Warrants       Stock Price            Warrants Exercised     Net to Seller           Warrant Value
---------------------------------------------------------------------------------------------------------------------
70,000                   $20.25                 $8.00                  $12.25                  $857,500
---------------------------------------------------------------------------------------------------------------------

DIRECTOR COMPENSATION

         No director fees are paid for director services. All travel and lodging expenses associated with directors' meeting(s) are reimbursed by the company.

EMPLOYMENT AGREEMENTS

On November 11, 1998 two officers of Omega Metals, Inc. have entered into employment agreements with Omega Metals, Inc. The individuals and their titles are as follows:

         John Presley       President, Omega
        Erik Wiisanen       Secretary/Treasurer, V.P. Marketing, Omega

              Each officer is authorized a salary of $125,000 per year plus a profit participation of 10% of Omega's net profits in excess of $1,200,000 per year. The term of the agreements is for two years, ending November 14, 2000. It may be terminated by action of the Board of Directors for cause on thirty days prior notice.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely on its review of Forms 3, 4 and 5 received by the company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the company believes that, during the fiscal year ended December 31, 1998, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were satisfied.

ITEM 10: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 4, 1999, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group.

Name of Shareholder                       Number of Shares             Percent of Outstanding Common Stock (1)
-------------------                       ----------------             ---------------------------------------
Victor E.Murray                                 400,000                                 12.28%
Richard A. Murray                               400,000                                 12.28%
Bobby E. Story                                  390.000                                 11.98%
John Presley                                    113,235                                  3.47%
John W. Cooney                                   50,000                                  1.68%
Victor D. Phillips                                4,500                                   .14%
Bridge Bank, Ltd.                               437,000                                 13.42%
Officers and Directors as a group (6 persons) 1,487,453                                 41.69%

(1) Based upon 3,265,470 shares outstanding

         Does not include warrants to purchase Common Stock at $8.00 per share as follows: Victor E. Murray - 70,000 shares; Richard A. Murray - 70,000 shares; Steven K. Robinson - 70,000 shares; Bobby E. Story - 70,000 shares.

ITEM 11: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Victor E. Murray, President, is the father of Richard A. Murray, Vice President of the Company. They co-invented the primary product of the Company, the Zone Cabling Termination Cabinet and subsequently assigned all rights to the patent to the Company.

PART 1V
ITEM 12: EXHIBITS AND REPORTS ON FORM 8-K

         a.) FINANCIAL STATEMENTS

         b.) REPORTS ON FORM 8-K

         No report on Form 8-K has been filed during fiscal year ending December 31, 1998.

         c.) OTHER EXHIBITS:

               11.1 Computation of net loss per common share
               23.2 Consent of Rachlin Cohen & Holtz, dated
               27.0 Financial Data Schedule
a.) FINANCIAL STATEMENTS

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY



                                TABLE OF CONTENTS
                                -----------------




                                                                        PAGE
                                                                        ----


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                        F-2

   Statements of Operations                                             F-3

   Statements of Stockholders' Equity                                   F-4

   Statements of Cash Flows                                             F-5

   Notes to Financial Statements                                     F-6--F-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors and Stockholders
American Access Technologies, Inc.


We have audited the accompanying consolidated balance sheet of American Access Technologies, Inc. and Subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Access Technologies, Inc. and Subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

As more fully discussed in Notes 15 and 18 of notes to consolidated financial statements, (a) the Company is involved in certain pending litigation as to which the amount of liability is not presently susceptible to reasonable estimation; (b) the Company's major customer announced that it will cease operations in February 1999 and, therefore, will not subsequently purchase products from the Company; and (c) the Company's zone cabling product operations have yet to generate a sufficient level of revenue in order to achieve profitable operations.


                                               RACHLIN COHEN & HOLTZ

Fort Lauderdale, Florida
January 29, 1999

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1998

                                ASSETS
                                ------
Current Assets:
   Cash and cash equivalents                                                                 $ 637,776
   Investments                                                                               2,825,177
   Accounts receivable, net of allowance                                                       806,960
      for doubtful accounts of $28,000
   Note receivable, related party                                                              500,000
   Inventories                                                                                 297,440
   Prepaid expenses and other current assets                                                    60,466
                                                                                         -------------
         Total current assets                                                                5,127,819

Property, Plant and Equipment                                                                1,313,630

Patent Costs                                                                                    34,962
                                                                                         -------------
         Total assets                                                                       $6,476,411
                                                                                         =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current Liabilities:
   Line of credit 296,002 Accounts payable and accrued expenses:
      Compensation due to officers/directors/stockholders                                      111,235
      Other                                                                                    355,390
                                                                                         -------------
         Total current liabilities                                                             762,627
                                                                                         -------------
Deferred Income Taxes                                                                           69,000
                                                                                         -------------

Commitments, Contingencies and Other Matters                                                         -

Stockholders' Equity:
   Series A 10% Senior Convertible Preferred stock, $.001 par value; authorized
      1,000,000 shares; issued and outstanding 50,000 shares at liquidation value            5,000,000
   Common stock, $.001 par value; authorized 10,000,000
      shares; issued and outstanding 3,256,470 shares                                            3,256
   Additional paid-in capital                                                                1,512,634
   Deficit                                                                                    (871,106)
                                                                                         -------------
                                                                                             5,644,784
                                                                                         -------------
         Total liabilities and stockholders' equity                                         $6,476,411
                                                                                         =============

                 See notes to consolidated financial statements.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                   1998            1997
                                                                                   ----            ----
Net Sales
    Formed metal                                                               $ 4,344,118      $4,124,889
    Zone cabling termination cabinet                                               592,086         231,622
                                                                              ------------     -----------
                                                                                 4,936,204       4,356,511
                                                                              ------------     -----------

Costs and Expenses:
    Cost of sales                                                                2,257,169       2,235,326
    Compensation and related benefits                                            1,415,473         868,515
    Selling, general and administrative                                          1,661,479       1,336,921
                                                                              ------------     -----------
                                                                                 5,334,121       4,440,762
                                                                              ------------     -----------

Loss before Other Income (Expense)                                                (397,917)        (84,251)
                                                                              ------------     -----------

Other Income (Expense):
    Interest income                                                                 89,731           3,992
    Interest expense                                                              (139,527)       (103,774)
    Other income                                                                   158,346           5,259
    Lease termination costs                                                       (239,447)             -
                                                                              ------------     -----------
                                                                                  (130,897)        (94,523)
                                                                              ------------     -----------

Loss before Income Taxes                                                          (528,814)       (178,774)

Income Taxes (Credit)                                                              (36,000)         78,000
                                                                              ------------     -----------

Net Loss                                                                        $ (492,814)     $ (256,774)
                                                                              ============     ===========

Net Loss Per Common Share                                                           $ (.43)         $ (.08)
                                                                              ============     ===========

                 See notes to consolidated financial statements.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                          Capital
                                                                             Series A                                       in
                                                                          Preferred Stock         Common Stock            Excess
                                                                       Shares      Amount        Shares     Amount        of Par
                                                                       ------      ------        ------     ------        ------
Balance, December 31, 1996 as previously reported                             -   $         -    2,800,000  $ 2,800       $ 7,083

Adjustment for pooling of interests                                           -             -      226,470      226        59,774
                                                                      ---------   -----------   ----------  -------      --------

Balance, December 31, 1996 as restated                                        -             -    3,026,470    3,026        66,857

Year Ended December 31, 1997:
   Issuance of common stock to director for consulting services               -             -       50,000       50        74,950
   Sale of common stock in  private placement, net of related costs           -             -      400,000      400       487,577
   Exercise of placement agent warrants                                       -             -      120,000      120       359,880
   Retirement of common stock issued to officers                              -             -     (400,000)    (400)            -
   Net loss                                                                   -             -            -        -             -
                                                                      ---------   -----------   ----------  -------      --------

Balance, December 31, 1997                                                    -             -    3,196,470    3,196       989,264

Year Ended December 31, 1998:
   Sale of preferred stock in private placement, net of related costs    50,000     5,000,000            -        -      (737,820)
   Exercise of warrants                                                       -             -       60,000       60       479,940
   Dividend related to beneficial conversion feature of preferred stock       -             -            -        -       781,250
   Net loss                                                                   -             -            -        -             -
                                                                      ---------   -----------   ----------  -------   -----------

Balance, December 31, 1998                                               50,000   $ 5,000,000    3,256,470  $ 3,256   $ 1,512,634
                                                                      =========   ===========   ==========  =======   ===========

(table continued)
                                                                         Deficit        Total
                                                                         -------        -----


Balance, December 31, 1996 as previously reported                       $ (66,248)    $ (56,365)

Adjustment for pooling of interests                                       725,980       785,980
                                                                        ---------     ---------

Balance, December 31, 1996 as restated                                    659,732       729,615

Year Ended December 31, 1997:
   Issuance of common stock to director for consulting services                 -        75,000
   Sale of common stock in  private placement, net of related costs             -       487,977
   Exercise of placement agent warrants                                         -       360,000
   Retirement of common stock issued to officers                                -          (400)
   Net loss                                                              (256,774)     (256,774)
                                                                        ---------     ---------

Balance, December 31, 1997                                                402,958     1,395,418

Year Ended December 31, 1998:
   Sale of preferred stock in private placement, net of related costs           -     4,262,180
   Exercise of warrants                                                         -       480,000
   Dividend related to beneficial conversion feature of preferred stock  (781,250)            -
   Net loss                                                              (492,814)     (492,814)
                                                                       -----------  -----------

Balance, December 31, 1998                                             $ (871,106)  $ 5,644,784
                                                                       ===========  ===========

                 See notes to consolidated financial statements.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                                     1998           1997
                                                                                                     ----           ----
Cash Flows from Operating Activities:
   Net loss                                                                                         $(492,814)   $(256,774)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                   256,159      228,089
      Common stock issued for services                                                                      -       75,000
      Unrealized gain / loss on investments                                                            29,058            -
      Gain on sale of investment                                                                      (22,505)           -
      Gain on sale of equipment                                                                      (137,238)           -
      Provision for doubtful accounts                                                                  28,000            -
      Deferred income taxes                                                                           (36,000)      74,000
      Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                                                         (270,624)      (1,948)
         Income tax refund receivable                                                                 137,899     (163,404)
         Inventories                                                                                   97,967      (94,125)
         Prepaid expenses and other assets                                                            (18,229)       3,536
      Increase (decrease) in:
         Income tax payable                                                                                 -     (185,708)
         Accounts payable and accrued expenses                                                         36,438       54,120
                                                                                                   ----------   ----------
            Net cash used in operating activities                                                    (391,889)    (267,214)
                                                                                                   ----------   ----------

Cash Flows from Investing Activities:
   Acquisition of investments                                                                      (4,281,803)           -
   Proceeds from sale of investments                                                                1,450,073            -
   (Increase) decrease in notes receivable                                                           (500,000)       5,000
   Patent costs                                                                                       (13,634)     (14,500)
   Acquisition of property and equipment                                                              (85,635)     (37,464)
   Proceeds from sale of equipment                                                                    145,000            -
                                                                                                   ----------   ----------
                  Net cash used in investing activities                                            (3,285,999)     (46,964)
                                                                                                   ----------   ----------

Cash Flows from Financing Activities:
   Proceeds from sale of preferred stock                                                            4,262,180            -
   Proceeds from sale of common stock and exercise of warrants                                        480,000      847,977
   Payments on capital lease obligations                                                           (1,256,625)    (276,772)
   Repayment of note payable                                                                         (100,000)      (1,000)
   Proceeds from issuance of common stock to founding stockholders                                          -        2,300
   Proceeds from line of credit                                                                       296,002            -
   Payments on loans                                                                                   (4,026)      (6,491)
   Retirement of common shares to officers                                                                 -          (400)
                                                                                                   ----------   ----------
                  Net cash provided by financing activities                                         3,677,531      565,614
                                                                                                   ----------   ----------

Net Increase (Decrease) in Cash and Cash Equivalents                                                     (357)     251,436

Cash and Cash Equivalents, Beginning                                                                  638,133      386,697
                                                                                                   ----------   ----------
Cash and Cash Equivalents, Ending                                                                   $ 637,776     $638,133
                                                                                                   ==========   ==========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for :
      Interest                                                                                      $ 139,527     $102,432
                                                                                                   ----------   ----------
      Income taxes                                                                                  $  25,500     $      -
                                                                                                   ----------   ----------
   Non-cash investing and financing activities:
      Property, plant, and equipment acquired by means of capital leases                            $       -     $770,981
                                                                                                   ==========   ==========

                 See notes to consolidated financial statements.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Capitalization

             American Access Technologies, Inc. ("the Company") was incorporated on October 21, 1996, under the laws of the State of Florida. The Company's Certificate of Incorporation, as amended on November 25, 1996, authorizes the Company to issue and have outstanding at any one time 10,000,000 shares of common stock, par value $.001 per share and 1,000,000 shares of preferred stock, par value $.001 per share. The Company was organized to acquire all of the voting common stock of Vic Murray & Associates, Inc. ("VMA").

             On October 21, 1996, the Company acquired all of the common stock of VMA. Certain stockholders of the Company are related to the stockholder of VMA. This transaction has been accounted for as a reorganization of entities under common control, and, accordingly, the acquisition has been accounted for in a manner similar to the pooling of interests method. Retroactive effect has been given to this acquisition in the accompanying consolidated financial statements.

             In October 1996 and December 1996, the Company issued an aggregate of 1,400,000 shares of common stock to the founding stockholders of the Company for the par value thereof. On February 11, 1997, the Board of Directors declared a stock dividend in the amount of one share for each share of common stock then outstanding, with each stockholder to pay the Company the par value thereof. As a result of this stock dividend, the previously issued and outstanding 1,400,000 shares of common stock became 2,800,000 shares of common stock, with the total consideration of $2,800 (par value) having been paid therefor. Retroactive effect has been given to this stock split in the accompanying consolidated financial statements, and all references to the number of shares of common stock gives effect to the stock split effected on February 11, 1997.

             On October 2, 1998, the previously amended Articles of Incorporation were further amended to provide for the issuance of 60,000 shares of Series A 10% Senior Convertible Preferred Stock. The amendment further provides, among other things, that the holders of the Series A Preferred shall be entitled to voting rights equal to the votes that would be cast by the holders of the number of shares of common into which the Series A Preferred could be converted immediately prior to the taking of such votes, including any shares which would be issuable in payment of accrued and unpaid dividends. In addition, so long as the Series A Preferred are outstanding, the holders of at least a majority of the shares of then outstanding Series A Preferred shall be entitled to elect two directors, and five directors shall be elected by the holders of Common and Series A Preferred, voting together as a single class.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Organization and Capitalization (Continued)

             The Series A Preferred has a liquidating preference equal to the greater of $100.00 per share plus an amount equal to all accrued and unpaid dividends or an amount equal to the property to be distributed to the holders of Common Stock. The holders of the Series A Preferred shall be entitled to receive cumulative dividends at a rate of 10% payable in cash or common shares. If dividends are declared on the common shares, the Series A Preferred holders shall be entitled to receive the dividend as if the Series A Preferred were converted into common shares immediately prior to the record date.

             The holders of the Series A Preferred shall have the right, at their option, to convert any and all Series A Preferred shares into common shares at the lower of $17.00 per share or eighty percent of market value at any time on or after the earlier of the four month anniversary of the earliest issuance date or the first date upon which the shelf registration statement registering the underlying common stock is declared effective by the Securities and Exchange Commission.

         Business

             American Access Technologies, Inc. ("AAT") develops specialized products for the telecommunications industry. The Company recently introduced its first proprietary product, a Zone Cabling Termination Cabinet (the "Product") which is manufactured and distributed to the telecommunications industry. The Product is a device that is used in voice, computer and data transmission systems throughout the world.

             Omega Metals, Inc. ("Omega"), a wholly-owned subsidiary of the Company, shears and molds metal and manufactures metal-formed products for customers principally in Florida and Georgia.

         Principles of Consolidation

             The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated.

         Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.
                                      F-7

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Revenue Recognition

             The Company recognizes revenue from product sales at the time the product is shipped to the customer. The Company does not generally grant return privileges to customers.

         Concentrations of Credit Risk

             Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable.

             Cash

                The Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. At December 31, 1998, the Company had cash balances on deposit that exceeded federally insured limit by a total of approximately $327,000. The Company believes that such risks are minimized as a result of the size and stature of the financial institutions in which the Company maintains its accounts.

             Accounts Receivable

                The Company does business and extends credit based on an evaluation of the customers' financial condition generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

         Termination of Development Stage

             As noted above, the Company was incorporated on October 21, 1996. Through November, 1998, the Company had been principally engaged in organizational activities, the promotion of its product and raising capital. Planned operations, as described above, had commenced but revenue generated was not considered significant in relation to the Company's business plan. Accordingly, the Company was considered to be in the development stage, through the date of the acquisition of Omega Metals, Inc., on November 11, 1998 (see Note 2).

             Omega is a mature company which has been in the operating stage for a number of years with an established history of revenue and profits, significantly larger than those of AAT. Accordingly, effective upon the acquisition of Omega, the Company is no longer considered to be a development stage enterprise, and the accompanying financial statements are presented as those of an established operating enterprise.

         Cash and Cash Equivalents

             The Company considers all highly liquid investments, including short-term securities, with an original maturity of three months or less to be cash equivalents.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Cash and Cash Equivalents (Continued)

             Short-term securities (generally commercial paper maturing in approximately 30 days) are stated at cost plus accrued income, which approximates market value.

         Inventories

             Inventories, which are primarily composed of raw materials, parts, supplies and certain product components, are stated at the lower of cost or market, with cost determined using an average cost method. Inventory costs for finished goods and work-in-process include material, labor, production overhead, and outside services.

         Property, Plant and Equipment

             Property, plant and equipment are recorded at cost and depreciated, using the straight-line method over the estimated useful lives of the assets. Gain or loss on disposition of assets is recognized currently. Repairs and maintenance are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

         Patent

             The Company has capitalized certain incremental costs incurred related to acquiring two patents on the Company's products. In 1998, one of the patents was finalized and issued by the United States Patent Department. The Company then began amortizing the cost of the patent over the patent's life, 18 years. The other patent was still pending at December 31, 1998 and, therefore, amortization of this patent has not commenced.

         Product Development Costs

             Costs in connection with the development of the Company's product are comprised of design, production, consulting and other related professional fees. These costs are charged to expense as incurred.

         Advertising

             Advertising costs are charged to expense as incurred. Advertising costs incurred for the years ended December 31, 1998 and 1997 were not material.

         Income Taxes

             The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax liabilities and assets for temporary differences, operating loss carryforwards, and tax credit carryforwards existing at the date of the financial statements. An effective tax rate of 37% was used to calculate the deferred income taxes.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Income Taxes (Continued)

             A temporary difference is a difference between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the asset is recovered or the liability is settled. Deferred taxes represent the future tax return consequences of these differences.

         Reclassifications

             Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.


NOTE 2.  ACQUISITION OF SUBSIDIARY

         On November 11, 1998, the Company acquired 100% of the outstanding common stock of Omega Metals, Inc. ("Omega") in exchange for 226,470 shares of the Company's common stock. This acquisition, which has been accounted for using the pooling of interests method, has been given retroactive effect in these financial statements.

         Separate pre-acquisition revenue and net income of American Access and Omega, as if the acquisition was consummated on October 31, 1998, were as follows:

                                                                                      1998              1997
                                                                                      ----              ----
            Revenue:
               Pre-acquisition
                  American Access                                                  $3,873,425         $4,194,889
                  Omega                                                               480,000            231,622
                  Acquisition adjustments                                            (200,000)           (70,000)
                                                                                 ------------      -------------
                                                                                    4,153,425          4,356,511
               Post-acquisition                                                       782,779                  -
                                                                                 ------------      -------------
                                                                                   $4,936,204         $4,356,511
                                                                                 ============      =============

            Net income (loss):
               Pre-acquisition
                  American Access                                                $   (155,887)         $(426,455)
                  Omega                                                               728,427            169,681
                                                                                 ------------      -------------
                                                                                      572,540           (256,774)
               Post-acquisition                                                    (1,065,354)                 -
                                                                                 ------------      -------------
                                                                                 $   (492,814)         $(256,774)
                                                                                 ============      =============

         Post-acquisition losses include expenses incurred related to the Company's acquisition of Omega, including bonuses paid to Omega officers of approximately $800,000 and lease termination costs of approximately $239,000.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3.  CASH AND CASH EQUIVALENTS
            Cash                                                                                        $606,308
            Short-term securities                                                                         31,468
                                                                                                    ------------
                                                                                                        $637,776
                                                                                                    ============
NOTE 4.  INVESTMENTS

            Corporate bonds                                                                           $1,393,000
            Stocks, rights, and warrants                                                                 836,490
            Asset-backed securities                                                                      295,687
            Certificate of deposit                                                                       300,000
                                                                                                    ------------
                                                                                                      $2,825,177
                                                                                                    ============
NOTE 5.  NOTE RECEIVABLE, RELATED PARTY

            Note receivable, interest at 15%; due March 3, 1999, as extended;
            secured by a chattel mortgage on certain equipment owned by debtor company and guaranteed by a stockholder of the debtor company who
            is also a major stockholder of the Company                                                  $500,000
                                                                                                    ============
NOTE 6.  INVENTORIES

            Finished goods                                                                             $  52,439
            Work-in-process                                                                              115,555
            Raw materials                                                                                129,446
                                                                                                    ------------
                                                                                                        $297,440
                                                                                                    ============
NOTE 7.  PROPERTY, PLANT AND EQUIPMENT
                                                                               Estimated Useful
                                                                                 Lives (Years)
                                                                                 -------------

            Land                                                                       -            $     23,808
            Building and improvements                                                 30                 351,997
            Machinery and equipment                                                   5-7              2,383,837
            Vehicles                                                                   5                  31,415
            Tools                                                                      5                  15,323
                                                                                                    ------------
                                                                                                       2,806,380
            Less accumulated depreciation                                                              1,492,750
                                                                                                    ------------
                                                                                                      $1,313,630
                                                                                                    ============

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7.  PROPERTY, PLANT AND EQUIPMENT (Continued)

         Depreciation expense for the years ended December 31, 1998 and 1997 was $254,902 and $228,088, respectively.

NOTE 8.  OBLIGATIONS UNDER CAPITAL LEASES

         In December 1998, the Company satisfied in full the obligations under various capital leases, which had original terms extending to various years through 2005, and which provided for implicit interest rates ranging from approximately 10.5% to 14.5%. The aggregate sum paid was approximately $1,284,000, of which approximately $239,000 represented prepayment penalties. Management is considering instituting discussions with the leasing companies involved with a view towards mitigating the amount of these lease termination costs. Such amounts, if any, that management is able to negotiate as a refund of these costs will be recognized at such time as the amounts are received.

NOTE 9.  LINE OF CREDIT

         The Company has available a bank line of credit for $300,000, with interest at 7.75%. The line is collateralized by a $300,000 certificate of deposit.

NOTE 10. PROFIT SHARING PLAN

         The Company has a 401(k) Profit Sharing Plan covering all non-leased employees who meet minimum length of service and age requirements. Employer contributions are made at the discretion of management, and were $75,000 for each of the years ended December 31, 1998 and 1997. Employees are vested for purposes of the contribution as follows:

            Years of Service                           Percentage
            ----------------                           ----------

                Less than 1                                  0%
                    1-2                                     20
                    2-3                                     40
                    3-4                                     60
                    4-5                                     80
                 5 or more                                 100

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11. INCOME TAXES

         The provision for income taxes was computed on a consolidated return basis for the year ended December 31, 1998. For the year ended December 31, 1997, the Company was not eligible to file a consolidated return with Omega. Therefore, the income tax provision for 1997 has been computed on a separate return basis.

         As of December 31, 1998, the Company had consolidated net operating loss carryforwards for federal income tax reporting purposes amounting to approximately $1,059,000, which expire in varying amounts to the year 2013.

         The Company has not recognized any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements in accordance with the provisions of SFAS No. 109 as the realization of this deferred tax benefit is not considered more likely than not. A 100% valuation allowance has been recognized to offset the entire effect of the Company's net deferred tax asset. The Company's net deferred tax asset position is composed primarily of the Company's tax loss carryforwards.

         The components of the deferred tax asset were as follows:

                                                                                    December 31,     December 31,
                                                                                        1998             1997
                                                                                        ----             ----
               Deferred tax asset                                                    $ 392,000        $ 166,000
               Less valuation allowance                                               (392,000)        (166,000)
                                                                                     ---------        ---------
               Net deferred tax asset                                                $       -        $       -
                                                                                     =========        =========

         The components of deferred income tax liabilities at December 31, 1998 are as follows:

             Deferred income tax liability, long-term:
               Depreciation                                                                             $69,000
                                                                                                      =========

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. The Company's utilization of its tax benefit carryforwards may be restricted in the event of possible future changes in the ownership of the Company from the exercise of warrants or other future issuances of common stock.

         The Company's federal and state income tax returns have not been examined by responsible taxing authorities for the past several years. The final determination of the amount and timing of currently payable income taxes is therefore subject to possible examination of these unexamined years by such responsible taxing authorities.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 12. PREFERRED STOCK

         In November, 1998, the Company completed a $5,000,000 private placement of 50,000 shares of its Series A 10% Senior Convertible Preferred Stock, par value of $.001 per share, at $100.00 per share. The costs associated with the completion of the private placement, $737,820, have been recorded as a reduction of additional paid-in capital. Additionally, the placement agent received warrants to purchase 100,000 shares of common stock at $25.00 per share, which expire October 14, 2003. The Series A Preferred are valued at $100.00 per share ("liquidation value"), and, if converted, the Series A Preferred shall be converted into common shares (See Note 1) at the price per share equal to the then applicable Conversion Price. This conversion feature results in a discount between the market value of the common shares that would be issued if the conversion option were exercised, and the liquidation value of the preferred shares surrendered upon that conversion. The resulting dividend is being amortized over the period up to the date that exercise of the conversion feature is first possible. As a result, $781,250 of the total $1,250,000 dividend has been recognized in the accompanying 1998 financial statements; the balance will be recognized in the 1999 financial statements.

         As of December 31, 1998, dividends in arrears on the Series A Preferred Stock amounted to $104,167.

NOTE 13. COMMON STOCK

         Private Placement of Securities

             During the period from February to April 1997, the Company raised additional capital through a private placement offering of its securities. The private placement offering consisted of a maximum of 100,000 units, each unit consisting of four shares of common stock being offered by the Company on a "best efforts" basis at a price of $6.00 per unit through a Placement Agent. Upon sale of the units, the Company received gross proceeds of $600,000, before payment of commissions and other offering costs. The Placement Agent received a stipulated commission of 10% of funds received from the offering and certain expense allowance and administrative fee of 3% and 2% of the funds received from the offering, respectively, and was issued warrants to purchase 120,000 shares of common stock at $3 per share.

             The sale of these units resulted in the issuance of 400,000 shares of common stock for net proceeds totaling $487,977.

             Additionally, in September and October 1997, the Company issued 120,000 shares of common stock resulting from the exercise of the Placement Agent warrants at $3.00 per share.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 13. COMMON STOCK (Continued)

         Issuance of Common Stock to Director for Services

             In February 1997, the Board of Directors authorized the issuance of 50,000 shares of common stock to a newly elected director, with payment of par value thereof. These shares have been recorded in the accompanying consolidated financial statements at their estimated fair value of $1.50 per share, as measured by the offering price of the Company's common stock in the 1997 private placement of securities which took place at or about that time (see above). Inasmuch as these shares were issued to the director, the estimated fair value of these shares ($75,000) has been charged to expense in 1997 and included in management and consulting fees, officers/directors/stockholder.

         Resignation of Officers and Retirement of Common Stock and Warrants

             In August 1997, the consulting agreement between an officer and the Company was modified. The modified agreement stipulated that the officer return 200,000 shares of common stock which was originally sold to the officer for $.001 per share. The Company also cancelled 70,000 warrants at $8.00 per share which were held by the officer. In December 1997, the Company dismissed the services of the officer (see Note 15).

             On December 9, 1997, the Company executed a management termination agreement with another officer. Under the terms of the agreement, the officer returned 200,000 shares of common stock. The common stock was originally sold to the officer for $.001 per share. The officer has agreed to abide by certain terms regarding non-disclosure of information and trade secrets which are effective for two years subsequent to the date of the agreement.

         Warrants

             On February 11, 1997, the Board of Directors authorized the issuance of 700,000 warrants to purchase one share of common stock per warrant at an exercise price of $8.00 per share expiring on February 11, 2000. In August 1997, warrants to purchase 70,000 shares were cancelled in connection with the resignation of an officer/stockholder (see above), resulting in remaining warrants to purchase a total of 630,000 shares of common stock outstanding at December 31, 1997.

             On June 30, 1998, warrants to purchase 20,000 shares were exercised, at $8.00 per share. On August 16, 1998 additional warrants to purchase 40,000 shares were exercised at $8.00 per share. The Company has remaining outstanding 570,000 warrants to purchase common stock at an exercise price of $8.00 per share as of December 31, 1998, 280,000 of which warrants are outstanding to officer/directors.

         Subsequent Issuance of Common Stock for Services

             Subsequent to December 31, 1998, the Company issued 9,000 shares of Company common stock to certain employees as an incentive for services to be rendered in 1999. This will result in a charge to compensation expense of approximately $180,000 in the first quarter of 1999.
                                      F-15

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 14. RELATED PARTY TRANSACTIONS

         Management Agreements

             The Company entered into management agreements with four stockholders dated October 21, 1996, on a month-to-month basis not to exceed eighteen months. The agreements provide for compensation of $60,000 per year per stockholder. On December 9, 1997, one of the agreements was terminated through a management termination agreement (see Note 13). In 1998 the remaining management agreements were terminated, and the three stockholders became employees of the Company.

         Consulting Agreement

             The Company entered into a consulting agreement with one of its stockholders dated October 21, 1996, on a month-to-month basis. The agreement provides for compensation of $60,000 per year. This agreement was modified on August 28, 1997, reducing the compensation base to $30,000. In addition, the modified agreement stipulated the return of 200,000 shares of common stock and cancellation of 70,000 stock purchase warrants (see Notes 13 and 15).


NOTE 15. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

         Pending Litigation

             The Company is involved in litigation with a former officer/stockholder of the Company in connection with a modified consulting agreement with the Company (see Notes 13 and 14) whereby he surrendered 200,000 shares of common stock and cancelled 70,000 stock warrants previously held. The former officer/stockholder seeks rescission of the consulting agreement he signed with the Company in August 1997, declaratory judgment regarding the consulting agreement, damages for breaching the consulting agreement and damages for fraud. The plaintiff is seeking damages of $150,000 plus costs.

             The Company denies that it has any liability to the individual and has filed a motion to dismiss the case. Management plans to vigorously defend the case. Because the case is in its initial stages, management believes, based upon advice of counsel, that the amount of liability, if any, is not presently susceptible to reasonable estimation.

         Major Customer and Subsequent Loss Thereof

             The Company's subsidiary (Omega) has a customer which purchased product that represented approximately 39% and 32% of sales of formed metal products for the years ended December 31, 1998 and 1997, respectively. In January 1999, this customer announced that it will cease operations as of February 1999 and, therefore, will not purchase any products subsequent to that date.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 15. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Employment Contracts

             The Company entered into employment agreements with two members of management of Omega. These agreements are for a term of two years commencing in November 1998. The agreements provide, among other things, for total annual compensation of $250,000 plus profit participation equal to 10% of the net profits of Omega, as defined, in excess of $1,200,000 annually.

         Contracts With Distributors

             In 1997, the Company entered into Stocking Distributor Agreements with seven distributors. The agreements set forth terms whereby the distributors may purchase products from the Company for resale to their customers within the U.S. and Canada and Mexico when the Company releases its products for sale in those countries. The prices for the products covered by the agreements are based upon the intention of the distributors to purchase a minimum number of units as specified in the agreements. For 1997 and 1998, revenue from these sales was not significant. Revenue from future sales will be recorded at such time as the units are shipped to the distributors. The agreements are for a term of one year and are automatically renewed each year thereafter unless either party gives written notice of its intent to cancel the arrangement, and contain, among other things, a warranty effective for one year after the date of sale.

             In February 1998, the Company executed a value added reseller agreement with another company, in order to actively market and sell the product. The reseller will have exclusive rights in the state of Texas to market the product through its direct sales. The agreement stipulates that the reseller will purchase a minimum of 4,000 units in the next three years. Revenue from these future sales will be recorded at such time as the units are shipped to the customer.

         Consulting Agreement

             In December 1998, the Company entered into a consulting agreement to acquire technical expertise in developing and marketing products. The agreement is for a term of one year, commencing January 1999, and is automatically renewed unless terminated by either party. Annual fees are to be $80,000 in cash payable semi-monthly, plus $40,000 in Company common stock, measured at market. The common stock is to be distributed on or before December 31 of each year the contract is in force.

         Land Purchase

             The Company has entered into an agreement to purchase six acres of land adjacent to the Omega manufacturing plant. The transaction, which is to close during the first quarter of 1999, at a cost of approximately $80,000, will allow the Company to build a manufacturing facility of approximately 30,000 square feet to supplement the assembly facilities.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Lease Commitments

             The Company leases its administrative facilities under an operating lease, which expires in 1999. Future minimum rentals due under the lease are approximately $40,000 for the year ending December 31, 1999.

             Rent charged to operations amounted to approximately $45,000 in 1998 and $35,000 in 1997.

         Major Vendors

             The Company purchases sheet metal from a vendor that represented approximately 77% of purchases for each of the years ended December 31, 1998 and 1997, respectively


NOTE 16. NET LOSS PER COMMON SHARE

         In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share.

         Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The shares of common stock issued in connection with the stock split effected in February 1997, have been considered outstanding for all periods. In addition, the shares of common stock issued to a director in February 1997, prior to an initial registration of the Company's common stock and at a price below the offering price at that time (see Note 7) have been treated as outstanding during the entire period, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins. The number of common shares issued in connection with the acquisition of Omega (226,470) have been considered outstanding shares for all periods. The number of shares used in the computation were 3,218,970 and 3,309,470 for the years ended December 31, 1998 and 1997, respectively. Diluted net loss per common share, assuming exercising of the warrants granted and convertible preferred stock, is not presented as the effect of conversion is anti-dilutive.

                                                                                            1998           1997
                                                                                            ----           ----
             Net Loss                                                                    $  (492,814)    $(256,774)

             Cumulative Preferred Stock Dividend                                            (104,167)            -

             Beneficial Conversion Preferred Stock Dividend                                 (781,250)            -
                                                                                         -----------    ----------

             Net Loss Allocated to Common Stockholders                                   $(1,378,231)    $(256,774)
                                                                                         ===========    ==========

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash, accounts receivable, line of credit, and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.


NOTE 18. SEGMENT INFORMATION

         The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in 1998 which changes the way the Company reports information about its operating segments. The information for 1997 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

         The Company has two reportable segments, zone cabling products and formed metal products. As discussed in Note 1, American Access, the parent company, markets zone cabling products which are manufactured by Omega. Omega manufactures formed metal products of varying designs for customers, including American Access.

                                                            1998                                  1997
                                            -------------------------------------  ------------------------------------
                                               Zone       Formed                      Zone      Formed
                                              Cabling      Metal                    Cabling      Metal
                                             Products    Products      Total        Products   Products      Total
                                             --------    --------      -----        --------   --------      -----
          Revenue from external customers(a) $  592,086   $4,344,118  $4,936,204      $231,622  $4,124,889  $4,356,511
          Intersegment revenue                       -       234,496     234,496             -      70,000      70,000
          Interest revenue                      89,731             -      89,731         3,992           -       3,992
          Interest expense                       2,110       376,864     378,974         2,424     101,350     103,774
          Depreciation and amortization         14,701       241,458     256,159         6,742     221,463     228,205
          Income tax expense (credit)                -       (36,000)    (36,000)            -      78,000      78,000
          Segment profit (loss)               (350,533)     (142,281)   (492,814)     (426,455)    169,681    (256,774)

          Segment assets                     $3,858,092   $2,618,319  $6,476,411      $540,582  $2,750,674  $3,291,256

         (a) See Note 15 regarding major customer and subsequent loss thereof.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMERICAN ACCESS TECHNOLOGIES, INC.

                             By /s/ Victor E. Murray
                   -------------------------------------------
                     President/ principal executive officer

                             Date: February 25, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                              By /s/ Bobby E. Story
                ------------------------------------------------
                  Secretary/Treasurer, Chief Financial Officer

                             Date: February 25, 1999


Signature                            Title                               Date
---------                            -----                               ----

/s/ Victor E. Murray                 President and Director              February 25, 1999
Victor E. Murray                     (Principal Executive Officer)

/s/ Richard A. Murray                Vice President and Director         February 25, 1999
Richard A. Murray

/s/ Bobby E. Story                   Treasurer, (Principal Accounting    February 25, 1999
Bobby E. Story                       Officer), Director

/s/ Victor D. Phillips               Director                            February 25, 1999
Victor D. Phillips