Form 10QSB
period 1999-05-11
AMERICAN ACCESS TECHNOLOGIES INC
filed 1999-05-12
CIK 1043186

Form 10-QSB for AMERICAN ACCESS TECHNOLOGIES, INC. filed on May 11, 1999


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [XX] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at March 31, 1999 was 3,265,470

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS

                                                                                                       Audited
                                                                                                      Financial
                                       ASSETS                                       Mar. 31, 1999    Statements
                                       ------                                         UNAUDITED     Dec. 31, 1998
                                                                                   ------------------------------
Current Assets:
   Cash and cash equivalents                                                         $ 3,394,188    $   637,776
   Investments                                                                                 0      2,825,177
   Accounts receivable, net of allowance                                                 883,032        806,960
   Note receivable, related party                                                        500,000        500,000
   Inventories                                                                           330,595        297,440
   Prepaid expenses and other current assets                                              69,522         60,466
         Total current assets                                                          5,177,337      5,127,819
                                                                                   ------------------------------
Property, Plant and Equipment                                                          1,246,251      1,313,630
Building Under Construction                                                              158,442
Patent Costs                                                                              34,962         34,962
                                                                                   ------------------------------
         Total assets                                                                $ 6,616,992    $ 6,476,411
                                                                                   ==============================
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current Liabilities:
   Line of credit                                                                    $   288,030    $   296,002
   Accounts payable and accrued expenses:
      Compensation due to officers/directors/stockholders                                      0        111,235
      Other                                                                              294,483        355,390
                                                                                   ------------------------------
         Total current liabilities                                                       582,513        762,627
                                                                                   ------------------------------
Deferred Income Taxes                                                                     69,000         69,000
                                                                                   ------------------------------

Stockholders' Equity:
   Series A 10% Senior Convertible Preferred stock,
      $.001 par value; authorized 1,000,000 shares; issued and
      outstanding 50,000 shares at liquidation value                                   5,000,000      5,000,000
   Common stock, $.001 par value; authorized 10,000,000
      shares; issued and outstanding 3,256,470 shares                                     61,256          3,256
   Additional paid-in capital                                                          1,923,384      1,512,634
   Deficit                                                                            (1,019,161)      (871,106)
                                                                                   ------------------------------
         Total stockholders' equity                                                    5,965,479      5,644,784
                                                                                   ------------------------------
         Total liabilities and stockholders' equity                                  $ 6,616,992    $ 6,476,411
                                                                                   ==============================

                   See accompanying notes to financial statements

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                              Three           Three
                                                                              Months          Months
                                                                              Ended           Ended
                                                                         March 31, 1999  March 31, 1998
                                                                         ------------------------------
 Cash Flows from Operating Activities:
    Net Income                                                             $   320,695    $    75,355
    Adjustments to reconcile net income
     to net cash used in operating activities:
       Depreciation and amortization                                            74,402         59,311
       Changes in operating assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                                                  (76,072)      (272,960)
          Inventories                                                          (33,154)       110,902
          Prepaid expenses and other assets                                     (9,056)       (49,266)
       Increase (decrease) in:
          Accounts payable and accrued expenses                               (172,142)       196,758
                                                                         ------------------------------
             Net cash provided by operating activities                         104,673        120,100
                                                                         ------------------------------

 Cash Flows from Investing Activities:
    Proceeds from investment changes                                         2,825,177           --
    Patent costs                                                                  --          (22,583)
    Acquisition of property and equipment (net of sales and retirements)       (21,517)        27,929
    Costs for building under construction                                     (143,949)          --
                                                                         ------------------------------
                   Net cash provided by investing activities                 2,659,711          5,346
                                                                         ------------------------------
 Cash Flows from Financing Activities:
    Proceeds from line of credit                                                  --          150,000
    Payments on loans and capital lease obligations                             (7,972)      (194,219)
                                                                         ------------------------------
                   Net cash used in financing activities                        (7,972)       (44,219)
                                                                         ------------------------------
 Net Increase (Decrease) in Cash and Cash Equivalents                        2,756,412         81,227
 Cash and Cash Equivalents, Beginning                                          637,776        638,134
                                                                         ------------------------------
 Cash and Cash Equivalents, Ending                                         $ 3,394,188    $   719,361
                                                                         ==============================
 Supplemental Disclosure of Cash Flow Information:
       Cash paid for interest                                              $     5,610    $    30,104
                                                                         ==============================

                 See accompanying notes to financial statements

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                                                                             Three Months      Three Months
                                                                                Ended             Ended
                                                                            Mar. 31, 1999     Mar. 31, 1998
                                                                            -------------------------------
Net Sales
    Formed metal                                                               $   954,309    $   692,914
    Zone cabling termination cabinet                                               335,753        129,799
                                                                            -------------------------------
                       Total Net Sales                                           1,290,062        822,713
                                                                            -------------------------------
Costs and Expenses:
    Cost of sales                                                                  501,777        390,078
    Selling, general and administrative                                            727,677        538,551
                                                                            -------------------------------
                   Total Cost and Expenses                                       1,229,454        928,629
                                                                            -------------------------------
    Net Operating Income (Loss)                                                     60,608       (105,916)
                                                                            -------------------------------
Other Income (Expense):
    Interest income                                                                233,128          4,804
    Interest expense                                                                (5,610)       (30,104)
    Other income                                                                    17,399        206,571
                                                                            -------------------------------
                Total Other Income (Expense)                                       244,917        181,271
                                                                            -------------------------------
Net Income Before Taxes                                                            305,525         75,355
Income Taxes (Credit)                                                              (15,170)             0
                                                                            -------------------------------
Net Income                                                                     $   320,695    $    75,355
                                                                            ===============================
Net Income Per Common Share                                                    $      (.08)   $       .02
                                                                            ===============================

      See accompanying notes to financial statements

                       AMERICAN ACCESS TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1999 Unaudited

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements at March 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 1999 and results of operations for the three months ended March 31, 1999 and 1998 and cumulative. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the company's Registrations Statement Form SB-2 filing and 10-KSB.

2. Nature of Business and Summary of Significant Accounting Policies.

BUSINESS

American Access Technologies, Inc. develops specialized products for the telecommunications industry. The company manufactures and distributes several models of Zone Cabling Termination Cabinets (the "Product") to the telecommunications industry. The Product helps manage and route wiring and cabling used in voice, computer and data transmission systems throughout the world.

Omega Metals, Inc. ("Omega"), a wholly-owned subsidiary of the Company, shears and molds metal and manufactures metal-formed product for customers principally in Florida and Georgia. Omega manufactures the Company's Product.

TERMINATION OF DEVELOPMENT STAGE

The Company was incorporated on October 21, 1996. Through November, 1998, the Company had been principally engaged in organizational activities, the promotion of its product and raising capital. Planned operations, as described above, had commenced but revenue generated was not considered significant in relation to the Company's business plan. Accordingly, the Company was considered to be in the development stage, through the date of acquisition of Omega Metals, Inc. on November 11, 1198.

Omega is a mature company, which has been in the operating stage for a number of years with an established history of revenue and profits, significantly larger than those of AAT. Accordingly, effective upon the acquisition of Omega, the Company is no longer considered to be a development stage enterprise, and the accompanying financial statements are presented as those of an established operating enterprise.

NET LOSS PER COMMON SHARE

In 1997, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The shares of common stock issued in connection with the stock split effected in

February 1997, have been considered outstanding for all periods. In addition, the shares of common stock issued to a Director in February 1997, prior to an initial registration of the Company's common stock and at a price at that time have been treated as outstanding during the entire period, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins. The computation of earnings per share is reflected in the following schedule:

        Computation of Net Loss Per Common Share                                        Three Months ended     Year Ended
                                                                                          Mar. 31, 1999      Dec. 31, 1998
                                                                                       -----------------------------------
        Net Income (Loss)                                                                 $    320,695        $  (492,814)

        Cumulative Preferred Stock Dividend                                                   (125,000)          (104,167)
        Beneficial Conversion Preferred Stock Dividend                                        (468,750)          (781,250)
                                                                                          ------------        -----------
                                                                                          $   (273,055)       $(1,378,231)
                                                                                          ------------        -----------

        Weighted Average Common Shares Outstanding                                           3,030,270          2,992,500

        Common Shares Issued to Acquire Omega Metals, Inc.                                     226,470            226,470
                                                                                          ------------        -----------

        Total Weighted Average Number of Common Shares and Equivalents                       3,256,740          3,218,970
                                                                                          ------------        -----------

        Net Loss per Common Share                                                         $       (.08)       $      (.43)
                                                                                          ------------        -----------

3. Contingencies

 LITIGATION SETTLED

                  The Company was a defendant in a suit filed in January 1998 in the 18th Judicial Circuit Court of Florida by Steve R. Jones, the Company's president from April to August 1997. Jones sought damages and a declaratory judgment as to the enforceability of a consulting agreement with the Company.

                  On March 17, 1999, this suit was settled in mediation. American Access will receive no consultant agreement services from Mr. Jones, and Mr. Jones will receive no compensation for such services. Mr. Jones will receive certain stock options from registrant and will continue to be subject to the non-competition and confidentiality provisions of his consultant agreement.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998

REVENUES

         Revenues for the three months ended March 31, 1999 increased by $467,348 or 56.87% to $1,290,062 as compared to $822,714 for the three months ended March 31, 1998. The parent company, American Access Technologies, Inc., was still in the development stage for the first quarter ended March 31, 1998, and revenues were only $129,799. In the first quarter for the year ended March 31, 1999, revenues increased by $205,954 to $333,573. The company's subsidiary, Omega Metal Inc., also had an increase in revenues of $261,394.

COSTS AND EXPENSES

         Direct costs represent the cost incurred by the Company to have its products manufactured and assembled. These costs represented 38.9% of revenues for the three months ended March 31, 1999, and 47.4% of revenues for the three months ended March 31, 1998. The decrease in the direct costs is mainly attributed to Omega Metals Inc. Due to a change in the customer mix, revenues generated for March 31, 1999 required less direct labor and material costs than for the previous year's quarter ended March 31, 1998.

         Selling, General and Administrative expenses increased by $189,126 to $727,677 for the three months ended March 31, 1999 compared to $538,551 for the three months ended March 31, 1998. This increase was the result of costs associated with the continued development growth of the company including marketing and promotion, management costs, and professional fees associated with the required filings.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities provided cash of $104,673 during the three months ended March 31, 1999 as compared to $120,100 during the three months ended March 31, 1998.

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

Management's plans include the following:

1. The Company has arranged for marketing in association with manufacturers and distributors of telecommunications equipment, which will enable the Company to obtain orders for its products with a minimal expenditure of the Company's resources. The Company is presently organizing a manufacture's rep program to assist in the distribution of their equipment.
2. The Company has arranged for manufacture of its products by purchasing the manufacturer in October, 1998, in order to minimize the financial requirements necessary for production.
3. The company believes that it can acquire working capital through sale of additional securities (including exercise of outstanding warrants), or borrowings, including bank borrowing, in view of the nature of its customer base. Nevertheless, the Company continues to be subject to a number of risk factors, including the uncertainty of market acceptance for its product line, the need for additional funds, competition, technological obsolescence and the difficulties faced by start up companies in general.

 SUBSEQUENT EVENTS

         As of April 6, 1999, the Registration Statement became effective with regard to the Series A 10% Senior Convertible Preferred Stock, of which there were 50,000 shares issued and outstanding at $5,000,000. Through April 24, 1999, $3,840,000 has been converted resulting in 275,212 common stock shares being issued. A total of 216,383 shares were sold on the open market.

                           PART II. OTHER INFORMATION

         The Registration Statement on April 6 became effective for the Series A 10% Senior Convertible Preferred Stock, of which there were 50,000 shares outstanding at a gross of $5,000,000. Through April 24, 1999, 76% of the Preferred Stock, $3,840,000 has been converted resulting in 275,212 common stock shares being issued. A total of 216,383 shares were sold on the open market.

American Access Technologies began trading on the Nasdaq Stock Market, Inc., as a Small Cap listing, on April 13, 1999.

ITEM 6.  EXHIBITS AND REPORTS
         --------------------

(b)      EXHIBITS

         The following exhibits are being filed as part of this report:

         Exhibit No.                              Description
         -----------                              -----------
         27.0                                  Financial Data Schedule

         ( c )  Exhibits on Form 8-K           Incorporated By Reference, as filed with the
                                               Securities and Exchange Commission on March 29
                                               and March 30, 1999, respectively.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 11, 1999
                                    AMERICAN ACCESS TECHNOLOGIES, INC.
                                               (Registrant)


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