Form 10QSB/A
period 1999-03-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 1999-08-16
CIK 1043186

Form 10-QSB/A for AMERICAN ACCESS TECHNOLOGIES, INC.



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

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

                     Employer Identification No. 59-3410234
             37 Skyline Drive, Suite 1101, Lake Mary, Florida 32746 (Address of principal executive offices of registrant)

                                 (407) 333-1446
              (Registrant's telephone number, including area code)

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
                                           ------                                                UNAUDITED    Dec. 31, 1998
                                                                                              ------------------------------
Current Assets:
   Cash and cash equivalents                                                                     $ 3,241,303     $  637,776
   Investments                                                                                             0      2,825,177
   Accounts receivable, net of allowance                                                             883,032        806,960
   Note receivable, related party                                                                    500,000        500,000
   Inventories                                                                                       330,595        297,440
   Prepaid expenses and other current assets                                                          69,522         60,466
                                                                                              ------------------------------
         Total current assets                                                                      5,024,452      5,127,819

Property, Plant and Equipment                                                                      1,246,251      1,313,630
Building Under Construction                                                                          158,442              -
Patent Costs                                                                                          34,962         34,962
Costs in excess of contract sales                                                                    118,777              -
                                                                                              ------------------------------

         Total assets                                                                            $ 6,582,884    $ 6,441,449
                                                                                              ==============================

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
Current Liabilities:
   Line of credit                                                                                $   288,030    $   296,002
   Accounts payable and accrued expenses:
      Compensation due to officers/directors/stockholders                                                  0        111,235
      Other                                                                                          362,159        355,390
                                                                                              ------------------------------
         Total current liabilities                                                                   650,189        762,627
                                                                                              ------------------------------

Deferred Income Taxes                                                                                 69,000         69,000
                                                                                              ------------------------------

Stockholders' Equity:
   Series A 10% Senior Convertible Preferred stock, $.001 par value; authorized
      1,000,000 shares; issued and
                                                                                                   5,000,000      5,000,000
      outstanding 50,000 shares at liquidation value
   Common stock, $.001 par value; authorized 10,000,000
                                                                                                       3,265          3,265
      shares; issued and outstanding 3,265,470 shares
   Additional paid-in capital                                                                      1,981,375      1,512,625
   Deficit                                                                                        (1,120,945)      (871,106)
                                                                                              ------------------------------
         Total stockholders' equity                                                                5,863,695      5,644,784
                                                                                              ------------------------------

         Total liabilities and stockholders' equity                                              $ 6,582,884    $ 6,476,411
                                                                                              ==============================

                        See accompanying notes to financial statements

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                                                             Three Months      Three Months
                                                                                                Ended             Ended
                                                                                             Mar. 31, 1999     Mar. 31, 1998
                                                                                             -------------------------------
Net Sales
                                       Formed metal                                            $  954,309       $  692,914
                                       Zone cabling termination cabinet                           335,753          129,799
                                                                                               ---------------------------
                                                  Total Net Sales                               1,290,062          822,713
                                                                                               ---------------------------
Costs and Expenses:
                                       Cost of sales                                              501,777          390,078
                                       Selling, general and administrative                        676,576          538,551
                                                                                               ---------------------------
                                              Total Cost and Expenses                           1,178,353          928,629
                                                                                               ---------------------------

                                       Net Operating Income (Loss)                                111,709         (105,916)
                                                                                               ---------------------------

Other Income (Expense):
                                       Interest income                                             80,243            4,804
                                       Interest expense                                            (5,610)         (30,104)
                                       Other income                                                17,399          206,571
                                                                                               ---------------------------
                                           Total Other Income (Expense)                            92,032          181,271
                                                                                               ---------------------------

Net Income Before Taxes                                                                           203,741           75,355

Income Taxes (Credit)                                                                             (15,170)               0
                                                                                               ---------------------------

Net Income                                                                                      $ 218,911         $ 75,355
                                                                                               ===========================

Net Income Per Common Share                                                                     $    (.11)        $    .02
                                                                                               ===========================


               See accompanying notes to financial statements


                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED


                                                                           Three            Three
                                                                           Months           Months
                                                                           Ended            Ended
                                                                       March 31, 1999   March 31, 1998
                                                                       -------------------------------
Cash Flows from Operating Activities:
   Net Income                                                          $   218,911      $   75,355
   Adjustments to reconcile net income
    to net cash used in operating activities:
      Depreciation and amortization                                         74,402          59,311
      Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                               (76,072)       (272,960)
         Inventories                                                       (33,154)        110,902
         Prepaid expenses and other assets                                  (9,056)        (49,266)
         Costs in excess of contract sales                                (118,777)              -
      Increase (decrease) in:
         Accounts payable and accrued expenses                            (104,466)        196,758
                                                                       -----------       ---------
            Net cash provided by operating activities                      (48,212)        120,100
                                                                       -----------       ---------
Cash Flows from Investing Activities:
   Proceeds from investment changes                                      2,825,177               -
   Patent costs                                                                  -         (22,583)
   Acquisition of property and equipment (net of sales and retirements)    (21,517)         27,929
   Costs for building under construction                                  (143,949)              -
                                                                       -----------       ---------
                  Net cash provided by investing activities              2,659,711           5,346
                                                                       -----------       ---------

Cash Flows from Financing Activities:
   Proceeds from line of credit                                                  -         150,000
   Payments on loans and capital lease obligations                          (7,972)       (194,219)
                                                                       -----------       ---------
                  Net cash used in financing activities                     (7,972)        (44,219)
                                                                       -----------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents                     2,603,527          81,227

Cash and Cash Equivalents, Beginning                                       637,776         638,134
                                                                       -----------       ---------

Cash and Cash Equivalents, Ending                                      $ 3,241,303       $ 719,361
                                                                       ===========       =========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                               $ 5,610        $ 30,104
                                                                       ===========       =========


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

TERMINATION OF DEVELOPMENT STAGE

The Company was incorporated on October 21, 1996. Through November, 1998, the Company had been principally engaged in organizational activities, the promotion of its product and raising capital. Planned operations, as described above, had commenced but revenue generated was not considered significant in relation to the Company's business plan. Accordingly, the Company was considered to be in the development stage, through the date of acquisition of Omega Metals, Inc. on November 11, 1998.

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



    Computation of Net Loss Per Common Share                                   Three Months ended       Year Ended
                                                                                    Mar. 31, 1999    Dec. 31, 1998

    Net Income (Loss)                                                                $    218,911   $    (492,814)

    Cumulative Preferred Stock Dividend                                                 (125,000)        (104,167)
    Beneficial Conversion Preferred Stock Dividend                                      (468,750)        (781,250)
                                                                                     ------------   --------------
                                                                                     $   (374,839   $  (1,378,231)
                                                                                     ------------   --------------
    Weighted Average Common Shares Outstanding                                          3,030,270        2,992,500
    Common Shares Issued to Acquire Omega Metals, Inc.                                    226,470          226,470
                                                                                     ------------   --------------
    Total Weighted Average Number of Common Shares and Equivalents                      3,265,470        3,218,970
                                                                                     ------------   --------------
    Net Loss per Common Share                                                        $      (.11)   $        (.43)
                                                                                     ------------   --------------


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

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998

REVENUES
         Revenues for the three months ended March 31, 1999 increased by $467,349 or 56.8% to $1,290,062 as compared to $822,713 for the three months ended March 31, 1998. The parent company, American Access Technologies, Inc., was still in the development stage for the first quarter ended March 31, 1998, and revenues were only $129,799. In the first quarter for the year ended March 31, 1999, revenues increased by $205,954 to $335,753. The company's subsidiary, Omega Metal's Inc., also had an increase in revenues of $261,395.

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

         Selling, General and Administrative expenses increased by $138,025 to $676,576 for the three months ended March 31, 1999 compared to $538,551 for the three months ended March 31, 1998. This increase was the result of costs associated with the continued development growth of the company including marketing and promotion, management costs, and professional fees associated with the required filings.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities utilized cash of $48,212 during the three months ended March 31, 1999 as compared to providing cash of $120,100 during the three months ended March 31, 1998.

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

Management's plans include the following:

         1. The Company has arranged for marketing in association with manufacturers and distributors of telecommunications equipment, which will enable the Company to obtain orders for its products with a minimal expenditure of the Company's resources. The Company is presently organizing a manufacturer's rep program to assist in the distribution of their equipment.

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

SUBSEQUENT EVENTS

         As of April 6, 1999, the Registration Statement became effective with regard to the Series A 10% Senior Convertible Preferred Stock, of which there were 50,000 shares issued and outstanding at $5,000,000. Through April 29, 1999, $3,790,000 has been converted resulting in 279,528 common stock shares being issued. A total of 277,583 shares were sold on the open market.


                           PART II. OTHER INFORMATION

         The Registration Statement on April 6 became effective for the Series A 10% Senior Convertible Preferred Stock, of which there were 50,000 shares outstanding at a gross of $5,000,000. Through April 29, 1999, 75.8% of the

Preferred Stock, $3,790,000 has been converted resulting in 279,528 common stock shares being issued. A total of 277,583 shares were sold on the open market. American Access Technologies began trading on the Nasdaq Stock Market, Inc., as a Small Cap listing, on April 13, 1999.

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

Date:  August 16, 1999
                                    AMERICAN ACCESS TECHNOLOGIES, INC.
                                   (Registrant)


                                    By:  /s/ Charles L. Frampton
                                    ----------------------------
                                    Charles L. Frampton
                                    Secretary/Treasurer
                                    Chief Financial Officer

                                    By:  /s/ John E. Presley
                                    ----------------------------
                                    John E. Presley
                                    President