Form 10QSB
period 1999-06-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 1999-08-16
CIK 1043186

Form 10-QSB for AMERICAN ACCESS TECHNOLOGIES, INC. filed on August 16, 1999



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

      [XX] Quarterly Report Pursuant to Section 13 or 15 (d) of the
           Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

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

                     Employer Identification No. 59-3410234
                 Lake Mary Florida, 37 Skyline Drive Suite 1101
             (Address of principal executive offices of registrant)

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at June 30, 1999 was 4,021,397

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                                        Audited
                                                                                                       Financial
                                    ASSETS                                             30-Jun-99      Statements
                                    ------                                             UNAUDITED     Dec. 31, 1998
                                                                                       ---------     -------------
Current Assets:
   Cash and cash equivalents                                                         $   587,392      $   637,776
   Investments                                                                         3,450,738        2,825,177
   Accounts receivable, net of allowance                                               1,254,887          806,960
   Note receivable, related party                                                        500,000          500,000
   Inventories                                                                           339,243          297,440
   Prepaid expenses and other current assets                                             124,922           60,466
   Cost in excess of contract sales                                                      229,679                -
                                                                                     ----------------------------
         Total current assets                                                          6,486,861        5,127,819

Property, Plant and Equipment, net of accumulated depreciation                         1,296,175        1,313,630
Building Under Construction                                                              543,035
Patent Costs                                                                              34,448           34,962

         Total assets                                                                $ 8,360,519      $ 6,476,411
                                                                                     ============================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
   Line of credit                                                                    $   286,904      $   296,002
   Accounts payable and accrued expenses:
      Compensation due to officers/directors/stockholders                                      0          111,235
      Other                                                                              348,654          355,390
                                                                                     ----------------------------
         Total current liabilities                                                       635,558          762,627
                                                                                     ----------------------------

Deferred Income Taxes                                                                     69,000           69,000


Stockholders' Equity:
   Series A 10% Senior Convertible Preferred stock,
      $.001 par value; authorized 1,000,000 shares; issued and
      outstanding 12,239 and 50,000 respectively shares at liquidation value           1,223,900        5,000,000
   Common stock, $.001 par value; authorized 10,000,000
      shares; issued and outstanding 4,021,397 and 3,265,470 respectively shares           4,021            3,265
   Additional paid-in capital                                                          7,462,821        1,512,625
Unrealized losses on securities held for investment                                      (37,061)
   Deficit                                                                              (997,720)        (871,106)
                                                                                     ----------------------------
         Total stockholders' equity                                                    7,655,961        5,644,784
                                                                                     ----------------------------

         Total liabilities and stockholders' equity                                  $ 8,360,519      $ 6,476,411
                                                                                     ============================


                 See accompanying notes to financial statements


                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited



                                                         Six Months         Six Months       Three Months      Three Months
                                                           Ended              Ended             Ended              Ended
                                                         30-Jun-99          30-Jun-98         30-Jun-99          30-Jun-98
                                                         ------------------------------------------------------------------
 Net Sales
     Formed metal                                        2,210,820          1,943,184        $ 1,256,511         1,250,270
     Zone cabling termination cabinet                      714,747            317,051            378,894           187,252
                                                         ------------------------------------------------------------------
                     Total Net Sales                     2,925,567          2,260,235          1,635,405         1,437,522
                                                         ------------------------------------------------------------------

 Costs and Expenses:
     Cost of sales                                       1,239,478          1,089,552            737,701           699,474
     Selling, general and administrative                 1,534,940          1,262,282            858,365           723,731
                                                         ------------------------------------------------------------------
                 Total Cost and Expenses                 2,774,418          2,351,834          1,596,066         1,423,205
                                                         ------------------------------------------------------------------


     Net Operating Income (Loss)                           151,149            (91,599)            39,339            14,317
                                                         ------------------------------------------------------------------

 Other Income (Expense):
     Interest income                                       152,457              6,268             72,214             1,464
     Interest expense                                      (13,374)           (68,435)            (7,764)          (38,331)
     Other income                                           36,835            228,605             19,436            22,034
                                                         ------------------------------------------------------------------
               Total Other Income (Expense)                175,918            166,438             83,886           (14,833)
                                                         ------------------------------------------------------------------

 Net Income Before Taxes                                   327,067             74,839            123,225              (516)

 Income Taxes (Credit)                                     (15,170)                              (15,170)
                                                         ------------------------------------------------------------------

 Net Income                                                342,237             74,839            138,395              (516)
                                                         ==================================================================

 Net Income Per Common Share                                 (0.05)              0.02        $      0.02               0.0
                                                        ==================================================================


          See accompanying notes to financial statements

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                                              Six              Six
                                                                                            Months            Months
                                                                                            Ended             Ended
                                                                                       June 30, 1999      June 30, 1998
                                                                                       --------------------------------
 Cash Flows from Operating Activities:
    Net Income                                                                         $   342,237         $  74,839
    Adjustments to reconcile net income
     to net cash used in operating activities:
       Depreciation and amortization                                                       150,244           154,225
       Changes in operating assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                                                             (447,927)         (384,260)
          Inventories                                                                      (41,803)          100,079
          Prepaid expenses and other assets                                                (64,456)          175,091
           Costs in excess of contract sales                                              (229,679)
       Increase (decrease) in:
           Compensation due to officers/directors/stockholders                            (111,235)          418,609
          Accounts payable and accrued expenses                                             (6,736)         (357,787)
                                                                                       ------------------------------
             Net cash provided by operating activities                                    (409,355)          180,796
                                                                                       ------------------------------

 Cash Flows from Investing Activities:
    Proceeds from investment changes                                                      (625,560)                -
    Patent costs                                                                                 -           (23,243)
    Acquisition of property and equipment (net of sales and retirements)                  (132,275)            8,899
    Costs for building under construction                                                 (543,035)                -
                                                                                       ------------------------------
                   Net cash provided by investing activities                            (1,300,870)          (14,344)
                                                                                       ------------------------------

 Cash Flows from Financing Activities:
 Proceeds from issuance of common Stock                                                  1,668,939           160,001
    Proceeds from line of credit                                                            (9,098)                -
    Payments on loans and capital lease obligations                                                                -
                                                                                       ------------------------------
                   Net cash used in financing activities                                 1,659,841           160,001
                                                                                       ------------------------------

 Net Increase (Decrease) in Cash and Cash Equivalents                                      (50,384)          326,453

 Cash and Cash Equivalents, Beginning                                                      637,776           638,134
                                                                                       ------------------------------

 Cash and Cash Equivalents, Ending                                                     $   587,392         $ 964,587
                                                                                       ==============================
 Supplemental Disclosure of Cash Flow Information:
       Cash paid for interest                                                          $    13,374         $  68,435
                                                                                       ==============================

                 See accompanying notes to financial statements

                       AMERICAN ACCESS TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 Unaudited

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements at June 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 1999 and results of operations for the three and six months ended June 30, 1999 and 1998. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the company's Registrations Statement Form SB-2 filing and 10-KSB.

2. Nature of Business and Summary of Significant Accounting Policies.

BUSINESS

American Access Technologies, Inc. develops specialized products for the telecommunications industry. The company manufactures and distributes several models of Zone Cabling Termination Cabinets to the telecommunications industry. The product helps manage and route wiring and cabling used in voice, computer and data transmission systems throughout the world.

Omega Metals, Inc., a wholly-owned subsidiary of American Access, shears and molds metal and manufactures metal-formed products for customers principally in Florida and Georgia. Omega manufactures the company's product.

COMMON STOCK

         The Registration Statement on April 6 became effective for the Series A 10% Senior Convertible Preferred Stock, of which there were 50,000 shares outstanding at a gross of $5,000,000. Through August 11, 1999, 78.3% of the preferred stock, $3,915,000 has been converted resulting in 288,456 common stock shares being issued. A total of 286,511 shares were sold on the open market. American Access Technologies began trading on the Nasdaq Stock Market, Inc., as a Small Cap listing, on April 13, 1999.

         The Registration Statement on April 7 became effective for the offering of 720,000 shares of common stock upon the exercise of 720,000 $8 warrants. During the quarter ending June 30, 1999, 483,250 warrants were exercised; 106,500 in May and 376,750 in June, leaving a balance of 86,750 unexercised warrants.


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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The computation of earnings per share is reflected in the following schedule:



    Computation of Net Loss Per Common                          Six Months Ended   Three Months Ended    Year Ended
    Share                                                          June 30, 1999      June 30, 1999     Dec. 31, 1998

    Net Income (Loss )                                               $   342,237      $   138,395     $  (492,814)
      Cumulative Preferred Stock  Dividend                               (61,195)         (61,195)       (104,167)

    Beneficial Conversion Preferred Stock Dividend                      (468,750)                        (781,250)
                                                                     ------------      -----------    ------------
                                                                     $  (187,708)     $    77,200     $(1,378,231)
                                                                     ------------     ------------    ------------
    Weighted Average Common Shares Outstanding                         3,450,539        3,633,575       2,992,500

    Common Shares Issued to Acquire Omega Metals, Inc.                                                    226,470
                                                                                                      ------------
    Total Weighted Average Number Common Shares and                    3,450,539        3,633,575       3,218,970
                                                                     ------------     ------------    ------------
    Equivalent
    Net Loss per Common                                              $     (.05)      $       .02     $      (.43)
                                                                     ------------     ------------    ------------
    Share




3. Commitments and Contingencies

LEASE COMMITMENTS

The Company entered into a sublease for 10,472 square feet of office space on May 28, 1999 with World Color Press, Inc., at 37 Skyline Drive, SunTech Commerce Park, Lake Mary, Florida. The sublease runs through May 30, 2003 and calls for an initial monthly payment of $9,599.33 from May 28, 1999 through May 31, 2000 with a 4% per annum increase.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1998

REVENUES
         Revenues for the six months ended June 30, 1999 increased by $665,332 or 29.4% to $2,925,567 as compared to $2,260,235 for the six months ended June 30, 1998. The parent company, American Access Technologies, Inc., was still in the development stage for the second quarter ended June 30, 1998, and revenues were only $317,051 . In 1999 for the six months ended June 30, revenues increased by $397,696 to $714,747. The company's subsidiary, Omega Metals Inc., also had an increase in revenues of $267,636.

COSTS AND EXPENSES

         Direct costs represent the cost incurred by the Company to have its products manufactured and assembled. These costs represented 42.4% of revenues for the six months ended June 30, 1999, and 48.2% of revenues for the six months ended June 30, 1998. The decrease is attributed to a change in the customer mix. Revenues generated during the six month period ended June 30, 1999 required less direct labor and material costs per sales dollar than for the previous year's six months ended June 30, 1998.

         Selling, General and Administrative expenses increased by $272,658 to $1,534,940 for the six months ended June 30, 1999 compared to $1,262,282 for the six months ended June 30, 1998. This increase was the result of costs associated with the continued growth of the company including marketing and promotional costs, management costs, and professional fees associated with the required SEC filings. Startup costs related to the company's Building Industry Consulting Service International (BICSI) licensed training agreements school have also been expensed as incurred.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities utilized cash of $409,355 during the six months ended June 30, 1999 as compared to providing $180,796 during the six months ended June 30, 1998.

         The Company's operating and capital requirements in connection with its operations have been and will continue to be significant. Based on its current plans, the Company anticipates that revenues earned from product sales will be the primary source of funds for operating activities. The Company believes that these revenues in addition to existing cash and cash equivalents remaining from proceeds of it private offering, and cash received from the exercise of warrants will be sufficient to meet its capital and liquidity needs for the next 12 months. The Company also believes that resources required to fulfill purchase orders will be available through bank borrowings or factoring, if required. The company's primary customers are established corporations with credit ratings that will support such credit arrangements.

Management's plans include the following:

1. The Company has arranged for marketing in association with manufacturers and distributors of telecommunications equipment, which will enable the Company to obtain orders for its products with a minimal expenditure of the Company's resources. The Company has launched a manufacturer's rep program to assist in the distribution of its products.
2. The Company has arranged for uninterrupted manufacture of its products by purchasing the manufacturer in October, 1998, in order to minimize the financial requirements necessary for production.
3. The company believes that it can acquire working capital through sale of additional securities (including exercise of outstanding warrants), or borrowings, including bank borrowing, in view of the nature of its customer base. Nevertheless, the Company continues to be subject to a number of risk factors, including the uncertainty of market acceptance for its product line, the need for additional funds, competition, and technological obsolescence.

4. American Access has obtained a general license from BICSI to teach the BICSI cabling installation program and to suitcase the other BICSI Institute courses. These programs as well as company-developed courses will be taught at the Company's Lake Mary location and will serve to increase awareness throughout the industry of the Company's products.

                          PART II. OTHER INFORMATION

ITEM 2:
                    CHANGES IN SECURITIES AND USE OF PROCEEDS
COMMON STOCK


         The Registration Statement on April 6 became effective for the Series A 10% Senior Convertible Preferred Stock, of which there were 50,000 shares outstanding at a gross of $5,000,000. Through August 11, 1999, 78.3% of the preferred stock, $3,915,000 has been converted resulting in 288,456 common stock shares being issued. A total of 286,511 shares were sold on the open market. American Access Technologies began trading on the Nasdaq Stock Market, Inc., as a Small Cap listing, on April 13, 1999.

         The Registration Statement on April 7 became effective for the offering of 720,000 shares of common stock upon the exercise of 720,000 $8 warrants. During the quarter ending June 30, 1999, 483,250 warrants were exercised; 106,500 in May and 376,750 in June, leaving a balance of 86,750 unexercised warrants.

ITEM 5:
                                OTHER INFORMATION

American Access held a Special Called meeting Saturday, April 10, 1999 at which time three new members were appointed to the Board of Directors, Charles L. Frampton, Elliot G. Steinberg and David S. Snyder, expanding the board from five to seven members. Former Director and President Victor E. Murray retired from American Access at age 74, effective April 15. John E. Presley replaced Victor
E. Murray as president, and continues his tenure as director. Charles L Frampton replaced retiring CFO and Secretary/Treasurer Bobby E. Story, 57, effective May
12. Along with Presley, directors whose terms of office continued were: John W. Cooney, Victor D. Phillips and Richard A. Murray.

Stock purchase warrants were authorized by the Board of Directors at the April 10 meeting in the following amounts: 20,000 $25 warrants were awarded to each of the company's 1999 outside directors; a total of 750,000 $22 warrants were authorized for management personnel, to be issued at the discretion of the President; and 100,000 $23 warrants to the originals holders of Series A 10% Convertible Preferred Stock. The 100,000 $25 warrants currently outstanding and held by Merrill Webber & Co. were reissued at $23 for services provided with respect to securing approval from Preferred shareholders regarding their warrant issuance.

On May 19, Lucent Technologies confirmed in writing an ongoing working relationship with the company.

On July 28, Vice President and Director Richard A. Murray resigned from his position as an officer and from the board. He will serve as a consultant to the company for 90 days. The Director position is currently vacant.

On August 3, 1999, American Access Technologies, Inc. and Herman Miller, Inc. entered into a contract for an alliance to jointly promote the use of American Access Technologies, Inc products in Herman Miller Ethospace and Systems Bridge products.

ITEM 6:
                              EXHIBITS AND REPORTS


(b)      EXHIBITS

         The following exhibits are being filed as part of this report:

         Exhibit No.                                 Description
         -----------                                 -----------
         10.0                                        Material Contracts

         27.0                                        Financial Data Schedule




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