Form 10-Q
period 1999-09-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 1999-11-15
CIK 1043186

Form 10-QSB for AMERICAN ACCESS TECHNOLOGIES, INC. filed on November 15, 1999



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

          [XX] Quarterly Report Pursuant to Section 13 or 15 (d) of the
         Securities Exchange Act of 1934 For the quarterly period ended
                               September 30, 1999

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at September 30, 1999 was 4,063,700.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                                                         Audited
                                                                                                                        Financial
                                            ASSETS                                                     30-Sep-99       Statements
                                            ------                                                     UNAUDITED      Dec. 31, 1998
                                                                                                       ---------      -------------
Current Assets:
   Cash and cash equivalents                                                                         $   471,877        $   637,776
   Investments                                                                                         2,796,561          2,825,177
   Accounts receivable, net of allowance                                                               1,346,623            806,960
   Note receivable, related party                                                                        500,000            500,000
   Inventories                                                                                           347,095            297,440
   Prepaid expenses and other current assets                                                             235,812             60,466
   Cost in excess of contract sales                                                                      346,598               --
                                                                                                     -----------        -----------
         Total current assets                                                                          6,044,566          5,127,819

Property, Plant and Equipment, net of accumulated depreciation                                         1,447,593          1,313,630
Building Under Construction                                                                              823,568
Patent Costs                                                                                              63,075             34,962

         Total assets                                                                                $ 8,378,801        $ 6,476,411
                                                                                                     ===========        ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

Current Liabilities:
   Line of credit                                                                                    $    75,746        $   296,002
   Accounts payable and accrued expenses:
      Compensation due to officers/directors/stockholders                                                 13,432            111,235
      Other                                                                                              288,716            355,390
                                                                                                     -----------        -----------
         Total current liabilities                                                                       377,894            762,627
                                                                                                     -----------        -----------

Deferred Income Taxes                                                                                     69,000             69,000

Stockholders' Equity:
   Series A 10% Senior Convertible Preferred stock,
      $.001 par value; authorized 1,000,000 shares; issued and
      outstanding 11,239 and 50,000 respectively shares at liquidation value                           1,123,900          5,000,000
   Common stock, $.001 par value; authorized 10,000,000
      shares; issued and outstanding 4,061,900 and 3,265,470 respectively shares                           4,053              3,265
   Additional paid-in capital                                                                          7,829,687          1,512,625
Unrealized losses on securities held for investment                                                     (100,517)
   Deficit                                                                                              (925,215)          (871,106)
                                                                                                     -----------        -----------
         Total stockholders' equity                                                                    7,931,908          5,644,784
                                                                                                     -----------        -----------

         Total liabilities and stockholders' equity                                                  $ 8,378,802        $ 6,476,411
                                                                                                     ===========        ===========


                 See accompanying notes to financial statements

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                                                             Nine Months         Nine Months         Three Months      Three Months
                                                                Ended               Ended                Ended             Ended
                                                              30-Sep-99          9/30/1998             30-Sep-99         30-Sep-98
                                                              ---------          ---------             ---------         ---------

 Net Sales
    Formed metal                                               $ 3,076,368        $ 3,139,564        $   968,159        $ 1,196,380
    Zone cabling termination cabinet                             1,031,203            479,999            316,455            162,948
                                                               -----------        -----------        -----------        -----------
                       Total Net Sales                           4,107,571          3,619,563          1,284,614          1,359,328
                                                               -----------        -----------        -----------        -----------

Costs and Expenses:
    Cost of sales                                                1,748,673          1,725,103            611,805            635,551
    Selling, general and administrative                          2,266,525          1,944,704            731,585            682,422
                                                               -----------        -----------        -----------        -----------
                   Total Cost and Expenses                       4,015,198          3,669,807          1,343,390          1,317,973
                                                               -----------        -----------        -----------        -----------

    Net Operating Income (Loss)                                     92,373            (50,244)           (58,776)            41,355
                                                               -----------        -----------        -----------        -----------

Other Income (Expense):
    Interest income                                                273,274             13,091            120,817              6,823
    Interest expense                                               (16,875)          (102,649)            (3,496)           (34,214)
    Other income                                                    50,699            233,363             13,864              4,758
                                                               -----------        -----------        -----------        -----------

                Total Other Income (Expense)                       307,098            143,805            131,185            (22,633)
                                                               -----------        -----------        -----------        -----------

Net Income Before Taxes                                            399,471             93,561             72,409             18,722
                                                               -----------        -----------        -----------        -----------

Income Taxes (Credit)                                              (15,170)
                                                               -----------        -----------        -----------        -----------

Net Income                                                         414,641             93,561             72,409             18,722
                                                               ===========        ===========        ===========        ===========

Net Income Per Common Share                                    $     (0.05)       $     (0.05)       $      0.02        $     (0.02)
                                                               ===========        ===========        ===========        ===========


      See accompanying notes to financial statements

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                                                        Nine                Nine
                                                                                                       Months              Months
                                                                                                       Ended               Ended
                                                                                                      09/30/99            09/30/98
                                                                                                      --------            --------
Cash Flows from Operating Activities:
   Net Income                                                                                      $   414,641          $    93,562
   Adjustments to reconcile net income
    to net cash used in operating activities:
      Depreciation and amortization                                                                    232,171              224,690
      Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                                                          (539,663)            (394,837)
         Inventories                                                                                   (49,655)              23,734
         Prepaid expenses and other assets                                                            (175,346)             160,016
          Costs in excess of contract sales                                                           (346,599)                --
      Increase (decrease) in:
          Compensation due to officers/directors/stockholders                                          (97,803)             616,684
         Accounts payable and accrued expenses                                                         (66,675)            (426,348)
                                                                                                   -----------          -----------
            Net cash provided by operating activities                                                 (628,929)             297,501
                                                                                                   -----------          -----------
Cash Flows from Investing Activities:
    (Increase) Decrease Notes Receivable                                                                  --               (500,000)
   Proceeds from investment changes                                                                    (34,840)                --
   Patent costs                                                                                        (28,113)             (26,217)
   Acquisition of property and equipment (net of sales and retirements)                               (366,132)             (31,208)
   Costs for building under construction                                                              (823,568)                --
                                                                                                   -----------          -----------
                  Net cash provided by investing activities                                         (1,252,653)            (557,425)
                                                                                                   -----------          -----------

Cash Flows from Financing Activities:
Proceeds from issuance of common Stock                                                               1,935,939              480,000
   Proceeds from line of credit                                                                       (220,256)                --
   Payments on loans and capital lease obligations                                                        --                   --
                                                                                                   -----------          -----------
                  Net cash used in financing activities                                              1,715,683              480,000
                                                                                                   -----------          -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                                  (165,899)             220,076

Cash and Cash Equivalents, Beginning                                                                   637,776              638,134
                                                                                                   -----------          -----------

Cash and Cash Equivalents, Ending                                                                  $   471,877          $   858,210
                                                                                                   ===========          ===========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                                       $    16,875          $   102,649
                                                                                                   ===========          ===========

                          See accompanying notes to financial statements

                       AMERICAN ACCESS TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          September 30, 1999 Unaudited

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements at September 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 1999 and results of operations for the three and nine months ended September 30, 1999 and 1998. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the company's Registrations Statement Form SB-2 filing and 10-KSB.

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

On August 17, 1999, American Access acquired the equipment, outstanding sales agreements and quotes, inventory, goodwill and product name and logo, and the company website for Genco, Inc., a manufacturer of generator enclosures, for $550,000 in legended AATK common stock at $20 per share and forgiveness of all accounts receivable that exist to Omega Metals. The Company currently is fulfilling backorders in excess of $550,000. American Access also is installing a powder coating system that was purchased for $375,000. To date, booked orders in-house for the process are in excess of $1.5 million.

COMMON STOCK

         The Registration Statement on April 6 became effective for the Series A 10% Senior Convertible Preferred Stock, of which there were 50,000 shares outstanding at a gross of $5,000,000. Through September 30, 1999, 78.3% of the preferred stock, $3,876,100 has been converted resulting in 288,456 common stock shares being issued. A total of 286,511 shares were sold on the open market. American Access Technologies trades on the Nasdaq Stock Market, Inc., as a Small Cap listing.

         The Registration Statement on April 7 became effective for the offering of 720,000 shares of common stock upon the exercise of 720,000 $8 warrants. At the beginning of the quarter ending September 30, 1999 there were 86,750 unexercised warrants. During the quarter ending September 30, 1999, 33,375 were exercised, leaving a balance of 53,375.

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The computation of earnings per share is reflected in the following schedule:

    Computation of Net Loss Per Common Share                      Nine Months Ended     Three Months    Year Ended
                                                                    Sept. 30, 1999      Ended Sept.    Dec. 31, 1998
                                                                                         30, 1999
    Net Income (Loss)                                               $   342,237     $    138,395     $  (492,814)
        Cumulative Preferred Stock Dividend                             (61,195)         (61,195)        (104,167)

    Beneficial Conversion Preferred Stock                              (468,750)
                                                                     ----------
    Dividend                                                                                             (781,250)
                                                                                                      -----------
                                                                    $  (187,708)      $    77,200      $(1,378,231)
                                                                    -----------       -----------      -----------
    Weighted Average Common Shares                                    3,450,539         3,633,575        2,992,500
    Outstanding
    Common Shares Issued to Acquire Omega Metals, Inc.                                                     226,470
                                                                                                      ------------
    Total Weighted Average Number Common Shares and                   3,450,539        3,633,575        3,218,970
                                                                    -----------        ---------     ------------
    Equivalent
    Net Loss per Common                                             $      (.05)      $      .02     $       (.43)
                                                                    -----------       ----------     ------------
    Share


ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NINE MONTHS ENDED SEPT. 30, 1999 COMPARED WITH THE NINE MONTHS ENDED SEPT. 30, 1998

REVENUES
         Revenues for the nine months ended September 30, 1999 increased by $665,332 or 29.4% to $2,925,567 as compared to $2,260,235 for the nine months ended September 30, 1998. The parent company, American Access Technologies, Inc., was still in the development stage for the third quarter ended September 30, 1998, and revenues were only $317,051 . In 1999 for the nine months ended September 30, revenues increased by $397,696 to $714,747. The company's subsidiary, Omega Metals Inc., also had an increase in revenues of $267,636.

COSTS AND EXPENSES

         Direct costs represent the cost incurred by the Company to have its products manufactured and assembled. These costs represented 42.4% of revenues for the nine months ended September 30, 1999, and 48.2% of revenues for the nine months ended September 30, 1998. The decrease is attributed to a change in the customer mix. Revenues generated during the nine month period ended September 30, 1999 required less direct labor and material costs per sales dollar than for the previous year's nine months ended September 30, 1998.

         Selling, General and Administrative expenses increased by $272,658 to $1,534,940 for the nine months ended September 30, 1999 compared to $1,262,282 for the nine months ended September 30, 1998. This increase was the result of costs associated with the continued growth of the company including marketing and promotional costs, management costs, and professional fees associated with the required SEC filings. Startup costs related to the company's Building Industry Consulting Service International (BICSI) licensed training agreements school have also been expensed as incurred.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities utilized cash of $409,355 during the nine months ended September 30, 1999 as compared to providing $180,796 during the nine months ended September 30, 1998.

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

Management's plans include the following:

     1. The Company has arranged for marketing in association with manufacturers and distributors of telecommunications equipment, which will enable the Company to obtain orders for its products with a minimal expenditure of the Company's resources. The Company has launched a manufacturer's rep program to assist in the distribution of its products. The web site presence maintained by the Company is being enhanced to provide critical installation instructions and more comprehensive information about our product.
     2. The Company has arranged for uninterrupted manufacture of its products by purchasing the manufacturer in October, 1998, in order to minimize the financial requirements necessary for production. We are expanding the job base at our wholly-owned subsidiary Omega Metals, and have increased plant capacity in an expansion. Backorders acquired in the $550,000 purchase of Genco, Inc. assets, total in excess of the purchase price of the assets. The $375,000 expenditure for a powder coating system, currently being installed, has already generated in excess of $1.5 million in orders for the process.
     3. The Company believes that it can acquire working capital through sale of additional securities (including exercise of outstanding warrants), or borrowings, including bank borrowing, in view of the nature of its customer base. Nevertheless, the Company continues to be subject to a number of risk factors, including the uncertainty of market acceptance for its product line, the need for additional funds, competition, and technological obsolescence.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On September 17, 1999, a class action complaint was filed against the company and its primary market maker Capital International Securities Group, in United States District Court, Eastern District of New York, prompted by the stock's price decline in August, 1999. The company has retained the law firm of Foley & Lardner to litigate the matter.

ITEM 2:
                    CHANGES IN SECURITIES AND USE OF PROCEEDS

COMMON STOCK

         The Registration Statement on April 6 became effective for the Series A 10% Senior Convertible Preferred Stock, of which there were 50,000 shares outstanding at a gross of $5,000,000. Through September 30, 1999, 78.3% of the preferred stock, $3,876,100 has been converted resulting in 288,456 common stock shares being issued. A total of 286,511 shares were sold on the open market. American Access Technologies trades on the Nasdaq Stock Market, Inc., as a Small Cap listing.

         The Registration Statement on April 7 became effective for the offering of 720,000 shares of common stock upon the exercise of 720,000 $8 warrants. At the beginning of the quarter ending September 30, 1999 there were 86,750 unexercised warrants. During the quarter ending September 30, 1999, 33,375 were exercised, leaving a balance of 53,375.

ITEM 5:

                                OTHER INFORMATION

In September, 1998, the Company , loaned $500,000 to Universal Beverages Holdings Corp., a bottled water company. John Cooney, a director of the Company, is also a director and shareholder of Universal Beverages. The secured loan provides for interest at 15% per annum. Universal Beverage is in the process of recapitalization. However, the loan is currently in default.

On August 3, 1999, American Access Technologies, Inc. and Herman Miller, Inc. entered into a contract for an alliance to jointly promote the use of American Access Technologies, Inc products in Herman Miller Ethospace and Systems Bridge products.

On August 17, 1999, American Access acquired the equipment, outstanding sales agreements and quotes, inventory, goodwill and product name and logo, and the company website for Genco, Inc., a manufacturer of generator covers, for $550,000 in legended AATK common stock at $20 per share and forgiveness of all accounts receivable that exist to Omega Metals. The Company currently is fulfilling backorders in excess of $550,000.

On September 10, 1999, American Access purchased for $350,000 a powder coating system that will expand the Company's customer base and ensure highest quality finish work. The system is currently being installed at the Company's expanded production site in Keystone Heights. To date, booked orders in-house for the process are in excess of $1.5 million.

ITEM 6:
                              EXHIBITS AND REPORTS


(a)      EXHIBITS

         The following exhibits are being filed as part of this report:


        EXHIBIT NO.                     DESCRIPTION
        -----------                     -----------
                                        Material Contracts (Incorporated by Reference to
        10.0                            Exhibit 10.0 filed on  Form 10-QSB Filed August 16,
                                        1999.)

        27.0                            Financial Data Schedule

        (b) REPORTS on FORM 8-K         The Company on October 19, 1999, filed an 8-K
                                        disclosing the pending class action lawsuit and the
                                        resignation of two directors, herewith incorporated
                                        by reference.



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

Date:  August 16, 1999
                                        AMERICAN ACCESS TECHNOLOGIES, INC.
                                                   (Registrant)


                                    By:  /s/ Bobby Story
                                    ----------------------------------------
                                    Bobby Story
                                    Acting Chief Financial Officer

                                    By:  /s/ John E. Presley
                                    ----------------------------------------
                                    John E. Presley
                                    President