Form 10KSB40
period 1999-12-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2000-04-20
CIK 1043186

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999
                                       OR

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

             37 Skyline Drive, Suite 1101, Lake Mary, Florida 32746 (Address of principal executive offices, including zip code)

                                 (407) 333-1446
                (Issuer's telephone number, including area code)
                             John Presley, President
                       American Access Technologies, Inc.
                          37 Skyline Drive, Suite 1101
                               Lake Mary, FL 32746
                                 (407) 333-1446
       ------------------------------------------------------------------
            (Name, address and telephone number of agent for service)

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes__X___ No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1999 were $5,247,683.

The number of shares outstanding of the issuer's common stock as of April 11, 2000 was 4,314,773 shares. The aggregate market value of the common stock (3,630,953 shares) held by non-affiliates, based on the average of the bid and asked prices ($10.44) of the common stock as of April 11, 2000 was $37,907,149.

Transitional Small Business Disclosure Format (Check one): Yes        No   X
                                                              -----      -----

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

ITEM 1. DESCRIPTION OF THE BUSINESS

GENERAL

         American Access Technologies, Inc. manufactures patented zone cabling enclosures for the telecommunications industry, enabling businesses and government to Move, Add, and Change copper and fiber optic cabling to keep pace with changes in high-speed communications networks. Our ceiling and raised floor cabinets, and our systems furniture panels, can save up to 70% of the cost to reconfigure office and school data centers and networks by eliminating excessive wiring and rewiring in traditional home run arrangements.

         Our wholly-owned subsidiary, Omega Metals, Inc., continues to manufacture zone cabling cabinets along with other metal fabricating jobs, ensuring quality and cost control. The highly prized ability to powder coat metals is also now facilitated at our plant, as we completed installation in March 2000 of a state-of-the-art powder coating system.

HISTORY OF THE COMPANY

         American Access founder, Victor E. Murray, began working in the electrical, cable and industrial supply business in 1945, forming strong relationships with electrical engineers, electrical contractors, municipalities, power companies and distribution companies, leading to opening his own company in 1977.

         Murray seized an opportunity to evaluate industry needs after the break-up of the AT&T monopoly, when thousands of technology, service and equipment companies began to develop revolutionary telecommunications products and services. Simultaneously, the computer industry rapidly evolved, creating even more opportunities.

         Murray decided to specialize in wire management for Voice, Data, Fiber Optic, CCTV and CATV applications. With the birth of new and revolutionary high speed telecommunications technology and equipment, wiring and wire management would become a critical part of telecommunications. American Access has gained a reputation as one of the top agencies in the field of wire management, having consulted on, designed and supplied product for a wide range of building projects throughout the world.

THE COMPANY'S BUSINESS

American Access develops solutions to open office architecture, routing high speed and cost effective telecommunications equipment into and through office buildings, hospitals, convention centers, schools, hotels, entertainment and theme parks, government buildings, and industrial complexes. As the need increases for high-speed communications in the work place, the streamlined distribution of cables and wires that carry that information is also important. Called zone cabling, because cables are routed into specific areas as needed, our cabinets conveniently house all equipment in the ceiling, raised floors and in modular furniture. This dedication to providing total and flexible cabling solutions places the company at the forefront of the telecommunications cabling industry.

         In January 2000, American Access expanded its traditional marketing focus by entering a joint venture with Vulcan Microsystems, Inc. to create a Business to Business e-commerce portal. We will market telecommunications systems on the Internet, becoming a distributor for companies that are recognized industry leaders. On our site, AATK.com, architects, engineers, and systems designers will be able to create and facilitate any telecommunications project. Contractors will be able to bid jobs. Systems, which may or may not include zone cabling, can be ordered from our B2B site, building more profit into our company. A preliminary site is scheduled to debut in June, 2000.

         We have a partnership agreement with Herman Miller, Inc., a leading manufacturer of modular office furniture systems. We developed zone cabling solutions encased in select units of Herman Miller furniture. Herman Miller sells the concept of zone cable distribution to markets it developed over the past 30 years, which is an immediate entrance for American Access into the boardrooms of the Fortune 1000 companies. The roll-out with Herman Miller began April 12, 2000.

         Industry leaders are now addressing the need for new and faster cabling methods and equipment. These companies, industry associations and individual experts have joined together to create revolutionary standards. Companies such as Lucent Technologies, Sun Microsystems, Ortronics, AT&T, Krone, Belden, Siecor, Hubbell, Leviton Telcom, and American Access Technologies, Inc., have joined with various organizations that set industry standards. Together they are developing and introducing innovations in wire/cabling design and routing. This partnership is providing for efficient transmission of telecommunication signals into the zone in which it is needed. The method of zone cabling is called Open Office Architecture.

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

         The company has designed an enclosure to house and distribute telecommunications in equipment in buildings. This enclosure is called a Zone Cabling Termination Cabinet. We currently hold a Utility Patent issued June 15, 1999, for this cabinet that may be installed above the ceiling, on or in the wall or in the floor structure. The ceiling unit fits into the suspended ceiling, providing easy access to the brain of the telecommunications system. Less cable is used. Installation is easier and quicker, causing fewer disruptions and down time for office workers. The floor unit provides the same solution in a floor installation. The EthoCom system provide the same solution in modular office furniture.

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

Product Application

         The cabinet will reduce the amount of wire running from the workstation to the telecommunications closet. The wiring will now run from the workstation to our cabinet, which is readily accessible through the ceiling grid system, a raised floor panel, or through a panel in modular furniture. The cabinet is designed to accommodate all of the newly developed Open Office Architecture wiring equipment and distribution connections. This enclosure is mounted in a standard 2ft. x 4 ft. ceiling grid system or raised floor system, but is physically attached to the building structure to support the weight of the equipment installed within the enclosure. The equipment is reached through a door that opens from below the ceiling or above the floor for easy maintenance, installations and changes. Specially trained, highly-paid technicians will no longer be required to make those changes when systems grow or are reconfigured. The new equipment just plugs in, creating less down time and less loss of productivity. It can be easily re-routed and reused. The initial installation of the cabinet is approximately the same as the old method of distribution cabling. However, we believe that the short term and long term cost savings are very significant. Costs will be reduced by:

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

         The third phase includes a high-voltage termination cabinet that mounts into the ceiling grid system to house active electronics, including computer hubs, routers and switches. This unit accommodates fiber optics as well as conventional copper wiring.

         The fourth phase was in partnership with Herman Miller Inc., to house a cabinet inside select modular office furniture. The roll-out for this system was April 12, 2000.

         There can be no assurance that any new products will be successfully developed or marketed.

Intellectual Property

         The company on September 24, 1996 filed with the United States Department of Commerce, Patent and Trademark Office application for patent, pending No. 08785006, for Zone Cabling Termination Cabinet and Communications Cable Interconnection Apparatus and Associated Method for an Open Office Architecture. The utility patent application contained approximately 67 various claims associated with zone cabling techniques. On April 26, 1998, the Patent and Trademark Office approved the patent for the cabling termination cabinet. Patent No. 5,911,661 was issued on June 15, 1999. On June 5, 1998 the company was informed that the patent was approved for a communication cable interconnection apparatus and associated method for Open Office Architecture. Patent No. 5,842,313 was issued on December 1, 1998.

         American Access has made a formal filing under the Patent Cooperation Treaty, Paris, France. The National Phase Entry is completed. The company has applied for and our Patent is pending for our Communications Cable Interconnection Apparatus and Associated Method for an Open Office Architecture in Australia, Canada, China, Europe, Mexico and Japan.

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

         Omega is a precision sheet metal fabrication and assembly company located in Northeast Florida midway between Jacksonville and Gainesville. The company was established in 1981, serving a diverse client base of over 300, including engineering, technology and electronic companies, mostly in the Southeastern markets. Clients include CSX Railroad and the U.S. military.

         Omega Metals, Inc. operates from its 67,500 sq. ft. manufacturing facility situated on 8 1/2 acres of land that it owns. The manufacturing process is run by a state-of-the-art computer control system. Manufacturing services include precision stamping, bending, assembling, painting and silk screening. Quality control at Omega Metals is based on the Department of Defense military standard MIL-1-45208A. Inspection equipment is strictly maintained to assure consistent quality.

         In August, 1999, we acquired the assets of Genco, Inc., a manufacturer of generator covers. In March, 2000, our new powder coating system began operations with $1,500,000 in booked orders. The powder coating system imparts the highest quality finish to fabricated metal. Diversified facilities and equipment allow Omega Metals, Inc. to handle a broad range of customer requirements. Strict attention to quality assures our customers of consistent production and conformity to their specific requirements.

         Omega's manufacturing capacity, (including AATK), has grown from about $4.5 million to $20 million annually after the expansion. The manufacturing capability is not limited to only precision metal fabrication. On site state of the art high-tech surface coatings such as iridizing, powder coating, silk screening and specialized production painting are also available.

           Omega will continue to operate as a wholly owned subsidiary with sales and manufacturing intact. The company acquired 6 acres adjacent to Omega's site and by the end of 1999, had completed a plant expansion of 37,500 sq. ft to supplement assembly capabilities, add a clean room powder coating operation and expand office space. The capital cost to complete this expansion was funded from cash flows and working capital.

SALES AND MARKETING

         Our efforts indicate that the telecommunications industry is beginning to promote zone cabling as a means to distribute fiber and short runs of enhanced copper. This new cabling architecture provides the LAN broader band width, increased speeds, and reduced costs associated with moves, adds, and changes (MACs).

         Although our previous marketing strategy had focused on "channel distribution" whereby distributors entered partnership programs to stock products in regional warehouses and to promote that product through the distribution channel, we have expanded this focus to include our own regional managers in the development of sales through independent rep firms. Our three regional managers, now in place, are making joint calls with the independent rep agencies on Value Added Resellers, corporate accounts and the Herman Miller sales staff. Based on feedback from the field, training and support can be tailored for the sales force as needed.

         We have begun to add project managers to our marketing plan. They will orchestrate the weekly calls of the regional managers with the vice president of sales. The regional managers are working planned calls in their respective geographic areas. Project managers coordinate all literature and required samples sent in advance. Sales training involves hands on approaches covering all segments of the market, with the ultimate objective being to close sales in the company of the rep agency and/or Herman Miller representatives so that they may duplicate all sales techniques and product information for more sales and projects.

         Concurrently, Omega Metals, Genco and our powder coating process utilize manufacturers' representative firms to generate sales. Omega's vice president of sales coordinates the rep-driven system, and with our reps makes calls on the end users of metal fabrication. Some accounts, which have been developed in house, have been retained by Omega.

         We are constructing an Internet portal to serve as our Business to Business e-commerce site, whereby the infrastructure designer or engineer can plan a project and log on to order a portion of, or all of a system at a price allowing a competitive edge in presenting the plan to an end-user. This expands our presence in the marketplace for those designers that would prefer to "do it themselves" rather than order through a traditional distributor.

         American Access has developed a comprehensive informational CD, which is sent to engineers, reps, consultants, project designers and anyone in the telecommunications industry with an interest in our products. The CD can also be shown on a laptop computer by our managers and reps presenting our products to a prospective customer. We also use several brochures to assist in marketing. These pieces range from one page to an eight page full color product and application brochure. We also maintain a World Wide Web site for the casual visitor, telecommunications expert, and the investor. All of these marketing/media materials provide company information, product information, engineering specifications, drawings, application for use, installation instruction, and features and benefits tailored to each individual market need. Additionally the World Wide Web site provides marketing support materials that can be downloaded and printed at individual locations throughout the world. Questions and answers can be transmitted via e-mail feedback capability, query analysis for tracking of inquiries, lead generation for the distributors, distribution of marketing materials to end-users not normally addressed by the individual distributors.

         The largest and most recognized telecommunications training and certification organization (BICSI) is currently using the ZCTC line of products as an integral part of its Zone Cabling Training and Certification course.

The company is participating with its business partners in trade shows as a component in their individual booths and hospitality suites. Also, the company individually participates in three or four trade shows per year. Two of the shows are focused around standards, training and certifications. The remaining two shows are industry product shows.

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

         We believe the market potential is enormous for new installation and for refurbishing existing Zone Cabling Termination Cabinets and that the advent of our B2B site in the summer of 2000 will enhance this potential.

Distribution and Sales

         American Access Technologies maintains a national distribution contract with Anixter International, Inc. (NYSE: AXE).

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

         American Access Technologies has partnered with modular furniture giant Herman Miller, Inc. for distribution of the Ethospace zone cabling unit housed in select Herman Miler modular office furniture systems. The agreement provides entrance into the corporate offices of current and future Herman Miler clients, giving Herman Miller a competitive advantage and a product differentiator. The multi-city rollout for the project began the week of April 11, 2000. The Herman Miller retrofit client base is estimated at $3.5 billion.

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

FINANCIAL RISK

Reliance on Affiliates As Source of  Business

         Alliances with telecommunications companies such as Lucent Technologies, Ortronics, Amp, Belden, Krone, Bay Networks, and 3 Com, have enhanced American Access' position in the industry. Our agreement with Herman Miller will strengthen the company's position as an innovative leader. However, there are no guarantees these affiliations will be permanent. Alliances may switch over to future competition or terminate for other reasons, which may adversely affect the company.

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

SECURITIES RISKS

Market Price could Fall

         If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding warrants in the public market, the market price of our common stock could fall.

Potential Lack of Liquidity

         Our common stock trades on the NASDAQ as a Small Cap stock with a small float. Stocks trading as Small Cap issues with thin floats generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility.

ITEM 2. DESCRIPTION OF PROPERTIES

         The company maintains offices at 37 Skyline Drive, Suite 1101, Lake Mary, FL 32746. The 10,472 square feet of office space is leased for 4 years, expiring May 30, 2003, at a rent of $9,599.33 per month.. Management of the company believes that the terms of its lease are at least as good as may be obtained from an unaffiliated third party.

         Omega Metals operates from its 67,500 sq. ft. manufacturing facility situated on 8 1/2 acres of land that it owns in Northeast Florida, midway between Jacksonville and Gainesville.

ITEM 3. LEGAL PROCEEDINGS

         The company is a involved in litigation that could potentially develop into a class action filing precipitated by the fall of the price of common stock in August, 1999. The suit was filed in United States District Court, Eastern District of New York. Plaintiff alleges in the Amended Complaint that the defendants participated in a conspiracy to inflate the price of the Company's common stock for the purpose of allowing "insiders" to enrich themselves by selling personal holdings at the inflated price. The Company denies not only any wrongdoing, but most of the material factual allegations as well, and intends to vigorously defend this case. To date, the Company has paid for legal services as incurred, and retaining our attorneys has not included the advancing of any legal fees for indemnification of defendants who are principals of the Company. However, there is no guarantee that expenses for indemnification of Company principals will not occur in the future. Company defendants have signed Conflict Waivers and Undertaking to Repay Expenses for Defense for indemnification under Florida Statutes Section 607.0850(6).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended December 31, 1999, the Company's stockholders did not adopt any resolutions at a meeting or by written consent.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

         The company's common stock is listed for trading on the NASDAQ Stock Exchange (Small Cap: AATK) maintained by the National Association of Securities Dealers under the symbol "AATK." The Company's Common Stock has a limited trading history and has only been quoted on the NASDAQ since April 13, 1999. From August 1997 until April 13, the stock traded on the OTC Bulletin Board.

         The following table sets forth quotations for the high and low bid prices for the company's common stock for the periods indicated below:

                              High    Low                   High      Low
                               Year Ending                    Year Ending
                            December 31, 1998              December 31, 1999
1st Quarter                   $12.25 $11.00                 $21.50   $17.25
2nd Quarter                   $18.50 $12.25                 $22.75   $17.5625
3rd Quarter                   $21.50 $19.00                 $18.875   $6.00
4th Quarter                   $20.50 $17.75                 $8.25     $4.25


         The above represents inter-dealer quotations which do not include retail mark-ups, markdowns, or commissions, and do not necessarily represent actual transactions. Approximately 1910 investors held the company's common stock as of April 11, 2000. No dividend has been declared or paid by the company since inception. The company does not anticipate that any dividends will be declared or paid in the future.

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

         In November 1998, American Access acquired Omega Metals, Inc., a precision sheet metal fabrication operation, which has and will continue to provide product prototyping, manufacturing, assembling and packaging operations to the company. Omega operates as a wholly owned subsidiary with sales and manufacturing intact. The company for $80,000 acquired six acres adjacent to Omega's north Florida site for a plant expansion to 67,500 sq. ft. The capital cost of $450,000 to complete this expansion, was funded from cash flows and working capital.

          The company also acquired in August, 1999 the assets of Genco, Inc., a manufacturer of generator covers. A powder coating system was added at the expanded plant, to facilitate custom coating jobs.

         The company also in January, 2000 entered into a joint venture with Vulcan Microsystems, Inc. to build a Business to Business e-commerce portal that would facilitate the distribution of zone cabling products and other manufacturers' products used in telecommunications projects.

         In October and November 1998, American Access issued 50,000 shares of Series A 10% senior convertible preferred stock with gross proceeds of $5,000,000. All preferred shares were converted between April 14, 1999 and the end of the first quarter in 2000.

         The following discussion and analysis should be read in conjunction with a discussion about risk factors and the consolidated financial statements of the company, included elsewhere in this report.

RESULTS OF OPERATIONS

Revenues

         Revenues for the year ended December 31, 1999 increased by $311,479 to $5,247,683 as compared to $4,936,204 for the year ended December 31, 1998. Sales of zone cabling termination cabinets more than doubled in 1999.

Costs and Expenses

         Direct costs for the year ended December 31, 1999 represented 43.8% of revenues. For the year ended December 31, 1998 these costs represented 45.7% of revenues.

         Compensation and related benefits expenses decreased by $280,971 to $1,134,502 for the year ended December 31, 1999. These costs totaled $1,415,473 for the year ended December 31, 1998. There was an increase in staff and related expenses, but this was more than offset by the reduction of year end bonus paid to the former owner of Omega Metals Inc. of $782,300 in 1998.

         Selling, general and administrative expenses for the year ended December 31, 1999 amounted to $2,701,705. This was an increase of $1,040,226 over the December 31, 1998 amount of $1,661,479. This increase was a result of the company's continuing effort to market and sell its products. Marketing, trade shows, commissions and sales representative costs increased approximately $300,000. The office facilities and operations were also expanded in 1999. This expansion increased office rent, insurance and office supplies by approximately $225,000. There were also increased costs of approximately $325,000 in legal and accounting, amortization, shop supplies and freight.

         Stock-based compensation was $616,000 for the year ended December 31, 1999. Notes 13 and 14 to the consolidated financial statements provide a detailed explanation of this item. The company did not have any stock-based compensation in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash [used] by operating activities was [$1,201,041] and [$391,889] for the years ended December 31, 1999 and 1998 respectively. Net cash [used] by operating activities during the year ended December 31, 1999 primarily consisted of net losses, increases in accounts receivables, inventories and prepaid expenses, offset by depreciation and amortization, common stock and warrants issued for services, realized/unrealized losses on investments and increases in accounts payable. Net cash [used] by operating activities during the year ended December 31, 1998 primarily consisted of net losses, increase in accounts receivable, offset by depreciation and amortization, gains on sales of investments and equipment, decrease in income tax refund receivable and decreases in inventories.

         Net cash provided by investing activities for the year ended December 31, 1999 was $408,407. Funds provided mainly consisted of sales of investments of $1,791,871 less amounts used for the acquisition of property and equipment totaling $1,354,610. In the preceding year ended December 31, 1998, net cash [used] by investing activities was [$3,285,999]. The company used $85,635 to purchase equipment, $4,281,803 for the acquisition of investments and $500,000 in notes receivable, offset by funds provided from the sale of investments of $1,450,073.

         Net cash provided by financing activities was $868,967 for the year ended December 31, 1999, and $3,677,531 for the year ended December 31, 1998. In the year ended December 31, 1999, the company received proceeds of $1,973,000 from the sale of common stock. The company utilized $222,190 to reduce the line of credit and $881,843 for the purchase of treasury stock. For the year ended December 31, 1998, the company received proceeds of $480,000 from the sale of common stock, $4,262,180 from the sale of preferred stock, $296,002 from the line of credit. The company utilized $100,000 to reduce notes payable, $1,256,625 in payments on capital lease obligations, which eliminated high interest rates up to 14%, and the remaining amounts were used to finance the company's business operations and investing activities.

         The company's operating and capital requirements in connection with its operations have been and will continue to be significant. Based on its current plans, the company anticipates that revenues earned from product sales will be the primary source of funds for operating activities. The company believes that revenues in addition to existing cash and cash equivalents, in addition to bank borrowing, the exercise of warrants and the purchase of common stock, will be sufficient to meet its basic capital and liquidity needs for the next 12 months, but additional capital is being sought to fund the operations of new projects, such as the joint venture the company entered in January for the construction and maintenance of a B2B portal. The company also believes that cash required to fulfill purchase orders will be available through bank borrowing or factoring, if required. The company's primary customers are substantial corporations with credit ratings that will support such credit arrangements.

         Management's plans include the following:

o Although sales of zone cabling products more than doubled in 1999, over 1998, the company posted a net loss in 1999 that we attribute to three factors: an inadequate sales and marketing effort; a training school that would ultimately prove to be unprofitable; a system of compensation by stock and warrants for services that is not the most beneficial to the company or to the employee. We have already made changes in operations to rectify of our net loss.

o The company has revamped its sales strategy. We have replaced a costly campaign that was based solely on channel distribution and was top-heavy with ineffectual management. Our new team of regional managers and project managers, coordinated by a vice president of sales, spend more field time working as support for our distributors, Value Added Resellers, and end-users. We found that our distributors and end-users knew little about the value of using our products, so we put a premium on educating our team and our representatives in the merits of zone cabling. We realize that our competition is actually `the old way of doing things'. Part of our new strategy is education about the benefits of zone cabling over traditional home run cabling.

o We will also market through our B2B e-commerce portal, currently under construction.

o Our President and Vice President of Sales continue to meet with Herman Miller Inc. to ensure a smooth and effective rollout of our joint marketing project.

o The company has streamlined bookkeeping procedures and taken its loss in 1999 for endeavors that may have been good ideas, but that we do not think would be ultimately profitable, such as the BICSI training school.

o The company completed all capital expenditures in 1999. We have moved from an acquisition and expansion phase into one of focused growth for sales and revenue. Our purchase and expansion of Omega Metals, our acquisition of the assets of Genco, Inc., our implementation of a powder coating system all are in place. We remain virtually debt free and have the capacity for the manufacture of American Access products and other metal fabricating jobs with potential revenues three times our current revenues. The combined operation provides a greater diversification of facilities and equipment

o American Access in 2000 implemented a Qualified Stock Option Incentive Plan for Employees and Directors. The plan must be approved by shareholders at the 2000 annual meeting. The plan eliminates some audited treatment of stock warrants that contributed to our loss in 1999. It is also more beneficial to the employee as incentive to make the company grow profitably.

o The company believes that it can acquire working capital through sale of additional securities, including exercise of outstanding warrants, private placement, or borrowings, including bank borrowing and private equity lines, in view of the nature of its customer base. The company between October 1, 1998 and December 10, 1998 the company has had a $5 million private placement of its Series A 10% Senior Convertible Preferred Stock. All shares as of April 11, 2000 have been converted to commons stock and sold on the open market. Nevertheless, the company continues to be subject to a number of risk factors, including the uncertainty of market acceptance for its product line, the need for additional funds, competition, technological obsolescence and the difficulties faced by young companies in general.

ITEM 7: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

Part III

ITEM 8: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS

The directors, executive officers, and key employees of the Company are as follows:

     Name                                  Age              Position
     John Presley                           59              President, Director
     Bobby E. Story                         58              Sec/Treasurer, Director
     John W. Cooney                         63              Director
     Erik Wiisanen                          53              Director, VP Marketing, Omega Metals, Inc.
     Oscar de la Guardia                    42              Director
     Ray Kirk                               53              Vice President of Sales


         JOHN PRESLEY, Director of the company since November 1998, and President since April 12, 1999, Presley is a graduate registered professional Engineer. He graduated from the University of Florida in January of 1961 with a BSME, and attended a number of colleges for graduate work. He worked in many industries as an engineer and manager before founding Omega metals in 1981. Omega became a wholly-owned subsidiary of American Access in November, 1998.

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

         October 1996 to Present: Sec/Treasury, CFO - American Access Technologies, Inc.

         August 1996 to October 1996: Financial Advisor - Self employed.

         March 1996 to August 1996: George S. May Co. Project Manager

         April 1987 to March 1996: NACEX, Inc. Controller, Vice President
         Finance

         JOHN W. COONEY, Director since February 15, 1997, is a certified public accountant. He was Senior Tax Partner at Coopers & Lybrand until he retired in 1986. He has practiced as a tax and financial consultant since then. Employment history for the past five years is:

         January 1987 to Present: Operates J. W. Cooney, CPA as a sole proprietorship.

         ERIK WIISANEN, Vice-President-Marketing of Omega.

         Mr. Wiisanen was elected a director in December, 1999. He graduated from Cornell University in 1965. He worked in Banking as a Vice President of Barnett Bank until 1970 and was a representative for shipping interests until helping to found Omega Metals in 1981. He was co-founder and President of the Board of Directors for a private kindergarten. He has been vice president in charge of sales for Omega since 1981.

         OSCAR de la GUARDA,  Director

         Mr. De la Guardia was elected to the Board of Directors in December, 1999. He is Executive Vice President and general counsel of RT21 Radiation Systems Corp., a development stage company involved in the international development of cancer treatment centers. He was Senior Vice President and General Counsel to Quality Oncology, Inc. and for American Disease Management, Inc. He was also an executive with Physician Corporation of America, and an attorney in private practice specializing in corporate mergers and acquisitions.

         RAY KIRK, Vice President of Sales

         Mr. Kirk has been vice president of sales for American Access since October 1, 1999. He graduated from the University of Missouri School of Business, and after a brief stint as a Field Artillery officer, began his career marketing commercial office furniture systems. Throughout his career he has developed corporate, state and GSA contracts. He has represented companies such as Herman Miller, Alma Desk, Corry-Hiebert, and Knoll International.

ITEM 9: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the total compensation paid to the Company's chief executive officer for the last three completed fiscal years.

---------------------------------------------------------------------------------------------------
Name and Position               Year      Total Income       Other Annual Bonus    Other Annual
                                                                                   Compensation
---------------------------------------------------------------------------------------------------
Victory E. Murray,               1997         $60,000                  -0-                 -0-
President
---------------------------------------------------------------------------------------------------
Victory E. Murray,               1998         $60,000                  $30,000             -0-
President
---------------------------------------------------------------------------------------------------
John E. Presley,                 1999         $175,000                 -0-                 -0-
President
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

----------------------------------------------------------------------------------------------------------------------
Name                Number of Securities         Percent of Total Options/SARs         Exercise Price  Expiration
                    Underlying Options/SARs      Granted to Employees in Fiscal Year                   Date
                    Granted
----------------------------------------------------------------------------------------------------------------------
John Presley,       150,000                      20%                                   $22.00          July 1, 2004
President
----------------------------------------------------------------------------------------------------------------------

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR and FY-END OPTIONS/SAR
VALUES

----------------------------------------------------------------------------------------------------------------------
Name                      Shares Acquired   Value       Number of Unexercised         Value of Unexercised
                          On Exercise       Realized    Securities Underlying         In-The-Money Options/SARs At
                                                        Options/SARs at FY-End        FY-End
----------------------------------------------------------------------------------------------------------------------
John Presley, President   --0--             --0--       150,000                       --0--
----------------------------------------------------------------------------------------------------------------------

DIRECTOR COMPENSATION

         Directors are paid $500 for meetings attended at our corporate headquarters and $250 for telephonic meetings. All travel and lodging expenses associated with directors' meeting(s) are reimbursed by the company.

         On January 10, 2000, the Board of Directors voted to implement a 2000 Directors Stock Option Plan as incentive for continued and future service. Each director will be awarded 50,000 options to purchase American Access stock at the January 10 closing price, automatically renewable each year on the anniversary date of the Board decision. The plan must be approved by shareholders at the 2000 annual meeting. The Board allocated 300,000 shares to the plan.

         The Board of Directors also on January 10, 2000 voted to implement a qualified Employee Incentive Stock Option Plan for 2000. The plan must be approved by shareholders at the 2000 annual meeting. The Board allocated 500,000 shares to the employee plan.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely on its review of Forms 3, 4 and 5 received by the company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the company believes that, during the fiscal year ended December 31, 1999, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were satisfied.

ITEM 10: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 11, 2000, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group.

Name of Shareholder                       Number of Shares             Percent of Outstanding Common Stock (1)
Bobby E. Story                                 422,850                                  9.8 %
John Presley                                   113,235                                  2.62%
Richard A. Murray                              411,575                                  9.54%
Victor E. Murray                               251,000                                  5.81%
John W. Cooney                                  33,500                                   .08%
Erik Wiisanen                                  113,235                                  2.62%


Oscar de la Guardia                              -0-                                       0%
Bridge Bank, Ltd.                              437,000                                 10.13%
Ray Kirk                                         1,000                                   .02%

Officers and Directors as a group (6 persons) 683,820 shares                           15.85%

(1) Based upon 4,314,773 shares outstanding on April 11, 2000.

         Does not include warrants to purchase Common Stock at $22.00 per share as follows: Richard A. Murray - 133,375 shares; Bobby E. Story - 100,000 shares; John Presley - 150,000, John Cooney - 20,000; Ray Kirk - 50,000.

         Does not include warrants to purchase Common Stock at $8.00 per share, issued in January, 2000, as follows: Richard A. Murray - 133,375 shares; Bobby
E. Story - 100,000 shares; John Presley - 150,000, John Cooney - 20,000; Ray Kirk - 50,000.

         Does not include directors options issued January 10, 2000 at $5.67 per share as follows: Bobby E. Story - 50,000 shares; John Presley - 50,000 shares, John Cooney - 50,000; Oscar de la Guardia - 50,000.

ITEM 11: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         John Presley, President and Director, is the brother-in-law of Erik Wiisanen, Vice President of Marketing for Omega Metals, Inc. and a Director for American Access Technologies.

PART 1V

ITEM 12: EXHIBITS AND REPORTS ON FORM 8-K

         a.) FINANCIAL STATEMENTS

         b.) REPORTS ON FORM 8-K

         Three reports on Form 8-K are incorporated by reference, as filed with the Securities and Exchange Commission on March 29, 1999, March 30, 1999 and October 7, 1999. As a subsequent event, a Form 8-K was filed on February 11, 2000, as noted in Other Exhibits.

          c.) OTHER EXHIBITS:

          o 3(a) Amended and Restated Articles of Incorporation of the Registrant (Incorporated by Reference to Exhibit 3(a) to Amendment No. 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-43589).
          o 3(b) Bylaws of the Registrant (Incorporated by Reference to Exhibit 3(b) to Amendment No. 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-43589).
          o 3(c) Form of $8 Stock Purchase Warrant expiring February 11, 2000 (Incorporated by Reference to Exhibit 3(c) to Amendment No. 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-43589).
          o 3(d) Form of $3 Stock Purchase Warrant expiring February 11, 2000 (Incorporated by Reference to Exhibit 3(d) to Amendment No. 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-43589).
          o 3(e) Articles of Amendment to Articles of Incorporation (Incorporated by Reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10Q-SB for quarter ended September 30, 1998.)
          o 3(f) Form of Stock Purchase Warrant expiring October 14, 2003 (Incorporated by Reference to Exhibit 3(f) to Amendment No. 1 to Registrant's Registration Statement on Form SB-2A File No. 333-68791.
          o 8.2 Composite Exhibit of Stocking Distributor Agreements with Anixter, Inc. State Electric Supply Company, and DataCom, Inc. (Incorporated by Reference to Exhibit 8.2 to Amendment 1 to Registrant's Registration Statement on Form SB-2 - File No. 333-43589).

          o 8.3 Value Added Reseller Agreement with DataStar Computer Systems, Inc (Incorporated by Reference to Exhibit 8.3 to Amendment No. 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-43589).
          o 8.5 Composite Exhibit of Management Agreements with Vic Murray and Sons, Steve R. Jones, Steven K. Robinson and Nacex, Inc. Inc (Incorporated by Reference to Exhibit 8.5 to Amendment No. 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-43589).
          o 8.6 Consulting Agreement dated August 28, 1997 between Registrant and Steve R. Jones. (Incorporated by Reference to Exhibit 8.6 to Amendment 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-43589).
          o 8.7 Management Termination Agreement dated December 9, 1997 between Steven K. Robinson and Registrant. (Incorporated by Reference to Exhibit 8.7 to Amendment 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-43589).
          o 8.8 Purchase Agreement dated October 21, 1996 between Registrant and Victor E. Murray. (Incorporated by Reference to Exhibit 8.8 to Amendment 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-43589).
          o 8.9 Promissory Note dated December 2, 1996. (Incorporated by Reference to Exhibit 8.9 to Amendment 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-43589).
          o 8.10 Agreement and Plan of Reorganization dated November 11, 1998 relating to the acquisition of Omega Metals, Inc. (Incorporated by Reference to Exhibit 2.1 to Registrant's Form 10QSB for the Quarter ended September 30, 1998.)
          o 8.12 Employment Agreements between Omega Metals, Inc. and John Presley and Erik Wiisanen. (Incorporated by Reference to Exhibit
               8.12 to Amendment 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-68791).
          o 8.13 Letter of Intent to Purchase additional land from Troy Fornshell and Anna Fornshell. (Incorporated by Reference to
               Exhibit 8.13 to Amendment 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-68791).
          o 8.14 Consulting Agreement with Erik Gray and Bill Wetmore. (Incorporated by Reference to Form 8-K as filed on February 11, 2000.)
          o 8.15 Joint Venture Letter Agreement with Vulcan Microsystems. (Incorporated by Reference to Form 8-K as filed on February 11, 2000.)
          o    8.16 Employee 2000 Stock Option Plan.
          o    8.17 Directors 2000 Stock Option Plan.
          o    11.1 Computation of net loss per common share
          o    27.0 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       AMERICAN ACCESS TECHNOLOGIES, INC.

                               By /s/ John Presley
                            -------------------------
                     President/ principal executive officer

                              Date: April 17, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                              By /s/ Bobby E. Story
                            -------------------------
                  Secretary/Treasurer, Chief Financial Officer

                              Date: April 17, 2000

Signature                             Title                                    Date

/s/ John Presley                      President and Director                   April 17, 2000
-------------------------             (Principal Executive Officer)
John Presley

/s/ Bobby E. Story                    Treasurer, (Principal Accounting         April 17, 2000
-------------------------             Officer,) Director
Bobby E. Story

/s/ John Cooney                       Director                                 April 17, 2000
-------------------------
John Cooney

/s/ Erik Wiisanen                     Director                                 April 17, 2000
-------------------------
Erik Wiisanen

/s/ Oscar de la Guardia               Director                                 April 17, 2000
-------------------------
Oscar de la Guardia


                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                        PAGE
                                                                        ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                        F-2

   Statements of Operations                                             F-3

   Statements of Stockholders' Equity                                   F-4

   Statements of Cash Flows                                             F-5

   Notes to Financial Statements                                     F-6 - F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors and Stockholders
American Access Technologies, Inc.


We have audited the accompanying consolidated balance sheet of American Access Technologies, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Access Technologies, Inc. and Subsidiary as of December 31, 1999, and the results of their operations and their cash flows for each of the two years ended December 31, 1999, in conformity with generally accepted accounting principles.

                            RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
March 15, 2000

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999

                                  ASSETS
                                  ------
Current Assets:
   Cash and cash equivalents                                                                                            $   714,109
   Investments, including restricted cash of $300,000                                                                       833,344
   Accounts receivable, net of allowance                                                                                  1,014,913
   Notes receivable, related parties (including accrued interest)                                                           585,615
   Inventories                                                                                                              570,594
   Prepaid expenses and other current assets                                                                                 62,307
                                                                                                                        -----------
         Total current assets                                                                                             3,780,882

Property, Plant and Equipment                                                                                             2,547,483

Goodwill                                                                                                                    407,686

Patent Costs                                                                                                                 62,561
                                                                                                                        -----------

         Total assets                                                                                                   $ 6,798,612
                                                                                                                        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
   Accounts payable                                                                                                         375,788
   Retirement plan                                                                                                           75,000
   Line of credit                                                                                                            73,812
   Compensation due to officers/directors/stockholders                                                                       66,394
   Accrued expenses                                                                                                          90,004
                                                                                                                        -----------
         Total current liabilities                                                                                          680,998
                                                                                                                        -----------

Commitments, Contingencies,  Other Matters and Subsequent Events                                                               --

Stockholders' Equity:
   Series A 10% Senior Convertible Preferred stock,
      $.001 par value; authorized 1,000,000 shares; issued and
      outstanding 10,600 shares at liquidation value (subsequently                                                        1,060,000
      converted into 215,534 shares of common stock)
   Common stock, $.001 par value; authorized 10,000,000
      shares; issued 4,094,239 shares                                                                                         4,094
   Additional paid-in capital                                                                                             9,144,508
   Deficit                                                                                                               (3,208,875)
                                                                                                                        -----------
                                                                                                                          6,999,727
   Treasury stock, 136,100 common shares at cost                                                                           (881,843)
   Stock subscription receivable, net of allowance                                                                             (270)
                                                                                                                        -----------
                                                                                                                          6,117,614
                                                                                                                        -----------
         Total liabilities and stockholders' equity                                                                     $ 6,798,612
                                                                                                                        ===========


                 See notes to consolidated financial statements.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                 1999                        1998
                                                                                                 ----                        ----
Net Sales
    Formed metal                                                                             $ 3,882,841                $ 4,344,118
    Zone cabling termination cabinet                                                           1,364,842                    592,086
                                                                                             -----------                -----------
                                                                                               5,247,683                  4,936,204
                                                                                             -----------                -----------

Costs and Expenses:
    Cost of sales                                                                              2,298,923                  2,257,169
    Selling, general and administrative                                                        2,701,705                  1,661,479
    Compensation and related benefits                                                          1,134,502                  1,415,473
    Stock-based compensation                                                                     616,000                       --
                                                                                             -----------                -----------
                                                                                               6,751,130                  5,334,121

Loss Before Other Income (Expense)                                                            (1,503,447)                  (397,917)
                                                                                             -----------                -----------

Other Income (Expense):
    Interest income                                                                              250,822                     89,731
    Interest expense                                                                             (18,594)                  (139,527)
    Abandoned project development costs                                                         (352,531)                      --
    Realized and unrealized loss on investments                                                 (200,627)                      --
    Other income                                                                                  77,794                    158,346
    Lease termination costs                                                                         --                     (239,447)
                                                                                             -----------                -----------
                                                                                                (243,136)                  (130,897)

Loss before Income Taxes                                                                      (1,746,583)                  (528,814)

Income Tax (Benefit)                                                                             (69,000)                   (36,000)
                                                                                             -----------                -----------

Net Loss                                                                                     $(1,677,583)               $  (492,814)
                                                                                             ===========                ===========

Basic Net Loss Per Common Share                                                              $      (.59)               $      (.43)
                                                                                             ===========                ===========

Weighted Average Common Shares Outstanding                                                     3,638,983                  3,218,970
                                                                                             ===========                ===========


                 See notes to consolidated financial statements.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                         Series A                                        Capital
                                                                     Preferred Stock              Common Stock              in
                                                                     ---------------              ------------            Excess
                                                                  Shares        Amount          Shares      Amount        of Par
                                                                  ------        ------          ------      ------        ------
Balance December 31, 1997                                            --      $      --        3,196,470   $     3,196   $   989,264

Year Ended December 31, 1998:
   Sale of preferred stock in private placement,                   50,000      5,000,000           --            --        (737,820)
      net of related costs
   Exercise of warrants                                              --             --           60,000            60       479,940
   Dividend related to beneficial conversion feature                 --             --             --            --         781,250
      of preferred stock
   Net loss                                                          --             --             --            --            --
                                                              -----------    -----------    -----------   -----------   -----------

Balance, December 31, 1998                                         50,000      5,000,000      3,256,470         3,256     1,512,634

Year Ended December 31, 1999:
   Purchase of 136,100 shares of treasury stock                      --             --             --            --            --
   Issuance of common stock for services                             --             --            9,000             9       179,991
   Conversion of preferred stock to common stock,                 (39,400)    (3,940,000)       289,981           290     4,131,146
      including dividends
   Purchase of Genco assets                                          --             --           22,163            22       443,234
   Warrants granted for services                                     --             --             --            --         436,000
   Exercise of warrants:
      Cash                                                           --             --          246,625           247     1,972,753
      Notes receivable, net of allowance                             --             --          270,000           270          --
   Dividend related to beneficial conversion feature of              --             --             --            --         468,750
      preferred stock
   Net loss                                                          --             --             --            --            --
                                                              -----------    -----------    -----------   -----------   -----------

Balance, December 31, 1999                                         10,600    $ 1,060,000      4,094,239   $     4,094   $ 9,144,508
                                                              ===========    ===========    ===========   ===========   ===========

[RESTUBBED TABLE]

                                                                        Stock
                                                                    Subscription      Treasury
                                                                     Receivable         Stock            Deficit           Total
                                                                     ----------         -----            -------           -----
Balance December 31, 1997                                            $      --        $      --        $   402,958      $ 1,395,418

Year Ended December 31, 1998:
   Sale of preferred stock in private placement,                            --               --               --          4,262,180
      net of related costs
   Exercise of warrants                                                     --               --               --            480,000
   Dividend related to beneficial conversion feature                        --               --           (781,250)            --
      of preferred stock
   Net loss                                                                 --               --           (492,814)        (492,814)
                                                                     -----------      -----------      -----------      -----------

Balance, December 31, 1998                                                  --               --           (871,106)       5,644,784

Year Ended December 31, 1999:
   Purchase of 136,100 shares of treasury stock                             --           (881,843)            --           (881,843)
   Issuance of common stock for services                                    --               --               --            180,000
   Conversion of preferred stock to common stock,                           --               --           (191,436)            --
      including dividends
   Purchase of Genco assets                                                 --               --               --            443,256
   Warrants granted for services                                            --               --               --            436,000
   Exercise of warrants:
      Cash                                                                  --               --               --          1,973,000
      Notes receivable, net of allowance                                    (270)            --               --               --
   Dividend related to beneficial conversion feature of                     --               --           (468,750)            --
      preferred stock
   Net loss                                                                 --               --         (1,677,583)      (1,677,583)
                                                                     -----------      -----------      -----------      -----------

Balance, December 31, 1999                                           $      (270)     $  (881,843)     $(3,208,875)     $ 6,117,614
                                                                     ===========      ===========      ===========      ===========


                 See notes to consolidated financial statements.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                         1999                1998
                                                                                                         ----                ----
Cash Flows from Operating Activities:
   Net loss                                                                                         $(1,677,583)        $  (492,814)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                     299,164             256,159
      Common stock and warrants issued for services                                                     616,000                --
      Realized and unrealized losses on investments                                                     199,962               6,553
      Gain on sale/abandonment of assets                                                                   --              (137,238)
      Provision for doubtful accounts                                                                    89,000              28,000
      Deferred income taxes                                                                             (69,000)            (36,000)
      Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                                                           (403,697)           (270,624)
         Income tax refund receivable                                                                      --               137,899
         Inventories                                                                                   (273,154)             97,967
         Prepaid expenses and other assets                                                              (87,456)            (18,229)
      Increase in accounts payable and accrued expenses                                                 105,723              36,438
                                                                                                    -----------         -----------
            Net cash used in operating activities                                                    (1,201,041)           (391,889)
                                                                                                    -----------         -----------

Cash Flows from Investing Activities:
   Proceeds from sale of investments                                                                  1,791,871           1,450,073
   Acquisition of investments                                                                              --            (4,281,803)
   Increase in notes receivable                                                                            --              (500,000)
   Acquisition of property and equipment                                                             (1,354,610)            (85,635)
   Proceeds from sale of equipment                                                                         --               145,000
   Patent costs                                                                                         (28,854)            (13,634)
                                                                                                    -----------         -----------
                  Net cash provided by (used in) investing activities                                   408,407          (3,285,999)
                                                                                                    -----------         -----------

Cash Flows from Financing Activities:
   Proceeds from sale of preferred stock                                                                   --             4,262,180
   Proceeds from exercise of warrants                                                                 1,973,000             480,000
   Payments on capital lease obligations                                                                   --            (1,256,625)
   Repayment of note payable                                                                               --              (100,000)
   Proceeds (repayments) from line of credit                                                           (222,190)            296,002
   Payments on loans                                                                                       --                (4,026)
   Acquisition of treasury stock                                                                       (881,843)               --
                                                                                                    -----------         -----------
                  Net cash provided by financing activities                                             868,967           3,677,531
                                                                                                    -----------         -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                                     76,333                (357)
Cash and Cash Equivalents, Beginning                                                                    637,776             638,133
                                                                                                    -----------         -----------
Cash and Cash Equivalents, Ending                                                                   $   714,109         $   637,776
                                                                                                    ===========         ===========


                 See notes to consolidated financial statements.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Capitalization

             American Access Technologies, Inc. ("Company") was incorporated on October 21, 1996, under the laws of the State of Florida. The Company's Articles of Incorporation, as amended on November 25, 1996, authorizes the Company to issue and have outstanding at any one time 10,000,000 shares of common stock, par value $.001 per share and 1,000,000 shares of preferred stock, par value $.001 per share.

             On October 2, 1998, the previously amended Articles of Incorporation were further amended to provide for the issuance of 60,000 shares of Series A 10% Senior Convertible Preferred stock. The amendment provided, among other things, that the holders of the Series A Preferred stock shall be entitled to voting rights equal to the votes that would be cast by the holders of the number of shares of common stock into which the Series A Preferred stock could be converted immediately prior to the taking of such votes, including any shares which would be issuable in payment of accrued and unpaid dividends. In addition, so long as the Series A Preferred stock is outstanding, the holders of at least a majority of the shares of then outstanding Series A Preferred stock shall be entitled to elect two directors, and five directors shall be elected by the holders of common and Series A Preferred stock, voting together as a single class.

             The Series A Preferred has a liquidating preference equal to the greater of $100.00 per share plus an amount equal to all accrued and unpaid dividends or an amount equal to the property to be distributed to the holders of Common Stock. The holders of the Series A Preferred stock shall be entitled to receive cumulative dividends at a rate of 10% payable in cash or common shares. If dividends are declared on the common shares, the Series A Preferred stock holders shall be entitled to receive the dividend as if the Series A Preferred stock were converted into common shares immediately prior to the record date.

             The holders of the Series A Preferred stock shall have the right, at their option, to convert any and all Series A Preferred shares into common shares at the lower of $17.00 per share or eighty percent of market value at any time on or after the earlier of the four month anniversary of the earliest issuance date or the first date upon which the shelf registration statement registering the underlying common stock is declared effective by the Securities and Exchange Commission.

             During 1999, holders of the Series A Preferred stock converted 39,400 of the Series A Preferred shares into 289,981 common shares. Subsequent to December 31, 1999, the remaining 10,600 shares of Series A Preferred were converted into 215,534 shares of common stock.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                                            F-24
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Business

             American Access Technologies, Inc. ("AAT") develops specialized products for the telecommunications industry. The Company has introduced its first proprietary product, a Zone Cabling Termination Cabinet (the "Product") which is manufactured and distributed to the telecommunications industry. The Product is a device that is used in voice, computer and data transmission systems throughout the world.

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

         Concentrations of Credit Risk

             Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

             Cash and Cash Equivalents
             The Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. At December 31, 1999, the Company had deposits in excess of federally insured limits of approximately $714,000. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Concentrations of Credit Risk (Continued)

             Cash and Cash Equivalents (Continued)
             In addition, the Company maintains an investment account with a financial institution which is not insured by the FDIC. These funds, which were invested primarily in money market instruments and mutual funds at December 31, 1999, may be subject to insurance by SPIC, Securities Investor Protection Corporation, subject to various limitations. At December 31, 1999, approximately $519,000 was held in this account.

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

         Investments

             The Company classifies its investment securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available for sale. Trading and available for sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts. Investment securities at December 31, 1999 consist of mutual funds, which are classified as trading.

             Unrealized holding gains and losses on trading securities, net of the related tax effect, are included in earnings. Realized gains and losses from the sale of trading securities are determined on a specific identification basis. Dividend and interest income are recognized when earned.

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

         Patent

             The Company has capitalized certain incremental costs incurred related to acquiring two patents on the Company's products. In 1998, one of the patents was finalized and issued by the United States Patent Department. The Company then began amortizing the cost of the patent over the patent's life, 18 years. Another patent is still pending at December 31, 1999 and, therefore, amortization of this patent has not commenced.

         Product Development Costs

             Costs in connection with the development of the Company's product are comprised of design, production, consulting and other related professional fees. These costs are charged to expense as incurred.

         Advertising

             Advertising costs are charged to expense as incurred. Advertising costs incurred for the year ended December 31, 1999 were approximately $43,000 and were not material for the year ended December 31, 1998.

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

         Recent Accounting Pronouncements

             In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards in 1998, and their adoption had no effect on the Company's financial statements and disclosures.

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

             Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

         Reclassifications

             Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  STOCK SUBSCRIPTION RECEIVABLE

         During June, 1999, an individual affiliated with the preferred stock private placement agent exercised options to purchase 270,000 shares of Company common stock at $8.00 per share for a total of $2,160,000. The Company accepted as payment for these shares three notes receivable totaling $2,160,000. The notes receivable, as amended, are due on December 31, 2001, bear interest at 10% and are collateralized by a 5% interest in the newly created joint venture AATK.com (see Note 20). The Company can require the notes be paid in full sooner if the Company stock price equals or exceeds $35 (the market price of the Company's common stock was $5.13 at December 31, 1999).

         The Company has recorded the exercise of these warrants, net of an allowance, by increasing common stock outstanding and increasing stock subscriptions receivable, a separate component of stockholders' equity, as follows:

          Notes receivable                                $  2,160,000
          Accrued interest receivable                          119,978
                                                          ------------
                                                             2,279,978
          Less allowance                                     2,279,708
                                                          ------------
                                                          $        270
                                                          ============

         The interest earned on the notes receivable has been recorded as an increase in stockholders' equity rather than included in operations, because the transaction giving rise to the notes was an equity transaction.

NOTE 3.  INVESTMENTS

                                                        Gross
                                                     Unrealized        Fair
                                          Cost          Loss          Value
                                          ----          ----          -----

          Mutual funds                   $543,769      $25,177       $518,592
          Certificate of deposit          314,752          --         314,752
                                         --------      -------       --------
                                         $858,521      $25,177       $833,344
                                         ========      =======       ========

         Gross unrealized loss on the trading securities portfolio amounted to $25,177 in 1999, and is included in other income in the accompanying consolidated statement of operations, together with realized losses incurred in 1999 on the trading securities portfolio.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  ACQUISITIONS OF ASSETS AND GOODWILL

         Genco, Inc.

             In August 1999, the Company acquired selected property and equipment, outstanding sales agreements, and goodwill from a customer, Genco, Inc. for a total of $584,838. The purchase price was allocated as follows:

             Property and equipment                     $126,191
             Goodwill                                    458,647
                                                        --------
                                                        $584,838
                                                        ========

             The selected property and equipment is being depreciated over the useful lives, 3 - 5 years. Goodwill is being amortized over three years. Depreciation and amortization on these assets were $11,410 and $50,961, respectively, for the year ended December 31, 1999.

             Payment was made by forgiveness of accounts receivable, assumption of a debt, and the issuance of 22,163 shares of Company common stock, as follows:

             Accounts receivable forgiveness              $106,744
             Loan payable                                   34,838
             Common stock                                  443,256
                                                          --------
                                                          $584,838
                                                          ========

NOTE 5.  NOTES RECEIVABLE, RELATED PARTY

          Note receivable, interest at 15%; due March 3, 1999, as extended; secured by a chattel mortgage on certain equipment owned by the debtor company and guaranteed by a stockholder of the debtor company who is
          also a major stockholder of the Company                       $500,000

          Notes receivable, stockholder, interest at 10%, interest and
          principal due December 31, 2001 as extended                     20,000

          Accrued interest                                                65,615
                                                                        --------
                                                                        $585,615
                                                                        ========

         On April 4, 2000, the note receivable in the amount of $500,000 plus 15% interest, of which approximately $63,000 at December 31, 1999 was unpaid, was sold without recourse for a total of $575,000. The purchaser paid an initial cash payment of $250,000, with the balance of $325,000 due on October 31, 2000 with interest at 15%. The new note has been guaranteed by a third party. The chattel mortgage and the personal guarantee previously in place were released by the Company (see Note
         15).

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.  INVENTORIES

          Raw materials                                             $448,830
          Work-in-process                                            121,764
                                                                    --------
                                                                    $570,594
                                                                    ========

NOTE 7.  PROPERTY, PLANT AND EQUIPMENT

                                            Estimated Useful
                                              Lives (Years)
                                              -------------

          Land                                      -                 $103,860
          Building and improvements                30                  367,736
          Machinery and equipment                  5-7               2,673,941
          Vehicles                                 3-5                  31,415
          Tools                                    3-5                  28,065
          Construction-in-progress                  -                1,078,150
                                                                    ----------
                                                                     4,283,167

          Less accumulated depreciation                              1,735,684
                                                                    ----------
                                                                    $2,547,483
                                                                    ==========

         Depreciation expense for the years ended December 31, 1999 and 1998 was $246,948 and $254,902, respectively.

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

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. PROFIT SHARING PLAN

         The Company has a 401(k) Profit Sharing Plan covering all non-leased employees who meet minimum length of service and age requirements. Employer contributions are made at the discretion of management, and were $75,000 for each of the years ended December 31, 1999 and 1998. Employees are vested for purposes of the contribution as follows:

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


NOTE 11. INCOME TAXES

         The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

         The provision for income taxes was computed on a consolidated return basis for the year ended December 31, 1999. For the year ended December 31, 1998, the Company was not eligible to file a consolidated return with Omega. Therefore, the income tax provision for 1998 has been computed on a separate return basis.

         A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                                                       1999               1998
                                                                                       ----               ----
          Tax provision at the statutory rate of 34%                               $ (445,000)        $ (180,000)
          State income taxes, net of federal income tax                               (15,000)           (10,000)
          Change in valuation allowance                                               325,000            226,000
          Stock options not exercised                                                  66,000                   -
                                                                                   ----------         -----------
                                                                                   $  (69,000)        $  (36,000)
                                                                                   ==========         ==========

         As of December 31, 1999, the Company had consolidated net operating loss carryforwards for federal income tax reporting purposes amounting to approximately $1,854,000, which expire in varying amounts to the year 2019.

         The Company has not recognized any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements in accordance with the provisions of SFAS No. 109 as the realization of this deferred tax benefit is not considered more likely than not. A 100% valuation allowance has been recognized to offset the entire effect of the Company's net deferred tax asset. The Company's net deferred tax asset position is composed primarily of the Company's net operating loss carryforwards.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. INCOME TAXES (Continued)

         The components of the deferred tax asset at December 31, 1999 were as follows:

             Net operating loss carryforward                       $ 687,000
             Stock-based compensation                                 67,000
             Allowance for collectibility                             33,000
             Depreciation and amortization                           (69,000)
             Less valuation allowance                               (718,000)
                                                                   ---------
             Net deferred tax asset                                $      -
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

NOTE 12. PREFERRED STOCK

         In November, 1998, the Company completed a $5,000,000 private placement of 50,000 shares of its Series A 10% Senior Convertible Preferred Stock, par value of $.001 per share, at $100.00 per share. The costs associated with the completion of the private placement, $737,820, have been recorded as a reduction of additional paid-in capital. Additionally, the placement agent received warrants to purchase 100,000 shares of common stock at $25.00 per share, which expire October 14, 2003. The Series A Preferred are valued at $100.00 per share ("liquidation value"), and, if converted, the Series A Preferred shall be converted into common shares (See Note 1) at the price per share equal to the then applicable Conversion Price. This conversion feature results in a discount between the market value of the common shares that would be issued if the conversion option were exercised, and the liquidation value of the preferred shares surrendered upon that conversion. The resulting dividend has been amortized over the period up to the date that exercise of the conversion feature was first possible. As a result, $781,250 of the total $1,250,000 dividend was recognized in 1998; the balance has been recognized in the accompanying 1999 financial statements.

         During 1999, preferred stockholders owning 39,400 shares of preferred stock elected to convert those shares, including cumulative dividends of $191,436 into shares of Company common stock. The conversion price, which varied based upon date of conversion, ranged from $5.10 to $15.03. As a result of these conversions, the Company issued 289,981 shares of Company common stock.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12. PREFERRED STOCK (Continued)

         The preferred stockholders representing the remaining 10,600 preferred shares elected to convert those shares, including cumulative dividends, in 2000. These conversions resulted in the issuance of 215,534 shares of Company common stock.

         Dividends in arrears on the Series A Preferred Stock amounted to $121,884 as of December 31, 1999.

NOTE 13. COMMON STOCK

         Issuance of Common Stock for Services

             In January, 1999, the Company issued 9,000 shares of Company common stock to certain employees as an incentive for services rendered. This resulted in a charge to compensation expense of approximately $180,000 in 1999.

NOTE 14. STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options and warrants, if any, is measured as the excess of the estimated market price of the Company's common stock at the date of grant, over the amount the recipient must pay to acquire the common stock.

         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to retain its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

         Warrants

             On January 1, 1998, the Company had outstanding 570,000 warrants to purchase Company common stock at $8.00.

             During 1998, warrants to purchase 60,000 shares of Company common stock were exercised at $8.00 per share. During 1999, warrants to purchase a total of 516,625 shares of Company common stock were exercised, 246,625 for a total of $1,973,000 in cash and 270,000 in exchange for three notes receivable (see Note 2).

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 14. STOCK-BASED COMPENSATION (Continued)

             During 1999, the Company issued 750,000 warrants to employees and officers/directors to purchase Company common stock for $22 per share. Also during 1999, the Company issued 60,000 warrants to outside directors to purchase Company common stock for $25 per share, 115,000 warrants in connection with services provided to the Company with exercise prices ranging from $6.375 to $28.875 and 329,000 warrants in connection with equity transactions with exercise prices of $11.00 and $23.00.

             As of December 31, 1999, the Company has remaining outstanding 1,307,375 warrants to purchase common stock at exercise prices ranging from $6.375 to $28.875, 843,375 of which warrants are outstanding to officer/directors.

             The granting of the 1999 warrants to consultants resulted in a charge to consulting fees in the amount of $436,000 representing the fair value of the 115,000 warrants issued. The warrants issued in connection with the conversion of preferred stock and the negotiation of the proposed sale of common stock (see Note 20), which have a fair value of $3,269,000 represent an increase and a decrease to additional paid-in capital and have been netted in the accompanying financial statements.

         Fair Value Disclosures

             Had compensation cost for the 810,000 warrants issued to employees and directors been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss would have been as follows:

             Net Loss:
                As reported                               $ (1,677,583)
                                                          ============
                Pro forma                                 $(11,547,583)
                                                          ============

             Loss Per Share:
                Basic:
                   As reported                            $       (.59)
                                                          ============
                   Pro forma                              $      (3.17)
                                                          ============

             The Company used the Black-Scholes option pricing model to determine the fair value of grants made in 1999. The following assumptions were applied in determining the pro forma compensation cost:

             Risk Free Interest Rate                        6.00%

             Expected Dividend Yield                          -

             Expected Option Life                          5 years

             Expected Stock Price Volatility                 85%

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

         Former Consultant

             As of December 1997, the Company was involved in litigation with a former officer/stockholder of the Company in connection with a modified consulting agreement with the Company (see Note 14) whereby he surrendered 200,000 shares of common stock and cancelled 70,000 stock warrants previously held. The former officer/stockholder sought rescission of the consulting agreement he signed with the Company in August 1997, declaratory judgment regarding the consulting agreement, damages for breaching the consulting agreement and damages for fraud. The plaintiff was seeking damages of $150,000 plus costs.

             On March 17, 1999, a formal settlement agreement was reached on the above matter. Under this settlement, the consulting agreement dated August 28, 1997 was amended to provide, among other things, that the former officer/stockholder was not required to provide any consulting services and the Company was not required to compensate the former officer/stockholder. The consulting agreement, as amended, provides for, among other things, a term of five years, and additional compensation in the form of an option to purchase 40,000 shares of common stock on the last day of each year of the consulting term, exercisable for three years from date of issue, at an exercise price of 125% of the closing price of the common stock on the date of issue. In addition, under the terms of the settlement agreement, the former officer/stockholder was granted a warrant to purchase 15,000 shares of common stock at an exercise price of $28.875 per share, exercisable on or before March 11, 2004.

         Pending Litigation

             The Company has been named as a defendant in litigation that could potentially develop into a class action filing. In this potential class action, the Plaintiff alleges in the Amended Complaint that the defendants participated in a conspiracy to inflate the price of the Company's common stock through market manipulation, making material misrepresentations and omissions, and other wrongful conduct for the purpose of allowing "insiders" to enrich themselves by selling their personal holdings at the inflated price. The Company denies not only any wrongdoing, but most of the material factual allegations as well and intends to vigorously defend this case. The recently filed Amended Complaint and preliminary investigations of facts appear to support the Company's position. However, no discovery has yet occurred nor has there been any information as to the position being taken by various co-defendants. The Company believes the allegations are baseless, and that it has no material exposure with respect to the matter, and intends to defend its position vigorously.

         Note Receivable Foreclosure

             The Company is a Plaintiff in a lawsuit against the maker and guarantors of a $500,000 promissory note. This is an action for foreclosure of a security interest. The lawsuit was first filed in February, 2000. In April 2000, the Company settled this lawsuit and the promissory note was purchased by another party (see Note 5).

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Major Customers

             The Company's subsidiary (Omega) has two customers which purchased products that represented approximately 25% of sales of formed metal products for the year ended December 31, 1999.

             The Company relies on two distributors for a large portion of gross revenues. These distributors generated approximately 75% of sales for each of the years ended December 31, 1999 and 1998, respectively.

         Major Vendors

             The Company purchases sheet metal from a vendor that represented approximately 53% and 77% of purchases for each of the years ended December 31, 1999 and 1998, respectively.

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

         Contracts With Distributors

             During 1997, the Company entered into Distributor Agreements with seven distributors. The agreements set forth terms whereby the distributors may purchase products from the Company for resale to their customers within the U.S. and Canada and Mexico when the Company releases its products for sale in those countries. During 1999, the Company entered into additional Distributor Agreements with five distributors. The prices for the products covered by the agreements are based upon the intention of the distributors to purchase a minimum number of units as specified in the agreements. Revenue is recorded at such time as the units are shipped to the distributors. The agreements are for a term of one year and are automatically renewed each year thereafter unless terminated by either party, and contain, among other things, a warranty effective for one year after the date of sale.

         Co-Marketing Alliance Agreement

             On August 3, 1999, the Company entered into a Co-Marketing Alliance Agreement with a leading manufacturer of modular office furniture systems (the Manufacturer). The companies jointly promote the use of products in Herman Miller Ethospace and Systems Bridge products.

             The agreement is for a term of two years, commencing June 1, 1999, and is to be automatically renewed unless terminated by either party. In conjunction with this agreement, the Company agrees to pay the manufacturer an alliance fee equal to 5% of qualifying net sales, as defined.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Co-Marketing Alliance Agreement (Continued)

             If, during the period of this agreement, the Company proposes to enter into any agreement or transaction which will result in a change in control of the Company, as defined, the Company shall give the Manufacturer the right to enter into such transaction on the same terms, but for a consideration equal to or higher than the proposed transaction.

         Consulting Agreement

             In December 1998, the Company entered into a consulting agreement to acquire technical expertise in developing and marketing products. The agreement was for a term of one year, commencing January 1999, and was to be automatically renewed unless terminated by either party. Annual fees were to be $80,000 in cash payable semi-monthly, plus $40,000 in Company common stock, measured at market. The common stock was to be distributed on or before December 31 of each year the contract is in force.

             This agreement was terminated on April 1, 1999. As a result of this termination, there was no common stock issued in relation to this agreement.

         Land Purchase

             The Company entered into an agreement to purchase six acres of land adjacent to the Omega manufacturing plant. The transaction, which closed during the first quarter of 1999 at a cost of approximately $80,000, has allowed the Company to build a manufacturing facility of approximately 30,000 square feet to supplement the assembly facilities. This facility, when completed, is expected to cost approximately $846,000, substantially all of which had been incurred as of December 31, 1999.

         Lease Commitments

             The Company subleases approximately 10,000 square feet of office/warehouse space in Lake Mary, Florida. The lease, which commenced in April, 1999, provides for monthly rent of approximately $9,600 and expires May 30, 2003.

             Future minimum operating lease commitments are approximately as follows:

              Year ending December 31:

                 2000                                       $115,000
                 2001                                        115,000
                 2002                                        115,000
                 2003                                         48,000
                                                            --------
                                                            $393,000
                                                            ========

             Rent charged to operations amounted to approximately $121,000 in 1999 and $45,000 in 1998.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 16. NET LOSS PER COMMON SHARE

         The Company computes earnings (loss) per common share in accordance with the provisions of Statement of Financial Accounting Standards
         (SFAS) No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share.

         Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of common shares issued in connection with the acquisition of Omega (226,470) have been considered outstanding shares for all periods. The number of shares used in the computation were 3,638,983 and 3,218,970 for the years ended December 31, 1999 and 1998, respectively. Diluted net loss per common share, assuming exercising of the warrants granted and convertible preferred stock, is not presented as the effect of conversion is anti-dilutive.

                                                                                          1999            1998
                                                                                          ----            ----
           Net Loss                                                                   $(1,677,583)   $   (492,814)
           Cumulative Preferred Stock Dividend                                            (17,717)       (104,167)
           Beneficial Conversion Preferred Stock Dividend                                (468,750)       (781,250)
                                                                                      -----------    ------------
           Net Loss Allocated to Common Stockholders                                  $(2,164,050)   $ (1,378,231)
                                                                                      ===========    ============


NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash and cash equivalents, accounts receivable, line of credit and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 18. SEGMENT INFORMATION (Continued)

                                                            1999                                    1998
                                           ----------------------------------------  ------------------------------------
                                               Zone       Formed                        Zone       Formed
                                             Cabling       Metal                       Cabling      Metal
                                             Products     Products       Total         Products    Products      Total
                                             --------     --------       -----         --------    --------      -----
         Revenue from external customers    $1,364,842   $3,882,841    $5,247,683       $592,086  $4,344,118  $4,936,204
         Intersegment revenue                        -      580,787       580,787              -     234,496     234,496
         Investment revenue                    250,822            -       250,822         89,731           -      89,731
         Interest expense                       18,595            -        18,595          2,110     376,864     378,974
         Depreciation and amortization          95,324      203,840       299,164         14,701     241,458     256,159
         Income tax expense (credit)                                            -                    (36,000)    (36,000)
         Segment profit (loss)              (2,305,304)     558,271    (1,746,583)      (350,533)   (142,281)   (492,814)
         Segment assets                     $4,148,925   $2,649,687    $6,798,612     $3,858,092  $2,618,319  $6,476,411


NOTE 19. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                          1999            1998
                                                                                          ----            ----
           Cash paid during the year for:
              Interest                                                                 $   19,260     $   139,257
                                                                                       ==========     ===========
              Income taxes                                                             $              $    25,500
                                                                                       ==========     ===========

           Non-Cash Investing and Financing Activities:
              Purchase of Genco assets (see Note 4)                                    $  443,256     $        -
                                                                                       ==========     ===========
              Conversion of 39,400 shares of preferred stock to
                 common (see Note 12)                                                  $3,940,000     $        -
                                                                                       ==========     ===========
              Exercise of 270,000 warrants in exchange for notes
                 receivable (see Note 2)                                               $2,160,000     $        -
                                                                                       ==========     ===========

NOTE 20. SUBSEQUENT EVENTS

         Joint Venture Agreement

             On January 26, 2000, the Company entered into a Joint Venture Agreement with Vulcan Microsystems and Grovegate Capital Partners, LLC. The Joint Venture was organized for the purpose of entering into the business of developing and marketing an e-based value added distributor of communications equipment.

             Pursuant to the Joint Venture agreement, the Company is obligated to provide the following in exchange for a 76% ownership interest in the Joint Venture.

             o Provide $395,000 of cash to fund operating costs within the first sixty days.

             o Issue 135,000 shares of Company common stock to Vulcan upon successful alpha testing.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 20. SUBSEQUENT EVENTS (Continued)

         Joint Venture Agreement (Continued)

             o Guarantee any contracts or obligations for ongoing commitments in connection with technology or management, not to exceed $25,000 per month.

             o Issue to Vulcan 1,000,000 three-year warrants to purchase Company common stock at $25 per share upon acceptance of the alpha site.

             Vulcan has the right to convert its 19% interest in the Joint Venture into Company common stock at any time through January 2005.

             Immediately following the Joint Venture agreement, the Company entered into a twelve-month technology consulting agreement with two principals of Vulcan, whereby they receive warrants to purchase 200,000 shares of Company common stock. These warrants are exercisable for cash only, at an exercise price of $10 per share for the first 180 days and an exercise price of $15 for the remainder of the one-year life, up to January 26, 2001.

         Proposed Equity Financing

             In 2000, the Company entered into a letter of understanding, whereby it has agreed to sell up to $15,000,000 of Company common stock in exchange for cash payments in monthly allotments of up to $1,150,000 with an initial allotment of $2,250,000. The sales price will be the lowest three day average bid price during the twenty-two days preceding the sales, less a discount of 8%.

             The Company will pay a 1% fee on the total at the initial purchase. In addition, there will be a 1% fee on each sale. The Company will pay all legal fees in excess of $10,000 and due diligence fees not to exceed $15,000.

         Stock Option Plan

             In February 2000, the Board of Directors of the Company (the "Board") authorized the 2000 Employee Stock Option Plan (the "Stock Option Plan") for those employees, consultants, and advisors (the "Participants") of the Company who, in the judgment of the Company are or will become responsible for the direction and financial success of the Company. The adoption of the Stock Option Plan has not yet been ratified by the stockholders. The purpose of the Stock Option Plan is to provide the Participants with an increased incentive to make significant contributions to the long-term performance and growth of the Company.

                AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 21. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

           Unadjusted net loss                                                                         $  281,000
                                                                                                       ----------
           Record stock-based compensation                                                                616,000
           Expense abandoned project development costs                                                    352,000
           Reclassify interest on stock subscription receivable to equity                                 120,000
           Deferred tax benefit                                                                           (69,000)
           Reverse demo units/samples included in sales                                                    52,000
           Record allowance for bad debts                                                                  61,000
           Record amortization of goodwill                                                                 51,000
           Correct cost of sales                                                                           73,000
           Other adjustments                                                                              141,000
                                                                                                       ----------
           Total 4th quarter adjustments                                                                1,397,000
                                                                                                       ----------
           Adjusted net loss                                                                           $1,678,000
                                                                                                       ==========