Form 10QSB
period 2000-03-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2000-05-16
CIK 1043186

Form 10-QSB for AMERICAN ACCESS TECHNOLOGIES, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [XX] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [  ].

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at March 31, 1999 was 4,314,773

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                                                                                                   Three Months        Three Months
                                                                                                      Ended               Ended
                                                                                                  Mar. 31, 2000       Mar. 31, 1999
                                                                                                  -------------       -------------
Net Sales
                                          Formed metal                                              $ 1,051,939         $   954,309
                                            Zone cabling termination cabinets
                                               and generator enclosures                                 458,477             335,753
                                                                                                    -----------         -----------
                                                    Total Net Sales                                   1,510,416           1,290,062
                                                                                                    -----------         -----------

Costs and Expenses:
                                        Cost of sales                                                   756,155             501,777
                                        Selling, general and administrative                           1,067,611             676,576
                                                                                                    -----------         -----------
                                                Total Cost and Expenses                               1,823,766           1,178,353
                                                                                                    -----------         -----------

                                        Net Operating Income (Loss)                                    (313,350)            111,709
                                                                                                    -----------         -----------

Other Income (Expense):
                                        Interest income                                                  19,969              80,243
                                        Interest expense                                                 (1,649)             (5,610)
                                        Other income                                                        304              17,399
                                                                                                    -----------         -----------
                                             Total Other Income (Expense)                                18,624              92,032
                                                                                                    -----------         -----------

Net Income Before Taxes                                                                                (294,726)            203,741

Income Taxes (Benefit)                                                                                     --               (15,170)
                                                                                                    -----------         -----------

Net Income                                                                                          $  (294,726)        $   218,911
                                                                                                    ===========         ===========

Net Income Per Common Share                                                                         $      (.07)        $      (.11)
                                                                                                    ===========         ===========


                 See accompanying notes to financial statements

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                                             Three             Three
                                                                                            Months             Months
                                                                                             Ended             Ended
                                                                                        March 31, 2000     March 31, 1999
                                                                                        --------------     --------------
Cash Flows from Operating Activities:
   Net Income (Loss)                                                                      $ (294,726)         $ 218,911
   Adjustments to reconcile net income
    to net cash used in operating activities:
      Depreciation and amortization                                                          104,172             74,402
      Changes in operating assets and liabilities:
      Decrease in:
         Accounts receivable                                                                 (84,476)           (76,072)
         Inventories                                                                        (122,178)           (33,154)
         Prepaid expenses and other assets                                                   (19,126)            (9,056)
         Costs in excess of contract sales                                                         -           (118,777)
      Increase (decrease) in:
         Accounts payable and accrued expenses                                              (131,024)          (104,466)
                                                                                          ----------          ---------
            Net cash used in operating activities                                           (547,358)           (48,212)
                                                                                          ----------          ---------

Cash Flows from Investing Activities:
   Proceeds from investment changes                                                          833,344          2,825,177
   Acquisition of property and equipment (net of sales and retirements)                     (159,926)          (165,466)
                                                                                          ----------          ---------
                  Net cash provided by investing activities                                  673,418          2,659,711
                                                                                          ----------          ---------

Cash Flows from Financing Activities:
   Acquisition of treasury stock                                                            (109,074)                 -
   Proceeds from issuance of stock                                                            40,000                  -
   Payments on loans and capital lease obligations                                           (73,812)            (7,972)
                                                                                          ----------          ---------
                  Net cash used in financing activities                                     (142,886)            (7,972)
                                                                                          ----------          ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                         (16,826)         2,603,527

Cash and Cash Equivalents, Beginning                                                         714,109            637,776
                                                                                          ----------          ---------

Cash and Cash Equivalents, Ending                                                          $ 697,283         $3,241,303
                                                                                          ============      ============

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                                 $ 1,649            $ 5,610
                                                                                          ============      ============


                 See accompanying notes to financial statements

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                         ASSETS                                   Mar. 31, 2000
                                                         ------                                     UNAUDITED          Dec. 31, 1999
                                                                                                 --------------        -------------
Current Assets:
   Cash and cash equivalents                                                                       $    697,283        $    714,109
   Investments                                                                                             --               833,344
   Accounts receivable, net of allowance                                                              1,099,389           1,014,913
   Note receivable, related party                                                                       602,917             585,615
   Inventories                                                                                          692,772             570,594
   Prepaid expenses and other current assets                                                             64,131              62,307
                                                                                                   ------------        ------------
         Total current assets                                                                         3,156,492           3,780,882

Property, Plant and Equipment                                                                         2,641,458           2,547,483

Goodwill                                                                                                369,465             407,686

Patent Costs                                                                                             62,561              62,561
                                                                                                   ------------        ------------

         Total assets                                                                              $  6,229,976        $  6,798,612
                                                                                                   ============        ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                          ------------------------------------

Current Liabilities:
   Accounts payable                                                                                     283,807             375,788
   Retirement plan                                                                                       75,000              75,000
   Line of credit                                                                                          --                73,812
   Compensation due to officers/directors/stockholders                                                     --                66,394
   Accrued expenses                                                                                     117,085              90,004

                                                                                                   ------------        ------------
         Total current liabilities                                                                      475,892             680,998
                                                                                                   ------------        ------------


Stockholders' Equity:
   Series A 10% Senior Convertible Preferred stock, $.001 par value; authorized
      1,000,000 shares; issued and
      outstanding 50,000 shares at liquidation value                                                       --             1,060,000
   Common stock, $.001 par value; authorized 10,000,000
      shares; issued and outstanding 3,265,470 shares                                                     4,314               4,094
   Additional paid-in capital                                                                        10,380,803           9,144,508
   Deficit                                                                                           (3,639,846)         (3,208,875)
                                                                                                   ------------        ------------
         Total stockholders' equity                                                                   6,745,271           6,999,727

   Treasury stock, 155,100 and 136,100 common shares at cost                                           (990,917)           (881,843)
   Stock subscription receivable, net of allowance                                                         (270)               (270)
                                                                                                   ------------        ------------
         Total Stockholders Equity                                                                    5,754,084           6,117,614
                                                                                                   ------------        ------------
         Total liabilities and stockholders' equity                                                $  6,229,976        $  6,798,612
                                                                                                   ============        ============

                 See accompanying notes to financial statements

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2000 Unaudited

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements at March 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2000 and results of operations for the three months ended March 31, 2000 and 1999 and cumulative. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the company's Form 10-KSB.

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

Omega Metals, Inc. ("Omega"), a wholly-owned subsidiary of the Company, shears and molds metal and manufactures metal-formed product for customers principally in Florida and Georgia. Omega manufactures the Company's Product. The Company also acquired the assets of Genco, Inc. a generator enclosure manufacturer, in August 1999.

In January 2000, American Access entered into a joint venture arrangement with Vulcan Microsystems for the construction of a Business to Business e-commerce Internet portal. Subsequently, Vulcan's owners, Bill Wetmore and Erik Gray were retained as consultants for the project. The joint venture, AATK.com, will act as distributor of its own, and for other telecommunications manufacturing companies' products featured on the Internet site. The site is scheduled for completion during the third quarter of 2000. The Company owns a 76% interest in AATK.com, a limited liability company.

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

    Computation of Net Loss Per Common Share                               Three Months ended        Three Months ended
                                                                              Mar. 31, 2000            Mar. 31, 1999
    Net Income (Loss)                                                             (294,726)               218,911
    Cumulative Preferred Stock                                                     (14,631)              (125,000)

    Beneficial Conversion Preferred Stock Dividend                                       0               (468,750)
                                                                                 ---------             ----------
                                                                                 $(309,357)            $ (374,839)
                                                                                 ---------             ----------

    Total Weighted Average Number of Common Shares and Equivalents               4,237,934              3,265,470
                                                                                ----------             ----------
    Net Loss per Common Share                                                   $                      $
                                                                                ----------             ----------
                                                                                      (.07)                  (.11)
                                                                                ----------             ----------

3. Contingencies and Commitments

LEASES

         Pursuant to forming AATK.com,, the joint venture with Vulcan Microsystems, Inc. for the creation of a Business-to-Business e-commerce portal, the Company guaranteed payment for the lease of the Sun Microsystems server to be used to power the portal site. The equipment acquisition cost was $186,229 with lease payments made to Imperial Bank in the amount of $6,350.41 per month for 36 months.

LEGAL PROCEEDINGS

                  The company is involved in litigation that could potentially develop into a class action filing precipitated by the fall of the price of common stock in August, 1999. The suit was filed in United States District Court, Eastern District of New York. Plaintiff alleges in the Amended Complaint that the defendant participated in a conspiracy to inflate the price of the Company's common stock for the purpose of allowing "insiders" to enrich themselves by selling personal holdings at the inflated price. Then Company denies not only any wrongdoing, but most of the material factual allegations as well, and intends to vigorously defend this case. To date, the Company has paid for legal services as incurred, and dealings with our attorneys have not included the advancing of any legal fees for indemnification of defendants who are principals of the Company. However, there is no guarantee that expenses for indemnification of Company principals will not occur in the future. Company defendants have signed Conflict Waivers and Undertaking to Repay Expenses for Defense for indemnification under Florida Statutes Section 607.0850(6).


ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999

REVENUES

         Revenues for the three months ended March 31, 2000 increased by $220,354 or 17.1% to $1,510,416 as compared to $1,290,062 for the three months ended March 31, 1999. American Access Technologies Inc. and Omega Metal Inc. both had increases in revenues in the first quarter ended March 31, 2000.

COSTS AND EXPENSES

         Direct costs represent the cost incurred by the Company to have its products manufactured and assembled. These costs represented 50.06% of revenues for the three months ended March 31,2000, and 38.9% of revenues for the three months ended March 31, 1999. The increase in the direct costs is mainly attributed to sales of generator enclosures representing 45% of the parent's revenues in the first quarter. These sales were for fulfillment of the previous owner Genco Inc. commitments and quotes. Future sales of these enclosures should result in greater profit margins.

         Selling, General and Administrative expenses increased by $391,035 to $1,067,611 for the three months ended March 31, 2000 compared to $676,576 for the three months ended March 31, 1999. This increase was the result of costs associated with the continued development growth of the company including marketing and promotion, management costs, and professional fees associated with the required filings. Approximately $200,000 of this increase was for consulting costs in connection with the development of a business- to-business e-commerce Internet portal. The site is being developed under a joint venture arrangement with Vulcan Microsystems, which is further discussed in Part II, Other Information.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities utilized cash of $547,358 during the three months ended March 31, 2000 as compared to utilizing cash of $48,212 during the three months ended March 31, 1999.

         The Company's operating and capital requirements in connection with its operations have been and will continue to be significant. Based on its current plans, the Company anticipates that revenues earned from product sales will be the a source of funds for operating activities. The Company believes that revenues in addition to existing cash and cash equivalents from proceeds of it May 2 private offering, will be sufficient to meet its capital and liquidity needs for the next 12 months. The Company also believes that cash required to fulfill purchase orders will be available through bank borrowings or factoring, if required. The company's primary customers are substantial corporations with credit ratings that will support such credit arrangements.

Management's plans include the following:

     1. The Company has revamped its sales strategy. A new team of regional managers and project managers, coordinated by a vice president of sales, spend more field time working as support for our distributors, Value Added Resellers, and end-users. We have put a premium on educating our team and our representatives in the merits of zone cabling. We realize that our competition is actually "the old way of doing things." Part of our new strategy is education about the benefits of zone cabling over traditional home run cabling.
     2. We will market through our B2B e-commerce portal, currently under construction.
     3. Our President and Vice President of Sales continue to meet with Herman Miller Inc. to ensure a smooth and effective joint marketing project.
     4.   The Company has streamlined bookkeeping procedures.
     5. The Company completed all capital expenditures in 1999. We have moved from an acquisition and expansion phase into one of focused growth for sales and revenue.
     6. American Access has implemented a Qualified Stock Option Incentive Plan for employees and directors, which must be approved by shareholders at the 2000 annual meeting.
     7. The Company has acquired additional working capital through a Stock Purchase Agreement with Crescent International, Ltd. Up to $15 million of Company common stock can be sold to Crescent, at the Company's request, and which Crescent has agreed to purchase, subject to limitations and conditions.

SUBSEQUENT EVENTS

         On May 2, 2000, the Company entered into a Stock Purchase Agreement with Crescent International, Ltd. "the Investor") in which the Company may sell its common stock from time to time, and the Investor shall purchase up to $15 million. The Company on May 2 sold $1.9 million in stock at $4.6766 per share. The sale price is the lowest three-day average bid price during the 22 days preceding the sales, less an 8% discount. Subsequent purchases of up to

$1,150,000 may be requested. The Company will pay a 1% fee on the total at the initial purchase. In addition, there will be a 1% fee on each sale. A 10% commission will be paid to the financial consultants the Company employs.

                           PART II. OTHER INFORMATION

         The Registration Statement on April 6, 1999 became effective for the Series A 10% Senior Convertible Preferred Stock, of which there were 50,000 shares outstanding at a gross of $5,000,000. Through March 31, 2000, 100% of the Preferred Stock, $5,000,000 has been converted resulting in 505,515 common stock shares being issued, all of which were sold on the open market. American Access Technologies began trading on the Nasdaq Stock Market, Inc., as a Small Cap listing, on April 13, 1999.

         In January 2000, the Board of Directors of the Company (the "Board") authorized the 2000 Employee Stock Option Plan and the 2000 Directors Stock Option Plan. The Employee plan rewards participants who, in the judgment of the Company are or will become responsible for the direction and financial success of the Company. The plan provides increased incentive to make significant contributions to the long-term performance and growth of the Company. The adoption of the Stock Option Plans have not yet been ratified by the stockholders. Additionally, 420,000 warrants to purchase the common stock at $8 were issued to five people who served in management or as a director during 1999 in its entirety.

         In January 2000, American Access entered into a joint venture arrangement with Vulcan Microsystems for the construction of a Business-to-Business e-commerce Internet portal. Subsequently, Vulcan's two principals were retained as technology consultants for the project, whereby they were issued warrants to purchase 200,000 shares of the Company's common stock for one year. The Company will act as distributor its own and for other telecommunications manufacturing companies' products featured on the Internet site. The site is scheduled for completion during the third quarter of 2000.

ITEM 6.  EXHIBITS AND REPORTS
         --------------------

(b)      EXHIBITS

         The following exhibits are being filed as part of this report:

         Exhibit No.     Description

         8.2 Joint Venture Agreement with Vulcan Microsystems; Incorporated by Reference as an Exhibit filed on Form 8-K Feb. 11, 2000
         8.3 Consulting Agreement with Erik Gray and Bill Wetmore; Incorporated by Reference as an Exhibit filed on Form 8-K Feb. 11, 2000
         8.4 Employee Stock Option Plan; Incorporated by Reference to Form 10-KSB filed with the Securities and Exchange Commission on April 18, 2000.
         8.5 Director's Stock Option Plan; Incorporated by Reference to Form 10-KSB filed with the Securities and Exchange Commission on April 18, 2000.
         8.6 Stock Purchase Agreement with Crescent International, Ltd.; Incorporated by Reference to Form 8-K, filed with the Securities and Exchange Commission on May 5, 2000.
         8.7 Registration Rights Agreement with Crescent International Ltd; Incorporated by Reference to Form 8-K, filed with the Securities and Exchange Commission on May 5, 2000.
         8.8 Agreement for issuance of Incentive and Early Put warrants to Crescent International Ltd.; Incorporated by Reference to Form 8-K, filed with the Securities and Exchange Commission on May 5, 2000.
         8.9 Closing Statement to Stock Purchase Agreement with Crescent International Ltd.; Incorporated by Reference to Form 8-K, filed with the Securities and Exchange Commission on May 5, 2000.

         27.0     Financial Data Schedule


         (c) Exhibits on Form 8-K Incorporated By Reference, as filed with the Securities and Exchange Commission on February 11,2000, and as a subsequent event on May 5, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2000
                                    AMERICAN ACCESS TECHNOLOGIES, INC.
                                               (Registrant)


                                    By:  /s/ Bobby Story
                                         -------------------------------------
                                         Bobby Story
                                         Treasurer
                                         Chief Financial Officer

                                    By: /s/ John E. Presley
                                        --------------------------------------
                                        John E. Presley
                                        President