Form 10QSB
period 2000-06-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 2000-08-15
CIK 1043186

Form 10-QSB for AMERICAN ACCESS TECHNOLOGIES, INC.



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [XX] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at June 30, 2000 was 4,721,051

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





                                             ASSETS
                                             ------                          June 30, 2000
                                                                               UNAUDITED   December 31,1999
                                                                               ---------   ----------------
Current Assets:
   Cash and cash equivalents                                                  $  1,304,244    $    714,109
   Investments, including restricted cash of $300,000                                   --         833,344
   Accounts receivable, net of allowance                                           940,258       1,014,913
   Notes receivable                                                                357,188         585,615
   Notes receivable, related parties                                               320,000              --
   Inventories                                                                     739,948         570,594
   Prepaid expenses and other current assets                                        59,972          62,307
                                                                              ----------------------------
         Total current assets                                                    3,721,610       3,780,882

Property, Plant and Equipment, net of accumulated depreciation                   2,728,669       2,547,483
Goodwill                                                                           331,245         407,686
Patent Costs & Domain Name                                                         187,561          62,561
                                                                              ----------------------------

         Total assets                                                         $  6,969,085    $  6,798,612
                                                                              ============================

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

Current Liabilities:
   Line of credit                                                             $         --    $     73,812
   Accounts payable and accrued expenses                                           409,639         465,792
   Compensation due to officers/directors/stockholders                                  --          66,394
   Retirement plan                                                                      --          75,000
                                                                              ----------------------------
         Total current liabilities                                                 409,639         680,998
                                                                              ----------------------------


Commitments, Contingencies, Other Matters and Subsequent Events                         --              --

Stockholders' Equity:
   Series A 10% Senior Convertible Preferred stock,
      $.001 par value; authorized 1,000,000 shares; issued and
      outstanding 10,600 shares at liquidation value(subsequently converted
      into 505,515 shares of common stock)                                              --       1,060,000
   Common stock, $.001 par value; authorized 30,000,000 and 10,000,000
      shares; issued and outstanding 4,721,051 and 4,094,239 shares                  4,721           4,094
   Additional paid-in capital                                                   11,914,281       9,144,508
   Deficit                                                                      (3,946,048)     (3,208,875)
                                                                              ----------------------------
                                                                                 7,972,954       6,999,727
Treasury stock, 63,500 and 136,100 shares, at cost                                (207,639)       (881,843)
Stockholder notes receivable, net of allowance                                  (1,205,869)           (270)
                                                                              ----------------------------
         Total stockholders' equity                                              6,559,446       6,117,614
                                                                              ----------------------------

         Total liabilities and stockholders' equity                           $  6,969,085    $  6,798,612
                                                                              ============================

                 See notes to consolidated financial statements.


               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited


                                                  Six Months     Six Months     Three Months  Three Months
                                                     Ended          Ended          Ended          Ended
                                                 June 30, 2000  June 30, 1999  June 30, 2000  June 30, 1999
                                                 ----------------------------------------------------------
Net Sales
    Formed metal                                  $ 1,841,271    $ 2,210,820    $   789,332    $ 1,256,511
    Zone cabling termination cabinet                1,056,153        714,747        597,676        378,894
                                                  --------------------------------------------------------
                                                    2,897,424      2,925,567      1,387,008      1,635,405
                                                  --------------------------------------------------------

Costs and Expenses:
    Cost of sales                                   1,420,822      1,239,478        664,668        737,701
    Selling, general and administrative             1,942,854      1,534,940      1,073,547        858,365
                                                  --------------------------------------------------------
                                                    3,363,676      2,774,418      1,738,215      1,596,066
                                                  --------------------------------------------------------


    Income (Loss) Before Other Income (Expense)      (466,252)       151,149       (351,207)        39,339
                                                  --------------------------------------------------------

Other Income (Expense)
    Interest income                                    27,810        152,457          7,842         72,214
    Interest expense                                   (1,698)       (13,374)           (49)        (7,764)
    Other income                                       39,210         36,835         37,210         19,436
    Pre-development costs-B2B                        (200,000)
                                                  --------------------------------------------------------
                                                     (134,678)       175,918         45,003         83,886
                                                  --------------------------------------------------------


Net Income (Loss) before Income Taxes                (600,930)       327,067       (306,204)       123,225

Income Tax (Benefit)                                                 (15,170)                      (15,170)
                                                  --------------------------------------------------------

Net Income (Loss)                                 $  (600,930)   $   342,237    $  (306,204)   $   138,395
                                                  ========================================================

Basic Net Income (Loss) Per Common Share          $     (0.14)   $     (0.05)   $     (0.07)   $       .02
                                                  ========================================================


      See notes to consolidated financial statements.


               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED


                                                                              Six             Six
                                                                             Months          Months
                                                                             Ended           Ended
                                                                         June 30, 2000   June 30, 1999
                                                                         -----------------------------
Cash Flows from Operating Activities:
   Net income (loss)                                                      $  (600,930)   $   342,237
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Depreciation and amortization                                           225,026        150,244
      Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                                   74,654       (447,927)
         Inventories                                                         (169,353)       (41,803)
         Prepaid expenses and other assets                                      2,335        (64,456)
         Costs in excess of contract sales                                         --       (229,679)
      Increase (decrease) in:
          Compensation due to officers/directors/stockholders                      --       (111,235)
          Accounts payable and accrued expenses                              (312,547)        (6,736)
                                                                          --------------------------
            Net cash provided (used) by operating activities                 (780,815)      (409,355)
                                                                          --------------------------

Cash Flows from Investing Activities:
   Proceeds from (acquisition of ) investments                                833,344       (625,560)
   Decrease in note receivable                                                248,427             --
   Acquisition of property and equipment (net of sales and retirements)      (329,498)      (132,275)
   Loans to officers                                                         (340,000)
   Purchase of domain name                                                    (10,000)            --
   Costs for building under construction                                     (543,035)
                                                                          --------------------------
                  Net cash provided (used) by investing activities            402,273     (1,300,870)
                                                                          --------------------------

Cash Flows from Financing Activities:
   Proceeds from issuance of common stock                                   1,573,884      1,668,939
   Payments on loans and capital lease obligations                            (73,812)        (9,098)
   Purchase of treasury stock                                                (531,395)            --
                                                                          --------------------------
                  Net cash provided (used) in financing activities            968,677      1,659,841
                                                                          --------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                          590,135        (50,384)

                                                                          --------------------------
Cash and Cash Equivalents, Beginning                                          714,109        637,776
                                                                          --------------------------

Cash and Cash Equivalents, Ending                                         $ 1,304,244    $   587,392
                                                                          ==========================

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                              $     1,698    $    13,374
                                                                          ==========================
      Non cash financing and investing transactions
          Conversion of preferred stock to common stock                   $ 1,060,000             --
          Loan of Treasury stock to related party                           1,205,599             --
          Purchase of domain name in exchange for note payable                115,000             --


                 See notes to consolidated financial statements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 Unaudited

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements at June 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2000 and results of operations for the six months ended June 30, 2000 and 1999 and cumulative. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the company's Form 10-KSB.

2.  Nature of Business and Summary of Significant Accounting Policies.

BUSINESS

American Access Technologies, Inc. is a telecommunications network solutions provider that manufactures and distributes several models of patented Zone Cabling Termination Cabinets (the "Product"). The Product helps manage and route both copper and fiber optic wiring and cabling used in voice, video, computer and data transmission systems for telecommunications networks. The cost savings over time for moves, adds and changes to networks using our products, averages up to 70 percent.

Omega Metals, Inc. ("Omega"), a wholly-owned subsidiary of the Company, shears and molds metal and manufactures metal-formed product for customers principally in Florida and Georgia. Omega manufactures the Company's Product. The Company also acquired the assets of Genco, Inc. a generator enclosure manufacturer, in August 1999.

The Company developed an in-house Information Technology department to build its Business-to-Business e-commerce web presence as a wholly-owned subsidiary, Zonecabling.com, Inc. Initial strategic alliances for distribution of the Company's proprietary products and other products in support of telecommunications networks, such as infrastructure design, include General Electric's GE Capital IT Solutions, which among other functions, designs telecommunications network infrastructure. Other GE divisions that can be of service may also be made available to the network design end-user. Our strategy would have contractors specify a zone cabling solution, for which we can provide a complete package of equipment and design through our alliances.

The B2B was launched on July 14, 2000 with several weeks of testing remaining before becoming fully operational. Initial joint venture plans with Miami-based Vulcan Microsystems, Inc. have been terminated, and Vulcan's principals will not be paid 1 million shares of American Access common stock, due if they had delivered the web portal. American Access' initial $200,000 contribution to the joint venture, AATK.com, was expensed as pre-development costs in the first quarter of 2000.

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The computation of earnings per share is reflected in the following schedule:


Computation of Net Loss Per     Six Months ended   Six Months ended   Three Months ended  Three Months ended
       Common Share              June 30, 2000       June 30, 1999       June 30, 2000       June 30, 1999
       ------------              -------------       -------------       -------------       -------------
Net Income (Loss)                 $  (600,930)      $   342,237         $  (306,204)          $   138,395
Cumulative Preferred
Stock Dividend                              0           (61,195)                  0               (61,195)
Beneficial Conversion                       0          (468,750)                  0                     0
                                  -----------       -----------         -----------           -----------
Preferred Stock Dividend          $  (600,930)      $  (187,708)        $  (306,204)          $    77,200
                                  -----------       -----------         -----------           -----------



Total Weighted Average              4,411,777         3,450,539           4,585,625             3,633,575
                                  -----------       -----------         -----------           -----------
Net Loss per Common Share         $      (.14)      $      (.05)        $      (.07)          $       .02
                                  -----------       -----------         -----------           -----------


NOTES RECEIVABLE RELATED PARTIES

In May and June 2000, the Company authorized loans to three directors, who also are officer-employees of American Access or its subsidiaries, and who secured the loans with personal assets unrelated to these transactions. The secured loans were to enable these directors to cover margin calls precipitated by a drop in the price of the Company's common stock. On May 31, 2000 Director and Company President John Presley and Director Erik Wiisanen each executed a promissory note and security agreement for $60,000, payable to the Company on or before December 31, 2000, with interest at the rate of 10 percent paid in arrears. On June 8, 2000, Director and Chief Financial Officer Bobby Story executed two promissory notes and a security agreement for a total of $260,000, payable to the Company on or before December 31, 2000, with interest at the rate of 10 percent paid in arrears. Although the Company agreed to loan $260,000, ultimately $200,000 was required.

LOAN OF TREASURY STOCK TO RELATED PARTY
The Company on June 14, 2000 loaned 197,600 share of restricted Treasury stock to Officer and Director Bobby Story to cover a margin call. This loan is also secured with personal assets. The shares are to be returned to the company at the earlier of the date the common stock price reaches $15 or June 14, 2001. These transactions were approved by disinterested directors in accordance with the Florida Business Corporation Act. This transaction is included in stockholder notes receivable, a component of stockholders' equity.

STOCK SUBSCRIPTION RECEIVABLE

During June 1999, an individual affiliated with the private placement agent exercised options to purchase 270,000 shares of Company common stock at $8.00 per share for a total of $2,160,000. The Company accepted as payment for theses shares three notes receivable totaling $2,160,000. The notes receivable, as amended, are due on December 31, 2001, and bear interest at 10%. The Company can require the notes to be paid in full sooner if the Company stock price equals or exceeds $35.

The Company has recorded the exercise of these warrants, net of an allowance, by increasing common stock outstanding and increasing stockholder notes receivable, a component of stockholders' equity.

3. Contingencies and Commitments


LEGAL PROCEEDINGS

                  The company is involved in litigation that could potentially develop into a class action filing precipitated by the fall of the price of common stock in August, 1999. The suit was filed in United States District Court, Eastern District of New York. Plaintiff alleges in the Amended Complaint that the defendant participated in a conspiracy to inflate the price of the Company's common stock for the purpose of allowing "insiders" to enrich themselves by selling personal holdings at the inflated price. The Company denies not only any wrongdoing, but most of the material factual allegations as well, and intends to vigorously defend this case. We have filed a motion to dismiss with the New York Courts. To date, the Company has paid for legal services as incurred, and dealings with our attorneys have not included the advancing of any legal fees for indemnification of defendants who are principals of the Company. However, there is no guarantee that expenses for indemnification of Company principals will not occur in the future. Company defendants have signed Conflict Waivers and Undertaking to Repay Expenses for Defense for indemnification under Florida Statutes Section 607.0850(6).


ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


REVENUES
         Revenues for the six months ended June 30, 2000 decreased by $28,143 or 1.0% to $2,897,424 as compared to $2,925,567 for the six months ended June 30, 1999. Revenues for the three months ended June 30, 2000 decreased by $248,397 or 15.2% to $1,387,008 as compared to $1,635,405 for the three months ended June 30, 1999.


COSTS AND EXPENSES

         Direct costs represent cost incurred by the Company to have its products manufactured and assembled. These costs represented 49.0% of revenues for the six months ended June 30,2000, and 42.4% of revenues for the six months ended June 30, 1999. The costs represented 47.9% of revenues for the three months ended June 30, 2000, and 45.1% of revenues for the three months ended June 30, 1999. The increase in the direct costs is mainly attributed to sales of generator enclosures representing 42.2% of the parent's revenue in the first six months. These sales were for fulfillment of the previous owner, Genco Inc.'s commitments and quotations.

         Selling, General and Administrative expenses increased by $407,914 to $1,942,854 for the six months ended June 30, 2000 as compared to $1,534,940 for the six months ended June 30, 1999. For the three months ended June 30, 2000, selling, general and administrative expenses increased by $215,182 to $1,073,547 compared to $858,365 for the three months ended June 30, 1999. This increase was the result of costs associated with the continued development and growth of the company including marketing and promotion, management costs, and professional fees associated with the required filings. Approximately $200,000 of this increase was for consulting costs in connection with the development of a business- to-business e-commerce Internet portal. Initial joint venture plans were with Miami-based Vulcan Microsystems, Inc. and have been replaced by an in-house IT department. Vulcan's principals will not be paid 1 million shares of American Access common stock, due if they had delivered the web portal.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities utilized cash of $780,815 during the six months ended June 30, 2000 as compared to utilizing cash of $409,355 during the six months ended June 30, 1999.

         The Company's operating and capital requirements in connection with its operations have been and will continue to be significant. Based on its current plans, the Company anticipates that revenues earned from product sales will be a source of funds for operating activities. The Company believes that revenues in addition to existing cash and cash equivalents from proceeds of its May 2 private offering for future equity sales up to $15 million, will be sufficient to meet its capital and liquidity needs for the next 12 months. The Company also believes that cash required to fulfill purchase orders will be available through bank borrowings or factoring, if required. The company's primary customers are substantial corporations with credit ratings that will support such credit arrangements.

Management's plans include the following:

          1. We will concentrate our marketing efforts on our B2B e-commerce portal and continue to market through our traditional channels. We have established a Strategic Partnership with GE Capital IT Solutions, which will provide design services. Other alliances are pending.
          2. We are actively soliciting private label agreements, with several contracts pending.
          3. We are expanding our proprietary product line as the needs for zone cabling become more apparent and defined. We maintain U.S. and international patents on our products.
          4. In August 1999, we acquired the assets of Genco, Inc., a generator-cover manufacturer. We will honor all pending orders, but will gradually decrease production in inverse proportion to our expanded growth in manufacturing of our proprietary zone cabling units and products subject to private labeling.
          5. We have moved from an acquisition and expansion phase into one of focused growth for sales and revenue.
          6. American Access has implemented a Qualified Stock Option Incentive Plan for employees and directors, which was approved by shareholders at the 2000 annual meeting. We believe that rewarding employees who contribute to our growth builds loyalty and encourages an environment of creative thinking and productivity.
          7. The Company has acquired additional working capital through a Stock Purchase Agreement with Crescent International, Ltd. Up to $15 million of Company common stock can be sold to Crescent, at the Company's request, and which Crescent has agreed to purchase, subject to limitations and conditions.


SUBSEQUENT EVENTS

In July 2000, the Company's Business-to-Business e-commerce portal went live, as scheduled, after having been created by an in-house IT Department. Testing and refinement will continue through the third quarter of 2000. The Company will act as distributor for its own and for other telecommunications manufacturing companies' products featured on the Internet site. Design services will be available. The Company has agreements with General Electric's GE Capital IT Solutions, and is negotiating other such liaisons. Initial joint venture plans with Miami-based Vulcan Microsystems, Inc. have been terminated, and Vulcan's principals will not be paid 1 million shares of American Access common stock, due if they had delivered the web portal. Vulcan's two principals were originally retained as technology consultants for the project, whereby they were issued warrants to purchase 200,000 shares of the Company's common stock, which can still be exercised for $15 per share until January 26, 2001. American Access' initial $200,000 contribution to the joint venture, AATK.com,, was expensed as pre-development costs in the first quarter of 2000.

                           PART II. OTHER INFORMATION

         The SB-2 Registration Statement filed with the Securities and Exchange Commission on May 2, 2000, a right granted pursuant to a Stock Purchase Agreement with Crescent International Ltd. ("the Invsestor"), became effective July 12, 2000. The Company may sell its common stock from time to time, and the Investor shall purchase up to $15 million. The Company on May 2 sold $1.9 million in stock at $4.6766 per share. The sale price is the lowest three-day average bid price during the 22 days preceding the sales, less an 8% discount. Subsequent purchases of up to $1,150,000 each may be requested. The Company paid a 1% fee on the total at the initial purchase. In addition, there will be a 1% fee on each sale. A 10% commission will be paid to the financial consultants the Company employs as sales are executed.

                  In June 2000, the Stockholders at our annual shareholders meeting ratified the 2000 Employee Stock Option Plan and the 2000 Directors Stock Option Plan. The Employee plan rewards participants who, in the judgment of the Company are or will become responsible for the direction and financial success of the Company. The plan provides increased incentive to make significant contributions to the long-term performance and growth of the Company. Shareholders also approved an increase in the authorized shares of the Company's Common Stock from 10 million to 30 million. Also approved by shareholders is the Agreement with Crescent International, Ltd. as described above.

         The Shareholders also re-elected John Presley, Bobby Story, Erik Wiisanen and John Cooney to the Board of Directors. Stephen Albee was elected to a first term as a director. On June 29, 2000, Bobby Story resigned as a director, but agreed to serve as a consultant during the transition of management. Joseph McGuire was appointed to the Board and named Chief Financial Officer to replace Story. McGuire brings 20 years of Wall Street experience to the position.




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

8.10 Proxy Statement for Annual Shareholders Meeting, Incorporated by Reference, filed with the Securities and Exchange Commission on June 10, 2000.
8.11     Promissory note executed by director and officer-employee Erik
         Wiisanen.
8.12     Pro Promissory note executed by director and officer-employee John
         Presley
8.13     Promissory note executed by director and officer-employee Bobby Story.
8.14     Promissory note executed by Bobby Story for pledge of common stock.
27.0     Financial Data Schedule


         (c) Exhibits on Form 8-K Incorporated By Reference, as filed with the Securities and Exchange Commission on April 6, 2000, May 5, 2000 and as a subsequent event on July 27, 2000.






                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2000
                                    AMERICAN ACCESS TECHNOLOGIES, INC.
                                    (Registrant)


                                    By:  /s/ Joseph F. McGuire
                                    ----------------------------------------
                                    Joseph F. McGuire
                                    Treasurer
                                    Chief Financial Officer

                                    By:  /s/ John E. Presley
                                    ----------------------------------------
                                    John E. Presley
                                    President