Form 10QSB
period 2000-09-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 2000-11-14
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[XX] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

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

YES [X]. NO [  ].

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at September 30, 2000 was 4,740,947

              AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                              September 30, 2000
                                                                                                    UNAUDITED      December 31, 1999
                                                                                                  ------------     -----------------
Current Assets:
              Cash & cash equivalents                                                              $    868,019        $    714,109
              Investments, including restricted cash of $300,000                                             --             833,344
              Accounts receivable, net of allowance                                                     787,238           1,014,913
              Notes receivable - other                                                                  345,000             520,000
              Notes receivable - related parties                                                        320,000                  --
              Accrued interest receivable                                                                34,653              65,615
              Inventories                                                                               728,792             570,594
              Prepaid expenses and other current assets                                                  68,696              46,738
                                                                                                   ------------        ------------
                          Total current assets                                                        3,152,398           3,765,313
                                                                                                   ------------        ------------
              Property, plant and equipment, net of accumulated depreciation                          2,840,764           2,547,483
              Goodwill                                                                                  293,024             407,686
              Patent costs & domain name                                                                183,394              62,561
              Utility deposits                                                                           13,075              15,569
                                                                                                   ------------        ------------
                              Total assets                                                         $  6,482,655        $  6,798,612
                                                                                                  ============        ============


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
              Line of credit                                                                       $         --        $     73,812
              Accounts payable                                                                          336,349             449,119
              Accrued expenses                                                                           94,792              16,673
              Compensation due to officers/directors/stockholders                                            --              66,394
              Retirement plan                                                                                --              75,000
              Note payable - current portion                                                             65,000                  --
                                                                                                   ------------        ------------
                          Total current liabilities                                                     496,141             680,998
                                                                                                   ------------        ------------
Long-Term Liabilities:
              Note payable - noncurrent portion                                                          40,000                  --
                                                                                                   ------------        ------------
                          Total liabilities                                                             536,141             680,998
                                                                                                   ------------        ------------
Commitments, Contingencies, Other Matters and Subsequent Events                                              --                  --

Stockholders Equity:
              Series A 10% senior convertible preferred stock
                          $.001 par value; authorized 1,000,000 shares; issued and
                          outstanding 10,600 shares at liquidation value (subsequently converted
                          into 505,515 shares of common stock)                                               --           1,060,000
              Common stock, $.001 par value;  authorized 30,000,000 and 10,000,000
                          shares; issued and outstanding 4,740,947 and 4,094,239 shares                   4,741               4,094
              Additional paid-in capital                                                             11,924,261           9,144,508
              Deficit                                                                                (4,491,229)         (3,208,875)
                                                                                                   ------------        ------------
                                                                                                      7,437,773           6,999,727

Treasury stock,  63,500 and 136,100 shares, at cost                                                    (285,390)           (881,843)
Stockholder notes receivable - net of allowance                                                      (1,205,869)               (270)
                                                                                                   ------------        ------------
                          Total stockholders' equity                                                  5,946,514           6,117,614
                                                                                                   ------------        ------------
                          Total liabilities and stockholders' equity                               $  6,482,655        $  6,798,612
                                                                                                   ============        ============


              See notes to consolidated financial statements.

              AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                                                                    Nine Months      Nine  Months     Three Months     Three Months
                                                                      Ended             Ended            Ended            Ended
                                                                    September 30,    September 30,    September 30,    September 30,
                                                                         2000            1999             2000              1999
                                                                     -----------      -----------      -----------      -----------
Net Sales
              Formed metal                                           $ 2,606,290      $ 3,076,368      $   765,020      $   968,159
              Zone cabling termination cabinet                         1,315,071        1,031,203          258,918          316,455
                                                                     -----------      -----------      -----------      -----------
                                                                       3,921,361        4,107,571        1,023,938        1,284,614
                                                                     -----------      -----------      -----------      -----------

Costs and Expenses:
              Cost of sales                                            1,967,031        1,748,673          546,209          611,805
              Selling, general and administrative                      3,002,268        2,266,525        1,059,414          731,585
                                                                     -----------      -----------      -----------      -----------
                                                                       4,969,299        4,015,198        1,605,623        1,343,390
                                                                                                                        -----------

              Income (Loss) Before Other Income (Expense)             (1,047,938)          92,373         (581,685)         (58,776)
                                                                     -----------      -----------      -----------      -----------

Other Income (Expense)
              Interest income                                             52,003          273,274           24,191          120,817
              Interest expense                                            (1,739)         (16,875)             (41)          (3,496)
              Other income                                                51,564           50,699           12,354           13,864
              Pre-development costs-B2B                                 (200,000)              --               --               --
                                                                     -----------      -----------      -----------      -----------
                                                                         (98,172)         307,098           36,504          131,185
                                                                     -----------      -----------      -----------      -----------


Net Income (Loss) before Income Taxes                                 (1,146,110)         399,471         (545,181)          72,409

Income Tax (Benefit)                                                          --          (15,170)              --               --
                                                                     -----------      -----------      -----------      -----------

Net Income (Loss)                                                    $(1,146,110)     $   414,641      $  (545,181)     $    72,409
                                                                     ===========      ===========      ===========      ===========

Basic Net Income (Loss) Per Common Share                             $     (0.25)     $     (0.12)     $     (0.11)     $     (0.06)
                                                                     ===========      ===========      ===========      ===========


              See notes to consolidated financial statements.

                  AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                                      Nine Months      Nine  Months
                                                                                                         Ended            Ended
                                                                                                      September 30,    September 30,
                                                                                                         2000              1999
                                                                                                     -------------     -------------
Cash Flows form Operating Activities
              Net income (loss)                                                                      $(1,146,110)       $   414,641
              Adjustments to reconcile net income (loss)
              to net cash used in operating activities:
                          Depreciation and amortization                                                  341,769            232,171
                          changes in operating assets & liabilities:
                          (Increase) decrease in:
                                      Accounts receivable                                                227,675           (539,663)
                                      Accured interest receivable                                         30,962                 --
                                      Inventories                                                       (158,198)           (49,655)
                                      Prepaid expenses and other assets                                  (21,958)          (175,346)
                                      Costs in excess of contract sales                                       --           (346,599)
                          Increase (decrease) in:
                                      Compensation due to officers/directors/stockholders                (66,394)           (97,803)
                                      Retirement plan payable                                            (75,000)                --
                                      Accounts payable and accrued expenses                              (34,651)           (66,675)
                                                                                                     -----------        -----------

                                                  Net cash provided (used) by operating activities      (901,905)          (628,929)
                                                                                                     -----------        -----------

Cash Flows from Investing Activities:
              Proceeds from (acquisition of) investments                                                 833,344            (34,840)
              Decrease in note receivable - other                                                        175,000                 --
              Patent costs                                                                                    --            (28,113)
              Acquisition of property and equipment (net of sales and retirements)                      (516,221)          (366,132)
              Loans to officers                                                                         (320,000)                --
              Reduction in utility deposits                                                                2,494
              Purchase of domain name                                                                   (125,000)                --
              Costs for building under construction                                                           --           (823,568)
                                                                                                     -----------        -----------
                                                  Net cash provided (used) by investing activities        49,617         (1,252,653)
                                                                                                     -----------        -----------

Cash Flows from Financing Activities:
              Proceeds from issuance of common stock                                                   1,584,156          1,935,939
              Proceeds from line of credit                                                                    --           (220,256)
              Payments on line of credit                                                                 (73,812)                --
              Increase in note payable                                                                   115,000                 --
              Payments on note payable                                                                   (10,000)                --
              Purchase of treasury stock                                                                (609,146)                --
                                                                                                     -----------        -----------
                                                  Net cash provided (used) in financing activities     1,006,198          1,715,683
                                                                                                     -----------        -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                                     153,910           (165,899)

                                                                                                     -----------        -----------
Cash and Cash Equivalents, Beginning                                                                     714,109            637,776
                                                                                                     -----------        -----------

Cash and Cash Equivalents, Ending                                                                    $   868,019        $   471,877
                                                                                                     ===========        ===========

Supplemental Disclosure of Cash Flow Information

              Cash paid for interest                                                                 $     1,739        $    16,875
                                                                                                     ===========        ===========

              Non cash financing and investing transactions
                    Conversion of preferred stock to common stock                                    $ 1,060,000                 --
                    Loan of treasury stock to related party                                            1,205,869                 --



                See notes to consolidated financial statements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 Unaudited

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements at September 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2000 and results of operations for the nine months ended September 30, 2000 and 1999 and cumulative. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the company's Form 10-KSB.

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

Omega Metals, Inc. ("Omega"), a wholly-owned subsidiary of the Company, shears and molds metal and manufactures metal-formed product for customers principally in Florida and Georgia. Since adding a powder-coating system in March 2000, Omega is capable of professional finish work using that process. Omega manufactures the Company's Product.

The Company has begun to forge successful liaisons for private labeling of its proprietary products, customizing our units for a variety of clients.

 .
We believe the telecommunications industry is now recognizing the need for zone cabling with the increased need for fiber backbone and high speed networks supporting voice and data streams, particularly computer and Internet applications. Although our product is suitable for traditional copper cabling, the surge in popularity of Gigabit Ethernet speed and fiber optics networks is particularly well-served by our zone cabling products. The new awareness is evidenced by the strong first six weeks sales figures for zone cabling products in our fourth quarter.

Our Business-to-Business e-commerce web presence is a wholly-owned subsidiary, Zonecabling.com, Inc. Our strategy would have contractors specify a zone cabling solution, for which we can provide a complete package of equipment and design through our alliances. Strategy for the operations of the B2B is still evolving.

NET LOSS PER COMMON SHARE

In 1997, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented as it would be anti-dilutive. The computation of earnings per share is reflected in the following schedule:




Computation of Net Loss          Nine Months ended     Nine Months ended     Three Months ended     Three Months ended
Per Common Share                   Sept. 30, 2000        Sept. 30, 1999        Sept.  30, 2000         Sept. 30, 1999
Net Income (Loss)                  $  (1,146,510)          $    414,641         $    (545,581)         $      72,409
Cumulative Preferred                           0                (61,195)                    0                      0
Stock Dividend
Beneficial Conversion                          0               (796,200)                    0               (327,450)
                                  ---------------         -------------         --------------         --------------
Preferred Stock
Dividend                           $   (1,146,510)         $   (442,754)        $    (545,581)         $    (255,041)
                                  ---------------          ------------         --------------         --------------



Total Weighted Average                  4,509,526             3,650,539             4,740,947              3,933,575
                                  ---------------          ------------         --------------         --------------
Number of Common Shares
and Equivalents

Net Loss per Common Share          $      (0.25)                $ (0.12)                (0.11)         $       (0.06)
                                  ---------------        --------------         --------------         --------------

NOTES RECEIVABLE RELATED PARTY

In May and June 2000, the Company authorized loans to three directors, who also are officer-employees of American Access or its subsidiaries, and who secured the loans with personal assets unrelated to these transactions. The secured loans were to enable these directors to cover margin calls precipitated by a drop in the price of the Company's common stock. On May 31,Director and Company President John Presley and Director Erik Wiisanen each executed a promissory note and security agreement for $60,000, payable to the Company on or before December 31, 2000, with interest at the rate of 10 percent paid in arrears. On June 8, 2000, Director and Chief Financial Officer Bobby Story executed two promissory notes and a security agreement for a total of $260,000, payable to the Company on or before December 31, 2000, with interest at the rate of 10 percent paid in arrears. Although the Company agreed to loan $260,000, ultimately only $200,000 was borrowed. In October 2000, Mr. Presley and Mr. Wiisanen executed additional promissory notes with identical terms for $10,000 each, payable to the Company on or before April 30, 2001. These transactions were approved by disinterested directors in accordance with the Florida Business Corporation Act.

LOAN OF TREASURY STOCK TO RELATED PARTY

The Company on June 14, 2000 loaned 197,600 share of restricted Treasury stock to Officer and Director Bobby Story to cover a margin call. This loan is also secured with personal assets. The shares are to be returned to the company at the earlier of the date the common stock price reaches $15 or June 14, 2001. This transaction was approved by disinterested directors in accordance with the Florida Business Corporation Act. This transaction is included in stockholder notes receivable, a component of stockholders' equity.

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

The Company has recorded these notes receivable, net of an allowance, for collectivity in stockholder notes receivable, a component of stockholders' equity.

3. Contingencies and Commitments

 LEGAL PROCEEDINGS

         The Company is involved in litigation that could potentially develop into a class action filing precipitated by the fall of the price of common stock in August 1999. The suit was filed in United States District Court, Eastern District of New York. Plaintiff alleges in the Amended Complaint that the defendant participated in a conspiracy to inflate the price of the Company's common stock for the purpose of allowing "insiders" to enrich themselves by selling personal holdings at the inflated price. The Company denies not only any wrongdoing, but most of the material factual allegations as well, and intends to vigorously defend this case. We have filed a motion to dismiss with the New York Courts. To date, the Company has paid for legal services as incurred, and dealings with our attorneys have not included the advancing of any legal fees for indemnification of defendants who are principals of the Company. However, there is no guarantee that expenses for indemnification of Company principals will not occur in the future. Company defendants have signed Conflict Waivers and Undertaking to Repay Expenses for Defense for indemnification under Florida Statutes Section 607.0850(6).

         The Company on September 14, 2000 was served as a defendant in a lawsuit filed by Vulcan Microsystems, Inc. ("Vulcan") in the Circuit Court of the Eleventh Judicial Circuit for Miami-Dade County Florida. Vulcan alleges that American Access breached the terms and committed other misdeeds in connection with the companies' letter of intent to establish a joint venture to engage in e-commerce. Vulcan is seeking in excess of $15,000 damages. American Access intends to vigorously defend its position and is filing a counterclaim against Vulcan to include damages in excess of $15,000.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTH
                            ENDED SEPTEMBER 30, 1999

REVENUES

         Revenues for the nine months ended September 30, 2000 decreased by $186,210 or 4.5% to $3,921,361 as compared to $4,107,571 for the nine months ended September 30, 1999. Revenues for the three months ended September 30, 2000 decreased by $260,676 or 20.3% to $1,023,938 as compared to $1,284,614 for the three months ended September 30, 1999. We attribute the decrease in revenues to our shift in focus from our Genco line to increased production of our proprietary zone cabling produst. New product developement also accounted for a portion of the decrease. We expect these figures to more than rebound in the fourth quarter.

COSTS AND EXPENSES
      Direct costs represent cost incurred by the Company to have its products manufactured and assembled. These costs represent 50.2 % of revenues for the nine months ended September 30, 2000 and 42.6 % of revenues for the nine months ended September 30, 1999.

     Selling, General and Administrative expenses increased by $ 735,743 to $ 3,002,268 for the nine months ended September 30, 2000 as compared to $2,266,525 for the nine months ended September 30, 1999. Selling, General and Administrative expenses increased by $327,829 to $1,059,414 as compared to $731,585 for the three months ended September 30, 1999. This increase was the result of costs associated with the continued development and growth of the company including marketing and promotion, management costs, and professional fees associated with the required filings. Several new products that are in development for potential private brand customers have also added to the SG&A in the short term. Approximately $200,000 of this increase was for consulting costs in connection with the pre-development of a business-to-business e-commerce Internet portal.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's operating activities utilized cash of $901,905 during the nine months ended September 30, 2000 as compared to utilizing cash of $628,929 during the nine months ended September 30, 1999.

     The Company's operating and capital requirements in connection with its operations have been and will continue to be significant. Based on its current plans, the Company anticipates that revenues earned from product sales will be a source of funds for operating activities. The Company believes that additional capital including those from proceeds of it May 2 private offering, will be needed to meet its capital and liquidity needs for the next 12 months. The Company also believes that cash required to fulfill purchase orders will be available through bank borrowings or factoring, if required. The company's primary customers are substantial corporations with credit ratings that will support such credit arrangements. There are no guarantees that the company will be able to secure additional capital as needed.

Management's plans include the following:

     1. We have bifurcated our marketing efforts into our B2B e-commerce portal and our traditional channels of distribution through manufacturers' representatives. We are building strategic alliances for our B2B site, and have added a national accounts manager to our sales team. Active participation in Government Services contracts is also part of our plan.

     2. We are actively soliciting private label agreements, with several contracts signed and others pending.

     3. We are expanding our proprietary product line as the needs for zone cabling become more apparent and defined. We maintain U.S. and international patents on our products.

     4. We have moved from an acquisition and expansion phase into one of focused growth for sales and revenue. Our fourth quarter estimated consolidated sales figures, in the month of October and the first two weeks of November, have exceeded $770,000. Our consolidated sales for the entire third quarter were $1,023,937.

     5. To finance our focused sales growth, the Company believes it will need additional capital in the next 12 months. Through a Stock Purchase Agreement with Crescent International, Ltd. we may sell up to $15 million of the Company common stock, at the Company's request, and which Crescent has agreed to purchase, subject to limitations and conditions including a minimum average closing bid price of our stock and a mininmum volume of shares sold. We are also seeking other financing to include sales of securities, debt securities, line of credit, and merger candidates.

     6. We spent much of the third quarter developing new products based on our patented, proprietary cabinets, to meet the needs of a growing number of customers engaged in zone cabling. We are gearing up production of our very profitable zone cabling units. Our Fourth quarter sales of zone cabling cabinets, shipped, booked or confirmed in the first six weeks of the quarter, total $344,000, an increase of $85,082 over the whole of third quarter zone cabling sales at $258,918.


 SUBSEQUENT EVENTS

     On March 31, 2000, McLean Ventures Corp. assumed the Company's rights and duties to collect on a promissory note to the company by Universal Beverages Inc., for $500,000. McLean paid $250,000 toward the interest and principal due American Access, and executed a promissory note to the company for the balance owing, $325,000. A third party personally guaranteed the note. The terms of the note require payment of principal and 15% interest accrued annually, by October 31, 2000. The note by McLean went into in default, but by special request, has been extended until November 15, 2000. We are working with the debtor to arrange favorable terms in satisfaction of the note.

                           PART II. OTHER INFORMATION

     The SB-2 Registration Statement filed with the Securities and Exchange Commission on May 2, 2000, a right granted pursuant to a Stock Purchase Agreement with Crescent International Ltd. ("the Investor"), became effective July 12, 2000. The Company may sell its common stock from time to time, and the Investor shall purchase up to $15 million. The Company on May 2 sold $1.9 million in stock at $4.6766 per share. The sale price is the lowest three-day average bid price during the 22 days preceding the sales, less an 8% discount. Subsequent purchases of up to $1,150,000 may be requested once the stock volume complies with the terms of the agreement. The Company will pay a 1% fee on the total at the initial purchase. In addition, there will be a 1% fee on each sale. A 10% commission will be paid to the broker/dealer the Company employs as a financial consultant.

ITEM 6.  EXHIBITS AND REPORTS
         --------------------

     (b) EXHIBITS The following exhibits are being filed as part of this report:

         Exhibit No.       Description

          8.2 Promissory note executed by director and officer-employee Erik Wiisanen, executed October 30, 2000.

          8.3 Promissory note executed by director and officer-employee John Presley, executed October 30, 2000.


          27.0 Financial Data Schedule

     (c) Exhibits on Form 8-K are Incorporated By Reference, as filed with the Securities and Exchange Commission on July 27, 2000 and as a subsequent event on October 5, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2000
                                    AMERICAN ACCESS TECHNOLOGIES, INC.
                                             (Registrant)

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