Form 10KSB
period 2000-12-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2001-04-03
CIK 1043186

[GRAPHIC OMITTED]





    Form 10KSB for AMERICAN ACCESS TECHNOLOGIES, INC. filed on April 2, 2001


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to _____________

                       Commission file number: ___________

                       AMERICAN ACCESS TECHNOLOGIES, INC.
                       ----------------------------------
            (Name of small business issuer specified in its charter)

                           Florida                59-3410234
                           -------                ----------
                  (State or other jurisdiction (I.R.S. Employer
              of incorporation or organization) Identification No.)

             37 Skyline Drive, Suite 1101, Lake Mary, Florida 32746
             ------------------------------------------------------
                    (Address of principal executive offices,
                               including zip code)

                                 (407) 333-1446
                                 --------------
                (Issuer's telephone number, including area code)

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

                Securities registered under Section 12(b) of the
                                 Exchange Act:

                                            Name of each exchange
                Title of each class          on which registered
                       None                         None

                Securities registered under Section 12(g) of the
                                 Exchange Act:

Common   Stock, $0.001 par value per share (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2000 were $5,271,453.

The number of shares outstanding of the issuer's common stock as of March 30, 2001 was 4,742,447 shares. The aggregate market value of the common stock (3,959,992 shares) held by non-affiliates, based on the closing price ($1.90) of the common stock as of March 30, 2001 was $7,523,985.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

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

         Our wholly-owned subsidiary, Omega Metals, Inc., continues to manufacture zone cabling cabinets along with other metal fabricating jobs, ensuring quality and cost control. The ability to powder coat metals is also now available at our plant, as we completed installation in March 2000 of a state-of-the-art powder coating system. We also acquired in the fourth quarter of 2000 a Vertical Milling Machine and a Strippit Machine to aid in punching, stamping and fabricating metal. These new machines represent a significant increase in the factory capacity. Currently, one existing employee operates both machines.

         We created two subsidiaries in 2000, registered with the Florida Secretary of State. AATK.com, LLC was formed February 2, 2000 as a joint venture with Vulcan Microsystems, Inc., and Grovegate Capital, LLC to create a Business-to-Business e-commerce portal. We owned 76%, Vulcan owned 19% and Grovegate owned 5% of the joint venture. The relationship with Vulcan disintegrated, resulting in litigation. Because we believed the concept was still viable, we built our own web presence with an in-house technology team, and Zonecabling.com, Inc. was incorporated as a subsidiary on May 4, 2000. We determined that marketing our products in this manner competed with our traditional marketing methods. Currently, this subsidiary is subject to a Management with Option to Purchase Agreement with a former major stockholder/officer/director and its role is being evaluated. If the option to purchase the subsidiary is exercised before the expiration of the agreement on December 31, 2002, the Company would receive $500,000 under the terms of sale.

         We have expanded our proprietary line of products, and have entered into private labeling agreements with several manufacturers, for which we custom design products to their specifications, serving as an Original Equipment Manufacturer, or label our standard and modified products to suit these customers' needs.

         American Access has been approved as a vendor for government services contracts. As an approved vendor, we will be able to sell our products for network applications at the federal level.

         We are in talks with another corporation in the telecommunications equipment industry with a view towards a corporate combination, pending completion of due diligence, resolution of financial and management issues, and shareholder approval. Accordingly, there can be no assurance that the combination will be completed.

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

         Murray decided to specialize in wire management for Voice, Data, Fiber Optic, CCTV and CATV applications. With the birth of new and revolutionary high-speed telecommunications technology and equipment, wiring and wire management would become a critical part of telecommunications. American Access has gained a reputation as one of the top agencies in the field of wire management, having consulted on, designed and supplied product for a wide range of building projects throughout the world.


THE COMPANY'S BUSINESS

         Businesses in 2001 strive to get and stay connected, with faster and faster access to the Internet, and more ways to communicate through computers, voice and video. American Access develops solutions to open office architecture, routing high speed and cost effective telecommunications equipment into and through office buildings, hospitals, convention centers, schools, hotels, entertainment and theme parks, government buildings, and industrial complexes. As the need increases for high-speed communications in the work place, the streamlined distribution of cables and wires that carry that information is also important. Called zone cabling, because cables are routed into specific areas as needed, our cabinets conveniently house all equipment in the ceiling, raised floors and in modular furniture. This dedication to providing total and flexible cabling solutions places the company at the forefront of the telecommunications cabling industry.


         Industry leaders have realized the need for new and faster cabling methods and equipment. These companies, industry associations and individual experts have joined together to create revolutionary standards. Companies such as Lucent Technologies, Sun Microsystems, Ortronics, AT&T, Krone, Belden, Siecor, Hubbell, Leviton Telcom, Superior Modular Products and American Access Technologies, Inc., have joined with various organizations that set industry standards. Together we are developing and introducing innovations in wire/cabling design and routing. This alliance provides for efficient transmission of telecommunication signals into the zone in which it is needed. The method of zone cabling is called Open Office Architecture.

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

         We designed an enclosure to house and distribute telecommunications in equipment in buildings. This enclosure is called a Zone Cabling Termination Cabinet. We currently hold a Utility Patent issued June 15, 1999, for this cabinet that may be installed above the ceiling, on or in the wall or in the floor structure. The ceiling unit fits into the suspended ceiling, providing easy access to the brain of the telecommunications system. Less cable is used. Installation is easier and quicker, causing fewer disruptions and down time for office workers. The floor unit provides the same solution in a floor installation. The EthoCom system provides the same solution in modular office furniture.

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

Product Application

         The cabinet will reduce the amount of wire running from the workstation to the telecommunications closet. The wiring will now run from the workstation to our cabinet, which is readily accessible through the ceiling grid system, a raised floor panel, or through a panel in modular furniture. The cabinet is designed to accommodate all of the newly developed Open Office Architecture wiring equipment and distribution connections. This enclosure is mounted in a standard 2 ft. x 4 ft. or 2 ft. x 2 ft. ceiling grid system or raised floor system, and is physically attached to the building structure to support the weight of the equipment installed within the enclosure. The equipment is reached through a door that opens from below the ceiling or above the floor for easy maintenance, installations and changes. We have also designed a system compatible with modular office furniture, allowing systems to be reconfigured in an office environment as needed. Specially trained, highly-paid technicians will no longer be required to make those changes when systems grow or are reconfigured. The new equipment just plugs in, creating less down time and less loss of productivity. Cables are easily re-routed and reused. Less cable is used, reducing the cost of materials and labor. Money is saved with the initial installation and when systems are changed.

         The cabinets make better use of telecommunications closets, reducing the mass of cables to be run throughout the building. Building owners are then provided more usable space that generates rent.

Product Standards

         The standards, regulations and various industry association guidelines are very specific. They address the components of the product, the product itself, the installation, and every aspect that may affect the safety of people or property, including:


o        wire and cable lengths and widths, the minimum and maximum allowed.
         For example, to wire for a telephone system, the maximum main cable length is 800 meters;
o        ability of the product to withstand heat and fire damage;
o markings. Each enclosure must be marked with the manufacturer's name, trademark, or other descriptive marking. An enclosure may also be designated with environmental ratings, such as rainproof, watertight, corrosion-resistant and dust-tight;

o number of cables needed to run from the telecommunications closet to the workstation;

o        voltage and grounding concerns; and

o        the ability of the product to function as advertised.

         We believe that our Zone Cabling Termination Cabinet is the only product that meets the standards and requirements of the telecommunications industry, including the Building Industrial Consulting Services International (BICSI), National Electric Code regulations NEC 300-22 B & C, American National Standards Institute/Telephone Industry Association/Electrical Industry Association publication 568 A, as well as the Zone Cabling guidelines as specified in the Telecommunications Systems Bulletin - TSB 75. This product is the only product that has been tested by Underwriter's Laboratories for this application. Therefore, Underwriter's Laboratories has assigned this product to a new category listing. This listing is identified as UL 1863, Telecommunications Cabinets. In conducting product tests, Underwriters Laboratories lists, classifies, or recognizes products for their ability to perform as designed. A UL listing is the highest category a product can achieve, implying that as tested, all components of the product work as expected. Our products achieved this highest level after testing.

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

         The fourth phase houses a cabinet inside select modular office furniture.

         Currently, we are expanding our proprietary products, offering smaller units and customizing existing units for private label customers.

         There can be no assurance that any new products will be successfully developed or marketed.

Intellectual Property

         On September 24, 1996, we filed with the United States Department of Commerce, Patent and Trademark Office application for patent, pending No. 08785006, for Zone Cabling Termination Cabinet and Communications Cable Interconnection Apparatus and Associated Method for an Open Office Architecture. The utility patent application contained approximately 67 various claims associated with zone cabling techniques. On April 26, 1998, the Patent and Trademark Office approved the patent for the cabling termination cabinet. Patent No. 5,911,661 was issued on June 15, 1999. On June 5, 1998 the company was informed that the patent was approved for a communication cable interconnection apparatus and associated method for Open Office Architecture. Patent No. 5,842,313 was issued on December 1, 1998. As a continuation of Patent No. 5,911,661, on September 5, 2000 Patent No. 6,112,483 was issued for Communications Cable Interconnection Apparatus and Associated Method for an Open Office Architecture.

         American Access has made a formal filing under the Patent Cooperation Treaty, Paris, France. The National Phase Entry is completed. The company has applied for and our Patent is pending for our Communications Cable Interconnection Apparatus and Associated Method for an Open Office Architecture in Australia, Canada, China, Europe, Mexico and Japan.

MANUFACTURING AND SALES, OMEGA METALS, INC.

         We have developed all of our products utilizing computer assisted design drawings (CADD). Master copies of our products are safeguarded at the home office and certain copies are available to outsource firms. On November 12, 1998, the company acquired all the outstanding common stock of Omega Metals, Inc.(Omega), in exchange for 226,470 shares of the company's common stock. Omega has been a manufacturer of various products used in the telecommunications industry.

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

         In March 2000, our new powder coating system began operations. The powder coating system imparts the highest quality finish to fabricated metal. Diversified facilities and equipment allow Omega to handle a broad range of customer requirements. Strict attention to quality assures our customers of consistent production and conformity to their specific requirements.

         We also acquired in the fourth quarter of 2000 a $100,000 Mazak Vertical Milling Machine, which is computer-controlled and has a capacity of 48" in the X direction and 24" in the Y direction, and a $400,000 Strippit Machine, which is a precision computer controlled punching machine used to produce components, electronic chassis and metal cabinets. This Strippit has a capacity of 60" in the Y direction and 120" in the X direction. These new machines represent a significant increase in the factory capacity. One employee concurrently operates both machines, also a savings in labor costs.

         In August, 1999, we acquired the assets of Genco, Inc., a manufacturer of generator covers. However, since our focus has shifted toward production of our proprietary zone cabling cabinets as the demand grows, we no longer solicit orders for Genco.

         Omega's manufacturing capacity, (including AATK), has grown about 4 1/2 times after the expansion. The manufacturing capability is not limited to only precision metal fabrication. On site state of the art high-tech surface coatings such as iridizing, powder coating, silk screening and specialized production painting are also available.

           Omega will continue to operate as a wholly-owned subsidiary with sales and manufacturing intact. In 2000, a clean room powder-coating operation and expanded office space had been completed. The capital cost to complete this expansion was funded from cash flows and working capital.

          Omega markets its services through two sales representatives who are independent contractors covering the Eastern United States. Omega's vice president of sales works in the field, calling on and developing accounts.


SALES AND MARKETING

         Our efforts indicate that the telecommunications industry is beginning to promote zone cabling as a means to distribute fiber and short runs of enhanced copper. This new cabling architecture provides the LAN broader band width, increased speeds, and reduced costs associated with moves, adds, and changes (MACs).

         Although our previous marketing strategy had focused on "channel distribution" whereby distributors entered partnership programs to stock products in regional warehouses and to promote that product through the distribution channel, we have expanded this focus to include our own sales professionals in the development of sales through independent rep firms and in soliciting jobs at the design phase. Our sales managers, now in place, are making joint calls with the independent rep agencies on Value Added Resellers and corporate accounts. We are also soliciting large corporations that desire our products and are negotiating private label agreements. We have signed several of these agreements for both private label and custom design work. Additionally, we have utilized the services of SmartNetworks, a Virginia-based company that is assisting us in securing federal government contracts for the purchase of our proprietary products. We have begun to participate as guest speakers in regional sales meetings for telecommunications network installers and in national conferences, such as the BICSI Winter Conference. By sharing our message with decision-makers in the industry, we believe recognition and acceptance for zone cabling will fuel our marketing efforts.

         Concurrently, Omega Metals utilizes two manufacturers' representatives who are independent contractors to generate sales. We have also directed the inside sales managers for our proprietary products to expand what they sell, offering metal fabricating services to the clients on whom they call for zone cabling. Omega's vice president of sales coordinates the rep-driven system, and with our reps makes calls on the end users of metal fabrication. Some accounts, which have been developed in house, have been retained by Omega.

         We also sought to expand our sales tools with the creation of our Business to Business e-commerce site, whereby the infrastructure designer or engineer can plan a project and log on to order a portion of, or all of a system at a price allowing a competitive edge in presenting the plan to an end-user. Currently, our marketing resources are being spent in other areas that we believe will net results more quickly than the e-commerce site, Zonecabling.com, Inc. On March 27, 2001 we executed an agreement with a stockholder and former director/officer for the management of the site with an option to purchase it for $500,000. With the advent of this agreement, we will re-engineer our approach to and the viability of online marketing for our products. The agreement expires December 31, 2002.

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

         The company is participating with its business partners in trade shows as a component in their individual booths and hospitality suites. Also, the company individually participates in select trade shows and distributors' forums each year.

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

         We believe the market potential is enormous for new installation and for refurbishing existing Zone Cabling Termination Cabinets and that the partnering for private labeling and government sales will enhance our position in the industry.

Distribution and Sales

         American Access Technologies maintains authorized distributors that are providers of integrated cabling and network solutions that support business information and network infrastructure requirements. These distributors team with customers to implement network solutions by combining a variety of customized pre- and post-sale services, products from the world's leading manufacturers. Our authorized distributors include: Accutech, Anixter, Best Communications, Branch Datacom, CED Electric, Coleman's, Communications Supply Corp., Core Data Comm, Energy Electric, Englewood Electric, GE Supply, Graybar, Hughes Supply, Kent Datacom, LiteComm Supply, Madison Electronics, Platt, RESOURCElectronics, Rexel/CCW, State Electric, Southern Distribution and WESCO Distribution. Additionally, American Access Technologies has partnered with modular furniture manufacturer Herman Miller, Inc. for distribution of the Ethospace zone cabling unit housed in select Herman Miler modular office furniture systems.
         We are currently specified as an approved vendor through SmartNetworks in government service contracts, and are actively soliciting inclusion in federal government projects.

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



FINANCIAL RISK


Reliance on Affiliates As Source of  Business

         Alliances with telecommunications companies such as Lucent Technologies, Ortronics, Amp, Belden, Krone, Bay Networks, and 3 Com, have enhanced American Access' position in the industry. Additionally, our private label agreements will broaden our distribution in the marketplace. However, there are no guarantees these affiliations will be permanent. Alliances may switch over to future competition or terminate for other reasons, which may adversely affect the company.

 Reliance on Distributors

         The company relies upon distributors for a large portion of gross revenues. If one or more of these customers were to cease doing business with the company, it could have a material adverse effect on the company's business.

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

We have had a history of operating losses

         We incurred net losses of approximately $2,034,000 in 2000 and $1,678,000 in 1999. Our expenses are currently greater than our revenues. Our ability to operate profitably depends on increasing our sales and achieving sufficient gross profit margins. We cannot assure you that we will operate profitably.


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

Exercise of stock options and warrants will result in dilution

         We have a substantial number of stock warrants and options outstanding, each of which is exercisable to purchase one share of common stock. If all the warrants and options are exercised, the interest of holders of common stock would be subject to substantial dilution.

Potential lack of liquidity

         Our common stock trades on the NASDAQ as a Small Cap stock with a small float. Stocks trading as Small Cap issues with thin floats generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility.

Pending Litigation

        We are the defendants in 3 items of litigation for which it is not possible to determine the outcome with any degree of certainty.

ITEM 2. DESCRIPTION OF PROPERTIES

         The company maintains offices at 37 Skyline Drive, Suite 1101, Lake Mary, FL 32746. The 10,472 square feet of office space is leased for 4 years, expiring May 30, 2003, at a rent of $9,983.31 per month. Management of the company believes that the terms of its lease are at least as good as may be obtained from an unaffiliated third party.

         Omega Metals operates from its 67,500 sq. ft. manufacturing facility situated on 8 1/2 acres of land that it owns in Northeast Florida, midway between Jacksonville and Gainesville.

ITEM 3. LEGAL PROCEEDINGS

         The company is involved in litigation precipitated by the fall of the price of common stock in August, 1999 that could potentially develop into a class action. The suit was filed in United States District Court, Eastern District of New York, originally on September 22, 1999, and amended in February 2000. Plaintiffs Rachel Bass, Yuri Gurarity, Sol Gingold, Don Nagy, Marilyn Lesser-Gale and John Guida allege in the Amended Complaint that the defendants, primarily Capital International Security Group and its principals, Grovegate Capital Partners, LLC, and its principals, Bridge Bank and its principals, and American Access Technologies, Inc., and its principals participated in a conspiracy to inflate the price of the Company's common stock for the purpose of allowing "insiders" to enrich themselves by selling personal holdings at the inflated price. Plaintiffs believe they were injured in an amount in excess of $30 million and seek treble damages and special compensatory damages with interest. The Company denies not only any wrongdoing, but most of the material factual allegations as well, and intends to vigorously defend this case. On March 29, 2001, we were notified by our attorneys that the judge has moved the venue to federal district court in Orlando, Florida. To date, the Company has paid for legal services as incurred, which includes the advancing of any legal fees for indemnification of defendants who are principals of the Company. However, there is no guarantee that expenses for indemnification of Company principals will not occur in the future. Company defendants have signed Conflict Waivers and Undertaking to Repay Expenses for Defense for indemnification under Florida Statutes Section 607.0850(6).

         American Access Technologies, Inc. on September 14, 2000 was served as a defendant in a lawsuit filed by Vulcan Microsystems, Inc., in the Circuit Court of the Eleventh Judicial Circuit for Miami-Dade County Florida. Vulcan alleges that American Access breached the terms and committed other misdeeds in connection with the companies' letter of intent to establish a joint venture to engage in e-commerce. Vulcan is seeking in excess of $15,000 damages. American Access intends to vigorously defend its position and has filed a counterclaim against Vulcan and its principals Eric Gray and Bill Wetmore to include damages in excess of $15,000. We allege that Vulcan, Gray and Wetmore breached the terms of the letter agreement and committed other misdeeds in connection with the joint venture.

         American Access at March 15 has filed suit in Seminole County Circuit Court, 18th Judicial Circuit, against McLean Ventures LLC, and personal guarantor Manuel Iglesias, for default in payment of a promissory note of $325,000, with accrued interest in excess of $36,000 at December 31, 2000. We are seeking full repayment of the note. The original promissor, Universal Beverages Holding Corp., Inc., assigned its obligations with written consent of the Company, after the Company filed a lawsuit for default of the original note of $500,000 plus accrued interest. Although McLean paid the accrued interest and a portion of the principal at assignment, its obligations were in default at October 31, 2000. The Company is negotiating a settlement agreement with McLean and the note's guarantor. However, this note is reserved for the full amount owed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended December 31, 2000, the Company's stockholders did not adopt any resolutions at a meeting or by written consent.

         At June 20, 2000, shareholders at the annual meeting approved five proposals. The slate of directors for the following year was ratified, although at December 31, 2000 outside directors Jack Cooney and Stephen Albee resigned due to other commitments. On January 14, Steven Robinson and William Hadaway were appointed by the Board of Directors to replace Mr. Cooney and Mr. Albee. Shareholders also approved increasing the shares of common stock outstanding from 10 to 30 million, approved the financing arrangement under a private placement agreement with Crescent International, and approved the 2000 Employees and the 2000 Directors Stock Option plans.


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

         The following table sets forth quotations for the high and low bid prices for the company's common stock for the periods indicated below:

                                      Year Ending                            Year Ending
                                    December 31, 1999                      December 31, 2000
                                      High     Low                            High     Low
1st Quarter                          $21.50  $17.25                         $17.00    $5.75
2nd Quarter                          $22.75  $17.5625                       $13.25    $3.375
3rd Quarter                          $18.875 $ 6.00                         $ 9.50    $4.00
4th Quarter                          $ 8.25  $ 4.25                         $ 5.00    $1.156

         The above represents inter-dealer quotations which do not include retail mark-ups, markdowns, or commissions, and do not necessarily represent actual transactions. Approximately 2,301 investors held the company's common stock as of March 15, 2001. No dividend has been declared or paid by the company since inception. The company does not anticipate that any dividends will be declared or paid in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         American Access was formed in October 1996 to acquire the assets of Vic Murray and Associates, Inc. American Access purchased VMA to obtain the pending patent for the Zone Cabling Termination Cabinet, which the company has since developed and marketed.

         Shortly after the acquisition of VMA, American Access decided to discontinue the operations and business activities of VMA, which was a manufacturer's representative of various products. Today, we develop, design, and manufacture products for the telecommunications industry. Our cabling cabinets store and efficiently distribute the wiring for computer, telephone, and television systems installed in office buildings, hospitals, schools, convention centers, and any building that needs an efficient system to route information.

         In November 1998, American Access acquired Omega Metals, Inc., a precision sheet metal fabrication operation, which has and will continue to provide product prototyping, manufacturing, assembling and packaging operations to the company. Omega operates as a wholly owned subsidiary with sales and manufacturing intact. The 67,500 sq. ft. plant is actually divided into two facilities, one that manufactures American Access products and one that houses all other manufacturing jobs.

         The company also acquired in August, 1999 the assets of Genco, Inc., a manufacturer of generator covers. In June 2000 we decided to no longer pursue Genco-related orders, earmarking the Genco manufacturing space for the manufacture of our proprietary zone cabling cabinets. Accordingly we wrote off the remaining goodwill. A powder coating system was added at the expanded plant, to facilitate custom coating jobs for both our zone cabling cabinets and other metal fabricating projects.

         The company also in January 2000 entered into a letter agreement with Vulcan Microsystems, Inc. and Grovegate Capital LLC. for the creation of a joint venture, AATK.com LLC., in which Vulcan would contribute its expertise in building a state-of-the-art Business to Business e-commerce portal that would facilitate the distribution of zone cabling products and other manufacturers' products used in telecommunications projects. Grovegate Capital was the investment banker that introduced the parties. The relationship deteriorated into litigation, and the Company subsequently formed the subsidiary Zonecabling.com, Inc., hiring in-house information technology personnel to build the site.

         A new awareness of the benefits of zone cabling in the telecommunications industry has prompted the Company to negotiate private label agreements with established solutions providers. We are beginning to generate orders from the earlier agreements, and continue to seek new partners for private labeling. We are also actively pursuing inclusion in federal government projects through our distributors.

         The following discussion and analysis should be read in conjunction with a discussion about risk factors and the consolidated financial statements of the company, included elsewhere in this report.

RESULTS OF OPERATIONS

Revenues

         Revenues for the year ended December 31, 2000 increased by $23,770 to $5,271,453 as compared to $5,247,683 for the year ended December 31, 1999. Sales of zone cabling termination cabinets increased by $491,047 and sales of formed metal decreased by $467,277 in 2000 compared to 1999. The decrease in formed metal sales is attributed to cancellations and fewer new projects pursuant to the slowdown of the economy.

Costs and Expenses

         Direct costs for the year ended December 31, 2000 represented 48.7% of revenues. For the year ended December 31, 1999 these costs represented 43.8% of revenues. The increase is due mainly to the generator enclosures built in 2000 over 1999. The margin on this item is much smaller than on zone cabling cabinets. With this business becoming less of a factor in our overall volume and zone cabling cabinets increasing, this percentage should drop.

         Compensation and related benefits expenses increased by $309,935 to $1,444,437 for the year ended December 31, 2000. These costs totaled $1,134,502 for the year ended December 31, 1999. This increase is due primarily to the additions of a sales and marketing staff and of a full time Controller.

         Selling, general and administrative expenses for the year ended December 31, 2000 amounted to $2,392,467. This was a decrease of $309,238 from the December 31, 1999 amount of $2,701,705, which was the result of various cost-cutting measures.

Income (loss) from Operations

         Loss from operations for the year ended December 31, 2000 decreased $149,794 to $1,353,653 as compared to $1,503,447 for the year ended December 31, 1999.

Net Income (Loss)

         Net loss for the year ended December 31, 2000 increased $356,210 to $2,033,793, as compared to $1,677,583 for the year ended Decmber 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash [used] by operating activities was [$1,195,401] and [$1,201,041] for the years ended December 31, 2000 and 1999 respectively. Net cash [used] by operating activities during the year ended December 31, 2000 primarily consisted of net losses, increases in accounts receivable, inventories and decrease in accounts payable, offset by depreciation, amortization, provision for uncollectible notes, loss on impairment of assets and warrants issued for services. Net cash [used] by operating activities during the year ended December 31, 1999 primarily consisted of net losses, increase in accounts receivable, inventories and prepaid expenses, offset by depreciation, amortization, common stock and warrants issued for services, realized/unrealized losses on investments and increase in accounts payable.

         Net cash provided [used] by investing activities for the year ended December 31, 2000 was [$6,417]. Funds received were from sale of investments and payment of notes receivable offset by increase in notes receivable and property and equipment acquisition. In the preceding year ended December 31, 1999, net cash provided by investing activities was $408,407. Funds provided mainly consisted of sales of investments of $1,791,871 less amounts used for the acquisition of property and equipment totaling $1,354,610.

         Net cash provided by financing activities was $887,657 for the year ended December 31, 2000, and $868,967 for the year ended December 31, 1999. In the year ended December 31, 2000, the company received proceeds of $1,573,885 from the sale of common stock and warrants. The company utilized $73,812 to repay a line of credit and $612,416 to acquire treasury stock. For the year ended December 31, 1999, the company received proceeds of $1,973,000 from the sale of common stock. The company utilized $222,190 to reduce the line of credit and $881,843 for the purchase of treasury stock.

         The company's operating and capital requirements in connection with its operations have been and will continue to be significant. Based on its current plans, the company anticipates that revenues earned from product sales will be the primary source of funds for operating activities. In addition to existing cash and cash equivalents, the company may rely on bank borrowing or the exercise of existing warrants to meet its basic capital and liquidity needs for the next 12 months. Additional capital is being sought to fund the expansion of our product line and marketing efforts, which may also include bank borrowing or a private placement of securities. Our current private placement agreement with Crescent International expires in August 2001. Currently, some terms of the agreement concerning liquidity and average price per share are not being met. Until these terms are met, funds under this agreement are unavailable.

         Management's plans include the following:

o Although sales of zone cabling products more than doubled in 1999, over 1998, and increased by about 33% in 2000, the company posted a net loss in 2000 that we attribute to an inadequate sales and marketing effort; expenses associated with building the e-commerce site; reserves taken for a note receivable now in default, the impairment of the Genco operation goodwill, and a system of compensation by stock and warrants for services by non-employees. We have already made changes in operations to rectify our net loss.
o The company has revamped its sales strategy. Our new team of sales and project managers, coordinated by a vice president of sales, spend more field time working as support for our distributors, Value Added Resellers, and end-users. We are making more direct calls on large corporations for private labeling and in conjunction with expansion projects they may have planned. We found that our distributors and end-users knew little about the value of using our products, so we put a premium on educating our team and our representatives in the merits of zone cabling. We realize that our competition is actually the old way of doing things'. Part of our new strategy is education about the benefits of zone cabling over traditional home run cabling. This includes participating as guest speakers at regional and national conferences. Additionally, our sales and project managers are beginning to cross-sell other metal fabricating jobs .
o We have put an emphasis on private labeling for other innovative companies that see the value in our products but would prefer to market then under their own names. We have signed agreements with some large and well-respected telecommunications companies, and other agreements are pending.
o        The company has streamlined accounting procedures.
o We have entered into an agreement for the management of with an option to purchase our e-commerce site, Zonecabling.com, Inc. with a stockholder and former director/officer. The sale price has been set at $500,000 with the option to purchase the site expiring on December 31, 2002.
o The company completed planned capital expenditures in 2000. We have moved from an acquisition and expansion phase into one of focused growth for sales and revenue. We remain virtually debt free and have the capacity for the manufacture of American Access products and other metal fabricating jobs with potential revenues three times our current revenues. The combined operation provides a greater diversification of facilities and equipment
o        American Access in 2000 implemented a Qualified Stock Option
         Incentive Plan for Employees and Directors. The plan was approved by shareholders at the 2000 annual meeting. We believe the plan is beneficial to the employee as incentive to make the company grow profitably.
o We have engaged the services of two investment bankers, M.S. Farrell & Co., Inc. and Kirlin Securities, Inc., to provide the Company with general investment banking advice which may include performing due diligence on corporate candidates with which the Company might be considering a business combination.
o We are in talks with another corporation in the telecommunications equipment industry with a view towards a corporate combination, pending completion of due diligence, resolution of financial and management issues, execution of a definitive agreement, and shareholder approval. Accordingly, there can be no assurance that the combination will be completed.
o The company believes that it can acquire working capital through sale of additional securities, including exercise of outstanding warrants, private placement, or borrowings, including bank borrowing and private equity lines, in view of the nature of its customer base. The company on May 2, 2000 entered into a stock placement agreement through which it can acquire additional working capital through August 2001. However, at the present time, certain conditions of liquidity specified in that agreement are not met and until they are, this avenue for capital is unavailable. The company continues to be subject to a number of risk factors, including the uncertainty of market acceptance for its product line, the need for additional funds, competition, technological obsolescence and the difficulties faced by young companies in general.

ITEM 7: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

Part III
ITEM 8: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS

The directors, executive officers, and key employees of the Company are as follows:


     Name                                  Age              Position
     ----                                  ---              --------

     John Presley                           61              President, Director
     Joseph McGuire                         42              Sec/Treasurer, Director
     Steve Robinson                         52              Director
     Erik Wiisanen                          53              Director, VP Marketing, Omega Metals, Inc.
     William Hadaway                        56              Director
     William Boyd                           42              Vice President of Sales
     Ray Kirk                               53              Vice President of Marketing


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

         JOSEPH MCGUIRE was hired by the Company on June 4, 2000. The Board of Directors appointed him Chief Financial Officer and Director on June 29, 2000. He has 13 years CFO experience, holding not only his CPA, but various Series licenses. He is a graduate of the University of Notre Dame. From 1998 until June 2000, he was Chief Financial Officer for Hirst Investment Management, Inc.; from 1997 to 1998, CFO for MHR Fund Management; from 1995 to 1997, CFO for the Common Fund; from 1994 to 1995, CFO for Link Strategic Investors; and from 1989 to 1995, CFO for John Henry & Co., Inc. Prior to 1989, he held management positions with Dean Witter Reynolds, Paine Webber, Inc., and Price Waterhouse.

         ERIK WIISANEN, Vice-President-Marketing of Omega. was elected a director in December, 1999. He graduated from Cornell University in 1965. He worked in Banking as a Vice President of Barnett Bank until 1970 and was a representative for shipping interests until helping to found Omega Metals in 1981. He was co-founder and President of the Board of Directors for a private kindergarten. He has been vice president in charge of sales for Omega since 1981.

         STEVEN ROBINSON, director, is an original founder of American Access Technologies, Inc. He was appointed to the Board again in January 2001. He has extensive background in sales, marketing and operations with several well-known local corporations. Since February, 2001 he has been president and a director of IbidAmerica, Inc. He was instrumental in developing Network 2000 sales as a long-distance independent marketing/sales company for US Sprint. He is retired from the US Navy. While in the Navy, he specialized in logistics and supply management including federal government purchasing within DFARS regulations, contract management and inventory control. He is the founder and majority shareholder and currently president and CEO of a chemical manufacturing and marketing company. He also is the majority shareholder of a wireless digital phone services and products distributor.

         WILLIAM HADAWAY, director appointed in January 2001, is a 1965 graduate of the University of Buffalo with a B.S. degree in Accounting. He earned his CPA license from the University of the State of New York in 1967. In 1981 he was granted a CPA license from the Florida Institute of Certified Public Accountants. Mr. Hadaway has been a sole practitioner or partner in a public accounting firm since 1971. He has lectured on budgeting, cash management and taxes. Prior to establishing his own firm, Mr. Hadaway was employed by Lathan, Lumsden & McCormick, the largest non-national CPA firm in Buffalo, NY, and by Fiddler & Co., CPA, in western NY.

         WILLIAM BOYD, vice president of sales, has more than 10 years of telecommunications and cable distribution sales experience. He was Datacom Manager for GE Supply, Jacksonville, FL before joining the American Access management team in 2000. From September 1999 to December 1999 he was National Account Manager for Tyco/ADT, promoted from Systems Sales Executive with Tyco, a position he held since February 1996. Prior to joining Amp, Mr. Boyd was Vice President of National Sales and Marketing for Cable Distribution Systems, Inc., from February 1992, and Government Accounts Manager for Holscher-Wernig, Inc., before its merger with Cable Distribution Systems.

         RAY KIRK has been vice president of sales for American Access since October 1, 1999. He graduated from the University of Missouri School of Business, and after a brief stint as a Field Artillery officer, began his career marketing commercial office furniture systems. Throughout his career he has developed corporate, state and GSA contracts. He has represented companies such as Herman Miller, Alma Desk, Corry-Hiebert, and Knoll International.

ITEM 9: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the total compensation paid to the Company's chief executive officer for the last three completed fiscal years and to any officer who earned $100,000 or more per year.

------------------------- --------------- ------------------ --------------------- ----------------
Name and Position               Year      Total Income       Other Annual Bonus    Other Annual
                                                                                   Compensation
------------------------- --------------- ------------------ --------------------- ----------------
Victory E. Murray,             1998          $60,000             $30,000               -0-
President
------------------------- --------------- ------------------ --------------------- ----------------
John E. Presley,               2000         $175,000               -0-                 -0-
President                      1999         $175,000               -0-                 -0-
                               1998            -0-                 -0-                 -0-
------------------------- --------------- ------------------ --------------------- ----------------
Erik Wiisanen                  2000         $125,000               -0-                 -0-
Vice President                 1999         $125,000               -0-                 -0-
Omega Metals                   1998            -0-                 -0-                 -0-
------------------------- --------------- ------------------ --------------------- ----------------


OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)
         The following information sets forth the individual grants of stock options and freestanding SARs to the Company's Chief Executive Officer in the fiscal year ended 2000.

------------------- ---------------------------- ------------------------------------- ----------- -------------------
Name                Number of Securities         Percent of Total Options/SARs         Exercise    Expiration Date
                    Underlying Options/SARs      Granted to Employees in Fiscal Year   Price
                    Granted
------------------- ---------------------------- ------------------------------------- ----------- -------------------
John Presley,       150,000                      43%                                   $8.00       January 10, 2005
President           160,000                      20%                                   $5.67       January 10, 2005
                    332,000                      20%                                   $2.25       Dec. 05, 2005
------------------- ---------------------------- ------------------------------------- ----------- -------------------

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR and FY-END OPTIONS/SAR
VALUES

         The following table sets forth the number of stock options and freestanding SARs exercised by the named executive officers in the above table during the last completed fiscal year. No options were exercised in such year.

------------------------- ----------------- ----------- ----------------------------- --------------------------------
Name                      Shares Acquired   Value       Number of Unexercised         Value of Unexercised
                          On Exercise       Realized    Securities Underlying         In-The-Money Options/SARs At
                                                        Options/SARs at FY-End        FY-End
------------------------- ----------------- ----------- ----------------------------- --------------------------------
John Presley,             --0--             --0--       642,000                       --0--
President
------------------------- ----------------- ----------- ----------------------------- --------------------------------
Erik Wiisanen             --0--             --0--       336,870                       --0--
Vice President
Omega Metals
------------------------- ----------------- ----------- ----------------------------- --------------------------------

 DIRECTOR COMPENSATION

         Directors are paid $500 for meetings attended at our corporate headquarters and $250 for telephonic meetings. All travel and lodging expenses associated with directors' meeting(s) are reimbursed by the company.

         On January 10, 2000, the Board of Directors voted to implement a 2000 Directors Stock Option Plan as incentive for continued and future service. Each director will be awarded 50,000 options to purchase American Access stock at the January 10 closing price, automatically renewable each year on the anniversary date of the Board decision. The plan was approved by shareholders at the June 29, 2000 annual meeting. The Board allocated 300,000 shares to the plan.

         The Board of Directors also on January 10, 2000 voted to implement a qualified Employee Incentive Stock Option Plan for 2000. The plan was approved by shareholders at the 2000 annual meeting held June 29. The Board allocated 500,000 shares to the employee plan.


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

ITEM 10: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 30, 2001, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group.


Name and Address of Shareholder           Number of Shares                        Percent of Class
-------------------------------           ----------------                        ----------------

John Presley                                  939,670 (1)                              16.54%
6689 Shands Road
Keystone Heights, Florida 32656
Bobby E Story                                 833,159 (1)                              14.94%
164 Golf Club Dr.
Longwood, Florida 32779
Joseph McGuire                                108,000 (1)                               2.23%
37 Skyline Drive Suite 1101
Lake Mary, Florida 32746
Erik Wiisanen                                 450,105 (1)                               8.86%
6689 Shands Road
Keystone Height, Florida 32656
Steve Robinson                                 58,000(1)                                1.21%
1401 Horizon Court
Orlando, Florida 32809
William Hadaway                                15,000(1)                                0.03%
Altamonte Springs, Florida
Crrescent International Ltd.                  496,778 (1)                               9.48%
84 Av. Louis Casai
Geneva, Switzerland
Ray Kirk                                      206,609 (1)                               4.17%
6689 Shands Road
Keystone Heights, Florida 32656
William Boyd                                   95,000 (1)                               1.96%
6689 Shands Road
Keystone Heights, Florida 32656
All directors and officers as a group       1,836,949                                  27.92%
(7 persons)



Based upon 4,742,447 shares issued on March 15, 2001.

(1)      Includes options or warrants to purchase common stock as follows:

------------------------ --------------- ------------------- ------------------ ------------------- ------------------
NAME                     $7 Warrants     $8 Warrants         $22 Warrants       $5.67 Options       $2.25 Warrants
------------------------ --------------- ------------------- ------------------ ------------------- ------------------
------------------------ --------------- ------------------- ------------------ ------------------- ------------------
John Presley             *               150,000             150,000            160,000             332,000
------------------------ --------------- ------------------- ------------------ ------------------- ------------------
Bobby  Story             *               100,000             100,000            160,000             473,159
------------------------ --------------- ------------------- -----------------  ------------------- ------------------
Joseph McGuire           *               *                   *                   50,000              50,000
------------------------ --------------- ------------------- ------------------ ------------------- ------------------
Erik Wiisanen            *               *                   *                  155,000             181,870
------------------------ --------------- ------------------- ------------------ ------------------- ------------------
Ray Kirk                 *                50,000              50,000             20,000              86,609
------------------------ --------------- ------------------- ------------------ ------------------- ------------------
William Boyd             *               *                   *                   20,000              75,000
------------------------ --------------- ------------------- ------------------ ------------------- ------------------
William Hadaway          *               *                   *                  *                    15,000
------------------------ --------------- ------------------- ------------------ ------------------- ------------------
Steve Robinson           *               *                   *                  *                    15,000
------------------------ --------------- ------------------- ------------------ ------------------- ------------------
Crescent International   128,000         *                   *                  *                   *
Ltd.
------------------------ --------------- ------------------- ------------------ ------------------- ------------------


ITEM 11: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         John Presley, President and Director, is the brother-in-law of Erik Wiisanen, Vice President of Marketing for Omega Metals, Inc. and a Director for American Access Technologies.

         In May and June 2000, the Company authorized loans to three directors, who also are officer-employees of American Access or its subsidiaries, and who secured the loans with personal assets unrelated to these transactions. The secured loans were to enable these directors to cover margin calls precipitated by a drop in the price of the Company's common stock. On May 31,Director and Company President John Presley and Director Erik Wiisanen each executed a promissory note and security agreement for $75,000 and 60,000 respectively, payable to the Company on or before December 31, 2000, with interest at the rate of 10 percent paid in arrears. On June 8, 2000, Director and then-Chief Financial Officer Bobby Story executed two promissory notes and a security agreement for a total of $260,000, payable to the Company on or before December 31, 2000, with interest at the rate of 10 percent paid in arrears. Although the Company agreed to loan $260,000, ultimately only $200,000 was borrowed. In October 2000, Mr. Presley and Mr. Wiisanen executed additional promissory notes with identical terms for $10,000 each, payable to the Company on or before April 30, 2001. All of these notes have been extended to June 30, 2001 by a vote of disinterested directors on January 14, 2001, in accordance with the Florida Business Corporation Act. This transaction is included in stockholder notes receivable, a component of stockholders' equity.

                  The Company on June 14, 2000 loaned 197,600 share of restricted Treasury stock to Officer and Director Bobby Story to cover a margin call. This loan is also secured with personal assets. The shares were returned to the company on March 30, 2001. This transaction was approved by disinterested directors in accordance with the Florida Business Corporation Act. This transaction is included in stockholder notes receivable, a component of stockholders' equity.

                  On March 27, 2001 the Company entered into a Management and Option to Purchase Agreement pursuant to its subsidiary Zonecabling.com, Inc. with Mr. Bobby Story, a stockholder/former director and officer. Mr. Story will manage the Business to Business e-commerce site with an option to purchase the subsidiary for $500,000. Mr. Story will be issued 213,333 options to purchase the common stock of American Access with an exercise price of $2.25, for managing the subsidiary.

PART 1V
ITEM 12: EXHIBITS AND REPORTS ON FORM 8-K

         a.) FINANCIAL STATEMENTS

         b.) REPORTS ON FORM 8-K

         Five reports on Form 8-K are incorporated by reference, as filed with the Securities and Exchange Commission on February 11, 2000, April 6, 2000, May 5, 2000, July 27, 2000 and October 5, 2000.

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

o   8.14 Consulting Agreement with Erik Gray and Bill Wetmore.
         (Incorporated by Reference to Form 8-K as filed on February 11, 2000.)

o   8.15 Joint Venture Letter Agreement with Vulcan Microsystems.
         (Incorporated by Reference to Form 8-K as filed on February 11, 2000.)

o 8.16 Employee 2000 Stock Option Plan. (Incorporated by Reference to Form 10K SB as filed April 20, 2000.)

o 8.17 Directors 2000 Stock Option Plan. (Incorporated by Reference to Form 10K SB as filed April 20, 2000.)

o 8.18 Stock Purchase Agreement with Crescent International, Ltd.; (Incorporated by Reference to Form 8-K, filed with the Securities and Exchange Commission on May 5, 2000.)

o 8.19 Registration Rights Agreement with Crescent International Ltd; (Incorporated by Reference to Form 8-K, filed with the Securities and Exchange Commission on May 5, 2000.)

o 8.20 Agreement for issuance of Incentive and Early Put warrants to Crescent International Ltd.; (Incorporated by Reference to Form 8-K, filed with the Securities and Exchange Commission on May 5, 2000.)

o 8.21 Closing Statement to Stock Purchase Agreement with Crescent International Ltd.; (Incorporated by Reference to Form 8-K, filed with the Securities and Exchange Commission on May 5, 2000.)

o 8.22 Proxy Statement for Annual Shareholders Meeting, (Incorporated by Reference filed with the Securities and Exchange Commission on June 10, 2000.)

o 8.23 Promissory note executed by director and officer-employee Erik Wiisanen. (Incorporated by reference to Form 10Q-SB filed August 15, 2000.)

o 8.24 Pro Promissory note executed by director and officer-employee John Presley. (Incorporated by reference to Form 10Q-SB filed August 15, 2000.)

o 8.25 Promissory note executed by director and officer-employee Bobby Story. (Incorporated by reference to Form 10Q-SB filed August 15, 2000.)

o 8.26 Promissory note executed by Bobby Story for pledge of common stock. (Incorporated by reference to Form 10Q-SB filed August 15, 2000.)

o 8.28 Articles of Incorporation of subsidiary Zonecabling.com, Inc., filed May 4, 2001 with the Florida Secretary of State.

o   8.29 Management With Option to Purchase Agreement executed March 28,
         2001, for the management and future sale of the Company's subsidiary, Zonecabling.com, Inc.

o   11.1 Computation of Net Loss Per Common Share

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMERICAN ACCESS TECHNOLOGIES, INC.

                               By /s/ John Presley
                   -------------------------------------------
                     President/principal executive officer

                              Date: April 2, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                              By /s/ Joseph McGuire
                ................................................
                  Secretary/Treasurer, Chief Financial Officer

                              Date: April 2, 2001



Signature                             Title                               Date
---------                             -----                               ----

/s/ John Presley                      President and Director              April 2, 2001
John Presley                          (Principal Executive Officer)

/s/ Joseph McGuire                    Treasurer, (Principal Accounting    April 2, 2001
Joseph McGuire                        Officer,) Director

/s/ Erik Wiisanen                     Director                            April 2, 2001
Erik Wiisanen

/s/ Steve Robinson                    Director                            April 2, 2001
Steve Robinson

/s/ William Hadaway                   Director                            April 2, 2001
William Hadaway

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 2000 AND 1999

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                        PAGE
                                                                        ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                        F-2

   Statements of Operations                                             F-3

   Statements of Stockholders' Equity                                   F-4

   Statements of Cash Flows                                             F-5

   Notes to Financial Statements                                     F-6 - F-27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors and Stockholders
American Access Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of American Access Technologies, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Access Technologies, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

As more fully discussed in Note 2 to the consolidated financial statements, the Company is subject to certain risks and other matters.

                            RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
March 2, 2001, Except for the
last sentence of the last paragraph
of Note 3, as to which the date is
March 30, 2001

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000


                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                        $    399,948
   Accounts receivable, net of allowance of $62,400                                    1,011,712
   Notes receivable, directors and stockholders, including accrued interest              393,988
   Note receivable, other, net of allowance of $361,562                                       --
   Inventories                                                                           781,718
   Prepaid expenses and other current assets                                              41,271
                                                                                    ------------
         Total current assets                                                          2,628,637

Property, Plant and Equipment                                                          3,193,043

Patent Costs                                                                              73,992

Web Site Development Costs                                                                24,615

Other Assets                                                                              13,075
                                                                                    ------------

         Total assets                                                               $  5,933,362
                                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                 $    325,632
   Accrued expenses                                                                       86,696
   Capital lease obligation current portion                                               40,414
                                                                                    ------------
         Total current liabilities                                                       452,742
                                                                                    ------------

Long-Term Liabilities:
   Capital lease obligation, net of current portion                                      203,965
                                                                                    ------------

Commitments, Contingencies, Other Matters and Subsequent Events                             --

Stockholders' Equity:
   Series A 10% Senior Convertible Preferred stock, $.001 par value; authorized
      1,000,000 shares; issued and  outstanding 0 shares                                    --
   Common stock, $.001 par value; authorized 30,000,000 shares;
      issued 4,740,947 shares                                                              4,741
   Additional paid-in capital                                                         11,174,677
   Deficit                                                                            (5,379,183)
                                                                                    ------------
                                                                                       5,800,235

   Treasury stock, 79,500 common shares at cost                                         (288,660)
   Stock subscription receivable, net of allowance of approximately $2,712,000              (270)
   Treasury stock receivable                                                            (234,650)
                                                                                    ------------
         Total stockholders' equity                                                    5,276,655
                                                                                    ------------

         Total liabilities and stockholders' equity                                 $  5,933,362
                                                                                    ============



                See notes to consolidated financial Statements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                               2000            1999
                                                               ----            ----
Net Sales

    Formed metal                                           $ 3,415,564      $ 3,882,841
    Zone cabling termination cabinet                         1,855,889        1,364,842
                                                           -----------      -----------
                                                             5,271,453        5,247,683
                                                           -----------      -----------

Costs and Expenses:
    Cost of sales                                            2,566,837        2,298,923
    Selling, general and administrative                      2,392,467        2,701,705
    Compensation and related benefits                        1,444,437        1,134,502
    Stock-based compensation                                   221,365          616,000
                                                           -----------      -----------
                                                             6,625,106        6,751,130
                                                           -----------      -----------

Loss Before Other Income (Expense)                          (1,353,653)      (1,503,447)
                                                           -----------      -----------
Other Income (Expense):
    Interest income                                             72,945          250,822
    Other income                                                34,915           77,794
    Realized and unrealized gain (loss) on investments          13,064         (199,962)
    Abandoned joint venture                                   (182,736)            --
    Write-off of goodwill                                     (254,803)            --
    Provision for doubtful note receivable                    (361,562)            --
    Abandoned project development costs                           --           (352,531)
    Interest expense                                            (1,963)         (19,259)
                                                           -----------      -----------
                                                              (680,140)        (243,136)
                                                           -----------      -----------

Loss before Income Taxes                                    (2,033,793)      (1,746,583)

Income Tax (Benefit)                                              --            (69,000)
                                                           -----------      -----------

Net Loss                                                   $(2,033,793)     $(1,677,583)
                                                           ===========      ===========

Basic Net Loss Per Common Share                            $      (.45)     $      (.65)*
                                                           ===========      ===========

Weighted Average Common Shares Outstanding                   4,540,847        3,638,983
                                                           ===========      ===========
*Restated

                See notes to consolidated financial statements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Series A                                            Additional
                                                             Preferred Stock                    Common Stock          Paid-in
                                                            Shares      Amount               Shares     Amount        Capital

Balance, December 31, 1998                                  50,000    $  5,000,000       3,256,470   $      3,256   $  1,512,634

Year Ended December 31, 1999:
   Purchase of 136,100 shares of treasury stock               --              --              --             --             --
   Issuance of common stock for services                      --              --             9,000              9        179,991
   Conversion of preferred stock to common
      stock, including dividends                           (39,400)     (3,940,000)        289,981            290      4,131,146
   Purchase of Genco assets                                   --              --            22,163             22        443,234
   Warrants granted for services                              --              --              --             --          436,000
   Exercise of warrants:
      Cash                                                    --              --           246,625            247      1,972,753
      Notes receivable, net of allowance                      --              --           270,000            270           --
   Dividend related to beneficial conversion
      feature of preferred stock                              --              --              --             --          468,750
   Net loss                                                   --              --              --             --             --
                                                      ------------    ------------    ------------   ------------   ------------

Balance, December 31, 1999                                  10,600       1,060,000       4,094,239          4,094      9,144,508

Year Ended December 31, 2000:
   Note receivable arising from loan of 197,600               --              --              --             --             --
      shares treasury stock, at cost
   Allowance for note receivable to reduce to                 --              --              --             --         (970,949)
      estimated fair value of treasury stock loaned
   Purchase of 141,000 shares of treasury stock               --              --              --             --             --
   Issuance of common stock for domain name                   --              --             2,420              3          9,997
   Conversion of preferred stock to common
      stock, including dividends                           (10,600)     (1,060,000)        215,533            216      1,196,299
   Warrants granted for services                              --              --              --             --          221,365
   Exercise of warrants:
      Cash                                                    --              --             5,000              5         39,995
      Cashless transaction                                    --              --            17,475             17            (17)
   Sale of common stock in private placement,                 --
      net of related costs                                    --              --           406,280            406      1,533,479
   Net loss                                                   --              --              --             --             --
                                                      ------------    ------------    ------------   ------------   ------------

Balance, December 31, 2000                                    --      $       --         4,740,947   $      4,741   $ 11,174,677
                                                      ============    ============    ============   ============   ============

[restubbed table]

                                                                                         Stock         Treasury
                                                                       Treasury        Subscription      Stock
                                                         Deficit         Stock          Receivable     Receivable        Total

Balance, December 31, 1998                            $   (871,106)   $       --      $       --      $       --      $  5,644,784

Year Ended December 31, 1999:
   Purchase of 136,100 shares of treasury stock               --          (881,843)           --              --          (881,843)
   Issuance of common stock for services                      --              --              --              --           180,000
   Conversion of preferred stock to common
      stock, including dividends                          (191,436)           --              --              --              --
   Purchase of Genco assets                                   --              --              --              --           443,256
   Warrants granted for services                              --              --              --              --           436,000
   Exercise of warrants:
      Cash                                                    --              --              --              --         1,973,000
      Notes receivable, net of allowance                      --              --              (270)           --              --
   Dividend related to beneficial conversion
      feature of preferred stock                          (468,750)           --              --              --              --
   Net loss                                             (1,677,583)           --              --              --        (1,677,583)
                                                      ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1999                              (3,208,875)       (881,843)           (270)           --         6,117,614

Year Ended December 31, 2000:
   Note receivable arising from loan of 197,600               --         1,205,599            --        (1,205,599)           --
      shares treasury stock, at cost
   Allowance for note receivable to reduce to                 --              --              --           970,949            --
      estimated fair value of treasury stock loaned
   Purchase of 141,000 shares of treasury stock               --          (612,416)           --              --          (612,416)
   Issuance of common stock for domain name                   --              --              --              --            10,000
   Conversion of preferred stock to common
      stock, including dividends                          (136,515)           --              --              --              --
   Warrants granted for services                              --              --              --              --           221,365
   Exercise of warrants:
      Cash                                                    --              --              --              --            40,000
      Cashless transaction                                    --              --              --              --              --
   Sale of common stock in private placement,
      net of related costs                                    --              --              --              --         1,533,885
   Net loss                                             (2,033,793)           --              --              --        (2,033,793)
                                                      ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2000                            $ (5,379,183)   $   (288,660)   $       (270)   $   (234,650)   $  5,276,655
                                                      ============    ============    ============    ============    ============

                See notes to consolidated financial statements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                       2000             1999
                                                                                       ----             ----
Cash Flows from Operating Activities:
   Net loss                                                                        $(2,033,793)     $(1,677,583)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                    423,161          299,164
      Warrants issued for services                                                     221,365          616,000
      Realized and unrealized (gains) losses on investments                            (13,064)         199,962
      Provision for doubtful accounts                                                   30,922           89,000
      Deferred income taxes                                                               --            (69,000)
      Provision for doubtful notes receivable                                          361,562             --
      Write-off of goodwill                                                            254,804             --
      Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                                           (27,721)        (403,697)
         Inventories                                                                  (211,124)        (273,154)
         Prepaid expenses and other assets                                             (16,654)         (87,456)
      Increase (decrease) in accounts payable and accrued expenses                    (184,859)         105,723
                                                                                   -----------      -----------
            Net cash used in operating activities                                   (1,195,401)      (1,201,041)
                                                                                   -----------      -----------

Cash Flows from Investing Activities:
   Proceeds from sale of investments                                                   846,408        1,791,871
   Proceeds from payments on notes receivable                                          250,000             --
   Increase in notes receivable and accrued interest                                  (419,935)            --
   Acquisition of property and equipment                                              (667,872)      (1,354,610)
   Patent costs                                                                        (15,018)         (28,854)
                                                                                   -----------      -----------
                  Net cash provided by (used in) investing activities                   (6,417)         408,407
                                                                                   -----------      -----------

Cash Flows from Financing Activities:
   Proceeds from exercise of warrants                                                   40,000        1,973,000
   Proceeds from sale of common stock, net of related costs                          1,533,885             --
   Proceeds (repayments) from line of credit                                           (73,812)        (222,190)
   Acquisition of treasury stock                                                      (612,416)        (881,843)
                                                                                   -----------      -----------
                  Net cash provided by financing activities                            887,657          868,967
                                                                                   -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                  (314,161)          76,333

Cash and Cash Equivalents, Beginning                                                   714,109          637,776
                                                                                   -----------      -----------

Cash and Cash Equivalents, Ending                                                    $ 399,948      $   714,109
                                                                                   ===========      ===========


                See notes to consolidated financial statements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999




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

             During November, 1998, the Company completed a $5,000,000 private placement of 50,000 shares of its Series A 10% Senior Convertible Preferred Stock, par value of $.001 per share, at $100.00 per share (See Note 12). During 1999, holders of the Series A Preferred stock converted 39,400 of the Series A Preferred shares into 289,981 common shares. During January 2000, the remaining 10,600 shares of Series A Preferred were converted into 215,534 shares of common stock.

             On February 14, 2001, the Articles of Incorporation were further amended increasing the shares of common stock authorized from 10,000,000 to 30,000,000 shares. This amendment has been reflected retroactively in these consolidated financial statements.

         Business

             The Company develops specialized products for the telecommunications industry. The Company has introduced its first proprietary product, a Zone Cabling Termination Cabinet ("Product") which is manufactured and distributed to the telecommunications industry. The Product is a device that is used in voice, computer and data transmission systems throughout the world.

             Omega Metals, Inc. ("Omega"), a wholly-owned subsidiary of the Company, shears and molds metal and manufactures metal-formed products for customers principally in Florida and Georgia.

             Zonecabling.com, Inc., a wholly-owned subsidiary, incorporated on May 4, 2000, is developing a Business-to-Business e-commence portal.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Business (Continued)

             AATK.com, LLC was incorporated February 2, 2000 pursuant to a joint venture agreement. The Company owns 76% of AATK.com which is inactive inasmuch as the joint venture has been dissolved and is the subject of pending litigation (see Note 15).

         Principles of Consolidation

             The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

         Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Those estimates subject to potential change in the near term include allowances for doubtful accounts and notes receivable.

         Revenue Recognition

             The Company recognizes revenue from product sales at the time the product is shipped to the customer.

         Concentrations of Credit Risk

             Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and notes receivable.

             Cash and Cash Equivalents

                The Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. At December 31, 2000, the Company had deposits in excess of federally insured limits of approximately $147,000. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

                In addition, the Company maintains an investment account with a financial institution which is not insured by the FDIC. These funds, which were invested primarily in money market instruments at December 31, 2000, may be subject to insurance by SPIC, Securities Investor Protection Corporation, subject to various limitations. At December 31, 2000, $1,108 was held in this account.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

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

         Cash and Cash Equivalents

             The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         Inventories

             Inventories are stated at the lower of cost or market, with cost determined using an average cost method. Inventory costs for finished goods and work-in-process include material, labor, production overhead, and outside services.

         Property, Plant and Equipment

             Property, plant and equipment are recorded at cost and depreciated, using the straight-line method, over the estimated useful lives of the assets. Gain or loss on disposition of assets is recognized currently. Repairs and maintenance are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

         Patents

             The Company has capitalized certain incremental costs incurred related to acquiring three patents on the Company's products. In each of the years 1998, 1999 and 2000, a patent was finalized and issued by the United States Patent Department. The Company then began amortizing the cost of each patent over the patent's life, 18 years. Another patent is still pending at December 31, 2000 and, therefore, amortization of this patent has not commenced.

         Product Development Costs

             Costs in connection with the development of the Company's product are comprised of design, production, consulting and other related professional fees. These costs are charged to expense as incurred.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Advertising

             Advertising costs are charged to expense as incurred. Advertising costs incurred for the year ended December 31, 2000 and 1999 were approximately $33,000 and $43,000, respectively.

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

         Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

             The Company accounts for long-lived assets in accordance with the provision of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133."

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements (Continued)

             In June, 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging
             Activities." SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

             Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this standard on January 1, 2001 to affect its financial statements.

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. The Staff Accounting Bulletin was effective during the fourth quarter of 2000, and did not have an effect on the Company's consolidated results of operations, financial position and cash flows.

         Reclassifications

             Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

NOTE 2.  SUMMARY OF CERTAIN RISKS AND OTHER MATTERS

         Profitability and Liquidity

             As of December 31, 2000, the Company reflected stockholders' equity of approximately $5,277,000. However, the Company has incurred net losses of approximately $2,034,000 in 2000 and $1,678,000 in 1999, and has an accumulated deficit balance of approximately $5,379,000 at December 31, 2000. The Company's ability to achieve sustained profitable operations is dependent on continuing to achieve sales growth through expansion of sales and marketing efforts. Management believes that cash flows from operations and additional financing available from other sources will be sufficient to fund operations. There is no assurance that such events will occur.

         Significant Related Party Transactions

             In 1999, 2000 and continuing into 2001, the Company has entered into several significant related party transactions with current and former officers and directors. See Notes 3, 5 and 20 for further information regarding these transactions.

         Pending Litigation

             The Company is involved in certain pending litigation concerning which it can not predict the outcome with any certainty (see Note
             15).

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  NOTES RECEIVABLE, DIRECTORS AND STOCKHOLDERS

         Notes Receivable in Exchange for Cash

             In May and June 2000, the Company authorized loans to three directors, who also are officers of American Access or its subsidiaries, and who collateralized the loans with personal assets unrelated to these transactions. The collateralized loans were to enable these directors to cover margin calls precipitated by a drop in the price of the Company's common stock. On May 31, 2000, two directors (one of whom is the Company's president) each executed a promissory note and security agreement for $75,000 and $60,000 respectively, payable on or before December 31, 2000, with interest at 10%. On June 8, 2000, a former Director and Chief Financial Officer executed two promissory notes and a security agreement for a total of $260,000, payable on or before December 31, 2000, with interest at 10%. Although the Company agreed to loan $260,000, ultimately only $200,000 was borrowed. In October 2000, the two directors executed additional promissory notes with identical terms for $10,000 each, payable on or before April 30, 2001. All of these notes have been extended to June 30, 2001 by a vote of disinterested directors on January 14, 2001, in accordance with the Florida Business Corporation Act.

             In addition, the Company loaned $20,000 to a stockholder pursuant to a note receivable, interest at 10%, principal due December 31, 2001.

                                                                                             Accrued/
                                                                         Principal           Unpaid
                                                                          Balance            Interest         Total
                                                                          -------            --------         -----

             Officer/Directors/Stockholders                               $155,000           $  7,710        $162,710
             Former Officer/Director and
               Other Stockholders                                          220,000             11,278         231,278
                                                                          --------            -------        --------
                                                                          $375,000            $18,988        $393,988
                                                                          ========            =======        ========

         Notes Receivable in Exchange for Shares Held in Treasury

               On June 14, 2000, the Company loaned 197,600 shares of treasury stock to the former Director and Chief Financial Officer to cover a margin call on the Company's common stock. This loan is secured with personal assets. The shares are to be returned to the Company at the earlier of the date the common stock price reaches $15 or June 30, 2001. This transaction was approved by disinterested directors in accordance with the Florida Business Corporation Act. This note receivable is reflected as a separate component of stockholders' equity, treasury stock receivable, and has been reduced from the original cost of the treasury stock to the estimated fair value of this stock at December 31, 2000 ($1.1875 per share). On March 30, 2001, the shares were returned to the Company.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  NOTES RECEIVABLE, OTHER

         The Company has instituted litigation against the debtor and personal guarantor for default in payment of a promissory note of $325,000, with accrued interest in excess of approximately $36,000 at December 31, 2000. The original promissor assigned its obligations with written consent of the Company, after the Company filed a lawsuit for default of the original note of $500,000 plus 15% interest, of which approximately $63,000 was unpaid at December 31, 1999. Although the debtor paid an initial cash payment of $250,000, its obligations of $325,000 plus $36,562 in interest were in default at October 31, 2000. The Company is attempting to negotiate a settlement agreement with the debtor and the note's guarantor. An allowance for doubtful collectibility of the total outstanding principal balance, as well as all accrued interest, has been recorded as of December 31, 2000.

NOTE 5.  STOCK SUBSCRIPTION RECEIVABLE

         During June, 1999, an individual affiliated with the investment banking firm involved in the Company's registration as a public company, exercised options to purchase 270,000 shares of Company common stock at $8.00 per share for a total of $2,160,000. The Company accepted as payment for these shares three notes receivable totaling $2,160,000. The notes receivable, as amended, are due on December 31, 2001, and bear interest at 10%. The Company can require the notes be paid in full sooner if the Company stock price equals or exceeds $35 (the market price of the Company's common stock was $1.1875 at December 31, 2000).

         The Company has recorded the exercise of these warrants, net of an allowance, by increasing common stock outstanding and increasing stock subscriptions receivable, a separate component of stockholders' equity. The balance as of December 31, 2000 follows:

         Notes receivable                          $2,160,000
         Accrued interest receivable                  551,978
                                                   ----------
                                                    2,711,978

         Less allowance                             2,711,708
                                                   ----------
                                                   $      270
                                                   ==========

         The interest earned on the notes receivable has been recorded as an increase in stockholders' equity rather than included in operations, because the transaction giving rise to the notes was an equity transaction.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.  ACQUISITION


             In August 1999, the Company acquired selected property and equipment, outstanding sales agreements, and goodwill from a customer, Genco, Inc. for a total of $584,838. The purchase price was allocated as follows:

             Property and equipment              $126,191
             Goodwill                             458,647
                                                 --------
                                                 $584,838
                                                 --------

              The selected property and equipment is being depreciated over the useful lives, 3 - 5 years. Goodwill is being amortized over three years. Depreciation and amortization on these assets were $11,410 and $50,961, respectively, for the year ended December 31, 1999, and $34,229 and $152,882 respectively, for the year ended December 31,2000.

             In June 2000, the Company announced that it was no longer actively marketing its Genco generator-cover product line due to the fact that factory floor space was needed to produce its proprietary products. At December 31, 2000, the Company expensed the remaining unamortized goodwill of $254,803 which is included as a separately stated item in the accompanying consolidated statements of operations.

NOTE 7.  INVENTORIES

             Raw materials                                   $182,955
             Work-in-process                                   98,344
             Finished goods                                   500,419
                                                             --------
                                                             $781,718
                                                             --------

NOTE 8.  PROPERTY, PLANT AND EQUIPMENT

                                          Estimated Useful
                                           Lives (Years)
                                           -------------

             Land                              --             $  103,860
             Building and improvements          30             1,291,720
             Machinery and equipment           5-7             3,622,484
             Vehicles                          3-5                40,303
             Tools                             3-5                28,064
             Construction-in-progress          --                 75,034
                                                              ----------
                                                               5,161,465

             Less accumulated depreciation                     1,968,422
                                                              ----------
                                                              $3,193,043
                                                              ==========

         Depreciation expense for the years ended December 31, 2000 and 1999 was $264,608 and $246,948, respectively.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.  OBLIGATIONS UNDER CAPITAL LEASES

         In October 2000, the Company entered into an obligation under a capital lease for approximately $276,000 for the purchase of equipment, which has a term extending through 2005, and which provided for an implicit interest rate of approximately 11.5%.

         The future minimum lease payments under this capital lease, including interest payments as of December 31, 2000 are as follows:

          Year ending December 31,

            2001                                $ 68,614
            2002                                  68,614
            2003                                  68,614
            2004                                  68,614
            2005                                  22,870
                                                --------
          Total minimum lease payments           297,326
          Less amount representing interest       52,947
                                                --------
                                                 244,379

          Less current portion                    40,414
                                                --------
                                                $203,965
                                                ========

NOTE 10. PROFIT SHARING PLAN

         The Company has a 401(k) Profit Sharing Plan covering all non-leased employees who meet minimum length of service and age requirements. Employer contributions are made at the discretion of management, and were $ 0 and $75,000, for 2000 and 1999, respectively. Employees are vested for purposes of the contribution as follows:

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

         The provision for income taxes is computed on a consolidated return basis.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. INCOME TAXES (Continued)

         A reconciliation of income taxes computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                                    2000               1999
                                                                    ----               ----

          Tax provision at the statutory rate of 34%            $ (691,000)         $(445,000)
          State income taxes, net of federal income tax            (62,000)           (15,000)
          Net operating loss carryforward adjustment              (313,000)                --
          Provisions for uncollectible amounts                     137,000                 --
          Exercise of stock options and warrants                   (61,000)                --
          Change in valuation allowance                            908,000            325,000
          Stock options not exercised                               82,000             66,000
                                                                ----------         ----------
                                                                $       --         $  (69,000)
                                                                ==========         ==========

         As of December 31, 2000, the Company had consolidated net operating loss carryforwards for federal income tax reporting purposes amounting to approximately $4,414,000, which expire in varying amounts to the year 2020.

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

         The components of the deferred tax asset at December 31, 2000 were as follows:

             Net operating loss carryforward                     $ 1,633,000
             Allowance for collectibility                            157,000
             Depreciation and amortization                          (165,000)
             Less valuation allowance                            $(1,625,000)
                                                                 -----------
             Net deferred tax asset                              $        --
                                                                 ============

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

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12. PREFERRED STOCK

         During November, 1998, the Company completed a $5,000,000 private placement of 50,000 shares of its Series A 10% Senior Convertible Preferred Stock, par value of $.001 per share, at $100.00 per share. The costs associated with the completion of the private placement, $737,820, have been recorded as a reduction of additional paid-in capital. Additionally, the placement agent received warrants to purchase 100,000 shares of common stock at $25.00 per share, which expire October 14, 2003. The Series A Preferred are valued at $100.00 per share ("liquidation value"), and, if converted, the Series A Preferred could be converted into common shares (See Note 1) at the price per share equal to the then applicable Conversion Price. This conversion feature resulted in a discount between the market value of the common shares that would be issued if the conversion option were exercised, and the liquidation value of the preferred shares surrendered upon that conversion. The resulting dividend has been amortized over the period up to the date that exercise of the conversion feature was first possible. As a result, $781,250 of the total $1,250,000 dividend was recognized in 1998; the balance was recognized in 1999.

         During 1999, preferred stockholders owning 39,400 shares of preferred stock elected to convert those shares, including cumulative dividends of $191,436, into shares of Company common stock. The conversion price, which varied based upon date of conversion, ranged from $5.10 to $15.03. As a result of these conversions, the Company issued 289,981 shares of common stock.

         The preferred stockholders representing the remaining 10,600 preferred shares elected to convert those shares, including cumulative dividends of $136,515, in 2000. The conversion price, which varied based upon date of conversion, ranged from $5.47 to $5.49. These conversions resulted in the issuance of 215,534 shares of common stock.

NOTE 13. COMMON STOCK

         Equity Financing

             On May 2, 2000, the Company entered into a Stock Purchase Agreement (the "Agreement") with an investor to provide for the issuance of up to $15,000,000 of Company common stock in exchange for cash payments in monthly allotments of up to $1,150,000 with an initial allotment of $2,250,000. The sales price will be the lowest three day average bid price during the twenty-two days preceding the sales, less a discount of 8%.

             The Company will pay a 1% fee on the total at the initial purchase. In addition, there will be a 1% fee on each sale. The Company will pay all legal fees in excess of $10,000 and due diligence fees not to exceed $15,000.

             On May 2, 2000, the Company sold 406,280 shares of Company common stock under the Agreement. The Company received gross proceeds of $1,900,000 and paid $366,115 in fees for net proceeds totaling $1,533,885. Also on May 2, 2000, pursuant to the Agreement, the Company issued to the investor an incentive warrant to purchase up to 128,000 shares of Company common stock at an exercise price of $7.0149 which expires May 2, 2005.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 13. COMMON STOCK (Continued)

         Issuance of Common Stock for Services

             In January, 1999, the Company issued 9,000 shares of common stock to certain employees as an incentive for services rendered. This resulted in a charge to compensation expense of approximately $180,000 in 1999.

             In July 2000, the Company entered into an agreement with an unrelated individual for the purchase of a domain name. In July 2000, in accordance with the agreement, the Company issued 2,420 shares of Company common stock to this individual. In December 2000, the Company canceled the agreement in accordance with its terms.

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

         Stock Option Plan

             On January 10, 2000, the Board of Directors of the Company ("Board") authorized the 2000 Employee Stock Option Plan ("Stock Option Plan") for those employees, consultants, and advisors (the "Participants") of the Company who, in the judgment of the Company are or will become responsible for the direction and financial success of the Company. The adoption of the Stock Option Plan was ratified by the stockholders on June 29, 2000. The purpose of the Stock Option Plan is to provide the Participants with an increased incentive to make significant contributions to the long-term performance and growth of the Company. The Board authorized that 500,000 employee options and 300,000 board of director options be subject to this plan.

             On January 10, 2000, the Company granted 515,000 employee options and 340,000 board of director options with an exercise price of $5.67 (market price of underlying stock at time of grant) with a life of five years. Subsequent to the grant, 10,000 options were returned to the Company when the employee separated employment. In 2000, a former director exercised 60,000 options in a cashless transaction for the difference in the exercise price of $5.67 and the closing price of $8.00 on date of exercise, receiving 17,475 shares of common stock.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 14. STOCK-BASED COMPENSATION (Continued)

         Warrants

             On January 1, 1999, the Company had outstanding 570,000 warrants to purchase Company common stock at $8.00.

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

             During 1999, warrants to purchase a total of 516,625 shares of Company common stock were exercised, 246,625 for a total of $1,973,000 in cash and 270,000 in exchange for three notes receivable (see Note 5).

             As of December 31, 1999, the Company has remaining outstanding 1,307,375 warrants to purchase common stock at exercise prices ranging from $6.375 to $28.875, 843,375 of which warrants are outstanding to officer/directors.

             The granting of the 1999 warrants to consultants resulted in a charge to consulting fees in the amount of $436,000 representing the fair value of the 115,000 warrants issued. The warrants issued in connection with the conversion of preferred stock and the negotiation of the sale of common stock (see Notes 12 and 13), which have a fair value of $3,269,000 represent an increase and a decrease to additional paid-in capital and have been offset in the accompanying consolidated financial statements.

             During 2000, the Company issued 1,595,739 warrants to employees and officers/directors to purchase common stock with exercise prices ranging from $2.25 to $10.00. Also during 2000, the Company issued 855,363 warrants in connection with services provided to the Company with exercise prices ranging from $2.25 to $10 and 161,860 warrants in connection with equity transactions with exercise prices of $5.61 and $7.01.

             Also, during 2000, warrants to purchase a total of 5,000 shares of common stock were exercised at $8.00 per share.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 14. STOCK-BASED COMPENSATION (Continued)

         Warrants (Continued)

             The granting of the warrants in 2000 to consultants resulted in a charge to consulting fees in the amount of approximately $221,000 representing the fair value of the 855,363 warrants issued. The 161,860 warrants issued in connection with the negotiation of the sale of common stock, (see Note 13), which have a fair value of $144,772, were recorded as an increase and a decrease to additional paid-in capital and have been offset in the accompanying consolidated financial statements.

         Fair Value Disclosures

             Had compensation cost for the 2,450,739 options and warrants issued in 2000 to employees, officers and directors been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                                                2000             1999
                                                                ----             ----
             Net Loss:
                As reported                                 $(2,033,793)    $ (1,677,583)
                                                            ===========     ============
                Pro forma                                   $(3,265,607)    $(11,457,583)
                                                            ===========     ============

             Loss Per Share:
                Basic:
                   As reported                            $         (.45)  $        (.65)
                                                          =============    =============

                   Pro forma                              $         (.72)  $       (3.23)
                                                           =============   =============


             The Company used the Black-Scholes option pricing model to determine the fair value of grants made in 2000 and 1999. The following assumptions were applied in determining the pro forma compensation cost:

                                                                2000             1999
                                                                ----             ----

             Risk Free Interest Rate                           5.5%               6.0%

             Expected Dividend Yield                             -                 -

             Expected Option Life                           1 1/2- 2 1/2years   5 years

             Expected Stock Price Volatility                 85% to 119%           85%



Changes in outstanding options and warrants for common stock are as follows:




                                                      2000                               1999
                                                      ----                               ----
                                                     Range of                          Range of
                                        2000       Exercise Price       1999          Exercise Price
                                        ----       --------------       ----          --------------
Outstanding at beginning of year     1,307,375    $7.20 to $25.00    $  570,000         $8.00
Options and warrants granted         3,467,962    $2.25 to $10.00     1,254,000     $7.20 to $25.00
Options and warrants exercised         (65,000)   $5.67 to $8.00       (516,625)        $8.00
Options and warrants expired           (10,000)       $5.67                  --         $  --
Outstanding at end of year           4,700,337    $2.25 to $10.00     1,307,375     $7.20 to $25.00
Exercisable at end of year           4,700,337                        1,307,375

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 14. STOCK-BASED COMPENSATION (Continued)

         Warrants (Continued)

             The following table summarizes information about outstanding options at December 31, 2000





                 Options Outstanding                               Options Exercisable
     -------------------------------------------       -----------------------------------------
                         Number        Weighted                       Number           Weighted
                       Outstanding     Average         Weighted      Exercisable       Average
     Range of              at         Remaining        Average           at            Remaining
     Exercise         December 31,   Contractual      Exercise       December 31,     Contractual
      Prices              2000           Life          Price           2000              Life
      ------             -----          -----          -----           ----              ----
  $2.25 to $25.00       4,700,337         2.5     $2.25 to $25.00     4,700,337          2.5


NOTE 15. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

         Pending Litigation

             Class Action

             The Company has been named as a defendant in litigation which purports to be a class action filing. In this purported class action, the Plaintiff alleges in the Amended Complaint that the defendants participated in a conspiracy to inflate the price of the Company's common stock through market manipulation, making material misrepresentations and omissions, and other wrongful conduct for the purpose of allowing "insiders" to enrich themselves by selling their personal holdings at the inflated price. The Company denies not only any wrongdoing, but most of the material factual allegations as well and intends to vigorously defend this case. The recently filed Amended Complaint and preliminary investigations of facts appear to support the Company's position. However, no discovery has yet occurred nor has there been any information as to the position being taken by various co-defendants. The Company believes the allegations are baseless, and that it has no material exposure with respect to the matter, and intends to defend its position vigorously.

             Joint Venture

             In a separate matter, on January 26, 2000, the Company entered into a Joint Venture Agreement. The Joint Venture was organized for the purpose of entering into the business of developing and marketing an e-based value added distributor of communications equipment.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Pending Litigation (Continued)

             Joint Venture (Continued)

             Pursuant to the Joint Venture agreement, the Company was obligated to provide the following in exchange for a 76% ownership interest in the Joint Venture, AATK.com, LLC.

             o Provide $395,000 of cash to fund operating costs within the first sixty days.

             o Issue 135,000 shares of Company common stock to Vulcan Microsystems, Inc. ("Vulcan") upon successful alpha testing.

             o Guarantee any contracts or obligations for ongoing commitments in connection with technology or management, not to exceed $25,000 per month.

             o Issue to Vulcan 1,000,000 three-year warrants to purchase Company common stock at $25 per share upon acceptance of the alpha site.

             o Immediately following the Joint Venture agreement, the Company entered into a twelve-month technology consulting agreement with two principals of Vulcan, whereby they received warrants to purchase 200,000 shares of Company common stock. These warrants are exercisable for cash only, at an exercise price of $10 per share for the first 180 days and an exercise price of $15 for the remainder of the one-year life, up to January 26, 2001.

             Vulcan had the right to convert its 19% interest in the Joint Venture into Company common stock at any time through January 2005.

             Very soon after the joint venture agreement was reached, the relationship with Vulcan deteriorated. As a result, the joint venture was terminated and litigation resulted.

             On August 6, 2000, Vulcan filed an action against the Company. The allegations of the complaint concern alleged pre-contractual negotiations and alleged misrepresentations made on behalf of the Company. The complaint seeks damages for breach of contract, fraud, negligent misrepresentations, conversion, breach of fiduciary duty and unjust enrichment.

             The Company filed a counterclaim against Vulcan and its principals seeking damages for fraud, breach of fiduciary duty, conversion, and an accounting. The Company believes that Vulcan and its principals misappropriated a significant portion, if not the entire amount of the initial $200,000 the Company funded into the joint venture.

             To date, discovery requests have been exchanged, but no depositions have been taken and the case has not yet been scheduled for trial. The Company intends to vigorously defend the action and to prosecute the counterclaim. However, neither management, nor legal counsel can predict, with any degree of certainty, the outcome of the case.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Pending Litigation (Continued)

             Joint Venture (Continued)

                In connection with this joint venture, the Company guaranteed two equipment leases entered into by Vulcan. These leases, which are for a term of thirty six months, require monthly payments totaling approximately $8,500. The equipment, to the best of the Company's knowledge, is in the possession of Vulcan, which has been making the monthly lease payments.

         Major Customers

             The Company has two customers which purchased products that represented approximately 29% of sales for the year ended December 31, 2000.

                                             2000
                                             ----

             Customer A                     $906,812
             Customer B                     $601,330

             For the year ended December 31, 1999 the Company had two customers that represented 25% of sales.


         Major Vendors

             The Company purchases sheet metal and related products from a vendor that represented approximately 43% and 53% of purchases for 2000 and 1999, respectively.

         Employment Contracts

             The Company had entered into employment agreements with two members of management of Omega. These agreements were for a term of two years commencing in November 1998. The agreements provided, among other things, for total annual compensation of $250,000 plus profit participation equal to 10% of the net profits of Omega, as defined, in excess of $1,200,000 annually. Both contracts expired in November 2000 and have not been renewed.

         Former Consultant

             On March 17, 1999, a formal settlement agreement was reached relating to certain litigation with a former officer/stockholder of the Company in connection with a modified consulting agreement with the Company. Under this settlement, the consulting agreement dated August 28, 1997 was amended to provide, among other things, that the former officer/stockholder was not required to provide any consulting services and the Company was not required to compensate the former officer/stockholder. The consulting agreement, as amended, provided for, among other things, a term of five years, and additional compensation in the form of an option to purchase 40,000 shares of common stock on the last day of each year of the consulting term, exercisable for three years from date of issue, at an exercise price of 125% of the closing price of the common stock on the date of issue. In addition, under the terms of the settlement agreement, the former officer/stockholder was granted a warrant to purchase 15,000 shares of common stock at an exercise price of $28.875 per share, exercisable on or before March 11, 2004.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Contracts With Distributors

             During 1997, the Company entered into Distributor Agreements with seven distributors. The agreements set forth terms whereby the distributors may purchase products from the Company for resale to their customers within the U.S. and Canada and Mexico when the Company releases its products for sale in those countries. During 1999, the Company entered into additional Distributor Agreements with five distributors. During 2000, an additional six Distributor Agreements were added for a total of eighteen as of December 31, 2000. The prices for the products covered by the agreements are based upon the intention of the distributors to purchase a minimum number of units as specified in the agreements. Revenue is recorded at such time as the units are shipped to the distributors. The agreements are for a term of one year and are automatically renewed each year thereafter unless terminated by either party, and contain, among other things, a warranty effective for one year after the date of sale.

         Co-Marketing Alliance Agreement

             On August 3, 1999, the Company entered into a Co-Marketing Alliance Agreement with a leading manufacturer of modular office furniture systems ("Manufacturer"). The companies jointly promote the use of products in Herman Miller Ethospace products.

             The agreement is for a term of two years, commencing June 1, 1999, and is to be automatically renewed unless terminated by either party. In conjunction with this agreement, the Company agreed to pay the manufacturer an alliance fee equal to 5% of qualifying net sales, as defined.

             If, during the period of this agreement, the Company proposes to enter into any agreement or transaction which will result in a change in control of the Company, as defined, the Company shall give the Manufacturer the right to enter into such transaction on the same terms, but for a consideration equal to or higher than the proposed transaction.

         Lease Commitments

             The Company subleases certain office/warehouse space in Lake Mary, Florida. The lease provides for monthly rent of approximately $10,200 and expires May 30, 2003.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Lease Commitments (Continued)

             Future minimum operating lease commitments are approximately as follows:

              Year ending December 31:

                 2001                                             $131,000
                 2002                                              137,000
                 2003                                               58,000
                                                                  --------
                                                                  $326,000

             Rent charged to operations amounted to approximately $111,000 in 2000 and $121,000 in 1999.

         Consulting Agreement

             On May 26, 2000, the Company entered into a consulting agreement which was amended on February 1, 2001. The agreement, as amended, provides for the consultant to render investment banking advice to the Company through February 1, 2002. The consultant is to receive
             (i) $5,000 per month, (ii) 300,000 warrants to purchase Company common stock at exercise prices as follows:

                           100,000 at $4.75 per share
                           100,000 at $6.00 per share
                           100,000 at $10.00 per share

             and (iii) 400,000 warrants to purchase Company stock for $2.25 per share.


NOTE 16. NET LOSS PER COMMON SHARE

         The Company computes earnings (loss) per common share in accordance with the provisions of Statement of Financial Accounting Standards
         (SFAS) No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share.

         Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation were 4,540,847 and 3,638,983 for the years ended December 31, 2000 and 1999, respectively. The 1999 net loss per share has been restated to reflect a correction of the preferred stock dividend. Diluted net loss per common share, assuming exercising of the options and warrants granted and convertible preferred stock, is not presented as the effect of conversion is anti-dilutive.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 16. NET LOSS PER COMMON SHARE (Continued)

                                                                 2000            1999
                                                                 ----            ----
                                                                              (Restated)
         Net Loss                                           $(2,033,793)     $(1,677,583)
         Cumulative Preferred Stock Dividend                    (14,631)        (209,153)
         Beneficial Conversion Preferred Stock Dividend            --           (468,750)
                                                            -----------      -----------
         Net Loss Allocated to Common Stockholders          $(2,048,424)     $(2,355,486)
                                                            ===========      ===========


NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash and cash equivalents, accounts receivable, notes receivable, line of credit and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

NOTE 18. SEGMENT INFORMATION

         The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998 which changes the way the Company reports information about its operating segments.

         The Company has two reportable segments, zone cabling products and formed metal products. As discussed in Note 1, the Company markets zone cabling products which are manufactured by Omega, a wholly-owned subsidiary. Omega manufactures formed metal products of varying designs for customers, including the Company.

                                                            2000                                     1999
                                           ----------------------------------------  --------------------------------------
                                               Zone        Formed                       Zone       Formed
                                             Cabling        Metal                      Cabling      Metal
                                             Products     Products       Total         Products    Products      Total
                                             --------     --------       -----         --------    --------      -----

         Revenue from external customers    $1,855,889   $3,415,564    $5,271,453     $1,364,842   $3,882,841  $5,247,683
         Intersegment revenue                   79,808      580,278       660,086              -      580,787     580,787
         Investment revenue                     72,945            -        72,945        250,822            -     250,822
         Interest expense                        1,963            -         1,963         18,594            -      18,594
         Depreciation and amortization         259,196      163,965       423,161         95,324      203,840     299,164
         Income tax expense (credit)                 -            -             -              -            -           -
         Segment profit (loss)              (2,655,803)     622,010    (2,033,793)    (2,304,854)     558,271  (1,746,583)
         Segment assets                     $3,252,035   $2,681,327    $5,933,362     $4,148,925   $2,649,687  $6,798,612

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 19. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                2000             1999
                                                                ----             ----
Cash paid during the year for:

   Interest                                                $        1,963     $   19,260
                                                           ==============     ==========

Non-Cash Investing and Financing Activities:
   Equipment acquired through capital lease                $      244,379     $     --
                                                           ==============     ==========
   Note receivable for loan of 197,600 shares
      treasury stock, at cost                              $    1,205,599     $     --
                                                           ==============     ==========
   Purchase of Genco assets                                $                  $  443,256
                                                           ==============     ==========
                                                                              ----------
   Conversion of 10,600 and 39,400 shares of preferred
      stock to common (see Note 12)                        $    1,060,000     $3,940,000
                                                           ==============     ==========
   Exercise of 270,000 warrants in exchange for notes
      receivable (see Note 5)                              $         --       $2,160,000
                                                           ==============     ==========

   Cashless exercise of 60,000 warrants                    $           17     $     --
                                                           ==============     ==========
   Common stock in exchange for domain name                $       10,000     $     --
                                                           ==============     ==========


NOTE 20. SUBSEQUENT EVENTS

         Management and Option to Purchase Agreement

             On March 27, 2001, the Company entered into a Management and Option to Purchase Agreement ("Agreement") relating to its wholly-owned subsidiary Zonecabling.com, Inc. with a stockholder and former director/officer of the Company ("Executive"), to manage the Business-to-Business e-commerce site with an option to purchase the subsidiary.

             For services provided under the Agreement, the Executive shall receive 213,333 options to purchase the common stock of the Company at an exercise price of $2.25. These warrants, issued upon execution of the Agreement, shall expire on December 31, 2002. In addition, the Company agrees to pay to the Executive 25% of the net profits of Zonecabling.com, Inc. for years 2000 and 2001, the term of the Agreement, or until the Executive exercises his option to purchase Zonecabling.com, Inc.

             In accordance with the Agreement, at any time up to, including, or before December 31, 2002, the Executive shall have the right to purchase all the outstanding common stock of Zonecabling.com, Inc. from the Company for the sum of $500,000, at which time all rights and duties of the Corporation pursuant to Zonecabling.com shall be assigned and delegated to the Executive as his own. In any event, when the common stock price of the Company reaches $6.75 per share, a mandatory conversion of the Executive's warrants into common stock shall occur and he will be required to purchase Zonecabling.com for $500,000 (see Note 3). If mandatory conversion occurs prior to May 12, 2001, the $500,000 purchase price and $200,000 owed the Company immediately will be placed in escrow with a closing date to be set on or after May 12, 2001.

             The term of the Executive's employment shall continue through the earlier of the Executive exercising his option to purchase Zonecabling.com, Inc., or December 31, 2002. The employment of the Executive may be terminated at any time by mutual agreement of both parties with 30 days notice or by action of the Board of Directors in the event of defaults, as defined.

         Consulting Agreement

             On March 15, 2001, the Company entered into an agreement to retain the services of a consultant for a period of six months to provide the Company with general investment banking advice. In exchange for its services, the consultant received a fee of $10,000 and 200,000 warrants to purchase the common stock of the Company. The exercise price of the warrants is at 20% above the average closing price of the Company's common stock on the sixty trading days preceding the execution of the agreement, as reported by the Nasdaq Stock Exchange ($1.65 per share). The warrants, which shall be issued within thirty days of the execution of the agreement, shall expire five years after their date of issue.

NOTE 21. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

                                                                   2000                  1999
                                                                   ----                  ----

           Unadjusted net loss                                  $1,154,152              $281,000
                                                                ----------           -----------

           Record stock-based compensation                         221,365              616,000

           Allowance for uncollectible promissory note             361,562                   --

           Write off goodwill                                      254,803                   --

           Other adjustments                                        41,911              141,000

           Expense abandoned project development costs                  --              352,000

           Reclassify interest on stock subscription to equity          --              120,000

           Deferred tax benefit                                         --              (69,000)

           Reverse demo units/samples included in sales                 --               52,000

           Allowance for bad debts                                      --               61,000

           Amortization of goodwill                                     --               51,000

           Correct cost of sales                                        --               73,000
                                                                ----------           ----------
           Total 4th quarter adjustments                           879,641            1,397,000
                                                                ----------           ----------
           Adjusted net loss                                    $2,033,793           $1,678,000
                                                                ==========           ==========