Form 10QSB
period 2001-03-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2001-05-14
CIK 1043186

Form 10-QSB for AMERICAN ACCESS TECHNOLOGIES, INC.



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) issued at March 31, 2001 was 4,465,347.

ITEM 1.
                              FINANCIAL STATEMENTS

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   Unaudited


                                                                                        March 31, 2001  December 31, 2000
                                                                                        --------------  -----------------
             ASSETS
Current Assets:
              Cash and cash equivalents                                                  $    247,243      $    399,948
              Accounts receivable, net of allowance of $58,400                              1,036,858         1,011,712
              Notes receivable,directors and stockholders,including accrued interest          402,863           393,988
              Inventories                                                                     734,477           781,718
              Prepaid expenses and other current assets                                        11,115            41,271
                                                                                         ------------      ------------
                          Total current assets                                              2,432,556         2,628,637

              Property, Plant and Equipment                                                 3,125,131         3,193,043
              Patent Costs                                                                     73,095            73,992
              Web Site Development Costs                                                       18,450            24,615
              Other Assets                                                                     13,075            13,075
                                                                                         ------------      ------------

                          Total assets                                                   $  5,662,307      $  5,933,362
                                                                                         ============      ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
              Accounts payable                                                           $    296,595      $    325,632
              Accrued expenses                                                                 50,660            86,696
              Capital lease obligation-current portion                                         40,414            40,414
                                                                                         ------------      ------------
                          Total current liabilities                                           387,669           452,742
                                                                                         ------------      ------------

Long-Term Liabilities:
              Capital lease obligation, net of current portion                                194,403           203,965
                                                                                         ------------      ------------

Commitments, Contingencies, Other Matters and Subsequent Events                                  --                --

Stockholders' Equity:
              Common stock, $.001 par value; authorized 30,000,000
                          shares; issued 4,465,347 shares                                       4,465             4,741
              Additional paid-in capital                                                   10,696,107        11,174,677
              Deficit                                                                      (5,620,067)       (5,379,183)
                                                                                         ------------      ------------
                                                                                            5,080,505         5,800,235

Treasury stock, 0 and 79,500 common shares at cost                                               --            (288,660)
Stock subscription receivable, net of allowance of $2,712,000                                    (270)             (270)
Treasury stock receivable                                                                        --            (234,650)
                                                                                         ------------      ------------

                          Total stockholders' equity                                        5,080,235         5,276,655
                                                                                         ------------      ------------

                          Total liabilities and stockholders' equity                     $  5,662,307      $  5,933,362
                                                                                         ============      ============

              See notes to condensed consolidated financial statements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited

                                         Three Months Ended    Three Months Ended
                                           March 31, 2001        March 31, 2000
                                           --------------        --------------

Net Sales
     Formed metal                            $   746,356           $ 1,051,939
     Zone cabling termination cabinet            401,883               458,477
                                             -----------           -----------
                                               1,148,239             1,510,416
                                             -----------           -----------

Costs and Expenses:
     Cost of sales                               549,566               756,155
     Selling, general and administrative         809,649               867,611
     Stock-based compensation                     35,179                  --
                                             -----------           -----------
                                               1,394,394             1,623,766
                                             -----------           -----------

     Loss Before Other Income (Expense)         (246,155)             (113,350)
                                             -----------           -----------

Other Income (Expense)
     Interest income                              10,841                19,969
     Interest expense                             (8,793)               (1,649)
     Other income                                  3,223                   304
     Abandoned joint venture                        --                (200,000)
                                             -----------           -----------
                                                   5,271              (181,376)
                                             -----------           -----------

Net Loss                                     $  (240,884)          $  (294,726)
                                             ===========           ===========

Basic Net Loss Per Common Share              $     (0.05)          $     (0.07)
                                             ===========           ===========

See notes to condensed consolidated financial statements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited


                                                                        Three Months Ended   Three Months Ended
                                                                           March 31, 2001      March 31, 2000
                                                                           --------------      --------------
Cash Flows From Operating Activities:
     Net Loss                                                                $(240,884)          $(294,726)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
              Depreciation and amortization                                     85,984             104,172
              Warrants issued for services                                      35,179                --
              Decrease (Increase) in Operating Assets:
                   Accounts receivable                                         (25,146)            (84,476)
                   Accrued interest receivable                                  (8,875)               --
                   Inventories                                                  47,241            (122,178)
                   Prepaid expenses and other assets                            30,156             (19,126)
              Increase (Decrease) in Operating Liabilities:
                   Accounts payable and accrued expenses                       (65,073)           (131,024)
                                                                             ---------           ---------

              Net Cash Used in Operating Activities                           (141,418)           (547,358)
                                                                             ---------           ---------

Cash Flows From Investing Activities:
     Proceeds from sale of investments                                            --               833,344
     Acquisition of property and equipment (net of sales and retirement)       (11,009)           (159,926)
                                                                             ---------           ---------

              Net Cash Provided by (Used in) Investing Activities              (11,009)            673,418
                                                                             ---------           ---------

Cash Flows From Financing Activities:
     Acquisition of treasury stock                                                --              (109,074)
     Proceeds from issuance of common stock                                      9,284              40,000
     Payments on loans and capital lease obligations                            (9,562)            (73,812)
                                                                             ---------           ---------

              Net Cash Used in Financing Activities                               (278)           (142,886)
                                                                             ---------           ---------

Net Decrease in Cash and Cash Equivalents                                    $(152,705)          $ (16,826)

Cash and Cash Equivalents, Beginning                                         $ 399,948           $ 714,109
                                                                             ---------           ---------

Cash and Cash Equivalents, Ending                                            $ 247,243           $ 697,283
                                                                             =========           =========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                  $   8,793           $   1,649
                                                                             =========           =========

              See notes to condensed consolidated financial statements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 Unaudited

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements at March 31, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2001 and results of operations for the three months ended March 31, 2001 and 2000. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the company's Form 10-KSB.

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

Our wholly-owned subsidiary, Omega Metals, Inc., continues to manufacture zone cabling cabinets along with other metal fabricating jobs, ensuring quality and cost control. The ability to powder coat metals is available at our plant. We also acquired two machines to aid in punching, stamping and fabricating metal, representing a significant increase in the factory capacity.

We created two subsidiaries in 2000, registered with the Florida Secretary of State. AATK.com, LLC was formed February 2, 2000 as a joint venture with Vulcan Microsystems, Inc., and Grovegate Capital, LLC to create a Business-to-Business e-commerce portal. We owned 76%, Vulcan owned 19% and Grovegate owned 5% of the joint venture. The relationship with Vulcan ended in litigation. Because we believed the concept was viable, we built our own web presence with an in-house technology team, and Zonecabling.com, Inc. was incorporated as a subsidiary on May 4, 2000. We subsequently determined that marketing our products in this manner competed with our traditional marketing methods. Currently, this subsidiary is subject to a Management with Option to Purchase Agreement with a former shareholder and officer/director, signed March 27, 2001. Zonecabling.com's role is being re-evaluated. If the option to purchase the subsidiary is exercised before the expiration of the agreement on December 31, 2002, the Company would receive $500,000 under the terms of sale.

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

On April 10, 2001, American Access Technologies, Inc. entered into an Agreement and Plan of Merger with DataWorld Solutions, Inc., of Farmingdale, New York, in which our newly incorporated subsidiary, Dolphin Acquisition Corp., a corporation registered in Delaware, will be merged into DataWorld, with DataWorld the surviving subsidiary.

DataWorld shareholders will receive one share of American Access stock for every four shares of DataWorld common stock. Additionally, each share of DataWorld's Series B 8% Convertible Preferred Stock and its $6 Convertible Preferred Stock will be converted into identical shares of American Access Preferred Stock with like terms. Based on the 29,384,000 issued and outstanding shares of DataWorld Common Stock as of April 9, American Access would issue 7,246,000 shares of its Common Stock to DataWorld shareholders. DataWorld shareholders would hold 60.45% of the 11,986,947 American Access shares of Common Stock to be issued and outstanding. This assumes no exercise of outstanding stock options or warrants, no conversion of any outstanding Preferred Stock, and no exercise of appraisal rights by DataWorld shareholders.

NET LOSS PER COMMON SHARE

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented as it would be anti-dilutive. The computation of earnings per share is reflected in the following schedule:



        Computation of Net Loss         Three Months ended   Three Months ended
        Per Common Share                    March 31, 2001      March 31, 2000

        Net Income (Loss)                     $  (240,884)        $  (294,726)
        Cumulative Preferred Stock                      0             (14,631)
        Dividend
        Beneficial Conversion                           0                   0
                                              -----------         -----------
        Preferred Stock Dividend              $ (240,884)         $  (309,357)
                                              -----------         -----------


        Total Weighted Average                  4,742,322           4,237,934
                                              -----------         -----------
        Number of Common Shares
        and Equivalents
        Net Loss per Common Share             $     (0.05)        $     (0.07)
                                              -----------         -----------

NOTES RECEIVABLE RELATED PARTY

In May and June 2000, the Company authorized loans to three directors, who also are officer-employees of American Access or its subsidiaries, and who secured the loans with personal assets unrelated to these transactions. The secured loans were to enable these directors to cover margin calls precipitated by a drop in the price of the Company's common stock. On May 31,Director and Company President John Presley and Director Erik Wiisanen each executed a promissory note and security agreement for $75,000 and $60,000 respectively, payable to the Company on or before December 31, 2000, with interest at the rate of 10 percent paid in arrears. On June 8, 2000, Director and Chief Financial Officer Bobby Story executed two promissory notes and a security agreement for a total of $260,000, payable to the Company on or before December 31, 2000, with interest at the rate of 10 percent paid in arrears. Although the Company agreed to loan $260,000, ultimately only $200,000 was borrowed. In October 2000, Mr. Presley and Mr. Wiisanen executed additional promissory notes with identical terms for $10,000 each, payable to the Company on or before April 30, 2001. All of these notes have been extended to June 30, 2001. These transactions were approved by disinterested directors in accordance with the Florida Business Corporation Act. This transaction is included in stockholder notes receivable, a component of stockholders' equity.

LOAN OF TREASURY STOCK TO RELATED PARTY

The Company, on June 14, 2000, loaned 197,600 share of restricted Treasury stock to Officer and Director Bobby Story to cover a margin call. This loan was also secured with personal assets. The shares were to be returned to the company at the earlier of the date the common stock price reaches $15 or June 14, 2001.The shares were returned to the Company on March, 20, 2001. This transaction was approved by disinterested directors in accordance with the Florida Business Corporation Act. The Company is in the process of retiring the Treasury Stock and has accounted for the retirement of the Treasury Stock retroactively in the first quarter in the accompanying financial statements

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 27, 2001, the Company entered into a Management and Option to Purchase Agreement pursuant to its subsidiary Zonecabling.com, Inc. with Mr. Bobby Story, former stockholder, director/officer. Mr. Story is employed to manage the Business to Business e-commerce site with an option to purchase the subsidiary for $500,000. Mr. Story was issued 213,333 options to purchase the common stock of American Access with an exercise price of $2.25, as payment for managing the subsidiary, in addition to 25% of the net revenues, as defined, for the duration of the agreement. Prior to signing this agreement, the Company determined that marketing its products in this manner conflicted with its traditional channel distribution. Operation of the site was suspended pending re-evaluation of its potential. Mr. Story will evaluate the future of Zonecabling.com as an e-commerce site and implement a plan based on that evaluation.

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

The Company has recorded these notes receivable, net of an allowance, for collectibility in stockholder notes receivable, a component of stockholders' equity.

STOCK-BASED COMPENSATION

During the three months ended March 31, 2001, the Company issued 293,333 warrants to employees and officers/directors to purchase common stock with an exercise price of $2.25 which includes the Management and Option to Purchase Agreement pursuant to its subsidiary Zonecabling.com. Inc. Also during the quarter, the Company issued 214,435 warrants in connection with services provided to the Company with exercise prices ranging from $1.65 to $2.25.

Warrants

The granting of the warrants to consultants in the first quarter 2001 resulted in a charge to consulting fees in the amount of approximately $35,000 representing the fair value of the 400,000 warrants issued in 2000 that are being amortized in 2000 and 2001 and 214,435 warrants issued in 2001.

Fair Value Disclosures

Had compensation cost for the 293,333 warrants issued to employees, officers and directors been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                       Three Months Ended March 31, 2001
                                       ---------------------------------
              Net Loss:
                 As reported                    $  (240,884)
                                                ===========
                 Pro forma                      $  (264,072)
                                                ===========

              Loss Per Share:
                 Basic:
                    As reported                 $     (0.05)
                                                ===========
                    Pro forma                   $     (0.06)
                                                ===========

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in the three months ended March 31,2001. The following assumptions were applied in determining the pro forma compensation cost:

                                               Three Months Ended March 31, 2001
                                               ---------------------------------

             Risk Free Interest Rate                           5.5%

             Expected Dividend Yield                             -

             Expected Option Life                         1 - 2 1/2years

             Expected Stock Price Volatility              122% to 126%

3. Contingencies and Commitment

LEGAL PROCEEDINGS

The company is a involved in litigation that could potentially develop into a class action filing precipitated by the fall of the price of common stock in August, 1999. The suit was filed in United States District Court, Eastern District of New York, originally on September 22, 1999, and amended in February 2000. Plaintiffs Rachel Bass, Yuri Gurarity, Sol Gingold, Don Nagy, Marilyn Lesser-Gale and John Guida allege in the Amended Complaint that the defendants, primarily Capital International Security Group and its principals, Grovegate Capital Partners, LLC, and its principals, Bridge Bank and its principals and American Access Technologies, Inc., and its principals participated in a conspiracy to inflate the price of the Company's common stock for the purpose of allowing "insiders" to enrich themselves by selling personal holdings at the inflated price. Plaintiffs believe they were injured in an amount in excess of $30 million and seek treble their general damages and special compensatory damages with interest. The Company denies not only any wrongdoing, but most of the material factual allegations as well, and intends to vigorously defend this case. On March 29, 2001, our attorneys notified us that the judge has ruled to move the case to federal district court in Orlando, Florida. To date, the Company has paid for legal services as incurred, which includes the advancing of any legal fees for indemnification of defendants who are principals of the Company. However, there is no guarantee that expenses for indemnification of Company principals will not occur in the future. Company defendants have signed Conflict Waivers and Undertaking to Repay Expenses for Defense for indemnification under Florida Statutes Section 607.0850(6).

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

American Access at March 15 has filed suit in Seminole County Circuit Court, 18th Judicial Circuit, against McLean Ventures LLC, and personal guarantor Manuel Iglesias, for default in payment of a promissory note of $325,000, with accrued interest in excess of $36,000 at December 31, 2000. We are seeking full repayment of the note. The original promissor, Universal Beverages Holding Corp., Inc., assigned its obligations with written consent of the Company, after the Company filed a lawsuit for default of the original note of $500,000 plus accrued interest. Although McLean paid the accrued interest and a portion of the principal at assignment, its obligations were in default at October 31, 2000. This note is reserved for the full amount owed. At April 25, 2001, McLean Ventures had not answered our complaint, and we are seeking a default judgment in the case.


ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH
THE THREE MONTH ENDED MARCH 31, 2000

Revenues

Revenues for the three months ended March 31, 2001 decreased by $362,177 or 24.0% to $1,148,239 to as compared to $1,510,416 for the three months ended March 31, 2000. This decrease in revenues is the result of discontinuing future production of our Genco line of generator covers, and the economic downturn.

Costs and Expenses

Direct costs represent costs incurred by the Company to manufacture and assemble its products. These costs represent 47.9 % of revenues for the three months ended March 31, 2001 and 50.1 % of revenues for the three months ended March 31, 2000.

Selling, General and Administrative expenses decreased by $ 22,783 to $844,828 for the three months ended March 31, 2001 as compared to $867,611 for the three months ended March 31, 2000. This decrease was the result of continued cost-cutting strategies implemented by management over the past six months.

Income (Loss) from Operations

Loss from operations for the quarter ended March 31, 2001 was $246,155 as compared to a Loss of $113,350 for the quarter ended March 31,2000, an increase of $132,805.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities utilized cash of $141,418 during the three months ended March 31, 2001 as compared to utilizing cash of $547,358 during the three months ended March 31, 2000.


         Management's plans include the following:

o We began cutting costs when the curtain began to fall on our production and sales efforts in the forth quarter of 2000. The troubled economy caused manufacturing jobs to dry up, and zone cabling sales to wane. We invested in our inventory, and reduced our work force through attrition, while continuing to focus sales efforts on new and potential private label customers and on government service contracts. Currently, our warehouse has inventory ready to ship. The effects of the recent downturn in the economy have left some battle scars, but we are enthusiastic about our future.

o The Company has fine-tuned its sales strategy. Our team of sales and project managers, coordinated by a vice president of sales, spends more field time working as support for our distributors, Value Added Resellers, and end-users. We are making more direct calls on large corporations for private labeling and in conjunction with expansion projects they may have planned. We found that our distributors and end-users knew little about the value of using our products, so we put a premium on educating our team and our representatives in the merits of zone cabling. We realize that our competition is actually `the old way of doing things'. Part of our strategy is education about the benefits of zone cabling over traditional home run cabling. This includes participating as guest speakers at regional and national conferences. Additionally, our sales and project managers are beginning to cross-sell other metal fabricating jobs that Omega Metals may perform.

o We have put an emphasis on private labeling for other companies that see the value in our products but would prefer to market then under their own names. We have signed agreements with some large and well-respected telecommunications companies, and other agreements are pending.

o We have entered into an agreement with a former stockholder, officer/director for the management of, and with an option to purchase our e-commerce site, Zonecabling.com, Inc. The sale price has been set at $500,000 with the option to purchase the site expiring on December 31, 2002.

o The Company completed planned capital expenditures in 2000. We have moved from an acquisition and expansion phase into one of focused growth for sales and revenue. We remain virtually debt free and have the capacity for the manufacture of American Access products and other metal fabricating jobs with potential revenues three times our current revenues. The combined operation provides a greater diversification of facilities and equipment.

o American Access in 2000 implemented a Qualified Stock Option Incentive Plan for Employees and Directors. The plan was approved by shareholders at the 2000 annual meeting. We believe the plan is beneficial to the employee as incentive to make the company grow profitably.

o We have engaged the services of two investment bankers, M.S. Farrell & Co., Inc. and Kirlin Securities, Inc., to provide the Company with general investment banking advice which includes performing due diligence on DataWorld Solutions, Inc., the corporate candidate with which the Company is merging, pending shareholder approval and other customary conditions.

o The Company believes that it can acquire working capital through sale of additional securities, including exercise of outstanding warrants, private placement, or borrowings, including bank borrowing and private equity lines, in view of the nature of its customer base. Since our 67,500 sq. ft. plant is unencumbered, we also have the potential to mortgage it to raise capital. On May 2, 2000, the Company entered into a stock placement agreement through which it can acquire additional working capital through August 2001. However, at the present time, certain conditions of liquidity specified in that agreement are not met and until they are, this avenue for capital is unavailable. The company continues to be subject to a number of risk factors, including the uncertainty of market acceptance for its product line, the need for additional funds, competition, technological obsolescence and the difficulties faced by young companies in general.


                           PART II. OTHER INFORMATION


On April 9, 2001, we entered into Employment Agreements with three key management personnel. John Presley, President and Chief Executive Officer; Erik Wiisanen, Vice President of Sales for Omega Metals; and Joseph McGuire, Chief Financial Officer have one-year contracts that include salary, benefits and a grant of 5-year options to purchase the Company Common Stock at an exercise price of $2.25. Mr. Presley will be paid $175,000 annually, and was granted 332,685 stock options. Mr. Wiisanen will be paid $125,000 annually and was granted 332,685 options. Mr. McGuire will be paid $115,000 annually, and was granted 100,000 options.

On April 10, 2001, American Access Technologies, Inc. entered into an Agreement and Plan of Merger with DataWorld Solutions, Inc., of Farmingdale, New York, in which our subsidiary, Dolphin Acquisition Corp., a corporation registered in Delaware, will be merged into DataWorld, with DataWorld the surviving subsidiary.

DataWorld shareholders will exchange 4 shares of DataWorld Common Stock for 1 share of our Common Stock. Additionally, each issued and outstanding share of the DataWorld's Series B 8% Convertible Preferred Stock and its $6 Convertible Preferred Stock shall be converted into one share of convertible preferred stock of American Access, having substantially identical terms.

The Plan of Merger is subject to the approval of a majority of our shareholders, DataWorld's shareholders and other customary conditions to closing. We anticipate the special shareholders' meeting will be held on or before July 15, 2001.

ITEM 6.  EXHIBITS AND REPORTS
         --------------------

         (b)  EXHIBITS
         The following exhibits are being filed as part of this report:

         Exhibit No.       Description
         -----------       -----------

         8.2 Agreement and Plan of Merger with DataWorld Solutions, hereby incorporated by reference to our 8-K filed with the Securities and Exchange Commission on April 17, 2001.
         8.3 Management with Option to Purchase Agreement for the operation, Zonecabling.com, Inc., our subsidiary, between the Company and former shareholder, director/officer Bobby Story, on March 27, 2001, and hereby incorporated by reference to our Form 10-KSB, filed April 2, 2001.
         8.4 Employment Agreement , dated April 9, 2001, with John E. Presley, hereby incorporated by reference to the Company's 8-K filed April 20, 2001.
        8.5 Employment Agreement, dated April 9, 2001, with Erik Wiisanen, hereby incorporated by reference to the Company's 8-K, filed April 20, 2001.
        8.6 Employment Agreement, dated April 9, 2001, with Joseph McGuire, hereby incorporated by reference to the Company's 8-K, filed April 20, 2001.

        (c) One exhibit on Form 8-K is Incorporated By Reference, as filed with the Securities and Exchange Commission as a subsequent event on April 20, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 2001
                                    AMERICAN ACCESS TECHNOLOGIES, INC.
                                            (Registrant)

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