Form 10QSB
period 2001-06-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 2001-08-13
CIK 1043186

Form 10-QSB for AMERICAN ACCESS TECHNOLOGIES, INC.



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[XX] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) issued at June 30, 2001 was: 4,530,347.

               AMERICAN ACCESS TECHNOLOGIES, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited

                                     ASSETS

                                                                                             June 30, 2001        December 31, 2000
                                                                                            ---------------------------------------
Current Assets:
           Cash and cash equivalents                                                          $    217,756          $    399,948
           Accounts receivable, net of allowance of $58,403 and $62,400, respectively            1,087,031             1,011,712
           Notes receivable,directors and stockholders,including accrued interest                  190,460               393,988
           Inventories                                                                             673,431               781,718
           Prepaid expenses and other current assets                                                10,910                41,271
                                                                                              ------------          ------------
                     Total current assets                                                        2,179,588             2,628,637

           Property, Plant and Equipment                                                         3,042,579             3,193,043
           Patent Costs                                                                             72,198                73,992
           Web Site Development Costs                                                               12,300                24,615
           Other Assets                                                                             13,075                13,075
                                                                                              ------------          ------------
                     Total assets                                                             $  5,319,740          $  5,933,362
                                                                                              ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
           Accounts payable                                                                   $    419,761          $    325,632
           Accrued expenses                                                                         62,346                86,696
           Capital lease obligation-current portion                                                 43,452                40,414
                                                                                              ------------          ------------
                     Total current liabilities                                                     525,559               452,742
                                                                                              ------------          ------------
Long-Term Liabilities:
           Capital lease obligation, net of current portion                                        181,451               203,965
                                                                                              ------------          ------------

Commitments, Contingencies, Other Matters and Subsequent Events                                                               --

Stockholders' Equity:
           Common stock, $.001 par value;  authorized 30,000,000
               shares; issued 4,530,347 and 4,740,948 shares, respectively                           4,530                 4,741
           Additional paid-in capital                                                           10,870,884            11,174,677
           Deficit                                                                              (6,262,414)           (5,379,183)
                                                                                              ------------          ------------
                                                                                                 4,613,000             5,800,235

           Treasury stock, 0 and 79,500 common shares at cost                                           --              (288,660)
           Stock subscription receivable, net of allowance of $2,712,000                              (270)                 (270)
           Treasury stock receivable                                                                    --              (234,650)
                                                                                              ------------          ------------

                     Total stockholders' equity                                                  4,612,730             5,276,655
                                                                                              ------------          ------------

                     Total liabilities and stockholders' equity                               $  5,319,740          $  5,933,362
                                                                                              ============          ============

           See notes to condensed consolidated financial statements

               AMERICAN ACCESS TECHNOLOGIES, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                              Six Months        Six Months       Three Months        Three Months
                                                                Ended             Ended             Ended               Ended
                                                            June 30, 2001     June 30, 2000      June 30, 2001      June 30, 2000
                                                            --------------------------------------------------------------------
Net Sales
              Formed metal                                  $ 1,447,045        $ 1,841,271        $   700,688        $   789,332
              Zone cabling termination cabinet                  727,079          1,056,153            325,197            597,676
                                                            -----------        -----------        -----------        -----------
                                                              2,174,124          2,897,424          1,025,885          1,387,008
                                                            -----------        -----------        -----------        -----------

Costs and Expenses:
              Cost of sales                                   1,100,247          1,420,822            550,681            664,668
              Selling, general and administrative             1,539,171          1,942,854            729,521          1,073,547
              Stock-based compensation                          210,021                 --            174,842                 --
                                                            -----------        -----------        -----------        -----------
                                                              2,849,439          3,363,676          1,455,044          1,738,215
                                                                                                                     ...........

              Loss Before Other Income (Expense)               (675,315)          (466,252)          (429,159)          (351,207)
                                                            -----------        -----------        -----------        -----------

Other Income (Expense)
              Interest income                                    19,727             27,810              8,886              7,842
              Interest expense                                  (17,233)            (1,698)            (8,440)               (49)
              Other income                                       10,868             39,210              7,644             37,210
              Provision for doubtful loan receivable,
                 related party                                 (221,278)                --           (221,278)                --
              Abandoned joint venture                                --           (200,000)                --                 --
                                                            -----------        -----------        -----------        -----------
                                                               (207,916)          (134,678)          (213,188)            45,003
                                                            -----------        -----------        -----------        -----------

Net Loss                                                    $  (883,231)       $  (600,930)       $  (642,347)       $  (306,204)
                                                            ===========        ===========        ===========        ===========

Basic and Diluted Net Loss Per Common Share                 $     (0.19)       $     (0.14)       $     (0.14)       $     (0.07)
                                                            ===========        ===========        ===========        ===========

              See notes to condensed consolidated financial statements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                  Six Months            Six Months
                                                                                    Ended                 Ended
                                                                                 June 30, 2001        June 30, 2000
                                                                                 ----------------------------------
Cash Flows From Operating Activities:
     Net Loss                                                                    $  (883,231)         $  (600,930)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
             Depreciation and amortization                                           171,952              225,026
             Warrants and common stock issued for services                           210,021                   --
             Provision for doubtful loan receivable, related party                   221,278                   --
             Decrease (Increase) in Operating Assets:
                  Accounts receivable                                                (75,319)              74,654
                  Accrued interest receivable                                        (17,750)                  --
                  Inventories                                                        108,287             (169,353)
                  Prepaid expenses and other assets                                   30,361                2,335
             Increase (Decrease) in Operating Liabilities:
                  Accounts payable and accrued expenses                               69,779             (312,547)
                                                                                 -----------          -----------

             Net Cash Used in Operating Activities                                  (164,622)            (780,815)
                                                                                 -----------          -----------

Cash Flows From Investing Activities:
     Proceeds from sale of investments                                                    --              833,344
     Acquisition of property and equipment (net of sales and retirement)              (7,379)            (329,498)
     Decrease in note receivable                                                          --              248,427
     Loans to officers                                                                    --             (340,000)
     Purchase of domain name                                                              --              (10,000)
                                                                                 -----------          -----------

             Net Cash Provided by (Used in) Investing Activities                      (7,379)             402,273
                                                                                 -----------          -----------

Cash Flows From Financing Activities:
     Acquisition of treasury stock                                                        --             (531,395)
     Proceeds from issuance of common stock                                            9,284            1,573,884
     Payments on loans and capital lease obligations                                 (19,475)             (73,812)
                                                                                 -----------          -----------

             Net Cash Used in Financing Activities                                   (10,191)             968,677
                                                                                 -----------          -----------

Net Decrease in Cash and Cash Equivalents                                        $  (182,192)         $   590,135

Cash and Cash Equivalents, Beginning                                             $   399,948          $   714,109
                                                                                 -----------          -----------

Cash and Cash Equivalents, Ending                                                $   217,756          $ 1,304,244
                                                                                 ===========          ===========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                      $    17,233          $     1,698
                                                                                 ===========          ===========

            See notes to condensed consolidated financial statements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 Unaudited

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements at June 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2001 and results of operations for the six and three months respectively ended June 30, 2001 and 2000. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the company's Form 10-KSB.

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

On April 10, 2001, American Access Technologies, Inc. entered into an Agreement and Plan of Merger with DataWorld Solutions, Inc., of Farmingdale, New York, in which our newly incorporated subsidiary, Dolphin Acquisition Corp., a corporation registered in Delaware, was to have been merged into DataWorld, with DataWorld the surviving subsidiary. Subsequent to signing the agreement, DataWorld suffered material adverse effects to its business condition, which we believe so prejudiced the terms of the merger against our shareholders that we terminated the agreement on July 2, 2001. We filed for declaratory judgment in Seminole County Circuit Court, 18th District, seeking a ruling that we were privileged to terminate the agreement under its terms. We are awaiting that ruling.


NET LOSS PER COMMON SHARE

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of earnings per share is reflected in the following schedule:

  Computation of Net             Six Months ended     Six Months ended     Three Months ended      Three Months ended
  Loss Per Common Share           June 30, 2001         June 30, 2000        June 30, 2001           June 30, 2000
  Net Income (Loss)               $   (883,231)          $ (600,930)         $  (642,347)             $  (306,204)


  Total Weighted Average
  Number of Common Shares
  and Equivalents                    4,683,130            4,411,777            4,476,180                4,585,625
                                  ------------           ----------          -----------              -----------
  Net Loss per Common Share       $       (.19)          $     (.14)         $      (.14)             $      (.07)


NOTES RECEIVABLE RELATED PARTY

In May and June 2000, the Company authorized loans to three directors, who also are officer-employees of American Access or its subsidiaries, and who secured the loans with personal assets unrelated to these transactions. The secured loans were to enable these directors to cover margin calls precipitated by a drop in the price of the Company's common stock. On May 31,Director and Company President John Presley and Director Erik Wiisanen each executed a promissory note and security agreement for $75,000 and $60,000 respectively, payable to the Company on or before December 31, 2000, with interest at the rate of 10 percent paid in arrears. On June 8, 2000, Director and Chief Financial Officer Bobby Story executed two promissory notes and a security agreement for a total of $260,000, payable to the Company on or before December 31, 2000, with interest at the rate of 10 percent paid in arrears. Although the Company agreed to loan $260,000, ultimately only $200,000 was borrowed. In October 2000, Mr. Presley and Mr. Wiisanen executed additional promissory notes with identical terms for $10,000 each, payable to the Company on or before April 30, 2001. All three notes were extended to June 30, 2001 and subsequently to June 30, 2002. An allowance for doubtful collectibility has been recorded on the full principal and interest owed by Mr. Story ($221,278). These transactions were approved by disinterested directors in accordance with the Florida Business Corporation Act.

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



STOCK-BASED COMPENSATION

Merger Expense

In April 2001, the Company issued 65,000 shares of common stock to our outside counsel for legal services rendered in connection with the agreement and plan of merger with DataWorld Solutions, Inc. This charge was recorded in the second quarter and approximated $124,000.

Options

On April 9, 2001, the Company issued 765,370 stock options to three officers/directors in conjunction with employment agreements, to purchase common stock with an exercise price of $2.25.





 Warrants

The granting of warrants to consultants resulted in a charge to consulting fees in the amount of approximately $51,000 in the second quarter 2001 representing the fair value of the 400,000 warrants issued in 2000 that were and are being amortized in 2000 and 2001 and 214,435 warrants issued in 2001.



Fair Value Disclosures

Had compensation cost for the 765,370 stock options issued to officers/directors been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                                Three Months Ended June 30, 2001
                                                --------------------------------
             Net Loss:
                As reported                                $(642,347)
                                                            ========
                Pro forma                                  $(732,701)
                                                           =========

             Loss Per Share:
                Basic:
                   As reported                              $  (0.14)
                                                            ========
                   Pro forma                                $  (0.16)
                                                            ========

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in the three months ended June 30,2001. The following assumptions were applied in determining the pro forma compensation cost:

                                                Three Months Ended June 30, 2001

             Risk Free Interest Rate                        5.5%

             Expected Dividend Yield                          --

             Expected Option Life                        2 1/2 years

             Expected Stock Price Volatility                133%


3. Contingencies and Commitment

LEGAL PROCEEDINGS

The federal litigation against the Company, precipitated by the fall of the price of common stock in August, 1999, was dismissed on June 4, 2001, based upon the Plaintiffs' failure to comply with the Court's prior Order to Show Cause. Plaintiffs on July 3, 2001 filed a Motion to Reopen the case, and we subsequently filed a Memorandum of Law in Opposition to Plaintiffs' Motion. On August 2, 2001, the judge denied the Plaintiff's motion to reopen, ruling that the case will remain closed. The suit was filed in United States District Court, Eastern District of New York, originally on September 22, 1999, and amended in February 2000. In March 2001, the judge ruled to move the case to federal district court in Orlando, Florida. Plaintiffs Rachel Bass, Yuri Gurarity, Sol Gingold, Don Nagy, Marilyn Lesser-Gale and John Guida alleged in the Amended Complaint that the defendants, primarily Capital International Security Group and its principals, Grovegate Capital Partners, LLC, and its principals, Bridge Bank and its principals and American Access Technologies, Inc., and its principals participated in a conspiracy to inflate the price of the Company's common stock for the purpose of allowing "insiders" to enrich themselves by selling personal holdings at the inflated price. Plaintiffs believed they were injured in an amount in excess of $30 million and sought treble their general damages and special compensatory damages with interest. The Company has consistently denied not only any wrongdoing, but most of the material factual allegations as well. The Company has paid for legal services as incurred, which includes the advancing of any legal fees for indemnification of defendants who are principals of the Company. Company defendants have signed Conflict Waivers and Undertaking to Repay Expenses for Defense for indemnification under Florida Statutes Section 607.0850(6).

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

American Access at March 15 has filed suit in Seminole County Circuit Court, 18th Judicial Circuit, against McLean Ventures LLC, and personal guarantor Manuel Iglesias, for default in payment of a promissory note of $325,000, with accrued interest in excess of $36,000 at December 31, 2000. We are seeking full repayment of the note. The original promissor, Universal Beverages Holding Corp., Inc., assigned its obligations with written consent of the Company, after the Company filed a lawsuit for default of the original note of $500,000 plus accrued interest. Although McLean paid the accrued interest and a portion of the principal at assignment, its obligations were in default at October 31, 2000. This note is reserved for the full amount owed. We sought and received a default judgment in the case, and are currently taking all legal avenues toward perfecting that judgment

On April 10, 2001, American Access Technologies, Inc. entered into an Agreement and Plan of Merger with DataWorld Solutions, Inc., of Farmingdale, New York, in which our newly incorporated subsidiary, Dolphin Acquisition Corp., a corporation registered in Delaware, was to have been merged into DataWorld, with DataWorld the surviving subsidiary. Subsequent to signing the agreement, DataWorld suffered material adverse effects to its business condition, which we believe so prejudiced the terms of the merger against our shareholders that we terminated the agreement on July 2, 2001. We filed for declaratory judgment in Seminole County Circuit Court, 18th District, seeking a ruling that we were privileged to terminate the agreement under its terms. We are awaiting that ruling.

SUBSEQUENT EVENTS

On July 23, 2001, the Company issued 150,000 2-year warrants in connection with investment banking services provided to the Company with an exercise price of $1.25.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH
THE THREE AND SIX MONTH ENDED JUNE 30, 2000

Revenues

Revenues for the three months ended June 30, 2001 decreased by $361,123 or 26.0% to $1,025,885 as compared to $1,387,008 for the three months ended June 30, 2000. Revenues for the six months ended June 30, 2001 decreased by $723,300 or 24.9% to $2,174,124 as compared to $2,897,424 for the six months ended June 30, 2000. This decrease in revenues is the result of fewer new projects pursuant to the economic downturn.



Costs and Expenses

Direct costs represent costs incurred by the Company to manufacture and assemble its products. These costs represent 53.7 % of revenues for the three months ended June 30, 2001 and 47.9 % of revenues for the three months ended June 30, 2000. Direct costs represent 50.6% of revenues for the six months ended June 30, 2001 and 49.0% of revenues for the six months ended June 30, 2000. The increase in direct costs is primarily related to many smaller formed metal jobs produced in the past quarter as compared to a year ago.

Selling, General and Administrative expenses decreased by $ 344,026 to $729,521 for the three months ended June 30, 2001 as compared to $1,073,547 for the three months ended June 30, 2000. Selling, General and Administrative expenses decreased by $403,683 to $1,539,171 for the six months ended June 30, 2001 as compared to $1,942,854 for the six months ended June 30, 2000. This decrease was the result of continued cost-cutting strategies implemented by management over the past six months.

We issued 65,000 shares of common stock as stock-based compensation of approximately $124,000 to our outside counsel for legal services provided in conjunction with our Plan of Merger Agreement with DataWorld Solutions, Inc. The merger agreement was terminated in July 2001.


Income (Loss) from Operation

Loss from operations for the quarter ended June 30, 2001 was $429,159 as compared to a Loss of $351,207 for the quarter ended June 30,2000, an increase of $77,952. Loss from operations for the six months ended June 30, 2001 was $675,315 as compared to a Loss of $466,252 for the six months ended June 30, 2000, an increase of $209,063. The increased Loss is the result of the reduction in revenues partially offset by the cost saving in Selling, General and Administrative expenses.

Net Income (Loss)

Net loss for the quarter ended June 30, 2001 was $642,347, compared to $306,204 for the quarter ended June 30, 2000. Net loss for the six months ended June 30, 2001 was $883,231, compared to a net loss of $600,930 for the six months ended June 30, 2000. A portion of the net loss, $221,278, can be attributed to the allowance taken for a doubtful loan receivable.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities utilized cash of $164,622 during the six months ended June 30, 2001 as compared to utilizing cash of $780,815 during the six months ended June 30, 2000.

Management's plans include the following:

The Company has reworked its marketing plan to become the industry standard, not just an option to traditional cabling methods. Our marketing plan envisions a distribution chain that includes forging relationships with and ultimately selling our products to:

o Systems Providers (Original Equipment Manufacturers or OEMs) that buy and sell product and specify telecommunications systems to end-users. We have signed private label agreements with companies such as Tyco, Flexspace and others. Marketing through systems providers is much like selling tires to an automobile manufacturer, ensuring that the tire is incorporated into the design of the auto at the beginning, rather than setting up shop to sell tires to auto owners who are already driving cars with tires. For us, being specified as part of a whole telecommunications system at the pre-design phase is an important part of our sales effort, so we focus on getting the word out to OEMs about the benefits of zone cabling;

o Distributors that stock, sell and finance product and whole systems. We work with Graybar, Anixter, and GE Supply, as well as other distributors that employ a sales force to support and sell product through contractors. Working closely with distributors ensures that their sales efforts are successful because their sales personnel understand why zone cabling products are important to a network;

o Contractors who install, test and guarantee the network systems they build for end-users. Contractors also work closely with the architects and Information Technology Systems Designers who need to know the benefits of zone cabling so it can be specified from the beginning of a project;

o End-users that can specify the most cost-efficient system available to them will want to hear the American Access zone cabling story from their architects, contractors, distributors or systems providers. Forging all of these relationships gives us the edge in education. The more you know about us, the more likely you are to buy the products we manufacture.

As we build relationships on four levels, the products we manufacture can be sold to systems providers and distributors, who in turn sell to contractors or directly to the end-user. Because our products are an integral part of a telecommunications network, we market them for inclusion in those networks, not just as separate entities. Again, consider the tire manufacturer that broadens its sales success by selling tires to the automobile manufacturer for inclusion in the finished product. Our goal is to reach beyond the concept that our product is an alternative to traditional home run cabling and to make zone cabling the standard in the industry.

Combined with growing orders by our established distributors, the recent private label agreements and pending orders with divisions of Tyco and others should increase our sales in the last two quarters of 2001.

     o The Company believes that it can acquire working capital through sale of additional securities, including exercise of outstanding warrants, private placement, or borrowings, including bank borrowing and private equity lines, in view of the nature of its customer base. Since our 67,500 sq. ft. plant is unencumbered, we also have the potential to mortgage it to raise capital. On May 2, 2000, the Company entered into a stock placement agreement through which it can acquire additional working capital through November 2001. However, at the present time, certain conditions of liquidity specified in that agreement are not met and until they are, this avenue for capital is unavailable. The company continues to be subject to a number of risk factors, including the uncertainty of market acceptance for its product line, the need for additional funds, competition, technological obsolescence and the difficulties faced by young companies in general.

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

On April 10, 2001, American Access Technologies, Inc. entered into an Agreement and Plan of Merger with DataWorld Solutions, Inc., of Farmingdale, New York, in which our newly incorporated subsidiary, Dolphin Acquisition Corp., a corporation registered in Delaware, was to have been merged into DataWorld, with DataWorld the surviving subsidiary. Subsequent to signing the agreement, DataWorld suffered material adverse effects to its business condition, which we believe so prejudiced the terms of the merger against our shareholders that we terminated the agreement on July 2, 2001. We filed for declaratory judgment in Seminole County Circuit Court, 18th District, seeking a ruling that we were privileged to terminate the agreement under its terms. We are awaiting that ruling.


ITEM 6.  EXHIBITS AND REPORTS
         --------------------

         (b) EXHIBITS
         The following exhibits are being filed as part of this report:

Exhibit No.       Description

  8.2 Agreement and Plan of Merger with DataWorld Solutions, hereby incorporated by reference to our 8-K filed with the Securities and Exchange Commission on April 17, 2001.
  8.3 Termination of Agreement and Plan of Merger with DataWorld Solutions, hereby incorporated by reference to our 8-K filed with the Securities and Exchange Commission on July 19, 2001
  8.4 Employment Agreement, dated April 9, 2001, with John E. Presley, hereby incorporated by reference to the Company's 8-K filed April 20, 2001.
  8.5 Employment Agreement, dated April 9, 2001, with Erik Wiisanen, hereby incorporated by reference to the Company's 8-K, filed April 20, 2001.
  8.6 Employment Agreement, dated April 9, 2001, with Joseph McGuire, hereby incorporated by reference to the Company's 8-K, filed April 20, 2001.

         (c) Two exhibits on Form 8-K are Incorporated By Reference, as filed with the Securities and Exchange Commission on April 20, 2001 and as a subsequent event on July 19, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 10, 2001
                                    AMERICAN ACCESS TECHNOLOGIES, INC.
                                              (Registrant)

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