Form 10QSB
period 2001-09-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 2001-11-14
CIK 1043186

Form 10-QSB for AMERICAN ACCESS TECHNOLOGIES, INC.



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [XX] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at November 12, 2001 was: 5,846,869.

              AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   Unaudited

                                    ASSETS

                                                                                September 30, 2001    December 31, 2000
                                                                               -----------------------------------------
Current Assets:
           Cash and cash equivalents                                                 $   183,207       $   399,948
           Accounts receivable, net of allowance of $75,000 and $62,400, respectively    870,494         1,011,712
           Notes receivable,directors and stockholders,including accrued interest        421,222           393,988
           Inventories                                                                   666,082           781,718
           Prepaid expenses and other current assets                                       8,232            41,271
                                                                               ------------------------------------
                     Total current assets                                              2,149,237         2,628,637

           Property, Plant and Equipment                                               2,951,493         3,193,043
           Patent Costs                                                                   71,301            73,992
           Web Site Development Costs                                                      6,150            24,615
           Other Assets                                                                   13,075            13,075
                                                                               ------------------------------------

                     Total assets                                                    $ 5,191,256       $ 5,933,362
                                                                               ====================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
           Accounts payable                                                          $   409,407       $   325,632
           Accrued expenses                                                               73,918            86,696
           Capital lease obligation-current portion                                       45,055            40,414
                                                                               ------------------------------------
                     Total current liabilities                                           528,380           452,742
                                                                               ------------------------------------

Long-Term Liabilities:
           Capital lease obligation, net of current portion                              169,569           203,965
                                                                               ------------------------------------
Commitments, Contingencies, Other Matters and Subsequent Events                                                  -

Stockholders' Equity:
           Common stock, $.001 par value;  authorized 30,000,000
                     shares; issued 4,530,347 and 4,740,948 shares, respectively           4,530             4,741
           Additional paid-in capital                                                 10,924,133        11,174,677
           Deficit                                                                    (6,435,086)       (5,379,183)
                                                                               ------------------------------------
                                                                                       4,493,577         5,800,235

           Treasury stock, 0 and 79,500 common shares at cost                                  -          (288,660)
           Stock subscription receivable, net of allowance of  $2,712,000                   (270)             (270)
           Treasury stock receivable                                                           -          (234,650)
                                                                               ------------------------------------

                     Total stockholders' equity                                        4,493,307         5,276,655
                                                                               ------------------------------------

                     Total liabilities and stockholders' equity                      $ 5,191,256       $ 5,933,362
                                                                               ====================================

           See notes to condensed consolidated financial statements.

              AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited

                                                         Nine Months      Nine Months       Three Months      Three Months
                                                            Ended           Ended              Ended              Ended
                                                        September 30,    September 30,      September 30,     September 30,
                                                            2001              2000               2001             2000
                                                      ----------------------------------------------------------------------
Net Sales
              Formed metal                               $ 2,026,549       $ 2,606,290       $   579,504       $   765,020
              Zone cabling termination cabinet               924,445         1,315,071           197,366           258,918
                                                      ----------------------------------------------------------------------
                                                           2,950,994         3,921,361           776,870         1,023,938
                                                      ----------------------------------------------------------------------

Costs and Expenses:
              Cost of sales                                1,558,523         1,967,031           458,276           546,209
              Selling, general and administrative          2,197,425         3,002,268           658,255         1,059,414
              Stock-based compensation                       273,270              --              63,249              --
                                                      ----------------------------------------------------------------------
                                                           4,029,218         4,969,299         1,179,780         1,605,623
                                                      ----------------------------------------------------------------------

              Loss Before Other Income (Expense)          (1,078,224)       (1,047,938)         (402,910)         (581,685)
                                                      ----------------------------------------------------------------------

Other Income (Expense)
              Interest income                                 29,218            52,003             9,492            24,191
              Interest expense                               (25,307)           (1,739)           (8,074)              (41)
              Other income                                    18,410            51,564             7,542            12,354
              Provision for doubtful loan receivable,
                related party                                   --                --             221,278              --
              Abandoned joint venture                           --            (200,000)             --                --
                                                      ----------------------------------------------------------------------
                                                              22,321           (98,172)          230,238            36,504
                                                      ----------------------------------------------------------------------

Net Loss                                                 $(1,055,903)      $(1,146,110)      $  (172,672)      $  (545,181)
                                                      ======================================================================

Basic and Diluted Net Loss Per Common Share              $     (0.23)      $     (0.25)      $     (0.04)      $     (0.11)
                                                      ======================================================================

              See notes to condensed consolidated financial statements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                 Nine Months          Nine Months
                                                                                     Ended                 Ended
                                                                              September 30, 2001   September 30, 2000
                                                                            -------------------------------------------
Cash Flows From Operating Activities:
     Net Loss                                                                     $(1,055,903)          $(1,146,110)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
             Depreciation and amortization                                            266,587               341,769
             Warrants and common stock issued for services                            273,270                  --
             Decrease (Increase) in Operating Assets:
                  Accounts receivable                                                 141,217               227,675
                  Accrued interest receivable                                         (27,235)               30,962
                  Inventories                                                         115,636              (158,198)
                  Prepaid expenses and other assets                                    33,040               (21,958)
             Increase (Decrease) in Operating Liabilities:
                  Accounts payable and accrued expenses                                60,997               (34,651)
                  Compensation due to officers/directors/stockholders                    --                 (66,394)
                  Retirement plan payable                                                --                 (75,000)
                                                                            -------------------------------------------

             Net Cash Used in Operating Activities                                   (192,391)             (901,905)
                                                                            -------------------------------------------

Cash Flows From Investing Activities:
     Proceeds from sale of investments                                                   --                 833,344
     Acquisition of property and equipment (net of sales and retirement)               (3,879)             (516,221)
     Decrease in note receivable                                                         --                 175,000
     Loans to officers                                                                   --                (320,000)
     Purchase of domain name                                                             --                   2,494
     Costs for building under construction                                               --                (125,000)
                                                                            -------------------------------------------

             Net Cash Provided by (Used in) Investing Activities                       (3,879)               49,617
                                                                            -------------------------------------------

Cash Flows From Financing Activities:
     Acquisition of treasury stock                                                       --                (609,146)
     Proceeds from issuance of common stock                                             9,284             1,584,156
     Payments on loans and capital lease obligations                                  (29,755)              (83,812)
     Increase in note payable                                                            --                 115,000
                                                                            -------------------------------------------

             Net Cash Provided by (Used In) Financing Activities                      (20,471)            1,006,198
                                                                            -------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                              $  (216,741)          $   153,910
                                                                            -------------------------------------------
Cash and Cash Equivalents, Beginning                                              $   399,948           $   714,109
                                                                            -------------------------------------------

Cash and Cash Equivalents, Ending                                                 $   183,207           $   868,019
                                                                            ===========================================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                       $    25,307           $     1,739
                                                                            ===========================================

             See notes to condensed consolidated financial statements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2001 Unaudited

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements at September 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2001 and results of operations for the nine and three months respectively ended September 30, 2001 and 2000. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Form 10-KSB.

2.  Nature of Business and Summary of Significant Accounting Policies.

BUSINESS

American Access Technologies, Inc. manufactures patented zone cabling enclosures for the telecommunications industry, enabling businesses and government to Move, Add, and Change copper and fiber optic cabling to keep pace with changes in high-speed communications networks. Our ceiling and raised floor cabinets, our systems furniture panels, and our new wireless solution can save up to 70% of the cost to reconfigure office and school data centers and networks by eliminating excessive wiring and rewiring in traditional home run arrangements.

Our wholly-owned subsidiary, Omega Metals, Inc., continues to manufacture zone cabling cabinets along with other metal fabricating jobs, ensuring quality and cost control. The ability to powder coat metals is available at our plant. We also have the ability to punch and stamp metal.

Our subsidiary AATK.com, LLC, on September 28, 2001 was administratively dissolved by the Florida Department of State. The subsidiary was created on February 2, 2000, as a joint venture with Vulcan Microsystems, Inc., and Grovegate Capital, LLC to create a Business-to-Business e-commerce portal. We owned 76%, Vulcan owned 19% and Grovegate owned 5% of the joint venture. The relationship with Vulcan ended in litigation. Because we believed the concept was viable, we built our own web presence with an in-house technology team, and Zonecabling.com, Inc. was incorporated as a subsidiary on May 4, 2000. We subsequently determined that marketing our products in this manner competed with our traditional marketing methods. Currently, this subsidiary is subject to a Management with Option to Purchase Agreement with a former shareholder and officer/director, signed March 27, 2001. Zonecabling.com's role is being re-evaluated and the terms of the Agreement are being renegotiated. The agreement ends December 31, 2002.

We have expanded our proprietary line of products, and have entered into private labeling agreements with several manufacturers, for which we custom design products to their specifications, serving as an Original Equipment Manufacturer, or label our standard and modified products to suit these customers' needs. Most recently, we added a wireless solution to our line, originally developed for the University of Florida, but which has generated great interest in the commercial marketplace. In October 2001, a major solutions provider placed a substantial order for the wireless units, with expectations of future orders.

American Access has been approved as a vendor for government services contracts. As an approved vendor, we will be able to sell our products for network applications at the federal level. Through one of our private label partners, we sub-contracted to manufacture a key component in a secured telecommunications unit ordered for rush delivery by the Pentagon to be installed during renovations after the recent tragedy. We also participated as the sub-contractor in the manufacture of a chemical warfare detector used by the U.S. Army.

We were invited to join the Telecommunications Industry Association, and have committed to working on its subcommittees that study zone cabling solutions. The TIA sets telecommunications industry standards.

We also are creating an Advisory Board of accomplished professionals in the telecommunications and other related industries. Advisory board members will assist us in evaluating joint ventures, pending and future private label agreements, and possible future acquisitions and mergers. Members may also review public relations and marketing materials, make presentations, introduce the Company's zone cabling products to help establish a niche in the marketplace, suggest improvements to business procedures, and advise the Company on products, industry customs and trends.

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of earnings per share is reflected in the following schedule:

Computation of Net Loss       Nine Months ended   Nine Months ended   Three Months ended  Three Months ended
Per Common Share                Sept. 30, 2001      Sept. 30, 2000      Sept. 30, 2001      Sept. 30, 2000
                                --------------      --------------      --------------      --------------
Net Income (Loss)                $(1,055,903)        $(1,146,110)        $  (172,672)        $  (545,181)

Total Weighted Average
Number of Common Shares
and Equivalents                    4,630,480           4,509,526           4,530,347           4,740,947
                                 -----------         -----------         -----------         -----------

Net Loss per Common Share        $     (0.23)        $     (0.25)        $     (0.04)        $     (0.11)
                                 -----------         -----------         -----------         -----------

NOTES RECEIVABLE RELATED PARTY

         In May and June 2000, the Company authorized loans to three directors, who also were officer-employees of American Access or its subsidiaries, and who secured the loans with personal assets unrelated to these transactions. The secured loans were to enable these directors to cover margin calls precipitated by a drop in the price of the Company's common stock. On May 31, 2000 Director and Company President John Presley and Director Erik Wiisanen each executed a promissory note and security agreement for $75,000 and $60,000 respectively, payable to the Company on or before December 31, 2000, with interest at the rate of 10 percent paid in arrears. On June 8, 2000, Director and Chief Financial Officer Bobby Story executed two promissory notes and a security agreement for a total of $200,000, payable to the Company on or before December 31, 2000, with interest at the rate of 10 percent paid in arrears. In October 2000, Mr. Presley and Mr. Wiisanen executed additional promissory notes with identical terms for $10,000 each, payable to the Company on or before April 30, 2001. All three notes were extended to June 30, 2001and subsequently to June 30, 2002. An allowance for doubtful collectibility was recorded on the full principal and interest owed by Mr. Story ($221,278). However, on October 18, 2001, Mr. Story repaid his note for $226,866.80, which includes 26,866.80 interest to date. The reserve for collectibility was reversed in the third quarter. These transactions were approved by disinterested directors in accordance with the Florida Business Corporation Act.

STOCK-BASED COMPENSATION

Common Stock

On August 1, 2001 the Company entered into an agreement for investment banking services with Kirlin Securities. We agreed to pay Kirlin $5,000 of common stock a month, the amount of shares due, to be recalculated quarterly, for one year, payable at the beginning of each three-month period. The Company registered 60,000 shares of common stock on an SB-2 that became effective October 10, 2001, in anticipation of payments to be made for the life of the contract. The Company issued payment of 15,000 shares on October 12, 2001.

Options

On August 15, 2001, directors renewed the 2000 stock option plans for directors and officers/employees, issuing 840,000 options pending approval for changes by stockholders at the next annual meeting. The purpose of the Plan is to advance the interests of the Company and its shareholders by providing a means to attract, retain and reward employees (including employees who may be directors and officers), independent contractors and consultants of the Company and its subsidiaries with an added incentive to provide their services to the Company and to induce them to exert their maximum efforts towards the Company's success.

 Warrants

On July 23, 2001, the Company issued 150,000 2-year warrants in connection with investment banking services provided to the Company with an exercise price of $1.25. Additionally, the Company pursuant to a settlement agreement in 1998 issued 40,000 3-year warrants to Steve Jones, a former officer/director. The exercise price is $1.13.

The granting of warrants or stock to consultants resulted in a charge to stock based compensation in the amount of approximately $63,000 in the third quarter 2001 representing the fair value of the 400,000 warrants issued in 2000, which were and are being amortized in 2000 and 2001 and 404,435 warrants issued in the first nine months of 2001, which are being amortized in 2001 and 2002.


Fair Value Disclosures

Had compensation cost for the 765,370 stock options issued to officers/directors in the second quarter and additional 840,000 stock options issued in the third quarter, pending shareholder approval, been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                            Nine Months Ended September 30, 2001            Three Months Ended September 30, 2001
                            ------------------------------------            -------------------------------------
Net Loss:
   As reported                         $(1,055,903)                                    $  (172,672)
                                       ===========                                     ===========
   Pro forma                           $(1,747,579)                                    $  (750,806)
                                       ===========                                     ===========

Loss Per Share:
   Basic:
      As reported                            (0.23)                                    $     (0.04)
                                       ===========                                     ===========
      Pro forma                              (0.38)                                    $     (0.17)
                                       ===========                                     ===========

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in the three months ended September 30,2001. The following assumptions were applied in determining the pro forma compensation cost:

                            Nine Months Ended September 30, 2001            Three Months Ended September 30, 2001
                            --------------------------------------          -------------------------------------

Risk Free Interest Rate                        5.5%                                             5.5%

Expected Dividend Yield                         --                                               --

Expected Option Life                1.0 - 2.5 years                                  1.0 - 2.5 years

Expected Stock Price Volatility         122% - 133%                                       126% - 133%


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

American Access at March 15 has filed suit in Seminole County Circuit Court, 18th Judicial Circuit, against McLean Ventures LLC, and personal guarantor Manuel Iglesias, for default in payment of a promissory note of $325,000, with accrued interest in excess of $36,000 at December 31, 2000. We are seeking full repayment of the note. The original promissor, Universal Beverages Holding Corp., Inc., assigned its obligations with written consent of the Company, after the Company filed a lawsuit for default of the original note of $500,000 plus accrued interest. Although McLean paid the accrued interest and a portion of the principal at assignment, its obligations were in default at October 31, 2000. This note is reserved for the full amount owed. We sought and received a default judgment in the case against McLean and the guarantor, and are currently taking all legal avenues toward perfecting that judgment

On April 10, 2001, American Access Technologies, Inc. entered into an Agreement and Plan of Merger with DataWorld Solutions, Inc., of Farmingdale, New York, in which our newly incorporated subsidiary, Dolphin Acquisition Corp., a corporation registered in Delaware, was to have been merged into DataWorld, with DataWorld the surviving subsidiary. Subsequent to signing the agreement, DataWorld suffered material adverse effects to its business condition, which we believe so prejudiced the terms of the merger against our shareholders that we terminated the agreement on July 2, 2001. We filed for declaratory judgment in Seminole County Circuit Court, 18th District, seeking a ruling that we were privileged to terminate the agreement under its terms. Subsequently, DataWorld countersued for $500,000, the termination payment specified in the agreement, payable under limited circumstances. We do not believe that DataWorld is entitled to the termination payment. We asked for leave to amend our complaint, and we are seeking general damages in excess of $15,000 from DataWorld for breach of contract.


SUBSEQUENT EVENTS

From October 10-12, 2001, a total of 1,286,522 stock purchase warrants at $1.25, $1.65 and $2.25 were exercised by employees, outside consultants, and former affiliates, for net proceeds to the Company of $2,624,675.

On October 18, 2001 Bobby Story repaid to the Company two promissory notes for $200,000 plus interest of $26,866.80 for a total of $226,866.80. On June 8,
2000, then-Director and Chief Financial Officer Bobby Story executed two promissory notes and a security agreement, payable to the Company on or before December 31, 2000, with interest at the rate of 10 percent paid in arrears. The notes were extended to June 30, 2001 and subsequently to June 30, 2002. An allowance for doubtful collectibility was recorded on the full principal and interest owed by Mr. Story ($221,278) at June 30, 2001, but that allowance was reversed in the third quarter 2001.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
        COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues

Revenues for the three months ended September 30, 2001 decreased by $247,068 or 24.1% to $776,870 as compared to $1,023,938 for the three months ended September 30, 2000. Revenues for the nine months ended September 30, 2001 decreased by $970,367 or 24.7 % to $2,950,994 as compared to $3,921,361 for the nine months ended September 30, 2000. This decrease in revenues is the result of fewer new projects pursuant to the economic downturn.

Costs and Expenses

Direct costs represent costs incurred by the Company to have its products manufactured and assembled. These costs represent 58.9 % of revenues for the three months ended September 30, 2001 and 53.3 % of revenues for the three months ended September 30, 2000. Direct costs represent 52.8 % of revenues for the nine months ended September 30, 2001 and 50.2 % of revenues for the nine months ended September 30, 2000. The increase in direct cost percentage is related to smaller formed metal jobs produced in the past two quarters as compared to a year ago and a price decrease in the zone cabling products.

Selling, General and Administrative expenses decreased by $401,159 to $658,255 for the three months ended September 30, 2001 as compared to $1,059,414 for the three months ended September 30, 2000. Selling, General and Administrative expenses decreased by $804,843 to $2,197,425 for nine months ended September 30, 2001 as compared to $3,002,268 for the nine months ended September 30, 2000. This decrease was the result of continued cost-cutting strategies implemented by management over the past nine months.

Income (Loss) from Operations

Loss from operations for the quarter ended September 30, 2001 was $402,910 as compared to a Loss of $581,685 for the quarter ended September 30, 2000, a decrease of $178,775. Loss from operations for the nine months ended September 30, 2001 was $1,078,224 as compared to a Loss of $1,047,938 for the nine months ended September 30, 2000, an increase of $30,286. The decreased Loss for the three months is the result of the cost saving in Selling, General and Administrative expenses. For the nine months, the slight increase is due primarily to the reduction in revenues.

Net Income (Loss)

Net loss for the quarter ended September 30, 2001 was $172,672 compared to $545,181 for the quarter ended September 30, 2000. Net loss for the nine months ended September 30, 2001 was $1,055,903 compared to $1,146,110 for the nine months ended September 30, 2000. A note receivable for which a reserve was taken in the quarter ended June 30, 2001, was repaid in full in October and the reserve was reversed in the quarter ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities utilized cash of $192,391 during the nine months ended September 30, 2001 as compared to utilizing cash of $901,905 during the nine months ended September 30, 2000.

Management's plans include the following:

The Company has reworked its marketing plan to coincide with the growing acceptance of zone cabling in the marketplace. Our marketing plan envisions a distribution chain that includes forging relationships with and ultimately selling our products to:

o Systems Providers (Original Equipment Manufacturers or OEMs) that buy and sell product and specify telecommunications systems to end-users. We have signed private label agreements with companies such as Tyco, Hitachi, Flexspace and others. Marketing through systems providers is much like selling tires to an automobile manufacturer, ensuring that the tire is incorporated into the design of the auto at the beginning, rather than setting up shop to sell tires to auto owners who are already driving cars with tires. For us, being specified as part of a whole telecommunications system at the pre-design phase is an important part of our sales effort, so we focus on getting the word out to OEMs about the benefits of zone cabling;
o Distributors that stock, sell and finance product and whole systems. We work with Graybar, Anixter, and GE Supply, as well as other distributors that employ a sales force to support and sell product through contractors. Working closely with distributors ensures that their sales efforts are successful because their sales personnel understand why zone cabling products are important to a network;
o Contractors who install, test and guarantee the network systems they build for end-users. Contractors also work closely with the architects and Information Technology Systems Designers who need to know the benefits of zone cabling so it can be specified from the beginning of a project;
o End-users that can specify the most cost-efficient system available to them will want to hear the American Access zone cabling story from their architects, contractors, distributors or systems providers. Forging all of these relationships gives us the edge in education. The more you know about us, the more likely you are to buy the products we manufacture.

As we build relationships on four levels, the products we manufacture can be sold to systems providers and distributors, who in turn sell to contractors or directly to the end-user. Because our products are an integral part of a telecommunications network, we market them for inclusion in those networks, not just as separate entities. Again, this is similar to the tire manufacturer that broadens its sales success by selling tires to the automobile manufacturer for inclusion in the finished product. Our goal is to reach beyond the concept that our product is an alternative to traditional home run cabling and to make zone cabling the standard in the industry.

Between October 10 and 12, 2001 the Company acquired substantial working capital through the exercise of outstanding warrants by investment bankers, employees and consultants. Additionally, two promissory notes totaling $200,000, plus interest of $26,866.80 have been paid back to the Company on October 18, 2001. We believe that the capital generated by the exercise of warrants and the repayment of the loan will be sufficient for us to meet our needs over the next fiscal year. Any additional capital needs can be met through private placement, or borrowings, including bank borrowing and private equity lines, in view of the nature of our customer base. Since our 67,500 sq. ft. plant is unencumbered, we also have the potential to mortgage it to raise capital. On May 2, 2000, the Company entered into a stock placement agreement through which it can acquire additional working capital through November 2001. However, at the present time, certain conditions of liquidity specified in that agreement are not met and until they are, this avenue for capital is unavailable. The Company continues to be subject to a number of risk factors, including the uncertainty of market acceptance for its product line, the need for additional funds, competition, technological obsolescence and the difficulties faced by young companies in general.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS
         --------------------

(b)      EXHIBITS
         The following exhibits are being filed as part of this report:

         Exhibit No.                        Description
         -----------                        -----------

         (c.) Exhibits on Form 8-K          Incorporated By Reference, as filed with the Securities and
                                            Exchange Commission on July 19, 2001 and August 14, 2001.
                                            Additionally, as a subsequent event, an 8-K was filed November 9, 2001 and is also Incorporated by Reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 2001
                                         AMERICAN ACCESS TECHNOLOGIES, INC.
                                  (Registrant)

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