Form 10KSB40
period 2001-12-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2002-03-29
CIK 1043186

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to _____________

                        Commission file number: 000-24575

                       AMERICAN ACCESS TECHNOLOGIES, INC.
            --------------------------------------------------------
            (Name of small business issuer specified in its charter)

             Florida                                           59-3410234
  ----------------------------                              ----------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                           Identification No.)


             37 Skyline Drive, Suite 1101, Lake Mary, Florida 32746
             ------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (407) 333-1446
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
                                (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes__X___ No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2001 were $ 4,068,224.

The number of shares outstanding of the issuer's common stock as of March 22, 2002 was 5,844,870 shares. The aggregate market value of the common stock ( 5,558,400 shares) held by non-affiliates, based on the closing price ($0.64) of the common stock as of March 22, 2002 was $3,557,376.

Transitional Small Business Disclosure Format (Check one): Yes     No   X
                                                               ---     ----

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

ITEM 1. DESCRIPTION OF THE BUSINESS

GENERAL

         American Access Technologies, Inc. manufactures patented zone cabling enclosures for the telecommunications industry, enabling businesses and government entities to move, add to, and change copper and fiber optic cabling to keep pace with changes in high-speed communications networks. Our ceiling and raised-floor cabinets, and our systems furniture panels, can save up to 70% of the cost to reconfigure office and school data centers and networks by eliminating excessive wiring and rewiring in traditional home run arrangements. To keep pace with the market, we introduced a wireless access-point enclosure in 2001.

         Our wholly-owned subsidiary, Omega Metals, Inc., continues to manufacture zone cabling cabinets along with other metal fabricating jobs, ensuring quality and cost control. Omega in 2000 and again in 2001 was sub-contracted to participate in the manufacture of chemical warfare detectors for the U.S. Army. Also, Omega provided a key component for a secured telecommunications system pursuant to a rush order for the Pentagon's ongoing renovations and emergency need in the fall of 2001.

         In January 2002, we acquired the product rights to the Eclipse Ultraviolet Light Air Cleansing System. Our initial marketing strategy aggressively targets contractors and distributors who will supply the system to the homeowner, for installation in the central air conditioning system.

         Currently a member of the Telecommunications Industry Association, our Company has committed to working on its subcommittees that study zone cabling solutions. The TIA sets telecommunications industry standards.

         We held our first meeting of our newly-created Advisory Board during the prestigious Building Industry Consulting Services International (BICSI) in January 2002. Our advisors are accomplished professionals in the telecommunications and other related industries. Members are assisting us in evaluating joint ventures, pending and future private label agreements, and possible future acquisitions and mergers. Members may also review public relations and marketing materials, make presentations, introduce the Company's zone cabling products to help establish a niche in the marketplace, suggest improvements to business procedures, and advise the Company on products, industry customs and trends.

         The Company's web presence, the subsidiary Zonecabling.com, was built with an in-house technology team after relations with a joint venture partner ended in litigation. However, we determined that marketing our products through a website competed with our traditional marketing methods. Currently, this subsidiary is subject to a Management with Option to Purchase Agreement with a former major stockholder/officer/director and its role is being evaluated. If the option to purchase the subsidiary is exercised before the expiration of the agreement on December 31, 2002, the Company would receive $500,000 under the terms of the agreement.

         We have expanded our proprietary line of products to include several different sized cabinets and a new wireless cabinet, and we continue to forge private labeling agreements with several manufacturers, for which we custom design products to their specifications, serving as an Original Equipment Manufacturer, or label our standard and modified products to suit these customers' needs. Among those solutions providers are Tyco's AMP and America Cabling System (ACS) divisions, Hitachi's Maxcess, and Flexspace. We have also negotiated with Anixter International, one of the nation's top distributors of telecommunications systems' products, to include our products in its repertoire for government contracts and large private sector jobs. We signed a new distributor agreement with Anixter in February 2002. Independently, we are an approved government vendor, able to sell our products for network applications at the federal level.

         On April 10, 2001 the company signed an Agreement and Plan of Merger with DataWorld Solutions, Inc., Farmingdale, NY, subject to shareholder approval and other customary conditions. We terminated the merger agreement in July 2001 because of substantial and material adverse changes to DataWorld's business, and other breaches of the merger agreement by DataWorld. Currently, the agreement is the subject of litigation in the 18th Judicial Circuit Court, Seminole County.


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


THE COMPANY'S BUSINESS

         Businesses today strive to get and stay connected, with faster and faster access to the Internet, and more ways to communicate through computers, voice and video. American Access develops solutions to open office architecture, routing high speed cabling, copper wiring and wireless solutions into and through office buildings, hospitals, convention centers, schools, hotels, entertainment and theme parks, government buildings, and industrial complexes. As the need increases for high-speed communications in the work place, the streamlined distribution of cables and wires that carry that information is also important. Called zone cabling, because cables are routed into specific areas as needed, our cabinets conveniently house all equipment in the ceiling, raised floors and in modular furniture. This dedication to providing total and flexible cabling and wireless solutions places the company at the forefront of the telecommunications zone cabling industry.

         Zone cabling, or Open Office Architecture originally was endorsed under Telecommunications Systems Bulletin 75, by the American National Standards Institute, the Telephone Industry Association and the Electrical Industry Association. Bulletin 75 has been incorporated into TIA 568B.1, and currently the Telecommunications Industry Association sub-committees are studying and making additional recommendations on zone cabling and related systems. American Access is represented on both the TIA and three of its sub-committees, and will help shape future direction of zone cabling.


THE COMPANY'S ZONE CABLING PRODUCTS

         The American Access product line capitalizes on the need for zone cabling solutions. Our cabinets provide efficiency and flexibility, and are plenum-rated and Underwriter's Laboratories approved as described in UL-2043.

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

         We designed a telecommunications zone enclosure to house and distribute telecommunications wiring and cabling in buildings. We currently hold a Utility Patent issued June 15, 1999, for this cabinet that may be installed above the ceiling, on or in the wall or in the floor structure. The ceiling unit fits into the suspended ceiling, providing easy access to the brain of the telecommunications system. Less cable is used. Installation is easier and quicker, causing fewer disruptions and down time for office workers. The floor unit provides the same solution in a floor installation. We also designed a system that provides the same solution in modular office furniture.

         The cabinets can be used for any and all low voltage wiring systems including but not limited to voice, data, video, building controls, security, and fire/life/safety wiring systems. The cabinet was designed to accommodate all manufacturers' equipment including various panels as well as fiber optic cables and wireless systems.

Product Application

         The cabinet will reduce the amount of wire running from the workstation to the telecommunications closet. The wiring will now run from the workstation to our cabinet, which is readily accessible through the ceiling grid system, a raised floor panel, or through a panel in modular furniture. The cabinets are designed to accommodate either all of the newly developed Open Office Architecture wiring equipment and distribution connections or the configurations for wireless access. These enclosures are mounted in a standard 2ft. x 4 ft. or 2ft. x 2 ft ceiling grid system or raised floor system, and are physically attached to the building structure to support the weight of the equipment installed within the enclosure. The equipment is reached through a door that opens from below the ceiling or above the floor for easy maintenance, installations and changes. We have also designed a system compatible with modular office furniture, allowing systems to be reconfigured in an office environment as needed. Specially trained, highly-paid technicians will no longer be required to make those changes when systems grow or are reconfigured. The new equipment just plugs in, creating less down time and less loss of productivity. Cables are easily re-routed and reused. Less cable is used, reducing the cost of materials and labor. Money is saved with the initial installation and when systems are changed.

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

         The company's first design was a low-voltage zone enclosure that mounts within the ceiling grid system. The company developed accessory equipment to permit cable penetrations and maintain fire rating.

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

         Phase five was accomplished in 2001 when our wireless cabinet made its debut. Since we introduced it, the wireless cabinet has been the subject of repeat orders by a major network provider.

         Currently, we continue to expand our line of proprietary products, offering different-sized units and customizing existing units for private label customers.

         There can be no assurance that any new products will be successfully developed or marketed.

Intellectual Property

         Currently, multiple United States Patents have issued for the related technology of our Zone Cabling Termination Cabinet, including U.S. Patent No. 5,911,611 issued on June 15, 1999, U.S. Patent No. 5,842,313 issued on December 1, 1998, and U.S. Patent No. 6,112,483 issued on September 5, 2000 for Communications Cable Interconnection Apparatus and Associated Method For An Open Office Architecture. Foreign applications are pending for this disclosure in Australia, Canada, China, Japan, Mexico, and Europe. Registrations in Germany, Austria, and Great Britain are being processed with patent grants anticipated.

         In addition to the Zone Cabling enclosure, U.S. Patent No. 6,201,687 for Modular Furniture Wall System and Method for Telecommunications Equipment and Wire Management In An Open Office Architecture was issued on March 13, 2001.

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

         Omega is a precision sheet metal fabrication and assembly company located in Northeast Florida midway between Jacksonville and Gainesville. The company was established in 1981, serving a diverse client base of over 300, including engineering, technology and electronic companies, mostly in the Southeastern markets. Clients include the U.S. military, for which Omega as sub-contractor produces items such as a chemical warfare detector used in battlefield conditions.

         Omega Metals, Inc. operates from its 67,500 sq. ft. manufacturing facility situated on 8 1/2 acres of land that it owns. The manufacturing process is run by a state-of-the-art computer control system. Manufacturing services include precision stamping, bending, assembling, painting, powder coating and silk screening. Quality control at

Omega Metals is based on the Department of Defense military standard MIL-1-45208A. Inspection equipment is strictly maintained to assure consistent quality. Diversified facilities and equipment allow Omega to handle a broad range of customer requirements. Strict attention to quality assures our customers of consistent production and conformity to their specific requirements.

         Omega also manufactures for American Access its newly acquired product line, the Eclipse Ultraviolet Light Air Cleansing System.

          Omega markets its services through sales representatives who are independent contractors covering the Eastern United States. Omega's vice president of sales works in the field, calling on and developing accounts.

THE COMPANY'S UV LIGHT AIR CLEANSING PRODUCT LINE

         In January 2002, the Company acquired all product rights to the Eclipse Ultraviolet Light Air Cleansing System. The Eclipse is a metal device housed in a home air conditioning system used to cleanse germs and bacteria from indoor air. As the indoor air is drawn into the duct of the forced cold air system, it passes by the ultraviolet light, cleansing it of contaminants, before it is forced back out into the home. Since the beginning of the 20th Century, ultraviolet light has been used more and more extensively to kill germs and bacteria in hospitals, schools, restaurants and any environment that needs to be relatively germ free. We believe the natural progression for the use of ultraviolet light is in the home, since studies have shown indoor air quality today is poor because centralized cooling and heating systems continue to circulate contaminants through the home.

         Concurrent to acquiring the product rights to the Eclipse, we also signed a marketing agreement with the former owner of the product.

         In March 2002 we signed a national distribution agreement with a wholesale distributor of Indoor Air Quality (IAQ) products. The Eclipse is to be marketed to residential HVAC contractors throughout North America.

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

         The Company has reworked its marketing plan to coincide with the growing acceptance of zone cabling in the marketplace. Our marketing plan envisions a distribution chain that includes forging relationships with and ultimately selling our products to:

o SYSTEMS PROVIDERS (Original Equipment Manufacturers or OEMs) that buy and sell product and specify telecommunications systems to end-users. We have signed private label agreements with companies such as Tyco, Hitachi, Flexspace and others. Marketing through systems providers is much like selling tires to an automobile manufacturer, ensuring that the tire is incorporated into the design of the auto at the beginning, rather than setting up shop to sell tires to auto owners who are already driving cars with tires. For us, being specified as part of a whole telecommunications system at the pre-design phase is an important part of our sales effort, so we focus on getting the word out to OEMs about the benefits of zone cabling;
o DISTRIBUTORS that stock, sell and finance product and whole systems. We work with Anixter, Graybar, and GE Supply, as well as other distributors that employ a sales force to support and sell product through contractors. Working closely with distributors ensures that their sales efforts are successful because their sales personnel understand why zone cabling products are important to a network;
o CONTRACTORS who install, test and guarantee the network systems they build for end-users. Contractors also work closely with the architects and Information Technology Systems Designers who need to know the benefits of zone cabling so it can be specified from the beginning of a project;
o END-USERS that can specify the most cost-efficient system available to them will want to hear the American Access zone cabling story from their architects, contractors, distributors or systems providers. Forging all of these relationships gives us the edge in education. The more you know about us, the more likely you are to buy the products we manufacture.

As we build relationships on four levels, the products we manufacture can be sold to systems providers and distributors, who in turn sell to contractors or directly to the end-user. Because our products are an integral part of a telecommunications network, we market them for inclusion in those networks, not just as separate entities. Again, this is similar to the tire manufacturer that broadens its sales success by selling tires to the automobile manufacturer for inclusion in the finished product. Our goal is to reach beyond the concept that our product is an alternative to traditional home run cabling and to make zone cabling a standard in the industry. We are accomplishing this goal by hiring independent contractors to manage sales and OEM accounts within designated territories. Currently, three independent sales agents bring to the job years of experience in the telecommunications systems sector. These representatives also cross sell other metal fabricating jobs for Omega Metals.

         Concurrently, Omega Metals also utilizes manufacturers' representatives who are independent contractors to generate sales. Omega's vice president of sales also calls on accounts and coordinates Omega's sales efforts. We also have begun hiring inside sales specialists for our proprietary products and for our new product line, the Eclipse Ultraviolet Light Cleansing System.

         We also created an Advisory Board of accomplished professionals in the telecommunications and other related industries. Advisory board members will assist us in evaluating joint ventures, pending and future private label agreements, and possible future acquisitions and mergers. Members may also review public relations and marketing materials, make presentations, introduce the Company's zone cabling products to help establish a niche in the marketplace, suggest improvements to business procedures, and advise the Company on products, industry customs and trends.

         American Access uses several brochures to assist in marketing. These pieces range from one page to an eight-page full color product and application brochure. We also maintain a World Wide Web site for the casual visitor, telecommunications expert, and the investor. All of these marketing/media materials provide company information, product information, engineering specifications, drawings, application for use, and features and benefits tailored to each individual market need. Additionally the World Wide Web site provides marketing support materials that can be downloaded and printed at individual locations throughout the world. Questions and answers can be transmitted via e-mail feedback capability, query analysis for tracking of inquiries, lead generation for the distributors, distribution of marketing materials to end-users not normally addressed by the individual distributors.

         The company is participating with its business partners in trade shows as a component in their individual booths and hospitality suites. Also, the company individually participates in select trade shows and distributors' forums each year.

         We believe the market potential is enormous for new installation and for refurbishing existing telecommunications zone enclosures and that the partnering for private labeling and government sales will enhance our position in the industry. Additionally, by adding the Eclipse Ultraviolet Light Air Purifying System to our product repertoire, we are expanding the presence of American Access in the marketplace.

Distribution and Sales

         American Access Technologies maintains authorized distributors that are providers of integrated cabling and network solutions that support business information and network infrastructure requirements. These distributors team with customers to implement network solutions by combining a variety of customized pre- and post-sale services, products from the world's leading manufacturers. Our authorized distributors include: Accutech, Anixter, Best Communications, Branch Datacom, CED Electric, Coleman's, Communications Supply Corp., Core Data Comm, CSC, Energy Electric, Englewood Electric, GE Supply, Graybar, Hughes Supply, Kent Datacom, LiteComm Supply, Platt, Rexel/CCW, State Electric, and WESCO Distribution.

         We also negotiated three additional private label agreements in 2001, (four were negotiated in 2000) in which we manufacture our zone cabling cabinets for companies that provide telecommunications infrastructure solutions. These products are labeled to the specification by the OEM, and marketed by the OEM directly to its own customers. We have other private label agreements pending.

         Additionally, American Access Technologies has partnered with modular furniture manufacturer Herman Miller, Inc. for early entry into projects that may specify our zone enclosures or Ethocom zone cabling unit housed in select Herman Miler modular office furniture systems.

         We are currently specified as an approved vendor through SmartNetworks in government service contracts, and our distributor Anixter International is actively soliciting inclusion in federal government projects.

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

REGULATION OF THE COMPANY'S BUSINESS

         Markets for the company's products are characterized by the need to meet governmental and industry standards. In the U.S., the company's products must comply with various regulations established by the Federal Communications Commission and Underwriters Laboratories, as well as standards established by Bell Communications research and local building codes. The zone enclosure has been approved by Underwriters Laboratories for low voltage communications and meets or exceeds the national electrical code requirements when used with appropriate fire foam kits in association with cable access penetration models

         The company maintains membership in trade organizations such as the Telecommunications Industry Association, International Association of Electrical Inspectors and Building Industrial Consulting Services International. We are represented on three of the TIA's subcommittees to study zone cabling, thus participating in recommendations for future standards and guidelines for its use.

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

FINANCIAL RISK

Reliance on Affiliates As Source of Business

         Alliances with telecommunications companies such as Tyco's Amp, Krone, Flexspace, Hitachi's Maxcess and others have enhanced American Access' position in the industry. Additionally, our private label agreements will broaden our distribution in the marketplace. However, there are no guarantees these affiliations will be permanent. Alliances may switch over to future competition or terminate for other reasons, which may adversely affect the company.

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

We have had a history of operating losses

         We incurred net losses of approximately $1,441,000 in 2001, $2,034,000 in 2000 and $1,747,000 in 1999. Our expenses are currently greater than our revenues. Our ability to operate profitably depends on increasing our sales and achieving sufficient gross profit margins. We cannot assure you that we will operate profitably.

Competitors may copy our products

         Although we have received patents in the United States on aspects of our products, with additional patents pending in the U.S. and other countries, this may not prevent competitors from developing products substantially equivalent to ours. Patent litigation entails high costs and can take a long time. Therefore, our patent position may not prevent competition.

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

Risk of delisting from Nasdaq

         At February 14, 2002, the price of the Company's common stock had closed below the Nasdaq minimum required $1.00 per share for the past 30 consecutive days. Continued listing standards for Nasdaq require that we must regain compliance and trade above $1.00 for ten (10) consecutive days before August 13, 2002 or, when viewed with other requirements, we risk being delisted from the Nasdaq Small Cap Market. If at August 13, 2002, we have not regained compliance, but we meet the initial listing criteria from the Nasdaq SmallCap Market, we will be granted an additional 180 calendar days grace period to demonstrate compliance.

ITEM 2. DESCRIPTION OF PROPERTIES

         The company maintains offices at 37 Skyline Drive, Suite 1101, Lake Mary, FL 32746. The 10,472 square feet of office space is leased for 4 years, expiring May 30, 2003, at a rent of $11,000 per month. Management of the company believes that the terms of its lease are at least as good as may be obtained from an unaffiliated third party.

         Omega Metals operates from its 67,500 sq. ft. manufacturing facility situated on 8 1/2 acres of land that it owns in Northeast Florida, midway between Jacksonville and Gainesville.

ITEM 3. LEGAL PROCEEDINGS

         The company on June 4, 2001 won dismissal in a federal lawsuit precipitated by the fall of the price of common stock in August, 1999, and filed in United States District Court, Eastern District of New York, originally on September 22, 1999, and amended in February 2000. On March 29, 2001, the judge moved the venue to federal district court in Orlando, Florida. Although Plaintiffs on July 3, 2001 filed a Motion to Reopen the case, and we subsequently filed a Memorandum of Law in Opposition to Plaintiffs' Motion, on August 2, 2001, the judge denied the Plaintiff's motion to reopen, ruling that the case will remain closed.

         The Company paid for legal services as incurred, which includes the advancing of any legal fees for indemnification of defendants who are principals of the Company. Company defendants signed Conflict Waivers and Undertaking to Repay Expenses for Defense for indemnification under Florida Statutes Section 607.0850(6).

         American Access Technologies, Inc., on September 14, 2000 was served as a defendant in a lawsuit filed by Vulcan Microsystems, Inc. in the Circuit Court of the Eleventh Judicial Circuit for Miami-Dade County Florida. Vulcan alleges that American Access breached the terms and committed other misdeeds in connection with the companies' letter of intent to establish a joint venture to engage in e-commerce. Vulcan is seeking in excess of $15,000 damages. American Access intends to vigorously defend its position and has filed a counterclaim against Vulcan to include damages in excess of $15,000. We allege that Vulcan breached the terms of the letter agreement and committed other misdeeds in connection with the joint venture. The lawsuit at March 26, 2002 is in the discovery phase of litigation.


         American Access on March 15. 2001 filed suit in Seminole County Circuit Court, 18th Judicial Circuit, against McLean Ventures LLC, and personal guarantor Manuel Iglesias, for default in payment of a promissory note of $325,000, with accrued interest in excess of $36,000 at December 31, 2000. We are seeking full repayment of the note. The original promissor, Universal Beverages Holding Corp., Inc., assigned its obligations with written consent of the Company, after the Company filed a lawsuit for default of the original note of $500,000 plus accrued interest. Although McLean paid the accrued interest and a portion of the principal at assignment, its obligations were in default at October 31, 2000. This note was reserved for the full amount owed. We sought and received a default judgment in the case against McLean and the guarantor, and are currently taking all legal avenues toward perfecting that judgment

         On April 10, 2001, American Access Technologies, Inc. entered into an Agreement and Plan of Merger with DataWorld Solutions, Inc., of Farmingdale, New York, in which our newly incorporated subsidiary, Dolphin Acquisition Corp., a corporation registered in Delaware, was to have been merged into DataWorld, with DataWorld the surviving subsidiary. Subsequent to signing the agreement, DataWorld suffered material adverse effects to its business condition, which we believe so prejudiced the terms of the merger against our shareholders that we terminated the agreement on July 2, 2001. We filed suit against DataWorld on July 11, 2001 in the 18th Judicial Circuit Court, Seminole County, Florida, seeking general damages in excess of $15,000 from DataWorld for breach of contract. DataWorld countersued for $500,000, the termination payment specified in the agreement, payable under limited circumstances. We do not believe that DataWorld is entitled to the termination payment. There is no guarantee that this litigation will terminate in our favor.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At December 21, 2001, shareholders at the annual meeting approved four proposals.

         The slate of directors for the following year was ratified and includes John Presley, Erik Wiisanen, Joseph McGuire, William Hadaway and Steven Robinson, all of who are returning directors. Shareholders voted for the board slate, with 5,791,404 `yes' votes and 55,465 abstaining. Votes withheld for each director were: Mr. Presley, 19,450; Mr. Wiisanen, 20,250; Mr. McGuire, 3,600; Mr. Hadaway, 1,300; and Mr. Robinson, 12,000.

          Shareholders also approved amendments to the 2000 Employees and to the 2000 Directors Stock Option plans. The votes totaled 2,448,684 `yes', 374,568 `no', and 112,007 abstaining for the Employee Stock Option Plan amendment. The votes totaled 2,417,841 `yes', 404,086 `no', and 55,465 abstaining for the Director Stock Option Plan amendment.

          The Company's independent accountants for the fiscal year ending 2001 were also ratified. Rachlin, Cohen and Holtz LLP will serve as auditors for the year ending 2001 by a vote of 5,749,127 `yes', 66,610 `no' and 31,132 abstaining.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

         The company's common stock is listed for trading on the NASDAQ Stock Exchange (Small Cap: AATK) maintained by the National Association of Securities Dealers under the symbol "AATK." The Company's Common Stock has a limited trading history and has only been quoted on the NASDAQ since April 13, 1999. From August 1997 until April 13, 1999 the stock traded on the OTC Bulletin Board.

         The following table sets forth quotations for the high and low closing prices for the company's common stock, as reported by Nasdaq, for the periods indicated below:

                                      High            Low       High          Low
                                         Year Ending               Year Ending
                                      December 31, 2000         December 31, 2001
1st Quarter ..............        $   17.00     $    5.75     $   1.90     $   0.81
2nd Quarter ..............        $   13.25     $    3.375    $   2.00     $   0.77
3rd Quarter ..............        $    9.50     $    4.00     $   1.48     $   0.56
4th Quarter ..............        $    5.00     $    1.156    $   3.92     $   0.67

         The above represents inter-dealer quotations which do not include retail mark-ups, markdowns, or commissions, and do not necessarily represent actual transactions. Approximately 6,400 investors held the company's common stock as of December 31, 2001. No dividend has been declared or paid by the company since inception. The company does not anticipate that any dividends will be declared or paid in the future.

Recent Sale of Unregistered Securities

          On January 18, 2001 the Company issued from the Treasury 1,500 shares of common stock, at $6.19 per share, pursuant to a business consulting arrangement with Bert A. Bodenheimer, which was completed September 4, 2000. The shares are exempted from registration under Section 4(2) of the Securities Act of 1933 but are to be registered on an S-8 registration form at a later date.

         On March 15, 2001, the Company entered into an agreement for investment banking services with Kirlin Securities. As part of the agreement, Kirlin was issued 200,000 warrants to purchase the Company's common stock with an exercise price of $1.65. Additionally, Kirlin will be paid 15,000 shares of restricted stock and will continue to serve as investment banker for one year, paid at the equivalent of $5,000 in shares of common stock each month, calculated quarterly, paid in advance. The stock underlying the individually negotiated agreement with Kirlin is exempt from registration pursuant to Section 42 of the Securities Act of 1933, and was not issued using general advertising or solicitation. Kirlin was given full access to our books and records. The certificates contain a restricted legend and cannot be transferred under this exemption from registration.

         On April 9, 2001 the Company entered into Employment Agreements with three key management personnel, John E. Presley, Erik Wiisanen, and Joseph McGuire. Messrs. Presley and Wiisanen were each issued 332, 685 options to purchase the Company's common stock at an option price of $2.25. Mr. McGuire was issued 100,000 options at the same price.

         On August 15, 2001, the Board of Directors caused to be issued stock purchase options to key employees, officers and directors. The 2000 Stock Option Plans were amended by shareholders at the Company's Dec. 21, 2001 Annual meeting. The option price is set at $1.00, as determined by the closing price of the stock on the Nasdaq Stock Exchange on the date of grant, August 15, 2001.

         In October and November 2001, Crescent International Ltd. sold 368,778 shares of American Access common stock purchased in May 2000 in a private placement. The shares were sold pursuant to Rule 144 of the Securities Act of 1933.

         On January 11, 2002 the Company acquired the product rights to the Eclipse Ultraviolet Light Air Cleansing System from Bill Sherer Corporation and Bill Sherer. In addition to a one-time cash payment of $50,000 and the cancellation of approximately $123,000 in an account receivable, the Company is to pay restricted common stock valued at $500,000 at the time of issue.

         In January and March 2002, the Company engaged members of an Advisory Board to assist the Company with reviewing sales and marketing material, with evaluating possible business combinations, with assessing market needs and to act as liaisons with the market as appropriate. In exchange for such services, each Advisory Board member received 20,000 stock purchase warrants, exerciseable at $1.75 per share, vesting 5,000 quarterly over a one year of term.

         All of such securities were not solicited by advertising or any general solicitation and contain a restrictive legend.


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

         Our latest acquisition is the product rights to an ultraviolet light air purifying unit that is installed into the duct work in a home's centralized air conditioning system. We retained the marketing services of the product's former owner under a separate agreement.

         A growing awareness of the benefits of zone cabling in the telecommunications industry has prompted the Company to negotiate private label agreements with established solutions providers. We are now generating orders from the earlier agreements, and continue to seek new partners for private labeling. We are also actively pursuing inclusion in federal government projects through our distributors.

         The following discussion and analysis should be read in conjunction with a discussion about risk factors and the consolidated financial statements of the company, included elsewhere in this report.

RESULTS OF OPERATIONS

REVENUES

         Revenues for the year ended December 31, 2001 decreased by $1,203,229 to $4,068,224 as compared to $5,271,453 for the year ended December 31, 2000. Sales of zone cabling termination cabinets decreased by $510,093 and sales of formed metal decreased by $693,136 in 2001 compared to 2000. The decrease in formed metal sales is attributed to cancellations and fewer new projects pursuant to the slowdown of the economy. The decrease in zone cabling cabinets is attributed to the slowdown in the economy, which affected new construction.

COSTS AND EXPENSES

         Direct costs for the year ended December 31, 2001 represented 53.0% of revenues. For the year ended December 31, 2000 these costs represented 48.7% of revenues. The increase in direct costs is primarily due to the smaller formed metal jobs and to a price reduction in the zone cabling cabinets, implemented in anticipation of larger and multiple orders from our growing number of distributors and OEM partners.

         Compensation and related benefits expenses decreased by $276,284 to $1,168,153 for the year ended December 31, 2001. These costs totaled $1,444,437 for the year ended December 31, 2000. This decrease is due primarily to the adjustment of our sales force.

         Selling, general and administrative expenses for the year ended December 31, 2001 amounted to $1,839,489. This was a decrease of $552,978 from the December 31, 2000 amount of $2,392,467. This reduction was primarily a result of reduction of commissions paid to outside reps, reduced travel, reduced payroll taxes due to fewer employees, reduced office expenses, a reduction in professional fees (primarily attorneys), and significant reduction in amortization due to goodwill written down last year.

LOSS FROM OPERATIONS

         Loss from operations for the year ended December 31, 2001 increased $63,843 to $1,417,496 as compared to $1,353,653 for the year ended December 31, 2000.

NET LOSS

         Net loss for the year ended December 31, 2001 decreased $592,724 to $1,441,069 as compared to $2,033,793 for the year ended December 31, 2000. This improvement is the result of not having unusual (non-operating) expenses in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities was $867,407 and $1,195,401 for the years ended December 31, 2001 and 2000 respectively. Net cash used by operating activities during the year ended December 31, 2001 consisted primarily of net losses, increase in accounts receivable, offset by depreciation, amortization and warrants issued for services. Net cash used by operating activities during the year ended December 31, 2000 primarily consisted of net losses, increase in inventories and decrease in accounts payable, offset by depreciation, amortization, provision for uncollectible notes, loss on impairment of assets and warrants issued for services.

         Net cash used in investing activities for the year ended December 31, 2001 was $1,571,865. This represents purchase of investments offset by proceeds of $200,000 from notes receivable. Net cash provided used in investing activities for the year ended December 31, 2000 was $6,417. Funds received were from the sale of investments and payment of notes receivable offset by increase in notes receivable and property and equipment acquisition.

         Net cash provided by financing activities was $2,388,081 for the year ended December 31, 2001. The Company received proceeds of $2,624,675 from the exercise of warrants and repaid a capital lease of $244,379. In the year ended December 31, 2000, the company received proceeds of $1,573,885 from the sale of common stock and warrants. The company utilized $73,812 to repay a line of credit and $612,416 to acquire treasury stock.

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

         Our May 2000 Stock Purchase Agreement with Crescent International Ltd., a Bermuda-based investment company, expired in the fourth quarter of 2001. Upon execution of the Stock Purchase Agreement Crescent purchased 406,278 shares of Common Stock at a purchase price of $1,900,000.

         Crescent still owns an Incentive Warrant to purchase up to 128,000 shares at an exercise price of $7.0149 per share, which expires in May 2005. This exercise price is subject to adjustment under certain circumstances in the event of stock splits, stock dividends, recapitalizations, reclassifications, and similar events.

         The Company has filed a post-effective amendment to the Registration Statement for the shares underlying the Incentive Warrant. Pursuant to Crescent's Registration Rights, the Company was required to pay to Crescent liquidated damages of $82,455 for failing to keep the Registration Statement effective prior to this amendment.

         Our contractual obligations and commercial commitments consist of payments due monthly on a lease for our Lake Mary property. Lease payments total $160,798 for the period from March 1, 2002 until the lease ends on May 30, 2003. We own our Keystone Heights facility, which is unencumbered. Additionally, under a purchase of product rights agreement for our recently acquired ultraviolet light air cleansing system, the Eclipse, the Company, along with other conditions, is obligated to pay $500,000 in restricted common stock. The Seller has the discretion to call for shares no sooner than one year after the effective date of the agreement and no later than five years after the effective date.

         MANAGEMENT'S PLANS INCLUDE THE FOLLOWING:

         o Sales of our products in the last quarter of 2001 increased by more than 44% from sales in the third quarter 2001. However, we have posted a net loss for 2001 which we attribute to the soft economy, a factor in zone cabling projects being cancelled or postponed, and which caused a loss of metal fabricating business when some of Omega's customers ceased operations.
         o The company added to its sales efforts beginning in the fourth quarter of 2001. We hired an inside sales associate and in February and March 2002, we hired three independent sales associates who will work closely with our distributors, Value Added Resellers, and end-users. Our vice president of sales is making more direct calls on large corporations for private labeling and in conjunction with expansion projects they may have planned. Our emphasis continues to be on private labeling for other innovative companies that see the value in our products but would prefer to market then under their own names. We have signed agreements with some large and well-respected telecommunications companies, and other agreements are pending. We expanded our product line in 2001, and our wireless cabinet has been well received in the marketplace.
         o We are focused on growth for sales and revenue. We remain debt free, with substantial working capital after the exercise of stock purchase warrants in October 2001 netted the Company almost $2.7 million. We have the capacity for the manufacture of American Access products and other metal fabricating jobs with potential revenues three times our current revenues. The combined operation provides a greater diversification of facilities and equipment.
         o We added to our product line in January 2002 when we acquired all rights to the Eclipse Ultraviolet Light Air Purifying System, installed in a home's HVAC system. We believe that this acquisition will expand our presence in the marketplace and significantly contribute to our revenue growth.
         o American Access in 2001 amended its Qualified Stock Option Incentive Plan for Employees and Directors, which was approved by shareholders at the 2000 annual meeting. By amending the plan, we are able to continue to offer this incentive to employees who are key in making the company grow profitably.
         o In November 2001, the Board of Directors voted to participate in a stock by-back program, the third year we have chosen to invest in our Company. The Board authorized $1 million in stock purchases, and to date we have bought back 29,800 shares totaling $1,500 in December 2001 and $22,000 in 2002.
         o The Company is currently a member of the Telecommunications Industry Association, and we have committed to working on its subcommittees that study zone cabling solutions. The TIA sets telecommunications industry standards.

         o We created an Advisory Board of accomplished professionals in the telecommunications and other related industries. Members are assisting us in evaluating joint ventures, pending and future private label agreements, and possible future acquisitions and mergers. Members may also review public relations and marketing materials, make presentations, introduce the Company's zone cabling products to help establish a niche in the marketplace, suggest improvements to business procedures, and advise the Company on products, industry customs and trends.
         o The company believes that it can acquire working capital through sale of additional securities, including exercise of outstanding warrants, private placement, or borrowings, including bank borrowing and private equity lines, in view of the nature of its customer base. Indeed, in October 2001, the Company realized almost $2.7 million from the exercise of warrants. The company continues to be subject to a number of risk factors, including the uncertainty of market acceptance for its product line, the need for additional funds in the future, competition, technological obsolescence and the difficulties faced by young companies in general.

ITEM 7: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

PART III
ITEM 8: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS

         The directors, executive officers, and key employees of the Company are as follows:


 Name                       Age   Position

 John Presley                62   President, Director
 Joseph McGuire              43   Sec/Treasurer, Director
 Steve Robinson              52   Director
 Erik Wiisanen               58   Director, VP Marketing, Omega Metals, Inc.
 William Hadaway             62   Director
 William Boyd                43   Vice President of Sales


         JOHN PRESLEY has been a director of the company since November 1998, and President and CEO since April 12, 1999. Presley is a graduate registered professional Engineer. He graduated from the University of Florida in January of 1961 with a BSME, and attended a number of colleges for graduate work. He worked in many industries as an engineer and manager before founding Omega Metals in 1981. Omega became a wholly-owned subsidiary of American Access in November 1998.

         JOSEPH MCGUIRE was appointed Chief Financial Officer and a director on June 29, 2000. He has 14 years CFO experience, and is a CPA. He is a graduate of the University of Notre Dame. From 1998 until June 2000, he was Chief Financial Officer for Hirst Investment Management, Inc.; from 1997 to 1998, CFO for MHR Fund Management; from 1995 to 1997, CFO for the Common Fund; from 1994 to 1995, CFO for Link Strategic Investors; and from 1989 to 1995, CFO for John Henry & Co., Inc. Prior to 1989, he held management positions with Dean Witter Reynolds, Paine Webber, Inc., and Price Waterhouse.

         ERIK WIISANEN, Vice-President-Marketing of Omega, was elected a director in December 1999. He graduated from Cornell University in 1965. He worked in Banking as a Vice President of Barnett Bank until 1970 and was a representative for shipping interests until he helped found Omega Metals in 1981. He was co-founder and President of the Board of Directors for a private kindergarten. He has been vice president in charge of sales for Omega since 1981.

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

---------------------------------------------------------------------------------------------------
Name and Position               Year      Total Income       Other Annual Bonus    Other Annual
                                                                                   Compensation

---------------------------------------------------------------------------------------------------
John E. Presley,                2001         $175,000               -0-                 -0-
President
---------------------------------------------------------------------------------------------------
Erik Wiisanen                   2001         $125,000               -0-                 -0-
Vice President
Omega Metals
---------------------------------------------------------------------------------------------------
Joseph McGuire                  2001         $115,000               -0-                 -0-
Chief Financial Ofc.
---------------------------------------------------------------------------------------------------
John E. Presley,                2000         $175,000               -0-                 -0-
President
---------------------------------------------------------------------------------------------------
Erik Wiisanen                   2000         $125,000               -0-                 -0-
Vice President
Omega Metals
---------------------------------------------------------------------------------------------------
John Presley,                   1999         $175,000               -0-                 -0-
President
---------------------------------------------------------------------------------------------------
Erik Wiisanen                   1999         $125,000               -0-                 -0-
Vice President
Omega Metals
---------------------------------------------------------------------------------------------------

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

         The following information sets forth the individual grants of stock options and freestanding SARs to the Company's named officers in the above table in the fiscal year ended 2001.

--------------------------------------------------------------------------------------------------------------------------
Name                  Number of Securities Underlying     % of Total Options/SARs Granted      Exercise   Expiration Date
                      Options/SARs Granted                Employees in Fiscal Yr.              Price
--------------------------------------------------------------------------------------------------------------------------
John Presley,         193,334                             10.02%                               $1.00        July 1, 2006
President             332,685                             17.25%                               $2.25        April 9, 2006
--------------------------------------------------------------------------------------------------------------------------
Erik Wiisanen         188,333                              9.76%                               $1.00        July 1, 2006
Vice President        332,685                             17.25%                               $2.25        April 9, 2006
--------------------------------------------------------------------------------------------------------------------------
Joseph McGuire        193,333                             10.02%                               $1.00        July 1, 2006
CFO                   100,000                              5.18%                               $2.25        April 9, 2006
--------------------------------------------------------------------------------------------------------------------------

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR and FY-END OPTIONS/SAR
VALUES

         The following table sets forth the number of stock options and freestanding SARs exercised by the named executive officers in the above table during the last completed fiscal year. No options were exercised in such year.

---------------------------------------------------------------------------------------------------------------------
Name                      Shares Acquired   Value       Number of Unexercised         Value of Unexercised
                          On Exercise       Realized    Securities Underlying         In-The-Money Options/SARs At
                                                        Options/SARs at FY-End        FY-End
---------------------------------------------------------------------------------------------------------------------
John Presley, President   --0--             --0--       1,318,019                     --0--
---------------------------------------------------------------------------------------------------------------------
Erik Wiisanen             --0--             --0--          787,888                    --0--
Vice President
Omega Metals
---------------------------------------------------------------------------------------------------------------------
Joseph McGuire            --0--             --0--          393,333                    --0--
Chief Financial Ofc.
---------------------------------------------------------------------------------------------------------------------

 DIRECTOR COMPENSATION

         Directors are paid $500 for meetings attended at our corporate headquarters and $250 for telephonic meetings. All travel and lodging expenses associated with directors' meeting(s) are reimbursed by the company.

         On December 21, 2001, the shareholders voted to amend the 2000 Directors Stock Option Plan to increase the shares funding the plan from 300,000 to 600,000. The plan was originally adopted in June 2000 as incentive for continued and future service. Each director is awarded 50,000 options to purchase American Access stock with additional shares granted for service on committees, automatically renewable each year.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely on its review of Forms 3, 4 and 5 received by the company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the company believes that, during the fiscal year ended December 31, 2001, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were satisfied, other than Form 5 for fiscal year 2000 filed by amendment by certain officer and directors pursuant to the grant of stock purchase options and warrants.

ITEM 10: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 5, 2002, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group.

Name and Address of Shareholder       Number of Shares         Percent of Class

John Presley                            1,431,254(1)                19.98%
6689 Shands Road
Keystone Heights, Florida 32656

Erik Wiisanen                             901,123(1)                13.58%
6689 Shands Road
Keystone Height, Florida 32656

Joseph McGuire                            410,333(1)                 6.58%
37 Skyline Drive Suite 1101
Lake Mary, Florida 32746

Steve Robinson                            118,000(1)                 1.99%
1401 Horizon Court
Orlando, Florida 32809

William Hadaway                            95,000(1)                 1.60%
340 Crown Oak Center
Longwood, Florida 32750

Bobby E. Story                            409,159(1)                 6.54%
164 Golf Club Dr.
Longwood, Florida 32779

M.S. Farrell, Inc.                        495,910(1)                 7.82%
67 Wall Street
New York, NY 10005

William Boyd                              170,000(1)                 2.83%
6689 Shands Road
Keystone Heights, Florida 32656

All directors and officers as a group   3,125,710                   35.99%
(6 persons)


Based upon 5,846,869 shares outstanding on February 6, 2002.

         (1) Includes options or warrants to purchase common stock as follows:

----------------------------------------------------------------------------------------------------------------------
NAME           $1.00 OPTIONS     $8 WARRANTS                 $22 WARRANTS           $5.67 OPTIONS    $2.25 WARRANTS
----------------------------------------------------------------------------------------------------------------------
John Presley   193,334           150,000                     150,000                160,000          664,685
----------------------------------------------------------------------------------------------------------------------
Erik Wiisanen  188,333           *                           *                      155,000          444,555
----------------------------------------------------------------------------------------------------------------------
Joseph         193,333           *                           *                       50,000          150,000
McGuire
----------------------------------------------------------------------------------------------------------------------
Steve           60,000           *                           *                      *                 15,000
Robinson
----------------------------------------------------------------------------------------------------------------------
Bobby Story    *                 100,000                     100,000                100,000          109,159
----------------------------------------------------------------------------------------------------------------------
William Boyd    75,000           *                           *                       20,000           75,000
----------------------------------------------------------------------------------------------------------------------
William         65,000           *                           *                      *                 30,000
Hadaway
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
NAME           $2.25 WARRANTS    $4.75 WARRANTS  $5.61       $6 WARRANTS     $10    $11 WARRANTS     $25 WARRANTS
----------------------------------------------------------------------------------------------------------------------
M.S. Farrell   82,000            100,000        10,160       100,000     100,000    100,000          3,750
----------------------------------------------------------------------------------------------------------------------

ITEM 11: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         John Presley, President and Director, is the brother-in-law of Erik Wiisanen, Vice President of Marketing for Omega Metals, Inc. and a Director for American Access Technologies.

         In May and June 2000, the Company authorized loans to three directors, who also were officer-employees of American Access or its subsidiaries, and who secured the loans with personal assets unrelated to these transactions. The secured loans were to enable these directors to cover margin calls precipitated by a drop in the price of the Company's common stock. On May 31, Director and Company President John Presley and Director Erik Wiisanen each executed a promissory note and security agreement for $75,000 and $60,000 respectively, payable to the Company on or before December 31, 2000, with interest at the rate of 10 percent paid in arrears. On June 8, 2000, Director and then-Chief Financial Officer Bobby Story executed two promissory notes and a security agreement for a total of $200,000, payable to the Company on or before December 31, 2000, with interest at the rate of 10 percent paid in arrears. In October 2000, Mr. Presley and Mr. Wiisanen executed additional promissory notes with identical terms for $10,000 each, payable to the Company on or before April 30, 2001. All of these notes were extended to June 30, 2001 by a vote of disinterested directors on January 14, 2001, in accordance with the Florida Business Corporation Act. Subsequently, on August 9, 2001 the notes were extended to June 30, 2002. A reserve for collectibility in the amount of $221,278, including interest of $21,278, was taken on Mr. Story's note in the quarter ended June 30, 2001. On October 18, 2001 Mr. Story repaid to the Company the amount owed under the two promissory notes for $200,000 plus interest of $26,867 for a total of $226,867. The reserve was reversed in the Company's financial statement for the quarter ended September 30, 2001.
..

         On March 27, 2001 the Company entered into a Management and Option to Purchase Agreement pursuant to its subsidiary Zonecabling.com, Inc. with Mr. Bobby Story, stockholder and former director/ officer. The site is not currently operating, as it has been determined that it conflicts with the interests of our distributors. Mr. Story is evaluating the future of the Business to Business e-commerce site with an option to purchase the subsidiary for $500,000. Mr. Story was issued 213,333 options to purchase the common stock of American Access with an exercise price of $2.25, for managing the subsidiary. He exercised 104,174 options and from the proceeds repaid to the Company on October 18, 2001 two promissory notes for $200,000 plus $26,867 interest, for a total of $226,867. The remaining 109,159 options are still outstanding at March 25, 2002.

PART 1V
ITEM 12: EXHIBITS AND REPORTS ON FORM 8-K

         a.) FINANCIAL STATEMENTS

         b.) REPORTS ON FORM 8-K

         One report on Form 8-K was filed with the Securities and Exchange Commission in the fourth quarter on November 6, 2001 as Form 8-K reported Item
5. Other Events and Item. 9. Regulation FD Disclosure pursuant to the exercise of warrants and the repayment of two promissory notes.

         c.) OTHER EXHIBITS:

o 3(a) Amended and Restated Articles of Incorporation of the Registrant (Incorporated by Reference to Exhibit 3(a) to Amendment No. 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-43589).
o 3(b) Bylaws of the Registrant (Incorporated by Reference to Exhibit 3(b) to Amendment No. 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-43589).
o 3(c) Form of $8 Stock Purchase Warrant expiring February 11, 2000 (Incorporated by Reference to Exhibit 3(c) to Amendment No. 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-43589).
o 3(d) Form of $3 Stock Purchase Warrant expiring February 11, 2000 (Incorporated by Reference to Exhibit 3(d) to Amendment No. 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-43589).
o 3(e) Articles of Amendment to Articles of Incorporation (Incorporated by Reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10Q-SB for quarter ended September 30, 1998.)
o 3(f) Form of Stock Purchase Warrant expiring October 14, 2003 (Incorporated by Reference to Exhibit 3(f) to Amendment No. 1 to Registrant's Registration Statement on Form SB-2A File No. 333-68791.
o 8.2 Composite Exhibit of Stocking Distributor Agreements with Anixter, Inc. State Electric Supply Company, and DataCom, Inc. (Incorporated by Reference to Exhibit 8.2 to Amendment 1 to Registrant's Registration Statement on Form SB-2 - File No. 333-43589).
o 8.3 Value Added Reseller Agreement with DataStar Computer Systems, Inc (Incorporated by Reference to Exhibit 8.3 to Amendment No. 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-43589).
o 8.4 Consulting Agreement dated August 28, 1997 between Registrant and Steve R. Jones. (Incorporated by Reference to Exhibit 8.6 to Amendment 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-43589).
o 8.5 Management Termination Agreement dated December 9, 1997 between Steven K. Robinson and Registrant. (Incorporated by Reference to
         Exhibit 8.7 to Amendment 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-43589).
o 8.6 Agreement and Plan of Reorganization dated November 11, 1998 relating to the acquisition of Omega Metals, Inc. (Incorporated by Reference to Exhibit 2.1 to Registrant's Form 10QSB for the Quarter ended September 30, 1998.)
o 8.7 Employment Agreements between Omega Metals, Inc. and John Presley and Erik Wiisanen. (Incorporated by Reference to Exhibit 8.12 to Amendment 1 to Registrant's Registration Statement of Form SB-2 - File No. 333-68791).
o 8.8 Employee 2000 Stock Option Plan. (Incorporated by Reference to Form 10K SB as filed April 20, 2000.)
o 8.9 Directors 2000 Stock Option Plan. (Incorporated by Reference to Form 10K SB as filed April 20, 2000.)
o        8.10 Stock Purchase Agreement with Crescent International, Ltd.;
         (Incorporated by Reference to Form 8-K, filed with the Securities and Exchange Commission on May 5, 2000.)
o        8.11 Registration Rights Agreement with Crescent International Ltd;
         (Incorporated by Reference to Form 8-K, filed with the Securities and Exchange Commission on May 5, 2000.)
o 8.12 Agreement for issuance of Incentive and Early Put warrants to Crescent International Ltd.; (Incorporated by Reference to Form 8-K, filed with the Securities and Exchange Commission on May 5, 2000.)
o 8.13 Closing Statement to Stock Purchase Agreement with Crescent International Ltd.; (Incorporated by Reference to Form 8-K, filed with the Securities and Exchange Commission on May 5, 2000.)
o 8.14 Promissory note executed by director and officer-employee Erik Wiisanen. (Incorporated by reference to Form 10Q-SB filed August 15, 2000.)
o 8.15 Promissory note executed by director and officer-employee John Presley. (Incorporated by reference to Form 10Q-SB filed August 15, 2000.)
o 8.16 Promissory note executed by director and officer-employee Bobby Story. (Incorporated by reference to Form 10Q-SB filed August 15, 2000.)

o 8.17 Promissory note executed by Bobby Story for pledge of common stock. (Incorporated by reference to Form 10Q-SB filed August 15, 2000.)
o 8.18 Management With Option to Purchase Agreement executed March 28, 2001, for the management and future sale of the Company's subsidiary, Zonecabling.com, Inc. (Incorporated by reference to Form 10K-SB filed April 2, 2001.)
o        8.19 Employment Agreement executed by John Presley on April 9, 2001.
         (Incorporated by reference to the Company's Form 8-K, filed April 20,
         2001)
o        8.20 Employment Agreement executed by Erik Wiisanen on April 9, 2001.
         (Incorporated by reference to the Company's Form 8-K, filed April 20,
         2001)
o        8.21 Employment Agreement executed by Joseph McGuire on April 9, 2001.
         (Incorporated by reference to the Company's Form 8-K, filed April 20,
         2001)
o 8.22 Agreement and Plan of Merger with DataWorld Solutions executed April 10, 2001. (Incorporated by reference to the Company's Form 8-K, filed April 20, 2001.)
o 8.23 Agreement for the Acquisition of Product Rights from Bill Sherer Corp. and Bill Sherer, executed January 11, 2002.
o        21 Subsidiaries of the Small Business Issuer

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMERICAN ACCESS TECHNOLOGIES, INC.

                               By /s/ John Presley
                                    -------------------------------------------
                                      President/ principal executive officer

                                               Date: March 27, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                             By /s/ Joseph McGuire
                                  -------------------------------------------
                                    Secretary/Treasurer, Chief Financial Officer

                                             Date: March 27, 2002



Signature                     Title                               Date

/s/ John Presley              President and Director              March 27, 2002
--------------------          (Principal Executive Officer)
    John Presley

/s/ Joseph McGuire            Treasurer, (Principal Accounting    March 27, 2002
--------------------          Officer,) Director
    Joseph McGuire

/s/ Erik Wiisanen             Director                            March 27, 2002
--------------------
    Erik Wiisanen

/s/ Steve Robinson            Director                            March 27, 2002
--------------------
    Steve Robinson

/s/ William Hadaway           Director                            March 27, 2002
--------------------
    William Hadaway

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES



                          INDEX TO FINANCIAL STATEMENTS




                                                                      PAGE


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                      F-2

   Statements of Operations                                           F-3

   Statements of Stockholders' Equity                                 F-4

   Statements of Cash Flows                                           F-5

   Notes to Financial Statements                                   F-6 - F-30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
American Access Technologies, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of American Access Technologies, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Access Technologies, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

As more fully discussed in Note 2 to the consolidated financial statements, the Company is subject to certain risks and other matters.


                            RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida
February 1, 2002

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001

                                            ASSETS
                                            ------
Current Assets:
   Cash and cash equivalents                                                     $    348,757
   Investment securities                                                            1,751,665
   Accounts receivable, net of allowance of $75,000                                 1,084,012
   Inventories                                                                        707,553
   Prepaid expenses and other current assets                                           83,093
   Notes receivable, directors and stockholders,
     including accrued interest                                                       178,211
   Note receivable, other, net of allowance of $361,562                                    --
                                                                                 ------------
         Total current assets                                                       4,153,291

Property, Plant and Equipment                                                       2,883,368
Patent Costs                                                                           70,404
Deposit on Product Rights                                                             129,780
Other Assets                                                                           13,075
                                                                                 ------------

         Total assets                                                            $  7,249,918
                                                                                 ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------
Current Liabilities:
   Accounts payable                                                              $    370,373
   Accrued expenses                                                                    89,169
                                                                                 ------------
         Total current liabilities                                                    459,542
                                                                                 ------------

Commitments, Contingencies, Other Matters and Subsequent Events                            --

Stockholders' Equity:
   Series A 10% Senior Convertible Preferred stock, $.001 par value;
      authorized 1,000,000 shares; issued and outstanding 0 shares                         --
   Common stock, $.001 par value; authorized 30,000,000 shares;
                                                                                        5,847
      issued 5,846,870 shares
   Additional paid-in capital                                                      13,606,551
   Deficit                                                                         (6,820,252)
   Treasury stock, 2,000 common shares at cost                                         (1,500)
   Stock subscription receivable, net of allowance of approximately $2,712,000           (270)
                                                                                 ------------

         Total stockholders' equity                                                 6,790,376
                                                                                 ------------
         Total liabilities and stockholders' equity                              $  7,249,918
                                                                                 ============

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                               2001            2000
                                                               ----            ----
Net Sales
    Formed metal                                          $ 2,722,428     $ 3,415,564
    Zone cabling termination cabinet                        1,345,796       1,855,889
                                                          -----------     -----------
                                                            4,068,224       5,271,453
                                                          -----------     -----------

Costs and Expenses:
    Cost of sales                                           2,155,748       2,566,837
    Selling, general and administrative                     1,839,489       2,392,467
    Compensation and related benefits                       1,168,153       1,444,437
    Stock-based compensation                                  322,330         221,365
                                                          -----------     -----------
                                                            5,485,720       6,625,106
                                                          -----------     -----------

Loss Before Other Income (Expense)                         (1,417,496)     (1,353,653)
                                                          -----------     -----------

Other Income (Expense):
    Interest income                                            40,662          72,945
    Other income                                               23,300          34,915
    Realized and unrealized gain (loss) on investments            878          13,064
    Abandoned joint venture                                        --        (182,736)
    Write-off of goodwill                                          --        (254,803)
    Provision for doubtful notes receivable                   (20,000)       (361,562)
    Interest expense                                          (68,413)         (1,963)
                                                          -----------     -----------
                                                              (23,573)       (680,140)
                                                          -----------     -----------

Net Loss                                                  $(1,441,069)    $(2,033,793)
                                                          ===========     ===========

Basic Net Loss Per Common Share                           $      (.30)    $      (.45)
                                                          ===========     ===========

Weighted Average Common Shares Outstanding                  4,797,251       4,540,847
                                                          ===========     ===========

                 See notes to consolidated financial statements


               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             Series A                                 Additional
                                                         Preferred Stock          Common Stock         Paid-in
                                                         ---------------          ------------
                                                       Shares      Amount       Shares     Amount      Capital        Deficit
                                                       ------      ------       ------     ------      -------        -------


Balance, December 31, 1999                             10,600   $ 1,060,000     4,094,239   $ 4,094   $ 9,144,508   $(3,208,875)

Year Ended December 31, 2000:
   Note receivable arising from loan of 197,600            --            --            --        --            --            --
      shares treasury stock, at cost
   Allowance for note receivable to reduce to              --            --            --        --      (970,949)           --
      estimated fair value of treasury stock loaned
   Purchase of 141,000 shares of treasury stock            --            --            --        --            --            --
   Issuance of common stock for domain name                --            --         2,420         3         9,997            --
   Conversion of preferred stock to common
      stock, including dividends                      (10,600)   (1,060,000)      215,534       216     1,196,299      (136,515)
   Warrants granted for services                           --            --            --        --       221,365            --
   Exercise of warrants:
      Cash                                                 --            --         5,000         5        39,995            --
      Cashless transaction                                 --            --        17,475        17           (17)           --
   Sale of common stock in private placement,              --
      net of related costs                                 --            --       406,280       406     1,533,479            --
   Net loss                                                --            --            --        --            --    (2,033,793)
                                                     --------   -----------   -----------   -------   -----------   -----------

Balance, December 31, 2000                                 --   $        --     4,740,948   $ 4,741   $11,174,677   $(5,379,183)

Year Ended December 31, 2001:
   Return and retirement of treasury stock                 --            --      (277,100)     (277)     (523,033)           --
   Warrants granted for services                           --            --            --        --       173,830            --
   Stock issued for services                               --            --        96,500        96       157,689            --
   Exercise of warrants                                    --            --     1,286,522     1,287     2,623,388            --
   Treasury stock purchased                                --            --            --        --            --            --
   Net loss                                                --            --            --        --            --    (1,441,069)
                                                     --------   -----------   -----------   -------   -----------   -----------
Balance December 31, 2001                                  --   $        --     5,846,870   $ 5,847   $13,606,551   $(6,820,252)
                                                     ========   ===========   ===========   =======   ===========   ===========




[restubbed table]

                               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

                                                                        Stock       Treasury
                                                        Treasury    Subscription     Stock

                                                          Stock      Receivable    Receivable      Total
                                                          -----      ----------    ----------      -----


Balance, December 31, 1999                           $ (881,843)  $       (270)  $         --   $  6,117,614

Year Ended December 31, 2000:
   Note receivable arising from loan of 197,600       1,205,599             --     (1,205,599)            --
      shares treasury stock, at cost
   Allowance for note receivable to reduce to                --             --        970,949             --
      estimated fair value of treasury stock loaned
   Purchase of 141,000 shares of treasury stock        (612,416)            --             --       (612,416)
   Issuance of common stock for domain name                  --             --             --         10,000
   Conversion of preferred stock to common
      stock, including dividends                             --             --             --             --
   Warrants granted for services                             --             --             --        221,365
   Exercise of warrants:
      Cash                                                   --             --             --         40,000
      Cashless transaction                                   --             --             --             --
   Sale of common stock in private placement,
      net of related costs                                   --             --             --      1,533,885
   Net loss                                                  --             --             --     (2,033,793)
                                                     ----------   ------------   ------------   ------------

Balance, December 31, 2000                           $ (288,660)  $       (270)  $   (234,650)  $  5,276,655

Year Ended December 31, 2001:
   Return and retirement of treasury stock              288,660             --        234,650             --
   Warrants granted for services                             --             --             --        173,830
   Stock issued for services                                 --             --             --        157,785
   Exercise of warrants                                      --             --             --      2,624,675
   Treasury stock purchased                              (1,500)            --             --         (1,500)
   Net loss                                                  --             --             --     (1,441,069)
                                                     ----------   ------------   ------------   ------------
Balance December 31, 2001                            $   (1,500)  $       (270)  $         --   $  6,790,376
                                                     ==========   ============   ============   ============

                 See notes to consolidated financial statements

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                     2001            2000
                                                                                     ----            ----
Cash Flows from Operating Activities:
   Net loss                                                                       $(1,441,069)    $(2,033,793)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                   354,733         423,161
      Warrants and stock issued for services                                          322,330         221,365
      Realized and unrealized gains on investments                                       (878)        (13,064)
      Provision for doubtful accounts                                                  21,505          30,922
      Provision for doubtful notes receivable                                          20,000         361,562
      Write-off of goodwill                                                                --         254,804
      Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                                          (93,805)        (27,721)
         Inventories                                                                  (55,615)       (211,124)
         Prepaid expenses and other assets                                            (41,822)        (16,654)
      Increase (decrease) in accounts payable and accrued expenses                     47,214        (184,859)
                                                                                  -----------     -----------
            Net cash used in operating activities                                    (867,407)     (1,195,401)
                                                                                  -----------     -----------

Cash Flows from Investing Activities:
   Purchase of investments                                                         (1,750,787)             --
   Proceeds from sale of investments                                                       --         846,408
   Proceeds from payments on notes receivable                                         200,000         250,000
   Increase in notes receivable                                                        (4,223)       (419,935)
   Acquisition of property and equipment                                              (16,855)       (667,872)
   Patent costs                                                                            --         (15,018)
                                                                                  -----------     -----------
                  Net cash used in investing activities                            (1,571,865)         (6,417)
                                                                                  -----------     -----------

Cash Flows from Financing Activities:
   Proceeds from exercise of warrants                                               2,624,675          40,000
   Proceeds from sale of common stock, net of related costs                             9,285       1,533,885
   Payments on capital lease obligations                                             (244,379)             --
   Payments on line of credit                                                              --         (73,812)
   Acquisition of treasury stock                                                       (1,500)       (612,416)
                                                                                  -----------     -----------
                  Net cash provided by financing activities                         2,388,081         887,657
                                                                                  -----------     -----------

Net Decrease in Cash and Cash Equivalents                                             (51,191)       (314,161)

Cash and Cash Equivalents, Beginning                                                  399,948         714,109
                                                                                  -----------     -----------

Cash and Cash Equivalents, Ending                                                 $   348,757     $   399,948
                                                                                  ===========     ===========


                 See notes to consolidated financial statements

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND CAPITALIZATION

            American Access Technologies, Inc. ("Company") was incorporated on October 21, 1996, under the laws of the State of Florida. The Company's Articles of Incorporation, as amended on November 25, 1996, authorize the Company to issue and have outstanding at any one time 10,000,000 shares of common stock, par value $.001 per share and 1,000,000 shares of preferred stock, par value $.001 per share.

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

            During November, 1998, the Company completed a $5,000,000 private placement of 50,000 shares of its Series A 10% Senior Convertible Preferred Stock, par value of $.001 per share, at $100.00 per share (See Note 13). During 1999, holders of the Series A Preferred stock converted 39,400 of the Series A Preferred shares into 289,981 common shares. During January 2000, the remaining 10,600 shares of Series A Preferred were converted into 215,534 shares of common stock. At December 31, 2001, there was no Preferred stock issued and outstanding.

            On February 14, 2001, the Articles of Incorporation were further amended increasing the shares of common stock authorized from 10,000,000 to 30,000,000 shares.

       BUSINESS

            The Company manufactures patented zone cabling enclosures for the telecommunications industry. The enclosures house and route cables and wires used in voice, computer and data transmission systems. Copper, fiber optic and wireless network systems can be moved, added to or changed through the enclosure rather than through longer runs back to the telecommunications closet.

            Omega Metals, Inc. ("Omega"), a wholly-owned subsidiary of the Company, shears and molds metal and manufactures metal-formed products for customers principally in Florida and Georgia.

            Zonecabling.com, Inc., a wholly-owned subsidiary of the Company, was incorporated on May 4, 2000, to develop a Business-to-Business e-commence portal, and is currently inactive.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         BUSINESS (Continued)

            AATK.com, LLC was incorporated February 2, 2000 pursuant to a joint venture agreement. The Company owned 76% of AATK.com which is inactive and administratively dissolved inasmuch as the joint venture has been dissolved and is the subject of pending litigation (see Note 16).

            Dolphin Acquisition Corporation, a wholly-owned subsidiary of the Company, which as incorporated in April 2001, was formed as a part of an agreement and plan of merger with an unrelated entity. The subsidiary was to be merged into this entity with the entity becoming the surviving subsidiary. The Company terminated the agreement and plan of merger on July 2, 2001 and is currently involved in litigation with the entity (see Note 16). Dolphin Acquisition Corporation is currently inactive.

         PRINCIPLES OF CONSOLIDATION

            The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

         USE OF ESTIMATES

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Those estimates subject to potential change in the near term include allowances for doubtful accounts and notes receivable.

         REVENUE RECOGNITION

            The Company recognizes revenue from product sales at the time the product is shipped to the customer.

         CONCENTRATIONS OF CREDIT RISK

            Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in securities, accounts receivable and notes receivable.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         CONCENTRATIONS OF CREDIT RISK (Continued)

             CASH AND CASH EQUIVALENTS

                  The Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. At December 31, 2001, the Company had deposits in excess of federally insured limits of approximately $98,000. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

                  In addition, the Company maintains investment accounts with a financial institution which is not insured by the FDIC. These funds, which were invested primarily in mutual funds and equity instruments at December 31, 2001, may be subject to insurance by SIPC, Securities Investor Protection Corporation, subject to various limitations. At December 31, 2001, $1,751,665 was held in this account.

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

         INVESTMENT SECURITIES

            The Company classifies its investment securities in one of three categories: trading, available for sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity are those securities as to which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available for sale. Trading and available for sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized costs, adjusted for the amortization or accretion of premiums and discounts.

            Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis. A decline in the market value of any available for sale or held-to-maturity security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         INVESTMENT SECURITIES (Continued)

            Investment securities at December 31, 2001 consist of mutual funds and equity securities, which are classified as trading securities.

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

         PATENTS

            The Company has capitalized certain incremental costs incurred related to acquiring four patents on the Company's products. In each of the years 1998 through 2001, a patent was finalized and issued by the United States Patent Department. The Company amortizes the cost of patents over the patents' lives, 18 years.

         PRODUCT DEVELOPMENT COSTS

            Costs in connection with the development of the Company's product are comprised of design, production, consulting and other related professional fees. These costs are charged to expense as incurred.

         ADVERTISING

            Advertising costs are charged to expense as incurred. Advertising costs were not material during the years ended December 31, 2001 and 2000.

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

         IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

            The Company accounts for long-lived assets in accordance with the provision of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         RECENT ACCOUNTING PRONOUNCEMENTS

            In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121,

            "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company is required and plans to adopt the provisions of SFAS 144 for the quarter ending March 31, 2002. The Company does not believe the adoption of SFAS 144 will have a significant impact on its financial statements.

            In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

            amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 will be effective for the Company's financial statements beginning January 1, 2002, with earlier application encouraged. The Company believes that the adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

            In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" which replace Accounting Principles Board Opinion Nos. 16, "Business Combinations" and 17, "Intangible Assets", respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interests method be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which the Company will be required to adopt on January 1, 2002. After December 31, 2001, goodwill can only be written down upon impairment discovered during annual tests for fair value, or discovered during tests taken when certain triggering events occur. The Company believes that the adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

            In September 2000, Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140) was issued. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 did not have a material effect on the financial position or results of operations of the Company.

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

            Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the adoption of this standard on January 1, 2001 did not significantly effect the Company's financial statements.

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


NOTE 2.  SUMMARY OF CERTAIN RISKS AND OTHER MATTERS

         PROFITABILITY AND LIQUIDITY

            As of December 31, 2001, the Company reflected stockholders' equity of approximately $6,790,000. However, the Company has incurred net losses of approximately $1,441,000 in 2001 and $2,034,000 in 2000, and has an accumulated deficit balance of approximately $6,820,000 at December 31, 2001. The Company's ability to achieve sustained profitable operations is dependent on continuing to achieve sales growth through expansion of sales and marketing efforts. Management believes that cash flows from operations and additional financing available from other sources will be sufficient to fund operations. There is no assurance that such events will occur.

         SIGNIFICANT RELATED PARTY TRANSACTIONS

            In 1999, 2000 and continuing into 2001, the Company has entered into several significant related party transactions with current and former officers and directors. See Notes 4, 6, 14 and 16 for further information regarding these transactions.

         PENDING LITIGATION

            The Company is involved in certain pending litigation as to which it cannot predict the outcome with any certainty (see Note 16).

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  INVESTMENT SECURITIES

         All marketable securities are deemed by management to be trading and are reported at fair value with net unrealized gains or losses reported on the consolidated statement of operations. Realized gains and losses are recorded based on the specific identification method. For the year ended December 31, 2001, gross unrealized gains and losses were approximately $880. The carrying amount of the Company's investments is shown in the table below:

            Equity securities                             $1,350,000
            Mutual funds                                     401,665
                                                          ----------
                                                          $1,751,665
                                                          ==========


NOTE 4.  NOTES RECEIVABLE, DIRECTORS AND STOCKHOLDERS

         NOTES RECEIVABLE IN EXCHANGE FOR CASH

            In May and June 2000, the Company authorized loans to three directors, who also are officers of American Access or its subsidiaries, and who collateralized the loans with personal assets unrelated to these transactions. The collateralized loans were to enable these directors to cover margin calls precipitated by a drop in the price of the Company's common stock. On May 31, 2000, two directors (one of whom is the Company's president) each executed a promissory note and security agreement for $75,000 and $60,000 respectively, payable on or before December 31, 2000, with interest at 10%. On June 8, 2000, a former Director and Chief Financial Officer executed two promissory notes and a security agreement for a total of $260,000, payable on or before December 31, 2000, with interest at 10%. Although the Company agreed to loan $260,000, ultimately only $200,000 was borrowed. In October 2000, the two directors executed additional promissory notes with identical terms for $10,000 each, payable on or before April 30, 2001. Each of these notes were extended to June 30, 2002. On October 18, 2001, the former Director and Chief Financial Officer repaid the amount owed under the two promissory notes, plus interest of $26,866, for a total of $226,866.

            No interest has been paid on remaining notes receivable since inception and through December 31, 2001.

            In addition, the Company loaned $20,000 to a stockholder pursuant to a note receivable, interest at 10%, principal due December 31, 2001. A reserve for doubtful collectibility in the amount of $20,000 has been provided as of December 31, 2001.

                                                           Accrued/
                                              Principal     Unpaid
                                               Balance     Interest    Total
                                               -------     --------    -----

            Officers/Directors/Stockholders   $155,000     $ 23,212   $178,212

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4.  NOTES RECEIVABLE, DIRECTORS AND STOCKHOLDERS (Continued)

         NOTES RECEIVABLE IN EXCHANGE FOR SHARES HELD IN TREASURY

            On June 14, 2000, the Company loaned 197,600 shares of treasury stock to the former Director and Chief Financial Officer to cover a margin call on the Company's common stock. This loan was secured with personal assets. The shares were to be returned to the Company at the earlier of the date the common stock price reaches $15 or June 30, 2001. On March 30, 2001, the shares were returned to the Company and subsequently retired.

NOTE 5.  NOTES RECEIVABLE, OTHER

         The Company has instituted litigation against the debtor and personal guarantor for default in payment of a promissory note of $325,000, with accrued interest in excess of approximately $36,000 at December 31, 2000. The original promissor assigned its obligations with written consent of the Company, after the Company filed a lawsuit for default of the original note of $500,000 plus 15% interest, of which approximately $63,000 was unpaid at December 31, 1999. Although the debtor paid an initial cash payment of $250,000, its obligations of $325,000 plus $36,562 in interest were in default at October 31, 2000. The Company is attempting to negotiate a settlement agreement with the debtor and the note's guarantor. An allowance for doubtful collectibility of the total outstanding principal balance, as well as all accrued interest, has been recorded as of December 31, 2001.


NOTE 6.  STOCK SUBSCRIPTION RECEIVABLE

         During June 1999, an individual affiliated with the investment banking firm involved in the Company's registration as a public company, exercised options to purchase 270,000 shares of Company common stock at $8.00 per share for a total of $2,160,000. The Company accepted as payment for these shares three notes receivable totaling $2,160,000. The notes receivable, as amended, were due on December 31, 2001, and bear interest at 10%. The Company could have required the notes be paid in full sooner if the Company stock price equaled or exceeded $35 (the market price of the Company's common stock was $0.80 at December 31,
         2001).

         The Company has recorded the exercise of these warrants, net of an allowance, by increasing common stock outstanding and increasing stock subscriptions receivable, a separate component of stockholders' equity. The balance as of December 31, 2001 follows:

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
                                                          ==========

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.  STOCK SUBSCRIPTION RECEIVABLE (Continued)

         The interest earned on the notes receivable has been recorded as an increase in stockholders' equity rather than included in operations, because the transaction giving rise to the notes was an equity transaction. No interest was recorded in 2001 due to uncertainty of collectibility.

NOTE 7.  PRODUCT LINE DISPOSAL

         In June 2000, the Company announced that it was no longer actively marketing its Genco generator-cover product line due to the fact that factory floor space was needed to produce its proprietary products. The Company expensed the remaining unamortized goodwill of $254,803, which is included as a separately stated item in the accompanying consolidated statements of operations for the year ended December 31, 2000.


NOTE 8.  INVENTORIES

         Raw materials                                   $191,371
         Work-in-process                                   96,482
         Finished goods                                   419,700
                                                         --------
                                                         $707,553


NOTE 9.  PROPERTY, PLANT AND EQUIPMENT

                                         Estimated Useful
                                           Lives (Years)
                                           -------------

         Land                                    --          $  103,860
         Building and improvements               30           1,369,805
         Machinery and equipment                5-7           3,634,584
         Vehicles                               3-5              40,303
         Tools                                  3-5              28,064
                                                             ----------
                                                              5,176,616
         Less accumulated depreciation                        2,293,248
                                                             ----------
                                                             $2,883,368
                                                             ==========

         Depreciation expense for the years ended December 31, 2001 and 2000 was $324,826 and $264,608, respectively.


NOTE 10. OBLIGATIONS UNDER CAPITAL LEASES

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

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. OBLIGATIONS UNDER CAPITAL LEASES (Continued)

         In October, 2001, the Company paid for the equipment in full and terminated the capital lease agreement. Approximately $60,000 was paid in accelerated interest in conjunction with this capital lease termination.


NOTE 11. PROFIT SHARING PLAN

         The Company has a 401(k) Profit Sharing Plan covering all non-leased employees who meet minimum length of service and age requirements. Employer contributions are made at the discretion of management. There were no contributions made for 2001 and 2000, respectively. Employees are vested for purposes of the contribution as follows:

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


NOTE 12. INCOME TAXES

         The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

         The provision for income taxes is computed on a consolidated return basis.

         A reconciliation of income taxes computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                             2001        2000
                                                             ----        ----

            Tax provision at the statutory rate of 34%    $(490,000)  $(691,000)
            State income taxes, net of federal income tax   (43,000)    (62,000)
            Net operating loss carryforward adjustment      (48,000)   (313,000)
            Provisions for uncollectible amounts              7,000     137,000
            Exercise of stock options and warrants         (435,000)    (61,000)
            Change in valuation allowance                   927,000     908,000
            Stock options not exercised                     (82,000)     82,000
                                                          ---------   ---------
                                                          $      --   $      --
                                                          =========   =========

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12. INCOME TAXES (Continued)

         As of December 31, 2001, the Company had consolidated net operating loss carryforwards for federal income tax reporting purposes amounting to approximately $7,071,000, which expire in varying amounts to the year 2020.

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

         The components of the deferred tax asset at December 31, 2001 were as follows:

            Net operating loss carryforward             $ 2,616,000
            Allowance for collectibility                    169,000
            Depreciation and amortization                  (233,000)
            Less valuation allowance                     (2,552,000)
                                                        -----------
            Net deferred tax asset                      $        --
                                                        ===========

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

         The Company's federal and state income tax returns have not been examined by the respective taxing authorities for the past several years. The final determination of the amount and timing of currently payable income taxes is therefore subject to possible examination of these unexamined years by such respective taxing authorities.


NOTE 13. PREFERRED STOCK

         Preferred stockholders converted the remaining 10,600 preferred shares, including cumulative dividends of $136,515, in 2000. The conversion price, which varied based upon date of conversion, ranged from $5.47 to $5.49. These conversions resulted in the issuance of 215,534 shares of common stock.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 14. COMMON STOCK

         EQUITY FINANCING

            On May 2, 2000, the Company entered into a Stock Purchase Agreement ("Agreement") with an investor to provide for the issuance of up to $15,000,000 of Company common stock in exchange for cash payments in monthly allotments of up to $1,150,000 with an initial allotment of $2,250,000. The sales price will be the lowest three day average bid price during the twenty-two days preceding the sales, less a discount of 8%.

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

            In 2001, no additional shares were sold to the investor. In November 2001, the Agreement expired. During 2001, the Company was required to pay approximately $82,000 representing liquidated damages in accordance with the Agreement for failing to keep effective a registration statement for the common shares and the shares underlying the incentive warrant.

         ISSUANCE OF COMMON STOCK FOR SERVICES

            In July 2000, the Company entered into an agreement with an unrelated individual for the purchase of a domain name. In July 2000, in accordance with the agreement, the Company issued 2,420 shares of Company common stock to this individual. In December 2000, the Company canceled the agreement in accordance with its terms.

            In January 2001, the Company issued 1,500 shares of common stock pursuant to a business consulting arrangement with an investor, which was completed September 4, 2000.

            In April 2001, the Company issued 65,000 shares of common stock to the Company's outside counsel for legal services rendered in connection with an agreement and plan of merger (see Note 15).

            In August 2001, the Company entered into an agreement for investment banking services. The Company agreed to pay $5,000 of common stock a month, the amount of shares due, to be recalculated quarterly, for one year, payable at the beginning of each three-month period. The Company issued an initial payment of 15,000 shares in October 2001.

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

            On January 10, 2000, the Company granted 515,000 employee options and 340,000 board of director options with an exercise price of $5.67 with a life of five years. Subsequent to the grant, 10,000 options were returned to the Company when an employee separated employment. Also in 2000, a former director exercised 60,000 warrants in a cashless transaction for the difference in the exercise price of $5.67 and the closing price of $8.00 on date of exercise and received 17,475 shares of common stock.

            On August 15, 2001, the Board authorized an amendment of the 2000 Stock Option Plan. The Board authorized an additional 500,000 employee options and 300,000 board of director options be subject to this plan at an exercise price of $1.00. The amendment of the Stock Option Plan was ratified by the stockholders on December 21, 2001.

         NON-QUALIFIED STOCK OPTIONS

            On April 9, 2001, the Company entered into employment agreements with three officers of the Company and issued a total of 765,370 options to purchase the Company's common stock at an option price of $2.25 in accordance with such agreements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15. STOCK-BASED COMPENSATION (Continued)

         WARRANTS

            As of January 1, 2000, the Company had outstanding 1,307,375 warrants to purchase common stock at exercise prices ranging from $6.375 to $28.875, 843,375 of which warrants are outstanding to officer/directors.

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

            The granting of the warrants in 2000 to consultants resulted in a charge to consulting fees in the amount of approximately $221,000 in 2000 representing the fair value of the 855,363 warrants issued. The 161,860 warrants issued in connection with the negotiation of the sale of common stock, which have a fair value of $144,772, were recorded as an increase and a decrease to additional paid-in capital and have been offset in the accompanying consolidated financial statements.

            During 2001, the Company issued 350,000 warrants for investment banking services to purchase common stock with exercise prices ranging from $1.25 to $1.65. Also, during 2001, the Company issued 60,000 warrants to outside directors to purchase Company common stock for $2.25 per share. The Company also issued 14,435 warrants to purchase common stock for information technology consulting services at an exercise price of $2.25. Additionally, the Company, pursuant to a 1998 settlement agreement, issued 40,000 warrants to a former officer/director.

            From October 10-15, 2001 holders of outstanding stock purchase warrants, including employees, consultants and investment bankers, exercised 1,286,522 stock purchase warrants at $1.25, $1.65 and $2.25 per share. The Company has received $2,624,674 and issued 1,286,522 shares of its common stock.

            As of December 31, 2001, the Company has remaining outstanding 5,518,575 options and warrants to purchase common stock at exercise prices ranging from $1.00 to $25.00, 4,408,730 of which are options and warrants outstanding to employees and officers/directors.

            The granting of the warrants in 2001 to consultants resulted in a charge to consulting fees in the amount of approximately $56,000, representing the fair value of the 434,435 warrants issued.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15. STOCK-BASED COMPENSATION (Continued)

         FAIR VALUE DISCLOSURES

            Had compensation cost for the options and warrants issued to employees, officers and directors been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                          2001             2000
                                          ----             ----
            Net Loss:
               As reported          $   (1,441,069)   $  (2,033,793)
                                    ==============    =============
               Pro forma            $   (2,270,953)   $  (3,265,607)
                                    ==============    =============

            Loss Per Share:
               Basic:
                  As reported       $         (.30)   $        (.45)
                                    ==============    =============
                  Pro forma         $         (.47)   $        (.72)
                                    ==============    =============

         The Company used the Black-Scholes option pricing model to determine the fair value of grants made in 2001 and 2000. The following assumptions were applied in determining the pro forma compensation cost:

                                               2001                  2000
                                               ----                  ----

          Risk Free Interest Rate           5.0% - 5.5%               5.5%
          Expected Dividend Yield                --                    --
          Expected Option Life              0.21- 2 1/2years   1 1/2- 2 1/2YEARS
          Expected Stock Price Volatility   122% to 140%         85% to 119%

         Changes in outstanding options and warrants for common stock are as follows:

                                                              2001 Range of                   2000 Range of
                                                  2001        Exercise Price       2000      Exercise Price
                                                  ----        --------------       ----      --------------

            Outstanding at beginning of year    4,700,337    $2.25 to $25.00    1,307,375    $7.20 to $25.00
            Options and warrants granted        2,448,138    $1.00 to $2.25     3,467,962    $2.25 to $10.00
            Options and warrants exercised     (1,286,522)   $1.25 to $2.25       (65,000)   $5.67 to $8.00
            Options and warrants expired         (343,375)   $5.67 to $15         (10,000)       $5.67
                                                ---------                      ----------
            Outstanding at end of year          5,518,578    $1.00 to $25.00    4,700,337    $2.25 to $25.00
                                                =========                      ==========
            Exercisable at end of year          5,518,578                       4,700,337
                                                =========                      ==========

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15  STOCK-BASED COMPENSATION (Continued)

         WARRANTS (Continued)

            The following table summarizes information about outstanding options at December 31, 2001:

                           Options Outstanding                                   Options Exercisable
            ------------------------------------------------      -----------------------------------------------
                                     Number         Weighted                             Number         Weighted
                                  Outstanding       Average            Weighted       Exercisable        Average
                 Range of              at          Remaining            Average            at           Remaining
                 Exercise         December 31,    Contractual          Exercise       December 31,     Contractual
                  Prices              2001            Life               Price            2001            Life
                  ------              ----            ----               -----            ----            ----
             $1.00 to $25.00       5,518,578          2.5          $1.00 to $25.00      5,518,578          2.5
                                   =========          ===                               =========          ===



NOTE 16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

         PENDING LITIGATION

           CLASS ACTION

            The Company has been named as a defendant in litigation which purports to be a class action filing. In this purported class action, the Plaintiff alleges in the Amended Complaint that the defendants participated in a conspiracy to inflate the price of the Company's common stock through market manipulation, making material misrepresentations and omissions, and other wrongful conduct for the purpose of allowing "insiders" to enrich themselves by selling their personal holdings at the inflated price. The Company denies not only any wrongdoing, but most of the material factual allegations as well and intends to vigorously defend this case. The recently filed Amended Complaint and preliminary investigations of facts appear to support the Company's position. However, no discovery has yet occurred nor has there been any information as to the position being taken by various co-defendants. The Company believes the allegations are baseless, and that it has no material exposure with respect to the matter, and intends to defend its position vigorously. On March 29, 2001, the Company was notified that the venue has been changed from New York to Orlando, Florida. On June 4, 2001, the Company was successful in securing a dismissal in this case. On July 3, 2001, the Plaintiffs filed a Motion to Reopen the case and the Company subsequently filed an opposition to Plaintiff's motion. On August 2, 2001, the judge denied the Plaintiff's motion to reopen, ruling that the case will remain closed.

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

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         PENDING LITIGATION (Continued)

          JOINT VENTURE (Continued)

            At present, the lawsuit is in the discovery stage of litigation. The Company intends to vigorously defend the action and to prosecute the counterclaim. However, neither management, nor legal counsel can predict, with any degree of certainty, the outcome of the case.

          TERMINATION OF PROPOSED MERGER

            On April 10, 2001, American Access Technologies, Inc. entered into an Agreement and Plan of Merger with an unrelated entity in which the Company's subsidiary, Dolphin Acquisition Corp., a corporation registered in Delaware, was to have been merged. Subsequent to signing the agreement, the merger candidate suffered material adverse effects to its business condition, which the Company believes so prejudiced the terms of the merger against the Company's shareholders that the Company terminated the agreement on July 2, 2001. The Company filed suit against the entity on July 11, 2001 in the 18th Judicial Circuit Court, Seminole County, Florida, seeking general damages in excess of $15,000 for breach of contract. The merger candidate counter sued for $500,000, the termination payment specified in the agreement, payable under limited circumstances. The Company does not believe that the entity is entitled to the termination payment.

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

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         MAJOR CUSTOMERS

            The Company has one customer that purchased products that represented approximately $459,000 or 11% of sales for the year ended December 31, 2001.

            For the year ended December 31, 2000, the Company had two customers which represented approximately 29% of sales.

                                                               2000
                                                               ----

             Customer A                                      $907,000
             Customer B                                       600,000

         MAJOR VENDORS

            The Company purchases sheet metal and related products from a vendor that represented approximately 54% and 43% of purchases for 2001 and 2000, respectively.

         EMPLOYMENT CONTRACTS

            On April 9, 2001 the Company entered into Employment Agreements with three officers of the Company. Two of the officers were each issued 332,685 options to purchase the Company's common stock at an option price of $2.25. The other officer was issued 100,000 options at the same price.

            The Company had entered into employment agreements with two members of management of Omega. These agreements were for a term of two years commencing in November 1998. The agreements provided, among other things, for combined annual compensation of $250,000 plus profit participation equal to 10% of the net profits of Omega, as defined, in excess of $1,200,000 annually. Both contracts expired in November 2000 and have not been renewed.

         CONTRACTS WITH DISTRIBUTORS

            During 1997, the Company entered into Distributor Agreements with seven distributors. The agreements set forth terms whereby the distributors may purchase products from the Company for resale to their customers within the U.S. and Canada and Mexico when the Company releases its products for sale in those countries. During 1999, the Company entered into additional Distributor Agreements with five distributors. During 2000, an additional six Distributor Agreements were added and in 2001, an additional two Distributor Agreements were added for a total of twenty as of December 31, 2001. The prices for the products covered by the agreements are based upon the intention of the distributors to purchase a minimum number of units as specified in the agreements. Revenue is recorded at such time as the units are shipped to the distributors. The agreements are for a term of one year and are automatically renewed each year thereafter unless terminated by either party, and contain, among other things, a warranty effective for one year after the date of sale.

         PRIVATE LABEL CONTRACTS

            In 2000, the Company implemented a marketing plan that included signing telecommunications industry network providers to Private Label Agreements, in which the Company manufactured its patented zone cabling enclosures and labeled them to the specifications of these providers, or modified its cabinets to the specifications of providers. During 2000, the Company entered into Private Label Agreements with four network providers, and in 2001, with an additional three network providers. The Agreements are in effect for between one and three years, and all automatically renew provided they have not been terminated by either party.

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

         LEASE COMMITMENTS

            The Company subleases certain office/warehouse space in Lake Mary, Florida. The lease provides for monthly rent of approximately $11,000 and expires May 30, 2003.

            Future minimum operating lease commitments are approximately as follows:

              Year ending December 31:
                  2002                                      $137,000
                  2003                                        58,000
                                                            --------
                                                            $195,000
                                                            ========

            Rent charged to operations amounted to approximately $120,000 in 2001 and $111,000 in 2000.

         MANAGEMENT AND OPTION TO PURCHASE AGREEMENT

            On March 27, 2001, the Company entered into a Management and Option to Purchase Agreement ("Agreement") relating to its wholly-owned subsidiary Zonecabling.com, Inc. with a former director and officer of the Company ("Executive"), to manage the Business-to-Business e-commerce site with an option to purchase the subsidiary.

            For services provided under the Agreement, the Executive received 213,333 options to purchase the common stock of the Company at an exercise price of $2.25. These warrants, issued upon execution of the Agreement, shall expire on December 31, 2002. In addition, the Company agrees to pay to the Executive 25% of the net profits of Zonecabling.com, Inc. for 2001, the term of the Agreement, or until the Executive exercises his option to purchase Zonecabling.com, Inc.

            In accordance with the Agreement, at any time up to, including, or before December 31, 2002, the Executive shall have the right to purchase all the outstanding common stock of Zonecabling.com, Inc. from the Company for the sum of $500,000, at which time all rights and duties of the Corporation pursuant to Zonecabling.com shall be assigned and delegated to the Executive as his own. In any event, when the common stock price of the Company reaches $6.75 per share, a mandatory conversion of the Executive's warrants into common stock shall occur and he will be required to purchase Zonecabling.com for $500,000. In October 2001, the Executive exercised 104,174 of these options, leaving 109,159 options unexercised. The option to purchase Zonecabling.com has not been exercised.

            The term of the Executive's employment shall continue through the earlier of the Executive exercising his option to purchase Zonecabling.com, Inc., or December 31, 2002. The employment of the Executive may be terminated at any time by mutual agreement of both parties with 30 days notice or by action of the Board of Directors in the event of defaults, as defined.

         CONSULTING AGREEMENTS

            On May 26, 2000, the Company entered into a consulting agreement which was amended on February 1, 2001. The agreement, as amended, provides for the consultant to render investment banking advice to the Company through February 1, 2002. The consultant is to receive
            (i) $35,000, (ii) 300,000 warrants to purchase Company common stock at exercise prices as follows:

               100,000 at $4.75 per share
               100,000 at $6.00 per share
               100,000 at $10.00 per share

            and (iii) 400,000 warrants to purchase Company stock for $2.25 per share.

            On March 15, 2001, the Company entered into an agreement to retain the services of a consultant for a period of six months to provide the Company with general investment banking advice. In exchange for its services, the consultant received a fee of $10,000 and 200,000 warrants to purchase the common stock of the Company. The exercise price of the warrants is at 20% above the average closing price of the Company's common stock on the sixty trading days preceding the execution of the agreement, as reported by the Nasdaq Stock Exchange ($1.65 per share). The warrants shall expire five years after their date of issue, March 15, 2006. The $10,000 fee was paid through he issuance of 15,000 shares of Company common stock.


NOTE 17. NET LOSS PER COMMON SHARE

         The Company computes earnings (loss) per common share in accordance with the provisions of Statement of Financial Accounting Standards
         (SFAS) No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share.

         Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation were 4,797,251 and 4,540,847 for the years ended December 31, 2001 and 2000, respectively. Diluted net loss per common share, assuming exercising of the options and warrants granted and convertible preferred stock, is not presented as the effect of conversion is anti-dilutive.

                                                        2001          2000
                                                        ----          ----

         Net Loss                                   $(1,441,069) $(2,033,793)
         Cumulative Preferred Stock Dividend                 --      (14,631)
                                                    -----------  -----------
         Net Loss Allocated to Common Stockholders  $(1,441,069) $(2,048,424)
                                                    ===========  ===========


NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 19. SEGMENT INFORMATION

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

                                                        2001                                     2000
                                        ---------------------------------------   --------------------------------------
                                            Zone         Formed                         Zone       Formed
                                           Cabling        Metal                       Cabling       Metal
                                           Products     Products       Total          Products    Products      Total

         Revenue from external customers   $1,345,796   $2,722,428   $4,068,224      $1,855,889   $3,415,564  $5,271,453
         Intersegment revenue                 152,923      230,854      383,777          79,808      580,278     660,086
         Investment income                     40,662            -       40,662          72,945            -      72,945
         Interest expense                           -       68,413       68,413           1,963            -       1,963
         Depreciation and amortization        152,038      202,695      354,733         259,196      163,965     423,161
         Segment profit (loss)             (1,180,840)    (260,229)  (1,441,069)     (2,655,803)     622,010  (2,033,793)
         Segment assets                    $4,881,468   $2,368,450   $7,249,918      $3,252,035   $2,681,327  $5,933,362

NOTE 20. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                       2001         2000
                                                                                       ----         ----
            Cash paid during the year for:
               Interest                                                             $   68,413   $    1,963
                                                                                    ==========   ==========
            Non-Cash Investing and Financing Activities:
               Equipment acquired through capital lease                             $       --   $  244,379
                                                                                    ==========   ==========
               Deposit for product line                                             $  129,780   $       --
                                                                                    ==========   ==========
               Note receivable for loan of 197,600 shares treasury stock, at cost   $       --   $1,205,599
                                                                                    ==========   ==========
               Conversion of 10,600 shares of preferred stock to common
                  (see Note 13)                                                     $       --   $1,060,000
                                                                                    ==========   ==========
               Cashless exercise of 60,000 warrants                                 $       --   $       17
                                                                                    ==========   ==========
               Common stock in exchange for domain name                             $       --   $   10,000
                                                                                    ==========   ==========

NOTE 21. SUBSEQUENT EVENT

         On January 11, 2002, the Company entered into an Agreement for the Acquisition of Product Rights ("Agreement") from Bill Sherer Corporation ("BSC") and its principal, Bill Sherer. All rights, entitlements, logos, trademarks, good will and designs pursuant to the Northern Lights/Eclipse Ultraviolet Light Air Cleansing Systems (the "Products") were acquired by the Company in exchange for a one-time cash payment of $50,000, $500,000 in restricted American Access Common Stock, and forgiveness of approximately $123,000 in outstanding accounts receivables carried by the Company on BSC's account.

         In accordance with the agreement, the shares of restricted stock are to be issued upon request by the seller. However, no shares are due and no shares may be requested until January 11, 2003. All shares must be requested by January 11, 2007. Interest on the balance of the $500,000 shall accrue at 5% and is payable in common stock. In no event during the five-year period will BSC or Sherer request or own more than 19.9% of the outstanding stock of the Company.

         Additionally, the Company entered into a Sales and Marketing Agreement with Mr. Sherer, in which Mr. Sherer will provide his services as a consultant and in marketing the Ultraviolet Light Air Cleansing System in exchange for a commission on the sales of those products.