Form 10QSB
period 2002-03-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2002-05-01
CIK 1043186

Form 10-QSB for AMERICAN ACCESS TECHNOLOGIES, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[XX] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at April 30, 2002 was: 5,878,412.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                     March 31, 2002     December 31, 2001
                                                                                     --------------     -----------------
                                                                                       Unaudited
                                         ASSETS
                                         ------
Current Assets:
   Cash and cash equivalents                                                          $    163,619        $    348,757
   Investment securities                                                                 1,405,340           1,751,665
   Accounts receivable, net of allowance of $75,000                                      1,426,797           1,084,012
   Inventories                                                                             636,549             707,553
   Prepaid expenses and other current assets                                                63,799              83,093
   Notes receivable, directors and stockholders,
        including accrued interest                                                         182,086             178,211
   Note receivable, other, net of allowance of $361,562                                         --                  --
                                                                                      ------------        ------------
         Total current assets                                                            3,878,190           4,153,291

Property, Plant and Equipment                                                            2,957,184           2,883,368
Patent Costs                                                                                73,440              70,404
Intangible Assets                                                                          635,978                  --
Other Assets                                                                                15,700              13,075
Deposit on Product Rights                                                                       --             129,780
                                                                                      ------------        ------------

         Total assets                                                                 $  7,560,492        $  7,249,918
                                                                                      ============        ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
Current Liabilities:
   Accounts payable                                                                   $    414,267        $    370,373
   Accrued expenses                                                                         54,452              89,169
                                                                                      ------------        ------------
         Total current liabilities                                                         468,719             459,542
                                                                                      ------------        ------------

Long-Term Liabilities:
   Common stock payable                                                                    500,000                  --
                                                                                      ------------        ------------


Commitments, Contingencies, Other Matters and Subsequent Events                                 --                  --

Stockholders' Equity:
   Series A 10% Senior Convertible Preferred stock, $.001 par value;
      authorized 1,000,000 shares; issued and outstanding 0 shares                              --                  --
   Common stock, $.001 par value; authorized 30,000,000 shares;
      issued 5,846,870 shares                                                                5,847               5,847
   Additional paid-in capital                                                           13,630,997          13,606,551
   Deficit                                                                              (7,021,089)         (6,820,252)
                                                                                      ------------        ------------
                                                                                         6,615,755           6,792,146
   Treasury stock, 29,800 and 2,000 common shares at cost respectively                     (23,712)             (1,500)
   Stock subscription receivable, net of allowance of approximately $2,712,000                (270)               (270)
                                                                                      ------------        ------------

         Total stockholders' equity                                                      6,591,773           6,790,376
                                                                                      ------------        ------------
         Total liabilities and stockholders' equity                                   $  7,560,492        $  7,249,918
                                                                                      ============        ============


See notes to condensed consolidated financial statements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited



                                           Three Months Ended Three Months Ended
                                             March 31, 2002     March 31, 2001
                                           ------------------ -----------------
Net Sales
    Formed metal                              $   837,164         $   746,356
    Zone cabling termination cabinet              510,351             401,883
                                              -----------         -----------
                                                1,347,515           1,148,239
                                              -----------         -----------

Costs and Expenses:
    Cost of sales                                 678,674             549,566
    Selling, general and administrative           857,260             809,649
    Stock-based compensation                       39,446              35,179
                                              -----------         -----------
                                                1,575,380           1,394,394
                                              -----------         -----------

Loss Before Other Income (Expense)               (227,865)           (246,155)
                                              -----------         -----------

Other Income (Expense):
    Interest income                                13,828              10,841
    Interest expense                                   --              (8,793)
    Other income                                   13,199               3,223
                                              -----------         -----------

                                                   27,027               5,271
                                              -----------         -----------

Net Loss                                      $  (200,838)        $  (240,884)
                                              ===========         ===========

Basic Net Loss Per Common Share               $      (.03)        $      (.05)
                                              ===========         ===========


See notes to condensed consolidated financial statements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                                                                      Three Months Ended      Three Months Ended
                                                                                         March 31, 2002         March 31, 2001
                                                                                           ---------              ---------
Cash Flows from Operating Activities:
   Net loss                                                                                $(200,838)             $(240,884)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                          145,494                 85,984
      Warrants and stock issued for services                                                  39,446                 35,179
      Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                                                (346,444)               (25,146)
         Accrued interest receivable                                                              --                 (8,875)
         Inventories                                                                          71,004                 47,241
         Prepaid expenses and other assets                                                    19,294                 30,156
      Increase (decrease) in accounts payable and accrued expenses                            (5,822)               (65,073)
                                                                                           ---------              ---------

            Net cash used in operating activities                                           (277,866)              (141,418)
                                                                                           ---------              ---------

Cash Flows from Investing Activities:
   Proceeds from sale of investments                                                         346,325                     --
   Increase in notes receivable and accrued interest                                          (3,875)                    --
   Acquisition of property and equipment                                                    (170,587)               (11,009)
   Acquisition of product line                                                               (50,000)                    --
   Patent costs and other assets                                                              (6,923)                    --
                                                                                           ---------              ---------

                  Net cash provided by (used in) investing activities                        114,940                (11,009)
                                                                                           ---------              ---------

Cash Flows from Financing Activities:
   Proceeds from issuance of common stock, net of related costs                                   --                  9,284
   Payments on loans and capital lease obligations                                                --                 (9,562)
   Acquisition of treasury stock                                                             (22,212)                    --
                                                                                           ---------              ---------
                  Net cash (used in) financing activities                                    (22,212)                  (278)
                                                                                           ---------              ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                        (185,138)              (152,705)

Cash and Cash Equivalents, Beginning                                                         348,757                399,948
                                                                                           ---------              ---------

Cash and Cash Equivalents, Ending                                                          $ 163,619              $ 247,243
                                                                                           =========              =========

Non-Cash Investing and Financing Activities:
   Common stock obligation issued as partial consideration for product line acquisition    $ 500,000                     --
                                                                                           =========
   Accounts receivable exchanged as partial consideration for product line acquisition     $ 133,439                     --
                                                                                           =========



See notes to condensed consolidated financial statements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2002 Unaudited

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements at March 31, 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2002 and results of operations for three months ended March 31, 2002 and 2001. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Form 10-KSB.

2.   Nature of Business and Summary of Significant Accounting Policies.

BUSINESS

American Access Technologies, Inc. manufactures patented zone cabling enclosures for the telecommunications industry, enabling businesses and government to Move, Add, and Change copper and fiber optic cabling to keep pace with advances in high-speed communications networks. Our ceiling and raised floor cabinets, our systems furniture panels, and our wireless solution can save up to 70% of the cost to reconfigure office and school data centers and networks by eliminating excessive wiring and rewiring in traditional home run arrangements.

Our wholly-owned subsidiary, Omega Metals, Inc., continues to manufacture zone cabling cabinets along with other metal fabricating jobs, ensuring quality and cost control. The ability to powder coat metals is available at our plant. We also have the ability to punch and stamp metal.

We purchased the product rights to the Eclipse Air Cleansing System from Bill Sherer Corporation and Bill Sherer in January 2002 in exchange for a one-time cash payment of $50,000, accounts receivable due from the seller in the amount of approximately $133,000 and restricted common stock valued at $500,000 at the time of issuance over the next five years. No stock can be drawn down until one year from the anniversary date of the purchase and at no time will the Seller own more than 19.9 percent of the Company's stock. Mr. Sherer has been retained as a marketing consultant under a separate agreement.

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

We have expanded our proprietary line of products, and have entered into private labeling agreements with several manufacturers, for which we custom design products to their specifications, serving as an Original Equipment Manufacturer, or label our standard and modified products to suit these customers' needs. Our wireless solution, added to our product line in 2001, has generated great interest in the commercial marketplace, including as the subject of some of our private label agreements.

American Access is approved as a vendor for government services contracts. As an approved vendor, we are able to sell our products for network applications at the federal level. Through one of our private label partners, we sub-contracted to manufacture a key component in a secured telecommunications unit ordered for rush delivery by the Pentagon to be installed during renovations after the September 11 tragedy. We also manufacture as sub-contractor the housing for a chemical warfare detector used by the U.S. Army.

The Company is a member of the Telecommunications Industry Association, and we have committed to working on its subcommittees that study zone cabling solutions. The TIA sets telecommunications industry standards.

We have expanded our sales team with the addition of three independent contractors who are marketing our zone cabling products and other metal fabricating jobs when the opportunity arises. The three sales agents have extensive backgrounds selling in the telecommunications industry.

Our Advisory Board formally met for the first time in January 2002, six Advisory Board members are assisting us in evaluating joint ventures, pending and future private label agreements, and possible future acquisitions and mergers. Members may also review public relations and marketing materials, make presentations, introduce the Company's zone cabling products to help establish a niche in the marketplace, suggest improvements to business procedures, and advise the Company on products, industry customs and trends.

NET LOSS PER COMMON SHARE

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net loss per share is reflected in the following schedule:

         Computation of Net Loss      Three Months ended      Three Months ended
         Per Common                   ------------------     ------------------
         Share                           March 31, 2002          March 31, 2001
                                        --------------          --------------

         Net Income (Loss)               $  (200,838)            $  (240,884)

         Total Weighted Average
         Number of Common Shares
         and Equivalents                   5,846,870               4,742,322
                                         -----------             -----------



         Net Loss per Common Share       $     (0.03)            $     (0.05)
                                         -----------             -----------


NOTES RECEIVABLE RELATED PARTY

In May and June 2000, the Company authorized loans to three directors, who also were officer-employees of American Access or its subsidiaries, and who secured the loans with personal assets unrelated to these transactions. The secured loans were to enable these directors to cover margin calls precipitated by a drop in the price of the Company's common stock. On May 31, 2000 Director and

Company President John Presley and Director Erik Wiisanen each executed a promissory note and security agreement for $75,000 and $60,000 respectively, payable to the Company on or before December 31, 2000, with interest at the rate of 10 percent paid in arrears. On June 8, 2000, Director and Chief Financial Officer Bobby Story executed two promissory notes and a security agreement for a total of $200,000, payable to the Company on or before December 31, 2000, with interest at the rate of 10 percent paid in arrears. In October 2000, Mr. Presley and Mr. Wiisanen executed additional promissory notes with identical terms for $10,000 each, payable to the Company on or before April 30, 2001. All three notes were extended to June 30, 2001and subsequently to June 30, 2002. An allowance for doubtful collectibility was recorded on the full principal and interest owed by Mr. Story ($221,278). However, on October 18, 2001, Mr. Story repaid his note for $226,866, which includes $26,866 interest to date. The reserve for collectibility was reversed in the third quarter of 2001. These transactions were approved by disinterested directors in accordance with the Florida Business Corporation Act.

STOCK-BASED COMPENSATION

Common Stock

On August 1, 2001 the Company entered into an agreement for investment banking services with Kirlin Securities. We agreed to pay Kirlin $5,000 of common stock a month, the amount of shares due to be recalculated quarterly, for one year, payable at the beginning of each three-month period. The Company registered 60,000 shares of common stock on an SB-2 that became effective October 10, 2001, in anticipation of payments to be made for the life of the contract. Kirlin was issued 46,543 shares for the period beginning August 1, 2001 and ending April 30, 2002. The agreement with Kirlin was terminated in writing as of April 30, 2002, pursuant to agreed upon terms, with 30 days notice.

Warrants

On January 2, 2002, the Company issued 125,000 5-year warrants in connection with services provided to the Company by five Advisory Board members. The exercise price is $1.75. Additionally, the Company issued on April 1, 2002, 20,000 5-year warrants with an exercise price of $1.75 to a new Advisory Board member.

The granting of stock or warrants to consultants resulted in a charge to stock based compensation in the amount of approximately $39,000 in the first quarter 2002 representing the fair value of the 220,000 warrants issued in 2001, which were and are being amortized in 2001 and 2002 and 125,000 warrants issued in the first three months of 2002, which are being amortized in 2002.

Fair Value Disclosures

For the quarter ended March 31, 2002, had compensation cost for the 765,370 stock options issued to officers/directors in the second quarter 2001 and an additional 213,333 warrants issued in the first quarter 2001, been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                    Three Months Ended March 31, 2002         Three Months Ended March 31, 2001
                    ---------------------------------         ---------------------------------
Net Loss:
   As reported                $(200,838)                             $(240,884)
                              ==========                              ========
   Pro forma                  $(291,192)                             $(264,072)
                              ==========                               =======

Loss Per Share:
   Basic:
      As reported                (0.03)                              $   (0.05)
                              =========                              =========
      Pro forma                  (0.05)                              $   (0.06)
                              =========                              =========

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in the three months ended march 31, 2002 and 2001, respectively. The following assumptions were applied in determining the pro forma compensation cost:

                                     Three Months Ended March 31, 2002            Three Months Ended March 31, 2001
                                   -----------------------------------            ---------------------------------
Risk Free Interest Rate                            5.0%                                           5.5%

Expected Dividend Yield                             --                                             --

Expected Option Life                         1.25 years                                1.0 - 2.5 years

Expected Stock Price Volatility                    140%                                     122% - 136%

3.   Contingencies and Commitment

LEGAL PROCEEDINGS

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

American Access at March 15, 2001 has filed suit in Seminole County Circuit Court, 18th Judicial Circuit, against McLean Ventures LLC, and personal guarantor Manuel Iglesias, for default in payment of a promissory note of $325,000, with accrued interest in excess of $36,000 at December 31, 2000. We are seeking full repayment of the note. The original promissor, Universal Beverages Holding Corp., Inc., assigned its obligations with written consent of the Company, after the Company filed a lawsuit for default of the original note of $500,000 plus accrued interest. Although McLean paid the accrued interest and a portion of the principal at assignment, its obligations were in default at October 31, 2000. This note is reserved for the full amount owed. We sought and received a default judgment in the case against McLean and the guarantor, and are currently taking all legal avenues toward perfecting that judgment.

On April 10, 2001, American Access Technologies, Inc. entered into an Agreement and Plan of Merger with DataWorld Solutions, Inc., of Farmingdale, New York, in which our newly incorporated subsidiary, Dolphin Acquisition Corp., a corporation registered in Delaware, was to have been merged into DataWorld, with DataWorld the surviving subsidiary. Subsequent to signing the agreement, DataWorld suffered material adverse effects to its business condition, which we believe so prejudiced the terms of the merger against our shareholders that we terminated the agreement on July 2, 2001. We filed for declaratory judgment in Seminole County Circuit Court, 18th District, seeking a ruling that we were privileged to terminate the agreement under its terms. Subsequently, DataWorld countersued for $500,000, the termination payment specified in the agreement, payable under limited circumstances. We do not believe that DataWorld is entitled to the termination payment. We amended our complaint, and we are seeking general damages in excess of $15,000 from DataWorld for breach of contract.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                        THREE MONTHS ENDED MARCH 31, 2002
               COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

REVENUES

Revenues for the three months ended March 31, 2002 increased by $199,276 or 17.3% to $1,347,515 as compared to $1,148,239 for the three months ended March 31, 2001. Formed metal revenues were up $90,808 and zone cabling cabinets revenues were up $108,468.

COSTS AND EXPENSES

Direct costs represent costs incurred by the Company to have its products manufactured and assembled. These costs represent 50.3 % of revenues for the three months ended March 31, 2002 and 47.9 % of revenues for the three months ended March 31, 2001. The increase in direct costs is somewhat attributable to smaller formed metal jobs.

Selling, General and Administrative expenses increased by $47,611 to $857,260 for the three months ended March 31, 2002 as compared to $809,649 for the three months ended March 31, 2001. The amortization for the newly purchased products rights to the Eclipse Air Cleansing system commenced in the first quarter 2002.

INCOME (LOSS) FROM OPERATIONS

Loss from operations for the quarter ended March 31, 2002 was $227,865 as compared to a loss of $246,155 for the quarter ended March 31, 2001, a decrease of $18,290.

NET INCOME (LOSS)

Net loss for the quarter ended March 31, 2002 was $200,838 compared to $240,884 for the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities utilized cash of $277,866 during three months ended March 31, 2002 as compared to utilizing cash of $141,418 during the three months ended March 31, 2001. In the first quarter 2002, the Company bought back 27,800 shares of common stock.

Management's plans include the following:

The Company continues to move toward profitability by reducing costs and increasing sales. Three outside sales agents were added to the team in the first quarter 2002. In addition to introducing our products to potential customers, these agents support our private label partners and distributors, as well as maintain contact with project coordinators to facilitate the use of zone cabling in new construction and in retrofit construction. A growing number of contracts are being negotiated for our private label products.

We are also soliciting additional metal fabricating jobs to maintain a strong foundation for our future growth in zone cabling products and in our ultraviolet light home air cleansing systems. Our marketing plan focuses working toward profitability in 2002. To accomplish profitability, we are intensifying our sales efforts in these key areas:

     o Sign Additional Zone Cabling Private Label Agreements with Systems Providers (Original Equipment Manufacturers or OEMs) that buy and sell product and specify telecommunications systems to end-users. We have signed private label agreements with companies such as Tyco, Hitachi, Flexspace and continue to negotiate others with leaders in the telecommunications industry.

     o Add Crossover Sales for Metal Fabricating: Our sales agents who professionally place our zone cabling cabinets are also approaching systems providers for other metal fabricating jobs they may require and that our subsidiary, Omega Metals, can provide.

     o    Enlist Distributors for the Eclipse Ultraviolet Light Air Cleansing
          System: We acquired the product rights to the Eclipse in January 2002, and sales continue to grow for this line. We believe sales should be driven through distributors that target HVAC contractors. We are currently negotiating agreements with distributors in this field.

We are continuing our marketing efforts as they have been established, with added intensity in the above areas. Between October 10 and 12, 2001 the Company acquired substantial working capital through the exercise of outstanding warrants by investment bankers, employees and consultants. Additionally, two promissory notes totaling $200,000, plus interest of $26,866 have been paid back to the Company on October 18, 2001. We believe that the capital generated by the exercise of warrants and the repayment of the loan will be sufficient for us to meet our needs through 2002. Any additional capital needs can be met through private placement, or borrowings, including bank borrowing and private equity lines, in view of the nature of our customer base. Since our 67,500 sq. ft. plant is unencumbered, we also have the potential to mortgage it to raise capital.

The Company continues to be subject to a number of risk factors, including the uncertainty of market acceptance for its product line, the need for additional funds, competition, technological obsolescence and the difficulties faced by young companies in general. In addition, at February 14, 2002, the price of the Company's common stock had closed below the Nasdaq minimum required $1.00 per share for the past 30 consecutive days. Continued listing standards for Nasdaq require that we must regain compliance and trade above $1.00 for ten (10) consecutive days before August 13, 2002 or, when viewed with other requirements, we risk being delisted from the Nasdaq Small Cap Market. If at August 13, 2002, we have not regained compliance, but we meet the initial listing criteria for the Nadaq SmallCap Market, we will be granted an additional 180 calendar days grace period to demonstrate compliance.

ADJUSTED EBITDA*

The following schedule reconciles the generally accepted accounting principles net loss to the adjusted EBITDA*


                                          Three Months Ended  Three Months Ended
                                            March 31, 2002      March 31, 2001
                                          ------------------   ----------------

Net loss (per GAAP)                           $(200,838)           $(240,884)
Interest expense                                     --                8,793
Depreciation and amortization                   145,494               85,984
Warrants and stock compensation                  39,446               35,179
                                              ---------            ---------
Adjusted EBITDA                               $ (15,898)           $(110,928)


Improvement of 85.7% in Adjusted EBITDA            85.7%
over Q1 2001

*Adjusted EBITDA---earnings before interest, taxes, depreciation, amortization, and warrants and stock compensation.

Adjusted first quarter earnings before interest, taxes, depreciation, amortization, and warrant and stock compensation (adjusted EBITDA*) were $(15,898). The adjusted EBITDA* improved 85.7% in the quarter ended March 31, 2002, compared to $(110,928) in the quarter ended March 31, 2001. In April 2002, the Company has evaluated overhead reductions including personnel costs.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS
         --------------------

         (b)  EXHIBITS

         The following exhibits are being filed as part of this report:

          EXHIBIT NO.                           DESCRIPTION
          -----------                           -----------
         (c.) Form 8-K                  No Form 8-Ks were filed with the
                                        Securities and Exchange Commission in
                                        the quarter ended March 31, 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 30, 2002
                                    AMERICAN ACCESS TECHNOLOGIES, INC.
                                             (Registrant)

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