Form 10QSB
period 2002-06-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 2002-08-08
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

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

                     Employer Identification No. 59-3410234
             6670 Spring Lake Road, Keystone Heights, Florida 32656 (Address of principal executive offices of registrant)

                                 (352) 473-6673
              (Registrant's telephone number, including area code)

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at August 1, 2002 was 5,848,612.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    Unaudited

                                                                                 June 30, 2002     December 31, 2001
                                                                                 -------------     -----------------
                                          ASSETS
Current Assets:
   Cash and cash equivalents                                                      $    266,955        $    348,757
   Investment securities                                                               856,420           1,751,665
   Accounts receivable, net of allowance of $75,000                                  1,170,871           1,084,012
   Inventories                                                                         674,884             707,553
   Prepaid expenses and other current assets                                            45,855              83,093
   Notes receivable, directors and stockholders,
        including accrued interest                                                     185,961             178,211
   Note receivable, other, net of allowance of $361,562                                     --                  --
                                                                                  ------------        ------------
         Total current assets                                                        3,200,946           4,153,291

Property, Plant and Equipment                                                        3,159,704           2,883,368
Patent Costs                                                                            73,833              70,404
Intangible Assets                                                                      579,025                  --
Other Assets                                                                             4,820              13,075
Investment in iBid America, Inc.                                                        40,931                  --
Deposit on Product Rights                                                                   --             129,780
                                                                                  ------------        ------------
         Total assets                                                             $  7,059,259        $  7,249,918
                                                                                  ============        ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                               $    239,627        $    370,373
   Accrued expenses                                                                     66,162              89,169
                                                                                  ------------        ------------
         Total current liabilities                                                     305,789             459,542
                                                                                  ------------        ------------

Long-Term Liabilities:
   Common stock payable                                                                500,000                  --
                                                                                  ------------        ------------

Commitments, Contingencies, Other Matters and Subsequent Events                             --                  --

Stockholders' Equity:
   Common stock, $.001 par value; authorized 30,000,000 shares;
      issued 5,848,612 shares                                                            5,849               5,847
   Additional paid-in capital                                                       13,670,072          13,606,551
   Deficit                                                                          (7,419,292)         (6,820,252)
                                                                                  ------------        ------------
                                                                                     6,256,629           6,792,146
   Treasury stock, 5,000 and 2,000 common shares at cost, respectively                  (2,889)             (1,500)
   Stock subscription receivable, net of allowance of approximately $2,712,000            (270)               (270)
                                                                                  ------------        ------------

         Total stockholders' equity                                                  6,253,470           6,790,376
                                                                                  ------------        ------------
         Total liabilities and stockholders' equity                               $  7,059,259        $  7,249,918
                                                                                  ============        ============


See notes to condensed consolidated financial statements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                                                          Six Months Ended  Six Months Ended  Three Months Ended Three Months Ended
                                                           June 30, 2002      June 30, 2001      June 30, 2002      June 30, 2001
                                                           -------------      -------------      -------------      -------------
Net Sales
    Formed metal                                            $ 1,547,519        $ 1,447,045        $   710,355        $   700,688
    Zone cabling termination cabinet                            804,867            727,079            294,516            325,197
                                                            -----------        -----------        -----------        -----------
                                                              2,352,386          2,174,124          1,004,871          1,025,885
                                                            -----------        -----------        -----------        -----------

Costs and Expenses:
    Cost of sales                                             1,206,876          1,100,247            528,202            550,681
    Selling, general and administrative                       1,708,501          1,539,171            851,242            729,521
    Stock-based compensation                                     77,235            210,021             37,789            174,842
                                                            -----------        -----------        -----------        -----------
                                                              2,992,612          2,849,439          1,417,233          1,455,044
                                                            -----------        -----------        -----------        -----------

Loss Before Other Income (Expense)                             (640,226)          (675,315)          (412,362)          (429,159)
                                                            -----------        -----------        -----------        -----------

Other Income (Expense):
    Interest income                                              22,773             19,727              9,574              8,886
    Interest expense                                                 --            (17,233)                --             (8,440)
    Other income                                                 19,367             10,868              5,540              7,644
    Realized and unrealized gain (loss) on investments           (1,454)                --             (1,454)                --
    Provision for doubtful loan receivable,
        related party                                                --           (221,278)                --           (221,278)
                                                            -----------        -----------        -----------        -----------

                                                                 40,686           (207,916)            13,660           (213,188)
                                                            -----------        -----------        -----------        -----------

Net Loss                                                    $  (599,540)       $  (883,231)       $  (398,702)       $  (642,347)
                                                            ===========        ===========        ===========        ===========

Basic Net Loss Per Common Share                             $      (.10)       $      (.19)       $      (.07)       $      (.14)
                                                            ===========        ===========        ===========        ===========


See notes to condensed consolidated financial statements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                                                                          Six Months Ended   Six Months Ended
                                                                                            June 30, 2002      June 30, 2001
                                                                                          ---------------    ----------------
Cash Flows from Operating Activities:
   Net loss                                                                                   $(599,540)        $(883,231)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                             285,952           171,952
      Warrants and stock issued for services                                                     77,235           210,021
      Loss on abandonment of leasehold equipment                                                 14,433
      Provision for doubtful loan receivable, related party                                          --           221,278
      Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                                                    (86,858)          (75,319)
         Accrued interest receivable                                                                 --           (17,750)
         Inventories                                                                             32,669           108,287
         Prepaid expenses and other current assets                                               37,238            30,361
      Increase (decrease) in accounts payable and accrued expenses                             (147,937)           69,779
                                                                                              ---------         ---------
            Net cash used in operating activities                                              (386,808)         (164,622)
                                                                                              ---------         ---------
Cash Flows from Investing Activities:
   Proceeds from sale of investments                                                            896,269                --
   Increase in notes receivable and accrued interest                                             (7,750)               --
   Acquisition of property and equipment                                                       (510,714)           (7,379)
   Acquisition of product line                                                                  (50,000)               --
   Decrease in patent costs and other assets                                                      2,302                --
                                                                                              ---------         ---------
                  Net cash provided by (used in) investing activities                           330,107            (7,379)
                                                                                              ---------         ---------

Cash Flows from Financing Activities:
   Proceeds from issuance of common stock, net of related costs                                      --             9,284
   Payments on loans and capital lease obligations                                                   --           (19,475)
   Acquisition of treasury stock                                                                (25,101)               --
                                                                                              ---------         ---------
                  Net cash provided by financing activities                                     (25,101)          (10,191)
                                                                                              ---------         ---------
Net Increase (Decrease) in Cash and Cash Equivalents                                            (81,802)         (182,192)

Cash and Cash Equivalents, Beginning                                                            348,757           399,948
                                                                                              ---------         ---------
Cash and Cash Equivalents, Ending                                                             $ 266,955         $ 217,756
                                                                                              =========         =========
Non-Cash Investing and Financing Activities:
  Common stock obligation issued as partial consideration for product line acquisition        $ 500,000         $      --
                                                                                              ---------         ---------
  Accounts receivable exchanges as partial consideration for product line acquisition         $ 133,439         $      --
                                                                                              ---------         ---------
  Exchange of stock of subsidiary for iBid America, Inc. common stock                         $  40,931         $      --
                                                                                              ---------         ---------
Supplemental Disclosure for Cash Flow Information:
     Cash paid for interest                                                                   $      --         $  17,233
                                                                                              ---------         ---------

See notes to condensed consolidated financial statements.

               AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 Unaudited

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements at June 30, 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2002 and results of operations for six months ended June 30, 2002 and 2001. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Form 10-KSB.

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

We have entered into private labeling agreements with several top manufacturers in the communications industry, for which we design products to their specifications, serving as an Original Equipment Manufacturer, or label our standard and modified products to suit these customers' needs. Our wireless solution, added to our product line in 2001, has generated great interest in the commercial marketplace, including as the subject of some of our private label agreements.

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

Our three independent sales contractors market our zone cabling products and other metal fabricating jobs when the opportunity arises. The three sales agents have extensive backgrounds selling in the telecommunications industry.

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

On June 14, 2002, and amended on June 28, 2002, our wholly-owned subsidiary Zonecabling.com, Inc. entered into an Agreement and Plan of Merger with iBid America, Inc., of Pompano Beach, Florida, in which Zonecabling will be merged into iBid America. In exchange for all the outstanding shares of Zonecabling.com, Inc., we received 750,000 shares in the surviving company, to be named iBid International, Inc. We expect 300,000 iBid shares will be distributed to our shareholders pending an effective Registration Statement. American Access will retain 450,000 shares of iBid stock. Based on the shares outstanding as of June 14, American Access shareholders will receive about 51 shares of iBid Common Stock for every 1,000 shares of our Common Stock owned, and such shares shall represent approximately 2.5% of iBid's outstanding common stock, while the 450,000 iBid shares we retain will represent approximately 3.7% of iBid's outstanding common stock. Completion of the Merger and the share distribution is subject to certain conditions including the filing and effectiveness of a Registration Statement. Zonecabling.com, Inc. was incorporated as a subsidiary on May 4, 2000 to market our products through a Business-to-Business e-commerce portal. We subsequently determined that marketing our products in this manner competed with our traditional marketing methods and we negotiated a Management with Option to Purchase Agreement with a former shareholder and officer/director, signed March 27, 2001. That agreement was terminated precedent to signing the Agreement and Plan of Merger between Zonecabling.com, Inc., and iBid America, Inc. The former shareholder and officer/director is the current Chief Financial Officer of iBid America, Inc.

Our Advisory Board members are assisting us in evaluating joint ventures, pending and future private label agreements, and possible future acquisitions and mergers. Members may also review public relations and marketing materials, make presentations, introduce the Company's zone cabling products to help establish a niche in the marketplace, suggest improvements to business procedures, and advise the Company on products, industry customs and trends.

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net loss per share is reflected in the following schedule:

Computation of Net Loss Per            Six Months Ended    Six Months Ended     Three Months Ended   Three Months Ended
Common Share                            June 30, 2002        June 30, 2001        June 30, 2002        June 30, 2001
                                        -------------        -------------        -------------        -------------
Net Income (Loss)                       $    (599,540)        $  (883,231)        $     (398,702)        $  (642,347)
                                        =============         ===========         ==============         ===========

Total Weighted Average Number
  of Common Shares and Equivalents          5,857,383           4,683,130              5,867,898           4,476,180
                                        =============         ===========         ==============         ===========
Net Loss per Common Share               $       (0.10)        $     (0.19)        $        (0.07)        $     (0.14)
                                        =============         ===========         ==============         ===========

NOTES RECEIVABLE RELATED PARTY

In May and June 2000, the Company authorized loans to two directors, who also are officer-employees of American Access or its subsidiaries, and who secured the loans with personal assets unrelated to these transactions. The secured loans were to enable these directors to cover margin calls precipitated by a drop in the price of the Company's common stock. On May 31, 2000 Director and Company President John Presley and Director Erik Wiisanen each executed a promissory note and security agreement for $75,000 and $60,000 respectively, payable to the Company on or before December 31, 2000, with interest at the rate of 10 percent paid in arrears. In October 2000, Mr. Presley and Mr. Wiisanen executed additional promissory notes with identical terms for $10,000 each, payable to the Company on or before April 30, 2001. The notes have been extended to June 30, 2003. These transactions were approved by disinterested directors in accordance with the Florida Business Corporation Act.

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

Warrants

On April 1, 2002, the Company issued 20,000 5-year warrants in connection with services provided to the Company by an Advisory Board member. The exercise price is $1.75.

On May 2, 2002, the Company issued 650,000 5-year options in connection with three employment agreements negotiated with senior management. The exercise price is $1.00. President and CEO John Presley and Vice President Erik Wiisanen received 300,000 options each. CFO Joseph McGuire received 50,000.

On June 14, 2002, the Board voted to extend 54,600 stock options granted to retiring Director William Hadaway for a period of one year from the date of resignation.

The granting of stock, stock options or warrants to consultants resulted in a charge to stock based compensation in the amount of approximately $40,000 in the second quarter 2002 representing the fair value of the 220,000 warrants issued in 2001, which were and are being amortized and expensed in 2001 and 2002, 125,000 warrants issued in the first quarter of 2002 and 74,600 warrants/options issued in the second quarter of 2002, which are being amortized and expensed in 2002.

Fair Value Disclosures

For the six months ended June 30, 2002, had compensation cost for the 650,000 stock options issued to officers/directors in the second quarter 2002, the 765,370 stock options issued to officers/directors in the second quarter 2001 and an additional 213,333 warrants issued in the first quarter 2001 for services rendered to zonecabling.com, been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss and loss per share would have been as follows:


                        Six Months Ended      Six Months Ended       Three Months Ended    Three Months Ended
                          June 30, 2002         June 30, 2001           June 30, 2002         June 30, 2001
                         --------------         -------------           -------------         -------------
Net Loss:
   As reported           $     (599,540)        $     (883,231)        $     (398,702)        $  (642,347)
                         ==============         ==============         ==============         ===========
   Pro forma             $     (721,801)        $     (996,773)        $     (430,609)        $  (732,701)
                         ==============         ==============         ==============         ===========

Loss Per Share:
   Basic:
      As reported        $        (0.10)        $        (0.19)        $        (0.07)        $     (0.14)
                         ==============         ==============         ==============         ===========
      Pro forma          $        (0.12)        $        (0.22)        $        (0.07)        $     (0.16)
                         ==============         ==============         ==============         ===========

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in the six and three months ended June 30, 2002 and 2001, respectively. The following assumptions were applied in determining the pro forma compensation cost:

                        Six Months Ended    Six Months Ended   Three Months Ended  Three Months Ended
                         June 30, 2002       June 30, 2001        June 30, 2002      June 30, 2001
                        --------------       -------------        -------------      -------------
RiskFree
Interest Rate                4.99%-5.5%               5.5%           4.99%-5.5%            5.5%

Expected
Dividend Yield                      --                 --                   --              --

Expected
Option Life             1.25-2.5 years        1-2.5 years       1.25-2.5 years       2.5 years

Expected Stock
Price Volatility               122-131%           122-133%             122-131%            133%

3. Contingencies and Commitment

LEGAL PROCEEDINGS

On August 2, 2002, American Access Technologies, Inc. and Vulcan Microsystems, Inc. amicably settled the lawsuits the parties had filed against each other pursuant to their business relationship. Neither party received monetary damages. Additionally, American Access has been removed as guarantor on an equipment loan secured by Vulcan. On September 14, 2000, American Access was served as a defendant in a lawsuit filed by Vulcan in the Circuit Court of the Eleventh Judicial Circuit for Miami-Dade County Florida. Vulcan alleged that American Access breached the terms and committed other misdeeds in connection with the companies' letter of intent to establish a joint venture to engage in e-commerce. Our subsidiary for that purpose, AATK.com, LLC, on September 28, 2001 was administratively dissolved by the Florida Department of State. The subsidiary was created on February 2, 2000 with Vulcan and Grovegate Capital, LLC. We owned 76%, Vulcan owned 19% and Grovegate owned 5% of the joint venture. Vulcan sought in excess of $15,000 damages. American Access filed a counterclaim against Vulcan and its principals Eric Gray and Bill Wetmore to include damages in excess of $15,000. We alleged that Vulcan, Gray and Wetmore breached the terms of the letter agreement and committed other misdeeds in connection with the joint venture. A Settlement and Release Agreement was reached in July 2002.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    THREE AND SIX MONTHS ENDED JUNE 30, 2002
           COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

REVENUES

Revenues for the three months ended June 30, 2002 decreased by $21,014 or 2.0% to $1,004,871 to as compared to $1,025,885 for the three months ended June 30, 2001. Revenues for the six months ended June 30, 2002 increased by $178,262 or
8.2 % to $2,352,386 as compared to $2,174,124 for the six months ended June 30, 2001.

COSTS AND EXPENSES

Direct costs represent costs incurred by the Company to have its products manufactured and assembled. These costs represent 52.6 % of revenues for the three months ended June 30, 2002 and 53.7 % of revenues for the three months ended June 30, 2001. Direct costs represent 51.3 % of revenues for the six months ended June 30, 2002 and 50.6 % of revenues for the six months ended June 30, 2001. In the second quarter the composition of jobs was more favorable, with a slightly higher profit margin than in the first quarter 2002. Selling, General and Administrative expenses increased by $121,721 to $851,242 for the three months ended June 30, 2002 as compared to $729,521 for the three months ended June 30, 2001.
Selling, General and Administrative expenses increased by $169,330 to $1,708,501 for six months ended June 30, 2002 as compared to $1,539,171 for the six months ended June 30, 2001. The increases from the low 2001 levels are primarily results of amortization of the UV light purchase (approximately $104,000) and a one time charge for the buy out of our Lake Mary lease (approximately $34,000).

INCOME (LOSS) FROM OPERATIONS

Loss from operations for the quarter ended June 30, 2002 was $412,362 as compared to a loss of $429,159 for the quarter ended June 30, 2001, a decrease of $16,797. Loss from operations for the six months ended June 30, 2002 was $640,226 as compared to a loss of $675,315 for the six months ended June 30,2001, a decrease of $35,089.

NET INCOME (LOSS)

Net loss for the quarter ended June 30, 2002 was $398,702 compared to $642,347 for the quarter ended June 30, 2001. Net loss for the six months ended June 30, 2002 was $599,540 compared to $883,231 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities utilized cash of $386,808 during the six months ended June 30, 2002 as compared to utilizing cash of $164,622 during the six months ended June 30, 2001. We purchased approximately $500,000 in additional equipment to expand and enhance our metal fabrication capabilities in 2002.

MANAGEMENT'S PLANS INCLUDE THE FOLLOWING:

The bear market and languishing economy have affected many businesses in 2002, including American Access, which has experienced soft sales for our proprietary products, since many retrofit and new construction projects have been postponed. We continue to quote metal fabrication jobs, but these jobs are smaller and less profitable, and some of our customers ceased operations in the past year. Despite the difficult economic environment, the Company continues to move toward profitability by reducing costs and increasing sales in four key areas: our zone cabling products, our powder coating operations, metal fabrication and our recently acquired Ultraviolet Light Air Cleansing System. Our private label agreements continue to provide an avenue for increased sales for both zone enclosures and metal fabrication. We purchased additional equipment to expand and enhance our metal fabrication capabilities. We closed our Lake Mary offices in June 2002, at a cost savings of approximately $15,000 per month. We also continue to seek merger and acquisition candidates as a viable means of growth, including our acquisition of the Ultraviolet Light Air Cleansing System in January 2002, and the recent merger and pending spin-off of our subsidiary, Zonecabling.com, Inc., with iBid America, Inc.

Our marketing plan targets profitability by year-end 2002. To accomplish profitability, we are intensifying our sales and cost management efforts in these key areas:

     o Signed Zone Cabling Private Label Agreements with Systems Providers (Original Equipment Manufacturers or OEMs) that buy and sell product and specify telecommunications systems to end-users. We have signed private label agreements with companies such as Tyco, Hitachi, Flexspace and continue to negotiate others with leaders in the telecommunications industry.

     o Increase Sales for Metal Fabricating: Our sales agents, who professionally place our zone cabling cabinets, are also approaching systems providers for other metal fabricating jobs they may require and that our subsidiary, Omega Metals, can provide. These orders are beginning to flow. Additionally, we have replaced some of our sheet metal customers that ceased operations with two, large northern accounts. We are quoting more, but smaller jobs, building our customer base without detrimental reliance on any one large customer.

     o    Enlist Distributors for the Eclipse Ultraviolet Light Air Cleansing
          System: We acquired the product rights to the Eclipse in January 2002, and sales continue to grow for this line. We believe sales should be driven through distributors that target HVAC contractors. We have negotiated two agreements with leading distributors in this field. Additionally, with growing concern about toxic mold in the workplace, we are manufacturing a commercial unit.

     o Renew Interest in Powder Coating: Our powder coating facility has been underutilized until recently. We offer our private label customers the opportunity to have our proprietary cabinets finished by this process. We also have secured a long-term contract for the process, as well as numerous jobs from nationwide and international customers. Commitments for powder coating in the last two quarters of 2002 exceed the past trend in these jobs.

     o Pare Costs by Constant Evaluation of Expenses: We closed our Lake Mary offices at a cost savings of approximately $45,000 per quarter. We continue to monitor head count to make sure our work force remains optimum for productivity. We employ a proactive instead of a reactive attitude toward economic changes that affect our business.

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

The Company continues to be subject to a number of risk factors, including the uncertainty of market acceptance for its product line, the need for additional funds, competition, technological obsolescence and the difficulties faced by young companies in general. In addition, at February 14, 2002, the price of the Company's common stock had closed below the Nasdaq minimum required $1.00 per share for the past 30 consecutive days. At August 13, pursuant to continued Nasdaq listing standards that required us to have regained compliance and traded above $1.00 for ten (10) consecutive days, which we were not able to do, we will be eligible for an additional 180-day grace period by demonstrating $5,000,000 in shareholders' equity, $750,000 in net income from continuing operations, or $50,000,000 in market value of listed securities.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The Company purchased in an authorized buyback, 2,000 shares of its common stock in December 2001, and 27,800 shares in January 2002, all of which (29,800 shares) was remanded to Treasury and retired on June 13, 2002. In June 2002, we purchased 5,000 shares of our common stock pursuant to our authorized buyback.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

           (a)   Exhibits: None
           (b)   Reports on Form 8-k: None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 5, 2002
                                    AMERICAN ACCESS TECHNOLOGIES, INC.
                                            (Registrant)

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