Form 10QSB/A
period 2002-06-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 2002-08-15
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

           (a)   Exhibits:

                 99.1 Written Statement of the Chief Executive Officer
                 99.2 Written Statement of the Chief Financial Officer


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