Form 10QSB
period 2002-09-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 2002-11-08
CIK 1043186

Form 10-QSB for AMERICAN ACCESS TECHNOLOGIES, INC.

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

(352) 473-6673
(Registrant’s telephone number, including area code)

* * * * * * * * * * * * * * * * * * * * * *

Section 13 or 15 (d) of the Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒. NO ☐.

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at November 7, 2002 was 5,843,612.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Unaudited

	September30, 2002	December31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$792,082	$348,757
Investment securities	250,000	1,751,665
Accounts receivable, net of allowance of $238,000	1,028,363	1,084,012
Inventories	721,667	707,553
Prepaid expenses and other current assets	101,019	83,093
Notes receivable, directors and stockholders, including accrued interest	189,836	178,211
Note receivable, other, net of allowance of $361,562	—	—

Total current assets	3,082,967	4,153,291

Property, Plant and Equipment	3,098,967	2,883,368
Patent Costs	72,572	70,404
Intangible Assets	147,071	—
Other Assets	1,720	13,075
Deposit on Product Rights	—	129,780

Total assets	$6,403,297	$7,249,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$337,244	$370,373
Accrued expenses	100,971	89,169
Current portion of obligation resulting from Product Rights acquisition	100,000	—

Total current liabilities	538,215	459,542

Long-Term Liabilities:
Obligation resulting from Product Rights acquisition	25,000	—

Total long-term liabilities	25,000	—

Commitments, Contingencies, Other Matters and Subsequent Events	—	—

Stockholders' Equity:
Common stock, $.001 par value; authorized 30,000,000 shares; issued 5,843,612 shares	5,843	5,847
Additional paid-in capital	13,687,965	13,606,551
Deficit	(7,853,456)	(6,820,252)

	5,840,352	6,792,146
Treasury stock, 0 and 2,000 common shares at cost	—	(1,500)
Stock subscription receivable, net of allowance of approximately $2,712,000	(270)	(270)

Total stockholders’ equity	5,840,082	6,790,376

Total liabilities and stockholders’ equity	$6,403,297	$7,249,918

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001

Net Sales
Formed metal	$2,275,160	$2,026,549	$727,641	$579,504
Zone cabling termination cabinet	1,318,607	924,445	513,740	197,366

	3,593,767	2,950,994	1,241,381	776,870

Costs and Expenses:
Cost of sales	1,868,241	1,558,523	661,365	458,276
Selling, general, and administrative	2,669,025	2,197,425	960,523	658,255
Stock-based compensation	98,011	273,270	20,776	63,249

	4,635,277	4,029,218	1,642,664	1,179,780

Loss Before Other Income (Expense)	(1,041,510)	(1,078,224)	(401,283)	(402,910)

Other Income (Expense):
Interest income	35,672	29,218	12,899	9,492
Interest expense	—	(25,307)	—	(8,074)
Other income	23,862	18,410	4,494	7,542
Realized and unrealized gain (loss) on investments	(51,728)	—	(50,274)	—
Provision for doubtful loan receivable, related party	—	—	—	221,278

	7,806	22,321	(32,881)	230,238

Net Loss	$(1,033,704)	$(1,055,903)	$(434,164)	$(172,672)

Basic Net Loss Per Common Share	$(.18)	$(.23)	$(.07)	$(.04)

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001

Cash Flows from Operating Activities:
Net loss	$(1,033,704)	$(1,055,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	428,997	266,587
Warrants and stock issued for services	98,011	273,270
Realized and unrealized losses on investments	41,809	—
Loss on abandonment of leasehold equipment	14,433	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	55,649	141,217
Accrued interest receivable	(11,625)	(27,235)
Inventories	(14,114)	115,636
Prepaid expenses and other current assets	(17,926)	33,040
Increase (decrease) in accounts payable and accrued expenses	(15,366)	60,997

Net cash used in operating activities	(453,836)	(192,391)

Cash Flows from Investing Activities:
Proceeds from sale of investments	1,501,665	—
Acquisition of property and equipment	(534,805)	(3,879)
Acquisition of product line	(50,000)	—
Decrease in other assets	11,355	—
Increase in patent costs	(5,953)	—

Net cash provided by (used in) investing activities	922,262	(3,879)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of related costs	—	9,284
Payments on loans and capital lease obligations	—	(29,755)
Acquisition of treasury stock	(25,101)	—

Net cash provided by financing activities	(25,101)	(20,471)

Net Increase (Decrease) in Cash and Cash Equivalents	443,325	(216,741)

Cash and Cash Equivalents, Beginning	348,757	399,948

Cash and Cash Equivalents, Ending	$792,082	$183,207

Non-Cash Investing and Financing Activities:
Accounts receivable exchanges as partial consideration for product line acquisition	$133,439	—

Obligations as partial consideration for Product Rights acquisition	$125,000	—

Acquisition of investment in non-cash securities through merger of subsidiary	$40,931	—

Supplemental Disclosure for Cash Flow Information:
Cash paid for interest	—	$25,307

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 Unaudited

1.       Basis of Presentation

The accompanying unaudited consolidated condensed financial statements at September 30, 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2002 and results of operations for nine and three months ended September 30, 2002 and 2001. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company’s Form 10-KSB.

2.       Net Loss Per Common Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” which requires the presentation of both basic and diluted earnings (loss) per share.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net loss per share is reflected in the following schedule:

Computation of Net LossPer Common Share	Nine Months ended September 30, 2002	Nine Months ended September 30, 2001	Three Months ended September 30, 2002	Three Months ended September 30, 2001

Net Income (Loss)	$(1,033,704)	$(1,055,903)	$(434,164)	$(172,672)

Total Weighted Average Number of Common Shares and Equivalents	5,860,012	4,630,480	5,848,612	4,530,347

Net Loss per Common Share	$(0.18)	$(0.23)	$(0.07)	$(0.04)

3.       Notes Receivable Related Party

The Company has had outstanding loans since May/June 2000 to two directors, who also are officer-employees of American Access or its subsidiaries, and who secured the loans with personal assets unrelated to these transactions for $85,000 and $70,000 respectively. The notes are due on or before June 30, 2003 with interest at the rate of 10 percent paid in arrears.

4.       Stock-Based Compensation

Stock Options

On July 1, 2002, the directors’ renewed the 2000 stock option plans for directors and officers/employees, granting 820,000 stock options pending approval by stockholders at the next annual meeting tentatively scheduled for April/May 2003. The purpose of the Plan is to advance the interests of the Company and its shareholders by providing a means to attract, retain and reward employees (including employees who may be directors and officers), independent contractors and consultants of the Company and its subsidiaries with an added incentive to provide their services to the Company and to induce them to exert their maximum efforts towards the Company’s success. The exercise price of $0.78 was calculated by taking the average closing price of the previous 90 days and then adding a 25% premium.

Warrants

On July 1, 2002, the Company issued 10,000 stock warrants each to its three commissioned salesmen. The purpose of the warrants granted was to reward our independent salesmen with an added incentive to provide their services to the Company and to induce them to exert their maximum efforts towards the Company’s success. The exercise price of $0.78 was calculated by taking the average closing price of the previous 90 days and then adding a 25% premium.

On July 23, 2002, the Company issued 40,000 3-year warrants pursuant to a settlement agreement in 1998 to a former officer/director. The exercise price is $0.69.

The granting of stock or warrants to consultants resulted in a charge to stock based compensation in the amount of approximately $21,000 in the third quarter 2002 representing the fair value of the 220,000 warrants issued in 2001, which were and are being amortized and expensed in 2001- 2002; 125,000 warrants issued in the first quarter of 2002 and 20,000 warrants/options issued in the second quarter of 2002, which are being amortized and expensed in 2002 and 70,000 warrants issued in the third quarter of 2002, which are being amortized and expensed in 2002-2003.

Fair Value Disclosures

Had the compensation cost for the 820,000 stock options granted to employees/officers/directors in the third quarter 2002, the 650,000 stock options issued to officers/directors in the second quarter 2002, the 765,370 stock options issued to officers/directors in the second quarter 2001 and an additional 213,333 warrants issued in the first quarter 2001 for services rendered to zonecabling.com, been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001

Net Loss:
As reported	$(1,033,704)	$(1,055,903)	$(434,164)	$(172,672)

Pro forma	$(1,252,461)	$(1,747,579)	$(530,659)	$(750,806)

Loss Per Share:
Basic:
As reported	$(0.18)	$(0.23)	$(0.07)	$(0.04)

Pro forma	$(0.21)	$(0.38)	$(0.09)	$(0.17)

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in the nine and three months ended September 30, 2002 and 2001, respectively. The following assumptions were applied in determining the pro forma compensation cost:

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001

RiskFree Interest Rate	4.99%-5.5%	5.5%	4.99%-5.5%	5.5%
Expected Dividend Yield	—	—	—	—
Expected Option Life	1.25-2.5 years	1.0-2.5 years	1.25-2.5 years	1.0-2.5 years
Expected Stock Price Volatility	122-131%	122-133%	122-131%	126%-133%

5.       Subsequent Events

On October 1, 2002, the Company amended the agreement for the purchase of the products rights to the Eclipse Air Cleansing System with Bill Sherer Corporation and Bill Sherer that was entered into on January 11, 2002. The Company will pay $25,000 in cash over the next fivequarters ($125,000 in total) commencing November 1, 2002 in addition to the previous one-time cash payment of $50,000 and forgiveness of approximately $133,000 in outstanding accounts receivable. In exchange for the cash payments, the Company will not issue $500,000 of restricted American Access Common Stock plus 5% interest earned which was also payable in stock that, pursuant to the original agreement, could have been requested at any time after January 11, 2003. The amendment reduces the purchase price of the product rights by $375,000 to a total of $308,000. The reduction in the purchase price and the remaining outstanding liability has been reflected in the accompanying condensed consolidated September 30, 2002 Balance Sheet.

The Agreement and Plan of Merger with iBid America, Inc. was terminated onOctober 22,2002 by mutual agreement. On June 14, 2002, and as amended on June 28, 2002, our wholly-owned subsidiary Zonecabling.com, Inc. entered into an Agreement and Plan of Merger with iBid America, Inc., of Pompano Beach, Florida, in which Zonecabling was to merge into iBid America. In exchange for all the outstanding shares of Zonecabling.com, Inc., we were to receive 750,000 shares in the surviving company, to be named iBid International, Inc. Management is considering a future course of action regarding Zonecabling.com, Inc., including seeking the immediate return of control of the operations and remaining assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB and our Form 10-KSB for the year ended December 31, 2001. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

Forward-Looking Statements

Except for historical and factual information, this document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, such as predictions of future financial performance. All forward-looking statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are subject to numerous risks and uncertainties, many of which are beyond our control, including our ability to maintain key products’ sales or effectively react to other risks described from time to time in our SEC filings. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

BUSINESS

American Access Technologies, Inc. manufactures patented zone cabling enclosures for the telecommunications industry, enabling businesses and government to Move, Add, and Change copper and fiber optic cabling to keep pace with advances in high-speed communications networks. Our ceiling and raised floor cabinets, our systems furniture panels, and our wireless solution can save up to 60% - 70% of the cost to reconfigure office and school data centers and networks by eliminating excessive wiring and rewiring in traditional home run arrangements.

Our wholly-owned subsidiary, Omega Metals, Inc., continues to manufacture our zone cabling cabinets along with other metal fabricating jobs, ensuring quality and cost control. We have the ability to punch and stamp metal. In addition, we have extensive powder coat capability at our plant.

We have entered into private labeling agreements with several top manufacturers in the communications industry, for which we design products to their specifications, serving as an Original Equipment Manufacturer, or “private label” our standard and modified products to suit these customers’ needs. Our wireless solution, added to our product line in 2001, has generated great interest in the commercial marketplace. American Access is approved as a vendor for government services contracts. As an approved vendor, we are able to sell our products for network applications at the federal level.

The Company is a member of the Telecommunications Industry Association, and we have committed to working on its subcommittees that study zone cabling solutions. The TIA sets telecommunications industry standards.

Our independent sales contractors market our zone cabling products and other metal fabricating jobs when the opportunity arises. The three sales agents have extensive backgrounds selling in the telecommunications industry.

Our Advisory Board members continue to assist us to introduce the Company’s zone cabling products to help establish a niche in the marketplace, they are available to assist us in evaluating joint ventures, pending and future private label agreements, and possible future acquisitions and mergers. Members may also review public relations and marketing materials, make presentations, suggest improvements to business procedures, and advise the Company on products, industry customs and trends.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% change	2002	2001	% change

Total	1,241,381	776,870	59.8	3,593,767	2,950,994	21.8
Zone cabling	513,740	197,366	160.3	1,318,607	924,445	42.6
Formed metal	727,641	579,504	25.6	2,275,160	2,026,549	12.3

This increase in revenues is the result of an increasing acceptance of our patented zone cabling enclosures. Sales have also increased for our ultraviolet light air cleanser and our powder coat line.

COSTS AND EXPENSES

Direct costs represent costs incurred by the Company to have its products manufactured and assembled. These costs represent 53.3 % of revenues for the three months ended September 30, 2002 and 58.9% of revenues for the three months ended September 30, 2001. Direct costs represent 52.0% of revenues for the nine months ended September 30, 2002 and 52.8 % of revenues for the nine months ended September 30, 2001. In the third quarter the composition of jobs was more favorable than in the recent past, which resulted in a decrease in costs.

Selling, General and Administrative:

Three Months Ended September 30,			Nine Months Ended September 30,

2002	2001	% change	2002	2001	% change

960,523	658,255	45.9	2,669,025	2,197,425	21.5

The increases from the 2001 levels are primarily the results of the amortization charge of the UV light product rights acquisition (approximately $161,000 for the year 2002), a one time charge for the buy out of our Lake Mary lease (approximately $34,000) and the increase in our allowance for bad debts ($163,000 in the third quarter 2002). These increases were partially offset by decreases in some expense categories as a result of our cost containment measures. The provision for uncollectible accounts increased $163,000 over the past quarter due to receivables growth and a recent increase in charge-off trends, relating in part to a few of our customers ceasing operations in the past year.

INCOME (LOSS) FROM OPERATIONS

Three Months Ended September 30,			Nine Months Ended September 30,

2002	2001	% change	2002	2001	% change

(401,283)	(402,910)	0.4	(1,041,510)	(1,078,224)	3.4

NET INCOME (LOSS)

Three Months Ended September 30,			Nine Months Ended September 30,

2002	2001	% change	2002	2001	% change

(434,164)	(172,672)	(151.4)	(1,033,704)	(1,055,903)	2.1

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities utilized cash of $453,836 during the nine months ended September 30, 2002 as compared to utilizing cash of $192,391 during the nine months ended September 30, 2001. We purchased approximately $500,000 in additional equipment to expand and enhance our metal fabrication capabilities in 2002 and thereafter.

We believe that the Company has sufficient capital to meet our needs through 2002. Any additional capital needs that may arise can be met through private placement, or borrowings, including bank borrowing and private equity lines, in view of the nature of our customer base. Since our 67,500 sq. ft. plant is unencumbered, we also have the potential to mortgage it to raise capital.

Management’s plans include the following:

Despite the languishing economy, the Company continues to move toward profitability by reducing costs and increasing sales in four key areas: our zone cabling products, our powder coating operations, metal fabrication and our recently acquired Ultraviolet Light Air Cleansing System. Our private label agreements continue to provide an avenue for increased sales for both zone enclosures and metal fabrication. We also continue to seek merger and acquisition candidates as a viable means of growth, as exemplified by our acquisition of the Ultraviolet Light Air Cleansing System in January 2002.

Our marketing plan continues to target profitability for the last quarter in 2002. To accomplish profitability, we are intensifying our sales and cost management efforts in these key areas:

•
Assist our Zone Cabling and Wireless Enclosure Private Label Partners and Promote at Industry Trade Shows: We have signed private label agreements and through our sales network continue to service our OEM partners in any way possible: support sales, assist with the design of new products and manufacture the products. Management’s plan is to promote steady, measured growth in both product and manufacturing sales. Building strong sales requires a solid foundation, and we consider private label partnerships our foundation for increased sales. In October 2002, we received the largest single order for zone cabling enclosures totaling $260,000. The Company was also happy to accept an invitation to speak at the January 2003 BICSI Show held in Orlando, Florida. Hosting several conferences each year, BICSI, Building Industry Consulting ServicesInternational, is the definitive authority that sets standards and specifications for structured cabling throughout the world.

•
Increase Sales for Metal Fabricating: Our sales agents, who professionally market our zone cabling cabinets, are also approaching systems providers for other metal fabricating jobs they may require and that our subsidiary, Omega Metals, can provide. Additionally, we have replaced some of our sheet metal customers that ceased operations with two, large northern accounts. We are quoting more, but smaller jobs, building our customer base without detrimental reliance on any one large customer.

•
Enlist Distributors for the Eclipse Ultraviolet Light Air Cleansing System: We acquired the product rights to the Eclipse in January 2002, and sales continue to grow for this line. We believe sales should be driven through distributors that target HVAC contractors. We have negotiated two agreements with leading distributors in this field. Another method being utilized to market to homeowners will be through a national shop-at-home television network, both on a local and national level. Additionally, with growing concern about toxic mold in the workplace, we are manufacturing a commercial unit.

•	Renew Interest in Powder Coating: Our powder coating facility has been underutilized until recently. We offer our private label customers the opportunity to have our proprietary cabinets finished by this process. We also have secured a long-term contract for the process, as well as numerous jobs from nationwide and international customers. Commitments for powder coating in the last two quarters of 2002 exceed the past trend in these jobs.

•
Pare Costs by Constant Evaluation of Expenses: In the third quarter, we closed our Lake Mary offices at a cost savings of approximately $45,000 per quarter. In addition, the amended Ultraviolet Light Air Cleansing agreement will reduce our amortization expense by $45,000 per quarter commencing in the fourth quarter 2002. We continue to monitor head count to make sure our work force remains optimum for productivity. We employ a proactive instead of a reactive attitude toward economic changes that affect our business.

RISK FACTORS

The Company continues to be subject to a number of risk factors, including the uncertainty of market acceptance for its product line, the need for additional funds, competition, technological obsolescence and the difficulties faced by young companies in general. In addition, at February 14, 2002, the price of the Company’s common stock had closed below the Nasdaq minimum required $1.00 per share for the prior 30 consecutive days. Continued listing standards for Nasdaq require that we must regain compliance and trade above $1.00 for ten (10) consecutive days prior to February 11, 2003 or, when viewed with other requirements, we risk being delisted from the Nasdaq Small Cap Market.

LEGAL

We are involved in legal proceedings of various types in the ordinary course of business. While any such litigation to which we are a party contains an element of uncertainty, we presently believe that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 3.	CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

99.1 Written Statement of the Chief Executive Officer

99.2 Written Statement of the Chief Financial Officer

(b) Reports on Form 8-k: None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2002

AMERICAN ACCESS TECHNOLOGIES, INC. (Registrant)
By:	/s/ JOHN E. PRESLEY

John E. Presley President & Chief Executive Officer

By:	/s/ JOSEPH F. MCGUIRE

Joseph F. McGuire Chief Financial Officer Treasurer & Secretary

CERTIFICATIONS

I, John E. Presley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Access Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ JOHN E. PRESLEY

John E. Presley President and Chief Executive Officer

I, Joseph F. McGuire, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Access Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ JOSEPH F. MCGUIRE

Joseph F. McGuire Chief Financial Officer Treasurer & Secretary