Form 10KSB
period 2002-12-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2003-03-28
CIK 1043186

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-24575

AMERICAN ACCESS TECHNOLOGIES, INC.

(Name of small business issuer specified in its charter)

Florida	59-3410234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6670 Spring Lake Road, Keystone Heights, FL 32656

(Address of principal executive offices, including zip code)

(352) 473-6673

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for the fiscal year ended December 31, 2002 were $ 4,877,778.

The number of shares outstanding of the issuer’s common stock as of March 24, 2003 was 5,843,612 shares. The aggregate market value of the common stock (5,598,242 shares) held by non-affiliates, based on the closing price of the common stock on the Nasdaq Stock Market as of March 24, 2003 was $3,470,910.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

GENERAL

American Access Technologies, Inc. manufactures patented zone cabling enclosures for the telecommunications industry, enabling businesses and government entities to move, add to, and change copper and fiber optic cabling to keep pace with changes in high-speed communications networks. Our ceiling and raised-floor cabinets, and our systems furniture panels, can save up to approximately 65% of the cost to reconfigure office and school data centers and networks by eliminating excessive wiring and rewiring in traditional home run arrangements. To keep pace with the market, we introduced a wireless access-point enclosure in 2001 and a wall mounted product in 2002.

Our wholly-owned subsidiary, Omega Metals, Inc., a precision sheet metal fabrication operation, continues to manufacture zone cabling cabinets along with other metal fabricating jobs, ensuring quality and cost control. We shear, mold and manufacture metal-formed products for customers principally in Florida and Georgia. Omega also provides product prototyping, assembling and packaging operations for the company.

We have expanded our proprietary line of products to include several different sized cabinets, a wall mounted cabinet and a wireless cabinet, and we continue to forge private labeling agreements with several manufacturers, for which we custom design products to their specifications, serving as an Original Equipment Manufacturer, or label our standard and modified products to suit these customers’ needs. Among those solutions providers are Tyco’s AMP and America Cabling System (ACS) divisions and Hitachi’s Maxcess. We have also negotiated with Anixter International, one of the nation’s top distributors of telecommunications systems’ products, to include our products in its repertoire for government contracts and large private sector jobs. We signed a new distributor agreement with Anixter in February 2002.

On February 25, 2003, we signed a Letter of Intent with Chatsworth Products, Inc. (CPI) outlining the basis for an agreement to cooperate on the development, manufacturing and marketing of products. With this agreement, we will not only expand our marketing area and accelerate the pace of the growing acceptance of our patented products, but we will also greatly benefit our existing OEM partners and customers by adding the services of 80 new field sales people. The combined manufacturing and marketing expertise of both companies will enhance the service, quality and timeliness of our products that our existing customers have enjoyed in the past.

As part of the proposed transaction, CPI may acquire up to 9.9% of our outstanding stock at an agreed upon price and has agreed to purchase $250,000 at $1.16 per share in restricted stock through a private placement effective at the signing of the definitive agreement. Under the terms of the Letter of Intent, it is anticipated that we will co-market and co-manufacture products and incorporate the brand names and patents of both companies. Both companies anticipate this transaction to close no later than April 30, 2003. However, the Letter of Intent is subject to customary closing conditions and certain definitive agreements, and there are no assurances it will be consummated.

Currently a member of the Telecommunications Industry Association, our Company has committed to working on its subcommittees that study zone cabling solutions. The TIA sets telecommunications industry standards.

In January 2002, we acquired the product rights to the Eclipse Ultraviolet Light Air Cleansing System. Our marketing strategy targets contractors and distributors who will supply the system to the homeowner, for installation in the central air conditioning system. Our strategy includes finding a Company to acquire our product rights and to distribute the product while we continue to manufacture the product.

HISTORY OF THE COMPANY

American Access Technologies, Inc. was incorporated on October 21, 1996, under the laws of the State of Florida. American Access founder, Victor E. Murray, began working in the electrical, cable and industrial supply business in 1945, forming strong relationships with electrical engineers, electrical contractors, municipalities, power companies and distribution companies, leading to opening his own company in 1977.

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

THE COMPANY’S BUSINESS

Businesses today strive to get and stay connected, with faster and faster access to the Internet, and more ways to communicate through computers, voice and video. American Access develops solutions to open office architecture, routing high speed cabling, copper wiring and wireless solutions into and through office buildings, hospitals, convention centers, schools, hotels, entertainment and theme parks, government buildings, and industrial complexes. As the need increases for high-speed communications in the work place, the streamlined distribution of cables and wires that carry that information is also important. Called zone cabling, because cables are routed into specific areas as needed, our cabinets conveniently house equipment in the ceiling, raised floors, wall mounts and in modular furniture. This dedication to providing total and flexible cabling and wireless solutions places the company at the forefront of the telecommunications zone cabling industry.

Zone cabling, or Open Office Architecture originally was endorsed under Telecommunications Systems Bulletin 75, by the American National Standards Institute, the Telephone Industry Association and the Electrical Industry Association. Bulletin 75 has been incorporated into TIA 568B.1. Currently, the Telecommunications Industry Association sub-committees are studying TIA 569a and are making additional recommendations on zone cabling and related systems. American Access is represented on both the TIA and three of its sub-committees, and will help shape future direction of zone cabling.

THE COMPANY’S ZONE CABLING PRODUCTS

The American Access product line capitalizes on the need for zone cabling solutions. Our cabinets provide efficiency and flexibility, and are plenum-rated and Underwriter’s Laboratories approved as described in UL-2043.

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

We designed a telecommunications zone enclosure to house and distribute telecommunications wiring and cabling in buildings. We currently hold a Utility Patent issued June 15, 1999, for this cabinet that may be installed above the ceiling, on or in the wall or in the floor structure. The ceiling unit fits into the suspended ceiling, providing easy access to the brain of the telecommunications system. Less cable is used. Installation is easier and quicker, causing fewer disruptions and down time for office workers. The floor unit provides the same solution in a floor installation. We also designed a system that provides the same solution in modular office furniture and in 2002 we developed our wall mount solution.

The cabinets can be used for any and all low voltage wiring systems including but not limited to voice, data, video, building controls, security, and fire/life/safety wiring systems. The cabinet was designed to accommodate all manufacturers’ equipment including various panels as well as fiber optic cables and wireless systems.

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

The cabinets make better use of telecommunications closets, reducing the mass of cables to be run throughout the building. Therefore, building owners have more rentable space.

Product Standards

The standards, regulations and various industry association guidelines are very specific. They address the components of the product, the product itself, the installation, and every aspect that may affect the safety of people or property, including:

•	wire and cable lengths and widths, the minimum and maximum allowed. For example, to wire for a telephone system, the maximum main cable length is 90 meters for data wiring;

•	ability of the product to withstand heat and fire damage;

•	markings. Each enclosure must be marked with the manufacturer’s name, trademark, or other descriptive marking.

•	number of cables needed to run from the telecommunications closet to the workstation;

•	voltage and grounding concerns; and

•	the ability of the product to function as advertised.

Product Development

As the company identified the specific product needs of the telecommunications industry, products were developed to meet these needs. The products assist equipment manufacturers in marketing their own products.

The company’s first design was a low-voltage zone enclosure that mounts within the ceiling grid system. The company developed accessory equipment to permit cable penetrations and maintain fire rating.

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

Currently, we continue to expand our line of proprietary products, offering different-sized units, wall mounts, wireless enclosures and customizing existing units for private label customers.

There can be no assurance that any new products will be successfully developed or marketed.

Intellectual Property

Currently, multiple United States Patents have issued for the related technology of our Zone Cabling Termination Cabinet, including U.S. Patent No. 5,911,611 issued on June 15, 1999, U.S. Patent No. 5,842,313 issued on December 1, 1998, and U.S. Patent No. 6,112,483 issued on September 5, 2000 for Communications Cable Interconnection Apparatus and Associated Method For An Open Office Architecture. Foreign applications are pending in Australia, Canada, China, Japan, Mexico, and Europe. Registrations in Germany, Austria, and Great Britain are being processed with patent grants anticipated.

In addition to the Zone Cabling enclosure, U.S. Patent No. 6,201,687 for Modular Furniture Wall System and Method for Telecommunications Equipment and Wire Management In An Open Office Architecture was issued on March 13, 2001.

MANUFACTURING AND SALES, OMEGA METALS, INC.

We have developed all of our products utilizing computer assisted design drawings (CADD). Master copies of our products are safeguarded at the home office and certain copies are available to outsource firms. On November 12, 1998, the company acquired all the outstanding common stock of Omega Metals, Inc.(Omega), in exchange for 226,470 shares of the company’s common stock. Omega has been a manufacturer of various products used in the telecommunications industry.

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

Omega markets its services through sales representatives who are independent contractors covering the Eastern United States. Omega’s vice president of sales works in the field, calling on and developing accounts.

THE COMPANY’S UV LIGHT AIR CLEANSING PRODUCT LINE

On January 11, 2002, the Company entered into an Agreement for the Acquisition of Product Rights (“Agreement”) from Bill Sherer Corporation (“BSC”) and its principal, Bill Sherer. All rights, entitlements, logos, trademarks, goodwill and designs pursuant to the Northern Lights/Eclipse Ultraviolet Light Air Cleansing Systems

(the “Products”) were acquired by the Company in exchange for a one-time cash payment of $50,000, $500,000 in restricted American Access Common Stock, and forgiveness of approximately $133,000 in outstanding accounts receivables carried by the Company on BSC’s account.

On October 1, 2002, the Company amended the agreement for the purchase of the products rights. The Company will pay $25,000 in cash over five quarters ($125,000 in total) commencing November 1, 2002 in addition to the previous one-time cash payment of $50,000 and forgiveness of approximately $133,000 in outstanding accounts receivable. In exchange for the cash payments, the Company will not issue $500,000 of restricted American Access Common Stock plus 5% interest earned which was also payable in stock that, pursuant to the original agreement, could have been requested at any time after January 11, 2003 through January 11, 2007. The amendment reduces the purchase price of the product rights by $375,000 to a total of $308,000.

The product is a metal device housed in a home air conditioning system used to cleanse germs and bacteria from indoor air. As the indoor air is drawn into the duct of the forced cold air system, it passes by the ultraviolet light, cleansing it of contaminants, before it is forced back out into the home. Since the beginning of the 20th Century, ultraviolet light has been used more and more extensively to kill germs and bacteria in hospitals, schools, restaurants and any environment that needs to be relatively germ free. We believe the natural progression for the use of ultraviolet light is in the home, since studies have shown indoor air quality today is poor because centralized cooling and heating systems continue to circulate contaminants through the home. Our marketing strategy targets contractors and distributors who will supply the system to the homeowner, for installation in the central air conditioning system. Our strategy includes finding a Company to acquire our product rights and to distribute the product while we continue to manufacture the product.

SALES AND MARKETING

Our efforts indicate that the telecommunications industry is beginning to promote zone cabling as a means to distribute fiber and short runs of enhanced copper. This new cabling architecture provides the LAN broader band width, increased speeds, and reduced costs associated with moves, adds, and changes (MACs).

The Company has one customer that purchased products that represented approximately $757,000 or 15% and $459,000 or 11% of sales for the years ended December 31, 2002 and 2001, respectively.

The Company has reworked its marketing plan to coincide with the growing acceptance of zone cabling in the marketplace. Our marketing plan envisions a distribution chain that includes forging relationships with and ultimately selling our products to:

•	Systems Providers (Original Equipment Manufacturers or OEMs) that buy and sell product and specify telecommunications systems to end-users. We have signed private label agreements with companies such as Tyco, Hitachi and others. Marketing through systems providers is much like selling tires to an automobile manufacturer, ensuring that the tire is incorporated into the design of the auto at the beginning, rather than setting up shop to sell tires to auto owners who are already driving cars with tires. For us, being specified as part of a whole telecommunications system at the pre-design phase is an important part of our sales effort, so we focus on getting the word out to OEMs about the benefits of zone cabling;

•	Distributors that stock, sell and finance product and whole systems. We work with Anixter, Graybar, and GE Supply, as well as other distributors that employ a sales force to support and sell product through contractors. Working closely with distributors ensures that their sales efforts are successful because their sales personnel understand why zone cabling products are important to a network;

•	Contractors who install, test and guarantee the network systems they build for end-users. Contractors also work closely with the architects and Information Technology Systems Designers who need to know the benefits of zone cabling so it can be specified from the beginning of a project;

•	End-users that can specify the most cost-efficient system available to them will want to hear the American Access zone cabling story from their architects, contractors, distributors or systems providers. Forging all of these relationships gives us the edge in education. The more you know about us, the more likely you are

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

Concurrently, Omega Metals utilizes manufacturers’ representatives who are independent contractors to generate sales. Omega’s vice president of sales also calls on accounts and coordinates Omega’s sales efforts.

We created an Advisory Board in 2002 of accomplished professionals in the telecommunications and other related industries. Advisory board members will assist us in evaluating joint ventures, pending and future private label agreements, and possible future acquisitions and mergers. Members may also review public relations and marketing materials, make presentations, introduce the Company’s zone cabling products to help establish a niche in the marketplace, suggest improvements to business procedures, and advise the Company on products, industry customs and trends.

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

The company is participating with its business partners in trade shows as a component in their individual booths and hospitality suites. Also, the company individually participates in select trade shows and distributors’ forums each year.

We believe the market potential is enormous for new installation and for refurbishing existing telecommunications zone enclosures and that the partnering for private labeling and government sales will enhance our position in the industry.

Distribution and Sales

American Access Technologies maintains authorized distributors that are providers of integrated cabling and network solutions that support business information and network infrastructure requirements. These distributors team with customers to implement network solutions by combining a variety of customized pre- and post-sale services, products from the world’s leading manufacturers. Our authorized distributors include: Accutech, Anixter, Best Communications, Branch Datacom, CED Electric, Coleman’s, Communications Supply Corp., Core Data Comm, Energy Electric, Englewood Electric, GE Supply, Graybar, Hughes Supply, Kent Datacom, LiteComm Supply, Platt, Rexel, State Electric, and WESCO Distribution.

Our private label agreements enable us to manufacture our zone cabling cabinets for companies that provide cabling and connectivity product solutions. These products are labeled to the specification by the OEM, and marketed by the OEM directly to its own customers.

To enhance our sales effort, on February 25, 2003, we signed a Letter of Intent with Chatsworth Products, Inc. (CPI) outlining the basis for an agreement to cooperate on the development, manufacturing and marketing of products. With this agreement, we will not only expand our marketing area and accelerate the pace of the growing acceptance of our patented products, but we will also greatly benefit our existing OEM partners and customers by adding the services of 80 new field sales people. The combined manufacturing and marketing expertise of both companies will enhance the service, quality and timeliness of our products that our existing customers have enjoyed in the past. As part of the proposed transaction, CPI may acquire up to 9.9% of our outstanding stock at an agreed upon price and has agreed to purchase $250,000 at $1.16 per share in restricted stock through a private placement effective at the signing of the definitive agreement. Under the terms of the Letter of Intent, it is anticipated that we will co-market and co-manufacture products and incorporate the brand names and patents of both companies. Both companies anticipate this transaction to close no later than April 30, 2003. However, the Letter of Intent is subject to customary closing conditions and certain definitive agreements, and there are no assurances it will be consummated.

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

REGULATION OF THE COMPANY’S BUSINESS

Markets for the company’s products are characterized by the need to meet governmental and industry standards. In the U.S., the company’s products must comply with various regulations established by the Federal Communications Commission and Underwriters Laboratories, as well as standards established by Bell Communications research and local building codes. The zone enclosure has been approved by Underwriters Laboratories for low voltage communications and meets or exceeds the national electrical code requirements when used with appropriate fire foam kits in association with cable access penetration models

The company maintains membership in trade organizations such as the Telecommunications Industry Association, International Association of Electrical Inspectors and Building Industrial Consulting Services International. We are represented on three of the TIA’s subcommittees to study zone cabling, thus participating in recommendations for future standards and guidelines for its use.

RISK FACTORS

This report may be deemed to contain forward-looking statements within the meaning of the Reform Act. Forward-looking statements in this report or hereafter included in other publicly available documents filed with the Commission, reports to the company’s stockholders and other publicly available statements issued or released by the company, involve known and unknown risks, uncertainties and other factors which could cause actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks set forth here, each of which could adversely affect the company’s business and the accuracy of the forward-looking statements contained in this report.

FINANCIAL RISKS

Reliance on Affiliations as a source of business

Alliances with telecommunications companies such as Tyco’s Amp, Hitachi’s Maxcess and others have enhanced American Access’ position in the industry. Additionally, our private label agreements will broaden our distribution in the marketplace. However, there are no guarantees these affiliations will be permanent. Alliances may switch over to future competition or terminate for other reasons, which may adversely affect the company.

Reliance on Distributors

The company relies upon distributors for a large portion of gross revenues. If one or more of these customers were to cease doing business with the company, it could have a material adverse effect on the company’s business.

GENERAL BUSINESS OPERATIONS RISKS

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

We have had a history of operating losses

We incurred net losses of approximately $967,000 in 2002 and $1,441,000 in 2001. Our expenses are currently greater than our revenues. Our ability to operate profitably depends on increasing our sales and achieving sufficient gross profit margins. We cannot assure you that we will operate profitably.

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

Exercise of stock options and warrants will result in dilution

We have a substantial number of stock options and warrants outstanding, each of which is exercisable to purchase one share of common stock. If all the warrants and options are exercised, the interest of holders of common stock would be subject to substantial dilution. As of December 31, 2002, the Company has 6,906,976 outstanding options and warrants to purchase common stock at exercise prices ranging from $0.56 to $25.00. Of this total, 5,457,528 are options and warrants outstanding to employees and officers/directors. However, due to the wide range of exercise prices, the likelihood that all outstanding options and warrants get exercised all at one time is highly unlikely.

Potential lack of liquidity

Our common stock trades on the NASDAQ as a Small Cap stock with a small float. Stocks trading as Small Cap issues with thin floats generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility.

Risk of delisting from NASDAQ

Although the Company continues to meet all the financial requirements for NASDAQ listing, it does not currently satisfy the minimum bid price requirement of $1.00 per share. Our stock continues to trade on NASDAQ under a program that allows issuers such as American Access an extension to address bid price deficiencies that may be attributable to the continuing economic downturn and related decline in broad market averages. Our extension will expire on May 12, 2003 unless the Securities and Exchange Commission approves an application by NASDAQ to extend its program for a period of up to 12 months. If the Company’s common stock does not trade at a minimum bid price of $1.00 per share for ten consecutive trading days prior to May 12, 2003 or NASDAQ’s application to extend its bid price deficiency program is not approved by the SEC by such date, it is anticipated that NASDAQ will at that time begin the process required to delist the stock from NASDAQ trading. This process requires NASDAQ to give the Company written notice of its intent to delist the stock. Thereafter, the Company may request an additional extension, present a specific plan to address the issue and may request a hearing before NASDAQ. After such hearing NASDAQ may grant a further extension or delist the stock. If there is a delisting, the stock would begin trading on the over-the-counter market and be quoted on the OTC Bulletin Board.

ITEM 2. DESCRIPTION OF PROPERTY

The company maintains its corporate offices at 6670 Spring Lake Road, Keystone Heights, FL 32656. The corporate offices are located at our 67,500 sq. ft manufacturing facility which is situated on 8 1/2 acres of land that we own in Northeast Florida, midway between Jacksonville and Gainesville.

ITEM 3. LEGAL PROCEEDINGS

Pending Litigation

Joint Venture Litigation Settled

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

Termination of Proposed Merger

On April 10, 2001, the Company entered into an Agreement and Plan of Merger to merge with DataWorld Solutions Inc., an unrelated entity. Subsequent to signing the agreement, the merger candidate made changes in its basic business and operations. The Company terminated the agreement and filed suit against the entity on July 11, 2001 in the 18th Judicial Circuit Court, Seminole County, Florida seeking a declaratory judgment that it properly terminated the merger agreement. The merger candidate counter sued for the $500,000 termination payment specified in the agreement, which was payable under limited circumstances. The Company does not believe that the entity is entitled to the termination payment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At June 28, 2002, shareholders at the annual meeting approved two proposals.

The slate of directors for the following year was ratified and includes John Presley, Erik Wiisanen, Joseph McGuire, William Hadaway and Steven Robinson, all of who are returning directors. Shareholders voted for the board slate, with 5,137,930 ‘yes’ votes and 226,898 abstaining. Votes withheld for each director were: Mr. Presley, 6,000; Mr. Wiisanen, 4,900; Mr. McGuire, 2,900; Mr. Hadaway, 0; and Mr. Robinson, 0.

The Company’s independent accountants for the fiscal year ending 2002 were also ratified. Rachlin Cohen and Holtz LLP will serve as auditors for the year ending 2002 by a vote of 5,328,156 ‘yes’, 16,135 ‘no’ and 20,537 abstaining.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

The company’s common stock trades on the NASDAQ Stock Exchange under the symbol “AATK.”

The following table sets forth quotations for the high and low closing prices for the company’s common stock, as reported by Nasdaq, for the periods indicated below:

	High	Low	High	Low
	Year Ending December 31, 2001		Year Ending December 31, 2002
1st Quarter	$1.90	$0.81	$0.80	$0.53
2nd Quarter	$2.00	$0.77	$0.92	$0.46
3rd Quarter	$1.48	$0.56	$0.54	$0.33
4th Quarter	$3.92	$0.67	$0.81	$0.31

We have approximately 80 stockholders of record as of March 1, 2003 not including approximately 4,200 beneficial holders whose stock is held in street name. There are no contractual restrictions on our ability to pay dividends. No dividend has been declared or paid by the company since inception. The company does not anticipate that any dividends will be declared or paid in the future.

Recent Sale of Unregistered Securities

Issuance of Common Stock for Services

In August 2001, the Company entered into an agreement for investment banking services. The Company agreed to pay $5,000 of common stock a month, the amount of shares due, to be recalculated quarterly, for one year, payable at the beginning of each three-month period. The Company registered 60,000 shares of common stock in anticipation of payments to be made for the life of the contract. The Company issued a total of 46,543 shares over the period August 1, 2001 through April 30, 2002. The agreement was terminated on April 30, 2002.

Stock Option Plans

On January 10, 2000, the Board of Directors of the Company (“Board”) authorized the 2000 Employee Stock Option Plan (“Stock Option Plan”) for those employees, consultants, and advisors (the “Participants”) of the Company who, in the judgment of the Company are or will become responsible for the direction and financial success of the Company. The adoption of the Stock Option Plan was ratified by the stockholders on June 29, 2000. The purpose of the Stock Option Plan is to provide the Participants with an increased incentive to make significant contributions to the long-term performance and growth of the Company. The Board authorized that 500,000 employee options and 300,000 board of director options be subject to this plan. On January 10, 2000, the Company granted 515,000 employee options and 340,000 board of director options with an exercise price of $5.67 with a life of five years. Subsequent to the grant, 10,000 options were returned to the Company when an employee separated employment. Also in 2000, a former director exercised 60,000 warrants in a cashless transaction for the difference in the exercise price of $5.67 and the closing price of $8.00 on date of exercise and received 17,475 shares of common stock.

On August 15, 2001, the Board authorized an amendment of the 2000 Stock Option Plan. The Board authorized an additional 500,000 employee options and 300,000 board of director options be subject to this plan at an exercise price of $1.00. The amendment of the Stock Option Plan was ratified by the stockholders on December 21, 2001.

On July 1, 2002, the Board authorized an additional amendment of the 2000 Stock Option Plan. The Board authorized an additional 520,000 employee options and 300,000 board of director options be subject to this plan at an exercise price of $0.78. The exercise price was calculated by taking the average closing price of the previous 90 days and then adding a 25% premium. The amendment of the Stock Option Plan is pending approval by stockholders at the Company’s next annual stockholders’ meeting tentatively scheduled for April/May 2003.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options/warrants (a)	Weighted- average exercise price of outstanding options/warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,305,000	$2.67	235,000
Equity compensation plans not approved by security holders(1)	820,000	$0.78	0
Total	2,125,000	$2.00	235,000

(1)	The total consists of the Amended 2000, 2001 and 2002 Employee and Director Incentive Stock Option Plan.

Employment Agreements – Non-Qualified Stock Options/Warrants

On April 9, 2001, the Company entered into employment agreements with three key management personnel, John E. Presley, Erik Wiisanen, and Joseph F. McGuire and issued a total of 765,370 options to purchase the Company’s common stock at an exercise price of $2.25 in accordance with such agreements.

On May 2, 2002 the Company renewed Employment Agreements with three key management personnel, John E. Presley, Erik Wiisanen, and Joseph F. McGuire. Messrs. Presley and Wiisanen were each issued 300,000 options to purchase the Company’s common stock at an option price of $1.00. Mr. McGuire was issued 50,000 options at the same price.

The options/warrants issued in accordance with these employment agreements are pending approval by stockholders at the Company’s next annual stockholders’ meeting tentatively scheduled for April/May 2003.

Warrants

During 2002, the Company issued the following stock options/warrants to third parties.

On January 2, 2002, the Company issued 125,000 warrants to purchase common stock in connection with services provided to the Company by five Advisory Board members with an exercise price of $1.75 per share. A sixth member was added to the Advisory Board and on April 1, 2002, the Company issued an additional 20,000 warrants to purchase common stock at an exercise price of $1.75 per share. Advisory Board was formed to assist the Company with reviewing sales and marketing material, evaluating possible business combinations, assessing market needs and to act as liaisons with the market as appropriate.

On June 14, 2002, the Board voted to extend 54,600 stock options at an exercise price of $1.00 granted to a retiring Director exercisable for a period of one year from the date of resignation.

On July 1, 2002, the Company issued 10,000 warrants to purchase common stock to each of its three commissioned salesmen with an exercise price of $0.78 per share. Additionally, on August 27, 2002, the Company, pursuant to a 1998 settlement agreement, issued the final installment of 40,000 warrants to purchase common stock to a former officer/director at an exercise price of $0.56. On October 1, 2002, the Company issued 30,000 warrants to purchase common stock to an outside consultant with an exercise price of $1.00 per share.

The granting of the stock options/warrants in 2002 to consultants resulted in a charge to consulting fees in the amount of approximately $92,368 in 2002 representing the fair value of the 299,600 warrants issued in 2002. During 2002, there were no warrants exercised.

Summary

As of December 31, 2002, the Company has 6,906,976 outstanding stock options and warrants to purchase common stock at exercise prices ranging from $0.56 to $25.00. Of this total, 5,457,528 are options and warrants outstanding to employees and officers/directors.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-KSB (the “Report”) may be deemed to contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”), reports to the Company’s stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks set forth herein, each of which could adversely affect the Company’s business and the accuracy of the forward-looking statements contained herein.

The following discussion and analysis should be read in conjunction with a discussion about risk factors and the consolidated financial statements of the company, included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 which are made a part of this annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Revenue Recognition

The Company recognizes revenue from product sales at the time the product is shipped to the customer.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Those estimates subject to potential change in the near term include allowances for doubtful accounts and notes receivable.

Based on our historical collection experience, we currently feel our allowance for doubtful accounts ($238,000) is adequate.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), encourages, but does not require companies to record stock-based compensation plans using a fair value based method for grants to employees and directors. The Company has chosen to continue to account for stock-based compensation, granted to employees and directors, using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options granted to employees and directors is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock. Grants of stock-based compensation to non-employees are accounted for following SFAS No. 123 utilizing the fair value method. SFAS No. 123 requires that fair value of the investment granted be measured, which the company does using an option pricing model.

RESULTS OF OPERATIONS

REVENUES

Revenues increased 19.9% in 2002, primarily as the result of the 49.5% increase in our zone cabling division which consists primarily of our patented zone enclosures. A growing awareness of the benefits of zone cabling in the telecommunications industry has prompted the Company to negotiate a co-marketing and co-manufacturing agreement with Chatsworth Products, Inc.

	2002	2001	% change
Zone cabling	2,012,260	1,345,796	49.5
Formed metal	2,865,518	2,722,428	5.3

Total	4,877,778	4,068,224	19.9

COSTS AND EXPENSES

Direct costs represent costs incurred by the Company to have its products manufactured and assembled. These costs represent 46.4 % of revenues for the year 2002 and 53.0% of revenues for the year 2001. The decrease in costs was largely in the formed metal operation. This reduction is attributable to a more profitable composition of jobs and cost saving in materials purchasing.

The increase in selling, general and administrative expenses from the 2001 level is primarily the result of the amortization of the Ultraviolet rights purchase (approximately $177,000), a one time charge for the buy out of our Lake Mary lease (approximately $34,000), the increase in the provision for bad debts (approximately $178,000) and commissions paid to outside sales representatives (approximately $110,000).

Compensation for 2002 and 2001 were almost identical. The small increase in total compensation and related benefits is due to increase in health insurance costs partially offset by a reduction in payroll taxes in 2002 compared to 2001. The 2001 payroll taxes included $23,000 on warrants exercised by employees and former employees in October 2001.

	2002	2001	% change
Costs and Expenses:
Cost of sales	2,265,157	2,155,748	5.1
Selling, general and administrative	2,308,539	1,839,489	25.5
Compensation and related benefits	1,182,923	1,168,153	1.3
Stock-based compensation	112,368	322,330	(65.1)

	5,868,987	5,485,720

As a result, we had a net loss in 2002 of $967,257 compared to a net loss of $1,441,069 in 2001. The improvement in Loss before Other Income and Net Loss is the result of increased gross margin due to reduction in direct costs and an approximate 20% increase in sales.

	2002	2001	% change
Loss before Other Income	(991,209)	(1,417,496)	(30.0)

Net Loss	(966,760)	(1,441,069)	(32.9)

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities utilized cash of $512,992 during the year ended December 31, 2002. Net cash used by operating activities during the year ended December 31, 2002 consisted primarily of net losses, increase in accounts receivable, increase in inventories, decrease in accounts payable, offset by depreciation, amortization, warrants and stock issued for services, increase in allowance for doubtful accounts and increase in unearned revenues.

Net cash provided from investing activities for the year ended December 31, 2002 was $692,672. We received cash from the sale of investments, which was offset by the purchase of assets. For the year ended December 31, 2001 net cash was used in the amount of $1,571,865. This represents the purchase of investments offset by proceeds of $200,000 from notes receivable.

Net cash used in financing activities was $25,101 for the year ended December 31, 2002. It was used to acquire treasury stock. For the year ended December 31, 2001 net cash was provided by financing activities in the amount of $2,388,081. The Company received proceeds of $2,624,675 from the exercise of warrants and repaid a capital lease of $244,379.

Our operating and capital requirements in connection with operations have been and will continue to be significant. Based on our current plans, we anticipate that revenues earned from product sales will be the primary source of funds for operating activities. In addition to existing cash and cash equivalents, we may rely on bank borrowing or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the expansion of our product line and marketing efforts, which may also include bank borrowing, a private placement of securities or the potential exercise of existing options and warrants. However, we have no agreements for funding at this time and there can be no assurance that funding will be available if we require it.

We have certain contractual and commercial obligations. The following table is a summary of such obligations as of December 31, 2002.

Contractual Cash Obligations Outstanding at December 31, 2002:

	Less than 1 year	1-5 years	After 5 years
Employment Agreements	$140,000	-0-	-0-
Ultraviolet light product rights	$100,000
Total Contractual Cash Obligations	$240,000	-0-	-0-

The $140,000 represents employment agreements for three key management personnel which we are obligated to for the period January 1, 2003 through May 1, 2003.

Management’s plans include the following:

Looking ahead to 2003, while economic conditions remain uncertain, our strategic plan focuses our efforts to increase our revenues and continue our march to a full year of profitability. Our plan is to promote steady, measured growth in both product and manufacturing sales. Building strong sales requires a solid foundation, and we consider our private label partnerships and our recent signing of a letter of intent with Chatsworth Products, Inc. to be the foundation for increased sales.

On February 25, 2003, we announced that we signed a Letter of Intent with Chatsworth Products, Inc. (CPI) outlining the basis for an agreement to cooperate on the development, manufacturing and marketing of products. With this agreement, we will not only expand our marketing area and accelerate the pace of the growing acceptance of our patented products, but we will also greatly benefit our existing OEM partners and customers by adding the services of 80 new field sales people. The combined manufacturing and marketing expertise of both companies will enhance the service, quality and timeliness of our products that our existing customers have enjoyed in the past. As part of the proposed transaction, CPI may acquire up to 9.9% of our outstanding stock at an agreed upon price and has agreed to purchase $250,000 at $1.16 per share in restricted stock through a private placement effective at the signing of the definitive agreement. Under the terms of the Letter of Intent, it is anticipated that we will co-market and co-manufacture products and incorporate the brand names and patents of both companies. Both companies anticipate this transaction to close no later than April 30, 2003. However, the Letter of Intent is subject to customary closing conditions and certain definitive agreements, and there are no assurances it will be consummated.

We believe that we can acquire additional working capital, if required, through the sale of additional securities, including the potential exercise of outstanding options and warrants, a private placement, or borrowings, including bank borrowing and private equity lines.

ITEM 7. FINANCIAL STATEMENTS

See the Company’s financial statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, executive officers, and key employees of the Company are as follows:

Name	Age	Position
John Presley	63	Director, President/CEO
Joseph McGuire	44	Director, CFO/Sec/Treasurer
Erik Wiisanen	59	Director, VP Marketing, Omega Metals, Inc.
Jerry J. Boyd	53	Director
Lamar Nash	56	Director
William Boyd	44	Vice President of Sales

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

JERRY J. BOYD, became a member of the Board of Directors and Chairman of the Board’s Audit Committee in June 2002. Mr. Boyd earned a Bachelor’s of Science degree in Accounting from the University of Kentucky in 1971 and a Master’s of Business Administration from the University of Montana in 1996. He is a Certified Public Accountant in Florida, Montana, and Maryland, and is a member of the American Institute of Certified Public Accountants and Florida Institute of Certified Public Accountants. He is the current owner of Draper & Boyd CPA, PA in Keystone Heights, FL, and has owned accounting firms in Montana and Florida since 1981. From 1976-1981 he was an accountant for regional accounting firms in Virginia and Montana. He served as auditor for the U.S. Army Audit Agency from 1971-1976 and was a visiting instructor in accounting for two semesters at the University of Montana and Flagler College in Florida.

LAMAR NASH, became a member of the Board of Directors and the Audit Committee in January 2003 and a member of the Advisory Board in November 2001. Mr. Nash who is vice president and corporate marketing officer for The Haskell Co., a pre-eminent design-build general contracting firm operating throughout the Americas, contributes 30 years of business expertise to the Advisory Board. Nash is the chairman of the Florida First Capital Finance Corp., a former director of the Jacksonville, Florida Chamber of Commerce Committee of 100, past president of the Florida Economic Development Council, former co-owner of a small business with $5 million in annual sales, a member of the First Coast Manufacturers Association governmental affairs and Design-Build Institute of America public relations committees, and a licensed real estate broker.

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

Our directors are elected for a one-year term at our annual shareholders’ meeting. Vacancies may be filled by the Board of Directors until the next annual meeting.

John Presley, President and Director, is the brother-in-law of Erik Wiisanen, Vice President of Marketing for Omega Metals, Inc. and a Director for American Access Technologies.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than 10% shareholders are required by the Commission’s regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of Forms 3, 4 and 5 received by the company, or written representations from certain reporting persons, the company believes, during the fiscal year ended

December 31, 2002, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were satisfied.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (1)

The following table summarizes compensation paid to the Company’s president/chief executive officer in 2002 and the other officers who earned $100,000 or more in 2002 (the “named executive officers”). .

Name and Position	Year	Total Income	Long term compensation- Number of securities underlying options (2)
John E. Presley, President/CEO	2002 2001 2000	$175,000 $175,000 $175,000	460,000 526,019 642,000
Erik Wiisanen Vice President Omega Metals	2002 2001 2000	$125,000 $125,000 $125,000	455,000 521,018 336,870
Joseph McGuire Chief Fin’l Officer	2002 2001	$120,000 $115,000	210,000 293,333

(1)	The columns for “Bonus”, “Other Annual Compensation”, “Restricted Stock Awards”, “LTP Payouts” and “All other Compensation” have been omitted because there is no such compensation to be reported.
(2)	Represents options granted to such named executive officers.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

(Individual Grants)

The following information sets forth the individual grants of stock options and free standing SARs to the Company’s named executive officers in the above table in the fiscal year ended 2002.

Name	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted Employees in Fiscal Yr.(4)	Exercise Price	Expiration Date
John Presley, President/CEO	60,000(1) 100,000(2) 300,000(3)	34.2%	$0.78 $0.78 $1.00	July 1, 2007 July 1, 2007 May 2, 2007
Erik Wiisanen Vice President	55,000(1) 100,000(2)		$0.78 $0.78	July 1, 2007 July 1, 2007

Omega Metals	300,000(3)	33.8%	$1.00	May 2, 2007
Joseph F. McGuire Chief Fin’l Officer	60,000(1) 100,000(2) 50,000(3)	15.6%	$0.78 $0.78 $1.00	July 1, 2007 July 1, 2007 May 2, 2007

(1)	Options issued under the amended 2000 Employee Stock Option Plan.
(2)	Options issued under the amended 2000 Director Stock Option Plan.
(3)	Options issued under employment agreements.
(4)	Percentages are based on a total of 1,345,000 options granted to employees in 2002.

The amendment of the Stock Option Plans 2000 in 2002 and the employment agreements are pending approval by stockholders at the Company’s next annual stockholders’ meeting tentatively scheduled for April/May 2003.

The options and warrants granted by the Company have various vesting requirements, definitions, termination clauses and any options granted and then outstanding shall become immediately exercisable in full in the event the optionee’s employment with the Company is terminated by the Company subsequent to the consummation of a tender offer or exchange offer made by any “person” within the meaning of Section 14(d) of the 1934 Act or subsequent to a Change in Control, as defined. Options may terminate before their expiration dates if the optionee’s status as an employee, director or a consultant is terminated or upon the optionee’s death or disability.

AGGREGATED OPTIONS/SAR EXERCISES

IN LAST FISCAL YEAR and FY-END OPTIONS/SAR VALUES

The following table sets forth the number of stock options and freestanding SARs exercised by the named executive officers in the above table during the last completed fiscal year. No options were exercised in such year.

Name	Shares Acquired On Exercise	Value Realized	Number of Unexercised Securities Underlying Options/SARs at FY-End	Value of Unexercised In-The-Money Options/SARs At FY-End
John Presley, President/CEO	—0—	—0—	1,778,019	—0—
Erik Wiisanen Vice President Omega Metals	—0—	—0—	1,247,888	—0—
Joseph F. McGuire Chief Fin’l Officer	—0—	—0—	603,333	—0—

On May 2, 2002 the Company renewed Employment Agreements with three key management personnel, John E. Presley, Erik Wiisanen, and Joseph F. McGuire at salary levels of $175,000, $125,000 and $120,000, respectively through May 1, 2003. Messrs. Presley and Wiisanen were each issued 300,000 options to purchase the Company’s common stock at an option price of $1.00. Mr. McGuire was issued 50,000 options at the same price. The options/warrants issued in accordance with these agreements are pending approval by stockholders at the next annual meeting tentatively scheduled for April/May 2003.

DIRECTOR COMPENSATION

Directors are paid $500 for meetings attended at our corporate headquarters and $250 for telephonic meetings. All travel and lodging expenses associated with directors’ meetings are reimbursed by the company.

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

The grants of options to Directors in 2002 are as follows. The amounts to Messrs. Presley, Wiisanen and McGuire are also included in the summary compensation tables above.

Name	Number of Securities Underlying Options/SARs Granted	Exercise Price	Expiration Date
John Presley, President/CEO	60,000	$0.78	July 1, 2007

Erik Wiisanen Vice President Omega Metals	55,000	$0.78	July 1, 2007

Joseph F. McGuire Chief Fin’l Officer	60,000	$0.78	July 1, 2007

Jerry J. Boyd Director	65,000	$0.78	July 1, 2007

Steven Robinson Director	60,000	$0.78	July 1, 2007

The options and warrants granted by the Company have various vesting requirements, definitions, termination clauses and any options granted and then outstanding shall become immediately exercisable in full in the event the optionee’s employment with the Company is terminated by the Company subsequent to the consummation of a tender offer or exchange offer made by any “person” within the meaning of Section 14(d) of the 1934 Act or subsequent to a Change in Control, as defined. Options may terminate before their expiration dates if the optionee’s status as an employee, director or a consultant is terminated or upon the optionee’s death or disability.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 14, 2003, the beneficial ownership of the Company’s Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company’s Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group.

Name and Address of Shareholder	Number of Shares		Percent of Class
John E. Presley 6689 Shands Road Keystone Heights, Florida 32656	1,891,254	(1)	24.81%

Erik Wiisanen 6689 Shands Road Keystone Heights, Florida 32656	1,361,123	(1)	19.19%

Joseph F. McGuire 6670 Spring Lake Road Keystone Heights, Florida 32656	620,333	(1)	9.62%

Jerry J. Boyd P.O. Box 1149 Keystone Heights, Florida 32656	66,900	(1)	1.13%

Lamar Nash 111 Riverside Avenue Jacksonville, FL 32202	55,000	(1)	0.93%

M.S. Farrell, Inc. 67 Wall Street New York, NY 10005	495,910	(1)	7.82%

William Boyd 6670 Spring Lake Road Keystone Heights, Florida 32656	245,000	(1)	4.02%

All directors and officers as a group (6 persons)	4,239,610		43.09%

Based upon 5,843,612 shares outstanding on March 14, 2003.

(1)	Includes options or warrants to purchase common stock as follows:

NAME	$0.78 Options	$1.00 Options	$1.75 Warrants	$2.25 Warrants	$5.67 Options	$8 Warrants	$22 Warrants	Total
John E. Presley	160,000	493,334	*	664,685	160,000	150,000	150,000	1,778,019
Erik Wiisanen	155,000	493,333	*	444,555	155,000	*	*	1,247,888
Joseph F. McGuire	160,000	243,333	*	150,000	50,000	*	*	603,333
Jerry J. Boyd	65,000	*	*	*	*	*	*	65,000
Lamar Nash	30,000	*	25,000	*	*	*	*	55,000
William Boyd	75,000	75,000	*	75,000	20,000	*	*	245,000

NAME	$2.25 warrants	$4.75 warrants	$5.61 warrants	$6 warrants	$10 warrants	$11 warrants	$25 warrants	Total
M.S. Farrell	82,000	100,000	10,160	100,000	100,000	100,000	3,750	495,910

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May and June 2000, the Company authorized loans to two directors, John E. Presley and Erik Wiisanen, who also are officers of American Access or its subsidiaries, and who collateralized the loans with personal assets unrelated to these transactions. The collateralized loans were to enable these directors to cover margin calls precipitated by a drop in the price of the Company’s common stock. On May 31, 2000, the two directors (one of whom is the Company’s president) each executed a promissory note and security agreement for $75,000 and $60,000 respectively, payable on or before December 31, 2000, with interest at 10%. In October 2000, the two directors executed additional promissory notes with identical terms for $10,000 each, payable on or before April 30, 2001. Each of these notes was extended to June 30, 2003. No interest has been paid on the notes receivable since inception and through December 31, 2002. The total amount due at December 31, 2002 is $193,711 which includes accrued interest. Pursuant to the Sarbanes-Oxley Act of 2002, enacted in July 2002, these notes receivable can not be amended or extended in any way and must be satisfied when due, June 30, 2003.

On March 27, 2001 the Company entered into a Management and Option to Purchase Agreement relating to its wholly-owned subsidiary Zonecabling.com, Inc. with a former director and officer of the Company (“Executive”), to manage the Business-to-Business e-commerce site with an option to purchase the subsidiary. For services provided under the Agreement, the Executive was issued 213,333 options to purchase the common stock of the Company at an exercise price of $2.25 upon execution of the Agreement. In October 2001, the Executive exercised 104,174 of these options, leaving 109,159 options unexercised. The option to purchase Zonecabling.com was not exercised and the option to purchase, as well as, the remaining unexercised warrants expired on December 31, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

See exhibits index immediately following the signature page.

(b) Reports on Form 8-K:

None

Item 14. Controls and Procedures

Within the 90-day period prior to the filing of this Annual Report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended. Subsequent to the date of our management’s evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

.

AMERICAN ACCESS TECHNOLOGIES, INC

By:	/S/ JOHN E. PRESLEY
John E. Presley
President/Chief Executive Officer

Date: March 26, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN E. PRESLEY John E. Presley	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003

/S/ JOSEPH F. MCGUIRE Joseph F. McGuire	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	March 26, 2003

/S/ ERIK WIISANEN Erik Wiisanen	Vice President Omega Metals and Director	March 26, 2003

/S/ JERRY J. BOYD Jerry J. Boyd	Director	March 26, 2003

/S/ LAMAR NASH Lamar Nash	Director	March 26, 2003

CERTIFICATION

I, John E. Presley, certify that:

1. I have reviewed this annual report on Form 10-KSB of American Access Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure control and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/S/ JOHN E. PRESLEY
John E. Presley
President and Chief Executive Officer

CERTIFICATION

I, Joseph F. McGuire, certify that:

1. I have reviewed this annual report on Form 10-KSB of American Access Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ JOSEPH F. MCGUIRE
Joseph F. McGuire
Chief Financial Officer,
Treasurer and Secretary

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICERS PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Annual Report on Form 10-KSB of American Access Technologies, Inc. for the year ended December 31, 2002, I, John E. Presley, President, Chief Executive Officer, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.	Such Annual Report on Form 10-KSB for the year ended December 31, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in such Annual Report on Form 10-KSB for the year ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of American Access Technologies, Inc.

Date: March 26, 2003

/s/ JOHN E. PRESLEY
John E. Presley
President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICERS PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Annual Report on Form 10-KSB of American Access Technologies, Inc. for the year ended December 31, 2002, I, Joseph F. McGuire, Chief Financial Officer, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.	Such Annual Report on Form 10-KSB for the year ended December 31, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in such Annual Report on Form 10-KSB for the year ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of American Access Technologies, Inc.

Date: March 26, 2003

/s/ JOSEPH F. MCGUIRE
Joseph F. McGuire
Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

•	3(a) Amended and Restated Articles of Incorporation of the Registrant (Incorporated by Reference to Exhibit 3(a) to Amendment No. 1 to Registrant’s Registration Statement of Form SB-2 – File No. 333-43589).

•	3(b) Bylaws of the Registrant (Incorporated by Reference to Exhibit 3(b) to Amendment No. 1 to Registrant’s Registration Statement of Form SB-2 – File No. 333-43589).

•	3(c) Form of $8 Stock Purchase Warrant expiring February 11, 2000 (Incorporated by Reference to Exhibit 3(c) to Amendment No. 1 to Registrant’s Registration Statement of Form SB-2 – File No. 333-43589).

•	3(e) Articles of Amendment to Articles of Incorporation (Incorporated by Reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10Q-SB for quarter ended September 30, 1998.)

•	3(f) Form of Stock Purchase Warrant expiring October 14, 2003 (Incorporated by Reference to Exhibit 3(f) to Amendment No. 1 to Registrant’s Registration Statement on Form SB-2A File No. 333-68791.

•	8.2 Composite Exhibit of Stocking Distributor Agreements with Anixter, Inc. State Electric Supply Company, and DataCom, Inc. (Incorporated by Reference to Exhibit 8.2 to Amendment 1 to Registrant’s Registration Statement on Form SB-2 – File No. 333-43589).

•	8.3 Value Added Reseller Agreement with DataStar Computer Systems, Inc (Incorporated by Reference to Exhibit 8.3 to Amendment No. 1 to Registrant’s Registration Statement of Form SB-2 – File No. 333-43589).

•	8.4 Consulting Agreement dated August 28, 1997 between Registrant and Steve R. Jones. (Incorporated by Reference to Exhibit 8.6 to Amendment 1 to Registrant’s Registration Statement of Form SB-2 – File No. 333-43589).

•	8.5 Management Termination Agreement dated December 9, 1997 between Steven K. Robinson and Registrant. (Incorporated by Reference to Exhibit 8.7 to Amendment 1 to Registrant’s Registration Statement of Form SB-2 – File No. 333-43589).

•	8.6 Agreement and Plan of Reorganization dated November 11, 1998 relating to the acquisition of Omega Metals, Inc. (Incorporated by Reference to Exhibit 2.1 to Registrant’s Form 10QSB for the Quarter ended September 30, 1998.)

•	8.8 Employee 2000 Stock Option Plan. (Incorporated by Reference to Form 10K SB as filed April 20, 2000.)

•	8.9 Directors 2000 Stock Option Plan. (Incorporated by Reference to Form 10K SB as filed April 20, 2000.)

•	8.10 Stock Purchase Agreement with Crescent International, Ltd.; (Incorporated by Reference to Form 8-K, filed with the Securities and Exchange Commission on May 5, 2000.)

•	8.11 Registration Rights Agreement with Crescent International Ltd; (Incorporated by Reference to Form 8-K, filed with the Securities and Exchange Commission on May 5, 2000.)

•	8.12 Agreement for issuance of Incentive and Early Put warrants to Crescent International Ltd.; (Incorporated by Reference to Form 8-K, filed with the Securities and Exchange Commission on May 5, 2000.)

•	8.14 Promissory note executed by director and officer-employee Erik Wiisanen. (Incorporated by reference to Form 10Q-SB filed August 15, 2000.)

•	8.15 Promissory note executed by director and officer-employee John Presley. (Incorporated by reference to Form 10Q-SB filed August 15, 2000.)

•	8.16 Promissory note executed by director and officer-employee Bobby Story. (Incorporated by reference to Form 10Q-SB filed August 15, 2000.)

•	8.17 Promissory note executed by Bobby Story for pledge of common stock. (Incorporated by reference to Form 10Q-SB filed August 15, 2000.)

•	8.18 Management With Option to Purchase Agreement executed March 28, 2001, for the management and future sale of the Company’s subsidiary, Zonecabling.com, Inc. (Incorporated by reference to Form 10K-SB filed April 2, 2001.)

•	8.19 Employment Agreement executed by John Presley on April 9, 2001. (Incorporated by reference to the Company’s Form 8-K, filed April 20, 2001)

•	8.20 Employment Agreement executed by Erik Wiisanen on April 9, 2001. (Incorporated by reference to the Company’s Form 8-K, filed April 20, 2001)

•	8.21 Employment Agreement executed by Joseph McGuire on April 9, 2001. (Incorporated by reference to the Company’s Form 8-K, filed April 20, 2001)

•	8.22 Agreement and Plan of Merger with DataWorld Solutions executed April 10, 2001. (Incorporated by reference to the Company’s Form 8-K, filed April 20, 2001.)

•	8.23 Agreement for the Acquisition of Product Rights from Bill Sherer Corp. and Bill Sherer, executed January 11, 2002.

•	21 Subsidiaries of the Small Business Issuer

•	22 Amendment of the Agreement for the Acquisition of Product Rights from Bill Sherer Corp. and Bill Sherer, executed October 1, 2002.

•	23 Employment Agreement executed by John Presley on May 2, 2002.

•	24 Employment Agreement executed by Erik Wiisanen on May 2, 2002.

•	25 Employment Agreement executed by Joseph McGuire on May 2, 2002.

EXHIBIT 21

Omega Metals, Inc., the Company’s wholly-owned subsidiary, is a Florida corporation.

Zonecabling.com, Inc., the Company’s wholly-owned subsidiary, is a Florida corporation

EXHIBIT 22

Amendment of the Agreement for the Acquisition of Product Rights from Bill Sherer Corp. and Bill Sherer, executed October 1, 2002.

EXHIBIT 23

Employment Agreement executed by John Presley on May 2, 2002.

EXHIBIT 24

Employment Agreement executed by Erik Wiisanen on May 2, 2002.

EXHIBIT 25

Employment Agreement executed by Joseph McGuire on May 2, 2002.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

American Access Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of American Access Technologies, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Access Technologies, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

As more fully discussed in Note 2 to the consolidated financial statements, the Company is subject to certain risks and other matters.

RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida

January 31, 2003

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$503,336
Investment securities	400,227
Accounts receivable, net of allowance of $238,000	979,325
Notes receivable, directors and stockholders, including accrued interest	193,711
Note receivable, other, net of allowance of $361,562	—
Inventories	975,669
Prepaid expenses and other current assets	82,866

Total current assets	3,135,134
Property, Plant and Equipment	3,048,480
Intangible Assets	208,344

Total assets	$6,391,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$135,572
Accrued expenses	81,102
Deferred revenue	154,400
Obligation resulting from product rights acquisition	100,000

Total current liabilities	471,074

Commitments, Contingencies, Other Matters and Subsequent Events	—
Stockholders’ Equity:
Common stock, $.001 par value; authorized 30,000,000 shares; issued and outstanding 5,843,612 shares	5,844
Additional paid-in capital	13,702,322
Deficit	(7,787,012)
Stock subscription receivable, net of allowance of approximately $2,712,000	(270)

Total stockholders’ equity	5,920,884

Total liabilities and stockholders’ equity	$6,391,958

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Net Sales
Formed metal	$2,865,518	$2,722,428
Zone cabling termination cabinet	2,012,260	1,345,796

	4,877,778	4,068,224

Costs and Expenses:
Cost of sales	2,265,157	2,155,748
Selling, general and administrative	2,308,539	1,839,489
Compensation and related benefits	1,182,923	1,168,153
Stock-based compensation	112,368	322,330

	5,868,987	5,485,720

Loss Before Other Income (Expense)	(991,209)	(1,417,496)

Other Income (Expense):
Interest income	40,837	40,662
Interest expense	—	(68,413)
Other income	34,840	23,300
Realized and unrealized gain (loss) on investments	(51,228)	878
Provision for doubtful loan receivable	—	(20,000)

	24,449	(23,573)

Net Loss	$(966,760)	$(1,441,069)

Net Loss Per Common Share - Basic and Diluted	$(.17)	$(.30)

Weighted Average Common Shares Outstanding	5,851,748	4,797,251

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deficit	Treasury Stock	Stock Subscription Receivable	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2000	4,740,948	$4,741	$11,174,677	$(5,379,183)	$(288,660)	$(270)	$(234,650)	$5,276,655
Year Ended December 31, 2001:
Return and retirement of treasury stock	(277,100)	(277)	(523,033)	—	288,660	—	234,650	—
Warrants granted for services	—	—	173,830	—	—	—	—	173,830
Stock issued for services	96,500	96	157,689	—	—	—	—	157,785
Exercise of warrants	1,286,522	1,287	2,623,388	—	—	—	—	2,624,675
Treasury stock purchased	—	—	—	—	(1,500)	—	—	(1,500)
Net loss	—	—	—	(1,441,069)	—	—	—	(1,441,069)

Balance, December 31, 2001	5,846,870	$5,847	$13,606,551	$(6,820,252)	$(1,500)	$(270)	$—	$6,790,376
Year Ended December 31, 2002:
Return and retirement of treasury stock	(34,800)	(35)	(26,565)	—	26,600	—	—	—
Warrants granted for services	—	—	92,368	—	—	—	—	92,368
Stock issued for services	31,542	32	29,968	—	—	—	—	30,000
Treasury stock purchased	—	—	—	—	(25,100)	—	—	(25,100)
Net loss	—	—	—	(966,760)	—	—	—	(966,760)

Balance, December 31, 2002	5,843,612	$5,844	$13,702,322	$(7,787,012)	$—	$(270)	$—	$5,920,884

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Cash Flows from Operating Activities:
Net loss	$(966,760)	$(1,441,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	536,456	354,733
Warrants and stock issued for services	114,255	322,330
Realized and unrealized (gains) losses on investments	51,228	(878)
Provision for doubtful accounts and notes receivable	163,000	41,505
Loss on abandonment of equipment	8,199	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(58,313)	(93,805)
Accrued interest receivable	(15,500)	—
Inventories	(268,116)	(55,615)
Prepaid expenses and other current assets	6,072	(41,822)
Increase (decrease) in:
Accounts payable and accrued expenses	(237,913)	47,214
Deferred revenue	154,400	—

Net cash used in operating activities	(512,992)	(867,407)

Cash Flows from Investing Activities:
Purchase of investments	(400,227)	(1,750,787)
Proceeds from sale of investments	1,740,868	—
Proceeds from payments on notes receivable	—	200,000
Increase in notes receivable	—	(4,223)
Acquisition of property and equipment	(568,139)	(16,855)
Acquisition of product line	(75,000)	—
Decrease in other assets	7,230	—
Increase in patent costs	(12,060)	—

Net cash provided by (used in) investing activities	692,672	(1,571,865)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of related costs	—	9,285
Proceeds from exercise of warrants	—	2,624,675
Payments on loans and capital lease obligations	—	(244,379)
Acquisition of treasury stock	(25,101)	(1,500)

Net cash provided by (used in) financing activities	(25,101)	2,388,081

Net Increase (Decrease) in Cash and Cash Equivalents	154,579	(51,191)
Cash and Cash Equivalents, Beginning	348,757	399,948

Cash and Cash Equivalents, Ending	$503,336	$348,757

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

American Access Technologies, Inc. (“Company”) was incorporated on October 21, 1996, under the laws of the State of Florida. The Company’s Articles of Incorporation, as amended on November 25, 1996, authorize the Company to issue and have outstanding at any one time 10,000,000 shares of common stock, par value $.001 per share and 1,000,000 shares of preferred stock, par value $.001 per share.

On October 2, 1998, the previously amended Articles of Incorporation were further amended to provide for the issuance of 60,000 shares of Series A 10% Senior Convertible Preferred stock. During November, 1998, the Company completed a $5,000,000 private placement of 50,000 shares of its Series A 10% Senior Convertible Preferred Stock, par value of $.001 per share, at $100.00 per share. During 1999 and 2000, holders of the Series A Preferred stock converted 50,000 of the Series A Preferred shares into 505,515 common shares. At December 31, 2002 and 2001, there was no Preferred stock issued and outstanding.

On February 14, 2001, the Articles of Incorporation were further amended increasing the shares of common stock authorized from 10,000,000 to 30,000,000 shares.

Business

The Company manufactures patented zone cabling enclosures for the telecommunications industry, enabling businesses and government to move, add, and change copper and fiber optic cabling to keep pace with advances in high-speed communications networks.

Omega Metals, Inc. (“Omega”), a wholly-owned subsidiary of the Company, shears, molds and manufactures metal-formed products for customers principally in Florida and Georgia. Omega manufactures the Company’s zone cabling products.

Zonecabling.com, Inc., a wholly-owned subsidiary of the Company, was incorporated on May 4, 2000, to develop a Business-to-Business e-commence portal, and is currently inactive. On June 14, 2002, and as amended on June 28, 2002, Zonecabling.com, Inc. entered into an Agreement and Plan of Merger with iBid America, Inc., of Pompano Beach, Florida, in which Zonecabling was to merge into iBid America. The Agreement and Plan of Merger with iBid America, Inc. was terminated on October 22, 2002 by mutual agreement (see Note 15).

Dolphin Acquisition Corporation, a wholly-owned subsidiary of the Company, incorporated in April 2001, was formed as a part of an agreement and plan of merger with an unrelated entity. The Company terminated the agreement and plan of merger on July 2, 2001 and is currently involved in litigation with the entity (see Note 15). Dolphin Acquisition Corporation has been dissolved effective October 10, 2002.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Those estimates subject to potential change in the near term include allowances for doubtful accounts and notes receivable.

Revenue Recognition

The Company recognizes revenue from product sales at the time the product is shipped to the customer.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in securities, accounts receivable and notes receivable.

Cash and Cash Equivalents

The Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. At December 31, 2002, the Company had deposits in excess of federally insured limits of approximately $214,000. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

In addition, the Company maintains an investment account with a financial institution which is not insured by the FDIC. These funds, which were invested primarily in mutual funds at December 31, 2002, may be subject to insurance by SIPC, Securities Investor Protection Corporation, subject to various limitations. At December 31, 2002, approximately $163,500 was held in this account.

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Notes and Trade Receivables

Notes and trade receivables are recorded at net realizable value. The Company records interest income on interest-bearing loans receivable using an appropriate rate of interest over the life of the loan. Related fees and/or costs are deferred and amortized over the life of the loan using the interest method.

The Company does business and extends credit based on an evaluation of the customers’ financial condition generally without requiring collateral. Exposure to losses on trade receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

Nonaccrual and Past Due Notes and Trade Receivables

Interest income accruals are suspended for interest-bearing loans receivable that are in default during the period of time that collectibility is uncertain. Payments received on nonaccrual loans are first applied against any accrued interest balance outstanding. Once collectibility is considered to be certain, interest income accruals are resumed.

Delinquent notes and trade receivables are charged against the allowance for doubtful accounts once uncollectibility has been determined. Notes and trade receivables are considered to be past due and placed on delinquent status based on contractual terms, as well as how frequently payments are received, on an individual account basis.

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

Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis. A decline in the market value of any available for sale or held-to-maturity security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

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

Patents

The Company has capitalized certain incremental costs incurred related to acquiring four patents on the Company’s products. The Company holds four patents that were finalized and issued by the United States Patent Department. The Company amortizes the cost of patents over the patents’ lives, 18 years.

Product Development Costs

Costs in connection with the development of the Company’s product are comprised of design, production, consulting and other related professional fees. These costs are charged to expense as incurred.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $37,000 and $21,000, respectively, for the years ended December 31, 2002 and 2001.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax liabilities and assets for temporary differences, operating loss carryforwards, and tax credit carryforwards existing at the date of the financial statements.

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

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), encourages, but does not require companies to record stock-based compensation plans using a fair value based method. The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.

Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated life of its intangible and other long-lived assets or whether the remaining balance of its intangible and other long-lived assets should be evaluated for possible impairment. If and when such factors, events or circumstances indicate that intangible or other long-lived assets should be evaluated for possible impairment, the Company will determine the fair value of the asset by making an estimate of expected future cash flows over the remaining lives of the respective assets and compare that fair value with the carrying value of the assets in measuring their recoverability. In determining the expected future cash flows, the assets will be grouped at the lowest level for which there are cash flows, at the operating subsidiary level.

Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash and cash equivalents, accounts receivable, investment securities, notes receivable, product right obligation and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 will become effective in the second quarter of fiscal 2003. The Company believes that the adoption of this statement will not have a material effect on the consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001 and for interim periods within those fiscal years, requires testing for recoverability of long-lived assets whenever events or circumstances indicate that the carrying value may not be recoverable. An impairment loss shall be recognized when the carrying value of a long-lived asset exceeds its fair value. The adoption of SFAS 144 in 2002 did not have a material effect on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Statement addresses accounting for and reporting obligations relating to the retirement of long lived assets by requiring that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Statement will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes that the adoption of this statement will not have a significant impact on the consolidated financial statements.

Also, in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to account for goodwill and other intangibles in the following manner. Intangible assets which are acquired shall be recognized and measured based on fair value. Recognized intangible assets are to be amortized over their useful life. Goodwill and intangible assets determined to have an indefinite life are not amortized. Intangible assets that are not amortized and goodwill shall be tested for impairment annually. The provisions of SFAS No. 142 are to be applied in fiscal years beginning after December 15, 2001. Retroactive application is not permitted. The adoption of SFAS 142 in 2002 did not have a significant impact on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations are to be accounted for using one method – the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on the Company’s consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB 101 provides guidance for revenue recognition under certain circumstances, and became effective during 2001. The adoption of SAB 101 in 2001 did not have a material effect on the Company’s consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 in 2001 did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

NOTE 2. SUMMARY OF CERTAIN RISKS AND OTHER MATTERS

Profitability and Liquidity

As of December 31, 2002, the Company reflected stockholders’ equity of approximately $5,921,000. However, the Company has incurred net losses of approximately $967,000 in 2002 and $1,441,000 in 2001, and has an accumulated deficit balance of approximately $7,787,000 at December 31, 2002. The Company’s ability to achieve sustained profitable operations is dependent on continuing to achieve sales growth through expansion of sales and marketing efforts. Management believes that cash flows from operations and additional financing available from other sources will be sufficient to fund operations. There is no assurance that such events will occur.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 2. SUMMARY OF CERTAIN RISKS AND OTHER MATTERS (Continued)

NASDAQ Listing

On February 14, 2002, staff of the NASD notified the Company that the bid price of its common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days, and, as a result, did not comply with Marketplace Rule 4310(c)(4) (the “Rule”). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), the Company was provided 180 calendar days, or until August 13, 2002, to regain compliance with the Rule. Furthermore, on August 14, 2002, the Company was provided an additional 180 calendar days, or until February 10, 2003, to regain compliance with the Rule. The Company has not regained compliance in accordance with Marketplace Rule 4310(c)(8)(D).

However, the Company meets the initial listing requirements for The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A), specifically, the Company qualifies with the $5 million stockholders’ equity requirement. Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), the Company was provided an additional 90 calendar days, or until May 12, 2003, to regain compliance. If at any time before May 12, 2003, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, staff of the NASD will provide written notification that the Company complies with the Rule. If compliance with this Rule cannot be demonstrated by May 12, 2003, staff of the NASD will provide written notification that the Company’s securities will be delisted.

Significant Related Party Transactions

In the years 1999 through 2002, the Company has entered into several significant related party transactions with current and former officers and directors. See Notes 5, 7, 14 and 15 for further information regarding these transactions.

Pending Litigation

The Company is involved in certain pending litigation as to which it cannot predict the outcome with any certainty (see Note 15).

NOTE 3. INVESTMENT SECURITIES

All marketable securities are deemed by management to be trading and are reported at fair value with net unrealized gains or losses reported on the consolidated statement of operations. Realized gains and losses are recorded based on the specific identification method. For the year ended December 31, 2002, net realized losses were approximately $52,000. The carrying amount of the Company’s investments at December 31, 2002 is shown below:

Variable annuity contract	$400,227

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 4. ACQUISITION OF PRODUCT RIGHTS

On January 11, 2002, the Company entered into an Agreement for the Acquisition of Product Rights (“Agreement”) from Bill Sherer Corporation (“BSC”) and its principal, Bill Sherer. All rights, entitlements, logos, trademarks, goodwill and designs pursuant to the Northern Lights/Eclipse Ultraviolet Light Air Cleansing Systems (the “Products”) were acquired by the Company in exchange for a one-time cash payment of $50,000, $500,000 in restricted American Access Common Stock, and forgiveness of approximately $133,000 in outstanding accounts receivables carried by the Company on BSC’s account.

On October 1, 2002, the Company amended the agreement for the purchase of the products rights. The Company will pay $25,000 in cash over five quarters ($125,000 in total) commencing November 1, 2002 in addition to the previous one-time cash payment of $50,000 and forgiveness of approximately $133,000 in outstanding accounts receivable. In exchange for the cash payments, the Company will not issue $500,000 of restricted American Access Common Stock plus 5% interest earned which was also payable in stock that, pursuant to the original agreement, could have been requested at any time after January 11, 2003 through January 11, 2007. The amendment reduces the purchase price of the product rights by $375,000 to a total of $308,000. The reduction in the purchase price and the remaining outstanding liability has been reflected in the accompanying consolidated balance sheet.

NOTE 5. NOTES RECEIVABLE

Directors and Stockholders Notes Receivable in Exchange for Cash

In May and June 2000, the Company authorized loans to two directors, who also are officers of American Access or its subsidiaries, and who collateralized the loans with personal assets unrelated to these transactions. The collateralized loans were to enable these directors to cover margin calls precipitated by a drop in the price of the Company’s common stock. On May 31, 2000, the two directors (one of whom is the Company’s president) each executed a promissory note and security agreement for $75,000 and $60,000 respectively, payable on or before December 31, 2000, with interest at 10%. In October 2000, the two directors executed additional promissory notes with identical terms for $10,000 each, payable on or before April 30, 2001. Each of these notes was extended to June 30, 2003. No interest has been paid on the notes receivable since inception and through December 31, 2002. Pursuant to the Sarbanes-Oxley Act of 2002, enacted in July 2002, these notes receivable cannot be amended or extended in any way and must be satisfied when due, June 30, 2003.

	Principal Balance	Accrued/ Unpaid Interest	Total
Officers/Directors/Stockholders	$155,000	$38,711	$193,711

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 5. NOTES RECEIVABLE (Continued)

Note Receivable, Other

The Company instituted litigation against the debtor and personal guarantor for default in payment of a promissory note of $325,000, with accrued interest in excess of approximately $36,000 at December 31, 2000. The original promissor assigned its obligations with written consent of the Company, after the Company filed a lawsuit for default of the original note of $500,000 plus 15% interest, of which approximately $63,000 was unpaid at December 31, 1999. Although the debtor paid an initial cash payment of $250,000, its obligations of $325,000 plus $36,562 in interest were in default at October 31, 2000. No additional interest was recorded after that date because of uncertainty of collectibility. The Company is attempting to negotiate a settlement agreement with the debtor and the note’s guarantor. An allowance for doubtful collectibility of the total outstanding principal balance, as well as all accrued interest, has been recorded as of December 31, 2002.

NOTE 6. INTANGIBLE ASSETS

Amortized Intangible Assets:	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	18	$92,148	$14,731	$106,879
Product rights (see Note 4)	3	308,000	177,073	485,073

		$400,148	$191,804	$591,952

Amortization expense for the years ended December 31, 2002 and 2001 was approximately $183,000 and $3,600, respectively.

Estimated Amortization Expense:
For the year ending December 31,
2003	$71,600
2004	71,600
2005	7,000
2006	7,000
2007	7,000

$164,200

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 7. STOCK SUBSCRIPTION RECEIVABLE

During June 1999, an individual affiliated with the investment banking firm involved in the Company’s registration as a public company, exercised options to purchase 270,000 shares of Company common stock at $8.00 per share for a total of $2,160,000. The Company accepted as payment for these shares three notes receivable totaling $2,160,000. The notes receivable, as amended, were due on December 31, 2001, and bear interest at 10%. The Company could have required the notes be paid in full sooner if the Company stock price equaled or exceeded $35 (the market price of the Company’s common stock was $0.55 at December 31, 2002).

The Company has recorded the exercise of these warrants, net of an allowance, by increasing common stock outstanding and increasing stock subscriptions receivable, a separate component of stockholders’ equity. The balance as of December 31, 2002 follows:

Notes receivable	$2,160,000
Accrued interest receivable	551,978

2,711,978
Less allowance	2,711,708

$270

The interest earned on the notes receivable has been recorded as an increase in stockholders’ equity rather than included in operations, because the transaction giving rise to the notes was an equity transaction. No interest was recorded in 2001 or in 2002 due to uncertainty of collectibility.

NOTE 8. INVENTORIES

Raw materials	$539,502
Work-in-process	85,346
Finished goods	350,821

$975,669

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)
Land	—	$103,860
Building and improvements	30	1,353,558
Machinery and equipment	5-7	3,956,505
Vehicles	3-5	40,303
Tools	3-5	76,182

		5,530,408
Less accumulated depreciation		2,481,928

		$3,048,480

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 9. PROPERTY, PLANT AND EQUIPMENT (Continued)

Depreciation expense for the years ended December 31, 2002 and 2001 was approximately $354,000 and $325,000, respectively.

NOTE 10. OBLIGATIONS UNDER CAPITAL LEASES

In October 2000, the Company entered into an obligation under a capital lease for approximately $276,000 for the purchase of equipment, which has a term extending through 2005, and which provided for an implicit interest rate of approximately 11.5%.

In October, 2001, the Company paid for the equipment in full and terminated the capital lease agreement. Approximately $60,000 was paid in prepayment penalties in conjunction with this capital lease termination.

NOTE 11. PROFIT SHARING PLAN

The Company has a 401(k) Profit Sharing Plan covering all non-leased employees who meet minimum length of service and age requirements. Employer contributions are made at the discretion of management. There were no contributions made for 2002 and 2001. Employees are vested for purposes of the contribution as follows:

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

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 12. INCOME TAXES (Continued)

A reconciliation of income taxes computed at the statutory federal rate to income tax expense (benefit) is as follows:

	2002	2001
Tax provision at the statutory rate of 34%	$(329,000)	$(490,000)
State income taxes, net of federal income tax	(29,000)	(43,000)
Net operating loss carryforward adjustment	(105,000)	(48,000)
Provisions for uncollectible amounts	60,000	7,000
Exercise of stock options and warrants	—	(435,000)
Change in valuation allowance	557,000	927,000
Stock options not exercised	(34,000)	(82,000)
Other	(120,000)	—

	$—	$—

As of December 31, 2002, the Company had consolidated net operating loss carryforwards for federal income tax reporting purposes amounting to approximately $8,072,000 which expire in varying amounts to the year 2022. Of the total tax benefit relating to net operating losses of $2,987,000, subsequently recognized tax benefits, if any, in the amount of $596,000 will be applied directly to additional paid-in capital.

The Company has not recognized any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements in accordance with the provisions of SFAS No. 109 as the realization of this deferred tax benefit is not considered more likely than not. A 100% valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset. The Company’s net deferred tax asset position is composed primarily of the Company’s net operating loss carryforwards.

The components of the deferred tax asset at December 31, 2002 were as follows:

Net operating loss carryforward	$2,987,000
Allowance for collectibility	222,000
Stock compensation	169,000
Unearned revenue	27,000
Depreciation and amortization	(296,000)
Less valuation allowance	(3,109,000)

Net deferred tax asset	$—

In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation’s ability to utilize its existing tax benefit carryforwards. The Company’s utilization of its tax benefit carryforwards may be restricted in the event of possible future changes in the ownership of the Company from the exercise of warrants or other future issuances of common stock.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 12. INCOME TAXES (Continued)

The Company’s federal and state income tax returns have not been examined by the respective taxing authorities for the past several years. The final determination of the amount and timing of currently payable income taxes is therefore subject to possible examination of these unexamined years by such respective taxing authorities.

NOTE 13. COMMON STOCK

Equity Financing

On May 2, 2000, the Company entered into a Stock Purchase Agreement (“Agreement”) with an investor to provide for the issuance of up to $15,000,000 of Company common stock in exchange for cash payments in monthly allotments of up to $1,150,000 with an initial allotment of $2,250,000. The sales price will be the lowest three day average bid price during the twenty-two days preceding the sales, less a discount of 8%.

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

In 2001, no additional shares were sold to the investor. In November 2001, the Agreement expired. During 2001, the Company was required to pay approximately $82,000 representing liquidating damages in accordance with the Agreement for failing to effectively file registration statements underlying the incentive warrant.

Issuance of Common Stock for Services

In January 2001, the Company issued 1,500 shares of common stock pursuant to a business consulting arrangement with an investor, which was completed September 4, 2000.

In April 2001, the Company issued 65,000 shares of common stock to the Company’s outside counsel for legal services rendered in connection with an agreement and plan of merger.

In August 2001, the Company entered into an agreement for investment banking services. The Company agreed to pay $5,000 of common stock a month, the amount of shares due to be recalculated quarterly, for one year, payable at the beginning of each three-month period. The Company registered 60,000 shares of common stock in anticipation of payments to be made for the life of the contract. The Company issued 46,543 shares over the period August 1, 2001 through April 30, 2002. The agreement was terminated on April 30, 2002.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 13. COMMON STOCK (Continued)

Issuance of Common Stock for Services (Continued)

On March 15, 2001, the Company entered into an agreement to retain the services of a consultant for a period of six months to provide the Company with general investment banking advice. In exchange for its services, the consultant received a fee of $10,000 and 200,000 warrants to purchase the common stock of the Company. The exercise price of the warrants was at 20% above the average closing price of the Company’s common stock on the sixty trading days preceding the execution of the agreement, as reported by the Nasdaq Stock Exchange ($1.65 per share). The warrants were to expire five years after their date of issue, March 15, 2006. In October 2001, all 200,000 warrants were exercised. The $10,000 fee was paid through he issuance of 15,000 shares of Company common stock.

NOTE 14. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Compensation cost for stock options and warrants, if any, is measured as the excess of the estimated market price of the Company’s common stock at the date of grant, over the amount the recipient must pay to acquire the common stock.

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-BasedCompensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to retain its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Stock Option Plan

On January 10, 2000, the Board of Directors of the Company (“Board”) authorized the 2000 Employee Stock Option Plan (“Stock Option Plan”) for those employees, consultants, and advisors (the “Participants”) of the Company who, in the judgment of the Company are or will become responsible for the direction and financial success of the Company. The adoption of the Stock Option Plan was ratified by the stockholders on June 29, 2000. The purpose of the Stock Option Plan is to provide the Participants with an increased incentive to make significant contributions to the long-term performance and growth of the Company. The Board authorized that 500,000 employee options and 300,000 board of director options be subject to this plan.

On January 10, 2000, the Company granted 515,000 employee options and 340,000 board of director options with an exercise price of $5.67 and a life of five years. Subsequent to the grant, 10,000 options were returned to the Company when an employee separated employment. Also in 2000, a former director exercised 60,000 warrants in a cashless transaction for the difference in the exercise price of $5.67 and the closing price of $8.00 on date of exercise and received 17,475 shares of common stock.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 14. STOCK-BASED COMPENSATION (Continued)

Stock Option Plan (Continued)

On August 15, 2001, the Board authorized an amendment of the 2000 Stock Option Plan. The Board authorized an additional 500,000 employee options and 300,000 board of director options be subject to this plan at an exercise price of $1.00. The amendment of the Stock Option Plan was ratified by the stockholders on December 21, 2001. On August 15, 2001, the Company granted 440,000 employee options and 400,000 board of director options with an exercise price of $1 and a life of five years. Also, on November 15, 2001 and December 1, 2001, the Company granted an additional 10,000 and 75,000 employee options with an exercise price of $1 and a life of five years. During 2001, 110,000 employee options and 120,000 board of director options were returned to the Company upon separations of employment and board resignations.

On July 1, 2002, the Board authorized an additional amendment of the 2000 Stock Option Plan. The Board authorized an additional 520,000 employee options and 300,000 board of director options be subject to this plan at an exercise price of $0.78. The exercise price was calculated by taking the average closing price of the previous 90 days and then adding a 25% premium. The amendment of the Stock Option Plan is pending approval by stockholders at the Company’s next annual stockholders’ meeting tentatively scheduled for April/May 2003. On July 1, 2002, the Company granted 520,000 employee options and 300,000 board of director options with an exercise price of $0.78 and a life of five years. During 2002, 110,000 employee options and 65,000 board of director options were returned to the Company upon separations of employment and board resignations.

Employment Agreements – Non-Qualified Stock Options/Warrants

On April 9, 2001, the Company entered into employment agreements with three officers of the Company and issued a total of 765,370 options to purchase the Company’s common stock at an exercise price of $2.25 in accordance with such agreements.

On May 2, 2002, the Company renewed employment agreements with three officers of the Company and issued a total of 650,000 options to purchase the Company’s common stock at an exercise price of $1.00 per share in accordance with such agreements.

The options/warrants issued in accordance with these employment agreements are pending approval by stockholders at the Company’s next annual stockholders’ meeting tentatively scheduled for April/May 2003.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 14. STOCK-BASED COMPENSATION (Continued)

Warrants

During 2001, the Company issued 350,000 warrants to purchase common stock for investment banking services with exercise prices ranging from $1.25 to $1.65 per share. During 2001, the Company issued 60,000 warrants to purchase Company common stock to outside directors at an exercise price of $2.25 per share. The Company also issued 14,435 warrants to purchase common stock for information technology consulting services at an exercise price of $2.25. Additionally, the Company, pursuant to a 1998 settlement agreement, issued 40,000 warrants to purchase common stock to a former officer/director at an exercise price of $1.13.

In October, 2001 holders of outstanding stock purchase warrants, including employees, consultants and investment bankers, exercised 1,286,522 stock purchase warrants at $1.25, $1.65 and $2.25 per share. The Company has received $2,624,674 and issued 1,286,522 shares of its common stock in connection with these exercises.

The granting of the warrants in 2001 to consultants resulted in a charge to consulting fees in the amount of approximately $56,000, representing the fair value of the 434,435 warrants issued.

On January 2, 2002, the Company issued 125,000 warrants to purchase common stock in connection with services provided to the Company by five Advisory Board members with an exercise price of $1.75 per share. A sixth member was added to the Advisory Board and on April 1, 2002, the Company issued an additional 20,000 warrants to purchase common stock at an exercise price of $1.75 per share. On June 14, 2002, the Board voted to extend 54,600 stock options at an exercise price of $1.00 granted to a retiring Director exercisable for a period of one year from the date of resignation.

On July 1, 2002, the Company issued 10,000 warrants to purchase common stock to each of its three commissioned salesmen with an exercise price of $0.78 per share. Additionally, on August 27, 2002, the Company, pursuant to a 1998 settlement agreement, issued the final installment of 40,000 warrants to purchase common stock to a former officer/director at an exercise price of $0.56. On October 1, 2002, the Company issued 30,000 warrants to purchase common stock to an outside consultant with an exercise price of $1.00 per share.

The granting of the warrants in 2002 to consultants resulted in a charge to consulting fees in the amount of approximately $92,368 in 2002 representing the fair value of the 299,600 warrants issued in 2002. During 2002, there were no warrants exercised.

Summary Options and Warrants

As of December 31, 2001, the Company had 5,518,575 options and warrants to purchase common stock at exercise prices ranging from $1.00 to $25.00, 4,408,730 of which are options and warrants outstanding to employees and officers/directors.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 14. STOCK-BASED COMPENSATION (Continued)

Summary Options and Warrants (Continued)

As of December 31, 2002, the Company has remaining outstanding 6,906,976 options and warrants to purchase common stock at exercise prices ranging from $0.56 to $25.00, 5,457,528 of which are options and warrants outstanding to employees and officers/directors.

Fair Value Disclosures

Had compensation cost for the options and warrants issued to employees, officers and directors been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	2002	2001
Net Loss:
As reported	$(966,760)	$(1,441,069)

Pro forma	$(1,280,635)	$(2,270,953)

Loss Per Share:
Basic:
As reported	$(0.17)	$(0.30)

Pro forma	$(0.22)	$(0.47)

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in 2002 and 2001. The following assumptions were applied in determining the pro forma compensation cost:

	2002	2001
Risk Free Interest Rate	5.0%	5.0%-5.5%
Expected Dividend Yield	—	—
Expected Option Life	0.75 – 1.25years	0.21 – 2.5 years
Expected Stock Price Volatility	114% to 140%	122% to 140%

Changes	in outstanding options and warrants for common stock are as follows:

	2002	2002 Weighted Average Exercise Price	2001	2001 Weighted Average Exercise Price
Outstanding at beginning of year	5,518,578	$7.23	4,700,337	$8.81
Options and warrants granted	1,769,600	$0.94	2,448,138	$1.64
Options and warrants exercised	—	$—	(1,286,522)	$2.04
Options and warrants expired	(381,202)	$2.29	(343,375)	$8.47

Outstanding at end of year	6,906,976	$5.89	5,518,578	$7.23

Exercisable at end of year	6,906,976		5,518,578

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 14. STOCK-BASED COMPENSATION (Continued)

Fair Value Disclosures (Continued)

The following table summarizes information about outstanding options/warrants at December 31, 2002:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At December 31, 2002	Weighted Average Remaining Contractual Life	Range of Exercise Prices	Number Exercisable at December 31, 2002	Weighted Average Remaining Contractual Life
$1.00 to $25.00	6,906,976	2.5	$1.00 to $25.00	6,906,976	2.5

NOTE 15. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Pending Litigation

Joint Venture Litigation Settled

On January 26, 2000, the Company entered into a Joint Venture Agreement with Vulcan Microsystems, Inc (Vulcan). The Joint Venture was organized for the purpose of entering into the business of developing and marketing an e-based value added distributor of communications equipment.

Very soon after the joint venture agreement was reached, the relationship with Vulcan deteriorated. As a result, the joint venture was terminated and litigation resulted.

On August 2, 2002, the Company and Vulcan amicably settled the lawsuits the parties had filed against each other pursuant to their business relationship. Neither party received monetary damages. Additionally, American Access has been removed as guarantor on an equipment loan secured by Vulcan.

Termination of Proposed Merger

On April 10, 2001, American Access Technologies, Inc. entered into an Agreement and Plan of Merger with an unrelated entity in which the Company’s subsidiary, Dolphin Acquisition Corp., a corporation registered in Delaware, was to have been merged. Subsequent to signing the agreement, the merger candidate suffered material adverse effects to its business condition, which the Company believes so prejudiced the terms of the merger against the Company’s shareholders that the Company terminated the agreement on July 2, 2001. The Company filed suit against the entity on July 11, 2001 in the 18th Judicial Circuit Court, Seminole County, Florida, seeking general damages in excess of

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 15. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Pending Litigation (Continued)

Termination of Proposed Merger (Continued)

$15,000 for breach of contract. The merger candidate counter sued for $500,000, the termination payment specified in the agreement, payable under limited circumstances. The Company does not believe that the entity is entitled to the termination payment. The Company’s subsidiary, Dolphin Acquisition Corp., was dissolved on October 10, 2002.

Termination of Proposed Spin-Off

On June 14, 2002, and as amended on June 28, 2002, our wholly-owned subsidiary Zonecabling.com, Inc. entered into an Agreement and Plan of Merger with iBid America, Inc., of Pompano Beach, Florida, in which Zonecabling was to merge into iBid America. In exchange for all the outstanding shares of Zonecabling.com, Inc., the Company was to receive 750,000 shares in the surviving company, to be named iBid International, Inc. The Agreement and Plan of Merger with iBid America, Inc. was terminated on October 22, 2002 by mutual agreement. Management is considering a future course of action regarding Zonecabling.com, Inc., including seeking the immediate return of control of the operations and remaining assets.

Major Customers

The Company has one customer that purchased products that represented approximately $757,000 or 15% and $459,000 or 11% of sales for the years ended December 31, 2002 and 2001, respectively.

Major Vendors

The Company purchased sheet metal and related products from a vendor that represented approximately 24% and 53% of purchases for the years ended December 31, 2002 and 2001, respectively.

Employment Contracts

On April 9, 2001 the Company entered into Employment Agreements with three officers of the Company. Two of the officers were each issued 332,685 options to purchase the Company’s common stock at an option price of $2.25. The other officer was issued 100,000 options at the same price.

On May 2, 2002 the Company renewed Employment Agreements with three officers of the Company. Two of the officers were each issued 300,000 options to purchase the Company’s common stock at an option price of $1.00. The other officer was issued 50,000 options at the same price. The total annual cash compensation pursuant to these agreements is approximately $420,000, excluding discretionary bonuses, if any.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 15. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Employment Contracts (Continued)

The options/warrants issued in accordance with these agreements are pending approval by stockholders at the next annual meeting tentatively scheduled for April/May 2003.

Contracts With Distributors

The Company has entered into Distributor Agreements with approximately twenty distributors. The agreements set forth terms whereby the distributors may purchase products from the Company for resale to their customers within the U.S. and Canada and Mexico when the Company releases its products for sale in those countries. The prices for the products covered by the agreements are based upon the intention of the distributors to purchase a minimum number of units as specified in the agreements. Revenue is recorded at such time as the units are shipped to the distributors. The agreements are for a term of one year and are automatically renewed each year thereafter unless terminated by either party, and contain, among other things, a warranty effective for one year after the date of sale.

Private Label Contracts

The Company has implemented a marketing plan that includes signing telecommunications industry network providers to Private Label Agreements, in which the Company manufactures its patented zone cabling enclosures and labels them to the specifications of these providers, or modifies its cabinets to the specifications of providers. The Company has entered into Private Label Agreements with a total of six network providers. The Agreements are in effect for between one and three years, and all automatically renew provided they have not been terminated by either party.

Lease Commitments

The Company terminated its sublease of certain office/warehouse space in Lake Mary, Florida in June 2002. The Company took a one-time charge for the buy out of the lease of $34,000. The lease provided for monthly rent of approximately $11,000 and was to expire May 30, 2003. Rent charged to operations amounted to approximately $101,000 in 2002 and $120,000 in 2001.

Management and Option to Purchase Agreement

On March 27, 2001, the Company entered into a Management and Option to Purchase Agreement (“Agreement”) relating to its wholly-owned subsidiary Zonecabling.com, Inc. with a former director and officer of the Company (“Executive”), to manage the Business-to-Business e-commerce site with an option to purchase the subsidiary.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 15. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Management and Option to Purchase Agreement (Continued)

For services provided under the Agreement, the Executive was issued 213,333 options to purchase the common stock of the Company at an exercise price of $2.25 upon execution of the Agreement. In October 2001, the Executive exercised 104,174 of these options, leaving 109,159 options unexercised. The option to purchase Zonecabling.com was not exercised and the option to purchase, as well as the remaining unexercised warrants, expired on December 31, 2002.

NOTE 16. NET LOSS PER COMMON SHARE

The Company computes earnings (loss) per common share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” which requires the presentation of both basic and diluted earnings (loss) per share.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation were 5,851,748 and 4,797,251 for the years ended December 31, 2002 and 2001, respectively. Diluted net loss per common share, assuming exercising of the options and warrants granted and convertible preferred stock, is not presented as the effect of conversion is anti-dilutive.

	2002	2001
Net Loss Allocated to Common Stockholders	$(966,760)	$(1,441,069)

NOTE 17. BILL AND HOLD TRANSACTIONS

In January, 2002, the Company entered into an agreement with a customer, whereby the Company manufactures certain products based on purchase orders. These products are then stored in a segregated area of the Company’s warehouse until shipping orders are received from the customer. The customer pays a deposit when the product is manufactured, with the remaining balance due at the earlier of shipment or a date fixed by the agreement. The customer takes title to the products when they are manufactured and insures their risk of loss. The Company has determined that these transactions do not meet the criteria for revenue recognition as outlined in Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” until the products are shipped from the Company’s warehouse at the direction of the customer. During 2002, the customer placed orders for $191,505 of product, but only $37,105 was shipped. As a result, the $154,400 of product not shipped has been reported in the accompanying balance sheet as deferred revenue.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 18. SEGMENT INFORMATION

The Company follows SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which dictates the way the Company reports information about its operating segments.

The Company has two reportable segments, zone cabling products and formed metal products. As discussed in Note 1, the Company markets zone cabling products which are manufactured by Omega, a wholly-owned subsidiary. Omega manufactures formed metal products of varying designs for customers, including the Company.

	2002			2001
	Zone Cabling Products	Formed Metal Products	Total	Zone Cabling Products	Formed Metal Products	Total
Revenue from external customers	$2,012,260	$2,865,518	$4,877,778	$1,345,796	$2,722,428	$4,068,224
Intersegment revenue	181,297	606,562	787,859	152,923	230,854	383,777
Investment income	40,837	—	40,837	40,662	—	40,662
Interest expense	—	—	—	—	68,413	68,413
Depreciation and amortization	309,565	226,891	536,456	152,038	202,695	354,733
Segment profit (loss)	(873,768)	(92,992)	(966,760)	(1,180,840)	(260,229)	(1,441,069)
Segment assets	$3,695,049	$2,696,909	$6,391,958	$4,881,468	$2,368,450	$7,249,918

NOTE 19. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2002	2001
Cash paid during the year for:
Interest	$—	$68,413

Non-Cash Investing and Financing Activities:
Accounts receivable exchanged as partial consideration for product line acquisition	$133,439	$—

Notes payable issued in connection with product line acquisition	$125,000	$—

Deposit of inventory for product line	$—	$129,780

NOTE 20. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

Unadjusted net loss	$(1,117,973)

Reverse sales for goods not shipped	(194,552)
Inventory adjustment	244,073
Reverse cost of sales for goods not shipped	101,692

Total fourth quarter adjustments	151,213

Adjusted net loss	$(966,760)

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 21. QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of the Company’s unaudited results of operations for the quarters during the years ended December 31, 2002 and 2001, respectively.

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Net Sales	$1,347,515	$1,004,871	$1,241,381	$1,284,012
Income (Loss) Before Other Income (Expense)	$(227,865)	$(412,362)	$(401,283)	$50,301
Net Income (Loss)	$(200,838)	$(398,702)	$(434,164)	$66,944
Basic Net Loss Per Common Share	$(0.03)	$(0.07)	$(0.07)	$0.01
Weighted Average Common Share Outstanding	5,846,870	5,867,898	5,848,612	5,851,748

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Net Sales	$1,148,239	$1,025,885	$776,870	$1,117,230
Loss Before Other Income (Expense)	$(246,155)	$(429,159)	$(402,910)	$(339,272)
Net Loss	$(240,884)	$(642,347)	$(172,672)	$(385,166)
Basic Net Loss Per Common Share	$(0.05)	$(0.14)	$(0.04)	$(0.08)
Weighted Average Common Share Outstanding	4,742,322	4,476,180	4,530,347	4,797,251

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share has not been presented, as it would be anti-dilutive.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 22. SUBSEQUENT EVENT

On February 25, 2003, the Company signed a Letter of Intent with Chatsworth Products, Inc. (CPI) outlining the basis for an agreement to cooperate on the development, manufacturing and marketing of products. As part of the proposed transaction, CPI may acquire up to 9.9% of the Company’s outstanding common stock at an agreed upon price and has agreed to purchase $250,000, at $1.16 per share, of restricted common stock through a private placement effective at the signing of the definitive agreement.

Under the terms of the Letter of Intent, the Company and CPI will co-market and co-manufacture products and incorporate the brand names and patents of both companies. Both companies anticipate this transaction to close no later than April 30, 2003. However, the Letter of Intent is subject to customary closing conditions and certain definitive agreements, and there are no assurances it will be consummated.