Form 10QSB
period 2003-03-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2003-05-06
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

Commission File No. 000-24575

AMERICAN ACCESS TECHNOLOGIES INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-3410234
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6670 Spring Lake Road, Keystone Heights, Florida 32656

(Address of principal executive offices)

(352) 473-6673

(Issuer’s telephone number)

* * * * * * * * * * * * * * * * * * * * * *

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days:     YES  [X].     NO  [  ].

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at May 2, 2003 was 5,843,612.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$469,572	$503,336
Investment securities	403,155	400,227
Accounts receivable, net of allowance of $238,000	1,068,986	979,325
Notes receivable, directors and stockholders, including accrued interest	197,586	193,711
Note receivable, other, net of allowance of $361,562	—	—
Inventories	887,435	975,669
Prepaid expenses and other current assets	74,022	82,866

Total current assets	3,100,756	3,135,134

Property, Plant and Equipment	3,026,366	3,048,480
Intangible Assets	196,828	208,344

Total assets	$6,323,950	$6,391,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$331,747	$135,572
Accrued expenses	99,026	81,102
Deferred revenue	—	154,400
Obligation resulting from product rights acquisition	75,000	100,000

Total current liabilities	505,773	471,074

Commitments, Contingencies, Other Matters and Subsequent Events	—	—

Stockholders' Equity:
Common stock, $.001 par value; authorized 30,000,000 shares; issued and outstanding 5,843,612 shares	5,844	5,844
Additional paid-in capital	13,706,844	13,702,322
Deficit	(7,894,241)	(7,787,012)
Stock subscription receivable, net of allowance of approximately $2,712,000	(270)	(270)

Total stockholders' equity	5,818,177	5,920,884

Total liabilities and stockholders' equity	$6,323,950	$6,391,958

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Net Sales
Zone cabling termination cabinet	$557,430	$510,351
Formed metal	943,967	837,164

	1,501,397	1,347,515

Costs and Expenses:
Cost of sales	1,122,426	955,156
Selling, general, and administrative	240,922	308,481
Compensation and related benefits	268,979	272,297
Stock-based compensation	4,522	39,446

	1,636,849	1,575,380

Loss Before Other Income (Expense)	(135,452)	(227,865)

Other Income (Expense):
Interest income	6,999	13,828
Other income	21,224	13,199

	28,223	27,027

Net Loss	$(107,229)	$(200,838)

Basic Net Loss Per Common Share	$(.02)	$(.03)

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Cash Flows from Operating Activities:
Net loss	$(107,229)	$(200,838)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	108,401	145,494
Warrants and stock issued for services	4,522	39,446
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(89,661)	(346,444)
Accrued interest receivable	(3,875)	(3,875)
Inventories	88,234	71,004
Prepaid expenses and other current assets	8,844	19,294
Increase (decrease) in:
Accounts payable and accrued expenses	214,099	(5,822)
Deferred revenue	(154,400)	—

Net cash provided by (used in) operating activities	68,935	(281,741)

Cash Flows from Investing Activities:
Proceeds from sale of investments	—	346,325
Increase in investments	(2,928)
Acquisition of property and equipment	(68,896)	(170,587)
Acquisition of product line	—	(50,000)
Increase in patent costs	(5,875)	(6,923)

Net cash provided by (used in) investing activities	(77,699)	118,815

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of related costs	—	—
Payment on obligation resulting from product rights acquisition	(25,000)	—
Acquisition of treasury stock	—	(22,212)

Net cash used in financing activities	(25,000)	(22,212)

Net Decrease in Cash and Cash Equivalents	(33,764)	(185,138)
Cash and Cash Equivalents, Beginning	503,336	348,957

Cash and Cash Equivalents, Ending	$469,572	$163,819

Non-Cash Investing and Financing Activities:
Common stock obligation issued as partial consideration for product line acquisition	$—	$500,000

Accounts receivable exchanged as partial consideration for product line acquisition	$—	$133,439

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 Unaudited

1.	Basis of Presentation

The accompanying unaudited consolidated condensed financial statements at March 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2003 and results of operations for three months ended March 31, 2003 and 2002. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company’s Form 10-KSB. Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. Commencing with the first quarter 2003, certain amounts have been reclassified to cost of goods sold from selling, general and administrative costs and the comparable amounts have been reclassified to/from the prior year.

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net loss per share is reflected in the following schedule:

Computation of Net Loss Per Common Share	Three Months ended March 31, 2003	Three Months ended March 31, 2002
Net Income (Loss)	$(107,229)	$(200,838)

Total Weighted Average Number of Common Shares and Equivalents	5,843,612	5,846,870

Net Loss per Common Share	$(0.02)	$(0.03)

3.	Notes Receivable Related Party

The Company has had outstanding loans since May/June 2000 to two directors, who also are officer-employees of American Access or its subsidiaries, and who secured the loans with personal assets unrelated to these transactions for $85,000 and $70,000 respectively. The notes are due on or before June 30, 2003 with interest at the rate of 10 percent paid in arrears.

4.	Stock-Based Compensation

Stock Options

There were no stock options issued or granted in the first quarter of 2003.

Warrants

On January 3, 2003, the Company issued 20,000 stock warrants with an exercise price of $1.00 to outside consultants. The purpose of the warrants granted was to reward our consultants with an added incentive to provide their services to the Company and to induce them to exert their maximum efforts towards the Company’s success.

The granting of stock or warrants to consultants resulted in a charge to stock based compensation in the amount of $4,522 in the first quarter 2003 representing the fair value of the 70,000 warrants issued in the third quarter of 2002, which are being amortized and expensed in 2002-2003 and 30,000 warrants issued in the fourth quarter of 2002, which are being amortized and expensed in 2002-2003 and 20,000 warrants issued in the first quarter of 2003, which are being amortized and expensed in 2003.

Fair Value Disclosures

Had the compensation cost for the 650,000 stock options issued to officers/directors in the second quarter 2002 and the 820,000 stock options granted to employees/officers/directors in the third quarter 2002, been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Net Loss:
As reported	$(107,229)	$(200,838)

Pro forma	$(199,716)	$(291,192)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Loss Per Share:
Basic:
As reported	$(0.02)	$(0.03)

Pro forma	$(0.03)	$(0.05)

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in the three months ended March 31, 2003 and 2002, respectively. The following assumptions were applied in determining the pro forma compensation cost:

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
Risk Free Interest Rate	4.99%		5.0%
Expected Dividend Yield	—		—
Expected Option Life	1.25	years	1.25	years
Expected Stock Price Volatility	105%		140%

5.	Bill and Hold Transactions

In January, 2002, the Company entered into an agreement with a customer, whereby the Company manufactures certain products based on purchase orders. These products are then stored in a segregated area of the Company’s warehouse until shipping orders are received from the customer. The customer pays a deposit when the product is manufactured, with the remaining balance due at the earlier of shipment or a date fixed by the agreement. The customer takes title to the products when they are manufactured and insures their risk of loss. The Company has determined that these transactions did not meet the criteria for revenue recognition as outlined in Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” until the products are shipped from the Company’s warehouse at the direction of the customer. During 2002, the customer placed orders for $191,505 of product, but only $37,105 was shipped. As a result, the $154,400 of product not shipped was reported in the year end balance sheet as deferred revenue. In March 2003, the Company received instructions to ship all the product and therefore reported the remaining $154,400 in the accompanying statement of operations as revenue.

6.	Subsequent Events

On February 25, 2003, the Company signed a Letter of Intent with Chatsworth Products, Inc. (CPI) outlining the basis for an agreement to cooperate on the development, manufacturing and marketing of products which expired on April 30, 2003. On April 30, 2003, both companies signed a fifteen day extension of the Letter of Intent to finalize the definitive agreements.

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

ITEM 2.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB and our Form 10-KSB for the year ended December 31, 2002. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

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

BUSINESS

American Access Technologies, Inc. manufactures patented zone cabling enclosures for the telecommunications industry, enabling businesses and government to Move, Add, and Change copper and fiber optic cabling to keep pace with advances in high-speed communications networks. Our ceiling and raised floor cabinets, our systems furniture panels, and our wireless solution can save up to 60%—70% of the cost to reconfigure office and school data centers and networks by eliminating excessive wiring and rewiring in traditional home run arrangements.

Our wholly-owned subsidiary, Omega Metals, Inc., continues to manufacture our zone cabling cabinets along with other metal fabricating jobs, ensuring quality and cost control. We have the ability to punch and stamp metal. In addition, we have extensive powder coat capability at our plant.

We have entered into private labeling agreements with several top manufacturers in the communications industry, for which we design products to their specifications, serving as an Original Equipment Manufacturer, or “private label” our standard and modified products to suit these customers’ needs. Our wireless solution, added to our product line in 2001, continues to generate great interest in the commercial marketplace.

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

Our Advisory Board was pared down in 2003 as the Company achieved a major goal of the Advisory Board with the announcement of our letter of intent with Chatsworth Products Inc. The Advisory Board was established to assist with the introduction of the Company’s zone cabling products and to help establish a niche in the marketplace. There are two active members of the Advisory Board while past Members continue to assist the Company.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002

REVENUES

The increase in revenues is the result of more orders for our patented zone cabling enclosures and the recognition of revenue in formed metal that was deferred from last quarter.

	Three months ended March 31,
	2003	2002	% change
Zone cabling	$557,430	$510,351	9.2
Formed metal	943,967	837,164	12.8

Total	$1,501,397	$1,347,515	11.4

COSTS AND EXPENSES

Cost of goods sold represent costs incurred by the Company to have its products manufactured and assembled. These costs represent 74.8 % of revenues for the three months ended March 31, 2003 and 70.9% of revenues for the three months ended March 31, 2002. The increase for the three months ended March 31, 2003 over the same period last year is due primarily to increase in direct labor (approximately $59,000) and utilities (approximately $15,000) partially offset by reduction in machinery depreciation (approximately $10,000). Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. Commencing with the first quarter 2003, certain amounts have been reclassified to cost of goods sold from selling, general and administrative costs and the comparable amounts have been reclassified to/from the prior year.

	Three months ended March 31,
	2003	2002	% change
Cost of Sales	$1,122,426	$955,156	17.5

All other expenses in the first quarter 2003 have decreased in total by 17.1% compared to the first quarter 2002. The decrease in selling, general and administrative expenses this period is primarily the result of the decrease of amortization costs that are attributable to the decrease in the acquisition costs of the ultraviolet light product rights (approximately $31,000), a decrease in professional fees (approximately $23,000) and the elimination of rental payments due to moving our corporate offices to Keystone Heights (approximately $33,000) partially offset by an increase in sales commissions (approximately $15,000). Compensation and related benefits consist of administrative and selling salaries and benefits. These expenses for this period have decreased slightly. In addition, we have decreased stock-based compensation by granting less warrants/options to outside consultants.

	Three months ended March 31,
	2003	2002	% change
Selling, general and administrative	$240,922	$308,481	(21.9)
Compensation and related benefits	268,979	272,297	(1.2)
Stock-based compensation	4,522	39,446	(88.5)

	$514,423	$620,224	(17.1)

As a result, our losses have decreased from the prior year’s first quarter. Our net loss for the three months ended March 31, 2003 of $107,229 compared to $200,838 for the three months ended March 31, 2002. This improvement is due primarily to the reduction in selling, general and administrative expenses noted above and decrease in stock based compensation (approximately $35,000).

	Three months ended March 31,
	2003	2002	% change
Loss before other income	$(135,452)	$(227,865)	(40.6)

Net loss	$(107,229)	$(200,838)	(46.6)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities provided cash of $68,935 and used cash of $281,741 during the three months ended March 31, 2003 and March 31, 2002 respectively. Net cash provided by operating activities during the three months ended March 31, 2003 consisted primarily of depreciation and amortization, decrease in inventories, increase in accounts payable and accrued expenses partially offset by net loss, increase in accounts receivable and decrease in deferred revenue. Net cash used in operating activities during the three months ended March 31, 2002 consisted primarily of net loss and increase in accounts receivable partially offset by depreciation and amortization, warrants issued for services and decrease in inventories.

Net cash used in investing activities for the three months ended March 31, 2003 was $77,699. It was primarily used for the purchase of equipment. Net cash was provided by investing activities for three months ended March 31, 2002 in the amount of $118,815. This was the result of the sale of investments primarily offset by acquisition of equipment and the UV product line.

Net cash used in financing activities was $25,000 for the three months ended March 31, 2003 for product rights acquisition. Net cash used in financing activities was $22,212 for the three months ended March 31, 2002 for the acquisition of treasury stock.

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

Management’s plans include the following:

Looking ahead to the remainder of 2003, while economic conditions remain uncertain, we have a number of initiatives in place to help drive future sales growth. These include enhancing our service levels to our customers by reducing our lead times, focusing our efforts in research and development of new products or refining our old ones and continuing to look for earnings growth opportunities on a worldwide basis with our partners. As we enter another challenging year, we believe the proactive initiatives we have put in place will enable us to compete effectively during these challenging market conditions, and gain a stronger financial position going forward. Our strategic plan focuses our efforts to increase our revenues and continue our march to profitability. Our plan is to promote steady, measured growth in both product and manufacturing sales. Building strong sales requires a solid foundation, and we consider our private label partnerships, our distributors and our recent signing of a definitive agreement with Chatsworth Products, Inc. to be the foundation for increased sales.

On February 25, 2003, the Company signed a Letter of Intent with Chatsworth Products, Inc. (CPI) outlining the basis for an agreement to cooperate on the development, manufacturing and marketing of products which expired on April 30, 2003. On April 30, 2003, both companies signed a fifteen day extension of the Letter of Intent to finalize the definitive agreements.

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

We also continue to seek merger and acquisition candidates as a viable means of growth, and we are currently seeking a buyer of the Ultraviolet Light Air Cleansing System to better focus our attention on our core products.

RISK FACTORS

The Company continues to be subject to a number of risk factors, including the uncertainty of market acceptance for its product line, the need for additional funds, competition, technological obsolescence and the difficulties faced by young companies in general. In addition, on February 14, 2002, staff of the NASD notified the Company that the bid price of its common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days, and, as a result, did not comply with Marketplace Rule 4310(c)(4) (the “Rule”). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), the Company was provided 180 calendar days, or until August 13, 2002, to regain compliance with the Rule. Furthermore, on August 14, 2002, the Company was provided an additional 180 calendar days, or until February 10, 2003, to regain compliance with the Rule. The Company has not regained compliance in accordance with Marketplace Rule 4310(c)(8)(D).

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

PART II.     OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1	Certifications of the Chief Executive Officer and Chief Financial Officer
99.2	Written Statement of the Chief Executive Officer
99.3	Written Statement of the Chief Financial Officer

(b)	Reports on Form 8-k:

No reports on Form 8-K were filed during the quarterly period ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2003

AMERICAN ACCESS TECHNOLOGIES, INC.

(Registrant)

By:	/s/ JOHN E. PRESLEY
John E. Presley
President & Chief Executive Officer

By:	/s/ JOSEPH F. MCGUIRE
Joseph F. McGuire
Chief Financial Officer Treasurer & Secretary