Form 10QSB
period 2003-06-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 2003-08-11
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at August 7, 2003 was 6,088,129.

Transitional Small Business Disclosure Format  YES  ☐.  NO  ☒.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$382,655	$503,336
Investment securities	406,136	400,227
Accounts receivable, net of allowance of $100,000	840,457	979,325
Stock subscription receivable	50,000	—
Notes receivable, directors and stockholders, including accrued interest	—	193,711
Note receivable, other, net of allowance of $361,562	—	—
Inventories	984,144	975,669
Prepaid expenses and other current assets	60,171	82,866

Total current assets	2,723,563	3,135,134
Property, Plant and Equipment	2,940,975	3,048,480
Intangible Assets	181,432	208,344

Total assets	$5,845,970	$6,391,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$295,282	$135,572
Accrued expenses	118,633	81,102
Deferred revenue	—	154,400
Obligation resulting from product rights acquisition	50,000	100,000

Total current liabilities	463,915	471,074

Commitments, Contingencies, Other Matters and Subsequent Events	—	—
Stockholders’ Equity:

Common stock, $.001 par value; authorized 30,000,000 shares; issued and outstanding 6,088,129 shares	6,088	5,844
Additional paid-in capital	13,982,102	13,702,322
Deficit	(8,456,135)	(7,787,012)
Stock subscription receivable	(150,000)	—
Stock subscription receivable, net of allowance of approximately $2,712,000	—	(270)

Total stockholders’ equity	5,382,055	5,920,884

Total liabilities and stockholders’ equity	$5,845,970	$6,391,958

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Net Sales
Zone cabling termination cabinet	$990,008	$804,867	$432,578	$294,516
Formed metal	1,699,737	1,547,519	755,769	710,355

	2,689,745	2,352,386	1,188,347	1,004,871

Costs and Expenses:
Cost of sales	2,129,663	1,730,769	1,007,237	775,613
Selling, general, and administrative	495,182	620,310	254,258	332,703
Compensation and related benefits	754,362	564,298	485,384	271,128
Stock-based compensation	30,294	77,235	25,772	37,789

	3,409,501	2,992,612	1,772,651	1,417,233

Loss Before Other Income (Expense)	(719,756)	(640,226)	(584,304)	(412,362)

Other Income (Expense):
Interest income	13,967	22,773	6,968	9,574
Other income	36,666	19,367	15,442	5,540
Realized and unrealized loss on investments	—	(1,454)	—	(1,454)

	50,633	40,686	22,410	13,660

Net Loss	$(669,123)	$(599,540)	$(561,894)	$(398,702)

Basic Net Loss Per Common Share	$(.11)	$(.10)	$(.09)	$(.07)

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Cash Flows from Operating Activities:
Net loss	$(669,123)	$(599,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233,261	285,952
Warrants and stock issued for services	30,294	77,235
Compensation to directors and stockholders applied to notes receivable, directors and stockholders	155,000	—
Loss on abandonment of leasehold equipment	—	14,433
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	138,868	(86,858)
Accrued interest receivable	38,711	(7,750)
Inventories	(8,475)	32,669
Prepaid expenses and other current assets	22,695	37,238
Increase (decrease) in:
Accounts payable and accrued expenses	197,241	(147,937)
Deferred revenue	(154,400)	—

Net cash used in operating activities	(15,928)	(394,558)

Cash Flows from Investing Activities:
Proceeds from sale of investments	—	896,269
Increase in investments	(5,909)	—
Acquisition of property and equipment	(90,974)	(510,714)
Acquisition of product line	—	(50,000)
Increase in patent costs	(7,870)	2,302

Net cash (used in) provided by investing activities	(104,753)	337,857

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	50,000	—
Payment on obligation resulting from product rights acquisition	(50,000)	—
Acquisition of treasury stock	—	(25,101)

Net cash used in financing activities	—	(25,101)

Net Decrease in Cash and Cash Equivalents	(120,681)	(81,802)
Cash and Cash Equivalents, Beginning	503,336	348,757

Cash and Cash Equivalents, Ending	$382,655	$266,955

Non-Cash Investing and Financing Activities:
Common stock obligation issued as partial consideration for product line acquisition	$—	$500,000

Accounts receivable exchanges as partial consideration for product line acquisition	$—	$133,439

Exchange of stock of subsidiary for iBid America, Inc. common stock	$—	$40,931

Stock subscription receivable	$200,000	$—

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 Unaudited

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements at June 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2003 and results of operations for six and three months ended June 30, 2003 and 2002. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company’s Form 10-KSB. Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. Commencing with the first quarter 2003, certain amounts have been reclassified to cost of goods sold from selling, general and administrative costs and the comparable amounts have been reclassified to/from the prior year.

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net loss per share is reflected in the following schedule:

Computation of Net Loss Per Common Share	Six Months ended June 30, 2003	Six Months ended June 30, 2002	Three Months ended June 30, 2003	Three Months ended June 30, 2002
Net Income (Loss)	$(669,123)	$(599,540)	$(561,894)	$(398,702)

Total Weighted Average Number of Common Shares and Equivalents	5,879,532	5,857,383	5,915,451	5,867,898

Net Loss per Common Share	$(0.11)	$(0.10)	$(0.09)	$(0.07)

3. Notes Receivable Related Party

The Company has had outstanding loans since May/June 2000 to two directors, who also are officer-employees of American Access or its subsidiaries, and who secured the loans with personal assets unrelated to these transactions for $85,000 and $70,000 respectively. The notes were due on or before June 30, 2003 with interest at the rate of 10 percent paid in arrears. The notes were paid in full by the due date.

On May 5, 2003 the Compensation Committee of American Access Technologies, Inc. met and unanimously passed a motion to reward the two directors for their considerable time and effort in negotiating and executing the five year marketing and manufacturing agreement with Chatsworth Products, Inc. After considerable discussion it was decided to treat the outstanding loans and interest to the two directors as compensation. The total amounts were approximately $110,260 and $91,200, respectively.

4. Issuance of Common Stock

On May 9, 2003, the Company announced a five-year marketing and manufacturing agreement with Chatsworth Products Inc.(“CPI”). The Company agreed to issue and sell 215,517 shares of American Access Common Stock to CPI. In consideration for the Shares, CPI agreed to pay to the Company, in cash, a purchase price of $1.16 per share for the Shares, for an aggregate purchase price of $250,000, payable as follows: $50,000 upon the Initial Closing and four (4) additional installments of $50,000 each at subsequent 90 day intervals following the Initial Closing.

5. Stock-Based Compensation

Stock

The Company issued 29,000 shares of stock in lieu of cash to its outside legal counsel in June 2003 for services rendered in 2003 in the amount of $ 21,250.

Stock Options and Warrants

There were no stock options or warrants issued or granted in the second quarter of 2003.

The granting of stock options or warrants to consultants resulted in a charge to stock based compensation in the amount of $4,522 in the second quarter 2003 representing the fair value of the 70,000 warrants issued in the third quarter of 2002, which are being amortized and expensed in 2002-2003 and 30,000 warrants issued in the fourth quarter of 2002, which are being amortized and expensed in 2002-2003 and 20,000 warrants issued in the first quarter of 2003, which are being amortized and expensed in 2003.

Fair Value Disclosures

Had the compensation cost for the 650,000 stock options issued to officers/directors in the second quarter 2002 and the 820,000 stock options granted to employees/officers/directors in the third quarter 2002, been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net Loss:
As reported	$(669,123)	$(599,540)	$(561,894)	$(398,702)

Pro forma	$(826,198)	$(721,801)	$(626,482)	$(430,609)

Loss Per Share:
Basic:
As reported	$(0.11)	$(0.10)	$(0.09)	$(0.07)

Pro forma	$(0.14)	$(0.12)	$(0.11)	$(0.07)

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in the six and three months ended June 30, 2003 and 2002, respectively. The following assumptions were applied in determining the pro forma compensation cost:

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
RiskFree Interest Rate	4.99%	4.99-5.5%	4.99%	4.99-5.5%
Expected Dividend Yield	—	—	—	—
Expected Option Life	.75-1.25 years	1.25-2.5 years	.75-1.25 years	1.25-2.5 years
Expected Stock Price Volatility	105-131%	122-131%	105-131%	122-131%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

BUSINESS

American Access Technologies, Inc. designs and manufactures patented zone cabling and wireless enclosures for the telecommunications industry, enabling businesses, universities, schools and government entities to Move, Add, and Change copper and fiber optic cabling to keep pace with advances in high-speed communications networks. Our ceiling and raised floor cabinets, our systems furniture panels, and our wireless solution can save up to 65% of the cost to reconfigure office and school data centers and networks by eliminating excessive wiring and rewiring in traditional home run arrangements.

The zone cabling enclosures house and distribute telecommunications wiring and cabling in buildings. We currently hold a number of patents for these enclosures that may be installed above the ceiling, on or in the wall or in the floor structure. The ceiling unit fits into the suspended ceiling, providing easy access to the brain of the telecommunications system. The floor unit provides the same solution in a floor installation. We also designed a system that provides the same solution in modular office furniture and in 2002 we developed our wall mount solution.

Our wholly-owned subsidiary, Omega Metals, Inc., which has been in business over 20 years, is a precision sheet metal fabrication operation. Omega continues to manufacture our zone cabling enclosures along with other metal fabricating jobs, ensuring quality and cost control. We shear, mold, punch, stamp, design and manufacture metal-formed products for customers. In addition, we have extensive powder coat capability at our facility.

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

On May 9, 2003, we announced a marketing and manufacturing agreement with Chatsworth Products Inc. (“CPI”). The agreement established a five-year strategic alliance for the sale and manufacture of innovative Zone Cabling and Wireless products developed by American Access Technologies. Under the terms of the agreement, AATK and CPI will co-market and co-manufacture the products and incorporate the brand names and patents of both companies. In connection with the alliance, CPI agreed to purchase 215,517 shares of American Access Common Stock in a private placement at $1.16 per share.

Our shared vision of quality products and excellence in customer service made the decision to enter into the alliance a simple matter. This transaction underscores our commitment to zone cabling and wireless products as well as our belief that they will continue to achieve superior growth as word of their benefits in telecommunications environments gains momentum. The products will now be marketed by CPI’s national sales network which consists of more than twenty times the number of personnel of our existing sales and marketing staff. This will dramatically increase the level of visibility for the products within the industry as well as among our customers.

In addition to the CPI effort, our independent sales contractors continue to market our zone cabling products and other metal fabricating jobs when the opportunity arises. Our sales agents have extensive backgrounds selling in the telecommunications industry.

The Company is a member of the Telecommunications Industry Association, and we have committed to working on its subcommittees that study zone cabling solutions. The TIA sets telecommunications industry standards.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

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

Based on our historical collection experience, we currently feel our allowance for doubtful accounts is adequate.

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

THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2003 COMPARED

WITH THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2002

REVENUES

This increase in revenues is the result of a strengthening of the economy boosting formed metal products and an increasing acceptance of our patented zone cabling enclosures.

	Six Months Ended June 30,			Three Months Ended June 30,
	2003	2002	% change	2003	2002	% change
Zone cabling	$990,008	$804,867	23.0	$432,578	$294,516	46.9
Formed metal	$1,699,737	$1,547,519	9.8	$755,769	$710,355	6.4
Total	$2,689,745	$2,352,386	14.3	$1,188,347	$1,004,871	18.3

COSTS AND EXPENSES

Direct costs represent costs incurred by the Company to have its products manufactured and assembled. These costs represent 84.8 % of revenues for the three months ended June 30, 2003 and 77.2% of revenues for the three months ended June 30, 2002. Direct costs represent 79.2% of revenues for the six months ended June 30, 2003 and 73.6 % of revenues for the six months ended June 30, 2002. The increase for the three months ended June 30, 2003 over the same period last year was due primarily to increase in direct labor (approximately $61,000), utilities (approximately $19,000), machinery depreciation (approximately $29,000) and shop supplies and small tools (approximately $38,000). The increase for the first six months ended June 30, 2003 over the same period last year was due primarily to increase in direct labor (approximately $128,000), utilities (approximately $34,000) depreciation (approximately $25,000) and shop supplies and small tools (approximately $80,000).

For the three months ended June 30, 2003, there was a minimal reduction in our sales and marketing costs which are being offset by lowered pricing of the products sold through CPI. We expect that our gross profit on sales through CPI will be lower in future periods due to lower pricing. However, it is anticipated that this will be offset by the increased volume in sales that will be achieved by utilizing CPI’s superior sales network.

Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. Commencing with the first quarter 2003, certain amounts have been reclassified to cost of goods sold from selling, general and administrative costs and the comparable amounts have been reclassified to/from the prior year.

	Six Months Ended June 30,			Three Months Ended June 30,
	2003	2002	% change	2003	2002	% change
Cost of sales	$2,129,663	$1,730,769	23.0	$1,007,237	$775,613	29.9

All other expenses for the second quarter 2003 increased by 19.3% and increased 1.4% for the six months ended June 30, 2003.

The decrease in selling, general and administrative expenses for the three months are primarily the result of the decrease in amortization costs that are attributable to the reduction in the acquisition costs of the ultraviolet light products rights (approximately $41,000) and the elimination of rental payments due to moving our corporate offices to Keystone Heights (approximately $67,000) partially offset by increase in professional fees (approximately $23,000). For the six months ended June 30, 2003 selling, general and administrative decreased due to the amortization cost reduction ($62,000), the rental elimination (approximately $100,000) partially offset by increase in freight (approximately $25,000).

The increase in compensation and related benefits for the three and six months ended June 30, 2003 are the result of a one-time bonus to two officers.

We have decreased stock-based compensation by granting less warrants/options to outside consultants during this period.

	Six Months Ended June 30,			Three Months Ended June 30,
	2003	2002	% change	2003	2002	% change
Selling, General & Administrative	$495,182	$620,310	-20.2	$254,258	$332,703	-23.6
Compensation & related benefits	$754,362	$564,298	33.7	$485,384	$271,128	79.0
Stock based compensation	$30,294	$77,235	-60.8	$25,772	$37,789	-31.8
	$1,279,838	$1,261,843	1.4	$765,414	$641,620	19.3

The increase in net loss for both the three and six month period is primarily due to two factors:

All of our sales management’s time in the second quarter 2003 was spent working with our Chatsworth partners educating the industry about the benefits of our new alliance as well as coordinating our joint efforts in the field. We feel this was a factor to our 20% decrease in sales between the first and second quarter of 2003.

In addition, in the second quarter of 2003, the increase in compensation and related benefits was the result of a bonus to two officers. On May 5, 2003 the Compensation Committee of American

Access Technologies, Inc. met and unanimously passed a motion to reward the two directors for their considerable time and effort in negotiating and executing the five year marketing and manufacturing agreement with Chatsworth Products, Inc. After considerable discussion it was decided to treat the outstanding loans and interest to the two officers as compensation. The total amounts were approximately $110,260 and $91,200, respectively.

	Six Months Ended June 30,			Three Months Ended June 30,
	2003	2002	% change	2003	2002	% change
Loss before other income	(719,756)	(640,226)	12.4	(584,304)	(412,362)	41.7
Net loss	(669,123)	(599,540)	11.6	(561,894)	(398,702)	40.9

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities utilized cash of $15,928 and $394,558 during the six months ended June 30, 2003 and June 30, 2002 respectively. Net cash used by operating activities during the six months ended June 30, 2003 consisted primarily of net losses and decrease in deferred revenue, offset by depreciation, amortization, warrants and stock issued for services, decrease in accounts and notes receivable, and increase in accounts payable. Net cash used by operating activities during the six months ended June 30, 2002 consisted primarily of net losses, increase in accounts receivable and decrease in accounts payable, offset by depreciation, amortization and warrants and stock issued for services.

Net cash used from investing activities were for the six months ended June 30, 2003 was $104,753. The company purchased assets. For the six months ended June 30, 2002 net cash provided was $337,857. Monies were received from the sale of investments, which was partially used to purchase assets.

For the six months ended June 30, 2003 the net cash provided from financing activities was nil. The company received monies from the sale of stock and paid the same amount out for product rights acquisition liability. For the six months ended June 30, 2002 net cash used was $25,101 for treasury stock acquisition.

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

Management’s plans include the following:

While we are pleased with our sales results, we recognize that our goal of profitability was not met in this period. We believe it is important to maintain an infrastructure in our plants which will enable us to rapidly respond to substantial increases in our sales. We expect to benefit from an expanding economy and positive results from our alliance with Chatsworth Products, Inc. (“CPI”) which was announced on May 9, 2003.

The agreement established a five-year strategic alliance for the sale and manufacture of innovative Zone Cabling and Wireless products developed by American Access Technologies. Under the terms of the agreement, AATK and CPI will co-market and co-manufacture the products and incorporate the brand names of both companies. In connection with the alliance, CPI agreed to purchase 215,517 shares of American Access Common Stock in a private placement at $1.16 per share.

Our shared vision of quality products and excellence in customer service made the decision to enter into the alliance a simple matter. This transaction underscores our commitment to zone cabling and wireless products as well as our belief that they will continue to achieve superior growth as word of their benefits in telecommunications environments gains momentum. The products will now be marketed by CPI’s national sales network which consists of more than twenty times the number of personnel of our existing sales and marketing staff. This will dramatically increase the level of visibility for the products within the industry as well as among our customers.

Our 6-month 2003 sales of approximately $2,690,000 put us on a sales pace ahead of the prior 5 years. We continue to pursue our goal of profitability and hope to mark 2003 as the best year in our history. Looking ahead to the second half of 2003, while economic conditions remain uncertain, we have a number of initiatives in place to help drive future sales growth. Based on sales through July 2003, we continue to remain on track for a historic sales record. Every indicator leads us to anticipate a great second half of 2003, including business already received from our alliance with CPI and activity in our other lines of business. Our sales initiatives include enhancing our service levels to our customers by reducing our lead times, focusing our efforts in research and development of new products and refining our current ones and continuing to look for growth opportunities on a worldwide basis with our partners.

In the second half of 2003, we have begun the process required to achieve ISO 9000 certification at our Keystone Heights facility. ISO 9000 is an international quality standard that recognizes a company’s capability for reliable delivery of high quality products and services. To achieve certification, a company must be assessed by an independent agency.

We believe the proactive initiatives we have put in place will enable us to compete effectively during these challenging market conditions, and gain a stronger financial position going forward. Our strategic plan focuses our efforts to increase our revenues, control our expenses and continue our march to profitability. Building strong sales requires a solid foundation, and we consider our agreement with CPI to be an extension of our strategy of which began with our private label partnerships and line up of national distributors.

RISK FACTORS

The Company continues to be subject to a number of risk factors, including the fluctuations in demand for its product line due to economic conditions, the need for additional funds, competition, technological obsolescence and the difficulties faced by young companies in general.

An additional risk factor is the Company’s ability to maintain its Nasdaq listing. On February 14, 2002, staff of the NASD notified the Company that the bid price of its common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days, and, as a result, did not comply with Marketplace Rule 4310(c)(4) (the “Rule”). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), the Company was provided 180 calendar days, or until August 13, 2002, to regain compliance with the Rule. Furthermore, on August 14, 2002, the Company was provided an additional 180 calendar days, or until February 10, 2003, to regain compliance with the Rule.

As of February 10, 2003, the Company continued to meet the initial listing requirements for the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A), specifically, the Company met the $5 million stockholders’ equity requirement. Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), the Company was provided an additional 90 calendar days, or until May 12, 2003, to regain compliance. If at any time before May 12, 2003, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, staff of the NASD will provide written notification that the Company complies with the Rule.

On May 27, 2003, the Company announced that it has received notification from the Nasdaq Stock Market, Inc. that American Access is in compliance with the requirements for maintaining its listing on the Nasdaq Stock Market.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 2.	CHANGES IN SECURITIES

On May 8, 2003, the Company sold 215,517 shares of its common stock to Chatsworth Products Inc. for $250,000 pursuant to an agreement filed as Exhibit 10.4 herein. There were no underwriting discounts or commissions. Such shares were sold pursuant to an exemption from registration under the Securities Act of 1933 pursuant to Regulation D, Rule 506. The purchaser is an accredited investor. In consideration for the Shares, CPI agreed to pay to the Company, in cash, a purchase price of $1.16 per share for the Shares, for an aggregate purchase price of $250,000, payable as follows: $50,000 upon the Initial Closing and four (4) additional installments of $50,000 each at subsequent 90 day intervals following the Initial Closing.

ITEM 3.	CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2003. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 1 2003, the Company held its annual meeting of stockholders.

At the meeting:

The following were elected by the votes indicated. John E. Presley, Erik Wiisanen, Joseph F. McGuire, Lamar Nash and Jerry J. Boyd, all of who are returning directors. Presley 5,540,182 “yes” votes and 333,141 “abstaining” or “withheld”; Wiisanen 5,537,982 “yes” votes and 335,341 “abstaining” or “withheld”; McGuire 5,581,472 “yes” votes and 291,851 “abstaining” or “withheld”; Nash 5,584,122 “yes” votes and 289,201 “abstaining” or “withheld”; and Boyd 5,584,122 “yes” votes and 289,201 “abstaining” or “withheld”.

Amendment of the 2000 Employee Stock Option Plan was approved by a vote of 2,531,420 (82.5%) “yes”, 505,563 (16.5%) “no” and 29,585 (1.0%) “abstaining” and “broker non-votes”.

Amendment of the 2000 Director Stock Option Plan was approved by a vote of 2,478,444 (80.8%) “yes”, 557,302 (18.2%) “no” and 30,822 (1.0%) “abstaining” and “broker non-votes”.

The grant of certain stock options was approved by a vote of 2,434,974 (79.4%) “yes”, 578,982 (18.9%) “no” and 52,612 (1.7%) “abstaining” and “broker non-votes”.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1	Amended 2000 Employee Stock Option Plan.

10.2	Amended 2000 Director Stock Option Plan.

10.3	Manufacturing and Marketing Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (portions omitted pursuant to a request for confidentiality.

10.4	Stock Purchase and Sale Agreement dated May 8, 2003 between registrant and Chatsworth Products Inc.

10.5	Standstill Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc.

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

(b)	Reports on Form 8-k:

          The following reports on Form 8-K were filed during the quarterly period ended June 30, 2003.

April 22, 2003	Press release announcing Sales for Quarter ended March 31, 2003

May 1, 2003	Press release announcing Financial Results for the Quarter ended March 31, 2003

May 16, 2003	Press release announcing the signing of a 5 year marketing and manufacturing agreement with Chatsworth Products, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2003

AMERICAN ACCESS TECHNOLOGIES, INC. (Registrant)

By:	/s/ JOHN E. PRESLEY
John E. Presley
President & Chief Executive Officer

By:	/s/ JOSEPH F. MCGUIRE
Joseph F. McGuire
Chief Financial Officer
Treasurer & Secretary