Form 10QSB
period 2003-09-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 2003-11-05
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at October 28, 2003 was 6,143,129.

Transitional Small Business Disclosure Format YES   ☐.     NO   ☒.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$219,075	$503,336
Investment securities	409,174	400,227
Accounts receivable, net of allowance of $72,000 and $238,000, respectively	965,371	979,325
Stock subscription receivable	50,000	—
Notes receivable, directors and stockholders, including accrued interest	—	193,711
Note receivable, other, net of allowance of $361,562	—	—
Inventories	996,294	975,669
Prepaid expenses and other current assets	41,977	82,866

Total current assets	2,681,891	3,135,134
Property, Plant and Equipment	2,885,468	3,048,480
Intangible Assets	164,527	208,344

Total assets	$5,731,886	$6,391,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$328,412	$135,572
Accrued expenses	178,144	81,102
Deferred revenue	—	154,400
Obligation resulting from product rights acquisition	9,448	100,000

Total current liabilities	516,004	471,074

Commitments, Contingencies, Other Matters and Subsequent Events	—	—
Stockholders’ Equity:
Common stock, $.001 par value; authorized 30,000,000 shares; issued and outstanding 6,133,129 and 5,843,612 shares, respectively	6,133	5,844
Additional paid-in capital	14,022,930	13,702,322
Deficit	(8,676,631)	(7,787,012)
Stock subscription receivable	(100,000)	—
Deferred stock-based compensation	(36,550)
Stock subscription receivable, net of allowance of approximately $2,712,000	—	(270)

Total stockholders’ equity	5,215,882	5,920,884

Total liabilities and stockholders’ equity	$5,731,886	$6,391,958

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Net Sales
Zone cabling termination cabinet	$1,421,672	$1,318,607	$431,664	$513,740
Formed metal	2,647,815	2,275,160	948,079	727,641

	4,069,487	3,593,767	1,379,743	1,241,381

Costs and Expenses:
Cost of sales	3,269,912	2,670,394	1,140,249	939,624
Selling, general, and administrative	690,984	1,035,704	195,802	415,394
Compensation and related benefits	1,033,596	831,168	279,234	266,870
Stock-based compensation	34,618	98,011	4,324	20,776

	5,029,110	4,635,277	1,619,609	1,642,664

Loss Before Other Income (Expense)	(959,623)	(1,041,510)	(239,866)	(401,283)

Other Income (Expense):
Interest income	17,024	35,672	3,057	12,899
Other income	52,979	23,862	16,313	4,494
Realized and unrealized loss on investments	—	(51,728)	—	(50,274)

	70,003	7,806	19,370	(32,881)

Net Loss	$(889,620)	$(1,033,704)	$(220,496)	$(434,164)

Basic Net Loss Per Common Share	$(.15)	$(.18)	$(.04)	$(.07)

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Cash Flows from Operating Activities:
Net loss	$(889,620)	$(1,033,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	326,072	428,997
Warrants and stock issued for services	34,618	98,011
Compensation to directors and stockholders applied to notes receivable, directors and stockholders	155,000	—
Realized and unrealized loss on investments	—	41,809
Loss on abandonment of leasehold equipment	—	14,433
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	13,954	55,649
Accrued interest receivable	38,711	(11,625)
Inventories	(20,625)	(14,114)
Prepaid expenses and other current assets	40,889	(17,926)
Increase (decrease) in:
Accounts payable and accrued expenses	289,881	(15,366)
Deferred revenue	(154,400)	—

Net cash used in operating activities	(165,520)	(453,836)

Cash Flows from Investing Activities:
Proceeds from sale of investments	—	1,501,665
Increase in investments	(8,947)	—
Acquisition of property and equipment	(110,886)	(534,805)
Acquisition of product line	—	(50,000)
Decrease in other assets	—	11,355
Increase in patent costs	(8,356)	(5,953)

Net cash (used in) provided by investing activities	(128,189)	922,262

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	100,000	—
Payment on obligation resulting from product rights acquisition	(90,552)	—
Acquisition of treasury stock	—	(25,101)

Net cash provided by (used in) financing activities	9,448	(25,101)

Net Increase (Decrease) in Cash and Cash Equivalents	(284,261)	443,325
Cash and Cash Equivalents, Beginning	503,336	348,757

Cash and Cash Equivalents, Ending	$219,075	$792,082

Non-Cash Investing and Financing Activities:
Common stock obligation issued as partial consideration for product line acquisition	$—	$500,000

Accounts receivable exchanges as partial consideration for product line acquisition	$—	$133,439

Exchange of stock of subsidiary for iBid America, Inc. common stock	$—	$40,931

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 Unaudited

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements at September 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2003 and results of operations for nine and three months ended September 30, 2003 and 2002. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company’s Form 10-KSB. Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. Commencing with the first quarter 2003, certain amounts have been reclassified to cost of goods sold from selling, general and administrative costs and the comparable amounts have been reclassified to/from the prior year.

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net loss per share is reflected in the following schedule:

Computation of Net Loss Per Common Share	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Net Income (Loss)	$(889,620)	$(1,033,704)	$(220,496)	$(434,164)

Total Weighted Average Number of Common Shares and Equivalents	5,949,064	5,860,012	6,088,129	5,848,612

Net Loss per Common Share	$(0.15)	$(0.18)	$(0.04)	$(0.07)

3. Stock-Based Compensation

Common Stock

The Company issued 45,000 shares of stock to an employee pursuant to an early retirement agreement in September 2003. The Company paid 2,500 shares of Company common stock on acceptance of the agreement and 42,500 shares of Company common stock in consideration of consulting services for the period October 14, 2003 through April 14, 2004. Stock-based compensation related to the 42,500 shares has been recorded as deferred compensation and is being amortized over the life of the service agreement.

Stock Options and Warrants

Consultants

There were no stock options or warrants issued or granted in the third quarter of 2003 to consultants.

The granting of stock options or warrants to consultants resulted in a charge to stock based compensation in the amount of $2,174 in the third quarter 2003 representing the fair value of the 40,000 warrants issued in the third quarter of 2002, which are being amortized and expensed in 2002-2003 and 30,000 warrants issued in the fourth quarter of 2002, which are being amortized and expensed in 2002-2003 and 20,000 warrants issued in the first quarter of 2003, which are being amortized and expensed in 2003.

Fair Value Disclosures

Employees/Officers/Directors

There were 82,500 stock options with a strike price of $1.25 granted in the third quarter of 2003 to new employees. In addition, on August 1, 2003, the Company’s stockholders approved previous grants made by the Board of Directors to certain employees, officers and directors of the Company for a total of 1,470,000 stock options, thereby establishing a measurement date for the compensation calculation. No charge to earnings has been recorded in the accompanying financial statements as these options had $0 intrinsic value.

For the nine months ended September 30, 2003, had the compensation cost for 82,500 stock options issued to employees in the third quarter 2003, the 650,000 stock options issued to officers/directors in the second quarter 2002 and the 820,000 stock options granted to employees/officers/directors in the third quarter 2002, been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Net Loss:
As reported	$(889,620)	$(1,033,704)	$(220,496)	$(434,164)

Pro forma	$(1,121,997)	$(1,252,461)	$(295,798)	$(530,659)

Loss Per Share:
Basic:
As reported	$(0.15)	$(0.18)	$(0.04)	$(0.07)

Pro forma	$(0.19)	$(0.21)	$(0.05)	$(0.09)

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in the nine and three months ended September 30, 2003 and 2002, respectively. The following assumptions were applied in determining the pro forma compensation cost:

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
RiskFree Interest Rate	4.99%	4.99-5.5%	4.99%	4.99-5.5%
Expected Dividend Yield	—	—	—	—
Expected Option Life	.75-1.25 years	1.25-2.5 years	1.25 years	1.25-2.5 years
Expected Stock Price Volatility	88.5 - 131%	122-131%	88.5%	122-131%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Our shared vision of quality products and excellence in customer service made the decision to enter into the alliance a simple matter. This transaction underscores our commitment to zone cabling and wireless products as well as our belief that they will continue to achieve superior growth as word of their benefits in telecommunications environments gains momentum. The products will now be marketed by CPI’s national sales network and our existing AATK sales and marketing staff. This will increase the level of visibility for the products within the industry as well as among our customers.

The Company is a member of the Telecommunications Industry Association, and we have committed to working on its subcommittees that study zone cabling solutions. The TIA sets telecommunications industry standards.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

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

THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

This overall increase in revenues for the nine months ended September 30, 2003 is the result of a continued strengthening of the economy, increasing sales in formed metal products and an increasing acceptance of our patented zone cabling enclosures. We recognize that our zone cabling and wireless products have a longer sales cycle that depends on our products being incorporated into a larger project. Therefore, quarterly sales of these products are not always consistent. We anticipate that subsequent quarters will see positive results from the relationships that our AATK sales efforts have nurtured with Original Equipment Manufacturers (“OEM”) and the newly formed relationships that are being established by the CPI sales force for these products.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2003	2002	% change	2003	2002	% change
Zone cabling	$1,421,672	$1,318,607	7.8%	$431,664	$513,740	-16.0%
Formed metal	$2,647,815	$2,275,160	16.4%	$948,079	$727,641	30.3%
Total	$4,069,487	$3,593,767	13.2%	$1,379,743	$1,241,381	11.2%

COSTS AND EXPENSES

Direct costs represent costs incurred by the Company to have its products manufactured and assembled. These costs represent 82.6% of revenues for the three months ended September 30, 2003 and 75.7% of revenues for the three months ended September 30, 2002. Direct costs represent 80.4% of revenues for the nine months ended September 30, 2003 and 74.3 % of revenues for the nine months ended September 30, 2002. The overall increase in direct costs are related to the mix of products during the period. We fully expect to produce more products with better margins in the future. The increase for the three months ended September 30, 2003 over the same period last year was due primarily to an increase in materials and contract services (approximately $45,000), direct labor (approximately $92,000), utilities (approximately $15,000) and shop supplies and small tools (approximately $36,000). The increase for the first nine months ended September 30, 2003 over the same period last year was due primarily to an increase in materials and contract services (approximately $146,000), direct labor (approximately $250,000), utilities (approximately $43,000) and shop supplies and small tools (approximately $125,000).

Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. Commencing with the first quarter 2003, certain amounts have been reclassified to cost of goods sold from selling, general and administrative costs and the comparable amounts have been reclassified to/from the prior year.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2003	2002	% change	2003	2002	% change
Cost of sales	$3,269,912	$2,670,394	22.5%	$1,140,249	$939,624	21.4%

All other expenses for the third quarter 2003 decreased by 31.8% and decreased 10.5% for the nine months ended September 30, 2003.

The decrease in selling, general and administrative expenses for the three months ended September 30, 2003 is primarily the result of the reduction in the bad debt expense (approximately $118,000), the partial recovery of a bad debt ($52,000) and the decrease in amortization costs that are attributable to the reduction of the acquisition costs of the ultraviolet light products rights (approximately $41,000). For the nine months ended September 30, 2003 selling, general and administrative decreased due to the amortization cost reduction ($113,000), the reduction in the bad debt expense (approximately $106,000), the partial recovery of a bad debt ($52,000), the rental elimination (approximately $100,000) partially offset by increase in freight (approximately $27,000).

The increase in compensation and related benefits for the nine months ended September 30, 2003 was the result of a one-time decision by the Board to treat the outstanding loans and interest to the two officers as compensation. The total amounts were approximately $110,260 and $91,200, respectively, of which $155,000 was principal and $46,460 was interest, collectively.

We have decreased stock-based compensation by granting less warrants/options to outside consultants during this period.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2003	2002	% change	2003	2002	% change
Selling, General & Administrative	$690,984	$1,035,704	-33.3%	$195,802	$415,394	-52.9%
Compensation & related benefits	$1,033,596	$831,168	24.4%	$279,234	$266,870	4.6%
Stock based compensation	$34,618	$98,011	-64.7%	$4,324	$20,776	-79.2%
	$1,759,198	$1,964,883	-10.5%	$479,360	$703,040	-31.8%

The decrease in net loss for both the three and nine month period is primarily due to the increase in Sales and the decrease in Selling, General & Administrative expenses as noted above.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2003	2002	% change	2003	2002	% change
Loss before other income	($959,623)	($1,041,510)	-7.9%	($239,866)	($401,283)	-40.2%
Net loss	($889,620)	($1,033,704)	-13.9%	($220,496)	($434,164)	-49.2%

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities utilized cash of $165,520 and $453,836 during the nine months ended September 30, 2003 and September 30, 2002, respectively. Net cash used by operating activities during the nine months ended September 30, 2003 consisted primarily of net losses, an increase in inventory and a decrease in deferred revenue offset by depreciation and amortization, warrants and stock issued for services, compensation to directors and stockholders applied to notes receivable, decreases in accounts receivable and interest receivable, a decrease in prepaid expenses and other current assets and an increase in accounts payable and accrued expenses. Net cash used by operating activities during the nine months ended September 30, 2002 consisted primarily of net losses, increases in accrued interest receivable, inventories, prepaid expenses and other current assets, and a decrease in accounts payable, offset by depreciation and amortization, warrants and stock issued for services, realized and unrealized loss on investments, loss on abandonment of leasehold equipment and a decrease in accounts receivable.

Net cash used from investing activities for the nine months ended September 30, 2003 was $128,189. The company increased investments by $8,947, patent costs by $8,356 and purchased assets for $110,886. For the nine months ended September 30, 2002 net cash provided by investing activities was $922,262. Monies were received from the sale of investments, which was partially used to purchase assets.

For the nine months ended September 30, 2003 the net cash provided from financing activities was $9,448. The company received $100,000 from the sale of stock and paid $90,552 for a product rights acquisition liability. For the nine months ended September 30, 2002 net cash used was $25,101 for treasury stock acquisition.

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

Management’s plans include the following:

The increase in sales in the third quarter over the second quarter 2003 marks the fourth time in the last five quarters where our sales have demonstrated growth over the previous quarter. Our 9-month 2003 sales of over $4,000,000 keep the Company on a sales pace ahead of the prior 5 years, which would establish 2003 as our best sales year ever. We are pleased that our sales have grown this year throughout a difficult economic environment.

We believe it is important to maintain an infrastructure in our plants that will enable us to rapidly respond to substantial increases in our sales. In the third quarter of 2003, we began the process required to achieve ISO 9000 certification at our Keystone Heights facility. ISO 9000 is an international quality standard that recognizes a company’s capability for reliable delivery of high quality products and services.

Our management focus has remained steadfast throughout 2003. We believe the proactive initiatives we have put in place will enable us to compete effectively during these challenging market conditions, and gain a stronger financial position going forward. Our strategic plan continues to focus our efforts to increase our revenues, control our expenses and continue our march to profitability.

Our sales initiatives include enhancing our service levels to our customers by reducing our lead times, focusing our efforts in research and development of new products and refining our current ones and continuing to look for growth opportunities on a worldwide basis with our partners.

Building strong sales requires a solid foundation, and we consider our agreement with Chatsworth Products, Inc. (“CPI”) to be an extension of our strategy of which began with our private label partnerships and line up of national distributors. We continue our expectation to benefit in the future from an expanding economy and positive results from our alliance with CPI that was announced in May 2003.

RISK FACTORS

The Company continues to be subject to a number of risk factors, including the fluctuations in demand for its product line due to economic conditions, the need for additional funds, competition, technological obsolescence and the difficulties faced by young companies in general.

An additional risk factor is the Company’s ability to maintain its Nasdaq listing. On September 24, 2003, staff of the NASD notified the Company that the bid price of its common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days, and, as a result, did not comply with Marketplace Rule 4310(c)(4) (the “Rule”). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), the Company was provided 180 calendar days, or until March 24, 2004, to regain compliance with the Rule.

If compliance with this Rule cannot be demonstrated by March 24, 2004, and the Company continues to meet the initial listing requirements for the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A), specifically, if the Company meets the $5 million stockholders’ equity requirement, the Company will be provided an additional 180 calendar days to regain compliance. Further, if the Company has not been deemed in compliance with the second 180 day compliance period, it may be afforded an additional 90 day compliance period.

If at any time before March 24, 2004, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, staff of the NASD will provide written notification that the Company complies with the Rule.

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

(a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2003. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31	Section 302 Certifications of the Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

(b)	Reports on Form 8-k:

The following reports on Form 8-K were filed during the quarterly period ended September 30, 2003.

July 14, 2003	Press release announcing Sales for the Quarter ended June 30, 2003.

August 11, 2003	Press release announcing Financial Results for the Quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 30, 2003

AMERICAN ACCESS TECHNOLOGIES, INC.

By:	/s/ JOHN E. PRESLEY

John E. Presley President & Chief Executive Officer

By:	/s/ JOSEPH F. MCGUIRE

Joseph F. McGuire Chief Financial Officer Treasurer & Secretary