Form 10KSB
period 2003-12-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2004-03-22
CIK 1043186

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

The issuer’s revenues for the fiscal year ended December 31, 2003 were $5,515,310.

The number of shares outstanding of the issuer’s common stock as of March 16, 2004 was 6,668,415 shares. The aggregate market value of the common stock (6,359,045 shares) held by non-affiliates, based on the closing price of the common stock on the Nasdaq Stock Market as of March 15, 2004 was $10,937,557.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

GENERAL

American Access Technologies, Inc. (the “Company”) develops and manufactures patented zone cabling and wireless enclosures that mount in ceilings, walls, raised floors, and in custom furniture, to facilitate the routing of telecommunications network cabling, fiber optics and wireless solutions to the workspace environment. We believe that Zone cabling is a superior approach for growing and open office configurations or wherever frequent moves, additions and changes of telecommunications services are a factor because “zone cabling” of the workspace reduces both labor and material costs for initial network installation and facilitates moves, adds, changes and upgrades for the network installations of today and tomorrow.

Our wholly-owned subsidiary, Omega Metals, Inc., is a precision sheet metal fabrication and assembly operation which manufactures our zone cabling and wireless products and also serves a diverse client base of over 300, including engineering, technology and electronics companies, mostly in the Southeast. Omega Metals, Inc. operates from a 67,500 sq. ft. manufacturing facility situated on 8 1/2 acres of land that it owns. Manufacturing services include precision stamping, bending, assembling, painting, powder coating and silk screening.

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

On May 8, 2003 we entered into an agreement with Chatsworth Products, Inc., Westlake Village, CA establishing a five-year strategic alliance for the manufacture and sales of Zone Cabling and Wireless products developed by American Access. These products, which are currently manufactured by American Access, are co-branded with the names of both American Access and Chatsworth Products, Inc. (“CPI”) and will be exclusively sold and distributed by CPI. Under the agreement, American Access will continue to manufacture the products but CPI will have manufacturing rights under certain circumstances. As of the date of this prospectus, American Access manufactures all of such products. In connection with the alliance, CPI purchased 215,517 shares of American Access common stock in a private placement at $1.16 per share.

Currently a member of the Telecommunications Industry Association, our Company has committed to working on its subcommittees that study zone cabling solutions. The TIA sets telecommunications industry standards.

On January 11, 2002, the Company entered into an agreement, which was amended on October 1, 2002, for the Acquisition of Product Rights from Bill Sherer Corporation (“BSC”) and its principal, Bill Sherer. All rights, entitlements, logos, trademarks, goodwill and designs pursuant to the Northern Lights/Eclipse Ultraviolet Light Air Cleansing Systems were acquired by the Company in exchange for cash payments of $175,000 and forgiveness of approximately $133,000 in outstanding accounts receivables carried by the Company on BSC’s account. The product is a metal device containing an ultraviolet light designed to be placed in a home air conditioning system. It is used to kill germs and bacteria in indoor air. Our marketing strategy targets contractors and distributors who will supply the system to the homeowner, for installation in the central air conditioning system. Our current strategy includes finding a Company to acquire our product rights and to distribute the product while we continue to manufacture the product.

HISTORY OF THE COMPANY

The Company was incorporated on October 21, 1996, under the laws of the State of Florida. The Company’s founder, Victor E. Murray, began working in the electrical, cable and industrial supply business in 1945, forming strong relationships with electrical engineers, electrical contractors, municipalities, power companies and distribution companies, leading to opening his own company in 1977.

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

THE COMPANY’S BUSINESS

Businesses today strive to get and stay connected, with faster and faster access to the Internet, and more ways to communicate through computers, voice and video. The Company develops solutions to open office architecture, routing high speed cabling, copper wiring and wireless solutions into and through office buildings, hospitals, convention centers, schools, hotels, entertainment and theme parks, government buildings, and industrial complexes. As the need increases for high-speed communications in the work place, the streamlined distribution of cables and wires that carry that information is also important. Called zone cabling, because cables are routed into specific areas as needed, our cabinets conveniently house equipment in the ceiling, raised floors, wall mounts and in modular furniture. This dedication to providing total and flexible cabling and wireless solutions places the Company at the forefront of the telecommunications zone cabling industry.

Zone cabling, or Open Office Architecture, was originally endorsed under Telecommunications Systems Bulletin 75, by the American National Standards Institute, the Telephone Industry Association and the Electrical Industry Association. Bulletin 75 has been incorporated into TIA 568B.1. Currently, the Telecommunications Industry Association sub-committees are studying TIA 569a and are making additional recommendations on zone cabling and related systems. The Company is represented on both the TIA and three of its sub-committees, and will help shape future direction of zone cabling.

THE COMPANY’S ZONE CABLING PRODUCTS

Our product line capitalizes on the need for zone cabling solutions. Our cabinets provide efficiency and flexibility, and are plenum-rated and Underwriter’s Laboratories approved as described in UL-2043.

In 1996, the Company consulted with many of the leading telecommunications specialists and engineers and all were in agreement. No one had developed a device that met all of the industry standards and could effectively and efficiently be used to house and route telecommunications cables and wiring. However, some sort of device was absolutely required to complete the Open Office Architecture design. The Company researched and verified that no such enclosure existed. In fact, such research indicated that no one was even developing such a zone device.

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

The cabinets make better use of telecommunications closets, reducing the mass of cables to be run throughout the building. Therefore, building owners have more leasable space.

Product Standards

The standards, regulations and various industry association guidelines are very specific. They address the components of the product, the product itself, the installation, and every aspect that may affect the safety of people or property, including:

•	wire and cable lengths and widths, the minimum and maximum allowed. For example, to wire for a telephone system, the maximum main cable length is 90 meters for data wiring;

•	ability of the product to withstand heat and fire damage;

•	each enclosure must be marked with the manufacturer’s name, trademark, or other descriptive marking.

•	the number of cables needed to run from the telecommunications closet to the workstation;

•	voltage and grounding concerns; and

•	the ability of the product to function as advertised.

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

Intellectual Property

Currently, multiple United States Patents have been issued for the related technology of our Zone Cabling Termination Cabinet, including U.S. Patent No. 5,911,611 issued on June 15, 1999, U.S. Patent No. 5,842,313 issued on December 1, 1998, and U.S. Patent No. 6,112,483 issued on September 5, 2000 for Communications Cable Interconnection Apparatus and Associated Method For An Open Office Architecture. Foreign applications are pending in Australia, Canada, China, Japan, Mexico, and Europe. Registrations in Germany, Austria, and Great Britain are being processed with patent grants anticipated.

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

Omega also manufactures for our Company’s newly acquired product line, the Eclipse Ultraviolet Light Air Cleansing System.

Omega markets its services through sales representatives who are independent contractors covering the Eastern United States. Omega’s vice president of sales works in the field, calling on and developing accounts.

SALES AND MARKETING-ZONE & WIRELESS

Our analysis indicate that the telecommunications industry is beginning to promote zone cabling as a means to distribute fiber and short runs of enhanced copper. This cabling architecture provides the LAN broader band width, increased speeds, and reduced costs associated with moves, adds, and changes (MACs).

On May 8, 2003 we entered into an agreement with Chatsworth Products, Inc., Westlake Village, CA establishing a five-year strategic alliance for the manufacture and sales of Zone Cabling and Wireless products developed by American Access. These products, which are currently manufactured by American Access, are co-branded with the names of both American Access and Chatsworth Products, Inc. (“CPI”) and will be exclusively sold and distributed by CPI. Under the agreement, American Access will continue to manufacture the products but CPI will have manufacturing rights under certain circumstances. As of the date of this prospectus, American Access manufactures all of such products. In connection with the alliance, CPI purchased 215,517 shares of American Access common stock in a private placement at $1.16 per share.

We disbanded our advisory board after establishing our strategic alliance with CPI.

Our marketing plan also envisions a distribution chain that includes forging relationships with and ultimately selling our products to:

•	Systems Providers (Original Equipment Manufacturers or OEMs) that buy and sell product and specify telecommunications systems to end-users. We have signed private label agreements with several manufacturers, for which we custom design products to their specifications, serving as an Original Equipment Manufacturer, or label our standard and modified products to suit customers’ needs. Marketing through systems providers is much like selling tires to an automobile manufacturer, ensuring that the tire is incorporated into the design of the auto at the beginning, rather than setting up shop to sell tires to auto owners who are already driving cars with tires. For us, being specified as part of a whole telecommunications system at the pre-design phase is an important part of our sales effort, so we focus on getting the word out to OEMs about the benefits of zone cabling;

•	Distributors that stock, sell and finance product and whole systems. We work with Anixter, as well as other distributors that employ a sales force to support and sell product through contractors. Working closely with distributors ensures that their sales efforts are successful because their sales personnel understand why zone cabling products are important to a network;

•	Contractors who install, test and guarantee the network systems they build for end-users. Contractors also work closely with the architects and Information Technology Systems Designers who need to know the benefits of zone cabling so it can be specified from the beginning of a project;

•	End-users that can specify the most cost-efficient system available to them will want to hear the zone cabling story from their architects, contractors, distributors or systems providers. Forging all of these relationships gives us the edge in education. The more you know about us, the more likely you are to buy the products we manufacture.

As we build relationships on four levels, the products we manufacture can be sold to systems providers and distributors, who in turn sell to contractors or directly to the end-user. Because our products are an integral part of a telecommunications network, we market them for inclusion in those networks, not as separate products. This is similar to the tire manufacturer that broadens its sales success by selling tires to the automobile manufacturer for inclusion in the finished product. Our goal is to reach beyond the concept that our product is an alternative to traditional home run cabling and to make zone cabling a standard in the industry. We are accomplishing this goal by hiring independent contractors to manage sales and OEM accounts within designated territories. Currently, three independent sales agents bring to the job years of experience in the telecommunications systems sector. These representatives also cross sell other metal fabricating jobs for Omega Metals.

Concurrently, Omega Metals utilizes manufacturers’ representatives who are independent contractors to generate sales. Omega’s vice president of sales also calls on accounts and coordinates Omega’s sales efforts.

The Company uses several brochures to assist in marketing. These pieces range from one page to an eight-page full color product and application brochure. We also maintain a World Wide Web site for the casual visitor, telecommunications expert, and the investor. All of these marketing/media materials provide company information, product information, engineering specifications, drawings, application for use, and features and benefits tailored to each individual market need. Additionally the World Wide Web site provides marketing support materials that can be downloaded and printed at individual locations throughout the world. Questions and answers can be transmitted via e-mail feedback capability, query analysis for tracking of inquiries, lead generation for the distributors, distribution of marketing materials to end-users not normally addressed by the individual distributors.

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

Distribution and Sales

In addition to our relationship with our OEM partners and our strategic alliance with CPI, the Company maintains authorized distributors that are providers of integrated cabling and network solutions that support business information and network infrastructure requirements including Accutech, Anixter and Graybar. These distributors team with customers to implement network solutions by combining a variety of customized pre- and post-sale services and products from the world’s leading manufacturers.

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

RISK FACTORS

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this document and in the information incorporated by reference into this document. Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-KSB, our Quarterly Reports on 10-QSB; and in our other filings with the Commission, including any subsequent reports filed on Forms 10-KSB, 10-QSB and 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

GENERAL BUSINESS OPERATIONS AND FINANCIAL RISKS

Risks Related to our business.

We have had a history of operating losses.

We incurred net losses of approximately $842,000 in 2003, $967,000 in 2002, $1,441,000 in 2001 and $2,034,000 in 2000. Our expenses are currently greater than our revenues. Our ability to operate profitably depends on increasing our sales and achieving sufficient gross profit margins. We cannot assure you that we will operate profitably.

We have experienced fluctuations in our revenues and this may continue in the future.

In 2001, we experienced significant declines in sales in both our Zone cabling products and metal fabrication and assembly business. We believe this decline was the result of a significant decline in capital spending in the telecommunications industry, a reduction in technology related capital spending and a general overall economic recession that has negatively affected the markets we serve. While we have seen a pick up in our revenues since 2001 from an economic recovery, there can be no assurance as to the duration and strength of such recovery and whether it will continue to positively effect our revenues.

We have a limited operating history with our zone cabling and wireless products which makes your evaluation of our business difficult.

We introduced our Zone cabling products into the commercial marketplace in January 1997 and since that date have introduced additional products including our first wireless enclosure in August 2001. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in relatively new and rapidly evolving markets. These risks include:

•	uncertain commercial acceptance of our products;

•	technological obsolescence; and

•	competition

We cannot assure you that we will succeed in addressing these risks. If we fail to do so, our revenue and operating results could be materially harmed.

Telecommunications networking products are subject to rapid technological change and to compete, we must offer products that achieve market acceptance.

The telecommunications networking industry is characterized by rapid technological change, short product life cycles and evolving industry standards. To remain competitive, we must continue to improve our existing products and offer products for new technologies which may emerge.

Our Zone cabling enclosures are designed to facilitate zone cabling of workspace environments. We believe that Zone cabling is a superior approach for growing and open office configurations or wherever frequent moves, additions and changes of telecommunications services are a factor. We can offer no assurance, however, that Zone cabling will be widely adopted by the telecommunications industry. Furthermore, the recent growth of wireless networking may adversely affect the demand for our zone cabling products.

Sales of our Zone cabling products depend upon the decision of prospective end users to undertake a network cabling or wireless networking projects which incorporate our products. Such projects are affected by a variety of factors, including the following:

•	acceptance of the benefits of zone cabling over traditional home run cabling

•	general economic conditions

•	potential technological changes such as the growth of wireless networking in the office

For these and other reasons, the sales cycle associated with the purchase of our zone cabling and wireless products can be quite lengthy and is subject to a number of significant risks, including customers’ budgeting constraints and internal acceptance reviews, that are beyond our control. Because of the lengthy sales cycle, our sales of such products are variable and can fluctuate substantially.

We depend significantly on a distributor of our zone cabling and wireless products.

Until May 2003, our zone cabling and wireless product revenues were derived from our sales to a limited number of direct customers, most of which were OEM customers and stocking distributors. In May 2003 we established Chatsworth Products, Inc. (“CPI”) as our distributor for all of our zone cabling and wireless products to customers other than OEM customers. Accordingly, we are dependent on the performance of CPI to maintain relationships with our existing customers, other than OEM customers, and establish new customers for our products. Our distribution agreement with CPI lasts until May 2008. If CPI is not successful in maintaining good relationships with our existing customers, other than OEM customers, and finding new customers for our products or experiences significant reduction, delay or cancellation of orders from any of these customers, our operating results could be materially and adversely affected.

Our failure to adequately protect our proprietary rights could adversely affect our ability to compete effectively.

We rely on a combination of patents, trademarks, non-disclosure agreements, invention assignment agreements and other security measures in order to establish and protect our proprietary rights. We have been issued four U.S. patents, which are important to our current business. We can offer no assurance that patents will issue from any of these pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect our technology. In addition, we can offer no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will adequately protect us. There can be no assurance that the measures we have taken or may take in the future will prevent misappropriation of our technology or that others will not independently develop similar products, design around our proprietary or patented technology or duplicate our products.

Risks related to ownership of our common stock.

The exercise of our outstanding stock options could adversely affect our outstanding common stock.

Our stock option plans are an important component of our compensation program for our employees and directors. At December 31, 2003, we have 7,040,202 outstanding options to purchase shares of common stock with exercise prices ranging from $0.56 to $25.00 per share. The average weighted exercise price is $5.72. Of the total outstanding, 5,591,979 are options and warrants outstanding to employees and officers/directors. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future funding through the sale of equity. The exercise of such options will dilute the percentage ownership interest of our existing stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. However, due to the wide range of exercise prices, the likelihood that all outstanding options and warrants get exercised at one time is highly unlikely.

If the price of our stock goes below $1.00 for 30 consecutive trading days, our stock could be delisted from the NASDAQ Stock Market.

Our stock is currently listed on the Nasdaq Small Cap Market. The Nasdaq Stock Market’s Marketplace Rules impose a minimum stock price of $1.00 per share for the continued listing of our stock. As of the date of this report, we are in compliance with all Nasdaq Stock Market listing requirements. If our stock price were to close below $1.00 for 30 consecutive trading days in the future we could be out of compliance and our stock would be subject to delisting if we did not achieve compliance within the 180 cure period provided in the Nasdaq Marketplace Rules. If we are delisted our stock’s liquidity would suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock’s trading price. Delisting also makes it more difficult for us to issue additional shares in order to secure additional financing.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its corporate offices at 6670 Spring Lake Road, Keystone Heights, FL 32656. The corporate offices are located at our 67,500 sq. ft manufacturing facility which is situated on 8 1/2 acres of land that we own in Northeast Florida, midway between Jacksonville and Gainesville.

ITEM 3. LEGAL PROCEEDINGS

On April 10, 2001, the Company entered into an Agreement and Plan of Merger to merge with DataWorld Solutions Inc., an unrelated entity. Subsequent to signing the agreement, the merger candidate incurred materially adverse changes in its basic business structure and operations. Pursuant to the terms of the agreement, the Company terminated the agreement and filed suit against the entity on July 11, 2001 in the 18th Judicial Circuit Court, Seminole County, Florida seeking a declaratory judgment that it properly terminated the merger agreement and damages resulting from the termination. The merger candidate counter sued for a $500,000 termination fee specified in the agreement, but which fee was payable under limited circumstances. The Company does not believe that the entity is entitled to the termination fee.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to security holders in the fourth quarter 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

The Company’s common stock trades on the NASDAQ Stock Exchange under the symbol “AATK”.

The following table sets forth quotations for the high and low closing prices for the Company’s common stock, as reported by Nasdaq, for the periods indicated below:

	High	Low	High	Low
	Year Ending December 31, 2002		Year Ending December 31, 2003
1st Quarter	$0.80	$0.53	$0.76	$0.49
2nd Quarter	$0.92	$0.46	$1.45	$0.60
3rd Quarter	$0.54	$0.33	$1.37	$0.80
4th Quarter	$0.81	$0.31	$1.34	$0.83

We have approximately 90 stockholders of record as of March 16, 2004 not including approximately 4,500 beneficial holders whose stock is held in street name. There are no contractual restrictions on our ability to pay dividends. No dividend has been declared or paid by the Company since inception. The Company does not anticipate that any dividends will be declared or paid in the future.

Recent sales of unregistered securities

On December 4, 2003 the Company issued 143,000 shares of common stock to an institutional investor for $140,000. This issuance was part of an agreement to sell a total of 365,286 shares to the investor for a total of $370,000. The balance of the shares were sold to investor on February 6, 2004. This purchase and sale was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

Equity Compensation Plan Information as of December 31, 2003

The Company makes grants of options to purchase common stock of the Company individually and pursuant to its stock option plans. The Company has also used common stock and warrants to purchase common stock to pay consultants and advisors for services and to pay broker/dealers in connection with securities offerings. The following table summarizes information about outstanding equity compensation plans as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options/warrants (a)	Weighted-average exercise price of outstanding options/warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,554,240	$2.64	5,000
Equity compensation plans not approved by security holders (2)	2,485,962	$11.36	-0-
Total	7,040,202	$5.72	5,000

(1)	Consists of options to purchase common stock pursuant to the Company’s Employee and Director Incentive Stock Option Plans and other shareholder-approved arrangements.

(2) Individual Arrangements and Arrangements not Approved by Shareholders

In June 2003 and December 2003, respectively, the Company issued 29,000 and 13,000 shares of common stock in lieu of cash to its outside legal counsel for services rendered.

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

In October 2003, the Company issued 2,000 shares of common stock to an employee as an inducement to join the Company.

In prior years the Company issued options and warrants to individuals and companies for services to the Company. Such options and warrants enable the holder to purchase common stock at a specified price and for a specified term, after which the option or warrant expires and may no longer be exercised. Reference is hereby made to Note 13 to the consolidated financial statements filed herewith for further information.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 that are made a part of this annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Revenue Recognition

The Company recognizes revenue from product sales at the time the product is shipped to the customer.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The estimate is based on management’s assessment of the collectibility of specific customer accounts and includes consideration for credit worthiness and financial condition of those specific customers. We also will review historical experience with the customer, the general economic environment and the aging of our receivables. We record an allowance to reduce the specific receivables to the amount that we reasonably believe to be collectible. Those estimates subject to potential change in the near term include allowances for doubtful accounts. Based on our historical collection experience, we currently feel our allowance for doubtful accounts ($72,000) is adequate.

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

RESULTS OF OPERATIONS

REVENUES

Total revenues increased 13.1% in 2003, primarily as the result of the 27.2% increase in our formed metal division which is attributable to an increase in orders from existing customers. Our zone cabling division decreased by 7% which is mainly attributable to the transition and training time necessitated by the Chatsworth Products, Inc. strategic alliance signed on May 9, 2003. Since our agreement with CPI provides for their undertaking the major marketing and sales efforts for the zone cabling products through their extensive sales and marketing organization, it also provides for American Access to sell products to CPI at a reduced sales price to reflect those increased responsibilities. This resulted in reduced total sales particularly in the last six months of 2003.

The Company has one customer that purchased products that represented approximately $572,000 or 10.4% and $757,000 or 15% of sales for the years ended December 31, 2003 and 2002, respectively. The customer purchased products from both American Access and Omega Metals.

	2003	2002	% change
Zone cabling	1,871,052	2,012,260	(7.0)
Formed metal	3,644,258	2,865,518	27.2

Total	5,515,310	4,877,778	13.1

COSTS AND EXPENSES

Direct costs represent costs incurred by the Company to have its products manufactured and assembled. These costs represent 72.0 % of revenues for the year 2003 and 69.8% of revenues for the year 2002. In addition to rising fuel costs for manufacturing as well as product transportation, the overall increase in direct costs is related to the mix of products during the period.

General and administrative costs represent 26.7 % of revenues for the year 2003 and 31.2% for the year 2002. The decrease in selling, general and administrative expenses for the twelve months ended December 31, 2003 is due to several factors: the reduction of amortization expense attributable to the reduction of the acquisition costs of the ultraviolet light products rights ($113,000); the decrease in the bad debt allowance (approximately $157,000); and the elimination of the rent payments for the property in Lake Mary (approximately $101,000).

The increase in compensation to officer/director/stockholders for the twelve months ended December 31, 2003 was the result of a decision on May 5, 2003, of the Compensation Committee of the Company to unanimously pass a motion to reward two officer/director/stockholders for their considerable time and effort in negotiating and executing the five-year marketing and manufacturing agreement with Chatsworth Products, Inc. After considerable discussion, it was decided to compensate the officer/director/stockholders in an amount equivalent to and in satisfaction of the outstanding loans and all accrued interest receivable from the two officer/director/stockholders as compensation. The amounts involved were $110,260 and $91,200, respectively, which was comprised of the original principal amount ($155,000) plus accrued interest ($46,460).

Other increases in compensation and related benefits are due to increases in health insurance costs (approximately $49,000) and workers compensation insurance (approximately $23,000). However, 2003 does recognize a reduction in stock-based compensation (approximately $90,000) due to granting fewer warrants/options to outside consultants during the year.

	2003	2002	% change
Costs and Expenses:
Cost of sales	3,969,878	3,404,456	16.6
Selling, general and administrative	1,472,786	1,520,078	(3.1)
Compensation and related benefits	740,034	832,085	(11.1)
Compensation to officer/director/stockholders in connection with marketing/manufacturing agreement	201,460	—	100.0
Stock-based compensation	53,687	112,368	(52.2)

	6,437,845	5,868,987

We incurred a net loss in 2003 of $842,116 compared to a net loss of $966,760 in 2002. The improvement in Loss before Other Income and Net Loss is the result of an approximate 13% increase in sales.

	2003	2002	% change
Loss before Other Income	(922,535)	(991,209)	(6.9)

Net Loss	(842,116)	(966,760)	(12.9)

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities utilized cash of $333,796 during the year ended December 31, 2003. Net cash used by operating activities during the year ended December 31, 2003 consisted primarily of net losses, increases in accounts receivable, stock purchase receivables, inventories and accounts payable. However, the cash decrease is offset by depreciation, amortization, warrants and stock issued for services, and decreases in the allowance for doubtful accounts and unearned revenues. Also impacting operating activities cash utilization is the afore-mentioned decision by the Board to award/grant compensation to officer/director/stockholders in satisfaction of the outstanding loans and interest.

Net cash utilized by investing activities for the year ended December 31, 2003 was $213,131 including our purchase of equipment ($101,660) and final payments for the acquisition of the product rights for our UV product ($100,000).

Net cash provided by financing activities was $327,530 for the year ended December 31, 2003. The Company received cash of $319,730 from investors buying stock in private agreements and $7,800 from the exercise of warrants and options.

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

In December 2003, we announced an agreement with an institutional investor to sell 365,286 shares of our common stock pursuant to a Private Investment Public Equity (“PIPE”) for $370,000, an average price of $1.01 per share. The purchase price of the shares approximated the average closing price of the stock for the 30 trading days prior to the initial close. The closing of the initial installment of 143,000 shares for $130,000 was completed December 4, 2003. On February 6, 2004, the final installment for 222,286 shares was completed and $240,000 was collected. The closing on the balance of the agreement took place after a registration statement covering the resale of the shares by the investor was declared effective by the Securities and Exchange Commission. The sale was arranged directly between the Company and the investor and no sales commission was paid or warrants issued in connection with the private placement. We believe this investment reflects the growing confidence of investors in AATK, our management and overall business strategy. The proceeds from this private placement will enable our Company to continue to fund our manufacturing expansion, increase working capital and fund general corporate purposes. In February 2004, the Company received $50,000 of the outstanding stock subscription receivable.

From January 5, 2004 through February 4, 2004, 145,000 options were exercised to purchase the Company’s common stock. Options were exercised by employees and commissioned salesmen at exercise prices ranging from $0.78 to $1.25 and the Company collected $128,300.

ITEM 7. FINANCIAL STATEMENTS

See the Company’s financial statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the date of the consolidated financial statements included in this Annual Report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended. Subsequent to the date of our management’s evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, executive officers, and key employees of the Company are as follows:

Name	Age	Position
John Presley	64	Director, President/CEO
Joseph McGuire	45	Director, CFO/Sec/Treasurer
Erik Wiisanen	60	Director, VP Marketing, Omega Metals, Inc.
Jerry J. Boyd	54	Director
Lamar Nash	57	Director
M. Scott Simpson	52	Vice President of Sales

JOHN PRESLEY has been a Director of the Company since November 1998, and President and CEO since April 12, 1999. Presley is a graduate registered professional Engineer. He graduated from the University of Florida in January of 1961 with a BSME, and attended a number of colleges for graduate work. He worked in many industries as an engineer and manager before founding Omega Metals in 1981. Omega became a wholly-owned subsidiary of the Company in November 1998.

JOSEPH MCGUIRE was appointed Chief Financial Officer and a Director on June 29, 2000. He has 15 years CFO experience, and is a CPA. From 1998 until June 2000, he was Chief Financial Officer for Hirst Investment Management, Inc.; from 1997 to 1998, CFO for MHR Fund Management; from 1995 to 1997, CFO for the Common Fund; from 1994 to 1995, CFO for Link Strategic Investors; and from 1989 to 1995, CFO for John Henry & Co., Inc. Prior to 1989, he held management positions with Dean Witter Reynolds, Paine Webber, Inc., and Price Waterhouse. He is a 1980 graduate of the University of Notre Dame.

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

JERRY J. BOYD joined the Board of Directors and was appointed Chairman of the Board’s Audit Committee in June 2002. Mr. Boyd earned a Bachelor’s of Science degree in Accounting from the University of Kentucky in 1971 and a Master’s of Business Administration from the University of Montana in 1996. He is a Certified Public Accountant in Florida, Montana, and Maryland, and is a member of the American Institute of Certified Public Accountants and Florida Institute of Certified Public Accountants. He is the current owner of Draper & Boyd CPA, PA in Keystone Heights, FL, and has owned accounting firms in Montana and Florida since 1981. From 1976-1981 he was an accountant for regional accounting firms in Virginia and Montana. He served as auditor for the U.S. Army Audit Agency from 1971-1976 and was a visiting instructor in accounting for two semesters at the University of Montana and Flagler College in Florida.

LAMAR NASH joined the Board of Directors and Audit Committee in January 2003. He had been an Advisory Committee member from November 2001 through December 2002. Nash currently serves as director of business development for Barton Malow Company’s Southern Region. The construction company, ranked in the top 20 of construction companies worldwide, has annual revenues exceeding $1.2 billion. Nash is a former vice president and corporate marketing officer of The Haskell Company, a top 100 design-build firm. He also served as interim executive director of the Foundation for Integrated Services, an affiliate of Design-Build Institute of America. He is former chairman and current director of Florida First Capital Finance Corporation; past president of Florida Economic Development Council; and former staff director of the Jacksonville, Florida Chamber of Commerce Committee of 100. In addition, Nash has co-owned a small business with annual sales of $5 million. He is a member of Industrial Asset Management Council, Georgia Economic Developers Association and a licensed real estate broker. He is a 1969 graduate of the University of Florida.

M. SCOTT SIMPSON was appointed vice president of sales in August 2003. Mr. Simpson brings 26 years of experience in communications technology to the Company, including a member of the AATK sales team since March 2002 and as a spokesman for the Company at the 2002 Orlando BICSI conference. Simpson oversees all aspects of the Company’s zone cabling and wireless enclosure sales effort, including the integration of AATK product sales with the Chatsworth Products sales team. He also leads the AATK sales efforts for all OEM account management. Mr. Simpson has been involved with zone cabling during his years as District Sales Manager for Tyco’s AMP division (1992-1999), and his recent prior position as National Accounts Manager for GE Supply (2001). Mr. Simpson is a Registered Communications Distribution Designer and a member of Building Industry Consulting Services International (BICSI).

Our directors are elected for a one-year term at our annual shareholders’ meeting. Vacancies may be filled by the Board of Directors until the next annual meeting.

John Presley, President and Director, is the brother-in-law of Erik Wiisanen, Vice President of Marketing for Omega Metals, Inc. and a Director of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than 10% shareholders are required by the Commission’s regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of Forms 3, 4 and 5 received by the Company, or written representations from certain reporting persons, the Company believes, during the fiscal year ended December 31, 2003, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were satisfied other than reports by certain officers and directors of the grant of stock purchase options.

Director Independence

The Board has determined that Directors Jerry J. Boyd and Lamar Nash are independent within the NASDAQ Stock Market’s director independence standards.

Audit Committee Financial Expert

The Board has determined that Directors Jerry J. Boyd is an audit committee financial expert as defined by Item 401(e)(2) of Regulation S-B of the Securities exchange Act of 1934. However, Mr. Boyd is not independent within the meaning of Item 7(d)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

The Company has adopted a code of business conduct and ethics for its directors, officers and management employees. Such code is filed as Exhibit 14 to this Form 10-KSB and is available to shareholders at no charge from: Joseph F. McGuire, Chief Financial Officer, 6670 Spring Lake Road, Keystone Heights, FL 32656.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (1)

The following table summarizes compensation paid to the Company’s president/chief executive officer in 2003 and the other officers who earned $100,000 or more in 2003 (the “named executive officers”) as well as their compensation in 2002 and 2001.

Name and Position	Year	Total Income		Bonus	All other Compensation(2)	Long term compensation- Number of securities underlying options (3)
John E. Presley, President/CEO	2003 2002 2001	$ $ $	175,000 175,000 175,000	— — —	$111,980 — —	130,000 460,000 526,019

Erik Wiisanen Vice President Omega Metals	2003 2002 2001	$ $ $	125,000 125,000 125,000	— — —	$94,187 — —	130,000 455,000 521,018

Joseph F.McGuire Chief Fin’l Officer	2003 2002 2001	$ $ $	120,000 120,000 115,000	$10,000 — —	— — —	130,000 210,000 293,333

(1)	The columns for “Other Annual Compensation”, “Restricted Stock Awards” and “LTP Payouts” have been omitted because there is no such compensation to be reported.
(2)	As a result of a decision by the Board prior to the due date, both outstanding loans and accrued interest have been cancelled and in satisfaction of compensation.
(3)	Represents options to acquire shares of common stock granted to such named executive officers.

OPTIONS GRANTS IN LAST FISCAL YEAR

(Individual Grants)

The following information sets forth the individual grants of stock options to the Company’s named executive officers in the above table in the fiscal year ended 2003. No stock appreciation rights were granted during 2003.

Name	Number of Securities Underlying Options Granted		% of Total Options Granted Employees in Fiscal Yr.(4)	Exercise Price		Expiration Date
John E. Presley	30,000 100,000	(1) (2)	21%	$ $	1.13 1.13	Dec. 22, 2008 Dec. 22, 2008

Erik Wiisanen	30,000 100,000	(1) (2)	21%	$ $	1.13 1.13	Dec. 22, 2008 Dec. 22, 2008

Joseph F. McGuire	30,000 100,000	(1) (2)	21%	$ $	1.13 1.13	Dec. 22, 2008 Dec. 22, 2008

(1)	Options issued under the amended 2000 Director Stock Option Plan.
(2)	Options issued under the amended 2000 Employee Stock Option Plan.
(3)	Percentages are based on a total of 620,000 options granted to employees in 2003.

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

AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR and FY-END OPTIONS VALUES

The following table sets forth the number of stock options exercised by the named executive officers in the above table during the last completed fiscal year. No options were exercised in such year. The stock price of the Company was $1.34 at December 31, 2003. There were no stock appreciation rights held or exercised by the named executive officers.

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End(1)	Value of Unexercised In-The-Money Options At FY-End(1)
John E. Presley	—0—	—0—	1,908,019	$284,634
Erik Wiisanen	—0—	—0—	1,377,888	$281,833
Joseph F. McGuire	—0—	—0—	733,333	$199,633

(1)	All of such options are exercisable in full as of December 31, 2003.

DIRECTOR COMPENSATION

Directors are paid $500 for meetings attended at our corporate headquarters and $250 for telephonic meetings. All travel and lodging expenses associated with directors’ meetings are reimbursed by the Company.

On December 21, 2001, the shareholders voted to amend the 2000 Directors Stock Option Plan to increase the shares funding the plan from 300,000 to 600,000. The plan was originally adopted in June 2000 as incentive for continued and future service. Each director is awarded 50,000 options to purchase the Company’s stock with additional shares granted for service on committees, automatically renewable each year.

The grants of options to Directors in 2003 are as follows. The amounts to Messrs. Presley, Wiisanen and McGuire are also included in the summary compensation tables above.

Name	Number of Securities Underlying Options/SARs Granted	Exercise Price		Expiration Date
John E. Presley, President/CEO	30,000		$1.13	Dec. 22, 2008
Erik Wiisanen Vice President Omega Metals	30,000		$1.13	Dec. 22, 2008
Joseph F. McGuire Chief Fin’l Officer	30,000		$1.13	Dec. 22, 2008
Jerry J. Boyd Director	30,000		$1.13	Dec. 22, 2008
Lamar Nash Director	30,000 30,000	$ $	0.78 1.13	Jan. 1, 2008 Dec. 22, 2008

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2003, the beneficial ownership of the Company’s Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company’s Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group.

Name and Address of Shareholder	Number of Shares		Percent of Class
John E. Presley 6689 Shands Road Keystone Heights, Florida 32656	2,021,254	(1)(2)	24.62%

Erik Wiisanen 6689 Shands Road Keystone Heights, Florida 32656	1,491,123	(1)(2)	19.42%

Joseph F. McGuire 6670 Spring Lake Road Keystone Heights, Florida 32656	750,333	(1)	10.67%

Jerry J. Boyd P.O. Box 1149 Keystone Heights, Florida 32656	96,900	(1)	1.51%

Lamar Nash 111 Riverside Avenue Jacksonville, FL 32202	85,000	(1)	1.33%

M.S. Farrell, Inc. 67 Wall Street New York, NY 10005	495,910	(1)	7.30%

M. Scott Simpson 6670 Spring Lake Road Keystone Heights, Florida 32656	47,500	(1)	0.75%

All directors and officers as a group (6 persons)	4,492,110		42.59%

Based upon 6,301,129 shares outstanding on December 31, 2003.

(1)	Includes options or warrants to purchase common stock which are exercisable as of December 31, 2003 as follows:

NAME	$0.78 Options	$1.00 Options	$1.13 Options	$1.25 Options	$1.75 Warrants	$2.25 Warrants	$5.67 Options	$8.00 Warrants	$22.00 Warrants	Total
John E. Presley	160,000	493,334	130,000	*	*	664,685	160,000	150,000	150,000	1,908,019
Erik Wiisanen	155,000	493,333	130,000	*	*	444,555	155,000	*	*	1,377,888
Joseph F. McGuire	160,000	243,333	130,000	*	*	150,000	50,000	*	*	733,333
Jerry J. Boyd	65,000	*	30,000	*	*	*	*	*	*	95,000
Lamar Nash	30,000	*	30,000	*	25,000	*	*	*	*	85,000
M. Scott Simpson	10,000	*	*	37,500	*	*	*	*	*	47,500

NAME	$2.25 warrants	$4.75 warrants	$5.61 warrants	$6.00 warrants	$10.00 warrants	$11.00 warrants	$25.00 warrants	Total
M.S. Farrell	82,000	100,000	10,160	100,000	100,000	100,000	3,750	495,910

(2) Includes 64,000 shares owned by the Company’s Profit Sharing Plan. Messrs. Presley and Wiisanen exercise shared voting and investment power with respect to such shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May and June 2000, the Company authorized loans to two directors, John E. Presley and Erik Wiisanen, who also are officers and stockholders of the Company or its subsidiaries, and who collateralized the loans with personal assets unrelated to these transactions. The collateralized loans were to enable these directors to cover margin calls precipitated by a drop in the price of the Company’s common stock. On May 31, 2000, the two directors (one of whom is the Company’s president) each executed a promissory note and security agreement for $75,000 and $60,000 respectively, payable on or before December 31, 2000, with interest at 10%. In October 2000, the two directors executed additional promissory notes with identical terms for $10,000 each, payable on or before April 30, 2001. Each of these notes was extended to June 30, 2003. Interest has accrued, but no interest has been paid on the notes receivable since inception. Pursuant to the Sarbanes-Oxley Act of 2002, enacted in July 2002, these notes receivable cannot be amended or extended in any way and must be satisfied when due, June 30, 2003.

On May 5, 2003, of the Compensation Committee of the Company met to unanimously pass a motion to reward the officer/director/stockholders for their considerable time and effort in negotiating and executing the five-year marketing and manufacturing agreement with Chatsworth Products, Inc. After considerable discussion, it was decided to compensate the officer/director/stockholders in an amount equivalent to and in satisfaction of the outstanding loans and all accrued interest receivable from the two officer/director/stockholders as compensation. The amounts involved were $110,260 and $91,200, respectively, which was comprised of the original principal amount ($155,000) plus accrued interest ($46,460).

All related party transactions are required to be reviewed and approved by an independent body of the Board of Directors composed solely of independent directors as defined in NASDAQ Rule 4350(d)(2)(A).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

See exhibits index immediately following the signature page. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

(b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarterly period ended December 31, 2003.

October 14, 2003…Press release announcing Preliminary Sales for the nine and three months ended September 30, 2003 under Items 7 and 12.

November 6, 2003…Press release announcing Financial Results for the nine and three months ended September 30, 2003 under Items 7 and 12.

December 17, 2003…Reporting sale of shares and issuance of a press release under Item 5.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rachlin Cohen & Holtz LLP (“Rachlin”) has audited the Company’s financial statements annually since the Company’s inception in 1996.

Fees related to services performed by Rachlin in 2003 and 2002 were as follows

	2003	2002
Audit Fees (1)	$62,466	66,361
Audit-Related Fees	-0-	-0-
Tax Fees (2)	5,000	17,214
All Other Fees	-0-	-0-

Total	$67,466	83,575

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

The Audit Committee, comprised of Jerry J. Boyd (Chairman), Lamar Nash and Joseph F. McGuire, has reviewed and discussed with the Company’s management and Rachlin Cohen & Holtz LLP the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-KSB for the Company’s 2003 fiscal year. The Audit Committee has also discussed with Rachlin Cohen Holtz LLP the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Rachlin Cohen & Holtz LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Rachlin Cohen & Holtz LLP its independence from the Company.

The Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-KSB for its 2003 fiscal year for filing with the SEC.

Audit Committee’s Pre-Approval Policies

The Audit Committee’s policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company’s independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee.

The Audit Committee pre-approved all of Rachlin’s fees described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ACCESS TECHNOLOGIES, INC.

By	/s/ John E. Presley
John E. Presley
President/Chief Executive Officer
Date:	March 16, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John E. Presley John Presley	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2004

/s/ Joseph F. McGuire Joseph McGuire	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	March 16, 2004

/s/ Erik Wiisanen Erik Wiisanen	Vice President Omega Metals and Director	March 16, 2004

/s/ Jerry J. Boyd Jerry J. Boyd	Director	March 16, 2004

/s/ Lamar Nash Lamar Nash	Director	March 16, 2004

EXHIBIT INDEX

•	3(a) Amended and Restated Articles of Incorporation of the Registrant (Incorporated by Reference to Exhibit 3(a) to Amendment No. 1 to Registrant’s Registration Statement of Form SB-2 – File No. 333-43589.)

•	3(b) Bylaws of the Registrant (Incorporated by Reference to Exhibit 3(b) to Amendment No. 1 to Registrant’s Registration Statement of Form SB-2 – File No. 333-43589.)

•	3(c) Form of $8 Stock Purchase Warrant expiring February 11, 2000 (Incorporated by Reference to Exhibit 3(c) to Amendment No. 1 to Registrant’s Registration Statement of Form SB-2 – File No. 333-43589.)*

•	3(e) Articles of Amendment to Articles of Incorporation (Incorporated by Reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10Q-SB for quarter ended September 30, 1998.)

•	3(f) Form of Stock Purchase Warrant expiring October 14, 2003 (Incorporated by Reference to Exhibit 3(f) to Amendment No. 1 to Registrant’s Registration Statement on Form SB-2A File No. 333-68791.

•	8.1 Consulting Agreement dated August 28, 1997 between Registrant and Steve R. Jones. (Incorporated by Reference to Exhibit 8.6 to Amendment 1 to Registrant’s Registration Statement of Form SB-2 – File No. 333-43589.)

•	8.2 Agreement and Plan of Reorganization dated November 11, 1998 relating to the acquisition of Omega Metals, Inc. (Incorporated by Reference to Exhibit 2.1 to Registrant’s Form 10Q-SB for the Quarter ended September 30, 1998.)

•	8.3 Employee 2000 Stock Option Plan. (Incorporated by Reference to Exhibit 8.16 to Registrant’s Form 10K-SB as filed April 20, 2000.)*

•	8.4 Directors 2000 Stock Option Plan. (Incorporated by Reference to Exhibit 8.17 to Form 10K-SB as filed April 20, 2000.)*

•	8.5 Promissory note executed by director and officer-employee Erik Wiisanen. (Incorporated by reference to Exhibit 8.11 to Registrant’s Form 10Q-SB filed August 15, 2000.)*

•	8.6 Promissory note executed by director and officer-employee John Presley. (Incorporated by reference to Exhibit 8.12 to Registrant’s Form 10Q-SB filed August 15, 2000.)*

•	8.7 Promissory note executed by director and officer-employee Bobby Story. (Incorporated by reference to Exhibit 8.13 to Registrant’s Form 10Q-SB filed August 15, 2000.)

•	8.8 Promissory note executed by Bobby Story for pledge of common stock. (Incorporated by reference to Exhibit 8.14 to Registrant’s Form 10Q-SB filed August 15, 2000.)

•	8.9 Management With Option to Purchase Agreement executed March 28, 2001, for the management and future sale of the Company’s subsidiary, Zonecabling.com, Inc. (Incorporated by reference to Exhibit 8.29 to Registrant’s Form 10K-SB filed April 2, 2001.)

•	8.10 Employment Agreement executed by John Presley on April 9, 2001. (Incorporated by reference to Exhibit 10-1 to the Registrant’s Form 8-K, filed April 20, 2001.)*

•	8.11 Employment Agreement executed by Erik Wiisanen on April 9, 2001. (Incorporated by reference to Exhibit 10-2 to the Registrant’s Form 8-K, filed April 20, 2001.)*

•	8.12 Employment Agreement executed by Joseph McGuire on April 9, 2001. (Incorporated by reference to Exhibit 10-3 to the Registrant’s Form 8-K, filed April 20, 2001.)*

•	8.13 Agreement and Plan of Merger with DataWorld Solutions executed April 10, 2001. (Incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K, filed April 20, 2001.)

•	8.14 Agreement for the Acquisition of Product Rights from Bill Sherer Corp. and Bill Sherer, executed January 11, 2002. (Incorporated by reference to Exhibit 8.23 to the Registrant’s Form 10K-SB, filed March 29, 2002.)

•	8.15 Amendment of the Agreement for the Acquisition of Product Rights from Bill Sherer Corp. and Bill Sherer, executed October 1, 2002. (Incorporated by reference to Exhibit 22 to the Registrant’s Form 10K-SB, filed March 28, 2003.)

•	8.16 Employment Agreement executed by John Presley on May 2, 2002. (Incorporated by reference to Exhibit 23 to the Registrant’s Form 10K-SB, filed March 28, 2003.)*

•	8.17 Employment Agreement executed by Erik Wiisanen on May 2, 2002. (Incorporated by reference to Exhibit 24 to the Registrant’s Form 10K-SB, filed March 28, 2003.)*

•	8.18 Employment Agreement executed by Joseph McGuire on May 2, 2002. (Incorporated by reference to Exhibit 25 to the Registrant’s Form 10K-SB, filed March 28, 2003.)*

•	8.19 Amended 2000 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)*

•	8.20 Amended 2000 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)*

•	8.21 Manufacturing and Marketing Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (portions omitted pursuant to a request for confidentiality.) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)

•	8.22 Stock Purchase and Sale Agreement dated May 8, 2003 between registrant and Chatsworth Products Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)

•	8.23 Standstill Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)

•	14 Code of Ethics.

•	21 Subsidiaries of the Small Business Issuer.

•	23 Consent of Auditors

•	31 Section 302 Certifications of the Chief Executive Officer and Chief Financial Officer.

•	32.1 Section 1350 Certification of the Chief Executive Officer.

•	32.2 Section 1350 Certification of the Chief Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement.

AMERICAN ACCESS TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

American Access Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of American Access Technologies, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Access Technologies, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

As more fully discussed in Note 2 to the consolidated financial statements, the Company is subject to certain risk factors and uncertainties.

RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida

February 6, 2004

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

2003
ASSETS
Current Assets:
Cash and cash equivalents	$283,939
Investment securities	412,234
Accounts receivable, net of allowance of $72,000	1,152,519
Stock subscriptions receivable	100,000
Inventories	1,118,887
Prepaid expenses and other current assets	51,706
Note receivable, other, net of allowance of $361,562	—

Total current assets	3,119,285

Property, Plant and Equipment	2,800,136
Intangible Assets	150,250

Total assets	$6,069,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$396,374
Accrued expenses	89,375
Deferred revenue	61,669

Total current liabilities	547,418

Commitments, Contingencies, Other Matters and Subsequent Events	—

Stockholders’ Equity:
Common stock, $.001 par value; authorized 30,000,000 shares; issued and outstanding 6,301,129 shares	6,301
Additional paid-in capital	14,163,355
Deficit	(8,629,128)
Deferred stock-based compensation	(18,275)

Total stockholders’ equity	5,522,253

Total liabilities and stockholders’ equity	$6,069,671

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Net Sales
Formed metal	$3,644,258	$2,865,518
Zone cabling termination cabinet	1,871,052	2,012,260

	5,515,310	4,877,778

Costs and Expenses:
Cost of sales	3,969,878	3,404,456
Selling, general and administrative	1,472,786	1,520,078
Compensation and related benefits	740,034	832,085
Compensation to officer/director/stockholders in connection with marketing/manufacturing agreement	201,460	—
Stock-based compensation	53,687	112,368

	6,437,845	5,868,987

Loss Before Other Income (Expense)	(922,535)	(991,209)

Other Income (Expense):
Interest income	20,084	40,837
Other income	48,328	34,840
Realized and unrealized gain (loss) on investments	12,007	(51,228)

	80,419	24,449

Net Loss	(842,116)	(966,760)

Net Loss Per Common Share - Basic and Diluted	$(.14)	$(.17)

Weighted Average Common Shares Outstanding	6,001,747	5,851,748

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital		Treasury Stock	Deferred Stock-Based Compensation	Stock Subscription Receivable
	Common Stock			Deficit				Total
	Shares	Amount
Balance, December 31, 2001	5,846,870	$5,847	$13,606,551	$(6,820,252)	$(1,500)	$—	$(270)	$6,790,376

Year Ended December 31, 2002:
Warrants granted for services	—	—	92,368	—	—	—	—	92,368
Stock issued for services	31,542	32	29,968	—	—	—	—	30,000
Treasury stock purchased	—	—	—	—	(25,100)	—	—	(25,100)
Return and retirement of treasury stock	(34,800)	(35)	(26,565)	—	26,600	—	—	—
Net loss	—	—	—	(966,760)	—	—	—	(966,760)

Balance, December 31, 2002	5,843,612	$5,844	$13,702,322	$(7,787,012)	$—	$—	$(270)	$5,920,884

Year Ended December 31, 2003:
Write-off of stock subscription receivable	—	—	(270)	—	—	—	270	—
Sale of common stock in private placements	358,517	358	379,642	—	—	—	—	380,000
Exercise of warrants	10,000	10	7,790	—	—	—	—	7,800
Warrants granted for services	—	—	11,931	—	—	—	—	11,931
Common stock issued for services	44,000	44	23,285	—	—	—	—	23,329
Common stock issued as compensation	45,000	45	38,655	—	—	(38,700)	—	—
Amortization of deferred compensation	—	—	—	—	—	20,425	—	20,425
Net loss	—	—	—	(842,116)	—	—	—	(842,116)

Balance, December 31, 2003	6,301,129	$6,301	$14,163,355	$(8,629,128)	$—	$(18,275)	$—	$5,522,253

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Cash Flows from Operating Activities:
Net loss	$(842,116)	$(966,760)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	419,569	536,456
Warrants and stock issued for services	53,687	114,255
Compensation to directors/officers and stockholders in satisfaction of notes and interest receivable	201,460	—
Realized and unrealized (gains) losses on investments	(12,007)	51,001
Provision (credit) for doubtful accounts and notes receivable	(166,000)	163,000
Loss on abandonment of equipment	—	8,199
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(54,776)	(58,313)
Accrued interest receivable	(9,897)	(15,500)
Inventories	(143,218)	(268,116)
Prepaid expenses and other current assets	31,160	6,072
Increase (decrease) in:
Accounts payable and accrued expenses	281,073	(237,913)
Deferred revenue	(92,731)	154,400

Net cash and cash equivalents used in operating activities	(333,796)	(513,219)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(101,660)	(568,139)
Acquisition of product rights	(100,000)	(75,000)
Increase in patent costs	(11,471)	(12,060)
Decrease in other assets	—	7,230
Purchase of investment securities	—	(400,000)
Proceeds from sale of investments	—	1,740,868

Net cash and cash equivalents provided by (used in) investing activities	(213,131)	692,899

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of related costs	319,730	—
Proceeds from exercise of warrants	7,800	—
Acquisition of treasury stock	—	(25,101)

Net cash and cash equivalents provided by (used in) financing activities	327,530	(25,101)

Net Increase (Decrease) in Cash and Cash Equivalents	(219,397)	154,579
Cash and Cash Equivalents, Beginning	503,336	348,757

Cash and Cash Equivalents, Ending	$283,939	$503,336

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

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

On October 2, 1998, the previously amended Articles of Incorporation were further amended to provide for the issuance of 60,000 shares of Series A 10% Senior Convertible Preferred stock. During November, 1998, the Company completed a $5,000,000 private placement of 50,000 shares of its Series A 10% Senior Convertible Preferred Stock, par value of $.001 per share, at $100.00 per share. During 1999 and 2000, holders of the Series A Preferred stock converted 50,000 of the Series A Preferred shares into 505,515 common shares. At December 31, 2003 and 2002, there was no preferred stock issued and outstanding.

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

Dolphin Acquisition Corporation, a wholly-owned subsidiary of the Company, incorporated in April 2001, was formed as a part of an agreement and plan of merger with an unrelated entity. The Company terminated the agreement and plan of merger on July 2, 2001 and is currently involved in litigation with the entity (see Note 14). Dolphin Acquisition Corporation has been dissolved effective October 10, 2002.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The financial statements and related disclosures are prepared in conformity with principles generally accepted in the United States. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include, among others, assessing the collectibility of accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, and useful lives and impairment of tangible and intangible assets.

Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Those estimates subject to potential change in the near term include allowances for doubtful accounts and notes receivable.

Revenue Recognition

The Company recognizes revenue from product sales at the time the product is shipped to the customer.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Investment Securities

The Company classifies its investment securities in one of three categories: trading, available for sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity are those securities as to which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available for sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized costs, adjusted for the amortization or accretion of premiums and discounts.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities (Continued)

Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis. A decline in the market value of any available for sale or held-to-maturity security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in securities, accounts receivable and notes receivable.

Cash and Cash Equivalents

The Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. At December 31, 2003, the Company had deposits in excess of federally insured limits of approximately $163,000. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

In addition, the Company maintains an investment account with a financial institution which is not insured by the FDIC. These funds, which were invested primarily in mutual funds at December 31, 2003, may be subject to insurance by SIPC, Securities Investor Protection Corporation, subject to various limitations. At December 31, 2003, there were no significant amounts held in this account.

Notes and Trade Accounts Receivable

Notes and trade accounts receivable are recorded at net realizable value. The Company records interest income on interest-bearing loans receivable using an appropriate rate of interest over the life of the loan. Related fees and/or costs are deferred and amortized over the life of the loan using the interest method.

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

Non-Accrual and Past Due Notes and Trade Accounts Receivable

Interest income accruals are suspended for interest-bearing loans receivable that are in default during the period of time that collectibility is uncertain. Payments received on nonaccrual loans are first applied against any accrued interest balance outstanding. Once collectibility is considered to be certain, interest income accruals are resumed.

Delinquent notes and trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. Notes and trade accounts receivable are considered to be past due and placed on delinquent status based on contractual terms, as well as how frequently payments are received, on an individual account basis.

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

Patents

The Company has capitalized certain incremental costs incurred related to acquiring four patents on the Company’s products. The Company holds four patents that were finalized and issued by the United States Patent Department. The Company amortizes the cost of patents over the patents’ estimated useful lives, 18 years.

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

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $26,000 and $37,000, respectively, for the years ended December 31, 2003 and 2002.

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

Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated life of its intangible and other long-lived assets or whether the remaining balance of its intangible and other long-lived assets should be evaluated for possible impairment. If and when such factors, events or circumstances indicate that intangible or other long-lived assets should be evaluated for possible impairment, the Company will determine the fair value of the asset by making an estimate of expected future cash flows over the remaining lives of the respective assets and compare that fair value with the carrying value of the assets in measuring their recoverability. In determining the expected future cash flows, the assets will be grouped at the lowest level for which there is cash flow, at the operating subsidiary level.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash and cash equivalents, investment securities, notes receivable and product right obligation. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” an Interpretation of ARB 51. This statement requires under certain circumstances consolidation of variable interest entities (primarily joint ventures and other participating activities). The Company has not yet evaluated the impact of this pronouncement on the Company.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument consists of obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective from the start of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 became effective during the third quarter of 2003 and did not have a material impact on the Company’s results of operations or financial position.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 as it relates to the transition by an entity to the fair value method of accounting for stock-based employee compensation. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not have a significant impact on the Company’s financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of SFAS No. 5, 57, and 107 and rescission of SFAS Interpretation No. 34. This statement addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The adoption of this statement did not have a significant impact on the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 became effective in the first quarter of 2003 and did not have a significant impact on the results of operations or financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001 and for interim periods within these fiscal years, requires testing for recoverability of long-lived assets whenever events or circumstances indicate that the carrying value may not be recoverable. An impairment loss shall be recognized when the carrying value of a long-lived asset exceeds its fair value. The adoption of SFAS No. 144 did not have a material effect on the consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The statement addresses accounting for and reporting obligations relating to the retirement of long lived assets by requiring that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of SFAS No. 143 did not have a material effect on the consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

Also in June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires companies to account for goodwill and other intangibles in the following manner. Intangible assets which are acquired shall be recognized and measured based on fair value. Recognized intangible assets are to be amortized over their useful life. Goodwill and intangible assets determined to have an indefinite life are not amortized. Intangible assets that are not amortized and goodwill shall be tested for impairment annually. The provisions of SFAS No. 142 were applied by the Company in 2002. The adoption of SFAS No. 142 did not have a material effect on the consolidated financial statements.

Reclassifications

Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. Commencing with the first quarter 2003, certain amounts have been reclassified to cost of goods sold from selling, general and administrative costs and the comparable amounts from the prior year have been reclassified.

NOTE 2. SUMMARY OF CERTAIN RISK FACTORS AND OTHER MATTERS

Profitability and Liquidity

As of December 31, 2003, the Company reflected stockholders’ equity of approximately $5,500,000. However, the Company has incurred net losses of approximately $842,000 in 2003 and $967,000 in 2002, and has an accumulated deficit of approximately $8,629,000 at December 31, 2003. The Company’s ability to achieve sustained profitable operations is dependent on continuing to achieve sales growth through expansion of sales and marketing efforts. Management believes that cash flows from operations and additional financing available from other sources will be sufficient to fund operations. There is no assurance that such events will occur.

NASDAQ Listing

On certain occasions during 2002 and 2003, staff of the NASD notified the Company that the bid price of its common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days and, as a result, did not comply with Marketplace Rule 4310(c)(4) (the “Rule”). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), the Company was provided additional time to regain compliance with the Rule. On each occasion, the Company was able to regain compliance with the Rule.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 2. SUMMARY OF CERTAIN RISK FACTORS AND OTHER MATTERS (Continued)

Significant Related Party Transactions

The Company has entered into several significant related party transactions in current and prior years with current and former officers and directors. See Notes 5, 7, 13 and 14 for further information regarding these transactions.

Pending Litigation

The Company is involved in certain pending litigation as to which it cannot predict the outcome with any certainty (see Note 14).

NOTE 3. INVESTMENT SECURITIES

All marketable securities are deemed by management to be trading and are reported at fair value with net unrealized gains or losses reported on the consolidated statement of operations. Realized gains and losses are recorded based on the specific identification method. For the year ended December 31, 2003, net unrealized gain was approximately $12,000. The carrying amount of the Company’s investments at December 31, 2003 is shown below:

	Cost	Fair Value
Variable annuity contract	$400,000	$412,234

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

On October 1, 2002, the Company amended the agreement for the purchase of the products rights. The Company paid $25,000 in cash over five quarters ($125,000 in total) commencing November 1, 2002 and ending November 1, 2003, in addition to the previous one-time cash payment of $50,000 and forgiveness of approximately $133,000 in outstanding accounts receivable. In exchange for the cash payments, the Company did not issue $500,000 of restricted American Access Common Stock plus 5% interest earned which was also payable in stock that, pursuant to the original agreement, could have been requested at any time after January 11, 2003 through January 11, 2007. The amendment reduced the purchase price of the product rights by $375,000 to a total of $308,000. The reduction in the purchase price and the remaining outstanding liability has been reflected in the accompanying consolidated balance sheet (see Note 6).

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 5. NOTES RECEIVABLE

Compensation to Officer/Director/Stockholders in Satisfaction of Notes Receivable

In May and June 2000, the Company authorized loans to two officers, who also were directors and major stockholders of American Access or its subsidiaries, and who collateralized the loans with personal assets unrelated to these transactions. The collateralized loans were to enable these directors/officers to cover margin calls precipitated by a decline in the price of the Company’s common stock. On May 31, 2000, the two officer/director/stockholders (one of whom is the Company’s president) each executed a promissory note and security agreement for $75,000 and $60,000 respectively, payable on or before December 31, 2000, with interest at 10%. In October 2000, the two officer/director/stockholders executed additional promissory notes with identical terms for $10,000 each, payable on or before April 30, 2001. Each of these notes was extended to June 30, 2003. No interest has been paid on the notes receivable since inception.

On May 5, 2003, the Compensation Committee of American Access Technologies, Inc. met and unanimously passed a motion to reward the two officer/director/stockholders for their considerable time and effort in negotiating and executing the five-year marketing and manufacturing agreement with Chatsworth Products, Inc. (see Note 7). After considerable discussion, it was decided to compensate the officer/director/stockholders in an amount equivalent to and in satisfaction of the outstanding loans and all accrued interest receivable from the two officer/director/stockholders as compensation. The amounts involved were $110,260 and $91,200, respectively, which was comprised of the original principal amount ($155,000) plus accrued interest ($46,460).

Note Receivable, Other

The Company instituted litigation against the debtor and personal guarantor for default in payment of a promissory note of $325,000, with accrued interest in excess of approximately $36,000 at December 31, 2000. The original promissor assigned its obligations with written consent of the Company, after the Company filed a lawsuit for default of the original note of $500,000 plus 15% interest, of which approximately $63,000 was unpaid at December 31, 1999. Although the debtor paid an initial cash payment of $250,000, its obligations of $325,000 plus $36,562 in interest were in default at October 31, 2000. No additional interest has been recorded after that date because of uncertainty of collectibility. The Company is attempting to negotiate a settlement agreement with the debtor and the note’s guarantor. An allowance for doubtful collectibility of the total outstanding principal balance, as well as all accrued interest, has been recorded as of December 31, 2003.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE	6. INTANGIBLE ASSETS

	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net
Patents	18	$103,619	$19,720	$83,899
Product rights (see Note 4)	3	308,000	241,649	66,351

		$411,619	$261,369	$150,250

Amortization expense for the years ended December 31, 2003 and 2002 was approximately $70,000 and $183,000, respectively.

Estimated Amortization Expense:
For the year ending December 31,
2004	$71,600
2005	7,000
2006	7,000
2007	7,000
2008	7,000

$99,600

NOTE 7. STOCK SUBSCRIPTIONS RECEIVABLE

On May 8, 2003, the Company entered into a five-year marketing and manufacturing agreement with Chatsworth Products Inc.(“CPI”). The Company agreed to issue and sell 215,517 shares of American Access Common Stock to CPI. In consideration for the shares, CPI agreed to pay to the Company, in cash, a purchase price of $1.16 per share for the Shares, for an aggregate purchase price of $250,000, payable as follows: $50,000 upon the Initial Closing and four (4) additional installments of $50,000 each at subsequent 90-day intervals following the Initial Closing. On February 3, 2004, the third $50,000 installment was collected.

On December 2, 2003, the Company agreed to sell 365,286 shares of common stock to an institutional investor in a Private Investment Public Equity transaction for $370,000, an average price of $1.01 per share. The selling price of the shares approximated the average closing price for the 30 trading days prior to the initial close. The closing of the initial installment of 143,000 shares for $130,000 was completed on December 4, 2003. On February 6, 2004, the final installment of $240,000 was collected and the remaining 222,286 shares were issued. The February 2004 closing on the balance of the agreement took place after a registration statement covering the resale of the shares by the investor was declared effective by the Securities and Exchange Commission. The sale was arranged directly between the Company and the investor and no sales commissions were paid or warrants issued in connection with this transaction.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 7. STOCK SUBSCRIPTIONS RECEIVABLE (Continued)

During June 1999, an individual affiliated with the investment banking firm involved in the Company’s registration as a public company, exercised options to purchase 270,000 shares of Company common stock at $8.00 per share for a total of $2,160,000. The Company accepted as payment for these shares three notes receivable totaling $2,160,000. The notes receivable, as amended, were due on December 31, 2001, and bore interest at 10%. The Company could have required the notes be paid in full sooner if the Company stock price equaled or exceeded $35 (the market price of the Company’s common stock was $1.34 at December 31, 2003).

The Company had recorded the exercise of these warrants, net of an allowance, by increasing common stock outstanding and increasing stock subscriptions receivable, a separate component of stockholders’ equity. In 2003, the Company wrote off the remaining balance of the note as uncollectible. The interest earned on the notes receivable has been recorded as an increase in stockholders’ equity rather than included in operations, because the transaction giving rise to the notes was an equity transaction. No interest was recorded in 2001 through 2003 due to uncertainty of collectibility. The balance as of December 31, 2003 was as follows:

Notes receivable	$2,160,000
Accrued interest receivable	551,978
2,711,978
Balance written off to allowance for doubtful collectibility	(2,711,978)

$—

NOTE 8. INVENTORIES

Raw materials	$756,113
Work-in-process	34,784
Finished goods	327,990

$1,118,887

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)
Land	—	$103,859
Building and improvements	30	1,370,755
Machinery and equipment	5-7	4,007,834
Vehicles	3-5	66,046
Tools	3-5	83,574

		5,632,068
Less accumulated depreciation		2,831,932

		$2,800,136

Depreciation expense for the years ended December 31, 2003 and 2002 was approximately $365,000 and $354,000, respectively.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 10. PROFIT SHARING PLAN

The Company has a Profit Sharing Plan covering all non-leased employees who meet minimum length of service and age requirements. Employer contributions are made at the discretion of management. There were no contributions made for 2003 and 2002. Employees are vested for purposes of the contribution as follows:

Years of Service	Percentage
Less than 1	0%
1-2	20
2-3	40
3-4	60
4-5	80
5 or more	100

NOTE 11. INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

As of December 31, 2003, the Company had consolidated net operating loss carryforwards for federal income tax reporting purposes amounting to approximately $9,088,000 which expire in varying amounts to the year 2023. Of the total tax benefit relating to net operating losses of $3,363,000, subsequently recognized tax benefits, if any, in the amount of $596,000 will be applied directly to additional paid-in capital.

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

The components of the deferred tax asset at December 31, 2003 were as follows:

Net operating loss carryforward	$3,363,000
Allowance for doubtful accounts	161,000
Stock compensation	174,000
Unearned revenue	9,000
Depreciation and amortization	(230,000)
Less valuation allowance	(3,477,000)

Net deferred tax asset	$—

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

NOTE 12. COMMON STOCK

Equity Financing

During 2003, the Company entered into two transactions whereby the Company agreed to sell a total of 580,803 common shares for a total of $620,000 pursuant to certain payment arrangements (see Note 7).

Issuance of Common Stock for Services

In August 2001, the Company entered into an agreement for investment banking services. The Company agreed to pay $5,000 of common stock a month, the amount of shares due to be recalculated quarterly, for one year, payable at the beginning of each three-month period. The Company registered 60,000 shares of common stock in anticipation of payments to be made for the term of the contract. The Company issued 46,543 shares over the period August 1, 2001 through April 30, 2002. The agreement was terminated on April 30, 2002.

In June 2003 and December 2003, respectively, the Company issued 29,000 and 13,000 shares of common stock in lieu of cash to its outside legal counsel for services rendered.

The Company issued 45,000 shares of stock to an employee pursuant to an early retirement agreement in September 2003. The Company issued 2,500 shares of Company common stock on acceptance of the agreement and 42,500 shares of Company common stock in consideration of consulting services for the period October 14, 2003 through April 14, 2004. Stock-based compensation related to the 42,500 shares has been recorded as deferred compensation and is being amortized over the life of the service agreement.

In October 2003, the Company issued 2,000 shares of common stock to an employee as an inducement to join the Company.

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

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to retain its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Stock Option Plan - Since Inception

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

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 13. STOCK-BASED COMPENSATION (Continued)

Stock Option Plan - Since Inception (Continued)

On July 1, 2002, the Board authorized an additional amendment of the 2000 Stock Option Plan. The Board authorized and granted an additional 520,000 five-year employee options and 300,000 five-year Board of Director options at an exercise price of $0.78. The amendment to the Stock Option Plan was ratified by stockholders at the August 1, 2003 annual stockholders’ meeting. During 2002, 110,000 employee options and 65,000 Board of Director options were returned to the Company upon separations of employment and Board resignations.

On December 2, 2003, the Board authorized a grant of 112,500 and 417,500 five-year employee options at an exercise price of $ 1.25 and $1.13, respectively, and 150,000 five-year Board of Director options at an exercise price of $1.13. The options granted were existing options previously ratified by stockholders that were returned to the Company. During 2003, 10,000 employee options were exercised and 360,000 employee options and 120,000 Board of Director options were returned to the Company upon separations of employment and Board resignations.

From January 1, 2004 through February 4, 2004, 145,000 options were exercised to purchase the Company’s common stock. Options were exercised by employees and commissioned salesmen at exercise prices ranging from $0.78 to $1.25. Total proceeds received by the Company relating to these exercises was approximately $128,000.

Employment Agreements - Non-Qualified Stock Options

On May 2, 2002, the Company renewed employment agreements with three officers of the Company and granted a total of 650,000 options to purchase the Company’s common stock at an exercise price of $1.00 per share in accordance with such agreements.

The options issued in accordance with these employment agreements were approved by stockholders at the Company’s August 1, 2003 annual stockholders’ meeting.

These employment agreements were not renewed in 2003.

Warrants

On January 2, 2002, the Company issued 125,000 warrants to purchase common stock in connection with services provided to the Company by five Advisory Board members with an exercise price of $1.75 per share. A sixth member was added to the Advisory Board and, on April 1, 2002, the Company issued an additional 20,000 warrants to purchase common stock at an exercise price of $1.75 per share. On June 14, 2002, the Board voted to extend 54,600 warrants at an exercise price of $1.00 granted to a retiring Director exercisable for a period of one year from the date of resignation. The 54,600 warrants expired unexercised.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 13. STOCK-BASED COMPENSATION (Continued)

Warrants (Continued)

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

The granting of the warrants in 2002 to consultants resulted in a charge to expense of approximately $92,000 in 2002 representing the fair value of the 299,600 warrants issued in 2002 and warrants issued in prior years being amortized and expensed in 2002. During 2002, there were no warrants exercised.

On January 3, 2003, the Company issued 20,000 warrants to purchase common stock in connection with services provided to the Company by two Advisory Board members with an exercise price of $1.00 per share.

The granting of the warrants in 2003 to consultants resulted in a charge to expense of approximately $12,000 in 2003 representing the fair value of the 20,000 warrants issued in 2003 and warrants issued in prior years being amortized and expensed in 2003. During 2003, there were no warrants exercised.

Summary Options and Warrants

As of December 31, 2002, the Company had 6,906,976 options and warrants outstanding to purchase common stock at exercise prices ranging from $0.56 to $25.00, 5,457,528 of which are options and warrants outstanding to employees and officers/directors.

As of December 31, 2003, the Company had 7,040,202 options and warrants outstanding to purchase common stock at exercise prices ranging from $0.56 to $25.00, 5,591,979 of which are options and warrants outstanding to employees and officers/directors.

Changes in outstanding options and warrants for common stock are as follows:

	2003	2003 Weighted Average Exercise Price	2002	2002 Weighted Average Exercise Price
Outstanding at beginning of year	6,906,976	$5.89	5,518,578	$7.23
Options and warrants granted	730,000	$1.13	1,769,600	$0.94
Options and warrants exercised	(10,000)	$0.78	—	$—
Options and warrants expired	(586,774)	$2.17	(381,202)	$2.29

Outstanding at end of year	7,040,202	$5.72	6,906,976	$5.89

Exercisable at end of year	7,040,202		6,906,976

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 13. STOCK-BASED COMPENSATION (Continued)

Summary Options and Warrants (Continued)

The following table summarizes information about outstanding options/warrants at December 31, 2003:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At December 31, 2003	Weighted Average Remaining Contractual Life	Range of Exercise Prices	Number Exercisable at December 31, 2003	Weighted Average Remaining Contractual Life
$0.56 to $25.00	7,040,202	2.5	$0.56 to $25.00	7,040,202	2.5

Fair Value Disclosures

Had compensation cost for the options and warrants issued to employees, officers and directors been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	2003	2002
Net Loss:
As reported	$(842,116)	$(966,760)

Pro forma	$(1,011,390)	$(1,280,635)

Loss Per Share:
Basic:
As reported	$(0.14)	$(0.17)

Pro forma	$(0.17)	$(0.22)

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in 2003 and 2002. The following assumptions were applied in determining the pro forma compensation cost:

	2003	2002
Risk Free Interest Rate	5.0%	5.0%
Expected Dividend Yield	—	—
Expected Option Life	1.0-1.25 years	0.75-1.25years
Expected Stock Price Volatility	83% to 105%	114% to 140%

Major Customers

The Company has one customer that purchased products that represented approximately $572,000 or 10.4% and $757,000 or 15% of sales for the years ended December 31, 2003 and 2002, respectively.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 14. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Major Vendors

The Company purchased sheet metal and related products from a vendor that represented approximately 23% and 24% of purchases for the years ended December 31, 2003 and 2002, respectively.

Chatsworth Products, Inc.

On May 9, 2003, the Company entered into a marketing and manufacturing agreement with Chatsworth Products Inc. (“CPI”). The agreement established a five-year strategic alliance for the sale and manufacture of innovative Zone Cabling and Wireless products developed by American Access Technologies. Under the terms of the agreement, the Company and CPI will co-market and co-manufacture the products and incorporate the brand names and patents of both companies. In connection with the alliance, CPI agreed to purchase 215,517 shares of American Access Common Stock in a private placement at $1.16 per share (see Note 7).

Contracts With Distributors

In addition to the Company’s marketing and manufacturing agreement with CPI, the Company has also entered into Distributor Agreements with several distributors. The agreements set forth terms whereby the distributors may purchase products from the Company for resale to their customers within the U.S. and Canada and Mexico when the Company releases its products for sale in those countries. The prices for the products covered by the agreements are based upon the intention of the distributors to purchase a minimum number of units as specified in the agreements. Revenue is recorded at such time as the units are shipped to the distributors. The agreements are for a term of one year and are automatically renewed each year thereafter unless terminated by either party, and contain, among other things, a warranty effective for one year after the date of sale.

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

(Continued)

NOTE 14. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Management and Option to Purchase Agreement

On March 27, 2001, the Company entered into a Management and Option to Purchase Agreement (“Agreement”) relating to its wholly-owned subsidiary, Zonecabling.com, Inc., with a former director and officer of the Company (“Executive”), to manage the Business-to-Business e-commerce site with an option to purchase the subsidiary.

For services provided under the Agreement, the Executive was issued options to purchase 213,333 shares of common stock of the Company at an exercise price of $2.25 upon execution of the Agreement. In October 2001, the Executive exercised 104,174 of these options, leaving 109,159 options unexercised. The option to purchase Zonecabling.com was not exercised and the option to purchase, as well as the remaining unexercised warrants, expired on December 31, 2002.

Pending Litigation

On April 10, 2001, the Company entered into an Agreement and Plan of Merger with Data World Solutions Inc., an unrelated entity. Subsequent to signing the agreement, the merger candidate made changes in its basic business and operations. The Company terminated the agreement and filed suit against the entity on July 11, 2001 in the 18th Judicial Circuit Court, Seminole County, Florida, seeking a declaratory judgment that it properly terminated the merger agreement. The merger candidate counter sued for the $500,000 termination payment specified in the agreement, which was payable under limited circumstances. The Company does not believe that the entity is entitled to the termination payment.

The Company is unable to predict the outcome of this matter of pending litigation with any degree of certainty.

NOTE 15. NET LOSS PER COMMON SHARE

The Company computes earnings (loss) per common share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” which requires the presentation of both basic and diluted earnings (loss) per share.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE	15. NET LOSS PER COMMON SHARE (Continued)

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation is 6,001,747 and 5,851,748 for the years ended December 31, 2003 and 2002, respectively. Diluted net loss per common share, assuming exercising of the options and warrants granted and convertible preferred stock, is not presented as the effect of conversion is anti-dilutive.

	2003	2002
Net Loss Allocated to Common Stockholders	$(842,116)	$(966,760)

NOTE 16. BILL AND HOLD TRANSACTIONS

During 2002 and 2003, the Company entered into an agreement with certain customers, whereby the Company manufactures certain products based on purchase orders. These products are then stored in a segregated area of the Company’s warehouse until shipping orders are received from the customer. The customer pays a deposit when the product is manufactured, with the remaining balance due at the earlier of shipment or a date fixed by the agreement. The customer takes title to the products when they are manufactured and insures their risk of loss. The Company has determined that these transactions do not meet the criteria for revenue recognition as outlined in Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” until the products are shipped from the Company’s warehouse at the direction of the customer.

During 2002, one of the customers placed orders for $191,505 of product, but only $37,105 was shipped. As a result, the $154,400 of product not shipped was reported as deferred revenue in the 2002 financial statements. During 2003, one of the customers placed orders for $132,205 of product, but only $70,506 was shipped. As a result, the $61,699 of product not shipped has been reported as deferred revenue in the accompanying 2003 financial statements.

NOTE	17. SEGMENT INFORMATION

The Company follows SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which dictates the way the Company reports information about its operating segments.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 17. SEGMENT INFORMATION (Continued)

The Company has two reportable segments, zone cabling products and formed metal products. As discussed in Note 1, the Company markets zone cabling products which are manufactured by Omega, a wholly-owned subsidiary. Omega manufactures formed metal products of varying designs for customers, including the Company.

	2003			2002
	Zone Cabling Products	Formed Metal Products	Total	Zone Cabling Products	Formed Metal Products	Total

Revenue from external customers	$1,871,052	$3,644,258	$5,515,310	$2,012,260	$2,865,518	$4,877,778
Intersegment revenue	227,748	533,616	761,364	181,297	606,562	787,859
Investment income	20,084	—	20,084	40,837	—	40,837
Depreciation and amortization	177,372	242,197	419,569	309,565	226,891	536,456
Segment loss	(783,213)	(58,903)	(842,116)	(873,768)	(92,992)	(966,760)
Segment assets	$3,449,887	$2,619,784	$6,069,671	$3,695,049	$2,696,909	$6,391,958

NOTE 18. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2003	2002
Non-Cash Investing and Financing Activities:
Accounts receivable exchanged as partial consideration for product line acquisition	$—	$133,439

Notes payable issued in connection with product line acquisition	$—	$125,000

NOTE 19. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

Adjustment for bill and hold transactions	$(100,211)
Cost of sales	64,400

Gross margin	(35,811)
Inventory adjustment	130,527

Total fourth quarter adjustments	$94,716

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 20. QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of the Company’s unaudited results of operations for the quarters during the years ended December 31, 2003 and 2002, respectively.

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

Net Sales	$1,501,397	$1,188,347	$1,379,743	$1,445,823
Income/(Loss) Before Other Income/(Expense)	$(135,452)	$(584,304)	$(239,866)	$37,087
Net Income/(Loss)	$(107,229)	$(561,894)	$(220,496)	$47,503
Basic Net Gain/(Loss) Per Common Share	$(.02)	$(.09)	$(.04)	$.01
Weighted Average Common Share Outstanding	5,843,612	5,915,451	6,088,129	6,159,796

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Net Sales	$1,347,515	$1,004,871	$1,241,381	$1,284,011
Income/(Loss) Before Other Income/(Expense)	$(227,865)	$(412,362)	$(401,283)	$50,301
Net Income/(Loss)	$(200,838)	$(398,702)	$(434,164)	$66,944
Basic Net Gain/(Loss) Per Common Share	$(0.03)	$(0.07)	$(0.07)	$0.01
Weighted Average Common Share Outstanding	5,846,870	5,867,898	5,848,612	5,851,748

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share has not been presented, as it would be anti-dilutive.