Form 10KSB/A
period 2003-12-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2004-03-26
CIK 1043186

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

EXPLANATORY NOTE REGARDING THIS AMENDMENT OF FORM 10-KSB

Registrant is filing this Amendment No. 1 on Form 10-KSB/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 22, 2004. The sole purpose of this Amendment is to correct the wording in the certifications of the principal executive officer and of the principal financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 to conform to the specific wording required by the the Securities and Exchange Commission. This Amendment speaks as of the original filing date of Registrant’s Annual Report on Form 10-KSB. Pursuant to Exchange Act Rule 12b-15, only Exhibits 31.1, 31.2, 32.1 and 32.2 are included in this Amendment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ACCESS TECHNOLOGIES, INC.

By	/s/ John E. Presley
John E. Presley
President/Chief Executive Officer
Date:	March 26, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John E. Presley John Presley	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2004

/s/ Joseph F. McGuire Joseph McGuire	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	March 26, 2004

/s/ Erik Wiisanen Erik Wiisanen	Vice President Omega Metals and Director	March 26, 2004

/s/ Jerry J. Boyd Jerry J. Boyd	Director	March 26, 2004

/s/ Lamar Nash Lamar Nash	Director	March 26, 2004

25

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.