Form 10QSB
period 2004-03-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2004-05-07
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES ☒.     NO ☐.

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at May 4, 2004 was 6,769,124.

Transitional Small Business Disclosure Format    YES ☐.    NO ☒.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$447,185	$283,939
Investment securities	415,283	412,234
Accounts receivable, net of allowance of $72,000	1,106,371	1,152,519
Stock subscription receivable	50,000	100,000
Note receivable, other, net of allowance of $361,562	—	—
Inventories	1,136,489	1,118,887
Prepaid expenses and other current assets	100,841	51,706

Total current assets	3,256,169	3,119,285
Property, Plant and Equipment	2,798,330	2,800,136
Intangible Assets	132,876	150,250

Total assets	$6,187,375	$6,069,671

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$294,632	$396,374
Accrued expenses	174,412	89,375
Deferred revenue	52,318	61,669

Total current liabilities	521,362	547,418

Commitments, Contingencies, Other Matters and Subsequent Events	—	—
Stockholders' Equity:
Common stock, $.001 par value; authorized 30,000,000 shares;
issued and outstanding 6,511,129 shares and 6,301,129 shares, respectively	6,511	6,301
Additional paid-in capital	14,582,145	14,163,355
Deficit	(8,922,643)	(8,629,128)
Stock subscription receivable	—	(18,275)

Total stockholders' equity	5,666,013	5,522,253

Total liabilities and stockholders' equity	$6,187,375	$6,069,671

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Net Sales:
Formed metal	$805,478	$943,967
Zone cabling termination cabinet	471,492	557,430

	1,276,970	1,501,397

Costs and Expenses:
Cost of sales	1,032,810	1,122,426
Selling, general and administrative	266,091	240,922
Compensation and related benefits	259,557	268,979
Stock-based compensation	18,275	4,522

	1,576,733	1,636,849

Loss Before Other Income (Expense)	(299,763)	(135,452)

Other Income (Expense):
Interest income (expense)	(95)	3,875
Other income	31,473	21,224
Loss on disposal of equipment	(28,179)	—
Realized and unrealized gain on investments	3,049	3,124

	6,248	28,223

Net Loss	$(293,515)	$(107,229)

Net Loss Per Common Share	$(.05)	$(.02)

Weighted Average Common Shares Outstanding	6,342,986	5,843,612

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Cash Flows from Operating Activities:
Net loss	$(293,515)	$(107,229)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	85,759	108,401
Warrants and stock issued for services	18,275	4,522
Realized and unrealized gains on investments	(3,049)	(2,928)
Loss on disposal of equipment	28,179	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	46,148	(89,661)
Accrued interest receivable	—	(3,875)
Inventories	(17,602)	88,234
Prepaid expenses and other current assets	(49,135)	8,844
Increase (decrease) in:
Accounts payable and accrued expenses	(16,705)	214,099
Deferred revenue	(9,351)	(154,400)

Net cash and cash equivalents provided by (used in) operating activities	(210,996)	66,007

Cash Flows from Investing Activities:
Acquisition of property and equipment	(94,297)	(68,896)
Increase in patent costs	(461)	(5,875)

Net cash and cash equivalents used in investing activities	(94,758)	(74,771)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of related costs	290,000	—
Payment on obligation arising from product rights acquisition	—	(25,000)
Proceeds from exercise of warrants	179,000	—

Net cash and cash equivalents provided by (used in) financing activities	469,000	(25,000)

Net Increase (Decrease) in Cash and Cash Equivalents	163,246	(33,764)
Cash and Cash Equivalents, Beginning	283,939	503,336

Cash and Cash Equivalents, Ending	$447,185	$469,572

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 Unaudited

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of American Access Technologies, Inc. and Subsidiaries (the “Company”) at March 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2004 and results of operations for three months ended March 31, 2004 and 2003. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company’s Form 10-KSB.

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net loss per share is reflected in the following schedule:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Computation of Net Loss per Common Share
Net Loss	$(293,515)	$(107,229)

Total Weighted Average Number of Common Shares and Equivalents	6,342,986	5,843,612

Net Loss per Common Share	$(0.05)	$(0.02)

3. Stock-Based Compensation

Stock Options and Warrants

We did not issue or grant any stock options or warrants in the first quarter of 2004.

Fair Value Disclosures

Had the compensation cost for stock options issued to employees/officers/directors, been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net Loss:
As reported	$(293,515)	$(107,229)

Pro forma	$(341,272)	$(199,716)

Loss Per Share:
Basic:
As reported	$(0.05)	$(0.02)

Pro forma	$(0.05)	$(0.03)

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in the three months ended March 31, 2004 and 2003, respectively. The following assumptions were applied in determining the pro forma compensation cost:

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Risk Free Interest Rate	4.99%	4.99%

Expected Dividend Yield	—	—

Expected Option Life	1 year	1.25 years

Expected Stock Price Volatility	83.3-84%	105%

4. Subsequent Events

On April 22, 2004, the Company settled disputes with two former directors relating to stock warrants granted to them. The Company issued a total of 17,709 shares to such persons and a total of 45,000 stock warrants at a strike price of $2.25 held by such persons were cancelled. Accordingly, the related expense of $25,500 was recorded in the first quarter as a selling, general and administrative expense.

On May 4, 2004, the Company received the final installment from CPI of $50,000 for their $250,000 purchase of stock.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB and our Form 10-KSB for the year ended December 31, 2003. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

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

Our wholly-owned subsidiary, Omega Metals, Inc., is a precision sheet metal fabrication and assembly operation which manufactures our zone cabling and wireless products and also serves a diverse client base of over 300, including engineering, technology and electronics companies, mostly in the Southeast. Manufacturing services include precision stamping, bending, assembling, painting, powder coating and silk screening. The Company operates from a 67,500 sq. ft. manufacturing facility situated on 8 1/2 acres of land that it owns.

On May 8, 2003 we entered into an agreement with Chatsworth Products, Inc., Westlake Village, CA establishing a five-year strategic alliance for the manufacture and sales of Zone Cabling and Wireless products developed by American Access. These products, which are currently manufactured by American Access, are co-branded with the names of both American Access and Chatsworth Products, Inc. (“CPI”) and will be exclusively sold and distributed by CPI. Under the agreement, American Access will continue to manufacture the products but CPI will have manufacturing rights under certain circumstances. As of the date of this prospectus, American Access manufactures all of such products. In connection with the alliance, CPI purchased 215,517 shares of American Access common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Although these estimates are based on our knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on our financial condition and results. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

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

THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2003

REVENUES

The overall decrease in revenues for the three months ended March 31, 2004 is the result of the recognition of $154,400 deferred 2002 sales orders in the first quarter of 2003, a decrease of $75,000 from the top 10 customers for our formed metal products and a decrease of $117,000 from the top 10 customers for our zone cabling products. We recognize that our zone cabling and wireless products have a longer sales cycle that depends on our products being incorporated into larger projects. Therefore, quarterly sales of these products are not always consistent as was evidenced by increased purchases by Chatsworth Products, our partner in marketing the zone cabling product, of 96.1% in the first quarter 2004 over fourth quarter 2003. We anticipate that subsequent quarters will see positive results from the relationships that our AATK sales efforts have nurtured with Original Equipment Manufacturers (“OEM”) and the newly formed relationships that are being established by the CPI sales force for these products.

	Three Months Ended March 31,
	2004	2003	% Change
Zone cabling	$471,492	$557,430	-15.4%
Formed metal	805,478	943,967	-14.7%

Total	$1,276,970	$1,501,397	-14.9%

COSTS AND EXPENSES

Direct costs represent costs incurred by the Company to have its products manufactured and assembled. Total direct costs of $1,032,810 represent 80.9% of revenues for the three months ended March 31, 2004 as compared with total direct costs of $1,122,426 which represents 74.8% of revenues for the three months ended March 31, 2003. Although the decrease of $90,000 between periods is a decrease of 8.0%, these costs actually increased 6.1% as a function of sales. The variance for the three months ended March 31, 2004 over the same period last year was due to a decrease of $160,000 (7.3%) in material costs, an increase of $16,000 (6.7%) in labor and labor-related expenses, an increase of $28,000 (2.9%) in contracted services, an increase of $19,000 (1.9%) in natural gas expenses and an increase of $7,000 due to other expenses.

	Three Months Ended March 31,
	2004	2003	% Change
Cost of sales	$1,032,810	$1,122,426	-8.0%

There was an increase of $25,000 in selling, general and administrative expenses for the three months ended March 31, 2004 over the three months ended March 31, 2003. Although selling expenses, primarily commissions and advertising, decreased $21,000 due to reduced sales, professional services and office expenses increased $22,000 and $4,000, respectively. Other administrative expenses decreased $6,000.

The $9,000 decrease in compensation and related benefits for the three months ended March 31, 2004 over March 31, 2003 was primarily the result of decreases in sales salaries and payroll tax expense.

Stock-based compensation of $18,000 represents the final period of amortization on a 2003 options grant.

	2004	2003	% Change
Selling, General & Administrative	$266,091	$240,922	10.4%
Compensation and related benefits	259,557	268,979	-3.5%
Stock based compensation	18,275	4,522	304.1%

Total	$543,923	$514,423	5.7%

The increase in net loss for the three month period is primarily due to the decrease in Sales and the increase in Selling, General & Administrative expenses as noted above.

	Three Months Ended March 31,
	2004	2003	% Change
Loss before other income	$(299,263)	$(135,452)	120.9%

Net loss	$(293,515)	$(107,229)	173.7%

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities utilized cash of $210,996 and provided cash of $66,007 during the three months ended March 31, 2004 and March 31, 2003, respectively. Net cash consumed by operating activities consisted of net losses, and increases in inventories, prepaid expenses and a loss on a disposal of equipment. The cash decrease is offset by a gain in investments and increases in depreciation, amortization, stock issued for services in conjunction with decreases in accounts receivable, accounts payable and deferred revenue.

Net cash used from investing activities for the three months ended March 31, 2004 was $94,758 as compared with $74,771 for the three months ended March 31,2003. The company increased investments in equipment by $94,297 and patent costs by $461.

For the three months ended March 31, 2004 the net cash provided from financing activities was $469,000 as compared with a use of $25,000 for the period ended March 31,2003. The Company received $290,000 from the sale of stock and $179,000 from the exercise of options.

We believe that we can acquire additional working capital, if required, through the sale of additional securities, including the potential exercise of outstanding options and warrants, a private placement, or borrowings, including bank borrowing and private equity lines. Since our 67,500 sq. ft. plant is unencumbered, we also have the potential to mortgage it to raise capital.

RISK FACTORS

The Company and our business continues to be subject to a number of risk factors, including but not limited to the fluctuations in demand for our product line due to economic conditions, a history of operating losses, the need for additional funds, competition, and technological obsolescence. Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks contained in our Annual Report on Form 10-KSB, our other Quarterly Reports on Form 10-QSB; and in our other filings with the Securities and Exchange Commission, including any subsequent reports filed on Forms 10-KSB, 10-QSB and 8-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

FACTORS THAT COULD AFFECT FUTURE RESULTS

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

Economic weakness has affected adversely, and could continue to affect adversely, our revenue, gross margin and expenses.

Our revenue and gross margin depend significantly on general economic conditions and the demand for our products. Softened demand for our products and services caused by economic weakness and constrained telecommunications networking spending over the past several years has resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to realize customer receivables. In addition, customer financial difficulties have resulted, and could in the future result, in increases in bad debt write-offs and additions to reserves in our receivables portfolio. We have also experienced, and may in the future experience, gross margin declines in our zone cabling and wireless products, due to the effect of our reduced pricing of such products to Chatsworth Products to reflect the marketing and sales activities they are responsible for under our agreement with them. Uncertainty about future economic conditions makes it difficult to forecast operating results and delays or reductions in telecommunications networking spending could have a material adverse effect on demand for our products and consequently our results of operations, prospects and stock price.

We depend significantly on a distributor of our zone cabling and wireless products.

Until May 2003, our zone cabling and wireless product revenues were derived from our sales to a limited number of direct customers, most of which were OEM customers and stocking distributors. In May 2003 we established Chatsworth Products, Inc. (“CPI”) as our exclusive distributor for all of our zone cabling and wireless products to customers other than OEM customers. Accordingly were are dependent on the performance of CPI to maintain relationships with our existing customers, other than OEM customers, and establish new customers for our products. Our distribution agreement with CPI lasts until May 2008. If CPI is not successful in maintaining good relationships with our existing customers, other than OEM customers, and finding new customers for our products or experiences significant reduction, delay or cancellation of orders from any of these customers our operating results could be materially and adversely affected.

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

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation could adversely affect earnings.

We have historically used stock options and other forms of equity-related compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which could affect our ability to retain or attract present and prospective employees. In addition, the Financial Accounting Standards Board has proposed changes to generally accepted accounting principles that would require us to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees and result in additional expense.

The exercise of our outstanding stock options could adversely affect our outstanding common stock.

Our stock option plans are an important component of our compensation program for our employees and directors. As of March 31, 2004, we have issued and outstanding options to purchase approximately 7,000,000 shares of common stock with exercise prices ranging from $0.56 to $25.00 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future funding by the sale of equity. The exercise of such options will dilute the percentage ownership interest of our existing stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2004. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Recent sales of unregistered securities

In December 2003, the Company agreed to sell a total of 365,286 shares to an institutional investor for a total of $370,000. On February 6, 2004 we issued 222,286 of such shares to the investor for $230,000. The balance of the shares were sold to the investor in December 2003. This purchase and sale was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31	Rule 13a-14(a)/15d-14(a) Certifications of the Chief
Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

(b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarterly period ended March 31, 2004.

January 22, 2004	Press release announcing preliminary and unaudited Sales for the three months and year ended December 31, 2003 under Items 7 and 12.
March 18, 2004	Press release announcing audited Financial Results for three months and year ended December 31, 2003 under Items 7 and 12.

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2004

AMERICAN ACCESS TECHNOLOGIES, INC.

By: /s/ JOHN E. PRESLEY

John E. Presley President & Chief Executive Officer

By: /s/ JOSEPH F. MCGUIRE

Joseph F. McGuire Chief Financial Officer Treasurer & Secretary