Form 10QSB
period 2004-06-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 2004-08-04
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at August 3, 2004 was 6,800,624.

Transitional Small Business Disclosure Format YES ☐. NO ☒.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$378,159	$283,939
Investment securities	418,333	412,234
Accounts receivable, net of allowance of $72,000	1,256,827	1,152,519
Stock subscription receivable	—	100,000
Note receivable, other, net of allowance of $361,562	—	—
Inventories	1,223,896	1,118,887
Prepaid expenses and other current assets	61,205	51,706

Total current assets	3,338,420	3,119,285
Property, Plant and Equipment	2,727,291	2,800,136
Intangible Assets	114,105	150,250

Total assets	$6,179,816	$6,069,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$460,517	$396,374
Accrued expenses	143,376	89,375
Deferred revenue	36,500	61,669

Total current liabilities	640,393	547,418

Commitments, Contingencies, Other Matters and Subsequent Events	—	—
Stockholders’ Equity:
Common stock, $.001 par value; authorized 30,000,000 shares; issued and outstanding 6,790,624 shares and 6,301,129 shares, respectively	6,791	6,301
Additional paid-in capital	14,655,565	14,163,355
Deficit	(9,122,933)	(8,629,128)
Stock subscription receivable	—	(18,275)

Total stockholders’ equity	5,539,423	5,522,253

Total liabilities and stockholders’ equity	$6,179,816	$6,069,671

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Net Sales:
Formed metal	$1,868,001	$1,699,737	$1,062,523	$755,769
Zone cabling termination cabinet	1,163,483	990,008	691,991	432,578

	3,031,484	2,689,745	1,754,514	1,188,347

Costs and Expenses:
Cost of sales	2,318,259	2,129,663	1,285,449	1,007,237
Selling, general and administrative	684,371	495,182	418,280	254,258
Compensation and related benefits	534,400	754,362	274,843	485,384
Stock-based compensation	18,275	30,294	—	25,772

	3,555,305	3,409,501	1,978,572	1,772,651

Loss Before Other Income (Expense)	(523,821)	(719,756)	(224,058)	(584,304)

Other Income (Expense):
Interest income (expense)	(95)	13,967	—	6,968
Other income	52,191	36,666	20,718	15,442
Loss on disposal of equipment	(28,179)	—	—	—
Realized and unrealized gain on investments	6,099	—	3,050	—

	30,016	50,633	23,768	22,410

Net Loss	$(493,805)	$(669,123)	$(200,290)	$(561,894)

Net Loss Per Common Share	$(.08)	$(.11)	$(.03)	$(.09)

Weighted Average Common Shares Outstanding	6,457,009	5,879,532	6,739,367	5,915,451

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Cash Flows from Operating Activities:
Net loss	$(493,805)	$(669,123)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	187,792	233,261
Warrants and stock issued for services	18,275	30,294
Compensation to directors and stockholders applied to notes receivable, directors and stockholders	—	155,000
Realized and unrealized gains on investments	(6,099)	(5,909)
Loss on sale of equipment	28,179	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(104,308)	138,868
Accrued interest receivable	—	38,711
Inventories	(105,009)	(8,475)
Prepaid expenses and other current assets	(9,500)	22,695
Increase (decrease) in:
Accounts payable and accrued expenses	118,145	197,241
Deferred revenue	(25,169)	(154,400)

Net cash and cash equivalents used in operating activities	(391,499)	(21,837)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(106,520)	(90,974)
Increase in patent costs	(461)	(7,870)

Net cash and cash equivalents used in investing activities	(106,981)	(98,844)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of related costs	413,700	50,000
Payment on obligation arising from product rights acquisition	—	(50,000)
Proceeds from exercise of options	179,000	—

Net cash and cash equivalents provided by financing activities	592,700	—

Net Increase (Decrease) in Cash and Cash Equivalents	94,220	(120,681)
Cash and Cash Equivalents, Beginning	283,939	503,336

Cash and Cash Equivalents, Ending	$378,159	$382,655

Non-Cash Investing and Financing Activities:
Stock purchase receivable	$—	$200,000

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 Unaudited

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Access Technologies, Inc. and Subsidiaries (the “Company”) at June 30, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2004 and results of operations for six months and three months ended June 30, 2004 and 2003. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company’s Form 10-KSB.

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net loss per share is reflected in the following schedule:

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Computation of Net Loss per Common Share
Net Loss	$(493,805)	$(669,123)	$(200,290)	$(561,894)

Total Weighted Average Number of
Common Shares and Equivalents	6,457,009	5,879,532	6,739,367	5,915,451

Net Loss per Common Share	$(0.08)	$(0.11)	$(0.03)	$(0.09)

3. Issuance of Common Stock

The Company issued 18,000 shares of stock in lieu of cash to its outside legal counsel in May, 2004 for services rendered in the first quarter of 2004.

In April 2004, the Company settled a legal claim with two former directors of the Company. The Company agreed to issue 11,806 and 5,903 shares of stock to each director, respectively. The value of these shares, $25,500, collectively, was accrued for during the first quarter, 2004.

In June 2004, the Company issued 21,500 shares of stock to a third party in settlement of a legal matter that amounted to a charge of $30,000 in the second quarter 2004.

For the three and six months ended June 30, 2004, these transactions resulted in a charge of $48,000 and $74,000, respectively, to Selling, General and Administration expense.

4. Stock-Based Compensation

Stock

For the six months ended June 30, 2004, the charge of $18,275 represents the remainder of the amortization of 45,000 shares valued at $38,700 issued as a retirement incentive in June, 2003.

Stock Options and Warrants

On June 3, 2004, the Company issued 20,000 options as an incentive to a new employee.

Fair Value Disclosures

Had the compensation cost for stock options issued to employees/officers/directors, been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003

Net Loss:
As reported	$(493,805)	$(669,123)	$(200,290)	$(561,894)

Pro forma	$(606,382)	$(826,198)	$(265,110)	$(626,482)

Loss Per Share:
Basic:
As reported	$(0.08)	$(0.11)	$(0.03)	$(0.09)

Pro forma	$(0.09)	$(0.14)	$(0.04)	$(0.11)

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in the six months and three months ended June 30, 2004 and 2003, respectively. The following assumptions were applied in determining the pro forma compensation cost:

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
RiskFree Interest Rate	4.99%	4.99%	4.99%	4.99%

Expected Dividend Yield	—	—	—	—

Expected Option Life	1 year	.75-1.25 years	1.25 years	.75-1.25 years

Expected Stock Price Volatility	73-83%	105-131%	75%	105-131%

5. Subsequent Events

On July 23, 2004, stockholders approved the 2004 Employee Stock Incentive Plan and the 2004 Director Stock Option Plan by an overwhelming majority as noted in Part 2 Item 5 of this document.

The Board of Directors believes that these Plans will prove to be an important long-term incentive that is critical to enable the Company to attract, retain, motivate, reward and remunerate qualified personnel and will encourage participants to exert maximum efforts towards the Company’s success, focus on the long-term growth of stockholder value as well as promote a closer identity of interest between participants and stockholders of the Company. By thus encouraging participants and promoting their continued association with the Company, the Plans are expected to benefit the Company and its stockholders. Collectively, these Plans authorize the issuance of up to 2,500,000 shares of the Company’s common stock.

The award of annual stock options to directors is designed as compensation for service as a director for the period from their election at an annual meeting of stockholders until the next annual meeting of stockholders. Due to the lack of sufficient shares authorized for issuance under the Company’s 2000 Director Stock Option Plan, the directors elected at the 2003 annual meeting of stockholders received only one-half of the options to which they were entitled under the 2000 Director Stock Option Plan. The 2004 Director Stock Option Plan provides that the incumbent directors elected at the 2003 annual meeting will receive the balance of the options they would have received for service as a director from the 2003 annual meeting to the 2004 annual meeting at the same time and the same option price they will receive the options to be granted after the 2004 annual meeting of stockholders, if they are elected and the Directors Plan is approved at the Annual Meeting.

On July 26, 2004, the Board of Directors authorized a grant of 564,000 five-year employee stock options at an exercise price of $1.53 from the 2004 Employee Stock Incentive Plan and 430,000 five-year Board of Director stock options at an exercise price of $1.53 from the 2004 Director Stock Option Plan.

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

BUSINESS

American Access Technologies, Inc. develops and manufactures patented zone cabling and wireless enclosures that mount in ceilings, walls, raised floors, and in custom furniture, to facilitate the routing of telecommunications network cabling, fiber optics and wireless solutions to the workspace environment. We believe that zone cabling is a superior approach for growth, open office configurations and wherever frequent moves, additions and changes of telecommunications services are a factor because “zone cabling” of the workspace reduces both labor and material costs for initial network installation and facilitates moves, adds, changes and upgrades for the network installations of today and tomorrow.

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

On May 8, 2003 we entered into an agreement with Chatsworth Products, Inc., Westlake Village, CA establishing a five-year strategic alliance for the manufacture and sales of Zone Cabling and Wireless products developed by American Access. These products, which are currently manufactured by American Access, are co-branded with the names of both American Access and Chatsworth Products, Inc. (“CPI”) and will be exclusively sold and distributed by CPI. Under the agreement, American Access will continue to manufacture the products but CPI will have manufacturing rights under certain circumstances. American Access, currently, manufactures all of such products. In connection with the alliance, CPI purchased 215,517 shares of American Access common stock.

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), encourages, but does not require companies to record stock-based compensation plans using a fair value based method for grants to employees and directors. The Company has chosen to continue to account for stock-based compensation, granted to employees and directors, using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options granted to employees and directors is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock. Grants of stock-based compensation to non-employees are accounted for following SFAS No.123 utilizing the fair value method. SFAS No.123 requires that fair value of the investment granted be measured, which the Company does using an option pricing model.

THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2003

OVERALL RESULTS OF OPERATIONS

For the six months ended June 30, 2004, we generated a net loss of $493,805 or $0.08 per share, which was a $175,318 decrease (or 26.2%) in net loss from the net loss of $669,123 or $0.11 per share over the comparative six-month period in the prior year.

For the three months ended June 30, 2004, we generated a net loss of $200,290 or $0.03 per share, which was a $361,604 decrease (or 64.4%) in net loss from the net loss of $561,894 or $0.09 per share over the comparative three-month period in the prior year.

The following were the most notable factors in the three and six month period ending June 30, 2004: overall sales increased, margins improved, and compensation decreased. These positive factors were somewhat offset by higher legal expenses as explained below. Most of the higher legal expenses related to the settlement of two non-material legal matters in the second quarter of 2004. It was management’s decision that it was in the best interest of the Company to settle these matters rather than to continue further time consuming and expensive litigation.

	Six Months Ended June 30,			Three Months Ended June 30,
	2004	2003	% Change	2004	2003	%
Loss before other income	$(523,821)	$(719,756)	-27.3%	$(224,058)	$(584,304)	-61.7%

Net loss	$(493,805)	$(669,123)	-26.2%	$(200,290)	$(561,894)	-64.4%

REVENUES

The overall increase in revenues for the six months and three months ended June 30, 2004 is the result of an increased marketing effort of the zone and wireless products spurred by CPI as well as increased sales of formed metal.

	Six Months Ended June 30,			Three Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
Zone cabling	$1,163,483	$990,008	17.5%	$691,991	$432,578	60.0%
Formed metal	1,868,001	1,699,737	9.9%	1,062,523	755,769	40.6%

Total	$3,031,484	$2,689,745	12.7%	$1,754,514	$1,188,347	47.6%

Zone cabling sales increased 17.5% ($173,000) over the six months ended June 30, 2003 and 60.0% ($259,000) over the three months ended June 30, 2003. Additionally, sales increased 46.8% ($220,000) over the prior quarter.

Formed metal sales increased of 9.9% ($168,000) over the six months ended June 30, 2003 and 40.6% ($307,000) over the three months ended June 30, 2003. Additionally, sales increased 31.9% ($257,000) over the prior quarter.

We recognize that our zone cabling and wireless products have a longer sales cycle that depends on our products being incorporated into larger projects. Therefore, quarterly sales of these products are not consistent. We anticipate that subsequent quarters will continue to reflect positive results from the relationships that our AATK sales efforts have nurtured with Original Equipment Manufacturers (“OEM”) and the relationships that the CPI sales force has developed for these products.

COSTS AND EXPENSES

Direct costs represent costs incurred by the Company to have its products manufactured and assembled. Although the cost of sales has increased, when viewed in conjunction with the increase in sales, it is noteworthy that the Company, through its ongoing demand for efficiencies, is continuing to improve the gross margin.

	Six Months Ended June 30,			Three Months Ended June 30,
	2004	2003	% Change	2004	2003	%
Cost of sales	$2,318,259	$2,129,663	8.9%	$1,285,449	$1,007,237	27.6%

Gross Margin	$713,224	$560,082	27.3%	$469,065	$181,110	159.0%

Gross Margin %	23.5%	20.8%		26.7%	15.2%

To elaborate further on direct costs:

•	the cost of materials and supplies as a percentage of sales is slowly declining due to more aggressive purchasing procedures;

•	labor and related costs as a percentage of sales remains between 33% and 36%;

•	contracted services for silk screening and laser burning are being utilized more frequently;

•	the cost of utilities as a percentage of sales is increasing steadily as reflected in the general economy’s increasing fuel prices;

•	and site expenses have generally decreased and are expected to continue at the 7% range.

	Six Months Ended June 30,				Three Months Ended June 30,
	2004		2003		2004		2003
Materials	$519,595	17.1%	$539,758	20.1%	$314,437	17.9%	$209,766	17.7%
Labor & Related Costs	1,089,175	35.9%	910,358	33.8%	608,417	34.7%	446,056	37.5%
Contracted Services	177,739	5.9%	116,694	4.3%	86,205	4.9%	52,776	4.4%
Supplies	195,631	6.5%	201,995	7.5%	113,888	6.5%	97,696	8.2%
Utilities	98,746	3.3%	76,490	2.8%	47,020	2.7%	44,087	3.7%
Site Expenses/ Depreciation	237,373	7.8%	284,368	10.6%	115,482	6.6%	156,856	13.2%

Total Cost of Sales	2,318,259	76.5%	2,129,663	79.2%	1,285,449	73.3%	1,007,237	84.8%
Gross Margin	$713,224	23.5%	$560,082	20.8%	$469,065	26.7%	$181,110	15.2%

To summarize, direct costs represent 73.3% of revenues for the three months ended June 30, 2004 and 84.8% of revenues for the three months ended June 30, 2003. Direct costs represent 76.5% of revenues for the six months ended June 30, 2004 and 79.2% of revenues for the six months ended June 30, 2003.

Selling, General and Administrative expenses increased 38.2% ($189,000) over the six months ended June 30, 2003 and 64.6% ($164,000) over the three months ended June 30, 2003. Additionally, these expenses increased 57.2% ($152,000) over the prior quarter.

	Six Months Ended June 30,			Three Months Ended June 30,
	2004	2003	% Change	2004	2003	%
Selling, General & Administrative	$684,371	$495,182	38.2%	$418,280	$254,258	64.6%
Compensation and related benefits	534,399	754,362	-29.2%	274,843	485,384	-43.4%
Stock based compensation	18,275	30,294	-39.7%	—	25,772	-100.0%

Total	$1,237,045	$1,279,838	-3.4%	$693,123	$765,414	-9.5%

Primary factors causing the increase in Selling, General and Administrative expenses are increased professional fees related to higher than average legal expenses and settlement amounts in the second quarter 2004 due to claims against the Company and increased sales commission expense due to increased sales. Most of the higher legal expenses related to the settlement of two non-material legal matters in the second quarter of 2004. It was management’s decision that it was in the best interest of the Company to settle these matters than to continue further time consuming and expensive litigation.

Legal Fees	2003 Quarterly Average	$11,000
	2004 Quarterly Average	$96,500
	1st Quarter 2004	$54,000
	2[n]d Quarter 2004	$139,000

Sales Commissions	2003 Quarterly Average	$37,000
	2004 Quarterly Average	$45,000
	1[s]t Quarter 2004	$37,000
	2nd Quarter 2004	$53,000

Compensation and related benefits expense decreased 29.2% ($220,000) over the six months ended June 30, 2003 and 43.4% ($211,000) over the three months ended June 30, 2003. Additionally, these expenses increased 5.9% ($15,000) over the prior quarter.

A key factor causing the decrease in compensation and related benefits expense is the expensing of officer loans as bonuses that occurred during second quarter, 2003. However, Sales Salaries has increased due the addition of a full-time sale representative.

Stock-based compensation of $18,000 for the reporting period through June 30, 2004 represents the final period of amortization on a 2003 options grant.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities utilized cash of $391,499 and $21,837 during the six months ended June 30, 2004 and June 30, 2003, respectively. Net cash consumed by operating activities consisted of net losses, and increases in Accounts Receivable, inventories, prepaid expenses and a loss on a disposal of equipment. The cash decrease is offset by a gain in investments and increases in depreciation, amortization, stock issued for services in conjunction with decreases in accounts payable.

Net cash used by investing activities for the six months ended June 30, 2004 was $106,981 as compared with $98,844 for the six months ended June 30, 2003. The Company increased its investments in equipment by $106,520, and patent costs by $461.

For the six months ended June 30, 2004 the net cash provided by financing activities was $592,700 as compared with a zero net change for the period ended June 30, 2003. The Company received $413,700 from the issuance of stock and $179,000 from the exercise of options for the six months ended June 30, 2004.

The Company received approximately $10,000 from an exercise of options occurring on July 7, 2004.

We believe that we can acquire additional working capital, if required, through the sale of additional securities, including the potential exercise of outstanding options and warrants, a private placement, or borrowings, including bank borrowing and private equity lines. Since our 67,500 sq. ft. plant is unencumbered, we also have the potential to mortgage it to raise capital.

RISK FACTORS THAT COULD AFFECT FUTURE RESULTS

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

(a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2004. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Management settled two non-material legal matters in the second quarter of 2004. It was management’s decision that it was in the best interest of the Company to settle these matters rather than to continue further time - consuming and expensive litigation.

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

Recent sales of unregistered securities

In April 2004, the Company settled a legal claim with two former directors of the Company. The Company agreed to issue 11,806 and 5,903 shares of stock to each director, respectively. The value of these shares, $25,500, collectively, was accrued for during the first quarter, 2004.

In June 2004, the Company issued 21,500 shares of stock to a third party in settlement of litigation in the amount of $30,000.

The purchase and sale transactions mentioned above were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

ITEM 5.	OTHER INFORMATION

On July 23, 2004, the Company held its annual meeting of stockholders.

At the meeting:

John E. Presley, Erik Wiisanen, Joseph F. McGuire, Lamar Nash and Ken Cornell were elected by the votes indicated to the Board of Directors. All are returning directors with the exception of Mr. Cornell. Mr. Cornell was appointed to the Board of Directors and also appointed Chairman of the Audit Committee in April, 2004.

Presley 6,235,450 “yes” votes and 260,944 “abstaining” or “withheld”; Wiisanen 6,225,405 “yes” votes and 270,989 “abstaining” or “withheld”; McGuire 6,246,975 “yes” votes and 249,419 “abstaining” or “withheld”; Nash 6,240,105 “yes” votes and 256,289 “abstaining” or “withheld”; and Cornell 6,250,025 “yes” votes and 246,369 “abstaining” or “withheld.”

The 2004 Employee Stock Incentive Plan was approved by a vote of 2,942,944 (86.5%) “yes”, 425,492 (12.5%) “no” and 32,160 (1%) “abstaining” and “broker non-votes.”

The 2004 Director Stock Option Plan was approved by a vote of 2,897,672 (85.2%) “yes”, 466,767 (13.7%) “no” and 36,157 (1.1%) “abstaining” and “broker non-votes.”

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1	2004 Employee Stock Incentive Plan

10.2	2004 Director Stock Option Plan

31	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

(b)	Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarterly period ended June 30, 2004.

April 4, 2004	Press release announcing that the Telecommunications Industry Association (“TIA”) had issued a standard for Commercial Building Telecommunications Cabling regarding Telecommunications Cabling for Telecommunications Enclosures, which will become ANSI/TIA/EIA-568-B.1 Addendum 5. The new TIA Standard specifies when and where active zone enclosures, called Telecommunications Enclosures or TE’s, can be used in a structured cabling system under Items 5 and 7.

May 6, 2004	Press release announcing unaudited financial results for the three months ended March 31, 2004 and 2003, respectively and approximate sales for April 2004. audited Financial Results for three months and six months ended June 30, 2004 under Items 7 and 12.

June 7, 2004	Press release announcing preliminary and unaudited sales for the period April 1, 2004 through May 31, 2004. The Company also announced that it will hold its annual meeting of stockholders on July 23, 2004 and the record date for the meeting is May 28, 2004. In addition, the Company announced that it granted inducement stock options to an employee who has agreed to join the Company. The Company issued 20,000 stock options in connection with the initiation of employment with the Company under Items 5 and 7.

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2004

AMERICAN ACCESS TECHNOLOGIES, INC.

By:	/s/ JOHN E. PRESLEY
John E. Presley President & Chief Executive Officer

By:	/s/ JOSEPH F. MCGUIRE
Joseph F. McGuire Chief Financial Officer Treasurer & Secretary