Form 10QSB
period 2004-09-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 2004-11-04
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at November 2, 2004 was 7,255,260.

Transitional Small Business Disclosure Format    YES  ☐.    NO  ☒.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$211,060	$283,939
Investment securities	421,554	412,234
Accounts receivable, net of allowance of $72,000	1,288,977	1,152,519
Stock subscription receivable	—	100,000
Note receivable, other, net of allowance of $361,562	—	—
Inventories	1,254,391	1,118,887
Prepaid expenses and other current assets	56,803	51,706

Total current assets	3,232,785	3,119,285

Property, Plant and Equipment	2,666,710	2,800,136
Intangible Assets	94,262	150,250

Total assets	$5,993,757	$6,069,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$456,767	$396,374
Accrued expenses	130,227	89,375
Deferred revenue	17,611	61,669

Total current liabilities	604,605	547,418

Commitments, Contingencies, Other Matters and Subsequent Events	—	—

Stockholders’ Equity:
Common stock, $.001 par value; authorized 30,000,000 shares; issued and outstanding 6,848,124 shares and 6,301,129 shares, respectively	6,848	6,301
Additional paid-in capital	14,731,033	14,163,355
Deficit	(9,314,354)	(8,629,128)
Stock subscription receivable	(34,375)	(18,275)

Total stockholders’ equity	5,389,152	5,522,253

Total liabilities and stockholders’ equity	$5,993,757	$6,069,671

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Net Sales:
Formed metal	$2,894,937	$2,647,815	$1,026,936	$948,079
Zone cabling termination cabinet	2,058,603	1,421,672	895,120	431,664

	4,953,540	4,069,487	1,922,056	1,379,743

Costs and Expenses:
Cost of sales	3,835,315	3,269,912	1,517,056	1,140,249
Selling, general and administrative	950,384	690,984	266,013	195,802
Compensation and related benefits	809,545	1,033,596	275,145	279,234
Stock-based compensation	18,275	34,618	—	4,324

	5,613,519	5,029,110	2,058,214	1,619,609

Loss Before Other Income (Expense)	(659,979)	(959,623)	(136,158)	(239,866)

Other Income (Expense):
Interest income (expense)	(95)	17,024	—	3,057
Other income (expense)	(6,294)	52,979	(58,485)	16,313
Loss on sale of equipment	(28,179)	—	—	—
Unrealized gain on investments	9,321	—	3,222	—

	(25,247)	70,003	(55,263)	19,370

Net Loss	$(685,226)	$(889,620)	$(191,421)	$(220,496)

Net Loss Per Common Share	$(.10)	$(.15)	$(.03)	$(.04)

Weighted Average Common Shares Outstanding	6,582,341	5,949,064	6,793,582	6,088,129

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Cash Flows from Operating Activities:
Net loss	$(685,226)	$(889,620)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	291,695	326,072
Stock issued in lieu of cash for services	100,300	21,221
Stock issued as compensation	18,275	13,397
Compensation to directors and stockholders applied to notes receivable, directors and stockholders	—	155,000
Unrealized gain on investments	(9,321)	(8,947)
Loss on sale of equipment	28,179	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(136,458)	13,954
Accrued interest receivable	—	38,711
Inventories	(135,503)	(20,625)
Prepaid expenses and other current assets	(5,098)	40,889
Increase (decrease) in:
Accounts payable and accrued expenses	101,247	289,881
Deferred revenue	(44,058)	(154,400)

Net cash and cash equivalents used in operating activities	(475,968)	(174,467)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(174,201)	(110,886)
Proceeds from sale of equipment	45,000	—
Increase in patent costs	(1,261)	(8,356)

Net cash and cash equivalents used in investing activities	(130,462)	(119,242)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of related costs	335,000	100,000
Payment on obligation arising from product rights acquisition	—	(90,552)
Proceeds from exercise of options	198,551	—

Net cash and cash equivalents provided by financing activities	533,551	9,448

Net Decrease in Cash and Cash Equivalents	(72,879)	(284,261)
Cash and Cash Equivalents, Beginning	283,939	503,336

Cash and Cash Equivalents, Ending	$211,060	$219,075

Non-Cash Investing and Financing Activities:
Stock purchase receivable	$34,375	$—

See notes to condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 Unaudited

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Access Technologies, Inc. and Subsidiaries (the “Company”) at September 30, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2004 and results of operations for three months and nine months ended September 30, 2004 and 2003. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company’s Form 10-KSB.

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net loss per share is reflected in the following schedule:

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Computation of Net Loss per Common Share
Net Loss	$(685,226)	$(889,620)	$(191,421)	$(220,496)

Total Weighted Average Number of Common Shares and Equivalents	6,582,341	5,949,064	6,793,582	6,088,129

Net Loss per Common Share	$(0.10)	$(0.15)	$(0.03)	$(0.04)

3. Issuance of Common Stock

In August 2004, the Company issued 10,000 shares of common stock in lieu of cash to its outside legal counsel for services valued at $17,640 and rendered during the second quarter of 2004. From July 12 through August 24, 2004, 20,000 options were exercised to purchase the Company’s common stock. Options were exercised by a former Advisory Board member and a former employee at exercise prices ranging between of $0.78 and $1.00. Total proceeds received by the Company relating to these exercises were $19,550.

4. Stock-Based Compensation

Stock

For the nine months ended September 30, 2004, the charge of $18,275 represents the remainder of the amortization of 45,000 shares valued at $38,700 issued as a retirement incentive in June 2003.

Stock Options and Warrants

The 2004 Employee Stock Incentive Plan, which authorizes the issuance of up to 1,500,000 shares of the Company’s common stock, and the 2004 Director Stock Option Plan, which authorizes up to 1,000,000 shares of the Company’s common stock were both approved by shareholders at the Annual Stockholders’ Meeting held in July, 2004. During the third quarter of 2004, management granted 996,000 stock options with a strike price of $1.53 to employees and directors.

Fair Value Disclosures

For the nine months ended September 30, 2004, the following table reflects the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock options granted to employees, officers and directors:

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Net Loss:
As reported	$(685,226)	$(889,620)	$(191,421)	$(220,496)

Pro forma	$(1,377,293)	$(1,121,997)	$(770,911)	$(295,798)

Loss Per Share:
Basic:
As reported	$(0.10)	$(0.15)	$(0.03)	$(0.04)

Pro forma	$(0.21)	$(0.19)	$(0.11)	$(0.05)

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in the three months and nine months ended September 30, 2004 and 2003, respectively. The following assumptions were applied in determining the pro forma compensation cost:

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
RiskFree Interest Rate	4.49 - 4.99%	4.99%	4.49%	4.99%

Expected Dividend Yield	—	—	—	—

Expected Option Life	1 - 1.25 years	.75 - 1.25 years	1.25 years	1.25 years

Expected Stock Price Volatility	74 - 84%	88.5 - 131%	74%	88.5%

5. Subsequent Events

On October 12, 2004, the Company sold 407,136 shares of common stock to four institutional investors in a private placement transaction for gross proceeds of $753,200, at a price of $1.85 per share. The 407,136 shares were priced at 99% of the average closing price of the common stock over the 15-day period prior to the execution of the contract. Under the terms of the transaction, the investors received warrants to purchase an additional 150,000 common shares, exercisable at $2.30 per share for a period of five years and the registered broker dealer firm which acted as the placement agent in connection with the purchase of such shares and warrants by two of the investors received warrants to purchase 6,700 common shares, exercisable at $2.30 per share for a period of five years. We have earmarked the proceeds of this funding to purchase laser-cutting equipment that is expected to be installed during the first quarter of 2005. The addition of this equipment should enable us to increase our manufacturing efficiencies and bring in new business.

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

On August 26, 2004 the Company has signed an OEM supply agreement with the Leviton Voice & Data Division of Leviton Manufacturing Company, Inc., a leading manufacturer of electrical and electronic wiring devices. Under the agreement, American Access will supply Leviton Voice & Data with its patented zone cabling and wireless enclosures for incorporation into Leviton Voice & Data’s complete system solutions for network infrastructure.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions by us that may have a material impact on our financial condition and results. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), encourages, but does not require companies to record stock-based compensation plans using a fair value based method for grants to employees and directors. The Company has chosen to continue to account for stock-based compensation, granted to employees and directors, using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options granted to employees and directors is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock. Grants of stock-based compensation to non-employees are accounted for following SFAS No.123 utilizing the fair value method. SFAS No.123 requires that fair value of the instrument granted be measured, which the Company does using an option pricing model.

Inventory Valuation

Inventories are stated at the lower of cost or market, with cost determined using an average cost method. Inventory costs for finished goods and work-in-process include material, labor, production overhead, and outside services. Production overhead, including indirect labor, is allocated to finished goods and work-in-progress based on material purchases which is an estimate that could be subject to change in the near term.

THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003

OVERALL RESULTS OF OPERATIONS

For the three months ended September 30, 2004, we generated a net loss of $191,421 or $0.03 per share, which was a $29,075 decrease (or 13.2%) in net loss compared to the net loss of $220,496 or $0.04 per share over the comparative three-month period in the prior year.

For the nine months ended September 30, 2004, we generated a net loss of $685,226 or $0.10 per share, which was a $204,394 decrease (or 23.0%) in net loss compared to the net loss of $889,620 or $0.15 per share over the comparative nine-month period in the prior year.

During the three and nine month periods ending September 30, 2004, overall sales increased to record all-time highs. However, while margins did improve, they did not improve as much as expected due to three contributing factors. The initial factor was the disruptions caused by hurricanes Charley, Frances, Ivan and Jeanne. Due to the unprecedented weather conditions, shipments and production time were negatively impacted. Additionally, overtime hours increased as the Company managed with a reduced workforce. The second factor was the need to maintain machinery and as a result machine time was lost during parts of July and August due to complicated repairs that required the major breakdown and rebuilding of machines or machine sub-systems. The third factor was the continuing increase in the cost of fuel and steel in the third quarter.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2004	2003	% Change	2004	2003	%
Loss before other income	$(659,979)	$(959,623)	-31.3%	$(136,158)	$(239,866)	-43.2%

Net loss	$(685,226)	$(889,620)	-23.0%	$(191,421)	$(220,496)	-13.2%

REVENUES

Formed metal sales increased 9.3% ($247,122) over the nine months ended September 30, 2003 and 8.3% ($78,857) over the three months ended September 30, 2003.

Zone cabling sales increased 44.8% ($636,931) over the nine months ended September 30, 2003 and 107.4% ($463,456) over the three months ended September 30, 2003.

The overall increase in revenues for the three months and nine months ended September 30, 2004 is the result of increased sales of formed metal coupled with increased marketing efforts spurred by CPI, a significant distributor of the zone and wireless products. For the nine months ended September 30, 2004, 24.0% of total sales and 55.9% of zone cabling sales are attributable to the Company’s marketing and manufacturing agreement with CPI. Our gross profit on sales through CPI are lower due to our agreement with CPI. However, it is anticipated that this will be offset by the increased volume in sales that will be achieved by utilizing CPI’s superior sales network.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Formed metal	$2,894,937	$2,647,815	9.3%	$1,026,936	$948,079	8.3%
Zone cabling	2,058,603	1,421,672	44.8%	895,120	431,664	107.4%

Total	$4,953,540	$4,069,487	21.7%	$1,922,056	$1,379,743	39.3%

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

COSTS AND EXPENSES

Direct costs represent costs incurred by the Company to have its products manufactured and assembled. The Company has been successful in improving the gross margin and continues its ongoing demand for efficiencies. Although we experienced increased expenses related to hurricanes, equipment maintenance and increased fuel and steel prices, our gross margins improved by 3.7% and 3.0%, respectively, during the three and nine months ended September 30, 2004 as compared with the three and nine months ended September 30, 2003.

Direct costs represent 78.9% of revenues for the three months ended September 30, 2004 and 82.6% of revenues for the three months ended September 30, 2003. Direct costs represent 77.4% of revenues for the nine months ended September 30, 2004 and 80.4% of revenues for the nine months ended September 30, 2003.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Cost of sales	$3,835,315	$3,269,912	17.3%	$1,517,056	$1,140,249	33.0%

Gross Margin	$1,118,225	$799,575	39.9%	$405,000	$239,494	69.1%

Gross Margin %	22.6%	19.6%		21.1%	17.4%

	Nine Months Ended September 30,				Three Months Ended September 30,
	2004		2003		2004		2003
Materials	$1,048,500	21.2%	$807,695	19.8%	$528,904	27.5%	$267,938	19.4%
Labor & Related Costs	1,736,289	35.1%	1,408,489	34.6%	674,116	33.7%	486,569	35.3%
Contracted Services	234,346	4.7%	198,835	4.9%	50,865	2.6%	82,141	6.0%
Supplies	294,124	5.9%	351,236	8.6%	104,235	5.4%	121,157	8.8%
Utilities	155,868	3.1%	123,460	3.0%	57,122	3.0%	57,641	4.2%
Site Expenses/Depreciation	366,188	7.4%	380,197	9.3%	128,814	6.7%	124,803	9.0%

Total Cost of Sales	3,835,315	77.4%	3,269,912	80.4%	1,517,056	78.9%	1,140,249	82.6%
Gross Margin	$1,118,225	22.6%	$799,575	19.6%	$405,000	21.1%	$239,494	17.4%

Selling, General and Administrative expenses increased 37.5% ($259,400) over the nine months ended September 30, 2003 and 36.0% ($70,211) over the three months ended September 30, 2003.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2004	2003	% Change	2004	2003	%
Selling, General & Administrative	$950,384	$690,984	37.5%	$266,013	$195,802	36.0%
Compensation and related benefits	809,545	1,033,596	-21.7%	275,145	279,234	-1.5%
Stock based compensation	18,275	34,618	-47.2%	—	4,324	-100.0%

Total	$1,778,204	$1,759,198	1.1%	$541,158	$479,360	12.8%

Primary factors causing the increase in Selling, General and Administrative expenses are increased professional fees related to higher than average legal expenses and settlement amounts during second quarter 2004 and increased sales commission expense due to increased sales. Most of the higher legal expenses related to the settlement of two non-material legal matters in the second quarter of 2004. It was management’s decision that it was in the best interest of the Company to settle these matters than to continue further time consuming and expensive litigation. Offsetting these increases are decreases in bad debt expense, advertising expense and tax and license expense.

Compensation and related benefits expense decreased 21.7% ($224,051) over the nine months ended September 30, 2003 and 1.5% ($4,089) over the three months ended September 30, 2003. A key factor causing the decrease in compensation and related benefits expense was the expensing of officer loans as compensation that occurred during second quarter, 2003.

Stock-based compensation decreased 47.2% ($16,343) over the nine months ended September 30, 2003 and 100% ($4,324) over the three months ended September 30, 2003. The expense of $18,275 for the reporting period through September 30, 2004 represents the final period of amortization on a 2003 options grant.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities utilized cash of $475,968 and $174,467 during the nine months ended September 30, 2004 and September 30, 2003, respectively. Net cash consumed by operating activities consisted of net losses, and increases in accounts receivable, inventories and prepaid expenses, a decrease in deferred revenue and a loss on a disposal of equipment. The cash decrease is offset by unrealized gains on investments, increases in accounts payable, depreciation, amortization, and stock issued as compensation and in lieu of cash for services.

Net cash used from investing activities for the nine months ended September 30, 2004 was $130,462 as compared with $119,242 for the nine months ended September 30, 2003. The company sold equipment for $45,000 and increased its investments in equipment by $174,201 and patent costs by $1,261.

For the nine months ended September 30, 2004 the net cash provided from financing activities was $533,551 as compared with $9,448 for the nine months ended September 30, 2003. The Company received $335,000, net of expenses from the sale of stock and $198,551 from the exercise of options for the nine months ended September 30, 2004. $34,375 of the proceeds from the exercise of options is not yet received and is recognized a stock subscription receivable.

On October 12, 2004, the Company sold 407,136 shares of common stock to four institutional investors in a private placement transaction for gross proceeds of $753,200, at a price of $1.85 per share. The 407,136 shares were priced at 99% of the average closing price of the common stock over the 15-day period prior to the execution of the contract. Under the terms of the transaction, the investors received warrants to purchase an additional 150,000 common shares, exercisable at $2.30 per share for a period of five years and the registered broker dealer firm which acted as the placement agent in connection with the purchase of such shares and warrants by two of the investors received warrants to purchase 6,700 common shares, exercisable at $2.30 per share for a period of five years. We have earmarked the proceeds of this funding to purchase laser-cutting equipment that is expected to be installed during the first quarter of 2005. The addition of this equipment should enable us to increase our manufacturing efficiencies and bring in new business.

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

The exercise of our outstanding stock options could adversely affect our outstanding common stock. Our stock option plans are an important component of our compensation program for our employees and directors. As of September 30, 2004, we have issued and outstanding options to purchase approximately 6,800,000 shares of common stock with exercise prices ranging from $0.56 to $10.00 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future funding by the sale of equity. The exercise of such options may dilute the percentage ownership interest of our existing stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock.

Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2004. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

At the meeting:

John E. Presley, Erik Wiisanen, Joseph F. McGuire, Lamar Nash and Ken Cornell were elected by the votes indicated to the Board of Directors. All are returning directors with the exception of Mr. Cornell. Mr. Cornell was appointed to the Board of Directors and also appointed Chairman of the Audit Committee in April 2004.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

(b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarterly period ended September 30, 2004.

July 8, 2004	Press release announcing unaudited financial results for the three and six months ended June 30, 2004 and 2003, respectively under Items 7 and 12.

August 4, 2004	Press release announcing unaudited financial results for the three and six months ended June 30, 2004 and 2003, respectively under Items 7 and 12.

September 2, 2004	Press release announcing a signed OEM agreement with the Voice & Date Division of Leviton Manufacturing Company, Inc. effective August 26, 2004 under Items 8.01 and 9.01.

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2004

AMERICAN ACCESS TECHNOLOGIES, INC.

By:	/s/ JOHN E. PRESLEY
John E. Presley
President & Chief Executive Officer

By:	/s/ JOSEPH F. MCGUIRE
Joseph F. McGuire
Chief Financial Officer
Treasurer & Secretary