Form 10KSB
period 2004-12-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2005-03-23
CIK 1043186

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for the fiscal year ended December 31, 2004 were $6,740,337.

The number of shares outstanding of the issuer’s common stock as of March 22, 2005 was 7,382,260 shares. The aggregate market value of the common stock 7,074,790 shares held by non-affiliates, based on the closing price of the common stock on the Nasdaq Stock Market as of March 22, 2004 was $9,621,714. Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

American Access Technologies, Inc. (the “Company”) develops and manufactures patented “zone cabling” and wireless enclosures that mount in ceilings, walls, raised floors, and custom furniture, to facilitate the routing of telecommunications network cabling, fiber optics and wireless solutions to the workspace environment. We believe that zone cabling is a superior approach for growing and open office configurations or wherever frequent moves, additions and changes of telecommunications services are a factor. Zone cabling of the workspace reduces both labor and material costs for initial network installation and facilitates moves, adds, changes and upgrades for the network installations of today and tomorrow.

Omega Metals, Inc. (“Omega”), a wholly-owned subsidiary of the Company since 1998, was merged into the Company effective February 3, 2005 and will continue to operate as a separate division. Omega Metals is a precision sheet metal fabrication and assembly operation which manufactures our zone cabling and wireless products. It also serves a diverse client base of over 300, including engineering, technology and electronics companies, mostly in the Southeast. Omega Metals operates from a 67,500 sq. ft. manufacturing facility situated on 8 1/2 acres of land which is owned by the Company. Manufacturing services include precision stamping, bending, assembling, painting, powder coating and silk screening.

We have expanded our proprietary line of products to include several different sized enclosures, a wall mounted enclosure and a wireless enclosure. We continue to forge private labeling agreements with several manufacturers for which we custom design products to their specifications, serving as an Original Equipment Manufacturer, or we label our standard and modified products to suit these customers’ needs. Our products are included in the catalog for government contracts and large private sector jobs with one of the nation’s top distributors of telecommunications systems’ products.

On May 8, 2003 we entered into an agreement with Chatsworth Products, Inc. (“CPI”), Westlake Village, CA establishing a five-year strategic alliance for the manufacture and sales of zone cabling and wireless products developed by American Access. These products, which are currently manufactured by American Access, are co-branded with the names of both American Access and Chatsworth Products and are exclusively sold and distributed by CPI. Under the agreement, American Access will continue to manufacture the products but CPI will have manufacturing rights under certain circumstances. Currently, American Access manufactures all such products. In connection with the alliance, CPI purchased 215,517 shares of American Access common stock in a private placement at $1.16 per share.

On January 11, 2002, the Company entered into an agreement, which was amended on October 1, 2002, for the Acquisition of Product Rights (“Agreement”) from Bill Sherer Corporation (“BSC”) and its principal, Bill Sherer. All rights, entitlements, logos, trademarks, goodwill and designs pursuant to the Northern Lights/Eclipse Ultraviolet Light Air Cleansing Systems (the “Products”) were acquired by the Company in exchange for cash payments of $175,000 and forgiveness of approximately $133,000 in outstanding accounts receivables carried by the Company on BSC’s account. All costs relating to this acquisition have been fully amortized as of December 31, 2004. The product is a metal device containing an ultraviolet light designed to be placed in a home air conditioning system. It is used to kill germs and bacteria in indoor air. Our marketing strategy targets contractors and distributors who will supply the system to the homeowner for installation in the central air conditioning system. Our current strategy includes finding a company to acquire our product rights and to distribute the product while we continue to manufacture the product.

HISTORY OF THE COMPANY

The Company was incorporated on October 21, 1996, under the laws of the State of Florida.

THE COMPANY’S BUSINESS

Businesses today strive to get and stay connected with faster and faster access to the Internet and more ways to communicate through computers, voice and video. The Company develops telecommunications network infrastructure solutions to open office architecture, routing high speed cabling, copper wiring and telecommunications network infrastructures wireless solutions into and through office buildings, hospitals, convention centers, schools, hotels, entertainment and theme parks, government buildings, and industrial complexes. As the need increases for high-speed communication networks in the work place, the streamlined distribution of cables and wires that carry that information is also important. Called “zone cabling” because cables are routed into specific areas as needed, our enclosures conveniently house equipment in the ceiling, raised floors, wall mounts and modular furniture. This dedication to providing total and flexible cabling and wireless solutions places the Company at the forefront of the telecommunications zone cabling industry.

THE COMPANY’S ZONE CABLING PRODUCTS

Our product line capitalizes on the need for zone cabling solutions. Our enclosures provide efficiency and flexibility and are plenum-rated and Underwriter’s Laboratories approved as described in UL-2043.

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

We designed a telecommunications zone enclosure to house and distribute telecommunications wiring and cabling in buildings. We currently hold several national and foreign patents for the related technology of our zone and wireless cabling enclosures that may be installed above the ceiling, on or in the wall or in the floor structure. The ceiling unit fits into the suspended ceiling, providing easy access to the brain of the telecommunications system. Less cable is used and installation is easier and quicker, causing fewer disruptions and down time for office workers. The floor unit provides the same solution in a floor installation. In 2002, we developed our wall mount solution as well as designing a system that provides the same solution in modular office furniture.

The enclosure can be used for any and all low voltage wiring systems including but not limited to voice, data, video, building controls, security, and fire/life/safety wiring systems. The enclosure was designed to accommodate all manufacturers’ equipment including various panels as well as fiber optic cables and wireless systems.

Product Application

The enclosure will reduce the amount of wire running from the workstation to the telecommunications closet. The wiring will now run from the workstation to our enclosure, which is readily accessible through the ceiling grid system, a raised floor panel, or through a panel in modular furniture. The enclosures are designed to accommodate either all of the newly developed Open Office Architecture wiring equipment and distribution connections or the configurations for wireless access. These enclosures are mounted in a standard 2ft. x 4 ft. or 2ft. x 2 ft ceiling grid system or raised floor system, and are physically attached to the building structure to support the weight of the equipment installed within the enclosure. The equipment is reached through a door that opens from below the ceiling or above the floor for easy maintenance, installations and changes. Additionally, we have the capability to customize the enclosure for specific needs as well as having designed a system compatible with modular office furniture, allowing systems to be reconfigured in an office environment as needed. Specially trained, highly-paid technicians will no longer be required to make those changes when systems grow or are reconfigured. The new equipment just plugs in, creating less down time and less loss of productivity. Cables are easily re-routed and reused. Less cable is used, thereby reducing the cost of materials and labor. Money is saved with the initial installation and when systems are changed.

The enclosure makes better use of telecommunications closets, reducing the mass of cables to be run throughout the building. Therefore, building owners have more leasable space.

Product Standards and Regulations

Markets for the Company’s products are characterized by the need to meet governmental and industry standards. In the U.S., the Company’s products must comply with various regulations established by the Federal Communications Commission and Underwriters Laboratories, as well as standards established by Bell Communications research and local building codes. The zone enclosure has been approved by Underwriters Laboratories for low voltage communications and meets or exceeds the national electrical code requirements when used with appropriate fire foam kits in association with cable access penetration models.

The Company maintains membership in trade organizations such as the Telecommunications Industry Association (“TIA”) and Building Industrial Consulting Services International. The TIA sets telecommunications industry standards. We are represented on four of the TIA’s subcommittees to study zone cabling, thus participating in recommendations for future standards and guidelines for its use.

Zone cabling, or Open Office Architecture, was originally endorsed under Telecommunications Systems Bulletin 75, by the American National Standards Institute, the Telephone Industry Association and the Electrical Industry Association. Bulletin 75 has been incorporated into TIA-568-B.1. Currently, the TIA sub-committees are studying TIA 569a and are making additional recommendations on zone cabling and related systems. In December 2004, the TIA issued a standard for Commercial Building Telecommunications Cabling Pathways and Spaces, TIA-569-B. The publication of the new standard gives official recognition to the concept and application of active zone enclosures, called “telecommunication enclosures”. Although American Access pioneered the development of such products and introduced its first active zone enclosure product in January 1997, this is the first official standard covering such products. American Access has determined that its zone enclosure products meet the new 569-B standard for performance and functionality. The Company is represented on both the TIA and four of its sub-committees, and will help shape future direction of zone cabling.

Product Development

As the Company identified the specific product needs of the telecommunications industry, products were developed to meet these needs. The products assist equipment manufacturers in marketing their own products.

The Company’s first design was a low-voltage zone enclosure that mounts within the ceiling grid system. The Company then developed accessory equipment to permit cable penetrations and maintain fire rating.

The second phase was to develop an enclosure that serves as a termination, distribution or consolidation point within a raised floor data center.

The third phase includes a high-voltage termination enclosure that mounts into the ceiling grid system to house active electronics, including computer hubs, routers and switches. This unit accommodates fiber optics as well as conventional copper wiring.

The fourth phase houses an enclosure inside select modular office furniture.

Phase five was accomplished in 2001 when our wireless enclosure made its debut. Since we introduced it, the wireless enclosure has been the subject of repeat orders by a major network provider.

Currently, we continue to expand our line of proprietary products, offering different-sized units, wall mounts, wireless enclosures and customizing existing units for private label customers.

There can be no assurance that any new products will be successfully developed or marketed.

Intellectual Property

Currently, multiple patents have been issued for the related technology of our Zone Cabling Termination Enclosures and for Communications Cable Interconnection Apparatus and Associated Method For An Open Office Architecture including:

U.S. Patent No. 5,911,611 issued on June 15, 1999;

U.S. Patent No. 5,842,313 issued on December 1, 1998;

U.S. Patent No. 6,112,483 issued on September 5, 2000;

Chinese Patent No. ZL98002220.6 issued on January 5, 2005;

Australian Patent No. 750298 issued on October 31,2002;

Canadian Patent No. 2,277,797 issued on July 23, 2002;

Mexican Patent No. 205.0/021576 issued September 25, 2003;

German Patent No. DE 698,08,462 T2 issued on July 10, 2003;

Austrian Patent No. E 225 575 issued on December 3, 2002; and

Great Britain as European Patent No. 0953221 issued on February 10, 2002.

In addition to the zone cabling enclosure patents, U.S. Patent No. 6,201,687 for Modular Furniture Wall System and Method for Telecommunications Equipment and Wire Management In An Open Office Architecture was issued on March 13, 2001.

OMEGA METALS

We have developed all of our products utilizing computer assisted design drawings (“CADD”). Master copies of our products are safeguarded at the home office and certain copies are available to outsource firms. On November 12, 1998, the Company acquired all the outstanding common stock of Omega Metals, Inc., in exchange for 226,470 shares of the Company’s common stock.

Omega Metals, a wholly-owned subsidiary of the Company since 1998, is a precision sheet metal fabrication and assembly company and has been a manufacturer of various products used in the telecommunications industry. It is located in Northeast Florida midway between Jacksonville and Gainesville. The Company was established in 1981, serving a diverse client base of over 300, including engineering, technology and electronic companies, mostly in the Southeastern markets. Effective February 3, 2005, Omega Metals was merged into American Access Technology, Inc. and will continue to function as a separate division.

Omega Metals operates from its 67,500 sq. ft. manufacturing facility situated on 8 1/2 acres of land owned by the Company. The manufacturing process is run by a state-of-the-art computer control system. Manufacturing services include precision stamping, bending, assembling, painting, powder coating and silk screening. The recent installation of a robotic welder has significantly improved production efficiencies. Quality control at Omega Metals is based on the Department of Defense military standard MIL-1-45208A. Inspection equipment is strictly maintained to assure consistent quality. Diversified facilities and equipment allow Omega Metals to handle a broad range of customer requirements. Strict attention to quality assures our customers of consistent production and conformity to their specific requirements.

Omega also manufactures for the Company’s acquired product line, the Eclipse Ultraviolet Light Air Cleansing System.

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

On May 8, 2003 we entered into an agreement with Chatsworth Products, Inc. (“CPI”), Westlake Village, CA establishing a five-year strategic alliance for the manufacture and sales of Zone Cabling and Wireless products developed by American Access. These products, which are currently manufactured by American Access, are co-branded with the names of both American Access and Chatsworth Products and will be exclusively sold and distributed by CPI. Under the agreement, American Access will continue to manufacture the products but CPI will have manufacturing rights under certain circumstances. American Access currently manufactures all of such products. In connection with the alliance, CPI purchased 215,517 shares of American Access common stock in a private placement at $1.16 per share.

Our marketing plan envisions a distribution chain that includes forging relationships with and ultimately selling our products to:

1	Systems Providers (Original Equipment Manufacturers – “OEM”s) that buy and sell product and specify telecommunications systems to end-users. We have signed private label agreements with several manufacturers, for which we custom design products to their specifications, serving as an OEM, or label our standard and modified products to suit customers’ needs. Marketing through systems providers is similar to the tire manufacturer that broadens its sales success by selling tires to the automobile manufacturer for inclusion in the finished product. For us, being specified as part of a whole telecommunications system at the pre-design phase is an important part of our sales effort, so we focus on getting the word out to OEMs about the benefits of zone cabling;

2	Distributors that stock, sell and finance product and whole systems. We work with our distributors that employ a sales force to support and sell product through contractors. Working closely with distributors ensures that their sales efforts are successful because their sales personnel understand why zone cabling products are important to a network;

3	Contractors who install, test and guarantee the network systems they build for end-users. Contractors also work closely with the architects and Information Technology Systems Designers who need to know the benefits of zone cabling so it can be specified from the beginning of a project;

4	End-users that can specify the most cost-efficient system available to them will want to hear the zone cabling story from their architects, contractors, distributors or systems providers. Forging all of these relationships gives us the edge in educating potential buyers of our products.

As we build relationships on these four levels, the products we manufacture can be sold to systems providers and distributors, who in turn sell to contractors or directly to the end-user. Because our products are an integral part of a telecommunications network, we market them for inclusion in those networks, not as separate products. Our goal is to reach beyond the concept that our product is an alternative to traditional home run cabling and to make zone cabling a standard in the industry. We are accomplishing this goal by hiring independent contractors to manage sales and OEM accounts within designated territories. Currently, three independent sales agents bring to the job years of experience in the telecommunications systems sector. These representatives also cross sell other metal fabricating jobs for Omega Metals.

Concurrently, Omega Metals utilizes manufacturers’ representatives who are independent contractors to generate sales. Omega’s vice president of sales also calls on accounts and coordinates Omega’s sales efforts.

The Company uses several brochures to assist in marketing ranging from a one-page overview to an eight-page full color product and application brochure. We also maintain an Internet website for the casual visitor, the telecommunications expert and the investor. All of these marketing/media materials provide company information, product information, engineering specifications, drawings, application for use, and features and benefits tailored to each individual market need. Additionally, the Internet website provides marketing support materials that can be downloaded and printed at individual locations throughout the world. Questions and answers can be transmitted via e-mail feedback capability, query analysis for tracking of inquiries, lead generation for the distributors, distribution of marketing materials to end-users not normally addressed by the individual distributors.

The Company is participating with its channel partners in trade shows as a component in their individual booths and hospitality suites. The Company also participates individually in select trade shows and distributors’ forums each year.

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

Risks Related to our business:

We have had a history of operating losses.

We incurred net losses of approximately $858,000 in 2004, $842,000 in 2003, $967,000 in 2002, $1,441,000 in 2001 and $2,034,000 in 2000. Our expenses are currently greater than our revenues. Our ability to operate profitably depends on increasing our sales and achieving sufficient gross profit margins. We cannot assure you that we will operate profitably.

We have experienced fluctuations in our revenues and this may continue in the future.

In 2001, we experienced significant declines in sales in both our zone cabling products and metal fabrication and assembly business. We believe this decline was the result of a significant decline in capital spending in the telecommunications industry, a reduction in technology-related capital spending and a general overall economic recession that has negatively affected the markets we serve. While we have seen an increase in our revenues since 2001 from an economic recovery, there can be no assurance as to the duration and strength of such recovery and whether it will continue to positively affect our revenues.

We have a limited operating history with our zone cabling and wireless products, which makes your evaluation of our business difficult.

We introduced our zone cabling products into the commercial marketplace in January 1997 and since that date have introduced additional products including our first wireless enclosure in August 2001. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in relatively new and rapidly evolving markets. These risks include:

•	uncertain commercial acceptance of our products;

•	technological obsolescence; and

•	competition.

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

Sales of our zone cabling products depend upon the decision of prospective end users to undertake a network cabling or wireless networking projects which incorporate our products. Such projects are affected by a variety of factors, including the following:

•	acceptance of the benefits of zone cabling over traditional home run cabling;

•	general economic conditions; and

•	potential technological changes such as the growth of wireless networking in the office.

For these and other reasons, the sales cycle associated with the purchase of our zone cabling and wireless products can be quite lengthy and is subject to a number of significant risks, including customers’ budgeting constraints and internal acceptance reviews that are beyond our control. Because of the lengthy sales cycle, our sales of such products are variable and can fluctuate substantially.

We depend significantly on one distributor of our zone cabling and wireless products.

Until May 2003, our zone cabling and wireless product revenues were derived from our sales to a limited number of direct customers, most of which were OEM customers and stocking distributors. In May 2003, we established Chatsworth Products, Inc. (CPI) as our distributor for all of our zone cabling and wireless products to customers other than OEM customers. Accordingly, we are dependent on the performance of CPI to maintain relationships with our existing customers, other than OEM customers, and establish new customers for our products. Our distribution agreement with CPI lasts until May 2008. If CPI is not successful in maintaining good relationships with our existing customers, other than OEM customers, and developing new customers for our products or experiences significant reduction, delay or cancellation of orders from any of these customers, our operating results could be materially and adversely affected.

Our failure to adequately protect our proprietary rights could adversely affect our ability to compete effectively.

We rely on a combination of patents, trademarks, non-disclosure agreements, invention assignment agreements and other security measures in order to establish and protect our proprietary rights. We have been issued four U.S. patents and seven foreign patents which are important to our current business. We can offer no assurance that the claims allowed within the patents will be sufficiently broad to protect our technology. In addition, we can offer no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will adequately protect the Company. There can be no assurance that the measures we have taken or may take in the future will prevent misappropriation of our technology or that others will not independently develop similar products, design around our proprietary or patented technology or duplicate our products.

Risks related to ownership of our common stock:

The exercise of our outstanding stock options could adversely affect our outstanding common stock.

Our stock option plans are an important component of our compensation program for our employees and directors. At December 31, 2004, we have 6,572,402 outstanding options to purchase shares of common stock with exercise prices ranging from $0.56 to $10.00 per share. The average weighted exercise price is $2.56. Of the total outstanding, 5,441,479 are options and warrants outstanding to employees and officers/directors. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future funding through the sale of equity. The exercise of such options will dilute the percentage ownership interest of our existing stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Furthermore, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. However, due to the wide range of exercise prices, the likelihood that all outstanding options and warrants get exercised all at one time is highly unlikely.

If the price of our stock goes below $1.00 for 30 consecutive trading days, our stock could be delisted from the NASDAQ Stock Market.

Our stock is currently listed on the Nasdaq Small Cap Market. The Nasdaq Stock Market’s Marketplace Rules impose a minimum stock price of $1.00 per share for the continued listing of our stock. As of the date of this report, we are in compliance with all Nasdaq Stock Market listing requirements. If our stock price were to close below $1.00 for 30 consecutive trading days in the future we could be out of compliance and our stock would be subject to delisting if we did not achieve compliance within the 180-day cure period provided in the Nasdaq Marketplace Rules. If we are delisted our stock’s liquidity would suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock’s trading price. Delisting also makes it more difficult for us to issue additional shares in order to secure additional financing.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its corporate offices at 6670 Spring Lake Road, Keystone Heights, FL 32656. The corporate offices are located at our 67,500 sq. ft manufacturing facility which is situated on 8 1/2 acres of land owned by the Company in Northeast Florida, midway between Jacksonville and Gainesville.

ITEM 3. LEGAL PROCEEDINGS

On April 10, 2001, the Company entered into an Agreement and Plan of Merger to merge with Defense Technology Systems, Inc., formerly known as “DataWorld Solutions, Inc.”, an unrelated entity. Subsequent to signing the agreement, the merger candidate incurred materially adverse changes in its basic business structure and operations. Pursuant to the terms of the agreement, the Company terminated the agreement and filed suit against the entity on July 11, 2001 in the 18th Judicial Circuit Court, Seminole County, Florida seeking a declaratory judgment that it properly terminated the merger agreement and damages resulting from the termination. The merger candidate counter sued for a $500,000 termination fee specified in the agreement, but which was payable only under limited circumstances. The trial process began February 7, 2005. On February 18, 2005, Florida’s 18th Judicial Circuit Court ruled in favor of American Access. The judge ruled that American Access was justified in terminating the merger agreement and has initially awarded American Access damages including fees and costs incurred, the value of which remains to be determined, in connection with the proposed merger and the resulting litigation. A receivable has not been recorded, pending the determination of damages, fees and costs incurred and the other party’s potential appeal.

On December 15, 2004, the Company filed seven suits in Small Claims Court in Clay County, Florida, related to a customer’s default on a $38,000 account receivable for the ultra-violet light product. The entire past due balance is reflected in the bad debt allowance. The customer subsequently responded by filing a counter-suit in South Carolina and Clay County claiming breach of contract, negligence, fraud and misrepresentation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to security holders in the fourth quarter 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

The Company’s common stock trades on the NASDAQ Stock Exchange under the symbol “AATK”.

The following table sets forth quotations for the high and low closing prices for the Company’s common stock, as reported by Nasdaq, for the periods indicated below:

	High	Low	High	Low
	Year Ending December 31, 2004		Year Ending December 31, 2003
1st Quarter	$1.98	$1.25	$0.76	$0.49
2nd Quarter	$2.00	$1.15	$1.45	$0.60
3rd Quarter	$2.05	$1.52	$1.37	$0.80
4th Quarter	$2.50	$1.72	$1.34	$0.83

We have approximately 90 stockholders of record as of March 21, 2005 not including approximately 4,500 beneficial holders whose stock is held in street name. There are no contractual restrictions on our ability to pay dividends. No dividend has been declared or paid by the Company since inception. The Company does not currently anticipate that any dividends will be declared.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary note on forward-looking statements: This Annual Report on Form 10-KSB (the “Report”) may be deemed to contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”), reports to the Company’s stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks set forth herein, each of which could adversely affect the Company’s business and the accuracy of the forward-looking statements contained herein.

Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. Commencing with the first quarter 2004, certain amounts have been reclassified to cost of goods sold from selling, general and administrative costs and the comparable amounts have been reclassified to/from the prior year.

The following discussion and analysis should be read in conjunction with a discussion about risk factors and the consolidated financial statements of the Company, included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004, that are made a part of this annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs), nor do we have any “variable interest entities” (VIEs), as defined by FN 46 and FN 46(R).

Revenue Recognition

The Company recognizes revenue from product sales at the time the product is shipped and title passes to the customer.

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS” No. 123), encourages, but does not require companies to record stock-based compensation plans using a fair value based method for grants to employees and directors. The Company has chosen to continue to account for stock-based compensation, granted to employees and directors, using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options granted to employees and directors is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock. Grants of stock-based compensation to non-employees are accounted for following SFAS No. 123 utilizing the fair value method. SFAS No. 123 requires that fair value of the investment granted be measured, which the Company does using an option pricing model.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123-R, a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123-R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This Statement becomes effective the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has not assessed the full impact but believes the adoption of this standard may have a significant, non-cash impact on the Company’s results of operations or financial position as of January 2006.

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

RESULTS OF OPERATIONS

REVENUES

Total revenues increased 22.2% in 2004, primarily as the result of a 47.6% increase in our zone cabling division which is mainly attributable to the strategic alliance with Chatsworth Products, Inc. Sales to CPI represent approximately $1,595,000 or 23.7% of total sales for the year ended December 31, 2004 and $372,000 or 6.7% of total sales (9.1% of total sales between May and December, 2003) for the year ended December 31, 2003. Pricing for our OEM relationships is reviewed and updated annually to take into account such changes as market demand and economic factors affecting costs. Omega Metals, our formed metal division, increased sales 9.2% which is primarily attributable to an increase in orders from existing customers. Omega is not limited to annual pricing reviews and revises its pricing accordingly.

	2004	2003	% change
Formed metal	$3,978,308	$3,644,258	9.2
Zone cabling	2,762,029	1,871,052	47.6

Total	$6,740,337	$5,515,310	22.2

COSTS AND EXPENSES

Cost of sales represents expenses incurred by the Company to have its products manufactured and assembled. These costs represent 84.6% of revenues for the year 2004 and 82.8% of revenues for the year 2003. Fuel and transportation costs, in direct correlation to the market value of crude oil, increased significantly in 2004. Strong steel market demand and high prices in most U.S. steel markets prompted an 11% overall increase in domestic steel shipments and a 31% increase in imports of raw steel. Although the increases in importing and shipping alleviated some of the shortages reported by many in steel-consuming sectors, the shortage continues. Sheet metal prices increased relentlessly (an average of 34%) throughout the year and are projected to continue to escalate throughout 2005. Labor costs increased due to a shortage of skilled labor and production delays due to four hurricanes that struck Florida between September and October 2004, thus increasing overtime expense. Additionally, commencing with the first quarter 2004, $456,000 in 2004 and $388,000 in 2003 have been reclassified to cost of goods sold from selling, general and administrative costs.

General and administrative costs represent 13.0% of revenues for the year 2004 and 13.5% for the year 2003. The $133,000 overall increase in selling, general and administrative expenses for the twelve months ended December 31, 2004 is primarily due to an increase of $134,000 in professional, legal and settlement costs. Commission expense increased $58,000 due to the increased sales but is offset by a decrease of $23,000 in advertising expense, $20,000 in tax and licenses and $16,000 in bad debt expense.

Compensation and related benefits represent 12.7 % of revenues for the year 2004 and a total of 19.5% for the year 2003. Compensation expense for 2003 includes $201,460 (3.7%) related to a decision by the Board to treat outstanding loans and interest receivable of the two officers as compensation. The amounts due were approximately $110,260 and $91,200, respectively, of which $155,000 was principal and $46,460 was interest, collectively. Stock-based compensation of approximately $144,000 represents 2.1% of sales for the year 2004 as compared to $54,000, or 1.0% of sales for the year 2003. The increase of $90,000 is attributable to claim settlements of approximately $55,000 and legal fees of approximately $35,000.

	2004	% Revenue	2003	% Revenue	% Change
Costs and Expenses:
Cost of sales	$5,701,403	84.6	$4,568,186	82.8	24.8
Selling, general and administrative	878,948	13.0	745,465	13.5	17.9
Compensation and related benefits	857,732	12.7	869,047	15.8	(1.3)
Compensation to officer/director/stockholders in connection with marketing/manufacturing agreement	—	—	201,460	3.7	(100.0)
Stock-based compensation	143,775	2.1	53,687	1.0	167.8

	7,581,858	112.5	6,437,845	116.8	17.8

As a result of the above information, we had a net loss in 2004 of $858,000 compared to a net loss of $842,000 in 2003. The $81,000 improvement in Loss Before Other Income is the result of increased gross margin due to reduction in direct costs, an approximate increase of 22% in sales and the elimination of the 2003 additional compensation expense incurred in 2003. However, due to an increase of approximately $224,000 in selling, general, administrative expense and stock-based compensation, we ultimately recognized an increase in net loss of approximately $15,000.

	2004	2003	% change
Loss before Other Income	$(841,521)	$(922,535)	(8.8)

Net Loss	$(857,516)	$(842,116)	1.8

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities utilized cash of $363,469 during the year ended December 31, 2004 compared to utilization of $321,789 in 2003. Net cash used consisted primarily of net losses, increases in accounts payable, accrued and prepaid expenses, and inventories. However, the cash decrease is offset by depreciation, amortization, stock issued for services, a loss on the sale of equipment and decreases accounts receivable and unearned revenues.

Net cash used by investing activities for the year ended December 31, 2004 was $266,283 compared to a utilization of $225,138 in 2003 for equipment and product rights. In 2004, the Company earned $12,418 in interest on investments which was reinvested; sold equipment which provided $45,000; and increased patent costs $4,803. Additionally, the Company purchased $294,062 of new equipment.

Net cash provided by financing activities was $1,305,825 for the year ended December 31, 2004 compared to $327,530 in 2003, primarily from investor stock purchases. In 2004, the Company received cash of $993,200 from investors buying stock in private agreements but incurred $49,750 in consulting and legal fees related to the investor purchases. The Company also received $100,000 from a stock subscription receivable related to the CPI marketing agreement and $262,375 from the exercise of warrants and options by employees and consultants. The Company also recorded a receivable of $92,660 related to the exercise of warrants and options which is included as a non-cash financing activity.

In October 2004, the Company ordered a laser-cutting machine from Trumpf, Inc. in the amount of $705,000. A deposit of $66,500 was paid to Trumpf, Inc. on October 20, 2004. Subsequently, the Company ordered an automatic loading system from Trumpf for approximately $127,000. The equipment was shipped and installed in early March 2005, with the remaining balance due within standard payment terms. Additional expenses to prepare the premises for the installation are estimated at $20,000 to $40,000, exclusive of any applicable asset retirement obligations.

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

In December 2003, we announced an agreement with an institutional investor to purchase 365,286 shares of our common stock pursuant to a Private Investment Public Equity (“PIPE”) for $370,000, an average price of $1.01 per share. The purchase price of the shares approximated the average closing price of the stock for the 30 trading days prior to the initial close. The closing of the initial installment of 143,000 shares for $130,000 was completed December 4, 2003. On February 6, 2004, the final installment for 222,286 shares was completed and $240,000 was collected. The closing on the balance of the agreement took place after a registration statement covering the resale of the shares by the investor was declared effective by the Securities and Exchange Commission. The sale was arranged directly between the Company and the investor and no sales commission was paid or warrants issued in connection with the private placement. We believe this investment reflects the growing confidence of investors in AATK, our management and overall business strategy. The proceeds from this private placement will enable our Company to continue to fund our manufacturing expansion, increase working capital and fund general corporate purposes.

On both February 3, 2004 and May 4, 2004, the Company received $50,000 from CPI to finalize the purchase of stock related to the strategic alliance formed in May 2003.

During 2004, 371,500 options were exercised to purchase the Company’s common stock. Options were exercised by employees and commissioned salesmen at strike prices ranging from $0.78 to $1.53 and the Company collected $262,375. During 2003, 10,000 options were exercised.

On October 12, 2004, the Company sold 407,136 shares of common stock to four institutional investors in a private placement transaction for gross proceeds of $753,200, at a price of $1.85 per share. The purchase price of the shares approximated the average closing price of the common stock over the 15-day period prior to the execution of the contract. Under the terms of the transaction, the investors received warrants to purchase an additional 150,000 common shares, exercisable at $2.30 per share for a period of five years and the registered broker dealer firm which acted as the placement agent in connection with the purchase of such shares and warrants by two of the investors received warrants to purchase 6,700 common shares, exercisable at $2.30 per share for a period of five years. We earmarked the proceeds of this funding to purchase laser-cutting equipment. That equipment has been delivered and installed as of March 2005. The Company recognized a decrease in equity of $49,750 for consulting and legal fees related to this transaction.

CONTRACTUAL OBLIGATIONS

In October 2004, the Company ordered a laser-cutting machine from Trumpf, Inc. in the amount of $705,000. A deposit of $66,500 was paid to Trumpf, Inc. on October 20, 2004. Subsequently, the Company ordered an automatic loading system from Trumpf for approximately $127,000. The equipment was shipped and installed in early March 2005, with the remaining balance due within standard payment terms. Additional expenses to prepare the premises for the installation are estimated at $20,000 to $40,000, exclusive of any applicable asset retirement obligations. On October 6, 2004 the Company sold 407,136 shares of common stock to three institutional investors in a Private Placement transaction for gross proceeds of $753,200 to accomplish the funding of the base cost of the laser cutter.

ITEM 7. FINANCIAL STATEMENTS

See the Company’s financial statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended. Subsequent to the date of our management’s evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, executive officers, and key employees of the Company are as follows:

Name	Age	Position
John E. Presley	65	Director, President/CEO
Joseph F. McGuire	46	Director, CFO/Sec/Treasurer
Erik Wiisanen	61	Director, VP – Sales and Marketing, Omega Metals
Ken Cornell	36	Independent Director
Lamar Nash	58	Independent Director
Tim Adams	54	VP - Sales and Marketing

JOHN E. PRESLEY has been a Director of the Company since November 1998, and President and CEO since April 12, 1999. Presley is a graduate registered professional Engineer. He graduated from the University of Florida in January of 1961 with a BSME, and attended a number of colleges for graduate work. He worked in many industries as an engineer and manager before founding Omega Metals in 1981. Omega became a wholly-owned subsidiary of the Company in November 1998 and was merged into the Company in February 2005.

JOSEPH F. MCGUIRE was appointed Chief Financial Officer and a Director on June 29, 2000. He has 16 years CFO experience, and is a CPA. From 1998 until June 2000, he was Chief Financial Officer for Hirst Investment Management, Inc.; from 1997 to 1998, CFO for MHR Fund Management; from 1995 to 1997, CFO for the Common Fund; from 1994 to 1995, CFO for Link Strategic Investors; and from 1989 to 1995, CFO for John Henry & Co., Inc. Prior to 1989, he held management positions with Dean Witter Reynolds, Paine Webber, Inc., and Price Waterhouse. He is a 1980 graduate of the University of Notre Dame.

ERIK WIISANEN, Vice-President-Marketing of Omega, was elected a Director in December 1999. He graduated from Cornell University in 1965. He worked in Banking as a Vice President of Barnett Bank until 1970 and was a representative for shipping interests until he helped found Omega Metals in 1981. He was co-founder and President of the Board of Directors for a private kindergarten. He has been vice president in charge of sales and marketing for Omega since 1981.

KEN CORNELL became a member of the Board of Directors and Chairman of the Board’s Audit Committee in April 2004. He attended the University of Florida ‘s Fisher School of Accounting Master’s Program and graduated in 1991. His previous employment experience includes working in the audit division of Ernst & Young in Atlanta, Georgia, where he serviced primarily small public and private entrepreneurial companies as well as some larger Fortune 500 companies. He served as the Chief Financial Officer of Log On America, a publicly held internet/telecommunications company from 1999 to 2002. While there, he was responsible for all internal and external financial reporting, due diligence reviews for various acquisitions, and establishment of internal controls and financial processes used to evaluate the various products and services offered by the company. He founded CornellCFO in 1997. CornellCFO has assisted companies in the high technology arena with financing, strategic alliances, merger and acquisition, and various turnaround services since 1997. He holds his CPA license in Florida and is a member of the American Institute of Certified Public Accountants (AICPA).

LAMAR NASH joined the Board of Directors and Audit Committee in January 2003. He had been an Advisory Committee member from November 2001 through December 2002. He currently serves as Vice President, business development for Barton Malow Company’s Southern Region. The construction company, ranked in the top 20 of construction companies worldwide, has annual revenues exceeding $1.2 billion. He is a former vice president and corporate marketing officer of The Haskell Company, a top 100 design-build firm. He also served as interim executive director of the Foundation for Integrated Services, an affiliate of Design-Build Institute of America. He is former chairman and director of Florida First Capital Finance Corporation; past president of Florida Economic Development Council; and former staff director of the Jacksonville, Florida Chamber of Commerce Committee of 100. In addition, he has co-owned a small business with annual sales of $5 million. He is a member of Design-Build Institute of America, Georgia Economic Developers Association and is also a licensed real estate broker. He is a 1969 graduate of the University of Florida.

TIM ADAMS was named Vice President of Sales and Marketing, where he will be responsible for directing sales and marketing for both the patented zone cabling/wireless division and the contract manufacturing division of the Company. He brings over thirty years of experience in sales, marketing, engineering and manufacturing to American Access, with the last fourteen years spent at Metcam, Inc., where he was director of sales, increasing sales fivefold and diversifying their products into additional markets. Prior to Metcam, he spent over three years at Belcan Corporation and over three years at Canron Industries, Inc., where he led successful sales and marketing campaigns. Prior to that he was involved in product development and in manufacturing. He earned an M.B.A. from Xavier University and received his Bachelor of Science degree in industrial engineering from Purdue University.

Our directors are elected for a one-year term at our annual shareholders’ meeting. Vacancies may be filled by the Board of Directors until the next annual meeting.

John Presley, President and Director, is the brother-in-law of Erik Wiisanen, Vice President of Marketing for Omega Metals and a Director of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than 10% shareholders are required by the Commission’s regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of Forms 3, 4 and 5 received by the Company, or written representations from certain reporting persons, the Company believes, during the fiscal year ended December 31, 2004, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were satisfied other than reports by certain officers and directors of the grant of stock purchase options.

Director Independence

The Board has determined that Directors Ken Cornell and Lamar Nash are independent within the Nasdaq Stock Market’s director independence standards.

Audit Committee Financial Expert

The Board has determined that Director Ken Cornell is an audit committee financial expert as defined by Item 401(e)(2) of Regulation S-B of the Securities exchange Act of 1934.

Code of Ethics

The Company has adopted a code of business conduct and ethics for its directors, officers and employees. Such code is filed as Exhibit 14 to this Form 10-KSB and is available to shareholders at no charge from: Joseph F. McGuire, Chief Financial Officer, 6670 Spring Lake Road, Keystone Heights, FL 32656.

Audit Committee Approval of Auditor

After careful review, the audit committee accepted the Rachlin Cohen & Holtz LLP proposal for the 2004 audit and elected to continue to retain their services.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (1)

The following table summarizes compensation paid to the Company’s president/chief executive officer in 2004 and the other officers who earned $100,000 or more in 2004 (the “named executive officers”) as well as their compensation in 2003 and 2002.

Name and Position	Year	Total Income		Bonus		All other Compensation (2)		Long term compensation- Number of securities underlying options (3)
John E. Presley, President/CEO	2004 2003 2002	$ $ $	175,000 175,000 175,000		— — —	$	— 111,980 —	190,000 130,000 460,000

Erik Wiisanen Vice President Omega Metals	2004 2003 2002	$ $ $	125,000 125,000 125,000		— — —	$	— 94,187 —	180,000 130,000 455,000

Joseph F. McGuire Chief Fin’l Officer	2004 2003 2002	$ $ $	120,000 120,000 120,000	$	— 10,000 —		— — —	190,000 130,000 210,000

(1)	The columns for “Other Annual Compensation”, “Restricted Stock Awards” and “LTP Payouts” have been omitted because there is no such compensation to be reported.
(2)	Represents compensation from cancellation of debt and interest due from these officers.
(3)	Represents options to acquire shares of common stock granted to such named executive officers.

EXECUTIVE EMPLOYMENT CONTRACTS

The named executive officers set forth in the Summary Compensation Table are “at will” employees and do not have written employment agreements. The compensation committee has established the current base annual salaries of the named executive officers as follows:

John E. Presley	$175,000
Erik Wiisanen	$125,000
Joseph F. McGuire	$120,000

Such employees may receive bonus payments if granted by the Compensation Committee. Such employees are also eligible to receive grants of stock or options under the 2004 Employee Stock Incentive Plan and as directors may receive options under the 2004 Director Stock Option Plan. Any grants under the 2004 Employee Stock Incentive Plan are set by the Compensation Committee. Grants under the 2004 Director Stock Option Plan are pursuant to a formula set forth in the plan. As employees, they are eligible to receive employee benefits generally available to all employees of the Company.

OPTIONS GRANTS IN LAST FISCAL YEAR

(Individual Grants)

The following information sets forth the individual grants of stock options to the Company’s named executive officers in the above table in the fiscal year ended December 31, 2004. No stock appreciation rights were granted during 2004.

Name	Number of Securities Underlying Options Granted		% of Total Options Granted Employees in Fiscal Year (5)	Exercise Price		Expiration Date
John E. Presley	90,000 100,000	(1) (2)	23%	$ $	1.53 1.53	July 26, 2009 July 26, 2009

Erik Wiisanen	80,000 100,000	(1) (2)	22%	$ $	1.53 1.53	July 26, 2009 July 26, 2009

Joseph F. McGuire	90,000 100,000	(1) (2)	23%	$ $	1.53 1.53	July 26, 2009 July 26, 2009

(1)	Options issued under the 2004 Director Stock Option Plan.
(2)	Options issued under the 2004 Employee Stock Incentive Plan.
(3)	Percentages are based on a total of 846,000 options granted to employees in 2004.

CHANGE OF CONTROL PROVISIONS

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

AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR and FY-END OPTIONS VALUES

The following table sets forth the number of stock options exercised by the named executive officers in the Summary Compensation table during the last completed fiscal year. No options were exercised in such year. The stock price of the Company was $2.20 at December 31, 2004. There were no stock appreciation rights held or exercised by the named executive officers.

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End (1)	Value of Unexercised In-The- Money Options At FY-End (1)
John E. Presley	—0—	—0—	2,012,019	$1,085,601
Erik Wiisanen	—0—	—0—	1,616,888	$1,065,800
Joseph F. McGuire	—0—	—0—	923,333	$785,600

(1)	All of such options are exercisable in full as of December 31, 2004.

DIRECTOR COMPENSATION

Independent directors are paid $500 for board and committee meetings attended at our corporate headquarters and $250 for telephonic meetings. Reasonable travel and lodging expenses incurred by the independent directors and associated with meetings are reimbursed by the Company.

On July 23, 2004, the shareholders approved the 2004 Director Stock Option Plan (“Plan”). The Plan provides for the automatic grant of options to each of our directors (including directors who are employees) to acquire shares on the first Monday following each annual meeting of stockholders each year beginning with the 2004 Annual Meeting. Each director will be granted options to purchase 50,000 shares of Common Stock plus additional options for service on committees of the Board. Each chairman of a committee of the Board of Directors shall be granted 10,000 stock options and each member of a committee shall be granted 5,000 stock options. All options granted under the Director Plan are required to be issued at 100% of the fair market value on the Company’s common stock on the date of grant unless the Committee requires a higher price at the time of grant or such higher price is required under another provision of the Director Plan.

The award of annual stock options to directors is designed as compensation for service as a director for the period from their election at an annual meeting of stockholders until the next annual meeting of stockholders. Due to the lack of sufficient shares authorized for issuance under the Company’s 2000 Director Stock Option Plan, the directors elected at the 2003 annual meeting of stockholders received only one-half of the options to which they were entitled under the 2000 Director Stock Option Plan. The 2004 Director Stock Option Plan provides that the incumbent directors elected at the 2003 annual meeting will receive the balance of the options they would have received for service as a director from the 2003 annual meeting to the 2004 annual meeting at the same time and the same option price they will receive the options grant after the 2004 annual meeting of stockholders.

The Directors Plan also provides for the grant of stock options to any directors who join the Board other than by election at an annual meeting of stockholders. As of the date of their joining the Board, such directors would receive an award of options in an amount equal to those which they would have received had they been elected as a director at the annual meeting immediately prior to their joining the Board reduced pro-rata by the number of days in a year between their joining the Board and the immediately prior annual meeting of stockholders. The director who joined the Board after the 2003 annual meeting of stockholders would receive such grant at the same time and the same option price he will receive the options to be granted after the 2004 Annual Meeting, if he is elected and the Directors Plan is approved at the Annual Meeting.

The grants of options to Directors in 2004 are as follows. The amounts to Messrs. Presley, Wiisanen and McGuire are also included in the summary compensation tables below.

Name	Number of Securities Underlying Options/SARs Granted	Exercise Price	Expiration Date
John E. Presley, President/CEO	90,000	$1.53	July 26, 2009

Erik Wiisanen Vice President Omega Metals	80,000	$1.53	July 26, 2009

Joseph F. McGuire Chief Fin’l Officer	90,000	$1.53	July 26, 2009

Ken Cornell Director	80,000	$1.53	July 26, 2009

Lamar Nash Director	90,000	$1.53	July 26, 2009

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 21, 2005, the beneficial ownership of the Company’s common stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company’s Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company named in the Summary Compensation Table; and (iv) all directors and officers as a group.

Name and Address of Shareholder	Number of Shares		Percent of Class
John E. Presley 6689 Shands Road Keystone Heights, Florida 32656	1,815,254	(1)(2)	19.98%

Erik Wiisanen 6689 Shands Road Keystone Heights, Florida 32656	1,575,123	(1)(2)	17.81%

Joseph F. McGuire 6670 Spring Lake Road Keystone Heights, Florida 32656	890,333	(1)	10.78%

Ken Cornell 3064 SW 92nd Street Gainesville, FL 36208	80,000	(1)	1.07%

Lamar Nash 319 Oak Meadow Drive Woodstock, GA 30188	175,000	(1)	2.32%

All directors and officers as a group (6 persons)	4,610,710		39.24%

Based upon 7,382,260 shares outstanding on March 21, 2005.

(1)	Includes options or warrants to purchase common stock which are exercisable as of December 31, 2004 as set forth in the following table:
(2)	Includes 64,000 shares owned by the Company’s Profit Sharing Plan. Messrs. Presley and Wiisanen exercise shared voting and investment power with respect to such shares.

NAME	$0.78 Options	$1.00 Options	$1.13 Options	$1.25 Options	$1.53 Options	$1.75 Options	$2.25 Options	Total
John E. Presley	160,000	493,334	130,000	*	190,000	*	664,685	1,638,019
Erik Wiisanen	155,000	488,333	130,000	*	180,000	*	444,555	1,397,888
Joseph F. McGuire	160,000	243,333	130,000	*	190,000	*	150,000	873,333
Ken Cornell	*	*	*	*	80,000	*	*	80,000
Lamar Nash	30,000	*	30,000	*	90,000	25,000	*	175,000

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2004

The Company makes grants of options to purchase common stock of the Company individually and pursuant to its stock option plans. The Company has also used common stock and warrants to purchase common stock to pay consultants and advisors for services and to pay broker/dealers in connection with securities offerings. The following table summarizes information about outstanding equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options/warrants (a)	Weighted- average exercise price of outstanding options/warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,068,740	$1.95	1,524,000
Equity compensation plans not approved by security holders	1,503,662	$4.63	—
Total	6,572,402	$2.56	1,524,000

(1)	Consists of options to purchase common stock pursuant to the Company’s Employee and Director Incentive Stock Option Plans and other shareholder-approved arrangements.

Individual Equity Compensation Arrangements not Approved by Shareholders

The Company issued 45,000 shares of stock to an employee pursuant to an early retirement agreement in September 2003. The Company paid 2,500 shares of Company common stock on acceptance of the agreement and 42,500 shares of Company common stock in consideration of consulting services for the period October 14, 2003 through April 14, 2004. Stock-based compensation related to the 42,500 shares was initially recorded as deferred compensation and was fully amortized over the life of the service agreement from October 14, 2003 through April 14, 2004.

In May 2004, the Company issued 18,000 shares of common stock in lieu of cash to its outside legal counsel for services rendered.

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

In July and August 2004, the Company issued 17,709 and 21,500 shares, respectively, of common stock as part of the resolution and settlement of three legal claims.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May and June 2000, the Company authorized loans to two directors, John E. Presley and Erik Wiisanen, who also are officers of the Company or its subsidiaries, and who collateralized the loans with personal assets unrelated to these transactions. The collateralized loans were to enable these directors to cover margin calls precipitated by a drop in the price of the Company’s common stock. On May 31, 2000, the two directors (one of whom is the Company’s president) each executed a promissory note and security agreement for $75,000 and $60,000 respectively, payable on or before December 31, 2000, with interest at 10%. In October 2000, the two directors executed additional promissory notes with identical terms for $10,000 each, payable on or before April 30, 2001. Each of these notes was extended to June 30, 2003. No interest has been paid on the notes receivable since inception and through December 31, 2002. The total amount due at December 31, 2002 is $193,711 which includes accrued interest. Pursuant to the Sarbanes-Oxley Act of 2002, enacted in July 2002, these notes receivable cannot be amended or extended in any way and must be satisfied when due, June 30, 2003. As a result of a one-time decision by the Board prior to the due date, both outstanding loans and accrued interest have been cancelled and treated as compensation. The total amounts were approximately $110,260 and $91,200, respectively, of which $155,000 was principal and $46,460 was interest, collectively.

All related party transactions are required to be reviewed and approved by an independent body of the Board of Directors composed solely of independent directors as defined in Nasdaq Rule 4350(d)(2)(A).

ITEM 13. EXHIBITS

(a) Exhibits

See exhibits index immediately following the signature page. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request to Joseph McGuire, American Access Technologies, Inc., 6670 Springlake Road, Keystone Heights, FL 32656.

(b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarterly period ended December 31, 2004.

October 6, 2004…Reporting sale of shares and issuance of a press release under Item 5.

October 7, 2004…Revising the number of warrants issued as part of sale of shares under Item 5.

October 7, 2004…Press release announcing Preliminary Sales for the nine and three months ended September 30, 2004 under Items 7 and 12.

November 3, 2004…Press release announcing Financial Results for the nine and three months ended September 30, 2004 under Items 7 and 12.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rachlin Cohen & Holtz LLP (“Rachlin”) has audited the Company’s financial statements annually since the Company’s inception in 1996.

Fees related to services performed by Rachlin in 2004 and 2003 were as follows:

	2004	2003
Audit Fees (1)	$69,609	$62,466
Audit-Related Fees	-0-	-0-
Tax Fees (2)	4,915	5,000
All Other Fees	-0-	-0-

Total	$74,524	$67,466

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

The Audit Committee, comprised of Ken Cornell (Chairman), Lamar Nash and Joseph F. McGuire, has reviewed and discussed with the Company’s management and Rachlin Cohen & Holtz LLP the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-KSB for the Company’s 2004 fiscal year. The Audit Committee has also discussed with Rachlin Cohen Holtz LLP the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-KSB for its 2004 fiscal year for filing with the SEC.

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

Date: March 21, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John E. Presley	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2005
John E. Presley

/s/ Joseph F. McGuire	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	March 21, 2005
Joseph F. McGuire

/s/ Erik Wiisanen	Vice President Omega Metals and Director	March 21, 2005
Erik Wiisanen

/s/ Ken Cornell	Independent Director	March 21, 2005
Ken Cornell

/s/ Lamar Nash	Independent Director	March 21, 2005
Lamar Nash

EXHIBIT INDEX

•	3(a) Amended and Restated Articles of Incorporation of the Registrant (Incorporated by Reference to Exhibit 3(a) to Amendment No. 1 to Registrant’s Registration Statement of Form SB-2 – File No. 333-43589.)

•	3(b) Bylaws of the Registrant (Incorporated by Reference to Exhibit 3(b) to Amendment No. 1 to Registrant’s Registration Statement of Form SB-2 – File No. 333-43589.)

•	3(c) Articles of Amendment to Articles of Incorporation (Incorporated by Reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10Q-SB for quarter ended September 30, 1998.)

•	3(d) Form of Stock Purchase Warrant expiring October 14, 2003 (Incorporated by Reference to Exhibit 3(f) to Amendment No. 1 to Registrant’s Registration Statement on Form SB-2A File No. 333-68791.

•	10.1 Consulting Agreement dated August 28, 1997 between Registrant and Steve R. Jones. (Incorporated by Reference to Exhibit 8.6 to Amendment 1 to Registrant’s Registration Statement of Form SB-2 – File No. 333-43589.)

•	10.2 Employee 2000 Stock Option Plan. (Incorporated by Reference to Exhibit 8.16 to Registrant’s Form 10K-SB as filed April 20, 2000.)*

•	10.3 Directors 2000 Stock Option Plan. (Incorporated by Reference to Exhibit 8.17 to Form 10K-SB as filed April 20, 2000.)*

•	10.4 Promissory note executed by director and officer-employee Erik Wiisanen. (Incorporated by reference to Exhibit 8.11 to Registrant’s Form 10Q-SB filed August 15, 2000.)*

•	10.5 Promissory note executed by director and officer-employee John Presley. (Incorporated by reference to Exhibit 8.12 to Registrant’s Form 10Q-SB filed August 15, 2000.)*

•	10.6 Promissory note executed by director and officer-employee Bobby Story. (Incorporated by reference to Exhibit 8.13 to Registrant’s Form 10Q-SB filed August 15, 2000.)

•	10.7 Agreement for the Acquisition of Product Rights from Bill Sherer Corp. and Bill Sherer, executed January 11, 2002. (Incorporated by reference to Exhibit 8.23 to the Registrant’s Form 10K-SB, filed March 29, 2002.)

•	10.8 Amendment of the Agreement for the Acquisition of Product Rights from Bill Sherer Corp. and Bill Sherer, executed October 1, 2002. (Incorporated by reference to Exhibit 22 to the Registrant’s Form 10K-SB, filed March 28, 2003.)

•	10.9 Employment Agreement executed by John Presley on May 2, 2002. (Incorporated by reference to Exhibit 23 to the Registrant’s Form 10K-SB, filed March 28, 2003.)*

•	10.10 Employment Agreement executed by Erik Wiisanen on May 2, 2002. (Incorporated by reference to Exhibit 24 to the Registrant’s Form 10K-SB, filed March 28, 2003.)*

•	10.11 Employment Agreement executed by Joseph McGuire on May 2, 2002. (Incorporated by reference to Exhibit 25 to the Registrant’s Form 10K-SB, filed March 28, 2003.)*

•	10.12 Amended 2000 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)*

•	10.13 Amended 2000 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)*

•	10.14 Manufacturing and Marketing Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (portions omitted pursuant to a request for confidentiality.) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)

•	10.15 Stock Purchase and Sale Agreement dated May 8, 2003 between registrant and Chatsworth Products Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)

•	10.16 Standstill Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)

•	10.17 2004 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10Q-SB, filed August 4, 2004.)*

•	10.18 2004 Director Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10Q-SB, filed August 4, 2004.)*

•	10.25 Form of Employees Stock Option Agreement under 2004 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-8; file number 333-118178.)*

•	10.26 Form of Directors Stock Option Agreement under 2004 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form S-8; file number 333-118178.)*

•	10.27 Summary of unwritten employment contracts for named executive officers – March 2005*

•	10.28 Summary of director compensation for attending meetings of the Board of Directors and committees – March 2005*

•	10.29 Purchase Order for laser cutting machine

•	14 Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Form 10K-SB, filed March 21, 2004.)

•	21 Subsidiary of the Small Business Issuer.

•	23 Consent of Auditors

•	31 Section 302 Certifications of the Chief Executive Officer and Chief Financial Officer.

•	32.1 Section 1350 Certification of the Chief Executive Officer.

•	32.2 Section 1350 Certification of the Chief Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement.

AMERICAN ACCESS TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

American Access Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of American Access Technologies, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Access Technologies, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

As more fully discussed in Note 2 to the consolidated financial statements, the Company is subject to certain risks and other matters.

RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida

January 30, 2005, except for the fifth paragraph of Note 1 as to which the date is February 3, 2005, and the fifth paragraph of Note 14 as to which the date is February 18, 2005.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$960,012
Investment securities	424,554
Accounts receivable, net of allowance of $72,000	935,860
Due from stockholders for exercise of options	92,660
Inventories	1,165,363
Prepaid expenses and other current assets	68,724
Note receivable, other, net of allowance of $361,562	—

Total current assets	3,647,173

Property, Plant and Equipment	2,703,407
Intangible Assets	79,511
Other	107,772

Total assets	$6,537,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$336,954
Accrued expenses	93,912

Total current liabilities	430,866

Commitments, Contingencies, Other Matters and Subsequent Event	—

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 1,000,000 shares; issued and outstanding -0- shares	—
Preferred stock-Series A, $.001 par value; authorized 60,000 shares; issued and outstanding -0- shares	—
Common stock, $.001 par value; authorized 30,000,000 shares; issued and outstanding 7,382,260 shares	7,382
Additional paid-in capital	15,586,259
Deficit	(9,486,644)

Total stockholders’ equity	6,106,997

Total liabilities and stockholders’ equity	$6,537,863

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Net Sales:
Formed metal	$3,978,308	$3,644,258
Zone cabling	2,762,029	1,871,052

	6,740,337	5,515,310

Costs and Expenses:
Cost of sales	5,701,403	4,568,186
Selling, general and administrative	878,948	745,465
Compensation and related benefits	857,732	869,047
Compensation to officers/directors/stockholders in connection with marketing/manufacturing agreement	—	201,460
Stock-based compensation	143,775	53,687

	7,581,858	6,437,845

Loss Before Other Income (Expense)	(841,521)	(922,535)

Other Income (Expense):
Interest income	2,173	8,077
Other income (expense)	(2,407)	60,335
Loss on sale of equipment	(28,179)	—
Realized and unrealized gain on investments	12,418	12,007

	(15,995)	80,419

Net Loss	$(857,516)	$(842,116)

Net Loss Per Common Share - Basic and Diluted	$(.13)	$(.14)

Weighted Average Common Shares Outstanding	6,789,029	6,001,747

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deficit	Deferred Stock-Based Compensation	Stock Subscription Receivable	Total
	Shares	Amount
Balance, December 31, 2002	5,843,612	$5,844	$13,702,322	$(7,787,012)	$—	$(270)	$5,920,884
Year Ended December 31, 2003:
Write-off of stock subscription receivable	—	—	(270)	—	—	270	—
Sale of common stock in private placements	358,517	358	379,642	—	—	—	380,000
Exercise of warrants	10,000	10	7,790	—	—	—	7,800
Warrants granted for services	—	—	11,931	—	—	—	11,931
Common stock issued for services	44,000	44	23,285	—	—	—	23,329
Common stock issued as compensation	45,000	45	38,655	—	(38,700)	—	—
Amortization of deferred compensation	—	—	—	—	20,425	—	20,425
Net loss	—	—	—	(842,116)	—	—	(842,116)

Balance, December 31, 2003	6,301,129	$6,301	$14,163,355	$(8,629,128)	$(18,275)	$—	$5,522,253

Year Ended December 31, 2004:
Sale of common stock in private placements	629,422	629	942,821	—	—	—	943,450
Exercise of options and warrants	371,500	371	354,664	—	—	—	355,035
Common stock issued for services	41,000	41	69,959	—	—	—	70,000
Common stock issued as compensation	39,209	40	55,460	—	—	—	55,500
Amortization of deferred compensation	—	—	—	—	18,275	—	18,275
Net loss	—	—	—	(857,516)	—	—	(857,516)

Balance, December 31, 2004	7,382,260	$7,382	$15,586,259	$(9,486,644)	$—	$—	$6,106,997

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Cash Flows from Operating Activities:
Net loss	$(857,516)	$(842,116)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	393,252	419,569
Warrants and stock issued for services	143,775	53,687
Compensation to directors/officers/stockholders in connection with marketing/manufacturing agreement	—	201,460
Credit for recovery of doubtful accounts receivable	—	(166,000)
Loss on sale of equipment	28,179	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	31,338	(54,776)
Accrued interest receivable	—	(9,897)
Inventories	(46,476)	(143,218)
Prepaid expenses and other current assets	60,531	31,160
Increase (decrease) in:
Accounts payable and accrued expenses	(116,552)	281,073
Deferred revenue	—	(92,731)

Net cash and cash equivalents used in operating activities	(363,469)	(321,789)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(294,062)	(101,660)
Acquisition of product rights	—	(100,000)
Purchase of investments	(12,418)	(12,007)
Proceeds from sale of equipment	45,000	—
Increase in patent costs	(4,803)	(11,471)

Net cash and cash equivalents used in investing activities	(266,283)	(225,138)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock, net of related costs	943,450	319,730
Proceeds from stock subscription receivable	100,000	—
Proceeds from exercise of options	262,375	7,800

Net cash and cash equivalents provided by financing activities	1,305,825	327,530

Net Increase (Decrease) in Cash and Cash Equivalents	676,073	(219,397)

Cash and Cash Equivalents, Beginning	283,939	503,336

Cash and Cash Equivalents, Ending	$960,012	$283,939

Non-Cash Investing and Financing Activities:
Stock purchase receivable	$92,660	$—

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

On October 2, 1998, the previously amended Articles of Incorporation were further amended to provide for the issuance of 60,000 shares of Series A 10% Senior Convertible Preferred stock, par value $.001 per share. During November 1998, the Company completed a $5,000,000 private placement of 50,000 shares of its Series A 10% Senior Convertible Preferred Stock, at $100.00 per share. During 1999 and 2000, holders of the Series A Preferred stock converted 50,000 of the Series A Preferred shares into 505,515 common shares. At December 31, 2004, there was no Preferred stock issued and outstanding.

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

Omega Metals, Inc. (“Omega”), a wholly-owned subsidiary of the Company since 1998, was merged into the Company effective February 3, 2005 and will continue to operate as a separate division. Omega Metals is a precision sheet metal fabrication and assembly operation which manufactures our zone cabling and wireless products. It also serves a diverse client base of over 300, including engineering, technology and electronics companies, mostly in the Southeast. Omega Metals operates from a 67,500 sq. ft. manufacturing facility situated on 8 1/2 acres of land which is owned by the Company. Manufacturing services include precision stamping, bending, assembling, painting, powder coating and silk screening.

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

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Those estimates subject to potential change in the near term include allowances for doubtful accounts and notes receivable and allocations of production overhead to inventories.

Revenue Recognition

The Company recognizes revenue from product sales at the time the product is shipped and title passes to the customer.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in securities and accounts receivable.

Cash and Cash Equivalents

The Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. At December 31, 2004, the Company had deposits in excess of federally insured limits of approximately $258,000. The Company maintains its cash with high quality financial institutions which the Company believes limits these risks.

Additionally, the Company maintains an investment account with a financial institution that is not insured by the FDIC. These funds, which were invested primarily in seven-day auction instruments at December 31, 2004, may be subject to insurance by SIPC, Securities Investor Protection Corporation, subject to various limitations. At December 31, 2004, approximately $502,000 was held in this account and is included in cash and cash equivalents.

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

Non-Accrual and Past Due Notes and Trade Receivables

Interest income accruals are suspended for interest-bearing loans receivable that are in default during the period of time that collectibility is uncertain. Payments received on non-accrual loans are first applied against any accrued interest balance outstanding. Once collectibility is considered to be certain, interest income accruals are resumed.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk (Continued)

Non-Accrual and Past Due Notes and Trade Receivables (Continued)

Delinquent notes and trade receivables are charged against the allowance for doubtful accounts once uncollectibility has been determined. Notes and trade receivables are considered to be past due and placed on delinquent status based on contractual terms, as well as how frequently payments are received, on an individual account basis.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using an average cost method. Inventory costs for finished goods and work-in-process include material, labor, production overhead, and outside services. Production overhead, including indirect labor, is allocated to finished goods and work-in-progress based on material purchases.

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

Patents

The Company has capitalized certain incremental costs incurred related to acquiring several patents on the Company’s products. The Company holds four patents that were issued by the United States Patent Department. The Company also holds patents in Canada, Mexico, Great Britain, Germany, Austria, China and Australia. The Company amortizes the cost of patents over the patents’ estimated useful lives, 18 years.

Product Development Costs

Costs in connection with the development of the Company’s product are comprised of design, production, consulting and other related professional fees. These costs are charged to expense as incurred.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $3,000 and $26,000, respectively, for the years ended December 31, 2004 and 2003.

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), encourages, but does not require companies to record stock-based compensation plans using a fair value based method. The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 2004 and 2003. The following assumptions were applied in determining the pro forma compensation cost:

	2004	2003
Risk Free Interest Rate	5.0%	5.0%
Expected Dividend Yield	—	—
Expected Option Life	0.75-1.25 years	1.0-1.25 years
Expected Stock Price Volatility	74% to 131%	83% to 105%

Had compensation cost for the options and warrants issued to employees, officers and directors been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	2004	2003
Net Loss:
As reported	$(857,516)	$(842,116)
Add: stock-based employee compensation expense included in net loss	—	11,929
Deduct: total stock-based compensation expense determined under fair value based method for all awards	(733,355)	(181,203)

Pro forma	$(1,590,871)	$(1,011,390)

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

	2004	2003
Loss Per Share:
Basic and diluted:
As reported	$(0.13)	$(0.14)

Pro forma	$(0.23)	$(0.17)

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

Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximates their fair value. These instruments include cash and cash equivalents, accounts receivable, investment securities, notes receivable and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123-R, a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123-R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This Statement becomes effective the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has not assessed the full impact but believes the adoption of this standard may have a significant non-cash impact on the Company’s results of operations or financial position as of January 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB NO. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amount of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal year beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R “Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

Reclassifications

Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. Commencing with the first quarter 2004, certain amounts have been reclassified to cost of goods sold from selling, general and administrative costs and the comparable amounts have been reclassified to/from the prior year.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 2. SUMMARY OF CERTAIN RISKS AND OTHER MATTERS

Profitability and Liquidity

As of December 31, 2004, the Company reflected stockholders’ equity of approximately $6,100,000. However, the Company has incurred net losses of approximately $858,000 in 2004 and $842,000 in 2003, and has an accumulated deficit balance of approximately $9,487,000 at December 31, 2004. The Company’s ability to achieve sustained profitable operations is dependent on continuing to achieve sales growth through expansion of sales and marketing efforts. Management believes that cash flows from operations and additional financing available from other sources will be sufficient to fund operations. There is no assurance that such events will occur.

NASDAQ Listing

The Company’s stock is currently listed on the Nasdaq Small Cap Market. The Nasdaq Stock Market’s Marketplace Rules impose a minimum stock price of $1.00 per share for the continued listing of the Company’s stock. As of the date of this report, the Company is in compliance with all Nasdaq Stock Market listing requirements. If the Company’s stock price were to close below $1.00 for 30 consecutive trading days in the future, the Company could be out of compliance and the Company’s stock would be subject to delisting if compliance was not achieved within the 180-day cure period provided in the Nasdaq Marketplace Rules. Delisting makes it more difficult to issue additional shares in order to secure additional financing.

Pending Litigation

The Company is involved in certain pending litigation as to which it cannot predict the outcome with any certainty (see Note 14).

NOTE 3. INVESTMENT SECURITIES

All marketable securities are deemed by management to be trading and are reported at fair value with net unrealized gains or losses reported on the consolidated statement of operations. Realized gains and losses are recorded based on the specific identification method. Net realized gain was approximately $12,000 for each of the years ended December 31, 2004 and 2003. The carrying amount of the Company’s investments at December 31, 2004 is shown below:

	Cost	Fair Value
Variable annuity contract	$400,000	$424,554

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 4. ACQUISITION OF PRODUCT RIGHTS

In 2002, the Company entered into an Agreement for the Acquisition of Product Rights (“Agreement”) from Bill Sherer Corporation (“BSC”) and its principal, Bill Sherer. All rights, entitlements, logos, trademarks, goodwill and designs pursuant to the Northern Lights/Eclipse Ultraviolet Light Air Cleansing Systems (the “Products”) were acquired by the Company in exchange for a one-time cash payment of $50,000, $500,000 in restricted common stock, and forgiveness of approximately $133,000 in outstanding accounts receivables carried by the Company on BSC’s account.

Also in 2002, the Company amended the agreement for the purchase of the products rights. The Company paid $25,000 in cash over five quarters ($125,000 in total) commencing November 1, 2002 and ending November 1, 2003, in addition to the previous one-time cash payment of $50,000 and forgiveness of approximately $133,000 in outstanding accounts receivable. In exchange for the cash payments, the Company did not issue $500,000 of restricted common stock plus 5% interest earned which was also payable in stock that, pursuant to the original agreement, could have been requested at any time after January 11, 2003 through January 11, 2007. The amendment reduced the purchase price of the product rights by $375,000 to a total of $308,000 which has been fully amortized as of December 31, 2004. The Company is currently looking for a company to acquire the product rights and distribute the product while the Company continues to manufacture the product.

NOTE 5. NOTES RECEIVABLE

Directors and Stockholders Notes Receivable in Exchange for Cash

In 2000, the Company authorized loans to two directors, who also are officers of American Access or its subsidiaries, and who collateralized the loans with personal assets unrelated to these transactions. The collateralized loans were to enable these directors to cover margin calls precipitated by a drop in the price of the Company’s common stock. The two directors (one of whom is the Company’s president) each executed a promissory note and security agreement for $75,000 and $60,000 respectively, payable on or before December 31, 2000, with interest at 10%. In October 2000, the two directors executed additional promissory notes with identical terms for $10,000 each, payable on or before April 30, 2001. Each of these notes was extended to June 30, 2003. No interest had been paid on the notes receivable since inception and through December 31, 2002.

On May 5, 2003 the Compensation Committee of American Access Technologies, Inc. met and unanimously passed a motion to reward the two directors for their considerable time and effort in negotiating and executing the five year marketing and manufacturing agreement with Chatsworth Products, Inc. (see Note 12). After considerable discussion it was decided to treat the outstanding loans and interest to the two directors as compensation. The total amounts were approximately $110,000 and $91,000, respectively.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 5. NOTES RECEIVABLE (Continued)

Note Receivable, Other

The Company instituted litigation against the debtor and personal guarantor for default in payment of a promissory note of $325,000, with accrued interest in excess of approximately $36,000. The original promissor assigned its obligations with written consent of the Company, after the Company filed a lawsuit for default of the original note of $500,000 plus 15% interest, of which approximately $63,000 was unpaid. Although the debtor paid an initial cash payment of $250,000, its obligations of $325,000 plus $36,562 in interest were in default at the end of 2000. No additional interest was recorded after that date because of uncertainty of collectibility. The Company has been attempting to negotiate a settlement agreement with the debtor and the note’s guarantor. An allowance for doubtful collectibility of the total outstanding principal balance, as well as all accrued interest, has been recorded.

NOTE 6. INTANGIBLE ASSETS

Amortized Intangible Assets:	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net
Patents	18	$108,422	$28,911	$79,511
Product Rights (see Note 4)	3	308,000	308,000	—

		$416,422	$336,911	$79,511

Amortization expense for the years ended December 31, 2004 and 2003 was approximately $76,000 and $70,000, respectively.

Estimated Amortization Expense:

For the year ending December 31:
2005	$6,000
2006	6,000
2007	6,000
2008	6,000
2009	6,000

$30,000

NOTE 7. STOCK SUBSCRIPTION RECEIVABLE

On December 30, 2004, employees and consultants exercised 89,000 options with strike prices ranging between $1.00 and $1.53. The Company recognized a receivable for the proceeds of $92,660 as of December 31, 2004 from these exercises and subsequently received payment in full in January 2005.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 8. INVENTORIES

Raw materials	$298,800
Work-in-process	685,352
Finished goods	181,211

$1,165,363

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)
Land	—	$103,859
Building and improvements	6-40	1,373,748
Machinery and equipment	6-10	3,939,960
Computers and office equipment	5-10	219,363
Deposit on purchase of equipment	—	66,500
Vehicles	7	66,046
Tools	2-10	83,573

		5,853,049
Less accumulated depreciation		3,149,642

		$2,703,407

Depreciation expense for the years ended December 31, 2004 and 2003 was approximately $318,000 and $350,000, respectively.

NOTE 10. PROFIT SHARING PLAN

The Company has terminated its 401(k) Profit Sharing Plan effective March 31, 2004. There were no contributions made during the years ended December 31, 2004 and December 31, 2003.

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

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 11. INCOME TAXES (Continued)

A reconciliation of income taxes computed at the statutory federal rate to income tax expense (benefit) for the year ended December 31, 2004 is as follows:

Tax provision at the statutory rate of 34%	$(292,000)
State income taxes, net of federal income tax	(38,000)
Exercise of stock options and warrants	(77,000)
Change in valuation allowance	332,000
Stock options not exercised	60,000
Other	15,000

$—

As of December 31, 2004, the Company had consolidated net operating loss carryforwards for federal income tax reporting purposes amounting to approximately $10,289,000 which expire in varying amounts to the year 2024. Of the total tax benefit relating to net operating losses of $872,000, subsequently recognized tax benefits, if any, in the amount of $673,000 will be applied directly to additional paid-in capital.

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

The components of the deferred tax asset at December 31, 2004 were as follows:

Net operating loss carryforward	$3,872,000
Allowance for collectibility	163,000
Stock compensation	78,000
Depreciation and amortization	(247,000)
Less valuation allowance	(3,866,000)

Net deferred tax asset	$—

In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three-year period will place an annual limitation on the corporation’s ability to utilize its existing tax benefit carryforwards. The Company’s utilization of its tax benefit carryforwards may be restricted in the event of possible future changes in the ownership of the Company from the exercise of warrants or other future issuances of common stock.

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

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 12. COMMON STOCK

Equity Financing

On May 9, 2003, the Company announced a five-year marketing and manufacturing agreement with Chatsworth Products Inc. (“CPI”). In addition, the Company entered into a Stock Purchase Agreement and agreed to issue and sell 215,517 shares of American Access common stock to CPI. In consideration for the shares, CPI agreed to pay to the Company, in cash, a purchase price of $1.16 per share for the shares, for an aggregate purchase price of $250,000, payable as follows: $50,000 upon the Initial Closing and four (4) additional installments of $50,000 each at subsequent 90 day intervals following the Initial Closing. On May 4, 2004, the final $50,000 installment was collected.

On December 8, 2003, the Company announced an agreement to sell 365,286 shares of common stock to an institutional investor in a Private Investment Public Equity transaction for $370,000, an average price of $1.01 per share. The purchase price of the shares approximated the average closing price for the 30 trading days prior to the initial close. The closing of the initial installment of 143,000 shares for $130,000 was completed December 4, 2003. On February 6, 2004, the final installment for 222,286 shares was completed and $240,000 was collected. The closing on the balance of the agreement took place after a registration statement covering the resale of the shares by the investor was declared effective by the Securities and Exchange Commission. The sale was arranged directly between the Company and the investor and no sales commission were paid or warrants issued in connection with the private placement.

On October 12, 2004, the Company sold 407,136 shares of common stock to four institutional investors in a private placement transaction for gross proceeds of $753,200, at a price of $1.85 per share. The purchase price of the shares approximated the average closing price of the common stock over the 15-day period prior to the execution of the contract. Under the terms of the transaction, the investors received warrants to purchase an additional 150,000 common shares, exercisable at $2.30 per share for a period of five years and the registered broker dealer firm which acted as the placement agent in connection with the purchase of such shares and warrants by two of the investors received warrants to purchase 6,700 common shares, exercisable at $2.30 per share for a period of five years. The proceeds of this funding were earmarked to purchase laser-cutting equipment that was installed during the first quarter, 2005 (See Note 14).

Issuance of Common Stock for Services/Compensation

In June 2003 and December 2003, respectively, the Company issued 29,000 and 13,000 shares of common stock in lieu of cash to its outside legal counsel for services rendered.

The Company issued 45,000 shares of stock to an employee pursuant to an early retirement agreement in September 2003. The Company paid 2,500 shares of Company common stock on acceptance of the agreement and 42,500 shares of Company common stock in consideration of consulting services for the period October 14, 2003 through April 14, 2004. Stock-based compensation related to the 42,500 shares has been recorded as deferred compensation and was amortized over the life of the service agreement.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 12. COMMON STOCK (Continued)

Issuance of Common Stock for Services/Compensation (Continued)

In October 2003, the Company issued 2,000 shares of common stock to an employee as an inducement to join the Company.

In 2004, the Company issued 41,000 shares of common stock in lieu of cash to its outside legal counsel for services rendered.

In June 2004, the Company issued 39,209 shares of common stock to three separate individuals in settlement of claims against the Company.

NOTE 13. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options and warrants, if any, is measured as the excess of the estimated market price of the Company’s common stock at the date of grant, over the amount the recipient must pay to acquire the common stock.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to retain its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Stock Option Plan Since Inception

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

Stock Option Plan Since Inception (Continued)

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

On December 2, 2003, the Board authorized a grant of 112,500 and 417,500 five-year employee options at an exercise price of $ 1.25 and $1.13, respectively, and 150,000 five-year Board of Director options at an exercise price of $1.13. The options authorized were existing options previously ratified by stockholders that were returned to the Company. During 2003, 10,000 employee options were exercised and 360,000 employee options and 120,000 Board of Director options were returned to the Company upon separations of employment and Board resignations.

At the 2003 annual meeting of stockholders, the elected Directors received only one-half of the options to which they were entitled under the 2000 Director Stock Option Plan. This was due to the lack of sufficient shares authorized for issuance under the Company’s 2000 Director Stock Option Plan. However, because the 2004 Director Stock Option Plan provides that incumbent directors elected at the 2003 annual meeting will receive the balance of the 2003 options, these options were issued after the 2004 annual meeting of stockholders at the same time and the same option price of the options granted after the 2004 annual meeting of stockholders.

On January 3, 2003, the Company issued 20,000 warrants to purchase common stock in connection with services provided to the Company by two Advisory Board members with an exercise price of $1.00 per share.

The granting of the warrants in 2003 to consultants resulted in a charge to consulting fees in the amount of approximately $12,000 in 2003 representing the fair value of the 20,000 warrants issued in 2003 and warrants issued in prior years being amortized and expensed in 2003.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE	13. STOCK-BASED COMPENSATION (Continued)

Stock Option Plan since inception (Continued)

As of December 31, 2003, the Company had 7,040,202 options and warrants outstanding to purchase common stock at exercise prices ranging from $0.56 to $25.00, 5,591,979 of which are options and warrants outstanding to employees and officers/directors.

In January 2004, 30,000 warrants were exercised by three commissioned salesmen. In August 2004, 10,000 warrants were exercised by a former Advisory Board member.

In March 2004, 65,000 Board of Directors options with a strike price of $0.78 were exercised, providing the Company $50,700 in net proceeds. Throughout 2004, 236,500 employee options and 30,000 options issued to a consultant with strike prices ranging between $0.78 and $1.53 were exercised, providing the Company $244,360 in net proceeds. Due to 89,000 of these options being exercised on December 30, 2004, the Company recognized a receivable of approximately $92,000 for proceeds related to these transactions. The funds were subsequently received in January 2005. (See Note 7)

In June 2004, the Company issued 20,000 options to an employee as an inducement to join the Company.

On July 23, 2004, stockholders approved the 2004 Employee Stock Incentive Plan and the 2004 Director Stock Option Plan. Collectively, these Plans authorize the issuance of up to 2,500,000 shares of the Company’s common stock.

On July 26, 2004, the Board of Directors authorized a grant of 564,000 five-year employee stock options at an exercise price of $1.53 from the 2004 Employee Stock Incentive Plan and 430,000 five-year Board of Director stock options at an exercise price of $1.53 from the 2004 Director Stock Option Plan.

On July 26, 2004, the Company issued 20,000 warrants to purchase common stock to its two commissioned salesmen with an exercise price of $1.53 per share.

On October 6, 2004, as part of the private placement transaction during which $753,000 was raised to fund an upcoming capital equipment purchase, the Company issued 150,000 warrants to three institutional investors and 6,700 warrants to an outside consultant to purchase common stock with an exercise price of $2.30 per share.

As of December 31, 2004, the Company had 6,572,402 options and warrants outstanding to purchase common stock at exercise prices ranging from $0.56 to $10.00, 5,441,479 of which are options and warrants outstanding to employees and officers/directors.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE	13. STOCK-BASED COMPENSATION (Continued)

Stock Option Plan since inception (Continued)

Changes in outstanding options and warrants for common stock are as follows:

	2004	2004 Weighted Average Exercise Price	2003	2003 Weighted Average Exercise Price
Outstanding at beginning of year	7,040,202	$5.72	6,906,976	$5.89
Options and warrants granted	1,172,700	$1.63	730,000	$1.13
Options and warrants exercised	(371,500)	$0.99	(10,000)	$0.78
Options and warrants expired	(1,269,000)	$19.65	(586,774)	$2.17

Outstanding at end of year	6,572,402	$2.56	7,040,202	$5.72

Exercisable at end of year	6,572,402		7,040,202

The following table summarizes information about outstanding options/warrants at December 31, 2004:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Range of Exercise Prices	Number Exercisable at December 31, 2004	Weighted Average Remaining Contractual Life
$0.56 to $10.00	6,572,402	2.5	$0.56 to $10.00	6,572,402	2.5

NOTE 14. COMMITMENTS, CONTINGENCIES, OTHER MATTERS AND SUBSEQUENT EVENT

Major Vendors

The Company purchased sheet metal and related products from two primary vendors that, combined, represented approximately 16.3% and 12.7% of cost of sales for the years ended December 31, 2004 and 2003, respectively.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE	14. COMMITMENTS, CONTINGENCIES, OTHER MATTERS AND SUBSEQUENT EVENT (Continued)

Major Customer - Chatsworth Products, Inc. (Related Party)

On May 9, 2003, the Company entered into a marketing and manufacturing agreement with Chatsworth Products Inc. (“CPI”). The agreement established a five-year strategic alliance for the sale and manufacture of innovative zone cabling and wireless products developed by American Access Technologies. Under the terms of the agreement, the Company and CPI will co-market and co-manufacture the products and incorporate the brand names and patents of both companies. In connection with the alliance, CPI purchased 215,517 shares of American Access Common Stock in a private placement at $1.16 per share (see Note 12).

CPI purchased products representing approximately $1,595,000 or 23.7% and $372,000 or 6.7% of sales for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, CPI owed the Company approximately $23,000, which is included in accounts receivable in the accompanying consolidated balance sheet.

Private Label Contracts

In addition to the Company’s marketing and manufacturing agreement with CPI, the Company has also entered into Original Equipment Manufacturing (OEM) Agreements with several companies. The agreements set forth terms whereby the companies may purchase products from the Company for resale to their customers. Revenue is recorded at such time as the units are shipped and title passes to the distributors. The agreements are for various terms and are automatically renewed periodically unless terminated by either party, and contain, among other things, a warranty effective for one year after the date of sale.

Pending Litigation

On April 10, 2001, the Company entered into an Agreement and Plan of Merger with Defense Technology Systems, Inc., formerly known as Data World Solutions, Inc., an unrelated entity. Subsequent to signing the agreement, the merger candidate made changes in its basic business and operations. The Company terminated the agreement and filed suit against the entity on July 11, 2001 in the 18th Judicial Circuit Court, Seminole County, Florida seeking a declaratory judgment that it properly terminated the merger agreement. The merger candidate counter sued for the $500,000 termination payment specified in the agreement, which was payable under limited circumstances. The Company did not believe that the entity is entitled to a termination payment. The trial process began February 7, 2005.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE	14. COMMITMENTS, CONTINGENCIES, OTHER MATTERS AND SUBSEQUENT EVENT (Continued)

Pending Litigation (Continued)

On February 18, 2005, Florida’s 18th Judicial Circuit Court ruled in favor of the Company. The judge ruled that the Company was justified in terminating the merger agreement and has initially awarded the Company damages including fees and costs, the value of which remains to be determined, incurred in connection with the proposed merger and the resulting litigation. At December 31, 2004, a receivable has not been recorded, pending the determination of damages, fees and costs incurred and the other party’s potential appeal.

On December 15, 2004, the Company filed seven suits in Small Claims Court in Clay County, Florida, related to a customer’s default on a $38,000 account receivable for the ultra-violet light product. The entire past due balance is reflected in the bad debt allowance. The customer subsequently responded by filing a counter-suit in South Carolina and Clay County claiming breach of contract, negligence, fraud and misrepresentation.

Equipment Purchase Commitment

In October 2004, the Company ordered a laser-cutting machine from Trumpf, Inc. in the amount of $705,000. A deposit of $66,500 was paid to Trumpf, Inc. on October 20, 2004. Subsequently, the Company ordered an automatic loading system from Trumpf for approximately $127,000. The equipment was shipped and installed in early March 2005, with the remaining balance due within standard payment terms. Additional expenses to prepare the premises for the installation are estimated at $20,000 to $40,000, exclusive of any applicable asset retirement obligations. On October 6, 2004 the Company sold 407,136 shares of common stock to three institutional investors in a Private Placement transaction for gross proceeds of $753,200 to accomplish the funding of the base cost of the laser cutter (see Note 12).

NOTE 15. NET LOSS PER COMMON SHARE

The Company computes earnings (loss) per common share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share,” which requires the presentation of both basic and diluted earnings (loss) per share.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation is 6,789,029 and 6,001,747 for the years ended December 31, 2004 and 2003, respectively. Since the exercise of the warrants and stock options would have an anti dilutive effect, diluted earnings per share did not include common stock equivalents.

	2004	2003
Net Loss Allocated to Common Stockholders	$(857,516)	$(842,116)

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 16. BILL AND HOLD TRANSACTIONS

During 2002 and 2003, the Company entered into an agreement with certain customers, whereby the Company manufactured certain products based on purchase orders. The Company determined that these transactions did not meet the criteria for revenue recognition as outlined in Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements,” until the products were shipped from the Company’s warehouse at the direction of the customer. Upon completion of the manufacturing process, title to the product passed to the customer and the customer assumed responsibility for their risk of loss. The customer paid a deposit when the product was manufactured, with the remaining balance paid at the earlier of shipment or a date fixed by the agreement. These products were then stored in a segregated area of the Company’s warehouse until shipping orders were received from the customer.

During 2003, one of the customers placed orders for $132,205 of product, but only $70,506 was shipped. As a result, the $61,699 of product not shipped was reported as deferred revenue in the 2003 financial statements. During 2004, the remaining $61,699 of product was shipped and recognized as revenue in 2004.

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

	2004			2003
	Zone Cabling Products	Formed Metal Products	Total	Zone Cabling Products	Formed Metal Products	Total
Revenue from external customers	$2,762,029	$3,978,308	$6,740,337	$1,871,052	$3,644,258	$5,515,310
Intersegment revenue	132,773	734,239	867,012	227,748	533,616	761,364
Investment income	14,591	—	14,591	20,084	—	20,084
Depreciation and amortization	184,903	208,349	393,252	177,372	242,197	419,569
Segment (loss) gain	(1,230,553)	373,037	(857,516)	(783,213)	(58,903)	(842,116)
Segment assets	$3,727,040	$2,810,823	$6,537,863	$3,449,887	$2,619,784	$6,069,671

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 18. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

Net loss prior to fourth quarter adjustments		$(878,228)
Adjustments:
Workers compensation insurance	(33,000)
Prepaid tooling	107,770
Inventory	(54,058)

Total fourth quarter adjustments		20,712

Adjusted net loss		$(857,516)

NOTE 19. QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of the Company’s unaudited results of operations for the quarters during the years ended December 31, 2004 and 2003, respectively.

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net Sales	$1,276,970	$1,754,514	$1,922,056	$1,786,797
Loss Before Other Income/(Expense)	$(299,263)	$(224,058)	$(136,158)	$(182,042)
Net Loss	$(293,515)	$(200,290)	$(191,421)	$(172,290)
Basic Net Loss Per Common Share	(.05)	(.03)	(.03)	(.02)
Weighted Average Common Share Outstanding	6,342,986	6,739,367	6,793,582	6,918,063

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Net Sales	$1,501,397	$1,188,347	$1,379,743	$1,445,823
Loss Before Other Income/(Expense)	$(135,452)	$(584,304)	$(239,866)	$37,087
Net Income/(Loss)	$(107,229)	$(561,894)	$(220,496)	$47,503
Basic Net Income/(Loss) Per Common Share	(.02)	(.09)	(.04)	.01
Weighted Average Common Share Outstanding	5,843,612	5,915,451	6,088,129	6,159,796

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share has not been presented, as it would be anti-dilutive.