Form 10QSB
period 2005-03-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2005-05-05
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at May 4, 2005 was 7,396,260.

Transitional Small Business Disclosure Format    YES  ☐.    NO  ☒.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$637,876	$960,012
Investment securities	429,554	424,554
Accounts receivable, net of allowance of $72,000	1,428,931	935,860
Due from stockholders for exercise of options	—	92,660
Note receivable, other, net of allowance of $361,562	—	—
Inventories	1,245,560	1,165,363
Prepaid expenses and other current assets	71,522	68,724

Total current assets	3,813,443	3,647,173

Property, Plant and Equipment	3,444,227	2,703,407
Intangible Assets	78,836	79,511
Other	100,281	107,772

Total assets	$7,436,787	$6,537,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,308,556	$336,954
Accrued expenses	120,507	93,912

Total current liabilities	1,429,063	430,866

Commitments, Contingencies, Other Matters and Subsequent Events	—	—

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 1,000,000 shares; issued and outstanding 0 shares	—	—
Preferred stock-Series A, $.001 par value; authorized 60,000 shares; issued and outstanding 0 shares	—	—
Common stock, $.001 par value; authorized 30,000,000 shares; issued and outstanding 7,382,260 shares	7,382	7,382
Additional paid-in capital	15,586,259	15,586,259
Deficit	(9,585,917)	(9,486,644)

Total stockholders’ equity	6,007,724	6,106,997

Total liabilities and stockholders’ equity	$7,436,787	$6,537,863

See notes to unaudited condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net Sales:
Formed metal	$1,079,243	$805,478
Zone cabling termination cabinet	745,356	471,492

	1,824,599	1,276,970

Costs and Expenses:
Cost of sales	1,510,181	1,134,163
Selling, general and administrative	177,855	224,000
Compensation and related benefits	230,575	200,295
Stock-based compensation	17,400	18,275

	1,936,011	1,576,733

Loss Before Other Income (Expense)	(111,412)	(299,763)

Other Income (Expense):
Interest income/(expense)	3,000	(95)
Other income (expense)	7,639	31,472
Loss on disposal of equipment	—	(28,179)
Realized and unrealized gain on investments	1,500	3,050

	12,139	6,248

Net Loss	$(99,273)	$(293,515)

Net Loss Per Common Share	$(.01)	$(.05)

Weighted Average Common Shares Outstanding	7,382,260	6,342,986

See notes to unaudited condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Cash Flows from Operating Activities:
Net loss	$(99,273)	$(293,515)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	92,551	85,759
Warrants and stock issued for services	17,400	18,275
Loss on sale of equipment	—	28,179
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(493,071)	46,148
Inventories	(80,196)	(17,602)
Prepaid expenses and other current assets	4,692	(49,135)
Increase (decrease) in:
Accounts payable and accrued expenses	215,945	(16,705)
Deferred revenue	—	(9,351)

Net cash and cash equivalents used in operating activities	(341,952)	(207,947)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(67,012)	(94,297)
Increase in investments	(5,000)	(3,049)
Increase in patent costs	(831)	(461)

Net cash and cash equivalents used in investing activities	(72,843)	(97,807)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of related costs	—	290,000
Proceeds from exercise of options	92,660	179,000

Net cash and cash equivalents provided by financing activities	92,660	469,000

Net Increase (Decrease) in Cash and Cash Equivalents	(322,136)	163,246

Cash and Cash Equivalents, Beginning	960,012	283,939

Cash and Cash Equivalents, Ending	$637,876	$447,185

Non-cash investing and financing activities:
In March 2005, the Company acquired equipment of approximately $820,000 which is included in accounts payable to be paid subsequent to May 4, 2005.

See notes to unaudited condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Access Technologies, Inc. and Subsidiary (the “Company”) at March 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2005 and results of operations for the three months ended March 31, 2005 and 2004. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company’s Form 10-KSB.

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net loss per share is reflected in the following schedule:

Computation of Net Loss per Common Share	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net Loss	$(99,273)	$(293,515)

Total Weighted Average Number of Common Shares	7,382,260	6,342,986

Net Loss per Common Share	$(0.01)	$(0.05)

3. Issuance of Common Stock

There was no issuance of stock during the first quarter of 2005.

4. Stock-Based Compensation

Stock Options and Warrants

The 2004 Employee Stock Incentive Plan, which authorizes the issuance of up to 1,500,000 shares of the Company’s common stock, and the 2004 Director Stock Option Plan, which authorizes up to 1,000,000 shares of the Company’s common stock were both approved by shareholders at the Annual Stockholders’ Meeting held in July, 2004. During the first quarter of 2005, management granted 75,000 stock options with a strike price of $2.11 and 50,000 stock options with a strike price of $1.60 to new employees as an incentive which is reflected in the Fair Value Disclosures. The stock-based compensation expense of $17,400 in the first quarter represents fees for services rendered by outside counsel. 14,000 shares of common stock will be issued in the second quarter in lieu of cash.

Fair Value Disclosures

For the three months ended March 31, 2005, the following table reflects the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock options granted to employees, officers and directors:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net Loss:
As reported	$(99,273)	$(293,515)
Total stock-based compensation expense determined under fair value based method for all awards	(12,188)	(47,757)

Pro forma	$(111,461)	$(341,272)

Loss Per Share:
Basic:
As reported	$(0.01)	$(0.05)

Pro forma	$(0.02)	$(0.05)

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in the three months ended March 31, 2005 and 2004, respectively. The following assumptions were applied in determining the pro forma compensation cost:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
RiskFree Interest Rate	4.99%	4.99%

Expected Dividend Yield	—	—

Expected Option Life	1.25 years	1 year

Expected Stock Price Volatility	72.6%	83.3 - 84%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB and our Form 10-KSB for the year ended December 31, 2004. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

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

Omega Metals, Inc. (“Omega”), a wholly-owned subsidiary of the Company since 1998, was merged into the Company effective February 3, 2005 and will continue to operate as a separate division. Omega Metals is a precision sheet metal fabrication and assembly operation which manufactures our zone cabling and wireless products. It also serves a diverse client base of over 300, including engineering, technology and electronics companies, mostly in the Southeast. Omega Metals operates from a 67,500 sq. ft. manufacturing facility situated on 8 1/2 acres of land which is owned by the Company. Manufacturing services include laser cutting, precision stamping, bending, assembling, painting, powder coating and silk screening.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements located in the annual report on Form 10-KSB.We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs), nor do we have any “variable interest entities” (VIEs), as defined by FIN 46-R.

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

THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2004

REVENUES

Formed metal sales increased 34.0% ($273,765) over the three months ended March 31, 2004.

Zone cabling sales increased 58.1% ($273,864) over the three months ended March 31, 2004.

The overall increase in revenues for the three months ended March 31, 2005 is the result of increased sales of formed metal coupled with increased marketing efforts spurred by CPI, a significant distributor of the zone and wireless products and our Original Equipment Manufacturer (“OEM”) partners. For the three months ended March 31, 2005, 24.4% of total sales and 59.9% of zone cabling sales are attributable to the Company’s marketing and manufacturing agreement with CPI.

	Three Months Ended March 31,
	2005	2004	% Change
Formed metal	$1,079,243	$805,478	34.0%
Zone cabling	745,356	471,492	58.1%

Total	$1,824,599	$1,276,970	42.9%

We recognize that our zone cabling and wireless products have a longer sales cycle that depends on our products being incorporated into larger projects. Therefore, quarterly sales of these products are not consistent. We anticipate that subsequent quarters will continue to reflect positive results from the relationships that our AATK sales efforts have nurtured with our OEM partners and the relationships that the CPI sales force has developed for these products.

COSTS AND EXPENSES

Direct costs of $1,510,181, those costs incurred by the Company to have its products manufactured and assembled, represent 82.8% of revenues for the three months ended March 31, 2005 as compared with direct costs of $1,134,163 which represent 88.8% of revenues for the three months ended March 31, 2004.

	Three Months Ended March 31,
	2005		2004
Materials	$474,240	26.0%	$205,158	16.1%
Labor & Related Costs	693,099	38.0%	541,521	42.4%
Contracted Services	26,798	1.5%	91,534	7.2%
Supplies	110,961	6.1%	120,323	9.4%
Utilities	62,131	3.4%	92,181	7.2%
Site Expenses/ Depreciation	142,952	7.8%	83,446	6.5%

Total Cost of Sales	1,510,181	82.8%	1,134,163	88.8%

Gross Margin	$314,418	17.2%	$142,807	11.2%

A significant factor in our march to achieve profits is that sales of our fast growing zone cabling and wireless products currently provide a higher gross margin than our formed metal products. The zone/wireless division contributed 40.9% of the total sales in the first quarter of 2005 as compared to 36.9% for the same period in 2004. Our gross margins improved by 6.0% as compared to the three months ended March 31, 2004.

We expect our new laser cutting machinery, which became operational during the first quarter of 2005, to enhance our gross margins by expanding our capacity, reducing our labor expense and utilizing less raw materials during the manufacturing process. Although we continue to experience increased fuel and steel prices, and our new laser cutting machinery will add approximately $21,000 of non-cash depreciation expense quarterly, the Company continues its ongoing demand for efficiencies throughout the organization.

Selling, General and Administrative expenses of $177,855 for the three months ended March 31, 2005 decreased $46,145, decreasing 7.8% as a percent of sales and 20.6% as compared to $224,000 for the three months ended March 31, 2004. Decreases approximating $69,000 in office, amortization, consulting and legal expenses are offset primarily by an approximate increase of $23,000 in sales commission expense.

Compensation and related benefits expense of $230,575 increased $30,280 for the three months ended March 31, 2005, decreasing 3.1% as a percent of sales but increasing 15.1% as compared to $200,295 for the three months ended March 31, 2004. The increase is the result of the supplementation of the staff in our sales and engineering departments.

Stock-based compensation expense of $17,400 decreased $875 for the three months ended March 31, 2005, decreasing 0.4% as a percent of sales and 4.8% as compared to $18,275 for the three months ended March 31, 2004.

	Three Months Ended March 31,
	2005	% Sales	2004	% Sales	% Change
Selling, General & Administrative	$177,855	9.7%	$224,000	17.5%	-20.6%
Compensation and related benefits	230,575	12.6%	200,295	15.7%	15.1%
Stock based compensation	17,400	1.0%	18,275	1.4%	-4.8%

Total	$425,830		$442,570		-3.8%

OVERALL RESULTS OF OPERATIONS

For the three months ended March 31, 2005, we generated a net loss of $99,273 or $0.01 per share, which was a $194,242 decrease (or 66.2%) in net loss compared to the net loss of $293,515 or $0.05 per share over the comparative three-month period in the prior year.

Our sales and distribution partners report that they are continuing their active marketing campaigns and the training and education of end users in conjunction with the industry standards approval for our zone cabling and wireless products in late 2004.

Our recently purchased laser cutting equipment will enable us to compete for new customers as well as to improve the efficiency of our current manufacturing processes. We will continue to focus on achieving profitability.

	Three Months Ended March 31,
	2005	2004	% Change
Loss before other income	$(111,412)	$(299,763)	-62.8%

Net loss	$(99,273)	$(293,515)	-66.2%

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities utilized cash of $341,952 and $207,947 during the three months ended March 31, 2005 and March 31, 2004, respectively. Net cash consumed by operating activities consisted of net losses, and increases in accounts receivable, and inventories. The cash decrease is offset by increases in accounts payable, depreciation, amortization, prepaid expenses.

Net cash used from investing activities for the three months ended March 31, 2005 was $72,843 as compared with $97,807 for the three months ended March 31, 2004.

For the three months ended March 31, 2005 the net cash provided from financing activities was $92,660 as compared with $469,000 for the three months ended March 31, 2004. The Company received $92,660 from the exercise of options for the three months ended March 31, 2005. The Company received $290,000 from the sale of stock and $179,000 from the exercise of options for the three months ended March 31, 2004.

On March 10, 2005, the Company took title and delivery of a new Trumpf L3050 Laser Cutting Machine. We acquired the equipment from TRUMPF Inc. of Farmington, CT and the cost of the new equipment and installation in addition to supplemental equipment purchased approximated $820,000. The Company paid approximately $60,000 in October 2004 and the remainder is due in the second quarter of 2005.

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

The exercise of our outstanding stock options could adversely affect our outstanding common stock. Our stock option plans are an important component of our compensation program for our employees and directors. As of March 31, 2005, we have issued and outstanding options to purchase approximately 5,967,402 shares of common stock with exercise prices ranging from $0.56 to $10.00 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future funding by the sale of equity. The exercise of such options may dilute the percentage ownership interest of our existing stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

(b)	Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarterly period ended March 31, 2005.

January 7, 2005	Press release announcing that on January 4, 2005, Timothy C. Adams has been named Vice President of Sales and Marketing, where he will be responsible for directing sales and marketing for both the patented zone cabling/wireless division and the contract manufacturing division of the Company. Mr. Adams succeeds Scott Simpson, who will remain with the Company in his prior role as a commissioned salesman and the Company will continue to benefit from Mr. Simpson’s 29 years of experience in communications technology under Item 8.01.

January 12, 2005	Press release announcing preliminary unaudited sales for the three months and year ended December 31, 2004 and 2003, respectively, under Item 2.02.

March 11, 2005	Press release announcing financial results for the three months and year ended December 31, 2004 and 2003, respectively, under Item 2.02.

March 14, 2005	Press release announcing that the Company took title and delivery of a new Trumpf L3050 Laser Cutting Machine that was acquired from TRUMPF Inc. of Farmington, CT pursuant to a purchase order under Items 1.01 and 2.01.

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2005

AMERICAN ACCESS TECHNOLOGIES, INC.

By:	/s/ JOHN E. PRESLEY
John E. Presley
President & Chief Executive Officer

By:	/s/ JOSEPH F. MCGUIRE
Joseph F. McGuire
Chief Financial Officer
Treasurer & Secretary