Form 10KSB/A
period 2004-12-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2005-08-15
CIK 1043186

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

(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.  ☐

The issuer’s revenues for the fiscal year ended December 31, 2004 were $6,740,337.

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

This Amendment No. 1 on Form 10-KSBA to Form 10-KSB of American Access Technologies, Inc. for the year ended December 31, 2004 is being filed to restate the audited consolidated financial statements as of December 31, 2004. This filing does not update information presented in the report as originally filed other than Items 1, 6, 7 and 8A. For further discussion of this matter, see Note 20, labeled “Restatement”, to the consolidated financial statements. We are not required to and we have not updated any forward-looking statements previously included in the Annual Report on Form 10-KSB filed on March 23, 2005.

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

RISK FACTORS

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this document and in the information incorporated by reference into this document. Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-KSBA, our Quarterly Reports on 10-QSB; and in our other filings with the Commission, including any subsequent reports filed on Forms 10-KSBA, 10-QSB and 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

GENERAL BUSINESS OPERATIONS AND FINANCIAL RISKS

Risks Related to our business:

We have had a history of operating losses.

We incurred net losses of approximately $986,000 in 2004, $842,000 in 2003, $967,000 in 2002, $1,441,000 in 2001 and $2,034,000 in 2000. Our expenses are currently greater than our revenues. Our ability to operate profitably depends on increasing our sales and achieving sufficient gross profit margins. We cannot assure you that we will operate profitably.

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

PART II

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary note on forward-looking statements: This Annual Report on Form 10-KSBA (the “Report”) may be deemed to contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”), reports to the Company’s stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks set forth herein, each of which could adversely affect the Company’s business and the accuracy of the forward-looking statements contained herein.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004, that are made a part of this annual report on Form 10-KSBA. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs), nor do we have any “variable interest entities” (VIEs), as defined by FN 46 and FN 46(R).

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

COSTS AND EXPENSES

Cost of sales represents expenses incurred by the Company to have its products manufactured and assembled. These costs represent 86.5% of revenues for the year 2004 and 82.8% of revenues for the year 2003. Fuel and transportation costs, in direct correlation to the market value of crude oil, increased significantly in 2004. Strong steel market demand and high prices in most U.S. steel markets prompted an 11% overall increase in domestic steel shipments and a 31% increase in imports of raw steel. Although the increases in importing and shipping alleviated some of the shortages reported by many in steel-consuming sectors, the shortage continues. Sheet metal prices increased relentlessly (an average of 34%) throughout the year and are projected to continue to escalate throughout 2005. Labor costs increased due to a shortage of skilled labor and production delays due to four hurricanes that struck Florida between September and October 2004, thus increasing overtime expense. Additionally, commencing with the first quarter 2004, $456,000 in 2004 and $388,000 in 2003 have been reclassified to cost of goods sold from selling, general and administrative costs.

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

	2004	% Revenue	2003	% Revenue	% Change
Costs and Expenses:
Cost of sales	$5,829,453	86.5	$4,568,186	82.8	27.6
Selling, general and administrative	878,948	13.0	745,465	13.5	17.9
Compensation and related benefits	857,732	12.7	869,047	15.8	(1.3)
Compensation to officer/director/stockholders in connection with marketing/manufacturing agreement	—	—	201,460	3.7	(100.0)
Stock-based compensation	143,775	2.1	53,687	1.0	167.8

	7,709,908	114.4	6,437,845	116.8	19.8

As a result of the above information, we had a net loss in 2004 of $986,000 compared to a net loss of $842,000 in 2003. The $47,000 increase in Loss Before Other Income is the result of decreased gross margin due to an increase in direct costs (see Note 20). Additionally, due to an increase of approximately $224,000 in selling, general, administrative expense and stock-based compensation, we ultimately recognized an increase in net loss of approximately $143,000.

	2004	2003	% change
Loss before Other Income	$(969,571)	$(922,535)	5.1

Net Loss	$(985,566)	$(842,116)	17.0

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities utilized cash of $363,469 during the year ended December 31, 2004 compared to utilization of $321,789 in 2003. Net cash used consisted primarily of net losses, decreases in accounts payable, accrued and prepaid expenses. However, the cash decrease is offset by depreciation, amortization, stock issued for services, a loss on the sale of equipment and decreases in accounts receivable and inventory.

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

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSBA, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the material weakness in internal control over financial reporting discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting.

As of December 31, 2004, the Company had a deficiency in internal controls over the valuation of inventory. Specifically, an effective review of the labor and overhead allocation calculation was not performed. As a result of the ineffective review, an error in the year-end 2004 calculation was not detected prior to the issuance of the annual 2004 consolidated financial statements. This control deficiency resulted in the restatement of our annual 2004 consolidated financial statements as described in Note 20. Management has concluded that this control deficiency constitutes a material weakness.

Management Remediation Plan.

We have undertaken remedial action to address and correct the weakness in our internal controls and disclosure controls identified subsequent to the end of 2004. These actions include adopting an adequate review of the labor and overhead allocation calculation including performing a duplicate calculation. These actions were put in place during the quarter beginning July 1, 2005.

Changes in Internal Control over Financial Reporting.

With the exception of the material weakness note above, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ACCESS TECHNOLOGIES, INC.

By	/s/ John E. Presley
John E. Presley
President/Chief Executive Officer

Date: August 12, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John E. Presley	President, Chief Executive Officer and Director (Principal Executive Officer)	August 12, 2005
John E. Presley

/s/ Joseph F. McGuire	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	August 12, 2005
Joseph F. McGuire

/s/ Erik Wiisanen	Vice President Omega Metals and Director	August 12, 2005
Erik Wiisanen

/s/ Ken Cornell	Independent Director	August 12, 2005
Ken Cornell

/s/ Lamar Nash	Independent Director	August 12, 2005
Lamar Nash

EXHIBIT INDEX

•	23 Consent of Auditors

•	31 Section 302 Certifications of the Chief Executive Officer and Chief Financial Officer.

•	32.1 Section 1350 Certification of the Chief Executive Officer.

•	32.2 Section 1350 Certification of the Chief Financial Officer.

AMERICAN ACCESS TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	F-2

Statements of Operations	F-3

Statements of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 - F-26

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

As discussed in Note 20, the consolidated financial statements for the year ended December 31, 2004 have been restated.

RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida

January 30, 2005, except for the fifth paragraph of Note 1 as to which the date is February 3, 2005, and the fifth paragraph of Note 14 as to which the date is February 18, 2005, and Note 20 as to which the date is August 12, 2005.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004

December 31, 2004
As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$960,012
Investment securities	424,554
Accounts receivable, net of allowance of $72,000	935,860
Due from stockholders for exercise of options	92,660
Inventories	1,037,313
Prepaid expenses and other current assets	68,724
Note receivable, other, net of allowance of $361,562	—

Total current assets	3,519,123

Property, Plant and Equipment	2,703,407
Intangible Assets	79,511
Other	107,772

Total assets	$6,409,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$336,954
Accrued expenses	93,912

Total current liabilities	430,866

Commitments, Contingencies, Other Matters and Subsequent Events	—

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 1,000,000 shares; issued and outstanding -0- shares	—
Preferred stock-Series A, $.001 par value; authorized 60,000 shares; issued and outstanding -0- shares	—
Common stock, $.001 par value; authorized 30,000,000 shares; issued and outstanding 7,382,260 shares	7,382
Additional paid-in capital	15,586,259
Deficit	(9,614,694)

Total stockholders’ equity	5,978,947

Total liabilities and stockholders’ equity	$6,409,813

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
	As Restated
Net Sales:
Formed metal	$3,978,308	$3,644,258
Zone cabling	2,762,029	1,871,052

	6,740,337	5,515,310

Costs and Expenses:
Cost of sales	5,829,453	4,568,186
Selling, general and administrative	878,948	745,465
Compensation and related benefits	857,732	869,047
Compensation to officers/directors/stockholders in connection with marketing/manufacturing agreement	—	201,460
Stock-based compensation	143,775	53,687

	7,709,908	6,437,845

Loss Before Other Income (Expense)	(969,571)	(922,535)

Other Income (Expense):
Interest income	—	20,084
Other income (expense)	(2,407)	48,328
Loss on sale of equipment	(28,179)	—
Realized and unrealized gain on investments	14,591	12,007

	(15,995)	80,419

Net Loss	$(985,566)	$(842,116)

Net Loss Per Common Share – Basic and Diluted	$(.15)	$(.14)

Weighted Average Common Shares Outstanding	6,789,029	6,001,747

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deficit	Deferred Stock-Based Compensation	Stock Subscription Receivable	Total
	Shares	Amount		As Restated			As Restated
Balance, December 31, 2002	5,843,612	$5,844	$13,702,322	$(7,787,012)	$—	$(270)	$5,920,884
Year Ended December 31, 2003:
Write-off of stock subscription receivable	—	—	(270)	—	—	270	—
Sale of common stock in private placements	358,517	358	379,642	—	—	—	380,000
Exercise of warrants	10,000	10	7,790	—	—	—	7,800
Warrants granted for services	—	—	11,931	—	—	—	11,931
Common stock issued for services	44,000	44	23,285	—	—	—	23,329
Common stock issued as compensation	45,000	45	38,655	—	(38,700)	—	—
Amortization of deferred compensation	—	—	—	—	20,425	—	20,425
Net loss	—	—	—	(842,116)	—	—	(842,116)

Balance, December 31, 2003	6,301,129	$6,301	$14,163,355	$(8,629,128)	$(18,275)	$—	$5,522,253

Year Ended December 31, 2004:
Sale of common stock in private placements	629,422	629	942,821	—	—	—	943,450
Exercise of options and warrants	371,500	371	354,664	—	—	—	355,035
Common stock issued for services	41,000	41	69,959	—	—	—	70,000
Common stock issued as compensation	39,209	40	55,460	—	—	—	55,500
Amortization of deferred compensation	—	—	—	—	18,275	—	18,275
Net loss (As Restated)	—	—	—	(985,566)	—	—	(985,566)

Balance, December 31, 2004	7,382,260	$7,382	$15,586,259	$(9,614,694)	$—	$—	$5,978,947

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
	As Restated
Cash Flows from Operating Activities:
Net loss	$(985,566)	$(842,116)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	393,252	419,569
Warrants and stock issued for services	143,775	53,687
Compensation to directors/officers/stockholders in connection with marketing/manufacturing agreement	—	201,460
Credit for recovery of doubtful accounts receivable	—	(166,000)
Loss on sale of equipment	28,179	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	31,338	(54,776)
Accrued interest receivable	—	(9,897)
Inventories	81,574	(143,218)
Prepaid expenses and other current assets	60,531	31,160
Increase (decrease) in:
Accounts payable and accrued expenses	(116,552)	281,073
Deferred revenue	—	(92,731)

Net cash and cash equivalents used in operating activities	(363,469)	(321,789)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(294,062)	(101,660)
Acquisition of product rights	—	(100,000)
Interest earned on investments	(12,418)	(12,007)
Proceeds from sale of equipment	45,000	—
Increase in patent costs	(4,803)	(11,471)

Net cash and cash equivalents used in investing activities	(266,283)	(225,138)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock, net of related costs	943,450	319,730
Proceeds from stock subscription receivable	100,000	—
Proceeds from exercise of options	262,375	7,800

Net cash and cash equivalents provided by financing activities	1,305,825	327,530

Net Increase (Decrease) in Cash and Cash Equivalents	676,073	(219,397)

Cash and Cash Equivalents, Beginning	283,939	503,336

Cash and Cash Equivalents, Ending	$960,012	$283,939

Non-Cash Investing and Financing Activities:
Stock purchase receivable	$92,660	$—

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

Had compensation cost for the options and warrants issued to employees, officers and directors been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	2004	2003
	As Restated
Net Loss:
As reported	$(985,566)	$(842,116)
Add: stock-based employee compensation expense included in net loss	—	11,929
Deduct: total stock-based compensation expense determined under fair value based method for all awards	(733,355)	(181,203)

Pro forma	$(1,718,921)	$(1,011,390)

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

	2004	2003
	As Restated
Loss Per Share:
Basic and diluted:
As reported	$(0.15)	$(0.14)

Pro forma	$(0.25)	$(0.17)

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

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 2. SUMMARY OF CERTAIN RISKS AND OTHER MATTERS

Profitability and Liquidity

As of December 31, 2004, the Company reflected stockholders’ equity of approximately $6,000,000. However, the Company has incurred net losses of approximately $(986,000) in 2004 and $(842,000) in 2003, and has an accumulated deficit balance of approximately $(9,615,000) at December 31, 2004. The Company’s ability to achieve sustained profitable operations is dependent on continuing to achieve sales growth through expansion of sales and marketing efforts. Management believes that cash flows from operations and additional financing available from other sources will be sufficient to fund operations. There is no assurance that such events will occur.

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

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 8. INVENTORIES

As Restated
Raw materials	$298,800
Work-in-process	560,682
Finished goods	177,831

$1,037,313

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)
Land	—	$103,859
Building and improvements	6-40	1,373,748
Machinery and equipment	6-10	3,939,960
Computers and office equipment	5-10	219,363
Deposit on purchase of equipment	—	66,500
Vehicles	7	66,046
Tools	2-10	83,573

		5,853,049
Less accumulated depreciation		3,149,642

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 11. INCOME TAXES (Continued)

A reconciliation of income taxes computed at the statutory federal rate to income tax expense (benefit) for the year ended December 31, 2004 is as follows:

As Restated
Tax provision at the statutory rate of 34%	$(335,000)
State income taxes, net of federal income tax	(43,000)
Exercise of stock options and warrants	(77,000)
Change in valuation allowance	381,000
Stock options not exercised	60,000
Other	14,000

$—

As of December 31, 2004, the Company had consolidated net operating loss carryforwards for federal income tax reporting purposes amounting to approximately $10,417,000 which expire in varying amounts to the year 2024. Of the total tax benefit relating to net operating losses of $3,920,000, subsequently recognized tax benefits, if any, in the amount of $673,000 will be applied directly to additional paid-in capital.

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

The components of the deferred tax asset at December 31, 2004 were as follows:

As Restated
Net operating loss carryforward	$3,920,000
Allowance for collectibility	163,000
Stock compensation	78,000
Depreciation and amortization	(247,000)
Less valuation allowance	(3,914,000)

Net deferred tax asset	$—

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

	2004 As Restated	2003
Net Loss Allocated to Common Stockholders	$(985,566)	$(842,116)

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

	2004 As Restated			2003
	Zone Cabling Products	Formed Metal Products	Total	Zone Cabling Products	Formed Metal Products	Total
Revenue from external customers	$2,762,029	$3,978,308	$6,740,337	$1,871,052	$3,644,258	$5,515,310
Intersegment revenue	132,773	734,239	867,012	227,748	533,616	761,364
Investment income	14,591	—	14,591	20,084	—	20,084
Depreciation and amortization	184,903	208,349	393,252	177,372	242,197	419,569
Segment (loss) gain	(1,316,603)	331,037	(985,566)	(783,213)	(58,903)	(842,116)
Segment assets	$3,640,990	$2,768,823	$6,409,813	$3,449,887	$2,619,784	$6,069,671

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 18. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

Net loss prior to fourth quarter adjustments		$(878,228)
Adjustments:
Workers compensation insurance	(33,000)
Prepaid tooling	107,770
Inventory (restated)	(182,108)

Total fourth quarter adjustments (restated)		(107,338)

Adjusted net loss (restated)		$(985,566)

NOTE 19. QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of the Company’s unaudited results of operations for the quarters during the years ended December 31, 2004 and 2003, respectively.

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004 As Restated
Net Sales	$1,276,970	$1,754,514	$1,922,056	$1,786,797
Loss Before Other Income/(Expense)	$(299,263)	$(224,058)	$(136,158)	$(310,092)
Net Loss	$(293,515)	$(200,290)	$(191,421)	$(300,340)
Basic Net Loss Per Common Share	(.05)	(.03)	(.03)	(.04)
Weighted Average Common Share Outstanding	6,342,986	6,739,367	6,793,582	6,918,063

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Net Sales	$1,501,397	$1,188,347	$1,379,743	$1,445,823
Loss Before Other Income/(Expense)	$(135,452)	$(584,304)	$(239,866)	$37,087
Net Income/(Loss)	$(107,229)	$(561,894)	$(220,496)	$47,503
Basic Net Income/(Loss) Per Common Share	(.02)	(.09)	(.04)	.01
Weighted Average Common Share Outstanding	5,843,612	5,915,451	6,088,129	6,159,796

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share has not been presented, as it would be anti-dilutive.

NOTE 20. RESTATEMENT

Subsequent to the filing of its Annual Report on From 10-KSB for the year ended December 31, 2004 the Company determined that there was an inadvertent formula error in an electronic spreadsheet which resulted in a $128,050 overstatement of inventory and under statement of cost of sales in its financial statements for the year ended December 31, 2004. As a result of the error, the Company restated its consolidated financial statements as of and for the year ended December 31, 2004. A summary of the significant effects of the restatement is as follows:

	December 31, 2004
	As Previously Reported	As Restated
Inventories	$1,165,363	$1,037,313
Cost of Sales	$5,701,403	$5,829,453
Net Loss	$857,516	$985,566
Loss per Share	$(0.13)	$(0.15)

Notes 1, 2, 8, 11, 15, 17, 18 and 19 have also been restated to reflect the results of the above restatement adjustment.