Form 10QSB
period 2005-06-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 2005-08-15
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at August 12, 2005 was 7,396,260.

Transitional Small Business Disclosure Format    YES  ☐.    NO  ☒.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2005 Unaudited	December 31, 2004 (Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$466,208	$960,012
Investment securities	—	424,554
Accounts receivable, net of allowance of $72,000	1,327,036	935,860
Due from stockholders for exercise of options	—	92,660
Note receivable, other, net of allowance of $361,562	—	—
Inventories	1,128,068	1,037,313
Prepaid expenses and other current assets	53,771	68,724

Total current assets	2,975,083	3,519,123

Property, Plant and Equipment	3,367,326	2,703,407
Intangible Assets	81,308	79,511
Other	100,281	107,772

Total assets	$6,523,998	$6,409,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$490,454	$336,954
Accrued expenses	107,619	93,912

Total current liabilities	598,073	430,866

Commitments, Contingencies, Other Matters and Subsequent Events	—	—

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 1,000,000 shares; issued and outstanding, 0 shares and 0 shares, respectively	—	—
Preferred stock-Series A, $.001 par value; authorized 60,000 shares; issued and outstanding, 0 shares and 0 shares, respectively	—	—
Common stock, $.001 par value; authorized 30,000,000 shares; issued and outstanding shares, 7,396,260 shares and 7,382,260 respectively	7,396	7,382
Additional paid-in capital	15,603,645	15,586,259
Deficit	(9,685,116)	(9,614,694)

Total stockholders’ equity	5,925,925	5,978,947

Total liabilities and stockholders’ equity	$6,523,998	$6,409,813

See notes to condensed consolidated unaudited financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Net Sales:
Formed metal	$2,294,121	$1,868,001	$1,214,878	$1,062,523
Zone cabling termination cabinet	1,641,576	1,163,483	896,220	691,991

	3,935,697	3,031,484	2,111,098	1,754,514

Costs and Expenses:
Cost of sales	3,216,285	2,535,756	1,706,554	1,401,592
Selling, general and administrative	335,725	511,810	157,871	287,810
Compensation and related benefits	473,793	415,764	243,217	215,470
Stock-based compensation	29,150	91,975	11,750	73,700

	4,054,953	3,555,305	2,119,392	1,978,572

Loss Before Other Income (Expense)	(119,256)	(523,821)	(8,294)	(224,058)

Other Income (Expense):
Interest income (expense)	8,000	(95)	3,000	—
Other income (expense)	40,835	52,191	33,696	20,718
Loss on disposal of equipment	—	(28,179)	—	—
Realized and unrealized gain on investments	—	6,099	—	3,050

	48,835	30,016	36,696	23,768

Net Income (Loss)	$(70,421)	$(493,805)	$28,402	$(200,290)

Net Income (Loss) Per Common Share	$(0.01)	$(0.08)	$0.00	$(0.03)

Weighted Average Common Shares Outstanding	7,388,093	6,457,009	7,393,927	6,739,367

See notes to condensed consolidated unaudited financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Cash Flows from Operating Activities:
Net loss	$(70,421)	$(493,805)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	202,401	187,792
Warrants and stock issued for services	29,150	18,275
Realized and unrealized gain on investments	—	(6,099)
Loss on sale of equipment	—	28,179
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(391,176)	(104,308)
Inventories	(90,755)	(105,009)
Prepaid expenses and other current assets	22,444	(9,500)
Increase (decrease) in:
Accounts payable and accrued expenses	155,456	118,145
Deferred revenue	—	(25,169)

Net cash and cash equivalents used by operating activities	(142,901)	(391,499)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(863,309)	(106,520)
Proceeds from sale of investments	424,554	—
Increase in patent costs	(4,808)	(461)

Net cash and cash equivalents used by investing activities	(443,563)	(106,981)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of related costs	—	413,700
Proceeds from exercise of options	92,660	179,000

Net cash and cash equivalents provided by financing activities	92,660	592,700

Net Increase (Decrease) in Cash and Cash Equivalents	(493,804)	94,220

Cash and Cash Equivalents, Beginning	960,012	283,939

Cash and Cash Equivalents, Ending	$466,208	$378,159

See notes to condensed consolidated unaudited financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2005

1. Basis of Presentation

The accompanying condensed consolidated unaudited financial statements of American Access Technologies, Inc. and Subsidiary (the “Company”) at June 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2005 and results of operations for the six months ended June 30, 2005 and 2004. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the restated consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company’s Amended Form 10-KSB. Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. Commencing with the first quarter 2004, certain amounts have been reclassified to cost of goods sold from selling, general and administrative costs and the comparable amounts have been reclassified to/from the prior year.

2. Net Income (Loss) per Common Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” which requires the presentation of both basic and diluted income (loss) per share.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented for the six month periods ended June 30, 2005 and June 30, 2004 or for the three month periods ended June 30, 2004, as it would be anti-dilutive. Diluted income per share has not been presented for the three month period ended June 30, 2005 as it would be the same as the basic income per share, which is $0.00. The computation of net loss per share is reflected in the following schedule:

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Computation of Net Loss per Common Share
Net Loss	$(70,421)	$(493,805)	$28,402	$(200,290)

Total Weighted Average Number of Common Shares and Equivalents	7,388,093	6,457,009	7,393,927	6,739,367

Net Loss per Common Share	$(0.01)	$(0.08)	$0.00	$(0.03)

3. Issuance of Common Stock

During the second quarter of 2005, the Company agreed to issue 6,400 shares of common stock to outside legal counsel in exchange for legal services rendered during the second quarter in the amount of approximately $12,000. The stock was issued in July 2005.

4. Stock-Based Compensation

Stock Options and Warrants

During the second quarter of 2005, management granted 10,500 stock options with a strike price of $1.67., the fair market value of the stock on the date of grant, to a new Director, pursuant to the Directors’ Stock Option Plan, which was approved by stockholders on July 23, 2004.

On August 1, 2005, the Company granted a total of 425,000 stock options with a strike price of $1.96, the fair market value of the stock on the date of grant, to the Directors of the Company, pursuant to the Directors’ Stock Option Plan, which was approved by stockholders on July 23, 2004.

Fair Value Disclosures

For the six months ended June 30, 2005, the following table reflects the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock options granted to employees, officers and directors:

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Net Income (Loss:)
As reported	$(70,421)	$(493,805)	$28,402	$(200,290)

Total stock-based compensation expense determined under fair value based methods for all awards	(24,004)	(112,577)	(11,389)	(64,820)
Pro forma	$(94,425)	$(606,382)	$17,013	$(265,110)

Income (Loss) Per Share:
Basic:
As reported	$(0.01)	$(0.08)	$0.00	$(0.03)

Pro forma	$(0.01)	$(0.09)	$0.00	$(0.04)

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in the six months ended June 30, 2005 and 2004, respectively. The following assumptions were applied in determining the pro forma compensation cost:

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Risk Free Interest Rate	4.99%	4.99%	4.99%	4.99%

Expected Dividend Yield	—	—	—	—

Expected Option Life	1 year	1 year	1.25 years	1.25 years

Expected Stock Price Volatility	52 - 70%	73 - 83%	52%	75%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB and our Amended Form 10-KSB for the year ended December 31, 2004. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

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

BUSINESS

American Access Technologies, Inc. (the “Company”) develops and manufactures patented “zone cabling” and wireless enclosures that mount in ceilings, walls, raised floors, and custom furniture, for routing of telecommunications cabling, fiber optics and wireless solutions to the office desktop. The Company’s concept of “zone cabling” reduces costs for initial network installation and facilitates moves, adds, changes and upgrades for the network installations of today and tomorrow.

Omega Metals, Inc. (“Omega”), a wholly-owned subsidiary of the Company since 1998, was merged into the Company effective February 3, 2005 and will continue to operate as a separate division. Omega Metals is a precision sheet metal fabrication and assembly operation which manufactures our zone cabling and wireless products and also employs state-of-the-art metal fabrication and finishing techniques for public and private companies and for U.S. government contractors. It also serves a diverse client base of over 300, including engineering, technology and electronics companies, mostly in the Southeast.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements located in the annual report on Form 10-KSBA. We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs), nor do we have any “variable interest entities” (VIEs), as defined by FIN 46-R.

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

Inventory Valuation

Inventories are stated at the lower of cost or market, with cost determined using an average cost method. Inventory costs for finished goods and work-in-process include material, labor, production overhead, and outside services. Production overhead, including indirect labor, is allocated to finished goods and work-in-process based upon applicable percentages of labor and overhead. All estimates could be subject to change in the near term.

THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2004

REVENUES

Formed metal sales increased 22.8% ($426,120) over the six months and 14.3% ($152,355) over the three months ended June 30, 2004.

Zone cabling sales increased 41.1% ($478,093) over the six months and 29.5% ($204,229) over the three months ended June 30, 2004.

The overall increase in revenues for the six months ended June 30, 2005 is the result of an growing customer base and increased sales of formed metal coupled with increased marketing efforts spurred by CPI, a significant distributor of the zone and wireless products. For the six months ended June 30, 2005, 23.7% of total sales and 55.8% of zone cabling sales are attributable to the Company’s marketing and manufacturing agreement with CPI. For the three months ended June 30, 2005, 27.4% of total sales and 69.6% of zone cabling sales are attributable to the agreement with CPI.

	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	% Change to Prior Year	2005	2004	% Change to Prior Year
Formed metal	$2,294,121	$1,868,001	22.8%	$1,214,878	$1,062,523	14.3%
Zone cabling	1,641,576	1,163,483	41.1%	896,220	691,991	29.5%

Total	$3,935,697	$3,031,484	29.8%	$2,111,098	$1,754,514	20.3%

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

COSTS AND EXPENSES

Direct costs of $3,216,285 are those costs incurred by the Company to have its products manufactured and assembled, represent 81.7% of revenues for the six months ended June 30, 2005 as compared with direct costs of $2,535,756 which represent 83.6% of revenues for the six months ended June 30, 2004. Direct costs of $1,706,554 represent 80.8% of revenues for the three months ended June 30, 2005 as compared with direct costs of $1,401,592 which represent 79.9% of revenues for the three months ended June 30, 2004.

	Six Months Ended June 30,				Three Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue	2005	% of Revenue	2004	% of Revenue
Materials	$1,047,224	26.6%	$519,595	17.1%	$572,984	27.1%	$314,437	17.9%
Labor & Related Costs	1,403,668	35.7%	1,236,389	40.8%	714,169	33.8%	677,055	38.6%
Contracted Services	54,476	1.4%	177,739	5.9%	27,677	1.3%	86,205	4.9%
Supplies	96,423	2.4%	108,068	3.6%	44,836	2.1%	61,999	3.5%
Utilities	138,141	3.5%	98,746	3.3%	76,010	3.6%	47,020	2.7%
Site Expenses/ Depreciation	101,141	2.6%	82,809	2.7%	51,937	2.5%	37,311	2.1%
Other	375,212	9.5%	312,410	10.3%	218,941	10.4%	177,565	10.1%

Total Cost of Sales	3,216,285	81.7%	2,535,756	83.6%	1,706,554	80.8%	1,401,592	79.9%

Gross Margin	$719,412	18.3%	$495,728	16.4%	$404,544	19.2%	$352,922	20.1%

The increase in materials as a percentage of cost of sales is due in part to a reallocation of processes from contracted services to work performed by the Company. Also impacting the cost of material is the increasing cost of raw metal. The decrease in labor and related costs as a percentage of sales is primarily the result of the impact the new laser-cutting machine is having on our production process. Other costs are comprised primarily of incoming freight charges and outgoing delivery expense. The Company is constantly analyzing its production processes as it adds new machinery, continues its ongoing demand for efficiencies and focuses on a future of increasing sales. The result of these efforts is a gross margin of 18.3% for the six months ended June 30, 2005, an improvement of 1.9%, as compared with the gross margin of 16.4% for the six months ended June 30, 2004. Gross margin for the three months ended June 30, 2005 is 19.2% as compared with the gross margin of 20.1% for the three months ended June 30, 2004.

In addition to increasing overall sales to absorb the expenses, another factor contributing to the increase in gross margins for the six months ended June 30, 2005, was the increase in sales of our “higher margin” zone/wireless division which contributed 41.7% and 42.2% of the sales for the six months and three months, respectively, ended June 30, 2005 as compared with 38.4% and 39.4% for the same period in 2004.

Selling, General and Administrative expenses of $335,725 for the six months ended June 30, 2005 decreased $176,085, decreasing 4.5% as a percent of sales and 34.4% as compared to $511,810 for the six months ended June 30, 2004. For the three months ended June 30, 2005, expenses of $157,871 decreased $129,939, decreasing 6.2% as a percent of sales and 45.1% as compared to $287,810 for the three months ended June 30, 2004. For the six months ended June, 30, 2005, although commission expense has increased ($29,000) as the company has experienced increased sales, there has been a decrease in professional fees ($147,000), a decrease in amortization expense related to the ultra-violet light product ($34,000), a decrease in travel-related expenses ($18,000) and a decrease in office supplies expense ($8,000).

Compensation and related benefits expense of $473,793 increased $58,029 for the six months ended June 30, 2005, increasing 1.5% as a percent of sales and 14.0% as compared to $415,764 for the six months ended June 30, 2004. For the three months ended June 30, 2005, expenses of $243,217 increased $27,747, increasing 1.3% as a percent of sales and 12.9% as compared to $215,470 for the three months ended June 30, 2004. For the six months ended June 30, 2005, the increase is primarily the result of the supplementation of the staff in our sales and engineering departments.

Stock-based compensation expense of $29,150 decreased $62,645 (68.2%) for the six months ended June 30, 2005, as compared to $91,795 for the six months ended June 30, 2004. For the three months ended June 30, 2005, expenses of $11,750 decreased $61,950 (84.1%) as compared to $73,700 for the three months ended June 30, 2004. For the six months ended June 30, 2005, the compensation was provided to legal counsel in lieu of cash payment.

	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
Selling, General & Administrative	$335,725	$511,810	-34.4%	$157,871	$287,810	-45.1%
Compensation and related benefits	473,793	415,764	14.0%	243,217	215,470	12.9%
Stock based compensation	29,150	91,975	-68.3%	11,750	73,700	-84.1%

Total	$838,668	$1,019,549	-17.7%	$412,838	$576,980	-28.4%

OVERALL RESULTS OF OPERATIONS

For the six months ended June 30, 2005, we generated a net loss of $70,421 or $0.01 per share, which was a $423,384 decrease (or 85.7%) as compared to the net loss of $493,805 or $0.08 per share over the comparative six-month period in the prior year.

For the three months ended June 30, 2005, we generated a net income of $28,402 or $0.00 per share, which was a $228,692 decrease (or 114.2%) as compared to the net loss of $200,290 or $0.03 per share over the comparative three-month period in the prior year.

	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
Income (Loss) before other income	$(119,256)	$(523,821)	-77.3%	$(8,294)	$(224,058)	-96.3%

Net income (loss)	$(70,421)	$(493,805)	-85.7%	$28,402	$(200,290)	-114.2%

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities utilized cash of $142,901 and $391,499 during the six months ended June 30, 2005 and June 30, 2004, respectively. Net cash consumed by operating activities consisted of net losses and increases in accounts receivable, inventories and accounts payable. The cash decrease is offset by a decrease in prepaid expense and other current assets and depreciation, amortization and stock issued for services.

Net cash used by investing activities for the six months ended June 30, 2005 was $443,563 as compared with a utilization of $106,981 for the six months ended June 30, 2004. Proceeds from the sale of investments are offset by the purchase of the laser-cutting machine in 2005 which accounts for the majority of the use of cash for investments.

For the six months ended June 30, 2005 the net cash provided by financing activities was $92,660 as compared with $592,700 for the six months ended June 30, 2004. The Company received $92,660 from the exercise of stock options for the six months ended June 30, 2005.

We believe that we can acquire additional working capital, if required, through the sale of additional securities, including the potential exercise of outstanding options and warrants, a private placement, or borrowings, including bank borrowing and private equity lines. Since our 67,500 sq. ft. plant is unencumbered, we also have the potential to mortgage it to raise capital. However, there are no assurances that we would be able to obtain such financing or, if obtained, that it would be on terms advantageous to the Company.

RISK FACTORS THAT COULD AFFECT FUTURE RESULTS

The Company and our business continues to be subject to a number of risk factors, including but not limited to the fluctuations in demand for our product line due to economic conditions, a history of operating losses, the need for additional funds, competition, and technological obsolescence. Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks contained in our Annual Report on Form 10-KSBA, our other Quarterly Reports on Form 10-QSB; and in our other filings with the Securities and Exchange Commission, including any subsequent reports filed on Forms 10-KSB, 10-KSBA, 10-QSB and 8-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

Economic weakness has affected the Company adversely, and could continue to affect adversely, our revenue, gross margin and expenses.

We depend significantly on one distributor other than our OEM customers for the sales of our zone cabling and wireless products.

Our failure to adequately protect our proprietary rights could adversely affect our ability to compete effectively.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation could adversely affect earnings.

The exercise of our outstanding stock options could adversely affect our outstanding common stock. Our stock option plans are an important component of our compensation program for our employees and directors. As of June 30, 2005, we have issued and outstanding options to purchase approximately 5,300,000 shares of common stock with exercise prices ranging from $0.56 to $2.30 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future funding by the sale of equity. The exercise of such options may dilute the percentage ownership interest of our existing stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

ITEM 3. CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Company’s Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. As a result of a material weakness in internal control discussed in Form 10KSB-A, they concluded that the Company’s disclosure controls and procedures were not effective in achieving the objectives for which they were designed. We have undertaken remedial action to address and correct the weakness in our internal controls and disclosure controls identified. These actions include adopting an adequate review of the labor and overhead allocation calculation including performing a duplicate calculation. These actions were put in place during the quarter beginning July 1, 2005.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this 10-QSB that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	31	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

	32.1	Section 1350 Certification of the Chief Executive Officer

	32.2	Section 1350 Certification of the Chief Financial Officer

(b)	Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarterly period ended June 30, 2005.

	April 6, 2005	Press release announcing preliminary unaudited sales for the three months ended March 31, 2005 under Item 2.02 and 9.01.

	May 5, 2005	Press release announcing financial results for the three months ended March 31, 2005 and 2004, respectively, under Item 2.02 and 9.01.

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2005

AMERICAN ACCESS TECHNOLOGIES, INC.

By:	/s/ JOHN E. PRESLEY
John E. Presley
President & Chief Executive Officer

By:	/s/ JOSEPH F. MCGUIRE
Joseph F. McGuire
Chief Financial Officer
Treasurer & Secretary