Form 10QSB
period 2005-09-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 2005-11-15
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

Commission File No. 000-24575

AMERICAN ACCESS TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at November 11, 2005 was 7,402,660.

Transitional Small Business Disclosure Format    YES  ☐.    NO  ☒.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2005 Unaudited	December 31, 2004 (Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$495,938	$960,012
Investment securities	—	424,554
Accounts receivable, net of allowance of $72,000	1,566,187	935,860
Due from stockholders for exercise of options	—	92,660
Notes receivable, other, net of allowance of $361,562	—	—
Inventories	1,226,631	1,037,313
Prepaid expenses and other current assets	57,171	68,724

Total current assets	3,345,926	3,519,123

Property, Plant and Equipment	3,279,986	2,703,407
Intangible assets	80,633	79,511
Other	100,519	107,772

Total assets	$6,807,064	$6,409,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$696,421	$336,954
Accrued expenses	150,062	93,912

Total current liabilities	846,483	430,866

Commitments, Contingencies, Other Matters and Subsequent Events	—	—

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 1,000,000 shares; issued and outstanding, 0 shares and 0 shares, respectively	—	—
Preferred stock-Series A, $.001 par value; authorized 60,000 shares; issued and outstanding, 0 shares and 0 shares, respectively	—	—
Common stock, $.001 par value; authorized 30,000,000 shares; issued and outstanding shares, 7,402,660 shares and 7,382,260 respectively	7,402	7,382
Additional paid-in capital	15,629,249	15,586,259
Deficit	(9,676,070)	(9,614,694)

Total stockholders’ equity	5,960,581	5,978,947

Total liabilities and stockholders' equity	$6,807,064	$6,409,813

See notes to condensed consolidated unaudited financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Net Sales:
Formed metal	$3,939,560	$2,894,937	$1,645,439	$1,026,936
Zone cabling termination cabinet	2,353,840	2,058,603	712,264	895,120

	6,293,400	4,953,540	2,357,703	1,922,056

Costs and Expenses:
Cost of sales	5,056,085	4,165,517	1,845,718	1,629,761
Selling, general and administrative	583,509	701,756	241,906	216,546
Compensation and related benefits	723,792	627,671	249,999	211,907
Stock-based compensation	43,010	118,575	13,860	—

	6,406,397	5,613,519	2,351,483	2,058,214

Income (Loss) Before Other Income (Expense)	(112,997)	(659,979)	6,220	(136,158)

Other Income (Expense):
Interest income (expense)	9,500	(95)	1,500	—
Other income (expense)	42,119	(6,294)	1,284	(58,485)
Loss on disposal of equipment	—	(28,179)	—	—
Realized and unrealized gain on investments	—	9,321	—	3,222

	51,619	(25,247)	2,784	(55,263)

Net Income (Loss)	$(61,377)	$(685,226)	$9,006	$(191,421)

Net Income (Loss) Per Common Share	$(.01)	$(.10)	$0.00	$(.03)

Weighted Average Common Shares Outstanding	7,392,949	6,676,079	7,401,593	6,802,457

See notes to condensed consolidated unaudited financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Cash Flows from Operating Activities:
Net loss	$(61,377)	$(685,226)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	312,438	291,695
Warrants and stock issued for services	43,010	118,575
Realized and unrealized gain on investments	—	(9,321)
Loss on sale of equipment	—	28,179
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(630,327)	(136,458)
Inventories	(189,318)	(135,503)
Prepaid expenses and other current assets	18,805	(5,098)
Increase (decrease) in:
Accounts payable and accrued expenses	415,619	101,247
Deferred revenue	—	(44,058)

Net cash and cash equivalents used by operating activities	(91,150)	(475,968)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(884,499)	(174,201)
Proceeds from sale of investments	424,554	45,000
Increase in patent costs	(5,640)	(1,261)

Net cash and cash equivalents used by investing activities	(465,584)	(130,462)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of related costs	—	335,000
Proceeds from exercise of options	92,660	198,551

Net cash and cash equivalents provided by financing activities	92,660	533,551

Net Decrease in Cash and Cash Equivalents	(464,074)	(72,879)

Cash and Cash Equivalents, Beginning	960,012	283,939

Cash and Cash Equivalents, Ending	$495,938	$211,060

Non-Cash Investing and Financing Activities:
Stock purchase receivable	$—	$34,375

See notes to condensed consolidated unaudited financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2005

1. Basis of Presentation

The accompanying condensed consolidated unaudited financial statements of American Access Technologies, Inc. and Subsidiary (the “Company”) at September 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2005 and results of operations for the three and nine months ended September 30, 2005 and 2004. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the restated consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company’s Amended Form 10-KSB. Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. Commencing with the first quarter 2004, certain amounts have been reclassified to cost of goods sold from selling, general and administrative costs and the comparable amounts have been reclassified to/from the prior year.

2. Net Income (Loss) per Common Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”, which requires the presentation of both basic and diluted income (loss) per share.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented for the nine month periods ended September 30, 2005 and September 30, 2004 or for the three month period ended September 30, 2004, as it would be anti-dilutive. Diluted income per share has not been presented for the three month period ended September 30, 2005, as it would be the same as the basic income per share, which is $0.00. The computation of net loss per share is reflected in the following schedule:

	Nine Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2004	Three Months Ended Sept. 30, 2005	Three Months Ended Sept. 30, 2004
Computation of Net Loss per Common Share
Net Income (Loss)	$(61,377)	$(685,226)	$9,006	$(191,421)

Total Weighted Average Number of Common Shares and Equivalents	7,392,949	6,676,079	7,401,593	6,802,457

Net Loss per Common Share	$(0.01)	$(0.10)	$0.00	$(0.03)

3. Issuance of Common Stock

During the third quarter of 2005, the Company agreed to issue 14,500 shares of common stock to outside legal counsel in exchange for services rendered during the third quarter in the amount of $24,750. The stock will be issued in November 2005.

4. Stock-Based Compensation

Stock Options and Warrants

On August 1, 2005, the Company granted a total of 425,000 stock options with a strike price of $1.96, the fair market value of the stock on the date of grant, to the Directors of the Company, pursuant to the Directors’ Stock Option Plan, which was approved by stockholders on July 23, 2004.

On August 24, 2005, the Company granted a total of 608,500 stock options with a strike price of $1.96, $0.08 above the fair market value of the stock on the date of grant, to officers and employees of the Company, pursuant to the Directors’ Stock Option Plan, which was approved by stockholders on July 23, 2004.

On August 24, 2005, the Company granted a total of 30,000 stock options with a strike price of $1.96, $.08 above the fair market value of the stock on the date of grant, to external consultants of the Company, pursuant to the Directors’ Stock Option Plan, which was approved by stockholders on July 23, 2004.

Fair Value Disclosures

For the nine months ended September 30, 2005, the following table reflects the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock options granted to employees, officers and directors:

	Nine Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2004	Three Months Ended Sept. 30, 2005	Three Months Ended Sept. 30, 2004
Net Income (Loss):
As reported	$(61,377)	$(685,226)	$9,006	$(191,421)
Add:
Compensation expense included in net income as reported	$13,860	$—	$13,860	$—
Deduct:
Compensation expense determined under fair-value based method for all awards	(534,643)	(692,067)	(510,639)	(579,490)

Pro forma	$(582,160)	$(1,377,293)	$(487,773)	$(770,911)

Loss Per Share:
Basic:
As reported	$(0.01)	$(0.10)	$0.00	$(0.03)

Pro forma	$(0.08)	$(0.21)	$(0.07)	$(0.11)

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in the nine months ended September 30, 2005 and 2004, respectively. The following assumptions were applied in determining the pro forma compensation cost:

	Nine Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2004	Three Months Ended Sept. 30, 2005	Three Months Ended Sept. 30, 2004
Risk Free Interest Rate	4.99%	4.49 - 4.99%	4.99%	4.49%

Expected Dividend Yield	—	—	—	—

Expected Option Life	1.25 years	1-1.25 years	1.25 years	1.25 years

Expected Stock Price Volatility	52 - 70%	74 - 84%	54%	74%

5. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No.123(R), “Share-Based Payment” (SFAS No. 123(R). This statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123 (R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such compensation be measured according to the grant-date fair value of stock options. SFAS 123 (R) will be effective for annual periods beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148 on a quarterly basis (see “Note 4 Stock Based Compensation”), and it is currently evaluating the impact this statement will have on its consolidated financial statements, the impact to the financial statements could be material in light of the recent awards of stock options and the applicable vesting schedules.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47), “Accounting for Conditional Asset Retirement Obligations”, an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position, cash flows and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3” SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.

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

BUSINESS

American Access Technologies, Inc. (the “Company”) develops and manufactures patented “zone cabling” and wireless enclosures that mount in ceilings, walls, raised floors, and custom furniture, for routing of telecommunications cabling, fiber optics and wireless solutions to the office desktop. The Company’s concept of zone cabling reduces costs for initial network installation and facilitates moves, adds, changes and upgrades for the network installations of today and tomorrow.

Omega Metals, Inc. (“Omega”), a wholly-owned subsidiary of the Company since 1998, was merged into the Company effective February 3, 2005 and will continue to operate as a separate division. Omega Metals is a precision sheet metal fabrication and assembly operation which not only manufactures our zone cabling and wireless products but also serves a diverse client base in excess of 300, including engineering, technology and electronics companies, mostly in the Southeast. Omega employs state-of-the-art metal fabrication and finishing techniques for public and private companies and for U.S. government contractors.

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

THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

Formed metal sales increased 36.1% ($1,044,623) over the nine months and 60.2% ($618,503) over the three months ended September 30, 2004 primarily due to new customers and the expanded services now available.

Zone cabling sales increased 14.3% ($295,237) over the nine months but decreased 20.4% ($182,856) over the three months ended September 30, 2004 due to the timing of project delivery schedules.

Total sales increased 27.0% ($1,339,860) over the nine months and 22.7% ($435,647) over the three months ended September 30, 2004.

We have always acknowledged that our zone cabling and wireless products have a longer sales cycle that depends on our products being incorporated into larger projects and, therefore, quarterly sales of these products are not consistent. This flux is evident in the fact that, despite the record third quarter sales, our zone and wireless sales actually decreased this quarter in a year-to-year comparison due to the timing of project delivery schedules. However, we anticipate that subsequent quarters will continue to reflect positive results from the relationships that our AATK sales efforts have nurtured with Original Equipment Manufacturers (“OEM”) and the relationships that the CPI sales force has developed for these products.

The overall increase in revenues for the nine months ended September 30, 2005 is the result of several factors:

•	an expansion of available services within Omega Metals due to the installation of the laser-cutting machine;

•	the growing customer base and its effect on sales;

•	the continued, solid execution of our overall internal sales and marketing plan;

•	the ongoing drive for increased production efficiencies.

•	and due to the adoption of industry standards by the TIA, an increasing visibility and acceptance of the zone cabling and wireless products spurred by the marketing capabilities of CPI, a significant distributor of the zone and wireless products.

For the nine months ended September 30, 2005, 21.4% of total sales and 57.1% of zone cabling sales are attributable to the Company’s marketing and manufacturing agreement with CPI. For the three months ended September 30, 2005, 16.9% of total sales and 56.1% of zone cabling sales are attributable to the agreement with CPI.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	% Change to Prior Year	2005	2004	% Change to Prior Year
Formed metal	$3,939,560	$2,894,937	36.1%	$1,645,439	$1,026,936	60.2%
Zone cabling	2,353,840	2,058,603	14.3%	712,264	895,120	-20.4%

Total	$6,293,400	$4,953,540	27.0%	$2,357,703	$1,922,056	22.7%

COSTS AND EXPENSES

Direct costs of $5,056,085 are those costs incurred by the Company to have its products manufactured and assembled, represent 80.3% of revenues for the nine months ended September 30, 2005 as compared with direct costs of $4,165,517 which represent 84.1% of revenues for the nine months ended September 30, 2004. Direct costs of $1,845,718 represent 78.3% of revenues for the three months ended September 30, 2005 as compared with direct costs of $1,629,761 which represent 84.8% of revenues for the three months ended September 30, 2004.

	Nine Months Ended September 30,				Three Months Ended September 30,
	2005	% of Revenue	2004	% of Revenue	2005	% of Revenue	2004	% of Revenue
Materials	$1,623,718	25.8%	$1,048,500	21.2%	$576,493	24.5%	$528,904	27.5%
Labor & Related Costs	2,202,673	35.0%	1,901,364	38.4%	784,610	33.3%	692,448	36.0%
Contracted Services	123,235	2.0%	226,767	4.6%	67,334	2.9%	49,029	2.6%
Supplies/Small Tools	223,262	3.5%	255,661	5.2%	100,485	4.3%	77,164	4.0%
Utilities	226,105	3.6%	157,704	3.2%	87,964	3.7%	58,958	3.1%
Shipping	169,398	2.7%	135,688	2.7%	73,950	3.1%	50,336	2.6%
Site Expenses/ Depreciation	409,988	6.5%	349,730	7.1%	134,664	5.7%	117,776	6.1%
Other	77,706	1.2%	90,103	1.8%	20,218	0.9%	55,146	2.9%

Total Cost of Sales	5,056,085	80.3%	4,165,517	84.1%	1,845,718	78.3%	1,629,761	84.8%

Gross Margin	$1,237,315	19.7%	$788,023	15.9%	$511,985	21.7%	$292,295	15.2%

The increase in materials as a percentage of the year-to-date cost of sales is due in part to a reallocation of processes from contracted services to work performed by the Company. Also impacting the cost of material is the increased cost of raw metal. Although the cost of cold rolled steel has decreased slightly this year (approximately 2%), our average purchase price of aluminum has increased approximately 12% between July and September. Since the primary component of our zone cabling and wireless products is aluminum, purchases of aluminum are approximately double that of purchases of steel. The effect of this increase is approximately $37,000 in additional costs which are offset by approximately $6,000 due to the decrease in the cost of steel.

The decrease in labor and related costs as a percentage of sales is primarily the result of the impact the robotic welder and the new laser-cutting machine is having on our production process. The increase in the cost of utilities is due to gases required by the laser-cutting machine. Other costs are comprised primarily of royalty fees and equipment maintenance.

The Company is continuing to analyze its production processes as it adds new machinery, continues its ongoing demand for efficiencies and focuses on a future of increasing sales.

The result of these efforts is a gross margin of 19.7% for the nine months ended September 30, 2005, a 3.8% improvement as compared with the gross margin of 15.9% for the nine months ended September 30, 2004. Gross margin for the three months ended September 30, 2005 is 21.7%, a 6.5% improvement as compared with the gross margin of 15.2% for the three months ended September 30, 2004.

Selling, General and Administrative expenses of $583,509 for the nine months ended September 30, 2005 decreased $118,247, decreasing 1.9% as a percent of sales, and 16.9% as compared to $701,756 for the nine months ended September 30, 2004. For the three months ended September 30, 2005, expenses of $241,906 increased $25,360, increasing 1.1% as a percent of sales, and 11.7% as compared to $216,546 for the three months ended September 30, 2004.

For the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004:

•	commission expense has increased approximately $37,000 as the company has experienced increased sales,

•	professional fees have decreased approximately $40,000,

•	amortization expense has decreased approximately $53,000 as the final expense related to the ultra-violet light product was recognized,

•	bad debt expense has decreased $7,000,

•	travel-related expenses have decreased approximately $22,000, and

•	office supplies expense has decreased approximately $9,000.

Compensation and related benefits expense of $723,792 increased $96,121 for the nine months ended September 30, 2005, increasing 1.5% as a percent of sales and 15.3% as compared to $627,671 for the nine months ended September 30, 2004. For the three months ended September 30, 2005, expenses of $249,999 increased $38,092, increasing 1.6% as a percent of sales and 18.0% as compared to $211,907 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, the increase is primarily the result of the supplementation of the staff in our sales and engineering departments.

Stock-based compensation expense of $43,010 decreased $75,565 (63.7%) for the nine months ended September 30, 2005, as compared to $118,575 for the nine months ended September 30, 2004. For the three months ended September 30, 2005, expenses were $13,860. For the three months ended September 30, 2004, there was no expense recognized. For the nine months ended September 30, 2005, stock compensation was provided to legal counsel in lieu of cash payment and options were distributed to outside consultants.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Selling, General & Administrative	$583,509	$701,756	-16.9%	$241,906	$216,546	11.7%
Compensation and related benefits	723,792	627,671	15.3%	249,999	211,907	18.0%
Stock based compensation	43,010	118,575	-63.7%	13,860	—	—

Total	$1,350,311	$1,448,002	-6.7%	$505,765	$428,453	18.0%

OVERALL RESULTS OF OPERATIONS

For the nine months ended September 30, 2005, we generated a net loss of $61,377 or $0.01 per share, as compared to the net loss of $685,226 or $0.10 per share over the comparative nine-month period in the prior year.

For the three months ended September 30, 2005, we generated a net income of $9,006 or $0.00 per share, as compared to the net loss of $191,421 or $0.03 per share over the comparative three-month period in the prior year.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Income (Loss) before other income	$(112,997)	$(659,979)	-83.0%	$6,220	$(136,158)	-104.6%

Net Income (Loss)	$(61,377)	$(685,226)	-91.0%	$9,006	$(191,421)	-104.7%

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities utilized cash of $91,150 and $475,968 during the nine months ended September 30, 2005 and September 30, 2004, respectively. Net cash consumed by operating activities consisted of net losses and increases in accounts receivable and inventories. The cash decrease is offset by a decrease in prepaid expense and other current assets and increases in depreciation, amortization, stock issued for services and accounts payable.

Net cash used by investing activities for the nine months ended September 30, 2005 was $465,584 as compared with a utilization of $130,462 for the nine months ended September 30, 2004. Proceeds from the sale of investments are offset by the purchase of the laser-cutting machine in 2005, which accounts for the majority of the use of cash for investments.

For the nine months ended September 30, 2005 the net cash provided by financing activities was $92,660 as compared with $533,551 for the nine months ended September 30, 2004. The Company received $92,660 from the exercise of stock options for the nine months ended September 30, 2005.

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

RISK FACTORS THAT COULD AFFECT FUTURE RESULTS

The Company and our business continues to be subject to a number of risk factors, including but not limited to the fluctuations in demand for our product line due to economic conditions, a history of operating losses, the need for additional funds, competition, and technological obsolescence. Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks contained in our Annual Report on Form 10-KSBA, our other Quarterly Reports on Form 10-QSB; and in our other filings with the Securities and Exchange Commission, including any subsequent reports filed on Forms 10-KSB, 10-KSBA, 10-QSB, A and 8-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

Economic weakness has affected the Company adversely in the past and the return of such weakness could adversely affect our revenue, gross margin and expenses in the future.

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

The exercise of our outstanding stock options could adversely affect our outstanding common stock. Our stock option plans are an important component of our compensation program for our employees and directors. As of September 30, 2005, we have issued and outstanding options to purchase approximately 5,300,000 shares of common stock with exercise prices ranging from $0.56 to $2.30 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future funding by the sale of equity. The exercise of such options may dilute the percentage ownership interest of our existing stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

ITEM 3. CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Company’s Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. As a result of a material weakness in internal control discussed in Form 10KSB-A, they concluded that the Company’s disclosure controls and procedures were not effective in achieving the objectives for which they were designed. We have undertaken remedial action to address and correct the weakness in our internal controls and disclosure controls identified. These actions include adopting an adequate review of the labor and overhead allocation calculation including performing a duplicate calculation.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this 10-QSB that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 28, 2005, the Company held its annual meeting of stockholders.

At the meeting:

John E. Presley, Erik Wiisanen, Joseph F. McGuire, Lamar Nash, Kenneth M. Cornell, Howard Kelley were elected by the votes indicated to the Board of Directors. All nominees received approximately 6,380,000 “yes” votes, 198,900 “no” votes, with zero “abstaining” or “withheld”.

Mr. Clark Schaffer was appointed as a director following the stockholders meeting.

The recommendation of Rachlin Cohen & Holtz LLP as the Company’s independent accountants for the year ending December 31, 2005 was ratified by a vote of approximately 6,364,400 “yes” votes, 90,900 “no” votes and 6,500 “abstaining” or “withheld”.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1	Summary of salary arrangement for named executive officer.*

31	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

*	Includes a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2005

AMERICAN ACCESS TECHNOLOGIES, INC.

By:	/s/ JOHN E. PRESLEY
John E. Presley
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOSEPH F. MCGUIRE
Joseph F. McGuire
Chief Financial Officer
Treasurer & Secretary
(Principal Financial Officer)