Form 10KSB
period 2005-12-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2006-03-31
CIK 1043186

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

The issuer’s revenues for the fiscal year ended December 31, 2005 were $8,416,610.

The number of shares outstanding of the issuer’s common stock as of March 30, 2006 was 7,435,200 shares. The aggregate market value of the common stock 7,113,698 shares held by non-affiliates, based on the closing price of the common stock on the Nasdaq Stock Market as of March 30, 2006 was $10,528,273. Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

American Access Technologies, Inc. (“the Company”, “American Access”, “our”, “us” or “we”) develops and manufactures patented “zone cabling” and wireless telecommunication enclosures. These enclosures mount in ceilings, walls, raised floors, and certain modular furniture to facilitate the routing of telecommunications network cabling, fiber optics and wireless solutions to the workspace environment. We believe that zone cabling is a superior approach for growing and open office configurations or wherever frequent moves, additions and changes of telecommunications services are a factor. Our enclosures provide state-of-the-art flexible cabling and wireless solutions in the high-speed communication networks found throughout office buildings, hospitals, schools, industrial complexes and government buildings. Our patented and revolutionary product allows users to route cables into specific areas, where they are needed in a streamlined, flexible, and cost effective fashion. With recent standards issued by the Telecommunications Industry Association (“TIA”), our products have gained acceptance by architects, consultants and engineers. Zone cabling greatly facilitates subsequent moves, adds, changes (“MACs”) and upgrades for the network installations of today and tomorrow.

In light of the ever-changing telecommunications demands, we continue to expand our proprietary line of products to address the growing need for a multitude of box sizes, cable configurations and flexible installation and access. We continue to seek additional private labeling agreements with manufacturers for which we can customize our products to their specifications, thus allowing them to serve as an Original Equipment Manufacturer (“OEM”). We can also custom-label our current products to suit the presentation needs of our OEMs. Many of our products are included in the catalog for government contracts and large private sector jobs with one of the nation’s top distributors of telecommunications systems products.

Omega Metals, Inc. (“Omega Metals”), a wholly-owned subsidiary of the Company since 1998, was merged into the Company effective February 3, 2005 and continues to operate as a separate division. Omega Metals is a precision sheet metal fabrication and assembly operation which manufactures our zone cabling and wireless products. Manufacturing services include precision stamping, bending, assembling, painting, powder coating and silk screening. Omega Metals serves a diverse client base including, but not limited to, engineering, technology and electronics companies, primarily in the Southeast. The utilization of our state-of-the-art laser cutter and our robotic welder has allowed Omega Metals to expand its services in the telecommunications and medical equipment industries.

The Company, including the Omega Metals division, operates from a 67,500 sq. ft. manufacturing facility situated on 8 1/2 acres of land which is owned by the Company.

On May 9, 2003 we entered into an agreement with Chatsworth Products, Inc. (“CPI”), Westlake Village, CA establishing a five-year strategic alliance for the manufacture and sales of zone cabling and wireless products developed by American Access. These products, all of which are currently manufactured by American Access, are co-branded with the names of both American Access and CPI and are exclusively sold and distributed by CPI. Under the agreement, American Access will continue to manufacture the products, however CPI will have manufacturing rights under certain circumstances. In connection with the alliance, CPI purchased 215,517 shares of American Access common stock in a private placement at $1.16 per share.

On January 11, 2002, the Company entered into an agreement, which was amended on October 1, 2002, for the Acquisition of Product Rights (“Agreement”) from Bill Sherer Corporation (“BSC”) and its principal, Bill Sherer. All rights, entitlements, logos, trademarks, goodwill and designs pursuant to the Northern Lights/Eclipse Ultraviolet Light Air Cleansing Systems (the “UV product”) were acquired by the Company in exchange for cash payments of $175,000 and forgiveness of approximately $133,000 in outstanding accounts receivables carried by the Company on BSC’s account. All costs relating to this acquisition have been fully amortized as of December 31, 2004. The UV product is a metal device, designed to be placed in a home air conditioning system, containing an ultraviolet light to kill germs and bacteria in indoor air. Our marketing strategy targets contractors and distributors who will supply the system to the homeowner for installation in the central air conditioning system. Our current strategy includes finding a company to acquire our UV product rights and assume the manufacture and distribution of the UV product.

HISTORY OF THE COMPANY

The Company was incorporated on October 21, 1996, under the laws of the State of Florida. We acquired Omega Metals in 1998 and merged it into the Company in 2005.

THE COMPANY’S BUSINESS

Businesses today strive to get and stay connected with faster and faster access to the Internet and more ways to communicate through computers, voice and video. The Company develops and manufactures telecommunications network infrastructure solutions to open office architecture to route high speed cabling, copper wiring and telecommunications network infrastructures and wireless solutions into and throughout office buildings, hospitals, convention centers, schools, hotels, entertainment and theme parks, government buildings, and industrial complexes. As the need increases for high-speed communication networks, the streamlined distribution of cables and wires that carry that information is also important. Called “zone cabling” because cables are routed into specific areas as needed, our enclosures conveniently house equipment in ceilings, raised floors, walls and certain modular furniture. This dedication to providing total and flexible cabling and wireless solutions places the Company at the forefront of the telecommunications zone cabling industry.

THE COMPANY’S ZONE CABLING PRODUCTS

Our zone cabling division capitalizes on the need for zone cabling solutions. Our enclosures provide efficiency and flexibility and are plenum-rated and Underwriter’s Laboratories approved as described in UL-2043.

In 1996, we consulted with some of the leading telecommunications specialists and engineers and all were in agreement. No one had developed a device that met all of the industry standards and could effectively and efficiently be used to house and route telecommunications cables and wiring. However, the thought was that such a device was essential to complete the Open Office Architecture design. Our research verified that no such enclosure existed. In fact, such research indicated that no one was even developing such a zone device.

We proceeded to design and manufacture several telecommunications enclosures capable of housing and distributing telecommunications wiring and cabling in buildings. We currently hold five United States patents and eight foreign patents for the related technology of our zone and wireless cabling enclosures which can mount in ceilings, walls, raised floors, and certain modular furniture. The ceiling unit fits into the suspended ceiling, providing easy access to the brain of the telecommunications system. Less cable is used and installation is easier and quicker, causing fewer disruptions and down time for office workers. The floor unit provides the same solution in a floor installation. In 2002, we developed our wall mount solution as well as designing a system that provides the same solution in certain modular furniture.

The enclosures can be used for almost all low voltage wiring systems including but not limited to voice, data, video, building controls, security, and fire/life/safety wiring systems. The enclosures are designed to accommodate all manufacturers’ equipment including various panels as well as fiber optic cables and wireless systems.

Product Application

The enclosure will reduce the amount of wire running from the workstation to the telecommunications closet. The wiring will now run from the workstation to our enclosure, which is readily accessible through the ceiling grid system, a raised floor panel, or through a panel in modular furniture. The enclosures are designed to accommodate either all the newly developed Open Office Architecture wiring equipment and distribution connections or the configurations for wireless access. We produce standard enclosures which can be mounted in any standard ceiling grid or raised floor system and are physically attached to the building structure to support the weight of the equipment installed within the enclosure. The equipment is conveniently accessed through a door that opens from below the ceiling or above the floor for easy maintenance, installations and changes. Additionally, we have a variety of non-standard sizes as we have the capability to customize an enclosure for specific needs as well as having designed a system compatible with modular office furniture, allowing systems to be reconfigured in an office environment as needed. The new equipment just plugs in, creating less down time and less loss of productivity. Cables are easily re-routed and reused; less cable is used, thereby reducing the cost of materials and labor and costs are reduced not only with the initial installation, but also for subsequent system revisions.

The enclosure makes more cost-effective use of telecommunications closets by reducing the mass of cables to be run throughout the building. Therefore, by reducing the size of a telecommunications closet or even eliminating it, building owners may have more leasable space.

Product Standards and Regulations

Markets for the Company’s zone cabling and wireless products encompass those entities which are required to meet governmental and industry standards during the execution of their services, such as the planning, design and installation of telecommunications systems not only for new construction but for certain refurbishments as well. In the U.S., our products must comply with various regulations established by the Federal Communications Commission and Underwriters Laboratories, as well as standards established by Bell Communications research and local building codes. The zone enclosure has been approved by Underwriters Laboratories for low voltage communications and meets or exceeds the national electrical code requirements when used with appropriate fire foam kits in association with cable access penetration models.

The Company maintains membership in trade organizations such as the TIA and Building Industrial Consulting Services International. The TIA sets telecommunications industry standards. We are represented on four of the TIA’s subcommittees to study zone cabling, thus participating in recommendations for future standards and guidelines for its use.

Zone cabling was originally endorsed under Telecommunications Systems Bulletin 75, by the American National Standards Institute, the Telephone Industry Association and the Electrical Industry Association. Bulletin 75 has been incorporated into TIA-568-B.1. Currently, the TIA sub-committees are studying TIA 569a and are making additional recommendations on zone cabling and related systems. In December 2004, the TIA issued a standard for Commercial Building Telecommunications Cabling Pathways and Spaces, TIA-569-B. The publication of the new standard gives official recognition to the concept and application of active zone enclosures, called “telecommunication enclosures”. Although American Access pioneered the development of such products and introduced its first active zone enclosure product in January 1997, this is the first official standard covering such products. American Access has confirmed that its zone enclosure products meet the new 569-B standard for performance and functionality.

Product Development

As the Company identifies the specific product needs of the telecommunications industry, products were developed to meet these needs. The products assist equipment manufacturers in marketing their own products.

The first development phase produced a low-voltage zone enclosure that mounts within the ceiling grid system. We then developed accessory equipment to permit cable penetrations and maintain fire rating.

During the next phase we developed an enclosure that serves as a termination, distribution or consolidation point within a raised floor data center.

We then expanded the ceiling grid enclosure product line to include a higher-voltage termination enclosure that mounts into the ceiling grid system to house active electronics, including computer hubs, routers and switches. This unit accommodates fiber optics as well as conventional copper wiring.

To further expand the functionality of our product, we designed an enclosure to fit inside selected modular office furniture.

In 2001, our wireless enclosure made its debut. Since we introduced it, the wireless enclosure has been the subject of repeat orders by a major network provider.

We continue to expand our line of proprietary products, offering different-sized units, wall mounts, wireless enclosures and customizing existing units for private label customers. However, there can be no assurance that any new products will be successfully developed or marketed.

During the latter part of this year, American Access has also begun to offer contract manufacturing services to our telecom partners. This service is the combination of manufacturing parts to print, managing the supply chain and utilizing the assembly and kitting skills that are already part of the zone cabling manufacturing program. Contract manufacturing services are sold to our OEM partners and are predominately those assemblies associated with our zone enclosures.

Intellectual Property

Currently, multiple patents have been issued for the related technology of our zone cabling enclosures:

U.S. Patent No. 5,911,611 issued June 15, 1999;

U.S. Patent No. 5,842,313 issued December 1, 1998;

U.S. Patent No. 6,112,483 issued September 5, 2000;

U.S. Patent No. 6,201,687 issued March 13, 2001;

Japanese Patent No. 534439-1998 issued July 24, 2001;

Chinese Patent No. ZL98002220.6 issued January 5, 2005;

Australian Patent No. 750298 issued October 31, 2002;

Canadian Patent No. 2,277,797 issued July 23, 2002;

Mexican Patent No. 205.0/021576 issued September 25, 2003;

German Patent No. DE 698,08,462 T2 issued July 10, 2003;

Austrian Patent No. E 225 575 issued December 3, 2002; and

Great Britain as European Patent No. 0953221 issued February 10, 2002.

In addition to the enclosure patents, U.S. Patent No. 6,201,687 for Modular Furniture Wall System and Method for Telecommunications Equipment and Wire Management In An Open Office Architecture was issued March 13, 2001.

OMEGA METALS

On November 12, 1998, the Company acquired all the outstanding common stock of Omega Metals, Inc., in exchange for 226,470 shares of the Company’s common stock.

Omega Metals, a division of American Access, is a precision sheet metal fabrication and assembly company which manufactures various products used in the telecommunications, electronics and medical industries. It is located in Northeast Florida midway between Jacksonville and Gainesville. Omega Metals was established in 1981, serving a diverse client base, including but not limited to engineering, technology and electronic companies, mostly in the Southeastern markets. Effective February 3, 2005, Omega Metals was merged into American Access Technology, Inc. and continues to function as a separate division.

The manufacturing process is assisted by a state-of-the-art computer control system and has developed all of its services and products by utilizing computer-assisted design drawings (“CADD”). Master copies of our products are safeguarded at the home office and certain copies are available to outsource firms. Manufacturing services include precision punching, forming, laser-cutting, assembling, painting, powder coating and silk screening. The recent installation of a robotic welder and a laser-cutting machine has significantly improved production efficiencies. Quality control at Omega Metals is based on the Department of Defense’s military standard MIL-1-45208A and the principles of ISO 9000. Inspection equipment is strictly maintained to assure consistent quality. Diversified facilities and equipment allow Omega Metals to handle a broad range of customer requirements. Strict attention to quality assures our customers of consistent production and conformity to their specific requirements.

Omega Metals markets its services through sales representatives who are independent contractors covering the Eastern United States. Omega Metals’ vice president of sales focuses directly in initiating and developing accounts.

SALES AND MARKETING

The telecommunications industry is beginning to promote zone cabling as a means to distribute fiber and short runs of enhanced copper. This cabling architecture provides the LAN broader band-width, increased speeds, and reduced costs associated with moves, adds, and changes.

On May 9, 2003 we entered into an agreement with CPI, Westlake Village, CA establishing a five-year strategic alliance for the manufacture and sales of zone cabling and wireless products developed by American Access. These products, which are currently manufactured by American Access, are co-branded with the names of both American Access and CPI and will be exclusively sold and distributed by CPI. Under the agreement, American Access will continue to manufacture the products but CPI will have manufacturing rights under certain circumstances. American Access currently manufactures all of such products. In connection with the alliance, CPI purchased 215,517 shares of American Access common stock in a private placement at $1.16 per share.

Our marketing plan envisions a distribution chain that includes forging relationships with and ultimately selling our products to:

•	Systems Providers - Original equipment manufacturers that buy and sell product and specify telecommunications systems to end-users. We have signed private label agreements with several manufacturers, for which we custom design products to their specifications, serving as an OEM, or label our standard and modified products to suit customers’ needs. Marketing through systems providers is similar to the tire manufacturer that broadens its sales success by selling tires to the automobile manufacturer for inclusion in the finished product. For us, being specified as part of a whole telecommunications system at the pre-design phase is an important part of our sales effort, so we focus on getting the word out to OEMs about the benefits of zone cabling;

•	Distributors that stock, sell and finance product and whole systems. We work with our distributors that employ a sales force to support and sell product through contractors. Working closely with distributors ensures that their sales efforts are successful because their sales personnel understand why zone cabling products are important to a network;

•	Contractors who install, test and guarantee the network systems they build for end-users. Contractors also work closely with the architects and Information Technology systems designers who need to know the benefits of zone cabling so it can be specified from the beginning of a project;

•	End-users that can specify the most cost-efficient system available to them will want to hear the zone cabling story from their architects, contractors, distributors or systems providers. Forging all of these relationships gives us the edge in educating potential buyers of our products.

As we build relationships on these four levels, the products we manufacture can be sold to systems providers and distributors, who in turn sell to contractors or directly to the end-user. Because our products are an integral part of a telecommunications network, we market them for inclusion in those networks, not as separate products. Our goal is to reach beyond the concept that our product is an alternative to traditional home run cabling and to make zone cabling the method of choice in the industry. We are accomplishing this goal by hiring independent contractors to manage sales and OEM accounts within designated territories. Currently, we utilize three independent sales agents who have years of experience and numerous contacts in the telecommunications systems sector. These representatives also cross sell other metal fabricating jobs for Omega Metals.

Additionally, Omega Metals utilizes geographically-based manufacturers’ representatives who are independent contractors to generate sheet metal fabrication sales. Omega Metals’ vice president of sales also calls on accounts and coordinates the sales efforts.

The Company uses several brochures to assist in marketing ranging from a one-page overview to an eight-page full color product and application brochure. We also maintain an Internet website for the casual visitor, the telecommunications expert or the investor. Additionally, the Internet website provides marketing support materials that can be downloaded and printed at individual locations throughout the world. All of these marketing/media materials provide company information, product information, engineering specifications, drawings, application for use, and features and benefits tailored to each individual market need. Questions and answers can be transmitted via e-mail feedback capability, query analysis for tracking of inquiries, lead generation for the distributors, and distribution of marketing materials to end-users not normally addressed by the individual distributors.

The Company also participates with its OEM partners in their corporate trade show booths and hospitality suites at which our zone cabling enclosures are displayed and marketed as a component of their product line. The Company also participates individually in select trade shows and distributors’ forums each year.

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

EMPLOYEES

As of March 31, 2006, we employ approximately 100 persons. The Company has satisfactory relations with its employees.

RISK FACTORS

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this document and in the information incorporated by reference into this document. Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-KSB, our Quarterly Reports on 10-QSB; and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), including any subsequent reports filed on Forms 10-KSB, 10-QSB and 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

GENERAL BUSINESS OPERATIONS AND FINANCIAL RISKS

Risks Related to our business:

We have had a history of operating losses.

We incurred net losses of approximately $196,000 in 2005, $986,000 in 2004, $842,000 in 2003, $967,000 in 2002, $1,441,000 in 2001 and $2,034,000 in 2000. Our expenses are currently greater than our revenues. Our ability to operate profitably depends on increasing our sales and achieving sufficient gross profit margins. We cannot assure you that we will operate profitably.

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

We have nine years of operating history with our zone cabling and wireless products, which makes your evaluation of our business difficult.

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

Sales of our zone cabling products depend upon the decision of prospective end users to undertake network cabling or wireless networking projects which incorporate our products. Such projects are affected by a variety of factors, including the following:

•	acceptance of the benefits of zone cabling over traditional home-run cabling;

•	general economic conditions; and

•	potential technological changes such as the growth of wireless networking in the office.

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

Until May 2003, our zone cabling and wireless product revenues were derived from our sales to a limited number of direct customers, most of which were OEM customers and stocking distributors. In May 2003, we established CPI as our distributor for all of our zone cabling and wireless products to customers other than OEM customers. Accordingly, we are dependent on the performance of CPI to maintain relationships with our existing customers, other than OEM customers, and establish new customers for our products. Our distribution agreement with CPI lasts until May 2008. If CPI is not successful in maintaining good relationships with our existing customers, other than OEM customers, and developing new customers for our products or experiences significant reduction, delay or cancellation of orders from any of these customers, our operating results could be materially and adversely affected. CPI purchased products representing approximately $1,813,000 or 21.5% and $1,595,000 or 23.7% of sales for the years ended December 31, 2005 and 2004, respectively.

Our failure to adequately protect our proprietary rights could adversely affect our ability to compete effectively.

We rely on a combination of patents, trademarks, non-disclosure agreements, invention assignment agreements and other security measures in order to establish and protect our proprietary rights. We have been issued five U.S. patents and eight foreign patents which are important to our current business. We can offer no assurance that the claims allowed within the patents will be sufficiently broad to protect our technology. In addition, we can offer no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will adequately protect the Company. There can be no assurance that the measures we have taken or may take in the future will prevent misappropriation of our technology or that others will not independently develop similar products, design around our proprietary or patented technology or duplicate our products.

Risks related to ownership of our common stock:

The exercise of our outstanding stock options could adversely affect our outstanding common stock.

Our stock option plans are an important component of our compensation program for our employees and directors. At December 31, 2005, we have 5,659,070 outstanding options to purchase shares of common stock with exercise prices ranging from $0.78 to $2.30 per share. The average weighted exercise price is $1.52. Of the total outstanding, 5,227,370 are options outstanding to employees and officers/directors. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future funding through the sale of equity. The exercise of such options will dilute the percentage ownership interest of our existing stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Furthermore, the holders of the outstanding options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. However, due to the wide range of exercise prices, the likelihood that all outstanding options are exercised all at one time is highly unlikely.

If the price of our stock goes below $1.00 for 30 consecutive trading days, our stock could be delisted from the Nasdaq Stock Market.

The Nasdaq Small Cap Market is now known as The Nasdaq Capital Market. Our stock is currently listed on the Nasdaq Capital Market. The Nasdaq Stock Market’s Marketplace Rules impose a minimum stock price of $1.00 per share for the continued listing of our stock. As of the date of this report, we are in compliance with all Nasdaq Capital Market listing requirements. If our stock price were to close below $1.00 for 30 consecutive trading days in the future we could be out of compliance and our stock would be subject to delisting if we did not achieve compliance within the 180-day cure period provided in the Nasdaq Marketplace Rules. If we are delisted our stock’s liquidity would suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock’s trading price. Delisting also makes it more difficult for us to issue additional shares in order to secure additional financing.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its corporate offices at 6670 Spring Lake Road, Keystone Heights, FL 32656. The corporate offices are located at our 67,500 sq. ft manufacturing facility which is situated on 8 1/2 acres of land owned by the Company in Northeast Florida, midway between Jacksonville and Gainesville.

ITEM 3. LEGAL PROCEEDINGS

On February 18, 2005, Florida’s 18th Judicial Circuit Court ruled in favor of American Access related to a 2001 Agreement and Plan of Merger to merge with Defense Technology, Inc., formerly known as “DataWorld Solutions, Inc.”, an unrelated entity. The Court ruled that American Access was justified in terminating the merger agreement and has initially awarded American Access damages including fees and costs incurred, the value of which remains to be determined, and therefore, no receivable has been recorded, in connection with the proposed merger and the resulting litigation.

On December 15, 2004, the Company filed seven suits in Small Claims Court in Clay County, Florida, related to a customer’s default on a $38,000 account receivable for the ultra-violet light product. The entire past due balance is reflected in the bad debt allowance. The customer, Enhance-It, Inc., subsequently responded by filing a counter-suit claiming breach of contract, negligence, fraud and misrepresentation. The suit will be heard in the United States District for the District of South Carolina, Beaufort Division. Management’s opinion regarding the outcome of this matter is that it is not possible at this time to predict with any certainty the outcome of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to security holders in the fourth quarter 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

The Company’s common stock trades on the NASDAQ Stock Market under the symbol “AATK”.

The following table sets forth quotations for the high and low closing prices for the Company’s common stock, as reported by NASDAQ, for the periods indicated below:

	High	Low	High	Low
	Year Ending December 31, 2005		Year Ending December 31, 2004
1st Quarter	$2.22	$1.25	$1.98	$1.25
2nd Quarter	$2.05	$1.36	$2.00	$1.15
3rd Quarter	$2.23	$1.78	$2.05	$1.52
4th Quarter	$2.04	$1.68	$2.50	$1.72

We have approximately 90 stockholders of record as of March 31, 2006 not including approximately 4,500 beneficial holders whose stock is held in street name. There are no contractual restrictions on our ability to pay dividends. No dividend has been declared or paid by the Company since inception. The Company does not currently anticipate that any dividends will be declared.

EQUITY COMPENSATION PLAN INFORMATION

The Company makes grants of options to purchase common stock of the Company individually and pursuant to its stock option plans. The Company has also used common stock and options to purchase common stock to pay consultants and advisors for services and to pay broker/dealers in connection with securities offerings. The following table summarizes information about outstanding equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,257,370	$1.49	1,493,100
Equity compensation plans not approved by security holders	401,700	$1.91	—
Total	5,659,070	$1.52	1,493,100

(1)	Consists of options to purchase common stock pursuant to the Company’s Employee and Director Incentive Stock Option Plans and other shareholder-approved arrangements.

The Company has issued options to individuals and companies for services provided to the Company. Such options enable the holder to purchase common stock at a specified price and for a specified term, after which the option expires and may no longer be exercised. Reference is hereby made to Note 12 to the consolidated financial statements filed herewith for further information.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note on forward-looking statements: This Annual Report on Form 10-KSB (“Report”) may be deemed to contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the SEC, reports to the Company’s stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks set forth herein, each of which could adversely affect the Company’s business and the accuracy of the forward-looking statements contained herein.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2005, that are made a part of this annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (“SPE”s), nor do we have any “variable interest entities” (“VIE”s), as defined by FN 46(R).

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123-R, a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123-R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This Statement becomes effective the beginning of the first interim or annual reporting period that begins after December 15, 2005. At this time, the Company has not yet determined a course of action, or, therefore, the financial effect of that decision, with regard to the issuance of options during 2006.

Inventory Valuation

Inventories are stated at the lower of cost or market, with cost determined using an average cost method. Inventory costs for finished goods and work-in-process include direct material, direct labor, production overhead, and outside services. Production overhead, including indirect labor, is allocated to finished goods and work-in-progress based on material consumption which is an estimate that could be subject to change in the near term.

RESULTS OF OPERATIONS

REVENUES

Total revenues increased approximately $1,676,000 (24.8%) in 2005.

The zone cabling division increased its revenues approximately $331,000 (12.0%). Sales to CPI increased approximately $218,000 (13.7%) over 2004’s sales and contributes 65.9% of the total increase in zone cabling revenue and 58.6% of all zone cabling revenue. The remainder of the sales increase is attributable primarily to two OEM accounts.

The Omega Metals division increased its revenues approximately $1,345,000 (33.8%). Omega Metals experienced increased sales with several long-term customers while successfully attracting additional new business.

Pricing for our OEM relationships is reviewed and updated annually to take into account such changes as market demand and economic factors affecting costs. Omega Metals is not limited to annual pricing reviews and revises its pricing accordingly.

	2005	% Revenue	2004	% Revenue
Formed metal	$5,323,268	63.2%	$3,978,308	59.0%
Zone cabling	3,093,342	36.8%	2,762,029	41.0%

Total	$8,416,610	100.0%	$6,740,337	100.0%

COSTS AND EXPENSES

Cost of sales represents expenses incurred by the Company to have its products manufactured, assembled and delivered. These costs represent 80.6% of revenues for the year 2005 and 86.5% of revenues for the year 2004. Our average cost of aluminum, cold rolled steel and stainless steel purchases increased 17%, 27% and 83%, respectively, over the average of our 2004’s costs. Increased mechanized processing with the laser and the robotic welder has allowed the Company to increase sales with a minimal increase in head count. However, labor and related costs decreased primarily due to allocations to Finished Goods and Work in Process, which doubled in relation to the prior year. Materials requisition processes were improved to reduce not only the processing time involved but also the number of deliveries. However, equipment and building maintenance and insurance premiums increased, as did depreciation expense due the addition of the laser-cutting machine.

	2005	% Revenue	2004	% Revenue	% Change
Materials	$2,233,895	26.5%	$1,574,219	23.4%	3.2%
Labor & Related Costs	2,737,740	32.5%	2,726,346	40.4%	-7.9%
Contracted Services	185,391	2.2%	261,776	3.9%	-1.7%
Supplies/Small Tools	361,951	4.3%	263,796	3.9%	0.4%
Utilities	337,904	4.0%	234,423	3.5%	0.5%
Shipping	247,453	2.9%	208,803	3.1%	-0.2%
Site Expenses/Depreciation	650,828	7.7%	535,138	7.9%	-0.2%
Other	26,864	0.3%	24,952	0.4%	-0.1%

Total Cost of Sales	$6,782,026	80.6%	$5,829,453	86.5%	-5.9%

Gross Margin	$1,634,584	19.4%	$910,884	13.5%	5.9%

Selling, general and administrative costs represent 9.6% of revenues for the year 2005 and 13.0% for the year 2004. The $69,000 decrease in expense is due to a decrease of approximately $70,000 in amortization expense, $96,000 professional and legal costs, a decrease of $27,000 in travel and entertainment expenses and a net decrease of other general and administrative expenses of $2,000. These decreases are offset primarily by an increase of $55,000 for commission expense due to increased sales, $30,000 due to accounting fees in relation to a restatement of the 2004 10-KSB, $18,000 of patent expenses, $13,000 related to our bad debt allowance, $5,000 in advertising expense and $5,000 for insurance.

Compensation and related benefits represent 12.1% of revenues for the year 2005 and 12.7% for the year 2004. Although the expense as a percentage of revenues decreased, the overall cost increased due to staff supplementation in our Sales and Engineering departments, vacation accruals and health insurance premium costs. Stock-based compensation of approximately $68,000 represents 0.8% of sales for the year 2005 as compared to $144,000, or 2.1% of sales for the year 2004. Stock-based compensation represents fees for services rendered by outside counsel and the expensing of options to outside consultants. The 2004 expense of $144,000 also represents fees for services rendered by outside counsel and the expensing of options to outside consultants but also includes approximately $55,000 to settle certain legal claims.

Costs and Expenses:	2005	% Revenue	2004	% Revenue	% Change
Cost of sales	$6,782,026	80.6%	$5,829,453	86.5%	-5.9%
Selling, general and administrative	810,298	9.6%	878,948	13.0%	-3.4%
Compensation and related benefits	1,022,103	12.1%	857,732	12.7%	-0.6%
Stock-based compensation	67,760	0.8%	143,775	2.1%	-1.3%

	$8,682,187	103.2%	$7,709,908	114.4%	-11.2%

The $704,000 improvement in Loss Before Other Income is primarily the result of an increase of approximately 25% in sales combined with approximately a 6% improvement in gross margin. Reduced costs of selling, general, administrative expense and stock-based compensation of $69,000 and $76,000, respectively, are offset by an increase of $164,000 in compensation and related benefits expense. These factors, in conjunction with a positive net effect of $86,000 for other income and expenses, culminate in a net loss of $196,000 for 2005, which is an improvement of $790,000 as compared to a loss of $986,000 for 2004.

	2005	% Revenue	2004	% Revenue	% Change
Loss Before Other Income/Expense	$(265,577)	-3.2%	$(969,571)	-14.4%	27.4%

Net Loss	$(196,072)	-2.3%	$(985,566)	-14.6%	19.9%

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provided cash of $74,795 during the year ended December 31, 2005 compared to utilization of $363,469 in 2004. Net cash consumed by operating activities consisted of net losses, a decrease in realized and unrealized gains on investments and increases in accounts receivable, inventories, accounts payable and accrued expenses. The cash decrease is offset by increases in depreciation, amortization, options and stock issued for services, allowances for obsolete inventory and bad debt in conjunction with a decrease in prepaid expense and other current assets.

Net cash used by investing activities for the year ended December 31, 2005 was $513,524 compared to a utilization of $266,283 in 2004. The purchase of fixed assets, primarily the laser-cutting machine, are offset by proceeds from the sale of investments.

Net cash provided by financing activities was $92,660 for the year ended December 31, 2005 compared to a provision of $1,305,825 in 2004. Cash provided during 2005 was the result of the exercise of stock options on December 30, 2004 from which $92,660 was received in January 2005. During 2004, $1,043,450 was received as the result of the selling of stock to CPI and for the capital raise for the laser-cutting machine. The exercise of stock options provided $262,375 during 2004.

Our operating and capital requirements in connection with operations have been and will continue to be significant. Based on our current plans, we anticipate that revenues earned from product sales will be the primary source of funds for operating activities. In addition to existing cash and cash equivalents, we may rely on bank borrowing, if available, or sales of securities to meet the basic capital and liquidity needs for the next 12 months. Additional capital may be sought to fund the expansion of our product line and marketing efforts, which may also include bank borrowing, a private placement of securities or the potential exercise of existing options. However, we have no agreements for funding at this time and there can be no assurance that funding will be available if we require it.

In December 2003, we announced an agreement with an institutional investor to purchase 365,286 shares of our common stock pursuant to a Private Investment Public Equity (“PIPE”) for $370,000, an average price of $1.01 per share. The purchase price of the shares approximated the average closing price of the stock for the 30 trading days prior to the initial close. The closing of the initial installment of 143,000 shares for $130,000 was completed December 4, 2003. On February 6, 2004, the final installment for 222,286 shares was completed and $240,000 was collected. The closing on the balance of the agreement took place after a registration statement covering the resale of the shares by the investor was declared effective by the SEC. The sale was arranged directly between the Company and the investor and no sales commission was paid or options issued in connection with the private placement. We believe this investment reflects the growing confidence of investors in American Access, our management and overall business strategy. The proceeds from this private placement will enable our Company to continue to fund our manufacturing expansion, increase working capital and fund general corporate purposes. The Company recognized a decrease in equity of $49,750 for consulting and legal fees related to this transaction.

On both February 3, 2004 and May 4, 2004, the Company received $50,000 from CPI to finalize the purchase of stock related to the strategic alliance formed in May 2003.

During 2004, 371,500 options were exercised to purchase the Company’s common stock. Options were exercised by employees and commissioned salesmen at strike prices ranging from $0.78 to $1.53 and the Company collected $355,035.

On October 12, 2004, the Company sold 407,136 shares of common stock to four institutional investors in a private placement transaction for gross proceeds of $753,200, at a price of $1.85 per share. The purchase price of the shares approximated the average closing price of the common stock over the 15-day period prior to the execution of the contract. Under the terms of the transaction, the investors received options to purchase an additional 150,000 common shares, exercisable at $2.30 per share for a period of five years and the registered broker dealer firm which acted as the placement agent in connection with the purchase of such shares and options by two of the investors received options to purchase 6,700 common shares, exercisable at $2.30 per share for a period of five years. We earmarked the proceeds of this funding to purchase laser-cutting equipment. That equipment has been delivered and installed as of March 2005. The Company recognized a decrease in equity of $49,750 for consulting and legal fees related to this transaction.

ITEM 7. FINANCIAL STATEMENTS

See the Company’s financial statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 8, 2005, the Company’s Audit Committee dismissed Rachlin Cohen & Holtz LLP (“Rachlin”) as the Company’s independent registered public accounting firm.

The reports of Rachlin on the financial statements of the Company as of and for the years ended December 31, 2004 and December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle; except that their reports on the Company’s financial statements as of and for each of the years ended December 31, 2004 and 2003 were modified to include an emphasis paragraph that notes that the Company is subject to certain risks and other matters.

During the fiscal years ended December 31, 2004 and 2003 and through December 8, 2005, there were no disagreements with Rachlin on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Rachlin, would have caused Rachlin to make reference thereto in its report on the Company’s financial statements for such years.

As described under Item 3 of the Company’s Form 10 QSB for the quarter ended September 30, 2005 (filed on November 15, 2005), Item 3 of the Company’s Form 10 QSB for the quarter ended June 30, 2005 (filed on August 15, 2005) and Item 8A of the Company’s Form 10 KSB/A for the year ended December 31, 2004 (filed on August 15, 2005), Rachlin advised the Company and the Company disclosed that it had a material weakness resulting from a deficiency in internal controls over the valuation and reporting of inventory, which resulted in a restatement of the Company’s December 31, 2004 financial statements.

A letter from Rachlin indicating its agreement with the above disclosures was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed December 14, 2005.

The Company engaged Tedder, James, Worden & Associates, P.A. (“Tedder”) on December 14, 2005 as its new independent registered public accounting firm for its fiscal year December 31, 2005. During the two most recent fiscal years and the subsequent interim period to December 14, 2005, the Company did not consult with Tedder regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the material weakness in internal control over financial reporting discussed below, our management, including our CEO and CFO, concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting.

As of December 31, 2004, the Company had a deficiency in internal controls over the valuation of inventory. Specifically, an effective review of the labor and overhead allocation calculation was not performed. As a result of the ineffective review, an error in the year-end 2004 calculation was not detected prior to the issuance of the annual 2004 consolidated financial statements. This control deficiency resulted in the restatement of our annual 2004 consolidated financial statements. Management has concluded that this control deficiency constitutes a material weakness.

As a result, we have undertaken remedial action to address and correct the weakness in our internal controls and disclosure controls identified subsequent to the end of 2004. These actions include adopting a more comprehensive review of the labor and overhead allocation calculation including performing a duplicate calculation. These procedures were put in place during the quarter beginning October 1, 2005.

Changes in Internal Control over Financial Reporting.

With the exception of the material weakness note above, there were no other changes in our internal control over financial reporting during 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, executive officers, and key employees of the Company are as follows:

Name	Age	Position
John E. Presley	66	Director, President/CEO
Joseph F. McGuire	47	Director, CFO/Sec/Treasurer
Erik Wiisanen	62	Director, VP –Sales and Marketing, Omega Metals
Ken Cornell	37	Independent Director
Lamar Nash	59	Independent Director
Howard W. Kelley	63	Independent Director
Clark Schaffer	48	Independent Director
Tim Adams	55	VP - Sales and Marketing

JOHN E. PRESLEY has been a Director of the Company since November 1998, and President and CEO since April 12, 1999. Mr. Presley is a graduate registered professional Engineer. He graduated from the University of Florida in January of 1961 with a BSME, and attended a number of colleges for graduate work. He worked in many industries as an engineer and manager before founding Omega Metals in 1981. Omega Metals became a wholly-owned subsidiary of the Company in November 1998 and was merged into the Company in February 2005.

JOSEPH F. MCGUIRE was appointed Chief Financial Officer and a Director on June 29, 2000. He has 17 years CFO experience, and is a CPA. From 1998 until June 2000, he was Chief Financial Officer for Hirst Investment Management, Inc.; from 1997 to 1998, CFO for MHR Fund Management; from 1995 to 1997, CFO for the Common Fund; from 1994 to 1995, CFO for Link Strategic Investors; and from 1989 to 1995, CFO for John Henry & Co., Inc. Prior to 1989, he held management positions with Dean Witter Reynolds, Paine Webber, Inc., and Price Waterhouse. He is a 1980 graduate of the University of Notre Dame.

ERIK WIISANEN, Vice President-Sales and Marketing of Omega Metals, was elected a Director in December 1999. He graduated from Cornell University in 1965. He worked in Banking as a Vice President of Barnett Bank until 1970 and was a representative for shipping interests until he helped found Omega Metals in 1981. He was co-founder and President of the Board of Directors for a private kindergarten. He has been vice president in charge of sales and marketing for Omega Metals since 1981.

KEN CORNELL became a member of the Board of Directors and Chairman of the Board’s Audit Committee in April 2004. He attended the University of Florida’s Fisher School of Accounting Master’s Program and graduated in 1991. His previous employment experience includes working in the audit division of Ernst & Young in Atlanta, Georgia, where he serviced primarily small public and private entrepreneurial companies as well as some larger Fortune 500 companies. He served as the Chief Financial Officer of Log On America, a publicly held internet/telecommunications company from 1999 to 2002. While there, he was responsible for all internal and external financial reporting, due diligence reviews for various acquisitions, and establishment of internal controls and financial processes used to evaluate the various products and services offered by the company. He founded CornellCFO in 1997. CornellCFO has assisted companies in the high technology arena with financing, strategic alliances, merger and acquisition, and various turnaround services since 1997. He holds his CPA license in Florida and is a member of the American Institute of Certified Public Accountants (AICPA).

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

HOWARD W. KELLEY became a member of the Board of Directors and its Corporate Governance and Nominating Committee and the Audit Committee in May 2005. Mr. Kelley is President of Jacksonville-based Sally Corporation, one of the oldest and largest designers and fabricators of animation robotics and dark rides used internationally in theme parks, museums, and attractions. Sally Corporation has affiliates in Australia, the United Kingdom, Spain, Japan, Korea, India, and the United Arab Emirates. Before joining Sally in 1985, Mr. Kelley spent over 25 years in broadcasting, including ten years in television management as a news director and later as Vice President and General Manager of Channel 12 WTLV, the NBC affiliate in Jacksonville, FL. Prior to this executive position he was a reporter, assignment editor, news producer and anchor, and has won a number of awards for broadcast journalism. Mr. Kelley is currently a member of the board of Environmental Tectonics Corporation (AMEX: ETC), a Philadelphia-based international engineering and manufacturer of aero-medical, safety training simulation, sterilizers and hyperbaric chambers. A Jacksonville native, Mr. Kelley received his undergraduate degree in broadcasting from the University of Florida. He is a PMD graduate of the Harvard Business School and the Japanese International School of Business Studies.

CLARK SCHAFFER became a member of the Board of Directors in August 2005. He attended the University of North Florida and graduated with a BBA in Accounting in 1982. Clark’s previous employment history includes two years of audit for Smoak, Davis, and Nixon, CPA’s in Jacksonville, Florida. He followed that as a sole practitioner in St. Augustine for fifteen years where he served small to medium sized businesses. In the late nineties, Mr. Schaffer left public accounting to pursue financial positions in the private sector where he served as Controller for a privately held company and as Director of Finance, then CFO, of Balfour Beatty Rail, a division of a $5B multi-national public company. In 2004 he resigned to start three new companies, Books on Time Technology (a CPA firm) serving small businesses, CFOTrend (a technology consultancy) serving medium to large corporations, and Schaffer Consulting (CFO services). Clark has held his CPA license in the State of Florida since 1987.

TIM ADAMS was named Vice President - Sales and Marketing effective January 1, 2005. He is responsible for directing sales and marketing for both the patented zone cabling/wireless division and the contract manufacturing division of the Company. He brings over thirty years of experience in sales, marketing, engineering and manufacturing to American Access. From 1991 to 2004 he was with Metcam, Inc., where he was director of sales, increasing sales fivefold and diversifying their products into additional markets. Prior to Metcam, he spent over three years at Belcan Corporation and over three years at Canron Industries, Inc., where he led successful sales and marketing campaigns. Prior to that, he was involved in product development and in manufacturing. He earned an M.B.A. from Xavier University and received his Bachelor of Science degree in industrial engineering from Purdue University.

Our directors are elected for a one-year term at our annual shareholders’ meeting. Vacancies may be filled by the Board of Directors until the next annual meeting.

John E. Presley, President and Director, is the brother-in-law of Erik Wiisanen, Vice President of Marketing for Omega Metals and a Director of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than 10% shareholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of Forms 3, 4 and 5 received by the Company, or written representations from certain reporting persons, the Company believes, during the fiscal year ended December 31, 2005, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were satisfied.

Director Independence

The Board has determined that Directors Ken Cornell, Lamar Nash, Howard W. Kelley and Clark Schaffer are independent within the Nasdaq Stock Market’s director independence standards.

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

Audit Committee Approval of Auditor

After careful review, the audit committee accepted the Tedder, James and Worden and Associates, PA proposal for the 2005 audit and elected to retain their services.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (1)

The following table summarizes compensation paid to the Company’s president/chief executive officer in 2005 and other officers who earned $100,000 or more in 2005 (“named executive officers”) as well as their compensation in 2004 and 2003.

Name and Position	Year	Total Income		Bonus		All other Compensation (2)		Long term compensation- Number of securities underlying options (3)
John E. Presley, President/CEO	2005 2004 2003	$ $ $	175,000 175,000 175,000		— — —	$	— — 111,980	155,000 190,000 130,000
Erik Wiisanen Vice President Omega Metals	2005 2004 2003	$ $ $	125,000 125,000 125,000		— — —	$	— — 94,187	155,000 180,000 130,000
Joseph F. McGuire Chief Fin’l Officer	2005 2004 2003	$ $ $	127,500 120,000 120,000	$	— — 10,000		— — —	155,000 190,000 130,000

(1)	The columns for “Other Annual Compensation”, “Restricted Stock Awards” and “LTP Payouts” have been omitted because there is no such compensation to be reported.
(2)	Represents compensation from cancellation of debt and interest due from these officers.
(3)	Represents options to acquire shares of common stock granted to such named executive officers.

EXECUTIVE EMPLOYMENT CONTRACTS

The named executive officers set forth in the Summary Compensation Table are “at will” employees and do not have written employment agreements. The compensation committee has established the current base annual salaries of the named executive officers as follows:

John E. Presley	$175,000
Erik Wiisanen	$125,000
Joseph F. McGuire	$127,500

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

OPTIONS GRANTS IN LAST FISCAL YEAR

(Individual Grants)

The following information sets forth the individual grants of stock options to the Company’s named executive officers in the above table in the fiscal year ended December 31, 2005. No stock appreciation rights were granted during 2005.

Name	Number of Securities Underlying Options Granted		% of Total Options Granted Employees in Fiscal Year (5)	Exercise Price		Expiration Date
John E. Presley	55,000 100,000	(1) (2)	17.11%	$ $	1.96 1.96	August 1, 2010 August 24, 2010
Erik Wiisanen	55,000 100,000	(1) (2)	17.11%	$ $	1.96 1.96	August 1, 2010 August 24, 2010
Joseph F. McGuire	55,000 100,000	(1) (2)	17.11%	$ $	1.96 1.96	August 1, 2010 August 24, 2010

(1)	Options issued under the 2004 Director Stock Option Plan.
(2)	Options issued under the 2004 Employee Stock Incentive Plan.
(3)	Percentages are based on a total of 906,000 options granted to employees in 2005.

CHANGE OF CONTROL PROVISIONS

The options granted by the Company have various vesting requirements, definitions, termination clauses and any options granted and then outstanding shall become immediately exercisable in full in the event the optionee’s employment with the Company is terminated by the Company subsequent to the consummation of a tender offer or exchange offer made by any “person” within the meaning of Section 14(d) of the 1934 Act or subsequent to a Change in Control, as defined. Options may terminate before their expiration dates if the optionee’s status as an employee, director or a consultant is terminated or upon the optionee’s death or disability.

AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR AND FY-END OPTIONS VALUES

The following table sets forth the number of stock options exercised by the named executive officers in the Summary Compensation table during the last completed fiscal year. No options were exercised in such year. The stock price of the Company was $1.82 at December 30, 2005. There were no stock-appreciation rights held or exercised by the named executive officers.

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End (1)	Value of Unexercised In-The-Money Options At FY-End (1)
John E. Presley	—0—	—0—	1,461,019	$715,734
Erik Wiisanen	—0—	—0—	1,441,018	$703,533
Joseph F. McGuire	—0—	—0—	978,333	$510,733

(1)	All of such options are exercisable in full as of December 31, 2005.

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

The grants of options to Directors in 2005 are as follows. The amounts to Messrs. Presley, Wiisanen and McGuire are also included in the Summary Compensation Table above.

Name	Number of Securities Underlying Options/SARs Granted	Exercise Price		Expiration Date
John E. Presley, President/CEO	55,000		$1.96	August 1, 2010
Erik Wiisanen Vice President Omega Metals	55,000		$1.96	August 1, 2010
Joseph F. McGuire Chief Fin’l Officer	55,000		$1.96	August 1, 2010
Ken Cornell Independent Director	80,000		$1.96	August 1, 2010
Lamar Nash Independent Director	70,000		$1.96	August 1, 2010
Howard W. Kelley Independent Director	10,500 70,000	$ $	1.67 1.96	May 25, 2010 August 1, 2010
Clark Schaffer Independent Director	50,000		$1.96	August 1, 2010

The options granted by the Company have various vesting requirements, definitions, termination clauses and any options granted and then outstanding shall become immediately exercisable in full in the event the optionee’s employment with the Company is terminated by the Company subsequent to the consummation of a tender offer or exchange offer made by any “person” within the meaning of Section 14(d) of the 1934 Act or subsequent to a Change in Control, as defined. Options may terminate before their expiration dates if the optionee’s status as an employee, director or a consultant is terminated or upon the optionee’s death or disability.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2005, the beneficial ownership of the Company’s common stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company’s Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group.

Name and Address of Shareholder	Number of Shares		Percent of Class
John E. Presley 6689 Shands Road Keystone Heights, Florida 32656	1,642,254	(1)(2)	18.36%

Erik Wiisanen 6689 Shands Road Keystone Heights, Florida 32656	1,622,253	(1)(2)	18.17%

Joseph F. McGuire 6670 Spring Lake Road Keystone Heights, Florida 32656	995,333	(1)	11.86%

Ken Cornell 3064 SW 92nd Street Gainesville, FL 36208	150,000	(1)	1.98%

Lamar Nash 319 Oak Meadow Drive Woodstock, GA 30188	245,000	(1)	3.20%

Howard W. Kelley 319 Oak Meadow Drive Woodstock, GA 30188	80,600	(1)	1.08%

Clark Schaffer 309 Magnolia Street Atlantic Beach, FL 32233	50,000	(1)	0.67%

All directors and officers as a group (8 persons)	4,773,340		39.52%

Based upon 7,417,160 shares outstanding on December 31, 2005.

(1)	Includes options to purchase common stock which are exercisable as of December 31, 2005 as set forth in the following table:

NAME	$2.25 Options	$1.96 Options	$1.75 Options	$1.67 Options	$1.53 Options	$1.13 Options	$1.00 Options	$0.78 Options	Total
John E. Presley	332,685	155,000	*	*	190,000	130,000	493,334	160,000	1,461,019
Erik Wiisanen	332,685	155,000	*	*	180,000	130,000	488,333	155,000	1,441,018
Joseph F. McGuire	100,000	155,000	*	*	190,000	130,000	243,333	160,000	978,333
Ken Cornell	*	70,000	*	*	80,000	*	*	*	150,000
Lamar Nash	*	70,000	25,000	*	90,000	30,000	*	30,000	245,000
Howard W. Kelley	*	70,000	*	10,500	*	*	*	*	80,500
Clark Schaffer	*	50,000	*	*	*	*	*	*	50,000

(2)	Includes 68,000 shares owned by the Company’s Profit Sharing Plan. Messrs. Presley and Wiisanen exercise shared voting and investment power with respect to such shares. The Company terminated its 401(k) Profit Sharing Plan (“Plan”) effective March 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All related party transactions are required to be reviewed and approved by an independent body of the Board of Directors composed solely of independent directors as defined in Nasdaq Rule 4350(d)(2)(A).

ITEM 13. EXHIBITS

(a)	Exhibits

See exhibits index immediately following the signature page. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request to Joseph F. McGuire, American Access Technologies, Inc., 6670 Spring Lake Road, Keystone Heights, FL 32656.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rachlin Cohen & Holtz LLP (“Rachlin”) has audited the Company’s 2004 financial statements. Tedder, James, Worden and Associates, PA audited the 2005 financial statements.

Fees related to services performed by Rachlin in 2005 and 2004 were as follows:

	2005	2004
Audit Fees (1)	$77,633	$69,609
Audit-Related Fees (2)	38,450	-0-
Tax Fees (3)	5,000	4,915
All Other Fees (4)	14,268	-0-

Total	$135,351	$74,524

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Audit –related fees represent fees for professional services provided in connection with the restatement of the 2004 10-KSB.
(3)	Tax fees principally included tax advice, tax planning and tax return preparation.
(4)	Other fees represent fees for professional services provided in connection with the annual shareholders’ meeting, transition-related costs and review of various SEC filing documents.

The Audit Committee, comprised of Ken Cornell (Chairman), Lamar Nash and Howard W. Kelley, has reviewed and discussed with the Company’s management, Rachlin Cohen & Holtz LLP and Tedder, James, Worden and Associates, PA the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-KSB for the Company’s 2005 fiscal year. The Audit Committee has also discussed with Tedder, James, Worden and Associates, PA the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Tedder, James, Worden and Associates, PA required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Tedder, James, Worden and Associates, PA its independence from the Company.

The Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-KSB for its 2005 fiscal year for filing with the SEC.

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

The Audit Committee pre-approved all of Rachlin’s fees described above as well as approving Tedder’s anticipated fees for 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ACCESS TECHNOLOGIES, INC.

By	/s/ John E. Presley
John E. Presley
President/Chief Executive Officer

Date:	March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John E. Presley John E. Presley	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/s/ Joseph F. McGuire Joseph F. McGuire	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	March 31, 2006

/s/ Erik Wiisanen Erik Wiisanen	Vice President Omega Metals and Director	March 31, 2006

/s/ Ken Cornell Ken Cornell	Independent Director	March 31, 2006

/s/ Lamar Nash Lamar Nash	Independent Director	March 31, 2006

/s/ Howard W. Kelley Howard W. Kelley	Independent Director	March 31, 2006

/s/ Clark Schaffer Clark Schaffer	Independent Director	March 31, 2006

EXHIBIT INDEX

•	3(a) Amended and Restated Articles of Incorporation of the Registrant (Incorporated by Reference to Exhibit 3(a) to Amendment No. 1 to Registrant’s Registration Statement of Form SB-2 – File No. 333-43589.)

•	3(b) Bylaws of the Registrant (Incorporated by Reference to Exhibit 3(b) to Amendment No. 1 to Registrant’s Registration Statement of Form SB-2 - File No. 333-43589.)

•	3(c) Articles of Amendment to Articles of Incorporation (Incorporated by Reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10Q-SB for quarter ended September 30, 1998.)

•	3(d) Form of Stock Purchase Warrant expiring October 14, 2003 (Incorporated by Reference to Exhibit 3(f) to Amendment No. 1 to Registrant’s Registration Statement on Form SB-2A File No. 333-68791.

•	10.1 Consulting Agreement dated August 28, 1997 between Registrant and Steve R. Jones. (Incorporated by Reference to Exhibit 8.6 to Amendment 1 to Registrant’s Registration Statement of Form SB-2 – File No. 333-43589.)

•	10.2 Employee 2000 Stock Option Plan. (Incorporated by Reference to Exhibit 8.16 to Registrant’s Form 10K-SB as filed April 20, 2000.)*

•	10.3 Directors 2000 Stock Option Plan. (Incorporated by Reference to Exhibit 8.17 to Form 10K-SB as filed April 20, 2000.)*

•	10.4 Promissory note executed by director and officer-employee Erik Wiisanen. (Incorporated by reference to Exhibit 8.11 to Registrant’s Form 10Q-SB filed August 15, 2000.)*

•	10.5 Promissory note executed by director and officer-employee John E. Presley. (Incorporated by reference to Exhibit 8.12 to Registrant’s Form 10Q-SB filed August 15, 2000.)*

•	10.6 Promissory note executed by director and officer-employee Bobby Story. (Incorporated by reference to Exhibit 8.13 to Registrant’s Form 10Q-SB filed August 15, 2000.)

•	10.7 Agreement for the Acquisition of Product Rights from Bill Sherer Corp. and Bill Sherer, executed January 11, 2002. (Incorporated by reference to Exhibit 8.23 to the Registrant’s Form 10K-SB, filed March 29, 2002.)

•	10.8 Amendment of the Agreement for the Acquisition of Product Rights from Bill Sherer Corp. and Bill Sherer, executed October 1, 2002. (Incorporated by reference to Exhibit 22 to the Registrant’s Form 10K-SB, filed March 28, 2003.)

•	10.9 Employment Agreement executed by John E. Presley on May 2, 2002. (Incorporated by reference to Exhibit 23 to the Registrant’s Form 10K-SB, filed March 28, 2003.)*

•	10.10 Employment Agreement executed by Erik Wiisanen on May 2, 2002. (Incorporated by reference to Exhibit 24 to the Registrant’s Form 10K-SB, filed March 28, 2003.)*

•	10.11 Employment Agreement executed by Joseph F. McGuire on May 2, 2002. (Incorporated by reference to Exhibit 25 to the Registrant’s Form 10K-SB, filed March 28, 2003.)*

•	10.12 Amended 2000 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)*

•	10.13 Amended 2000 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)*

•	10.14 Manufacturing and Marketing Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (portions omitted pursuant to a request for confidentiality.) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)

•	10.15 Stock Purchase and Sale Agreement dated May 8, 2003 between registrant and Chatsworth Products Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)

•	10.16 Standstill Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)

•	10.17 2004 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10Q-SB, filed August 4, 2004.)*

•	10.18 2004 Director Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10Q-SB, filed August 4, 2004.)*

•	10.25 Form of Employees Stock Option Agreement under 2004 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-8; file number 333-118178.)*

•	10.26 Form of Directors Stock Option Agreement under 2004 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form S-8; file number 333-118178.)*

•	10.27 Summary of unwritten employment contracts for named executive officers – March 2006*

•	10.28 Summary of director compensation for attending meetings of the Board of Directors and committees – March 2005 (Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-8; file number 333-118178.)*

•	10.29 Purchase Order for laser cutting machine (Incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10K-SB, filed March 23, 2005.)

•	14 Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Form 10K-SB, filed March 21, 2004.)

•	16 Letter from former auditor pursuant to Rule 304 of Regulation S-B (Incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K, filed December 14, 2005.)

•	23.1 Consent of Tedder, James, Worden & Associates, P.A.

•	23.2 Consent of Rachlin Cohen & Holtz LLP

•	21 Subsidiary of the Small Business Issuer.

•	31 Section 302 Certifications of the Chief Executive Officer and Chief Financial Officer.

•	32.1 Section 1350 Certification of the Chief Executive Officer.

•	32.2 Section 1350 Certification of the Chief Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement.

AMERICAN ACCESS TECHNOLOGIES, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

American Access Technologies, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of American Access Technologies, Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Access Technologies, Inc. and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, FL

February 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

American Access Technologies, Inc. and Subsidiary

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of American Access Technologies, Inc. and Subsidiary for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of American Access Technologies, Inc. and Subsidiary and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida

January 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$613,943
Accounts receivable, net of allowance of $92,000	1,272,988
Inventories	1,441,088
Prepaid expenses and other current assets	47,511

Total current assets	3,375,530

Property, plant and equipment, net	3,157,392
Intangible assets	68,958
Other assets	88,765
Note receivable, other, net of allowance of $361,562	—

Total assets	$6,690,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$470,122
Accrued expenses	369,888

Total current liabilities	840,010

Commitments, Contingencies and Other Matters	—

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 1,000,000 shares; issued and outstanding, -0- shares	—
Preferred stock-Series A, $.001 par value; authorized 60,000 shares; issued and outstanding, -0- shares	—
Common stock, $.001 par value; authorized 30,000,000 shares; issued and outstanding shares, 7,417,160 shares	7,417
Additional paid-in capital	15,653,984
Deficit	(9,810,766)

Total stockholders’ equity	5,850,635

Total liabilities and stockholders’ equity	$6,690,645

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Net Sales:
Formed metal	$5,323,268	$3,978,308
Zone cabling	3,093,342	2,762,029

	8,416,610	6,740,337

Costs and Expenses:
Cost of sales	6,782,026	5,829,453
Selling, general and administrative	810,298	878,948
Compensation and related benefits	1,022,103	857,732
Stock-based compensation	67,760	143,775

	8,682,187	7,709,908

Loss Before Other Income (Expense)	(265,577)	(969,571)

Other Income (Expense):
Other income (expense)	57,688	(2,407)
Loss on sale of equipment	—	(28,179)
Realized and unrealized gain on investments	11,817	14,591

	69,505	(15,995)

Net Loss	$(196,072)	$(985,566)

Net Loss Per Common Share - Basic and Diluted	$(.03)	$(.15)

Weighted Average Common Shares Outstanding	7,397,189	6,789,029

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deficit	Deferred Stock-Based Compensation	Total
	Shares	Amount
Balance, December 31, 2003	6,301,129	$6,301	$14,163,355	$(8,629,128)	$(18,275)	$5,522,253

Year Ended December 31, 2004:
Sale of common stock in private placements	629,422	629	942,821	—	—	943,450
Exercise of options and warrants	371,500	371	354,664	—	—	355,035
Common stock issued for services	41,000	41	69,959	—	—	70,000
Common stock issued as compensation	39,209	40	55,460	—	—	55,500
Amortization of deferred compensation	—	—	—	—	18,275	18,275
Net loss	—	—	—	(985,566)	—	(985,566)

Balance, December 31, 2004	7,382,260	$7,382	$15,586,259	$(9,614,694)	$—	$5,978,947

Year Ended December 31, 2005:

Common stock issued for services	34,900	35	53,865	—	—	53,900
Warrants granted for services	—	—	13,860	—	—	13,860
Net loss	—	—	—	(196,072)	—	(196,072)

Balance, December 31, 2005	7,417,160	$7,417	$15,653,984	$(9,810,766)	$—	$5,850,635

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash Flows from Operating Activities:
Net loss	$(196,072)	$(985,566)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	516,776	393,252
Options and stock issued for services	67,760	143,775
Allowance for obsolete inventory	12,500	—
Allowance for doubtful accounts	20,000	—
Loss on sale of equipment	—	28,179
Realized and unrealized gains on investment	(3,123)	—

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(357,128)	31,338
Inventories	(416,275)	81,574
Prepaid expenses and other current assets	21,213	60,531
Increase (decrease) in:
Accounts payable and accrued expenses	409,144	(116,552)

Net cash and cash equivalents provided by (used in) operating activities	74,795	(363,469)

Cash Flows from Investing Activities:
Purchases of fixed assets	(938,206)	(294,062)
Proceeds from sale of investments	427,677	—
Interest earned on investments	—	(12,418)
Proceeds from sale of equipment	—	45,000
Increase in patent costs	(2,995)	(4,803)

Net cash and cash equivalents used in investing activities	(513,524)	(266,283)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock, net of related costs	—	943,450
Proceeds from stock subscription receivable	—	100,000
Proceeds from exercise of options	92,660	262,375

Net cash and cash equivalents provided by financing activities	92,660	1,305,825

Net Increase (Decrease) in Cash and Cash Equivalents	(346,069)	676,073
Cash and Cash Equivalents, Beginning	960,012	283,939

Cash and Cash Equivalents, Ending	$613,943	$960,012

Non-Cash Investing and Financing Activities:
Stock purchase receivable	$—	$92,660

Interest income reinvested into cash and cash equivalents	$8,694	$—

See notes to consolidated financial statements.

.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization and Capitalization

American Access Technologies, Inc. (“the Company”, “American Access”, “our”, “us” or “we”) was incorporated on October 21, 1996, under the laws of the State of Florida. The Company’s Articles of Incorporation, as amended on November 25, 1996, authorize the Company to issue and have outstanding at any one time 10,000,000 shares of common stock, par value $.001 per share and 1,000,000 shares of preferred stock, par value $.001 per share.

On October 2, 1998, the previously amended Articles of Incorporation were further amended to authorize 60,000 shares of Series A 10% Senior Convertible Preferred stock, par value $.001 per share. During November 1998, the Company completed a $5,000,000 private placement of 50,000 shares of its Series A 10% Senior Convertible Preferred Stock, at $100.00 per share. During 1999 and 2000, holders of the Series A Preferred stock converted 50,000 of the Series A Preferred shares into 505,515 common shares. At December 31, 2005, there was no Preferred stock issued and outstanding.

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

Omega Metals, a wholly-owned subsidiary of the Company since 1998, is a precision sheet metal fabrication and assembly company which manufactures various products used in the telecommunications, electronics and medical industries. It is located in Northeast Florida midway between Jacksonville and Gainesville. Omega Metals was established in 1981, serving a diverse client base, including but not limited to engineering, technology and electronic companies, mostly in the Southeastern markets. Effective February 3, 2005, Omega Metals was merged into American Access and continues to function as a separate division. The utilization of our state-of-the-art laser cutter and our robotic welder has allowed Omega Metals to expand its services in the telecommunications and medical equipment industries.

Zonecabling.com, Inc., a wholly-owned subsidiary of the Company, was incorporated on May 4, 2000, to develop a Business-to-Business e-commence portal, and is currently inactive.

    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All material inter-company accounts and transactions have been eliminated.

    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Those estimates subject to potential change in the near term include allowances for doubtful accounts, notes receivable, obsolete inventories, and allocations of production overhead to inventories.

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

Cash and Cash Equivalents

The Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. At December 31, 2005, the Company had deposits in excess of federally insured limits of approximately $360,000. The Company maintains its cash with high quality financial institutions which the Company believes limits these risks.

In addition, the Company maintains an investment account with a financial institution that is not insured by the FDIC. These funds, which were invested primarily in money market funds at December 31, 2005, may be subject to insurance by SIPC, Securities Investor Protection Corporation, subject to various limitations. At December 31, 2005, approximately $153,000 was held in this account and is included in Cash and Cash Equivalents.

Notes and Trade Receivables

Notes and trade receivables are recorded at net realizable value. The Company records interest income on loans receivable using an appropriate rate of interest over the life of the loan. Related fees and/or costs are deferred and amortized over the life of the loan using the interest method.

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

Non-Accrual and Past-Due Notes and Trade Receivables

Interest income accruals are suspended for interest-bearing loans receivable that are in default during the period of time that collectibility is uncertain. Payments received on non-accrual loans are first applied against any accrued interest balance outstanding. Once collectibility is considered to be certain, interest income accruals are resumed.

Delinquent notes and trade receivables are charged against the allowance for doubtful accounts once uncollectibility has been determined. Notes and trade receivables are considered to be past due and placed

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Non-Accrual and Past-Due Notes and Trade Receivables (Continued)

on delinquent status based on contractual terms, as well as how frequently payments are received, on an individual account basis.

    Inventories

Inventories are stated at the lower of cost or market, with material cost determined using an average cost method which closely approximates the first in – first out method. Inventory costs for finished goods and work-in-process include direct material, direct labor, production overhead and outside services. Production overhead, including indirect labor, is allocated to finished goods and work-in-progress based on material consumption.

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

    Patents

The Company has capitalized certain incremental costs incurred related to acquiring several patents on the Company’s products. The Company holds five patents that were finalized and issued by the United States Patent Department. The Company also holds patents in Japan, China, Australia, Canada, Mexico, Germany, Austria and Great Britain. The Company amortizes the cost of patents over the patents’ estimated useful lives, 18 years. Recurring patent maintenance fees are expensed.

    Product Development Costs

Costs in connection with the development of the Company’s product are comprised of design, production, consulting and other related professional fees. These costs are charged to expense as incurred.

    Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $7,000 and $3,000, respectively, for the years ended December 31, 2005 and 2004.

    Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax liabilities and assets for temporary differences, operating loss carry-forwards, and tax credit carry-forwards existing at the date of the financial statements.

A temporary difference is a difference between the tax-basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the asset is recovered or the liability is settled. Deferred taxes represent the future tax return consequences of these differences.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Net Loss per Common Share

The Company computes earnings (loss) per common share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share,” which requires the presentation of both basic and diluted earnings (loss) per share.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation is 7,397,189 and 6,789,029 for the years ended December 31, 2005 and 2004, respectively. Diluted net loss per common share, assuming exercising of the options issued and convertible preferred stock, is not presented as the effect of conversion is anti-dilutive.

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

The Company used the Black-Scholes option-pricing model to determine the fair value of stock option and warrant grants made in 2005 and 2004. The following assumptions were applied in determining the pro forma compensation cost:

	2005	2004
Risk Free Interest Rate	5.0%	5.0%
Expected Dividend Yield	—	—
Expected Option Life	0.75-1.25 years	0.75-1.25 years
Expected Stock Price Volatility	52% to 70%	74% to 131%

Had compensation cost for the options issued to employees, officers and directors been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	2005	2004
Net Loss:
As reported	$(196,072)	$(985,566)
Deduct:
Compensation expense determined under fair-value based method for all awards	(558,341)	(733,355)

Pro forma	$(754,413)	$(1,718,921)

Loss Per Share:
Basic:
As reported	$(0.03)	$(0.15)

Pro forma	$(0.10)	$(0.25)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated life of its intangible and other long-lived assets or whether the remaining balance of its intangible and other long-lived assets should be evaluated for possible impairment. If and when such factors, events or circumstances indicate that intangible or other long-lived assets should be evaluated for possible impairment, the Company determines the existence of an impairment of the asset by making an estimate of expected undiscounted future cash flows over the remaining lives of the respective assets and compares that fair value with the carrying value of the assets in measuring their recoverability. In determining the expected future cash flows, the assets will be grouped at the lowest level for which there is cash flow, at the operating subsidiary level.

    Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximates their fair value. These instruments include cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

    Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123-R, a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123-R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This Statement becomes effective the beginning of the first interim or annual reporting period that begins after December 15, 2005. At this time, the Company has not yet determined a course of action or, therefore, the financial effect with regard to the issuance of options or to issue options during 2006.

NOTE 2. SUMMARY OF CERTAIN RISKS AND OTHER MATTERS

    Profitability and Liquidity

As of December 31, 2005, the Company reflected stockholders’ equity of approximately $5,851,000. However, the Company has incurred net losses of approximately $196,000 in 2005 and $986,000 in 2004, and has an accumulated deficit balance of approximately $9,811,000 at December 31, 2005. The Company’s ability to achieve sustained profitable operations is dependent on continuing to achieve sales growth through expansion of sales and marketing efforts. Management believes that cash flows from operations will be sufficient to fund operations. There is no assurance that such events will occur.

NOTE 2. SUMMARY OF CERTAIN RISKS AND OTHER MATTERS (Continued)

    NASDAQ Listing

The Nasdaq Small Cap Market is now known as The Nasdaq Capital Market. Our stock is currently listed on the Nasdaq Capital Market. The Nasdaq Stock Market’s Marketplace Rules impose a minimum stock price of $1.00 per share for the continued listing of the Company’s stock. As of the date of this report, the Company is in compliance with all Nasdaq Stock Market listing requirements. If the Company’s stock price were to close below $1.00 for 30 consecutive trading days in the future, the Marketplace Rules impose a minimum stock price of $1.00 per share for the continued listing of the Company’s stock. As of the date of this report, the Company is in compliance with all Nasdaq Stock Market listing requirements. If the Company’s stock price were to close below $1.00 for 30 consecutive trading days in the future, the Company could be out of compliance and the Company’s stock would be subject to delisting if the Company did not achieve compliance within the 180-day cure period provided in the Nasdaq Marketplace Rules. If the Company is delisted, our stock’s liquidity would suffer, and the Company would most likely experience reduced investor interest. Such factors may result in a decrease in The Company’s stock’s trading price. Delisting also makes it more difficult for the Company to issue additional shares in order to secure additional financing.

    Pending Litigation

The Company is involved in certain pending litigation as to which it cannot predict the outcome with any certainty (see Note 13).

NOTE 3. ACQUISITION OF PRODUCT RIGHTS

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

On October 1, 2002, the Company amended the agreement for the purchase of the products rights. The Company paid $25,000 in cash over five quarters ($125,000 in total) commencing November 1, 2002 and ending November 1, 2003, in addition to the previous one-time cash payment of $50,000 and forgiveness of approximately $133,000 in outstanding accounts receivable. In exchange for the cash payments, the Company did not issue $500,000 of restricted American Access Common Stock plus 5% interest earned which was also payable in stock that, pursuant to the original agreement, could have been requested at any time after January 11, 2003 through January 11, 2007. The amendment reduced the purchase price of the product rights by $375,000 to a total of $308,000 which has been fully amortized as of December 31, 2004. This has been reflected in the accompanying consolidated balance sheet (see Note 5).

NOTE 4. NOTES RECEIVABLE

    Note Receivable, Other

The Company instituted litigation against the debtor and personal guarantor for default in payment of a promissory note of $325,000, with accrued interest in excess of approximately $36,000 at December 31, 2000. The original promissor assigned its obligations with written consent of the Company, after the Company filed a

NOTE 4. NOTES RECEIVABLE (Continued)

Note Receivable, Other (Continued)

lawsuit for default of the original note of $500,000 plus 15% interest, of which approximately $63,000 was unpaid at December 31, 1999. Although the debtor paid an initial cash payment of $250,000, its obligations of $325,000 plus $36,562 in interest were in default at October 31, 2000. No additional interest was recorded after that date because of uncertainty of collectibility. The Company is attempting to negotiate a settlement agreement with the debtor and the note’s guarantor. An allowance for doubtful collectibility of the total outstanding principal balance, as well as all accrued interest, was recorded as of December 31, 2002.

NOTE 5. INTANGIBLE ASSETS

Amortized Intangible Assets:	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net
Patents	18	$103,183	$34,225	$68,958
Product Rights (see Note 3)	3	308,000	308,000	—

		$411,183	$342,225	$68,958

Amortization expense for the years ended December 31, 2005 and 2004 was approximately $5,000 and $76,000, respectively.

Estimated Amortization Expense:
For the year ending December 31:
2006	$5,700
2007	5,700
2008	5,700
2009	5,700
2010	5,700

NOTE 6. STOCK SUBSCRIPTION RECEIVABLE

On December 30, 2004, employees and consultants exercised 89,000 options with strike prices ranging between $1.00 and $1.53. The Company recognized a receivable for the proceeds of $92,660 as of December 31, 2004 from these exercises and subsequently received payment in full in January 2005.

NOTE 7. INVENTORIES

Raw materials	$384,292
Work-in-process	794,814
Finished goods	274,482
Allowance	(12,500)

Total inventories	$1,441,088

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)
Land	—	$103,859
Building and improvements	6-40	1,411,358
Machinery and equipment	6-10	4,793,116
Computers and office equipment	5-10	271,640
Vehicles	7	66,046
Tools	3-10	100,971

		6,746,990
Less accumulated depreciation		3,589,598

		$3,157,392

Depreciation expense for the years ended December 31, 2005 and 2004 was approximately $502,000 and $318,000, respectively.

NOTE 9. PROFIT SHARING PLAN

The Company has terminated its 401(k) Profit Sharing Plan (“Plan”) effective March 31, 2004. There were no contributions made during the years ended December 31, 2005 and December 31, 2004. However, the Company has distributed all the assets in the Plan to the participants subsequent to December 31, 2005. In addition to other investments, 68,000 shares of the Company’s stock included in the Plan were transferred into IRA’s of plan participants.

NOTE 10. INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

A reconciliation of income taxes computed at the statutory federal rate to income tax expense (benefit) for the year ended December 31, 2005 is as follows:

	2005	2004
Tax provision at the statutory rate of 34%	$(67,000)	$(335,000)
State income taxes, net of federal income tax	(7,000)	(43,000)
Exercise of stock options	—	(77,000)
Change in valuation allowance	49,000	381,000
Stock options not exercised	23,000	60,000
Other	2,000	14,000

	$—	$—

As of December 31, 2005, the Company has consolidated net operating loss carry-forwards for federal income tax reporting purposes amounting to approximately $10,478,000 which expire in varying amounts to the year 2025.

NOTE 10. INCOME TAXES (Continued)

The Company has not recognized any benefit of such net operating loss carry-forwards in the accompanying consolidated financial statements in accordance with the provisions of SFAS No. 109 as the realization of this deferred tax benefit is not considered more likely than not. A 100% valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset. The Company’s net deferred tax asset position is composed primarily of the Company’s net operating loss carry-forwards.

The components of the deferred tax asset at December 31, 2005 were as follows:

Net operating loss carry-forward	$3,943,000
Allowance for collectibility	170,000
Stock compensation	29,000
Accrued employee benefits	34,000
Inventory reserve	5,000
Depreciation and amortization	(266,000)
Less valuation allowance	(3,915,000)

Net deferred tax asset	$—

In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three-year period will place an annual limitation on the corporation’s ability to utilize its existing tax benefit carry-forwards. The Company’s utilization of its tax benefit carry-forwards may be restricted in the event of possible future changes in the ownership of the Company from the exercise of options or other future issuances of common stock.

The Company’s federal and state income tax returns have not been examined by the respective taxing authorities for the past several years. The final determination of the amount and timing of currently payable income taxes is therefore subject to possible examination of these unexamined years by such respective taxing authorities.

NOTE 11. COMMON STOCK

Equity Financing

On May 9, 2003, the Company announced a five-year marketing and manufacturing agreement with CPI. In addition, the Company entered into a Stock Purchase Agreement and agreed to issue and sell 215,517 shares of American Access common stock to CPI. In consideration for the Shares, CPI agreed to pay to the Company, in cash, a purchase price of $1.16 per share for the Shares, for an aggregate purchase price of $250,000, payable as follows: $50,000 upon the Initial Closing and four (4) additional installments of $50,000 each at subsequent 90 day intervals following the Initial Closing. On May 4, 2004, the fourth $50,000 installment was collected.

On December 8, 2003, the Company announced an agreement to sell 365,286 shares of common stock to an institutional investor in a Private Investment Public Equity transaction for $370,000, an average price of $1.01 per share. The purchase price of the shares approximated the average closing price for the 30 trading days prior to the initial close. The closing of the initial installment of 143,000 shares for $130,000 was completed December 4, 2003. On February 6, 2004, the final installment for 222,286 shares was completed and $240,000 was collected. The closing on the balance of the agreement took place after a registration statement covering the resale of the shares by the investor was declared effective by the Securities and Exchange Commission. The sale was arranged directly between the Company and the investor and no sales commission were paid or options issued in connection with the private placement.

NOTE 11. COMMON STOCK (Continued)

Equity Financing (Continued)

On October 12, 2004, the Company sold 407,136 shares of common stock to four institutional investors in a private placement transaction for gross proceeds of $753,200, at a price of $1.85 per share. The 407,136 shares were priced at 99% of the average closing price of the common stock over the 15-day period prior to the execution of the contract. Under the terms of the transaction, the investors received options to purchase an additional 150,000 common shares, exercisable at $2.30 per share for a period of five years and the registered broker dealer firm which acted as the placement agent in connection with the purchase of such shares and options by two of the investors received options to purchase 6,700 common shares, exercisable at $2.30 per share for a period of five years. The proceeds of this funding were earmarked to purchase laser-cutting equipment that was installed during the first quarter, 2005.

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

In May 2004 and August 2004, respectively, the Company issued 18,000 and 10,000 shares of common stock in lieu of cash to its outside legal counsel for services rendered.

In June 2004, the Company issued 39,209 shares of common stock to three separate individuals in settlement of claims.

NOTE 12. STOCK-BASED COMPENSATION

As permitted by SFAS No. 123, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the estimated market price of the Company’s common stock at the date of grant, over the amount the recipient must pay to acquire the common stock.

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

On January 10, 2000, the Company issued 515,000 employee options and 340,000 Board of Director options with an exercise price of $5.67 and a life of five years. Subsequent to the grant, 10,000 options were returned to the Company when an employee separated employment. Also in 2000, a former director exercised 60,000 options in a cashless transaction for the difference in the exercise price of $5.67 and the closing price of $8.00 on the date of exercise and received 17,475 shares of common stock.

NOTE 12. STOCK-BASED COMPENSATION (Continued)

Stock Option Plan since inception (Continued)

On August 15, 2001, the Board authorized an amendment of the 2000 Stock Option Plan. The Board authorized an additional 500,000 employee options and 300,000 Board of Director options be subject to this plan at an exercise price of $1.00. The amendment of the Stock Option Plan was ratified by the stockholders on December 21, 2001. On August 15, 2001, the Company issued 440,000 employee options and 400,000 Board of Director options with an exercise price of $1 and a life of five years. Also, on November 15, 2001 and December 1, 2001, the Company issued an additional 10,000 and 75,000 employee options with an exercise price of $1 and a life of five years. During 2001, 110,000 employee options and 120,000 Board of Director options were returned to the Company upon separations of employment and Board resignations.

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

On January 3, 2003, the Company issued 20,000 options to purchase common stock in connection with services provided to the Company by two Advisory Board members with an exercise price of $1.00 per share.

As of December 31, 2003, the Company had 7,040,202 options outstanding to purchase common stock at exercise prices ranging from $0.56 to $25.00, 5,591,979 of which are options outstanding to employees and officers/directors.

In January 2004, 30,000 options were exercised by three commissioned salesmen. In August 2004, 10,000 options were exercised by a former Advisory Board member.

In March 2004, 65,000 Board of Directors options with a strike price of $0.78 were exercised, providing the Company $50,700 in net proceeds. Throughout 2004, 236,500 employee options and 30,000 options issued to a consultant with strike prices ranging between $0.78 and $1.53 were exercised, providing the Company $244,360 in net proceeds. Due to 89,000 of these options being exercised on December 30, 2004 the Company recognized a receivable of approximately $92,000 for proceeds related to these transactions. The funds were subsequently received in January 2005. (See Note 6)

In June 2004, the Company issued 20,000 options to an employee as an inducement to join the Company.

NOTE 12. STOCK-BASED COMPENSATION (Continued)

Stock Option Plan since inception (Continued)

On July 23, 2004, stockholders approved the 2004 Employee Stock Incentive Plan, which authorizes the issuance of up to 1,500,000 shares of the Company’s common stock, and the 2004 Director Stock Option Plan, which authorizes up to 1,000,000 shares of the Company’s common stock. Both were approved by shareholders at the Annual Stockholders’ Meeting held in July, 2004. Collectively, these Plans authorize the issuance of up to 2,500,000 shares of the Company’s common stock.

Per both plans, stock options may be granted for any term specified by the Compensation Committee (“Committee”). The Committee may accelerate the exercisability of any option or portion thereof at any time. No Option will be exercisable after the expiration of ten years from the date an Option is granted (five years with respect to an ISO held by an Optionee who is a ten percent stockholder of the Company). Options will be exercisable at such times as determined by the Committee. Unless otherwise specified at the time of grant of the Option, an Option will become exercisable as to one-third of the shares in the first year after grant, an additional one-third on the first anniversary of the date of grant and fully exercisable on the second anniversary of the date of grant. An option granted under the Plan will generally expire on the first to occur of: (i) conviction of a felony against the Company (ii) three (3) months after the date of a termination of employment or retention for any reason other than death or (ii) six (6) months after death of the optionee; provided that the Committee may specify in the document governing the option that an Option may be exercisable during a longer period.

On July 26, 2004, the Board of Directors authorized a grant of 564,000 five-year employee stock options at an exercise price of $1.53 from the 2004 Employee Stock Incentive Plan and 430,000 five-year Board of Director stock options at an exercise price of $1.53 from the 2004 Director Stock Option Plan.

On July 26, 2004, the Company issued 20,000 options to purchase common stock to its two commissioned salesmen with an exercise price of $1.53 per share.

On October 6, 2004, as part of the private placement transaction during which $753,000 was raised to fund an upcoming capital equipment purchase, the Company issued 150,000 options to three institutional investors and 6,700 options to an outside consultant to purchase common stock with an exercise price of $2.30 per share.

As of December 31, 2004 the Company had 6,572,402 options outstanding to purchase common stock at exercise prices ranging from $0.56 to $10.00, 5,441,479 of which are options outstanding to employees and officers/directors.

On February 11, 2005, the Company issued 75,000 stock options with a strike price of $2.11 and on March 25 the Company issued 50,000 stock options with a strike price of $1.60 to new employees as an incentive.

On May 25, 2005, the Company issued 10,500 stock options with a strike price of $1.67, the fair market value of the stock on the date of grant, to a new Director, pursuant to the Director’s Stock Option Plan, which was approved by stockholders on July 23, 2004.

On August 1, 2005, the Company issued a total of 425,000 stock options with a strike price of $1.96, the fair market value of the stock on the date of the grant, to the Directors of the Company, pursuant to the Director’s Stock Option Plan, which was approved by stockholders on July 23, 2004.

On August 25, 2005, the Company issued a total of 616,000 stock options with a strike price of $1.96, the fair market value of the stock on the date of the grant, to the Directors of the Company, pursuant to the Director’s Stock Option Plan, which was approved by stockholders on July 23, 2004.

NOTE 12. STOCK-BASED COMPENSATION (Continued)

Stock Option Plan since inception (Continued)

On August 25, 2005, the Company issued a total of 30,000 stock options with a strike price of $1.96, the fair market value of the stock on the date of the grant, to three commissioned salesmen, pursuant to the Employee’s Stock Option Plan, which was approved by stockholders on July 23, 2004.

Changes in outstanding options for common stock are as follows:

	2005	2005 Weighted Average Exercise Price	2004	2004 Weighted Average Exercise Price
Outstanding at beginning of year	6,572,402	$2.56	7,040,202	$5.72
Options issued	1,206,500	$1.95	1,172,700	$1.63
Options exercised	—	—	(371,500)	$0.99
Options expired	(2,119,832)	$5.02	(1,269,000)	$19.65

Outstanding at end of year	5,659,070	$1.52	6,572,402	$2.56

Exercisable at end of year	5,659,070		6,572,402

The following table summarizes information about outstanding options at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2005	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Prices	Range of Exercise Prices	Number Outstanding December 31, 2005	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Prices
$0.78 - $1.25	2,345,500	1.6	$.099	$0.78 -$1.25	2,345,500	1.6	$.099
$1.53 - $1.96	2,286,500	3.9	$1.75	$1.53 -$1.96	2,286,500	3.9	$1.75
$2.11 - $2.30	1,027,070	1.1	$2.25	$2.11 -$2.30	1,027,070	1.1	$2.25

Total	5,659,070			Total	5,659,070

NOTE 13. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Major Vendors

The Company purchased sheet metal and related products from two primary vendors that, combined, represented approximately 17.8% and 16.3% of cost of sales for the years ended December 31, 2005 and 2004, respectively.

Major Customer - Chatsworth Products, Inc.

On May 9, 2003, the Company entered into a marketing and manufacturing agreement with Chatsworth Products, Inc. (“CPI”). The agreement established a five-year strategic alliance for the sale and manufacture of innovative zone cabling and wireless products developed by American Access. Under the terms of the agreement, the Company and CPI will co-market and co-manufacture the products and incorporate the brand names and patents of both companies. In connection with the alliance, CPI purchased 215,517 shares of American Access Common Stock in a private placement at $1.16 per share (see Note 11).

NOTE 13. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Major Customer - Chatsworth Products, Inc. (Continued)

CPI purchased products representing approximately $1,813,000 or 21.5% and $1,595,000 or 23.7% of sales for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the Company owed CPI approximately $93,000, which is included in Accrued Expenses in the accompanying consolidated balance sheet.

Contracts With Distributors

In addition to the Company’s marketing and manufacturing agreement with CPI, the Company has also entered into Original Equipment Manufacturing (“OEM”) Agreements with several companies. The agreements set forth terms whereby the companies may purchase products from the Company for resale to their customers within the U.S., Canada and Mexico. Revenue is recorded at such time as the units are shipped and title passes to the distributors. The agreements are for various terms and are automatically renewed annually unless terminated by either party, and contain, among other things, a warranty effective for one year after the date of sale.

Pending Litigation

On February 18, 2005, Florida’s 18th Judicial Circuit Court ruled in favor of American Access related to a 2001 Agreement and Plan of Merger to merge with Defense Technology, Inc., formerly known as “DataWorld Solutions, Inc.”, an unrelated entity. The Court ruled that American Access was justified in terminating the merger agreement and has initially awarded American Access damages including fees and costs incurred, the value of which remains to be determined, and therefore, no receivable has been recorded, in connection with the proposed merger and the resulting litigation.

On December 15, 2004, the Company filed seven suits in Small Claims Court in Clay County, Florida, related to a customer’s default on a $38,000 account receivable for the ultra-violet light product. The entire past due balance is reflected in the bad debt allowance. The customer, Enhance-It, Inc., subsequently responded by filing a counter-suit claiming breach of contract, negligence, fraud and misrepresentation. The suit will be heard in the United States District for the District of South Carolina, Beaufort Division. Management’s opinion regarding the outcome of this matter is that it is not possible at this time to predict with any certainty the outcome of this litigation.

NOTE 14. SEGMENT INFORMATION

The Company follows SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” which dictates the way the Company reports information about its operating segments.

The Company has two reportable segments, zone cabling products and formed metal products. As discussed in Note 1, the Company markets zone cabling products which are manufactured by Omega Metals, a former wholly-owned subsidiary now operating as a division. Omega Metals manufactures formed metal products of varying designs for customers, including the Company.

	2005			2004
	Zone Cabling Products	Formed Metal Products	Total	Zone Cabling Products	Formed Metal Products	Total
Revenue from external customers	$3,093,342	$5,323,268	$8,416,610	$2,762,029	$3,978,308	$6,740,337
Inter-segment revenue	—	—	—	132,773	734,239	867,012
Investment income	4,372	7,445	11,817	14,591	—	14,591
Fixed asset additions	49,172	889,034	938,206	45,977	248,085	294,062
Depreciation and amortization	167,797	348,979	516,776	184,903	208,349	393,252
Segment (loss) gain	(72,547)	(123,525)	(196,072)	(1,316,603)	331,037	(985,566)
Segment assets	$2,475,539	$4,215,106	$6,690,645	$3,640,990	$2,768,823	$6,409,813

NOTE 15. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

	2005		2004
Net loss prior to fourth quarter adjustments		$(262,567)		$(878,228)
Adjustments:
Workers compensation insurance	(20,000)		(33,000)
Vacation accrual	(70,000)		—
Legal expense	32,000		—
Bad debt expense	(20,000)		—
Patent expense	(17,291)		—
Depreciation	23,564		—
Prepaid tooling	—		107,770

Inventory:
Inventory	150,722		(182,108)
Inventory allowance	(12,500)		—
Total fourth quarter adjustments		66,495		(107,338)

Net loss per statement of operations		$(196,072)		$(985,566)

NOTE 16. QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of the Company’s unaudited results of operations for the quarters during the years ended December 31, 2005 and 2004, respectively.

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net Sales	$1,824,599	$2,111,098	$2,357,703	$2,123,210
Income/(Loss) Before Other Income/(Expense)	(111,412)	(8,294)	6,220	(152,091)
Net Income/(Loss)	$(99,273)	$28,402	$9,006	$(134,207)
Basic Net Loss Per Common Share	(.01)	.00	.00	(.03)
Weighted Average Common Share Outstanding	7,382,260	7,393,927	7,401,593	7,397,189

NOTE 16. QUARTERLY INFORMATION (UNAUDITED) (Continued)

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net Sales	$1,276,970	$1,754,514	$1,922,056	$1,786,797
Loss Before Other Expense	$(299,263)	$(224,058)	$(136,158)	$(310,092)
Net Loss	$(293,515)	$(200,290)	$(191,421)	$(300,340)
Basic Net Loss Per Common Share	(.05)	(.03)	(.03)	(.04)
Weighted Average Common Share Outstanding	6,342,986	6,739,367	6,793,582	6,918,063

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share has not been presented, as it would be anti-dilutive.