Form 10QSB
period 2006-03-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2006-05-12
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐.    NO  ☒.

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at May 10, 2006 was 7,435,200.

Transitional Small Business Disclosure Format    YES  ☐.    NO  ☒.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

Unaudited

March 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$595,462
Accounts receivable, net of allowance of $92,000	1,257,143
Inventories, net of allowance of $25,000	1,276,341
Prepaid expenses and other current assets	93,439

Total current assets	3,222,385

Property, plant and equipment, net	3,083,404
Intangible assets	67,525
Other assets	76,222
Note receivable, other, net of allowance of $361,562	—

Total assets	$6,449,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$389,984
Accrued expenses	274,830

Total current liabilities	664,814

Commitments, Contingencies and Other Matters	—

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 1,000,000 shares; issued and outstanding, 0 shares	—
Preferred stock-Series A, $.001 par value; authorized 60,000 shares; issued and outstanding, 0 shares	—
Common stock, $.001 par value; authorized 30,000,000 shares; issued and outstanding, 7,435,200	7,435
Additional paid-in capital	15,679,223
Deficit	(9,901,936)

Total stockholders’ equity	5,784,722

Total liabilities and stockholders’ equity	$6,449,536

See notes to unaudited condensed consolidated

financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net Sales:
Formed metal	$1,517,667	$1,079,243
Zone cabling	622,238	745,356

	2,139,905	1,824,599

Costs and Expenses:
Cost of sales	1,776,994	1,510,181
Selling, general and administrative	191,574	177,855
Compensation and related benefits	263,484	230,575
Stock-based compensation	—	17,400

	2,232,052	1,936,011

Loss Before Other Income	(92,147)	(111,412)
Other Income	977	12,139

Net Loss	$(91,170)	$(99,273)

Net Loss Per Common Share - basic and diluted	$(.01)	$(.01)

Weighted Average Common Shares Outstanding	7,418,363	7,382,260

See notes to unaudited condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Cash Flows from Operating Activities:
Net loss	$(91,170)	$(99,273)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	122,316	92,551
Allowance for obsolete inventory	12,500	—
Stock issued for services	—	17,400

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	15,845	(493,071)
Inventories	152,247	(80,196)
Prepaid expenses and other current assets	(45,928)	4,692
Increase (decrease) in:
Accounts payable and accrued expenses	(149,939)	215,944

Net cash and cash equivalents provided by (used in) operating activities	15,871	(341,953)

Cash Flows from Investing Activities:
Purchase of property and equipment	(34,352)	(67,012)
Interest earned on investments	—	(5,000)
Increase in patent costs	—	(831)

Net cash and cash equivalents used in investing activities	(34,352)	(72,843)

Cash Flows from Financing Activities:
Proceeds from exercise of options	—	92,660

Net cash and cash equivalents provided by financing activities	—	92,660

Net Decrease in Cash and Cash Equivalents	(18,481)	(322,136)

Cash and Cash Equivalents, Beginning	613,943	960,012

Cash and Cash Equivalents, Ending	$595,462	$637,876

Non-cash investing and financing activities:

During the three months ended March 31, 2006 the Company issued 18,040 shares of its $0.001 par value common stock with a total value of $37,500 to certain officers and employees of the Company in exchange for the extinguishment of certain liabilities.

The Company acquired equipment of approximately $820,000 which is included in accounts payable as of March 31, 2005.

See notes to unaudited condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Access Technologies, Inc. and Subsidiary (“the Company”, “American Access”, “our”, “we”, “us”) at March 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2006 and results of operations for the three months ended March 31, 2006 and March 31, 2005. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in the Company’s Form 10-KSB. Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

2. Net Income (Loss) per Common Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”, which requires the presentation of both basic and diluted income (loss) per share. In accordance with SFAS Statement No. 128, basic earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options subject to antidilution limitations.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding for the three-month periods ended March 31, 2006 and 2005. Additionally, diluted loss per share has not been presented for these same periods as it would be anti-dilutive.

3. Issuance of Common Stock

On March 15, 2006, the Board of Directors approved the terms of agreements with John E. Presley, Erik Wiisanen and one additional employee under which all of their unused vacation time accrued for service prior to January 1, 2006 will be paid by issuance of shares of registrant’s common stock pursuant to the registrant’s 2004 Employee Stock Incentive Plan. During the first quarter of 2006, 7,216 shares were issued to both John Presley and Erik Wiisanen valued at $15,000 each and an additional 3,608 shares, valued at $7,500, were issued to the other employee.

4. Stock-Based Compensation

Stock Options

There was no issuance of stock options during the first quarter of 2006.

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

This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” This Statement became effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

The Company has stock-based compensation plans for employees and directors. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment (“FAS 123(R))”, to account for these plans. FAS 123(R) requires all forms of share-based payments to employees, including stock options, to be recognized as compensation expense. The compensation expense is the fair value of the awards at the measurement date. Further, FAS 123(R) requires compensation cost to be recognized over the requisite service period for all awards granted subsequent to adoption. As required by FAS 123(R), the Company will continue to recognize compensation cost over the explicit vesting period. As of January 1, 2006, the Company had no remaining unrecognized compensation costs. Additionally, the Company has not yet determined a course of action, or, therefore, the financial effect of that decision with regard to the issuance of options during 2006.

The Company adopted the provisions of FAS 123(R) using the modified prospective transition method, which recognizes stock option awards as compensation expense for unvested awards as of January 1, 2006 and awards granted or modified subsequent to that date. In accordance with the modified prospective transition method, the Company’s consolidated statements of earnings and cash flows for the prior-year quarter have not been restated and do not include the impact of FAS 123(R).

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the intrinsic value method prescribed by APB Opinion 25, “Accounting for Stock Issued to Employees, and related Interpretations.” As the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant, no stock-based compensation cost was recognized in net earnings as reported in the consolidated statements of earnings prior to adopting FAS 123(R). The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“FAS 123)” for the three months ended March 31, 2005:

Three Months Ended March 31, 2005
Net Loss:
As reported	$(99,273)
Add: compensation expense included in net income	(12,188)

Deduct: compensation expense determined under fair-value based method for all awards	—

Pro forma	$(111,461)

Loss Per Share:
Basic:
As reported	$(0.01)

Pro forma	$(0.02)

The adoption of FAS 123(R) will change the Company’s accounting for stock-based compensation related to incentive compensation awards and non-employee directors’ awards. The Company will expense, rather than disclose, the fair value of these awards based on the closing price of the Company’s common stock on the awards’ respective measurement dates. The Company did not grant any stock options during the quarter ended March 31, 2006. As the Company had no unvested remaining compensation expense to recognize, the Company’s results of operations for the quarter ended March 31, 2006 were not affected by the adoption of FAS 123(R).

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in the three months ended March 31, 2005. The following assumptions were applied in determining the pro forma compensation cost:

Three Months Ended March 31, 2005
Risk Free Interest Rate	4.99%
Expected Dividend Yield	—
Expected Option Life	1.25 years
Expected Stock Price Volatility	73%

5. Segment Information

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

	March 31, 2006			March 31, 2005
	Formed Metal Products	Zone Cabling Products	Total	Formed Metal Products	Zone Cabling Products	Total
Revenue	$1,517,667	$622,238	$2,139,905	$1,079,243	$745,346	$1,824,599
Investment income	—	1,683	1,683	—	4,500	4,500
Fixed asset additions	34,352	—	34,352	46,908	20,104	67,012
Depreciation and amortization	91,737	30,579	122,316	65,619	26,932	92,551
Segment (loss) gain	(64,640)	(26,530)	(91,170)	(70,385)	(28,888)	(99,273)
Segment assets	$4,740,672	$1,708,914	$6,449,536	$5,034,806	$2,401,981	$7,436,787

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB and our Form 10-KSB for the year ended December 31, 2005. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

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

BUSINESS

American Access develops and manufactures patented “zone cabling” and wireless telecommunication enclosures. These enclosures mount in ceilings, walls, raised floors, and certain modular furniture to facilitate the routing of telecommunications network cabling, fiber optics and wireless solutions to the workspace environment. We believe that zone cabling is a superior approach for growing and open office configurations or wherever frequent moves, additions and changes of telecommunications services are a factor.

Our enclosures provide state-of-the-art flexible cabling and wireless solutions in the high-speed communication networks found throughout office buildings, hospitals, schools, industrial complexes and government buildings. Our patented and evolutionary product allows users to route cables into specific areas where they are needed in a streamlined, flexible, and cost effective fashion. With recent standards issued by the Telecommunications Industry Association (“TIA”), our products have gained acceptance by architects, consultants and engineers. Zone cabling greatly facilitates subsequent moves, adds, changes (“MACs”) and upgrades for the network installations of today and tomorrow.

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

Our significant accounting policies are more fully described in Note 1 to the consolidated financial statements at December 31, 2005, included in the annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (“SPE”s), nor do we have any “variable interest entities” (“VIE”s), as defined by FN 46(R).

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.

Inventory Valuation - Inventories are stated at the lower of cost or market, with cost determined using an average cost method. Inventory costs for finished goods and work-in-process include direct material, direct labor, production overhead, and outside services. Production overhead, including indirect labor, is allocated to finished goods and work-in-progress based on material consumption which is an estimate that could be subject to change in the near term.

Estimates – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The estimate is based on management’s assessment of the collectibility of specific customer accounts and includes consideration for credit worthiness and financial condition of those specific customers. We also will review historical experience with the customer, the general economic environment and the aging of our receivables. We record an allowance to reduce receivables to the amount that we reasonably believe to be collectible. Those estimates subject to potential change in the near term include allowances for doubtful accounts. Based on our historical collection experience, we currently feel our allowance for doubtful accounts is adequate.

Intangible Assets – Intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The carrying value of intangible assets with finite lives is evaluated whenever events or circumstances indicate that the carrying value may not be recoverable. The carrying value is not recoverable when the projected undiscounted future cash flows are less than the carrying value. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses. As of March 31, 2006, the Company believes there is no impairment to intangibles.

Revenue Recognition - The Company recognizes revenue from product sales at the time the product is shipped and title passes to the customer. The Company believes that recognizing revenue at time of shipment is appropriate because the Company’s sales policies meet the four criteria of SAB 104, which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable, and (iv) collectibility is reasonably assured. The Company’s policy is to require customers to provide purchase orders confirming selling price and shipping terms which are F.O.B. Origin with title and risk of loss passing to the customer at time of shipment.

Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board issued SFAS No. 123-R, a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123-R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” This Statement became effective the beginning of the first interim or annual reporting period that begins after December 15, 2005.

The Company has stock-based compensation plans for employees and directors. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment (“FAS 123(R)),” to account for these plans. FAS 123(R) requires all forms of share-based payments to employees, including stock options, to be recognized as compensation expense. The compensation expense is the fair value of the awards at the measurement date. Further, FAS 123(R) requires compensation cost to be recognized over the requisite service period for all awards granted subsequent to adoption. As required by FAS 123(R), the Company will continue to recognize compensation cost over the explicit vesting period. As of January 1, 2006, the Company had no remaining unrecognized compensation costs. Additionally, the Company has not yet determined a course of action, or, therefore, the financial effect of that decision with regard to the issuance of options during 2006.

The adoption of FAS 123(R) will change the Company’s accounting for stock-based Compensation related to incentive compensation awards and non-employee directors’ awards. The Company will expense, rather than disclose, the fair value of these awards based on the closing price of the Company’s common stock on the awards’ respective measurement dates. The Company did not grant any stock options during the quarter ended March 31, 2006. As the Company had no unvested remaining compensation expense to recognize, the Company’s results of operations for the quarter ended March 31, 2006 were not affected by the adoption of FAS 123(R).

THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2005

REVENUES

Formed metal sales of $1,517,667 and $1,079,243 for the three months ended March 31, 2006 and 2005, respectively, represent an increase of 40.6% ($438,424) primarily due to increased orders during the quarter as well as a reduction in the value of inventoried work-in-process and finished goods.

Zone cabling sales of $622,238 and $745,356 for the three months ended March 31, 2006 and 2005, respectively, represent a decrease of 16.5% ($123,118). We have always acknowledged that our zone cabling and wireless products have a longer sales cycle that depends on our products being incorporated into larger projects and, therefore, quarterly sales of these products are not consistent. This cycle is evident in the fact that, despite an overall increase of approximately 12% during 2005, our zone and wireless sales decreased during the three months ended March 31, 2006 as compared to the three months ended December 31, 2005. However, subsequent orders have increased as compared to those placed during the three months ended March 31, 2006. We anticipate that sales will continue to reflect positive results from the relationships that our sales efforts have nurtured with Original Equipment Manufacturers (“OEM”) and the relationships that the CPI sales force has developed for these products.

Total sales of $2,139,905 and $1,824,599 for the three months ended March 31, 2006 and 2005, respectively, represent an increase of 17.3% ($315,306).

	Three Months Ended March 31,
	2006	2005	% Change
Formed metal	$1,517,667	$1,079,243	40.6%
Zone cabling	622,238	745,356	-16.5%

Total	$2,139,905	$1,824,599	17.3%

For the three months ended March 31, 2006, sales to two customers are in excess of 10% of total sales. Sales of $387,546 to CPI represent 18.1% of total sales and 62.3% of zone cabling sales. This can be attributed to the Company’s marketing and manufacturing agreement with CPI. For the three months ended March 31, 2005, sales of $451,568 to CPI represent 24.7% of total sales and 60.6% of zone cabling sales. Sales of $232,223 to TYCO Electronics during the three months ended March 31, 2006 represent 10.9% of total sales.

COSTS AND EXPENSES

Direct and indirect costs incurred by the Company to have its products manufactured and assembled, of $1,776,994, represent an increase of 0.2% of revenues for the three months ended March 31, 2006 as compared with direct and indirect costs of $1,510,181, which represent 82.8% of revenues for the three months ended March 31, 2005.

	Three Months Ended March 31,
	2006	% of Revenue	2005	% of Revenue
Materials	$522,119	24.4%	$474,240	26.0%
Labor & Related Costs	812,906	38.0%	693,942	38.0%
Contracted Services	48,349	2.3%	29,823	1.6%
Supplies/Small Tools	75,722	3.5%	62,557	3.4%
Utilities	94,067	4.4%	66,942	3.7%
Shipping	51,025	2.4%	47,186	2.6%
Site Expenses/ Depreciation	160,306	7.5%	135,491	7.4%
Inventory Allowance	12,500	0.6%	—	0.0%

Total Cost of Sales	1,776,994	83.0%	1,510,181	82.8%

Gross Margin	$362,911	17.0%	$314,418	17.2%

Material expense of $522,119 and $474,240 for the three months ended March 31, 2006 and 2005, respectively, represents a decrease of 1.6% as a percentage of revenues. However, as sales for the three month period ended March 31, 2006 are approximately $315,000 greater as compared to the three month period ended March 31, 2005, the actual total expense indicates an increase of approximately $48,000. Fluctuations in material expense as a percentage of revenue can be attributed to a variety of factors to varying extents:

•	variations in the mix of sales,

•	improved material usage related to production processes performed by the laser-cutter,

•	changes in metal prices, energy and transportation costs, and

•	adjustments related to inventory valuations and/or allowances.

Labor and labor-related expense of $812,906 and $693,942 for the three months ended March 31, 2006 and 2005, respectively, remains at 38.0% as a percentage of revenues. As with materials, as sales have increased, we recognized an increase in cost of approximately $119,000.

Contracted services expense of $48,349 and $29,823 for the three months ended March 31, 2006 and 2005, respectively, represents an increase of 0.7%, approximately $19,000, as a percentage of revenues primarily due to an increased requirement for specialized coatings as well an increase in the cost of these services.

The increase in the inventory allowance of $12,500 represents an increase of 0.6% as a percentage of revenues for 2006.

Selling, General and Administrative expense of $191,574 and $177,855 for the three months ended March 31, 2006 and 2005, respectively, represents an increase of approximately $14,000, but represents a decrease of 0.7% as a percentage of revenues.

•	Sales expense of approximately $56,000 for the three months ended March 31, 2006 is comprised primarily of commission expense of $40,000 and travel expense of $16,000. Sales expense of approximately $75,000 for the three months ended March 31, 2005 is comprised primarily of commission expense of $60,000 and travel expense of $15,000.

•	Bad debt expense of approximately $42,000 for the three months ended March 31, 2006 represents net adjustments to the allowance for doubtful accounts. No bad debt expense was recognized for the three months ended March 31, 2005.

•	Professional services expense of approximately $55,000 for the three months ended March 31, 2006 represents $23,000 for accounting services, $24,000 for legal counsel and $8,000 for other professional consulting services. Professional services expense of approximately $73,000 for the three months ended March 31, 2005 represents $30,000 for accounting services, $34,000 for legal counsel and $9,000 for other professional consulting services.

•	General office expense of approximately $38,000 for the three months ended March 31, 2006 is comprised primarily of $6,000 for equipment maintenance, $8,000 for payroll services, $7,000 for insurance, $3,000 for patent-related expenses, $9,000 for utilities and $6,000 for supplies and other miscellaneous expense. General office expense of approximately $27,000 for the three months ended March 31, 2005 is comprised primarily of $2,000 for equipment maintenance, $8,000 for insurance, $2,000 for patent-related expenses, $8,000 for utilities and $7,000 for supplies and other miscellaneous expense.

Compensation and related benefits expense of $263,500 and $230,600 for the three months ended March 31, 2006 and 2005, respectively, although increasing $33,000, represents a decrease of 0.3%, as a percentage of revenues. Factors contributing to the increased costs include:

•	a $35,000 increase due to the supplementation of our Engineering staff during the first several months of 2005,

•	a $5,000 increase in medical benefits, and

•	an $8,000 decrease in payroll taxes.

There was no stock-based compensation expense for the three months ended March 31, 2006. However, for the three months ended March 31, 2005, $17,400, 1.0% as a percentage of revenue, was related to stock-based compensation for services rendered by outside counsel.

	Three Months Ended March 31,
	2006	2005	% Change
Selling, General & Administrative	$191,574	$177,855	7.7%
Compensation and related benefits	263,484	230,575	14.3%
Stock based compensation	—	17,400	-100.0%

Total	$455,058	$425,830	6.9%

OVERALL RESULTS OF OPERATIONS

For the three months ended March 31, 2006, we generated a net loss of $91,170, or $0.01 per share, as compared to the net loss of $99,273, or $0.01 per share, for the three months ended March 31, 2005.

	Three Months Ended March 31,
	2006	2005	% Change
Loss before other income	$(92,147)	$(111,412)	-17.3%

Net Loss	$(91,170)	$(99,273)	-8.2%

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities provided cash of $15,871 and utilized cash of $341,953 during the three months ended March 31, 2006 and March 31, 2005, respectively. Net cash consumed by operating activities consisted of net losses, increases in prepaid expenses and other current assets and decreases in accounts payable and accrued expenses. The cash decrease is offset by increases in depreciation, amortization and decreases in accounts receivable and inventories.

Net cash used in investing activities $34,352 and $72,843 during the three months ended March 31, 2006 and March 31, 2005, respectively. The purchase of a new milling machine in January 2006 accounts for the majority of the use of cash for investing activities.

There was no activity related to financing during the three months ended March 31, 2006 as compared with $92,660 provided during the three months ended March 31, 2005 from the late December 2004 exercise of stock options.

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

RISK FACTORS THAT COULD AFFECT FUTURE RESULTS

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this document and in the information incorporated by reference into this document. Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in our Annual Report on Form 10-KSB, our Quarterly Reports on 10-QSB; and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), including any subsequent reports filed on Forms 10-KSB, 10-QSB and 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We have a history of operating losses.

We have experienced fluctuations in our revenues and this may continue in the future.

We have nine years of operating history with our zone cabling and wireless products, which may make your evaluation of our business difficult.

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

The exercise of our outstanding stock options could adversely affect our outstanding common stock. Our stock option plans are an important component of our compensation program for our employees and directors. As of March 31, 2006, we have issued and outstanding options to purchase 5,659,070 shares of common stock with exercise prices ranging from $0.78 to $2.30 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future funding by the sale of equity. The exercise of such options may dilute the percentage ownership interest of our existing stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our management, including our CEO and CFO, concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting.

With the exception of the remedial action related to the material weakness noted above, there have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On May 5, 2006 Erik Wiisanen, Vice President – Sales and Marketing of the Company’s Omega Metals division, was appointed Interim President and CEO replacing John E. Presley who remains a director. Messrs. Wiisanen and Presley are brothers-in-law. Mr. Wiisanen has been vice president in charge of sales and marketing for Omega Metals since 1981 and has been a director of the Company since December 1999.

Mr. Wiisanen is an “at will” employee and does not have a written employment agreement. He receives a base salary at the rate of $125,000 per annum. He may receive bonus payments if granted by the Compensation Committee and is eligible to receive grants of stock or options under the 2004 Employee Stock Incentive Plan and as director may receive options under the 2004 Director Stock Option Plan. Any grants under the 2004 Employee Stock Incentive Plan are set by the Compensation Committee. Grants under the 2004 Director Stock Option Plan are pursuant to a formula set forth in the plan. As an employee he is eligible to receive employee benefits generally available to all employees of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

10.1	Executive officer vacation benefit agreement. *

10.2	Executive officer vacation benefit agreement. *

31	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

*	Indicates a management contract or compensation plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2006

AMERICAN ACCESS TECHNOLOGIES, INC.

By:	/s/ ERIK WIISANEN
Erik Wiisanen
Interim President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOSEPH F. MCGUIRE
Joseph F. McGuire
Chief Financial Officer
Treasurer & Secretary
(Principal Financial Officer)