Form 10QSB
period 2006-06-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 2006-08-11
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at August 9, 2006 was 7,577,782.

Transitional Small Business Disclosure Format    YES  ☐.    NO  ☒.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

FORM 10-Q Table of Contents For the Quarter Ended June 30, 2006

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

Unaudited

June 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$970,173
Accounts receivable, net of allowance of $92,000	1,217,857
Inventories, net of allowance of $37,500	1,531,953
Prepaid expenses and other current assets	100,415

Total Current Assets	3,820,398

Property, plant and equipment, net	2,985,263
Intangible assets	66,092
Other assets	64,094
Notes receivable, other, net	—

Total Assets	$6,935,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$469,751
Accrued expenses	310,009

Total Current Liabilities	779,760
Commitments, Contingencies and Other Matters	—

Stockholders’ Equity:
Preferred stock, par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding, 0 shares	—
Common stock, par value $0.001 per share; authorized 30,000,000 shares; issued and outstanding, 7,577,782 shares	7,577
Additional paid-in capital	15,821,664
Deficit	(9,673,154)

Total Stockholders’ Equity	6,156,087

Total Liabilities and Stockholders’ Equity	$6,935,847

See notes to unaudited condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Net Sales:
Formed metal	$2,680,133	$2,294,121	$1,162,466	$1,214,878
Zone cabling	1,619,655	1,641,576	997,417	896,220

	4,299,788	3,935,697	2,159,883	2,111,098

Costs and Expenses:
Cost of sales	3,213,046	3,209,990	1,436,054	1,703,217
Selling, general and administrative	352,241	337,996	160,666	158,204
Compensation and related benefits	600,912	477,817	337,429	246,221
Stock-based compensation	12,583	29,150	12,583	11,750

	4,178,782	4,054,953	1,946,732	2,119,392

Income (Loss) Before Other Income	121,006	(119,256)	213,151	(8,294)

Other Income	16,606	48,835	15,630	36,696

Net Income (Loss)	$137,612	$(70,421)	$228,781	$28,402

Net Income (Loss) Per Common Share – Basic and diluted	$0.02	$(0.01)	$0.03	$0.00

Weighted Average Number of Common Shares	7,428,149	7,388,093	7,437,935	7,393,927

See notes to unaudited condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$137,612	$(70,421)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	246,757	202,401
Allowance for obsolete inventory	25,000	—
Stock-based compensation	12,583	29,150

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	55,131	(391,176)
Inventories	(115,865)	(90,755)
Prepaid expenses and other current assets	(52,904)	22,444
Increase (decrease) in:
Accounts payable and accrued expenses	(34,993)	155,456

Net cash and cash equivalents provided by (used in) operating activities	273,321	(142,901)

Cash Flows from Investing Activities:
Purchase of property and equipment	(47,091)	(863,309)
Proceeds from sale of investments	—	424,554
Increase in patent costs	—	(4,808)

Net cash and cash equivalents used in investing activities	(47,091)	(443,563)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	130,000	92,660

Net cash and cash equivalents provided by financing activities	130,000	92,660

Net Increase (Decrease) in Cash and Cash Equivalents	356,230	(493,804)
Cash and Cash Equivalents, Beginning	613,943	960,012

Cash and Cash Equivalents, Ending	$970,173	$466,208

Non-cash investing and financing activities:

During the six months ended June 30, 2006 two officers of the Company exercised, via cashless transactions, a total of 251,666 stock options with an exercise price of $1.05 and received a total of 12,582 shares of common stock.

During the six months ended June 30, 2006 the Company issued 18,040 shares of its $0.001 par value common stock with a total value of $37,500 to certain officers and employees of the Company in lieu of accrued vacation benefits.

See notes to unaudited condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Access Technologies, Inc. and Subsidiary (“the Company”, “American Access”, “our”, “we”, “us”) at June 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2006 and results of operations for the six and three months ended June 30, 2006 and June 30, 2005. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in the Company’s Form 10-KSB.

Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

2. Net Income (Loss) per Common Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”, which requires the presentation of both basic and diluted income (loss) per share. In accordance with SFAS Statement No. 128, basic earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options subject to anti-dilution limitations.

Basic net income (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding for the six months ended June 30, 2006 and June 30, 2005 and for the three months ended June 30, 2006 and June 30, 2005. Additionally, diluted income (loss) per share has not been presented for these same periods as it would not differ from basic net income.

3. Issuance of Common Stock

During the first quarter of 2006, the Board of Directors approved the terms of agreements with two officers under which all of their unused vacation time accrued for service prior to January 1, 2006 will be paid by issuance of shares of registrant’s common stock valued at $15,000 each pursuant to the registrant’s 2004 Employee Stock Incentive Plan. Due to this agreement, during the first quarter of 2006, a total of 14,432 shares, valued at $30,000, were issued to these two officers and an additional 3,608 shares, valued at $7,500, were also issued to an employee as compensation for their unused vacation time accrued for service prior to January 1, 2006.

During the second quarter of 2006, an officer of the Company exercised stock options with a strike price of $1.00 per share to purchase with cash 130,000 shares of $0.001 par value common stock. Additionally, two officers of the Company exercised a total of 251,666 stock options with a strike price of $1.00 per share as cashless exercises and received a total of 12,582 shares of $0.001 par value common stock.

4. Stock-Based Compensation

Stock Options

There were no grants of stock options during either the first or second quarters of 2006. However, due to two cashless option exercises, a total of $12,583 stock-based compensation expense was incurred.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123-R, a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement became effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. It supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all forms of share-based payments, including stock options, to be recognized as compensation expense when granted. The compensation expense is the fair value of the awards at the grant date. Further, it requires compensation cost to be recognized over the requisite service period for all awards granted subsequent to adoption.

FAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”

Effective January 1, 2006, the Company adopted FAS 123(R) to account for its stock-based compensation plans for officers, employees and directors and will do so using the modified prospective transition method. This will change the Company’s accounting for stock-based compensation related to incentive compensation awards and non-employee directors’ awards. The Company will expense, rather than disclose only, the fair value of these awards based on the Black-Scholes option-pricing model and will utilize the closing price of the Company’s common stock on the awards’ respective measurement dates.

As the Company had no unvested remaining compensation expense to recognize of January 1, and has not granted options during 2006, the Company’s results of operations for the six and three months ended June 30, 2006 were not affected by the adoption of this Standard. In accordance with the modified prospective transition method, the Company’s consolidated statements of earnings and cash flows for the prior-year quarter have not been restated and do not include the impact of FAS 123(R).

The Company has not yet determined a course of action with regard to the issuance of options during 2006. However, should options be issued, the Company may incur a significant expense.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the intrinsic value method prescribed by APB Opinion 25, “Accounting for Stock Issued to Employees, and related Interpretations.” As the Company granted stock options to employees, officers and directors with an exercise price equal to or above the market value of the stock on the date of grant, no stock-based compensation cost was recognized in net earnings as reported in the consolidated statements of earnings prior to adopting FAS 123(R).

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“FAS 123)” for the six and three months ended June 30, 2005:

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
Net Income (Loss):
As reported	$(70,421)	$28,402
Total stock-based compensation expense determined under fair value based methods for all awards	(24,004)	(11,389)

Pro forma	$(94,425)	$17,013

Income (Loss) per Share:
Basic:
As reported	$(0.01)	$0.00

Pro forma	$(0.01)	$0.00

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in the six and three months ended June 30, 2005. The following assumptions were applied in determining the pro forma compensation cost:

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
Risk Free Interest Rate	4.99%	4.99%
Expected Dividend Yield	—	—
Expected Option Life	1.25 years	1.25 years
Expected Stock Price Volatility	52 - 73%	52%

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

	Six Months Ended
	June 30, 2006			June 30, 2005
	Formed Metal Products	Zone Cabling Products	Total	Formed Metal Products	Zone Cabling Products	Total
Revenue	$2,680,133	$1,619,655	$4,299,788	$2,294,121	$1,641,576	$3,935,697
Investment income	2,346	1,418	3,764	4,663	3,337	8,000
Fixed asset additions	44,536	2,555	47,091	843,205	20,104	863,309

Depreciation and amortization	206,952	39,805	246,757	187,400	15,001	202,401
Segment income (loss)	85,776	51,836	137,612	(41,055)	(29,366)	(70,421)
Segment assets	$4,972,639	$1,963,208	$6,935,847	$4,762,931	$1,761,067	$6,523,998

	Three Months Ended
	June 30, 2006			June 30, 2005
	Formed Metal Products	Zone Cabling Products	Total	Formed Metal Products	Zone Cabling Products	Total
Revenue	$1,162,466	$997,417	$2,159,883	$1,214,878	$896,220	$2,111,098
Investment income	2,346	(265)	2,081	3,000	—	3,000
Fixed asset additions	10,184	2,555	12,739	796,297	—	796,297

Depreciation and amortization	115,215	9,226	124,441	121,781	(11,931)	109,850
Segment income (loss)	150,416	78,365	228,781	29,337	(935)	28,402
Segment assets	$4,972,639	$1,963,208	$6,935,847	$4,762,931	$1,761,067	$6,523,998

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

BUSINESS

American Access Technologies, Inc. is comprised of two divisions: zone cabling and Omega Metals. The zone cabling division develops and manufactures patented “zone cabling” and wireless telecommunication enclosures. These enclosures mount in ceilings, walls, raised floors, and certain modular furniture to facilitate the routing of telecommunications network cabling, fiber optics and wireless solutions to the workspace environment. We believe that zone cabling is a superior approach for growing and open office configurations or wherever frequent moves, additions and changes (“MACs”) of telecommunications services are a factor.

Our enclosures provide state-of-the-art flexible cabling and wireless solutions in the high-speed communication networks found throughout office buildings, hospitals, schools, industrial complexes and government buildings. Our patented product allows users to route cables into specific areas, where they are needed in a streamlined, flexible, and cost effective fashion. With recent standards issued by the Telecommunications Industry Association (“TIA”), our products have gained acceptance by architects, consultants and engineers. Zone cabling greatly facilitates subsequent MACs and upgrades for the network installations of today and tomorrow.

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

Omega Metals, Inc. (“Omega Metals”, “Omega”), a wholly-owned subsidiary of the Company since 1998, was merged into the Company effective February 3, 2005 and continues to operate as a separate division. The Omega Metals division is a precision sheet metal fabrication and assembly operation. Omega manufactures not only our zone cabling and wireless products, but also provides services such as precision stamping, bending, assembling, painting, powder coating and silk screening to a diverse client base including, but not limited to, engineering, technology and electronics companies, primarily in the Southeast. Due to the increased production capabilities gained by the utilization of our state-of-the-art laser cutter and our robotic welder, Omega has been successful in attracting new business, most recently from customers in the telecommunications and medical equipment industries.

The Company operates from a 67,500 sq. ft. manufacturing facility situated on 8 1/2 acres of land which is owned by the Company.

On May 8, 2003 we entered into an agreement with Chatsworth Products, Inc. (“CPI”), Westlake Village, CA establishing a five-year strategic alliance for the manufacture and sales of zone cabling and wireless products developed by American Access. These products, all of which are currently manufactured by American Access, are co-branded with the names of both American Access and CPI and are exclusively sold and distributed by CPI. Under the agreement, American Access will continue to manufacture the products, however, CPI will have manufacturing rights under certain circumstances. In connection with the alliance, CPI purchased 215,517 shares of American Access common stock in a private placement at $1.16 per share.

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

THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2005

OVERALL RESULTS OF OPERATIONS

For the six months ended June 30, 2006, we generated net income of $137,612, or $0.02 per share, as compared with the net loss of $70,421, or $0.01 per share over comparative six months in the prior year.

For the three months ended June 30, 2006, we generated net income of $228,781, or $0.03 per share, as compared with the net income of $28,402, or $0.01 per share over comparative three months in the prior year.

Our favorable results in the second quarter reflect the progress we have made in improving our gross margin by increased productivity, better pricing, and an improved mix of business. These results support our confidence in projecting a profitable 2006. However, quarter to quarter margin rates are subject to fluctuations due to many factors.

	For the Six Months Ended			For the Three Months Ended
	June 30, 2006	June 30, 2005	% of Change	June 30, 2006	June 30, 2005	% of Change
Income (loss) before other income	$121,006	$(119,256)	201.5%	$213,151	$(8,294)	2669.9%

Net Income	$137,612	$(70,421)	295.4%	$228,781	$28,402	705.5%

REVENUES

Total sales for the six months ended June 30, 2006 of $4,299,788 represent an increase of 9.3% ($364,091) as compared with total sales of $3,935,697 for the six months ended June 30, 2005.

Total sales for the three months ended June 30, 2006 of $2,159,883 represent an increase of 2.3% ($48,785) as compared with total sales of $2,159,883 for the three months ended June 30, 2005.

The Omega division formed metal sales of $2,680,133 and $2,294,121 for the six months ended June 30, 2006 and 2005, respectively, represent an increase in revenue of 16.8% ($386,012). Formed metal sales of $1,162,466 and $1,214,878 for the three months ended June 30, 2006 and 2005, respectively, represent a decrease in revenue of 4.3% ($52,412).

The zone cabling division sales of $1,619,655 and $1,641,576 for the six months ended June 30, 2006 and 2005, respectively, represent a decrease in revenue of 1.3% ($21,921). Zone cabling sales of $997,417 and $896,220 for the three months ended June 30, 2006 and 2005, respectively, represent an increase in revenue of 11.3% ($101,197).

We began increasing sales prices on the Omega Metals products during the latter part of 2005. We also refined our customer base and product selection, focusing on those products and customers best able to position us to improve our profit margin. The zone cabling division, which operates under contracts ranging from one year to three years with OEMs, has not only been successful in extending the initial contracts with certain OEMs but has also succeeded in negotiating and implementing increased sales prices.

For the six and three months ended June 30, 2006, sales to two customers, CPI and TYCO Electronics (“TYCO”), each accounted for more than 10% of total sales.

The CPI sales can be attributed to the Company’s marketing and manufacturing agreement with CPI. For the six and three months ended June 30, 2006, sales of $1,150,929 and $769,249, respectively, to CPI represent 26.8% and 35.6%, respectively, of total sales. Additionally, for the referenced periods, these sales represent 71.1% and 77.1%, respectively, of the zone cabling division sales.

For the six and three months ended June 30, 2006, sales of $490,022 and $259,616, respectively, to TYCO represent 11.4% and 12.0%, respectively, of total sales. The increase in sales to TYCO can be attributed not only to an increase in orders for fabricated metal parts but also for contracted assembly services.

We have always acknowledged that our zone cabling and wireless products have a longer sales cycle that depends on our products being incorporated into larger projects and, therefore, quarterly sales of these products are not consistent. We anticipate that sales will continue to reflect positive results from the relationships that our sales efforts have nurtured with the OEMs and the relationships that the CPI sales force has developed for these products.

	For the Six Months Ended			For the Three Months Ended
	June 30, 2006	June 30, 2005	% of Revenue Change	June 30, 2006	June 30, 2005	% of Revenue Change
Formed metal	$2,680,133	$2,294,121	16.8%	$1,162,466	$1,214,878	-4.3%
Zone cabling	1,619,655	1,641,576	-1.3%	997,417	896,220	11.3%

Total	$4,299,788	$3,935,697	9.3%	$2,159,883	$2,111,098	2.3%

COSTS AND EXPENSES

Cost of Sales

Direct and indirect costs incurred by the Company to have its products manufactured and assembled of $3,213,046 for the six months ended June 30, 2006 represent 74.7% as a percentage of revenues. This is a decrease of 6.8% as a percentage of revenues as compared with expenses of $3,209,990, which represent 81.6% as a percentage of revenues for the six months ended June 30, 2005.

Direct and indirect costs incurred by the Company to have its products manufactured and assembled of $1,436,054 for the three months ended June 30, 2006 represent 66.5% as a percentage of revenues. This is a decrease of 14.2% as a percentage of revenue as compared with expenses of $1,703,217, which represent 80.7% as a percentage of revenues for the three months ended June 30, 2005.

Material expense of $1,011,107 and $1,056,662 for the six months ended June 30, 2006 and 2005, respectively, represents a decrease of 3.3% as a percentage of revenues. For the three months ended June 30, 2006 and 2005, expense of $504,638 and $582,422, respectively, represents a decrease of 4.2% as a percentage of revenues.

Labor and related expense of $1,314,694 and $1,418,590 for the six months ended June 30, 2006 and 2005, respectively, represents a decrease of 5.4% as a percentage of revenues. For the three months ended June 30, 2006 and 2005, expense of $486,138 and $724,648, respectively, represents a decrease of 11.8% as a percentage of revenues.

During the latter months of 2005 and the early months of 2006, a variety of changes, which have had positive effects to varying extents on the profit margins of the two divisions, were initiated throughout the production cycle, the results of which are becoming evident with an improved gross profit margin:

•	we successfully negotiated a price increase with CPI which became effective January 1, 2006;

•	new pricing procedures were implemented for the formed metal products which enabled an improved and more timely absorption of changes in metal prices, energy and transportation costs;

•	standard costs and margins were analyzed by both customer and product which resulted in an improved and more timely ability to identify and reduce production of lower-margin products, thus allowing us to focus on the higher-margin products;

•	the Company continues to move toward its goal of lean manufacturing by implementing process changes which have reduced variable costs, improved the production flow, and reduced the length of time to produce a product, thereby enabling more orders to be completed and shipped;

•	we are becoming more efficient with both labor and material costs as we become more skilled with the engineering and utilization of our state-of-the-art laser-cutter and the robotic welder; and,

•	improvements in quality control processes have reduced the quantity and cost of rework.

The impact on cost of sales of improved scheduling, employee training and cross-training, process revisions, and the increased use of the laser cutter and the robotic welder has enabled the Company to:

•	decrease production staff by approximately 17% during the six months ended June 30, 2006, thereby, also reducing payroll taxes and insurances; and,

•	reduce the need for temporary labor from 1.3% as a percentage of sales as of March 31, 2006 to 0.2% as of June 30, 2006.

Margins will be affected quarter to quarter, perhaps significantly, by price adjustments, cost of sales, inventory obsolescence, the introduction of new products and the sales mix between the two divisions.

Our higher margin zone cabling division represented better than 46% of our total sales this quarter and clearly demonstrates the continued market acceptance of zone cabling products. It also reflects the success of our sales and marketing alliance with Chatsworth Products which represented approximately 36% of our total sales in the second quarter.

All other manufacturing expenses total $887,246 and $734,738 for the six months ended June 30, 2006 and 2005, respectively, represent an increase of 1.4% as a percentage of revenues. For the three months ended June 30, 2006 and 2005, expenses of $445,278 and $396,147 respectively, represent an increase of 1.2% as a percentage of revenues.

Depreciation expense has increased as a result of an increased investment in capitalized equipment. Building maintenance and taxes have increased slightly.

The increase in the inventory allowance for the six and three months ended June 30, 2006 of $25,000 and $12,500, respectively, represents an increase of 0.6% as a percentage of revenues for 2006. Inventory reserves are increasing as the limited life of certain products becomes evident.

The following table summarizes the primary components of Cost of Sales for the six and three months ended June 30, 2006 and 2005:

	Six Months Ended June 30,					Three Months Ended June 30,
	2006	% of Revenue	2005	% of Revenue	% of Change	2006	% of Revenue	2005	% of Revenue	% of Change
Materials	$1,011,107	23.5%	$1,056,662	26.8%	-3.3%	$504,638	23.4%	$582,422	27.6%	-4.2%
Labor & Related Exp.	1,314,694	30.6%	1,418,590	36.0%	-5.5%	486,138	22.5%	724,648	34.3%	-11.8%
Contracted Services	80,697	1.9%	60,644	1.5%	0.3%	32,349	1.5%	30,821	1.5%	0.0%
Supplies/Small Tools	127,356	3.0%	143,189	3.6%	-0.7%	66,435	3.1%	77,222	3.7%	-0.6%
Utilities	187,373	4.4%	149,552	3.8%	0.6%	93,306	4.3%	82,610	3.9%	0.4%
Shipping	108,983	2.5%	103,329	2.6%	-0.1%	57,958	2.7%	56,144	2.7%	0.0%
Site Exp/Depreciation	357,836	8.3%	278,024	7.1%	1.3%	182,730	8.5%	149,350	7.1%	1.4%
Inventory Allowance	25,000	0.6%	—	0.0%	0.6%	12,500	0.6%	—	0.0%	0.6%

Total Cost of Sales	3,213,046	74.7%	3,209,990	81.6%	-6.8%	1,436,054	66.5%	1,703,217	80.7%	-14.2%

Gross Margin	$1,086,742	25.3%	$725,707	18.4%	6.8%	$723,829	33.5%	$407,881	19.3%	14.2%

Selling, General and Administrative Expense

Selling, general and administrative expense of $352,241 and $337,996 for the six months ended June 30, 2006 and 2005, respectively, represents a decrease of 0.4% as a percentage of revenues. For the three months ended June 30, 2006 and 2005, expense of $160,666 and $158,204, respectively, represents a decrease of 0.1% as a percentage of revenues.

•	Sales commission expense has decreased as certain customer accounts are no longer included in the sales base used to calculate commissions for our external salesmen;

•	Bad debt expense represents net adjustments to the allowance for doubtful accounts. No bad debt expense was recognized for the six and three months ended June 30, 2005.

•	Professional services expense represents costs for accounting, legal and other consulting services. We anticipate consulting costs may increase as the Company continues to evaluate, document and test internal controls over financial reporting pursuant to Sarbanes-Oxley regulations.

•	General office expense includes the cost of processing fees to an external payroll service provider under contract effective January 1, 2006. Resources have been allocated to improve the functionality and security systems of our computer network.

The following table summarizes the primary components of Selling, General and Administrative expense for the six and three months ended June 30, 2006 and 2005:

	For the Six Months Ended			For the Three Months Ended
	June 30, 2006	June 30, 2005	% of Revenue Change	June 30, 2006	June 30, 2005	% of Revenue Change
Sales:
Commissions	$61,700	$118,386	-1.6%	$22,000	$58,808	-1.7%
Travel	29,231	32,658	-0.1%	13,088	17,652	-0.2%
Bad debt	63,361	—	1.5%	21,152	—	1.0%
Professional services:
Accounting	50,955	43,824	0.1%	27,964	14,248	0.6%
Legal	50,991	49,815	-0.2%	26,727	16,221	0.4%
Other	17,540	24,468	-0.1%	12,352	14,678	-0.1%
General office:
Equipment maintenance	11,571	8,087	0.1%	6,066	5,098	0.0%
Payroll services	13,254	—	0.3%	5,117	—	0.2%
Insurance	13,914	24,201	-0.4%	6,895	12,101	-0.3%
Utilities	17,311	16,411	0.0%	8,262	8,689	0.0%
Other	22,413	20,146	0.0%	11,043	11,159	0.0%

Total	$352,241	$337,996	-0.4%	$160,666	$158,204	-0.1%

Compensation and Related Benefits Expense

Compensation and related benefits expense of $600,912 and $477,817 for the six months ended June 30, 2006 and 2005, respectively, represents an increase of 1.9% as a percentage of revenues. For the three months ended June 30, 2006 and 2005, expense of $337,429 and $246,221, respectively, represents an increase of 4.0% as a percentage of revenues.

Salaries expense increased for both the six and three month periods ended June 30, 2006 as compared with the six and three month periods ended June 30, 2005. Contributing to this increase is the additional expense related to certain employees hired during the six months ended June 30, 2005. Additionally, during the three months ended June 30, 2006, a “restricted-use” bonus payment of $40,000 was issued to an officer.

Accrued vacation expense represents the value of earned, but unpaid vacation hours. The vacation expense for both the six and three months ended June 30, 2006 of $20,838, represents an increase of 0.5% and 1.0%, respectively, as a percentage of revenues for 2006.

The following table summarizes the primary components of Compensation and Related Benefits expense for the six and three months ended June 30, 2006 and 2005:

	For the Six Months Ended			For the Three Months Ended
	June 30, 2006	June 30, 2005	% of Revenue Change	June 30, 2006	June 30, 2005	% of Revenue Change
Salaries	$505,174	$405,121	1.5%	$278,817	$213,652	2.8%
Accrued vacation expense	20,838	—	0.5%	20,838	—	1.0%
Group insurance	29,739	22,471	0.1%	14,765	12,424	0.1%
Payroll taxes and insurance	45,161	50,225	-0.2%	23,009	20,145	0.1%

Total	$600,912	$477,817	1.9%	$337,429	$246,221	4.0%

Stock-Based Compensation Expense

Stock-based compensation expense of $12,583 and $29,150 for the six months ended June 30, 2006 and 2005, respectively, represents a decrease of 0.4% as a percentage of revenues. For the three months ended June 30, 2006 and 2005, expense of $12,583 and $11,750, respectively, represents 0.6% as a percentage of revenues for both periods.

During the six months and three months ended June 30, 2006, stock-based compensation expense was incurred as the result of cashless option exercises.

During the six months and three months ended June 30, 2005, stock-based compensation expense was for services rendered by outside counsel.

	For the Six Months Ended			For the Three Months Ended
	June 30, 2006	June 30, 2005	% of Revenue Change	June 30, 2006	June 30, 2005	% of Revenue Change
Stock-based compensation	$12,583	$29,150	-0.4%	$12,583	$11,750	0.0%

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities provided cash of $273,321 and utilized cash of $142,901 during the six months ended June 30, 2006 and June 30, 2005, respectively. Net cash consumed by operating activities consisted of increases in inventories and prepaid expenses and other current assets and decreases in accounts payable and accrued expenses. The cash increase from operations is in part attributable to increases in depreciation, amortization, the allowance for obsolete inventory, expense related to cashless stock transactions and accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2006 was $47,091 as compared with a utilization of $443,563 for the six months ended June 30, 2005.

For the six months ended June 30, 2006, the net cash provided by financing activities was $130,000 as compared with $92,660 for the six months ended June 30, 2005. The Company received $130,000 from the exercise of stock options for the six months ended June 30, 2006.

We believe that we can acquire additional working capital, if required, through the sale of additional securities, including the potential exercise of outstanding options, a private placement, or borrowings, including bank borrowing and private equity lines. Since our 67,500 sq. ft. plant is unencumbered, we also have the potential to mortgage it to raise capital. However, there are no assurances that we would be able to obtain such financing or, if obtained, that it would be on terms advantageous to the Company.

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

We depend significantly on one distributor for the sales of our zone cabling and wireless products.

Our failure to adequately protect our proprietary rights could adversely affect our ability to compete effectively.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation could adversely affect earnings.

The exercise of our outstanding stock options could adversely affect our outstanding common stock. Our stock option plans are an important component of our compensation program for our employees and directors. As of August 9, 2006, we have issued and outstanding options to purchase 3,878,700 shares of common stock with exercise prices ranging from $0.78 to $2.30 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future funding by the sale of equity. The exercise of such options may dilute the percentage ownership interest of our existing stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our management, including our Interim CEO and CFO, concluded that the disclosure controls and procedures were effective.

Internal Control Over Financial Reporting.

As of December 31, 2004, the Company had a deficiency in internal controls over the valuation of inventory. Specifically, an effective review of the labor and overhead allocation calculation was not performed. As a result of the ineffective review, an error in the year-end 2004 calculation was not detected prior to the issuance of the annual 2004 consolidated financial statements. This control deficiency resulted in the restatement of our annual 2004 consolidated financial statements. Management concluded that this control deficiency constitutes a material weakness.

We took remedial action to address and correct the weakness in our internal controls and disclosure controls identified subsequent to the end of 2004. These actions include adopting a more comprehensive review of the labor and overhead allocation calculation including performing a duplicate calculation. These procedures were put in place during the quarter beginning October 1, 2005.

Changes in Internal Control over Financial Reporting.

There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2006.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

Date: August 9, 2006

AMERICAN ACCESS TECHNOLOGIES, INC.

By:	/s/ ERIK WIISANEN
Erik Wiisanen
Interim President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOSEPH F. MCGUIRE
Joseph F. McGuire
Chief Financial Officer
Treasurer & Secretary
(Principal Financial Officer)