Form 10QSB
period 2006-09-30
AMERICAN ACCESS TECHNOLOGIES INC
filed 2006-11-14
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

Commission File No. 000-24575

AMERICAN ACCESS TECHNOLOGIES INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-3410234
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at November 13, 2006 was 7,577,782.

Transitional Small Business Disclosure Format     YES  ☐.    NO  ☒.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

FORM 10-Q Table of Contents

For the Quarter Ended September 30, 2006

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

Unaudited

September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,080,886
Accounts receivable, net of allowance of $92,000	1,258,022
Inventories, net of allowance of $74,500	1,576,195
Prepaid expenses and other current assets	123,886

Total Current Assets	4,038,989

Property, plant and equipment, net	2,894,381
Intangible assets	66,224
Other assets	50,458
Notes receivable, other, net	—

Total Assets	$7,050,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$607,511
Accrued expenses	293,616

Total Current Liabilities	901,127

Commitments, Contingencies, Subsequent Event and Other Matters	—

Stockholders’ Equity:
Preferred stock, par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding, 0 shares	—
Common stock, par value $0.001 per share; authorized 30,000,000 shares; issued and outstanding, 7,577,782 shares	7,577
Additional paid-in capital	15,821,664
Deficit	(9,680,316)

Total Stockholders’ Equity	6,148,925

Total Liabilities and Stockholders’ Equity	$7,050,052

See notes to unaudited condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Net Sales:
Formed metal	$4,056,863	$3,939,560	$1,376,730	$1,645,439
Zone cabling	2,306,462	2,353,840	686,807	712,264

	6,363,325	6,293,400	2,063,537	2,357,703

Costs and Expenses:
Cost of sales	4,793,920	5,056,086	1,580,873	1,845,718
Selling, general and administrative	581,894	583,509	229,653	241,906
Compensation and related benefits	868,138	723,792	267,227	249,999
Stock-based compensation	12,583	43,010	—	13,860

	6,256,535	6,406,397	2,077,753	2,351,483

Income (Loss) Before Other Income	106,790	(112,997)	(14,216)	6,220

Other Income	23,660	51,620	7,054	2,786

Net Income (Loss)	$130,450	$(61,377)	$(7,162)	$9,006

Net Income (Loss) Per Common Share—Basic and diluted	$0.02	$(0.01)	$0.00	$0.00

Weighted Average Number of Common Shares	7,478,023	7,392,949	7,577,782	7,401,593

See notes to unaudited condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$130,450	$(61,377)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	372,220	312,438
Allowance for obsolete inventory	62,000	—
Stock-based compensation	12,583	43,010
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	14,966	(630,327)
Inventories	(197,107)	(189,318)
Prepaid expenses and other current assets	(77,940)	18,805
Increase in:
Accounts payable and accrued expenses	86,374	415,619

Net cash and cash equivalents provided by (used in) operating activities	403,546	(91,150)

Cash flows from investing activities:
Purchase of property and equipment	(66,603)	(884,499)
Proceeds from sale of investments	—	424,554
Increase in patent costs	—	(5,640)

Net cash and cash equivalents used in investing activities	(66,603)	(465,584)

Cash flows from financing activities:
Proceeds from exercise of stock options	130,000	92,660

Net cash and cash equivalents provided by financing activities	130,000	92,660

Net increase (decrease) in cash and cash equivalents	466,943	(464,074)
Cash and cash equivalents, beginning	613,943	960,012

Cash and cash equivalents, ending	$1,080,886	$495,938

Non-cash investing and financing activities:

•      During the nine months ended September 30, 2006 two officers of the Company exercised, via cashless transactions, a total of 251,666 stock options with an exercise price of $1.05 and received a total of 12,583 shares of common stock.

•      During the nine months ended September 30, 2006 the Company issued 18,040 shares of its common stock with a total value of $37,500 to certain officers and employees of the Company in lieu of accrued vacation benefits.

See notes to unaudited condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Access Technologies, Inc. and Subsidiary (“the Company”, “American Access”, “our”, “we”, “us”) at September 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2006 and results of operations for the nine and three months ended September 30, 2006 and September 30, 2005, respectively. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in the Company’s Form 10-KSB.

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

Basic net income (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding for the nine months ended September 30, 2006 and September 30, 2005 and for the three months ended September 30, 2006 and September 30, 2005. Additionally, diluted income (loss) per share has not been presented for these same periods as it would not differ from basic net income.

3. Issuance of Common Stock

During the first quarter of 2006, the Board of Directors approved the terms of agreements with two officers under which all of their unused vacation time accrued for service prior to January 1, 2006 would be paid by issuance of shares of registrant’s common stock valued at $15,000 each pursuant to the registrant’s 2004 Employee Stock Incentive Plan. Due to this agreement, during the first quarter of 2006, a total of 14,432 shares, valued at $30,000, were issued to these two officers and an additional 3,608 shares, valued at $7,500, were also issued to an employee as compensation for their unused vacation time accrued for service prior to January 1, 2006.

During the second quarter of 2006, an officer of the Company exercised stock options with a strike price of $1.00 per share to purchase with cash 130,000 shares of common stock. Additionally, two officers of the Company exercised a total of 251,666 stock options with a strike price of $1.00 per share as cashless exercises and received a total of 12,582 shares of common stock.

There were no stock transactions during the third quarter.

4. Stock-Based Compensation

Stock Options

There have been no grants of stock options during 2006. However, due to two cashless option exercises, a total of $12,583 in stock-based compensation expense was incurred.

5. Recent Accounting Pronouncements

In September 2006, FASB Statement No. 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

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

As the Company had no unvested remaining compensation expense to recognize as of January 1, 2006 and has not granted any options during 2006, the Company’s results of operations for the nine and three months ended September 30, 2006 do not reflect any expense arising out of the adoption of this Standard. In accordance with the modified prospective transition method, the Company’s consolidated statements of earnings and cash flows for the prior-year quarter have not been restated and do not include the impact of FAS 123(R).

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

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“FAS 123)” for the nine and three months ended September 30, 2005:

	Nine Months Ended September 30,	Three Months Ended September 30,
	2005	2005
Net Income (Loss):
As reported	$(61,377)	$9,006
Total stock-based compensation expense determined under fair value based methods for all awards	(520,783)	(496,779)

Pro forma	$(582,160)	$(487,773)

Income (Loss) per Share:
Basic:
As reported	$(0.01)	$0.00

Pro forma	$(0.08)	$(0.07)

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in the nine and three months ended September 30, 2005. The following assumptions were applied in determining the pro forma compensation cost:

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
Risk Free Interest Rate	4.99%	4.99%
Expected Dividend Yield	—	—
Expected Option Life	1.25 years	1.25 years
Expected Stock Price Volatility	52 – 70%	54%

6. Segment Information

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

	Nine Months Ended
	September 30, 2006			September 30, 2005
	Formed Metal Products	Zone Cabling Products	Total	Formed Metal Products	Zone Cabling Products	Total
Revenue	$4,056,863	$2,306,462	$6,363,325	$3,939,560	$2,353,840	$6,293,400
Investment income	6,520	3,658	10,178	5,947	3,553	9,500
Fixed asset additions	54,105	12,498	66,603	864,395	20,104	884,499
Depreciation and amortization	278,911	93,309	372,220	187,400	125,038	312,438
Segment income (loss)	108,668	21,782	130,450	(38,421)	(22,956)	(61,377)
Segment assets	$5,080,750	$1,969,302	$7,050,052	$4,261,105	$2,545,959	$6,807,064

	Three Months Ended
	September 30, 2006			September 30, 2005
	Formed Metal Products	Zone Cabling Products	Total	Formed Metal Products	Zone Cabling Products	Total
Revenue	$1,376,730	$686,807	$2,063,537	$1,645,439	$712,264	$2,357,703
Investment income	4,173	2,241	6,414	1,047	453	1,500
Fixed asset additions	9,569	9,943	19,512	20,120	1,070	21,190
Depreciation and amortization	71,806	53,504	125,310	103,616	6,421	110,037
Segment income	22,892	(30,054)	(7,162)	5,638	3,368	9,006
Segment assets	$5,080,750	$1,969,302	$7,050,052	$4,261,105	$2,545,959	$6,807,064

7. Subsequent Event

On December 15, 2004, the Company filed seven suits in Small Claims Court in Clay County, Florida, related to a customer’s default on a $38,000 account receivable for the ultra-violet light product. The entire past due balance is reflected in the bad debt allowance. The customer, Enhance-It, Inc., subsequently responded by filing a counter-suit claiming breach of contract, negligence, fraud and misrepresentation in the United States District for the District of South Carolina, Beaufort Division. While the Company believes the counter-suit has little merit and is vigorously defending itself, it recently proposed a settlement of this matter. Based on this settlement offer the Company has accrued a loss of $40,000 for settlement of this matter at September 30, 2006 and does not believe that it will be subject to a loss in excess of $100,000 in this matter. The $40,000 amount is included in accrued expenses.

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

BUSINESS

American Access Technologies, Inc. is comprised of two divisions: zone cabling and formed metal. The zone cabling division develops and manufactures patented “zone cabling” and wireless telecommunication enclosures. These enclosures mount in ceilings, walls, raised floors, and certain modular furniture to facilitate the routing of telecommunications network cabling, fiber optics and wireless solutions to the workspace environment. We believe that zone cabling is a superior approach for growing and open office configurations or wherever frequent moves, additions and changes (“MACs”) of telecommunications services are a factor.

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

In light of the ever-changing telecommunications demands, we continue to expand our proprietary line of products to address the growing need for a multitude of box sizes, cable configurations and flexible installation and access. We continue to seek additional private labeling agreements with manufacturers for which we can customize our products to their specifications, thus allowing them to serve as an Original Equipment Manufacturer (“OEM”). We can also custom-label our current products to suit the design and development needs of our

OEMs. Many of our products are included in the catalog for government contracts and large private sector jobs with one of the nation’s top distributors of telecommunications systems products. We can also provide manufacturing and assembly services for our OEM partners for their related products.

Omega Metals, Inc. (“Omega Metals”, “Omega”), formerly a wholly-owned subsidiary of the Company since 1998, was merged into the Company effective February 3, 2005 and continues to operate as a separate division. The Omega Metals division is a precision sheet metal fabrication and assembly operation. Omega manufactures not only our zone cabling and wireless products, but also provides services such as precision “CNC” stamping, bending, assembling, painting, powder coating and silk screening to a diverse client base including, but not limited to, engineering, technology and electronics companies, primarily in the Southeast. Due to the increased production capabilities gained by the utilization of our state-of-the-art laser cutting FMS and our robotic welder, Omega has been successful in attracting new business, most recently from customers in the telecommunications and medical equipment industries.

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

Our significant accounting policies are more fully described in Note 1 to the consolidated financial statements at December 31, 2005, included in the annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (“SPE”s), nor do we have any “variable interest entities” (“VIE”s), as defined by FIN 46(R).

Inventory Valuation—Inventories are stated at the lower of cost or market, with cost determined using an average cost method. Inventory costs for finished goods and work-in-process include direct material, direct labor, production overhead, and outside services. Production overhead, including indirect labor, is allocated to finished goods and work-in-progress based on material consumption which is an estimate that could be subject to change in the near term.

Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The estimate is based on management’s assessment of the collectibility of specific customer accounts and includes consideration for credit worthiness and financial condition of those specific customers. We also will review historical experience with the customer, the general economic environment and the aging of our receivables. We record an allowance to reduce receivables to the amount that we reasonably believe to be collectible. Those estimates subject to potential change in the near term include allowances for doubtful accounts. Based on our historical collection experience, we currently feel our allowance for doubtful accounts is adequate.

Revenue Recognition—The Company recognizes revenue from product sales at the time the product is shipped and title passes to the customer. The Company believes that recognizing revenue at time of shipment is appropriate because the Company’s sales policies meet the four criteria of SAB 104, which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable, and (iv) collectibility is reasonably assured.

Contingencies—In accordance with SFAS No. 5, “Accounting for Contingencies,” we record an estimated loss from a loss contingency when information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Contingencies are often resolved over long time periods, are based on unique facts and circumstances, and are inherently uncertain. We regularly evaluate current information available to us to determine whether such accruals should be adjusted or other disclosures related to contingencies are required.

THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2005

OVERALL RESULTS OF OPERATIONS

For the nine months ended September 30, 2006, we generated net income of $130,450, or $0.02 per share, as compared with the net loss of $61,377, or $0.01 per share over comparative nine months in the prior year.

For the three months ended September 30, 2006, we generated a net loss of $7,162, or $0.0 per share, as compared with the net income of $9,006, or $0.0 per share over comparative three months in the prior year.

These results include a charge of $40,000 in the September 30th quarter related to a litigation matter. Absent this charge, third quarter and nine month net income would have been $32,838 and $170,450, respectively, compared to net income of $9,006 and net loss of $61,377 for the same periods in 2005.

The Company’s goal is to achieve sustained profitability, however, the results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2006. There are a number of factors that affect the Company’s business and the results of its operations. Quarter-to-quarter sales and margins rates are subject to fluctuations due to many factors. These factors include general economic and business conditions; the level of acceptance of the Company’s products; and its ability continue the aggressive marketing and sale of its products through a widening base of customers and strategic alliances with OEM’s in order to achieve its goals.

	For the Nine Months Ended			For the Three Months Ended
	September 30, 2006	September 30, 2005	% of Change	September 30, 2006	September 30, 2005	% of Change
Income (loss) before other income	$106,790	$(112,997)	194.5%	$(14,216)	$6,220	(328.6%)

Net Income (loss)	$130,450	$(61,377)	312.5%	$(7,162)	$9,006	(179.5%)

REVENUES

Total sales for the nine months ended September 30, 2006 of $6,363,325 represent an increase of 1.1% ($69,925) as compared with total sales of $6,293,400 for the nine months ended September 30, 2005.

Total sales for the three months ended September 30, 2006 of $2,063,537 represent a decrease of 12.5% ($294,166) as compared with total sales of $2,357,703 for the three months ended September 30, 2005.

The Omega Metals division formed metal sales of $4,056,863 and $3,939,560 for the nine months ended September 30, 2006 and 2005, respectively, represent an increase in revenue of 1.9% ($117,303). Formed metal sales of $1,376,730 and $1,645,439 for the three months ended September 30, 2006 and 2005, respectively, represent a decrease in revenue of 11.4% ($268,709).

The zone cabling division sales of $2,306,462 and $2,353,840 for the nine months ended September 30, 2006 and 2005, respectively, represent a decrease in revenue of 0.8% ($47,378). Zone cabling sales of $686,807 and $712,264 for the three months ended September 30, 2006 and 2005, respectively, represent a decrease in revenue of 1.1% ($25,457).

We began increasing sales prices on the Omega Metals products during the latter part of 2005. We continue to refine our customer base and product selection, focusing on those products and customers best able to position us to improve our profit margin. The zone cabling division, which operates under contracts ranging from one year to three years with OEMs, has not only been successful in extending the initial contracts with certain OEMs but has also succeeded in negotiating and implementing increased sales prices.

For the nine and three months ended September 30, 2006, sales to two customers, CPI and TYCO Electronics (“TYCO”), each accounted for more than 10% of total sales.

The CPI sales can be attributed to the Company’s marketing and manufacturing agreement with CPI. For the nine and three months ended September 30, 2006, sales of $1,541,905 and $372,020, respectively, to CPI represent 24.3% and 18.0%, respectively, of total sales. Additionally, for the referenced periods, these sales represent 66.9% and 54.2%, respectively, of the zone cabling division sales.

For the nine and three months ended September 30, 2006, sales of $815,314 and $324,749, respectively, to TYCO represent 12.9% and 15.7%, respectively, of total sales. The increase in sales to TYCO can be attributed not only to an increase in orders for fabricated metal parts but also for contracted assembly services.

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

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2006	2005	% of Revenue Change	2006	2005	% of Revenue Change
Formed metal	$4,056,863	$3,939,560	1.9%	$1,376,730	$1,645,439	-11.4%
Zone cabling	2,306,462	2,353,840	-0.8%	686,807	712,264	-1.1%

Total	$6,363,325	$6,293,400	1.1%	$2,063,537	$2,357,703	-12.5%

COSTS AND EXPENSES

Cost of Sales

Direct and indirect costs incurred by the Company to have its products manufactured and assembled of $4,793,920 for the nine months ended September 30, 2006 represent 75.3% as a percentage of revenues. This is a decrease of 5.0% as a percentage of revenues as compared with expenses of $5,056,086, which represent 80.3% as a percentage of revenues for the nine months ended September 30, 2005.

Direct and indirect costs incurred by the Company to have its products manufactured and assembled of $1,580,873 for the three months ended September 30, 2006 represent 76.6% as a percentage of revenues. This is a decrease of 1.7% as a percentage of revenue as compared with expenses of $1,845,718, which represent 78.3% as a percentage of revenues for the three months ended September 30, 2005.

Material expense of $1,538,716 and $1,623,718 for the nine months ended September 30, 2006 and 2005, respectively, represents a decrease of 1.6 % as a percentage of revenues. For the three months ended September 30, 2006 and 2005, expense of $526,767 and $576,493, respectively, represents a decrease of 1.6% as a percentage of revenues.

Labor and related expense of $1,846,586 and $2,202,073 for the nine months ended September 30, 2006 and 2005, respectively, represents a decrease of 6.0% as a percentage of revenues. For the three months ended September 30, 2006 and 2005, expense of $532,733 and $784,610, respectively, represents a decrease of 6.5% as a percentage of revenues.

During the latter months of 2005 and continuing through 2006, a variety of changes, which have had positive effects to varying extents on the profit margins of the two divisions, were initiated throughout the production cycle, the results of which are becoming evident with an improving gross profit margin:

•	we successfully negotiated two price increases with CPI; one which became effective January 1, 2006 and the second which became effective July 1, 2006;

•	new pricing procedures were implemented for the formed metal products which enabled an improved and more timely absorption of changes in metal prices, energy and transportation costs;

•	standard costs and margins were analyzed by both customer and product which resulted in an improved and more timely ability to identify and reduce production of lower-margin products, thus allowing us to focus on the higher-margin products;

•	the Company continues to move toward its goal of lean manufacturing by implementing process changes which have reduced variable costs, improved the production flow, and reduced the length of time to produce a product, thereby enabling more orders to be completed and shipped;

•	we are becoming more efficient with both labor and material costs as we become more skilled with the engineering and utilization of our state-of-the-art laser-cutter and the robotic welder; and,

•	improvements in quality control processes have reduced the quantity and cost of rework.

Margins will be affected quarter to quarter, perhaps significantly, by price adjustments, cost of sales, inventory obsolescence, the introduction of new products and the sales mix between the two divisions.

All other manufacturing expenses total $1,408,618 and $1,229,694 for the nine months ended September 30, 2006 and 2005, respectively, represent an increase of 2.7 % as a percentage of revenues. For the three months ended September 30, 2006 and 2005, expenses of $521,373 and $484,615 respectively, represent an increase of 4.6% as a percentage of revenues.

Depreciation expense has increased as a result of an increased investment in capitalized equipment. Building maintenance and taxes have increased slightly.

The increase in the inventory allowance for the nine and three months ended September 30, 2006 of $62,000 and $37,000, respectively, represents increases of 1.0% and 1.8%, respectively, as a percentage of revenues for 2006. Inventory reserves are increasing as the limited life of certain products becomes evident.

The following table summarizes the primary components of Cost of Sales for the nine and three months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,					Three Months Ended September 30,
	2006	% of Revenue	2005	% of Revenue	% of Change	2006	% of Revenue	2005	% of Revenue	% of Change
Materials	$1,538,716	24.2%	$1,623,718	25.8%	-1.6%	$526,767	25.5%	$576,493	24.5%	1.0%
Labor & Related Exp.	1,846,586	29.0%	2,202,674	35.0%	-6.0%	532,733	25.8%	784,610	33.3%	-7.5%
Contracted Services	168,147	2.6%	123,235	2.0%	0.6%	87,450	4.2%	67,334	2.9%	1.3%
Supplies/Small Tools	187,786	3.0%	223,262	3.5%	-0.5%	60,430	2.9%	100,485	4.3%	-1.4%
Utilities	283,831	4.5%	226,105	3.6%	0.9%	96,458	4.7%	87,964	3.7%	1.0%
Shipping	175,907	2.8%	169,398	2.7%	0.1%	66,924	3.2%	73,950	3.1%	0.1%
Site Exp/Depreciation	530,947	8.3%	487,694	7.7%	0.6%	173,111	8.4%	154,882	6.6%	1.8%
Inventory Allowance	62,000	1.0%	—	0.0%	1.0%	37,000	1.8%	—	0.0%	1.8%

Total Cost of Sales	4,793,920	75.3%	5,056,086	80.3%	-5.0%	1,580,873	76.6%	1,845,718	78.3%	-1.7%
Gross Margin	$1,569,405	24.7%	$1,237,314	19.7%	5.0%	$482,664	23.4%	$511,985	21.7%	1.7%

Selling, General and Administrative Expense

Selling, general and administrative expense of $581,894 and $583,509 for the nine months ended September 30, 2006 and 2005, respectively, represents a decrease of 0.2% as a percentage of revenues. For the three months ended September 30, 2006 and 2005, expense of $229,653 and $241,906, respectively, represents an increase of 0.8% as a percentage of revenues.

•	Sales commission expense has decreased as certain customer accounts are no longer included in the sales base used to calculate commissions for our external salesmen;

•	Bad debt expense represents net adjustments to the allowance for doubtful accounts. No bad debt expense was recognized for the nine and three months ended September 30, 2005.

•	Professional services expense represents costs for accounting, legal and other consulting services. Also included is a charge recorded in September of $40,000 due to discussions subsequent to quarter-end related to a litigation matter. We anticipate consulting costs may increase as the Company continues to evaluate, document and test internal controls over financial reporting pursuant to Sarbanes-Oxley regulations.

•	General office expense includes the cost of processing fees to an external payroll service provider under contract effective January 1, 2006. Resources have been allocated to improve the functionality and security systems of our computer network.

The following table summarizes the primary components of selling, general and administrative expense for the nine and three months ended September 30, 2006 and 2005:

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2006	2005	% of Revenue Change	2006	2005	% of Revenue Change
Sales:
Commissions	$96,700	$187,365	-1.4%	$35,000	$68,979	-1.4%
Travel	46,606	44,653	0.0%	17,375	11,994	0.2%
Bad debt	82,326	—	1.3%	18,964	—	0.8%
Professional services:
Accounting	78,426	108,809	-0.5%	27,471	64,985	-1.6%
Legal	124,397	89,655	0.4%	76,464	39,840	1.9%
Other	36,299	50,005	-0.2%	13,383	25,537	0.5%
General office:
Equipment maintenance	17,375	12,971	0.1%	5,804	4,884	0.0%
Payroll services	20,325	—	0.3%	7,071	—	0.3%
Insurance	21,246	27,160	-0.1%	7,331	2,958	0.2%
Utilities	26,438	25,711	0.0%	9,127	9,300	0.0%
Other	31,756	37,180	-0.1%	11,663	13,429	-0.1%

Total	$581,894	$583,509	-0.2%	$229,653	$241,906	0.8%

Compensation and Related Benefits Expense

Compensation and related benefits expense of $868,138 and $723,792 for the nine months ended September 30, 2006 and 2005, respectively, represents an increase of 2.3% as a percentage of revenues. For the three months ended September 30, 2006 and 2005, expense of $267,227 and $249,999, respectively, represents an increase of 0.7% as a percentage of revenues.

Salaries expense increased for both the nine and three months ended September 30, 2006 as compared with the nine and three months ended September 30, 2005. Contributing to this increase is the additional expense related to certain employees hired during the nine months ended September 30, 2005. Additionally, during the three months ended September 30, 2006, a “restricted-use” bonus payment of $40,000 was issued to an officer and an officer received an increase due to a promotion.

Accrued vacation expense represents the value of earned, but unpaid, vacation hours. The vacation expense for the nine and three months ended September 30, 2006 of $36,695 and $15,857, respectively, represents an increase of 0.6 % and 0.7%, respectively, as a percentage of revenues for 2006.

The following table summarizes the primary components of Compensation and Related Benefits expense for the nine and three months ended September 30, 2006 and 2005:

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	September 30, 2006	September 30, 2005	% of Revenue Change	September 30, 2006	September 30, 2005	% of Revenue Change
Salaries	$728,452	$617,083	1.8%	$223,277	$215,331	0.3%
Accrued vacation expense	36,695	—	0.6%	15,857	—	0.7%
Group insurance	43,838	35,790	0.1%	14,100	13,974	0.0%
Payroll taxes and insurance	59,153	70,919	-0.2%	13,993	20,694	-0.3%

Total	$868,138	$723,792	2.3%	$267,227	$249,999	0.7%

Stock-Based Compensation Expense

Stock-based compensation expense of $12,583 and $43,010 for the nine months ended September 30, 2006 and 2005, respectively, represents a decrease of 0.5% as a percentage of revenues. For the three months ended September 30, 2006, there was no stock-based compensation expense. This represents a decrease of 0.6% as a percentage of revenues as compared to $13,860 of expense incurred during the three months ended September 30, 2005.

During the nine months and three months ended September 30, 2006, stock-based compensation expense was incurred as the result of cashless option exercises.

During the nine months and three months ended September 30, 2005, stock-based compensation expense was for services rendered by outside counsel.

	For the Nine months Ended			For the Three Months Ended
	September 30, 2006	September 30, 2005	% of Revenue Change	September 30, 2006	September 30, 2005	% of Revenue Change
Stock-based compensation	$12,583	$43,010	-0.5%	$0	$13,860	-0.6%

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities provided cash of $403,546 and utilized cash of $91,150 during the nine months ended September 30, 2006 and September 30, 2005, respectively. Net cash consumed by operating activities consisted of increases in inventories and prepaid expenses and other current assets. The cash increase from operations is in part attributable to a decrease in accounts receivable and increases in depreciation, amortization, the allowance for obsolete inventory, accounts payable and accrued expenses and expense related to cashless stock transactions.

Net cash used in investing activities for the nine months ended September 30, 2006 was $66,603 as compared with a utilization of $465,584 for the nine months ended September 30, 2005.

For the nine months ended September 30, 2006, the net cash provided by financing activities was $130,000 as compared with $92,660 for the nine months ended September 30, 2005. The Company received $130,000 from the exercise of stock options for the nine months ended September 30, 2006.

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

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and changes in accounting for equity compensation could adversely affect earnings.

The exercise of our outstanding stock options could adversely affect our outstanding common stock. Our stock option plans are an important component of our compensation program for our employees and directors. As of November 13, 2006, we have issued and outstanding options to purchase 3,878,700 shares of common stock with exercise prices ranging from $0.78 to $2.30 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future funding by the sale of equity. The exercise of such options may dilute the percentage ownership interest of our existing stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

ITEM 3. CONTROLS AND PROCEDURES

Under the direction of our President and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2006; and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2006.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 15, 2004, the Company filed seven suits in Small Claims Court in Clay County, Florida, related to a customer’s default on a $38,000 account receivable for the ultra-violet light product. The entire past due balance is reflected in the bad debt allowance. The customer, Enhance-It, Inc., subsequently responded by filing a counter-suit claiming breach of contract, negligence, fraud and misrepresentation in the United States District for the District of South Carolina, Beaufort Division. In November 2006 the Company filed a motion for summary judgment on a substantial portion of the customers counter-suit and the Company’s counsel and counsel for the customer initiated settlement discussions.

ITEM 6. EXHIBITS

(a)	Exhibits:

	10.1	Employment Agreement with Timothy Adams dated September 1, 2006
	31	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Executive Officer and Principal Financial Officer
	32.1	Section 1350 Certification of the Principal Executive Officer
	32.2	Section 1350 Certification of the Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2006

AMERICAN ACCESS TECHNOLOGIES, INC.

By:	/s/ TIMOTHY ADAMS
Timothy Adams President & Chief Operating Officer (Principal Executive Officer)

By:	/s/ JOSEPH F. MCGUIRE
Joseph F. McGuire Chief Financial Officer Treasurer & Secretary (Principal Financial Officer)