Form 10KSB/A
period 2005-12-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2006-12-20
CIK 1043186

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

The aggregate market value of the common stock 7,159,190 shares held by non-affiliates, based on the closing price of the common stock on the Nasdaq Stock Market as of March 30, 2006 was $10,781,040.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

2

Explanatory Note

This Amendment No. 1 to Form 10-KSB for the year ended December 31, 2005 is being filed to amend Item 8A of the Annual Report on Form 10-KSB of American Access Technologies, Inc. which was filed on March 23, 2006. This filing does not reflect any subsequent information or events since December 31, 2005.

1

PART II

ITEM 8A. CONTROLS AND PROCEDURES

Under the direction of our President and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Control over Financial Reporting.

The Company previously reported in August 2005 that an error in the calculation of the valuation of inventory as of December 31, 2004 was discovered by an employee in our accounting department. This matter was promptly disclosed to our audit committee and independent auditor. We determined that as of December 31, 2004, the Company had a deficiency in internal controls over the valuation of inventory. Specifically, an effective review of the labor and overhead allocation calculation was not performed. As a result of the ineffective review, an error in the year-end 2004 calculation was not detected prior to the issuance of the annual 2004 consolidated financial statements. This control deficiency resulted in the restatement of our annual 2004 consolidated financial statements which restated financial statements were filed on Form 10-KSB/A for the year ended December 31, 2004 which was filed August 15, 2005. Management concluded that this control deficiency constituted a material weakness as of December 31, 2004 and undertook remedial action to address and correct this weakness in our internal controls and disclosure controls relating to valuation of inventory. During the quarter ended December 31, 2005 we made material changes in internal control over financial reporting by designing and evaluating additional controls requiring a more comprehensive review of the labor and overhead allocation calculation, including performing a duplicate calculation. Management concluded such additional controls were designed and operated effectively and, accordingly, the weakness was corrected by the end of the quarter. These changes in our internal control over financial reporting have materially affected our internal control over financial reporting during the quarter ended December 31, 2005.

ITEM 6. EXHIBITS

EXHIBIT INDEX

•	31 Section 302 Certifications of the Principal Executive Officer and Principal Financial Officer.

•	32.1 Section 1350 Certification of the Principal Executive Officer.

•	32.2 Section 1350 Certification of the Principal Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ACCESS TECHNOLOGIES, INC.

By /s/ Timothy Adams

Timothy Adams
President/Principal Executive Officer

Date: December 20, 2006

2

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Adams Timothy Adams	President and Principal Executive Officer	December 20, 2006

/s/ Joseph F. McGuire Joseph F. McGuire	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	December 20, 2006

/s/ Erik Wiisanen Erik Wiisanen	Vice President, Omega Metals and Director	December 20, 2006

/s/ Howard W. Kelley Howard W. Kelley	Independent Director	December 20, 2006

/s/ Ken Cornell Ken Cornell	Independent Director	December 20, 2006

/s/ Lamar Nash Lamar Nash	Independent Director	December 20, 2006

/s/ Clark Schaffer Clark Schaffer	Independent Director	December 20, 2006

/s/ John E. Presley	Director	December 20, 2006

3