Form 10KSB/A
period 2005-12-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2007-02-06
CIK 1043186

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-KSB for the year ended December 31, 2005 is being filed to amend Item 8A of the Annual Report on Form 10-KSB of American Access Technologies, Inc. which was filed on March 23, 2006 and amended on December 20, 2006. This filing does not reflect any subsequent information or events since December 31, 2005.

PART II

ITEM 8A. CONTROLS AND PROCEDURES

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2005 and our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX

•	31.1 Section 302 Certifications of the Principal Executive Officer and Principal Financial Officer.

•	32.1 Section 1350 Certification of the Principal Executive Officer.

•	32.2 Section 1350 Certification of the Principal Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ACCESS TECHNOLOGIES, INC.

By	/s/ Timothy Adams
Timothy Adams President, Chief Operating Officer (Principal Executive Officer)

Date: February 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Adams Timothy Adams	President, Chief Operating Officer and Director (Principal Executive Officer)	February 2, 2007

/s/ Joseph F. McGuire Joseph F. McGuire	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	February 2, 2007

/s/ Erik Wiisanen Erik Wiisanen	Vice President, Omega Metals and Director	February 2, 2007

/s/ Howard W. Kelley Howard W. Kelley	Independent Director	February 2, 2007

/s/ Ken Cornell Ken Cornell	Independent Director	February 2 , 2007

/s/ Lamar Nash Lamar Nash	Independent Director	February 2, 2007

Clark Schaffer	Independent Director	February 2, 2007