Form 10KSB
period 2006-12-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2007-03-12
CIK 1043186

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-24575

AMERICAN ACCESS TECHNOLOGIES, INC.

(Name of small business issuer in its charter)

Florida	59-3410234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6670 Spring Lake Road, Keystone Heights, FL 32656

(Address of principal executive offices, including zip code)

(352) 473-6673

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange in which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market

Securities registered under Section 12(g) of the Exchange Act:

None.

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

The issuer’s revenues for the fiscal year ended December 31, 2006 were $8,378,905.

The number of shares outstanding of the issuer’s common stock as of March 6, 2007 was 7,577,782 shares. The aggregate market value of the 7,113,898 common shares held by non-affiliates, based on the closing price of the common stock on the NASDAQ Stock Market as of March 6, 2007 was $6,829,342.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

GENERAL

American Access Technologies, Inc. (“the Company”, “American Access”, “our”, “us” or “we”) was incorporated on October 21, 1996, under the laws of the State of Florida. Our address is 6670 Spring Lake Road, Keystone Heights, FL 32656 and our telephone number is 352-473-6673.

The Company is comprised of two divisions: zone cabling and formed metals. The zone cabling division develops and manufactures patented “zone cabling” and wireless telecommunication enclosures. These enclosures mount in ceilings, walls, raised floors, and certain modular furniture to facilitate the routing of telecommunications network cabling, fiber optics and wireless solutions to the workspace environment. We believe that zone cabling is a superior approach for growing and open office configurations or wherever frequent moves, additions and changes (“MACs”) of telecommunications services are a factor.

Our enclosures provide state-of-the-art flexible cabling and wireless solutions in the high-speed communication networks found throughout office buildings, hospitals, schools, industrial complexes and government buildings. Our patented product allows users to route cables into specific areas where they are needed in a streamlined, flexible, and cost effective fashion. With recent standards issued by the Telecommunications Industry Association (“TIA”), our products have gained acceptance by architects, consultants and engineers. Because of the easy access to critical cabling provided by our enclosures, the zone cabling concept greatly facilitates subsequent MACs and upgrades for the network installations of today and tomorrow.

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

Omega Metals, Inc. (“Omega Metals”, “Omega”), formerly a wholly-owned subsidiary of the Company since 1998, was merged into the Company effective February 3, 2005 and continues to operate as a separate division. Omega Metals, a precision sheet metal fabrication and assembly operation, manufactures not only our zone cabling and wireless products, but also provides services such as precision “CNC” (Computer Numerical Controlled) stamping, bending, assembling, painting, powder coating and silk screening to a diverse client base including, but not limited to, engineering, technology and electronics companies, primarily in the Southeast. Due to the increased production capabilities gained by the utilization of our state-of-the-art laser cutting “FMS” (Flexible Manufacturing System) and our robotic welder, Omega has been successful in attracting new business, most recently from customers in the telecommunications and medical equipment industries.

On May 8, 2003, we entered into an agreement with Chatsworth Products, Inc. (“CPI”), Westlake Village, CA establishing a five-year strategic alliance for the manufacture and sales of zone cabling and wireless products developed by American Access. These products, all of which are currently manufactured by American Access, are co-branded with the names of both American Access and CPI and are exclusively sold and distributed by CPI. Under the agreement, American Access will continue to manufacture the products, however, CPI will have manufacturing rights under certain circumstances. In connection with the alliance, CPI purchased 215,517 shares of American Access common stock in a private placement at $1.16 per share.

On December 1, 2006, the Company and M & I Electric Industries, Inc. (“M & I”) signed a merger agreement. Upon closing of the transaction, M & I stockholders would receive approximately four shares of Company common stock for each share of Company common stock outstanding as of the effective time, but not more than 32,000,000 shares of our common stock. This would result in a change of control of the Company. The transaction would be accounted for under the purchase method of accounting as a reverse acquisition with M & I being treated as having acquired American Access as of the date of the completion of the merger. The transaction, which is subject to approval by the stockholders of both the Company and M & I, the authorization of additional shares of Company common stock, the authorization of a reverse stock split and authorization of a name change, is expected to be completed in the second quarter of 2007.

THE COMPANY’S BUSINESS

Businesses today strive to get and stay connected with faster and faster access to the Internet and more ways to communicate through computers, voice and video. We develop and manufacture telecommunications network infrastructure solutions to open office architecture to route high-speed cabling, copper wiring and telecommunications network infrastructures and wireless solutions into and throughout office buildings, hospitals, convention centers, schools, hotels, entertainment and theme parks, government buildings, and industrial complexes. As the need increases for high-speed communication networks, the streamlined distribution of cables and wires that carry that information is also important. Called “zone cabling” because cables are routed into specific areas as needed, our enclosures conveniently house equipment in ceilings, raised floors, walls and certain modular furniture. This dedication to providing total and flexible cabling and wireless solutions places the Company at the forefront of the telecommunications zone cabling industry.

THE COMPANY’S ZONE CABLING PRODUCTS

In 1996, we consulted with some of the leading telecommunications specialists and engineers and all were in agreement: no one had developed a device that met all of the industry standards and could effectively and efficiently be used to house and route telecommunications cables and wiring. However, the thought was that such a device was essential to complete the Open Office Architecture design. Our research verified that not only did no such enclosure exist, it indicated that no one was even developing such a zone device. Our zone cabling division capitalizes on the need for zone cabling solutions.

We proceeded to design and manufacture several telecommunications enclosures capable of housing and distributing telecommunications wiring and cabling which can mount in ceilings, walls, raised floors, and certain modular furniture. Our enclosures provide easy access to the cabling of the telecommunications system. Less cable is needed, thereby reducing material costs while increasing computer speed; initial installation and subsequent changes are easier and quicker, thereby reducing costly labor expense while causing fewer disruptions and reducing down time for office workers as work is performed. We currently hold four United States patents and eight foreign patents for the related technology of our zone and wireless cabling enclosures.

Our enclosures provide efficiency and flexibility and are plenum-rated and Underwriter’s Laboratories-approved as described in UL-2043. They can be used for almost all low voltage wiring systems including but not limited to voice, data, video, building controls, security, and fire/life/safety wiring systems. The enclosures are designed to accommodate all manufacturers’ equipment including various panels as well as fiber optic cables and wireless systems.

Product Application

Rather than having cables running from the workstation to the telecommunications closet, the cables will now run from the workstation to our enclosure, which is readily accessible through the ceiling grid system, a raised floor panel, or through a panel in modular furniture. The enclosures are designed to accommodate all the newly-developed Open Office Architecture wiring equipment and distribution connections as well as the configurations for wireless access. We produce standard enclosures that can be mounted in any standard ceiling grid or raised floor system and are physically attached to the building structure to support the weight of the equipment installed within the enclosure. The equipment is conveniently accessed through a door that opens from below the ceiling or above the floor for easy maintenance, installations and changes. Additionally, we have a variety of non-standard sizes as we have the capability to customize an enclosure for specific needs as well as having designed a system compatible with modular office furniture, allowing systems to be reconfigured in an office environment as needed. The new equipment just plugs in, creating less down time and less loss of productivity. Cables are easily re-routed and reused; less cable is used, thereby reducing the cost of materials and labor and costs are reduced not only with the initial installation, but also for subsequent system revisions.

Product Standards and Regulations

Markets for the Company’s zone cabling and wireless products encompass those entities which are required to meet governmental and industry standards during the execution of their services, such as the planning, design and installation of telecommunications systems not only for new construction but for certain refurbishments as well. In the United States, our products must comply with various regulations established by the Federal Communications Commission and Underwriters Laboratories, as well as standards established by Bell Communications and building codes. The zone enclosure has been approved by Underwriters Laboratories for low voltage communications and meets or exceeds the national electrical code requirements when used with appropriate fire foam kits in association with cable access penetration models.

The Company maintains membership in trade organizations such as the TIA, which sets telecommunications industry standards, and Building Industrial Consulting Services International. We are represented on four of the TIA’s subcommittees to study zone cabling, thus participating in recommendations for future standards and guidelines for its use.

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

Product Development

As the Company identifies the specific product needs of the telecommunications industry, products are developed to meet these needs. The products assist equipment manufacturers in marketing their own products.

The first development phase produced a low-voltage zone enclosure that mounts within the ceiling grid system. We then developed accessory equipment to permit cable penetrations and maintain fire rating. During the next phase, we developed an enclosure that serves as a termination, distribution or consolidation point within a raised floor data center. We then expanded the ceiling grid enclosure product line to include a higher-voltage termination enclosure that mounts into the ceiling grid system to house active electronics, including computer hubs, routers and switches. This unit accommodates fiber optics as well as conventional copper wiring. To further expand the functionality of our product, we designed an enclosure to fit inside selected modular office furniture.

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

During the latter part of 2005, American Access began to offer contract manufacturing services to our telecom partners. This service is the combination of manufacturing parts to print, managing the supply chain and utilizing the assembly and kitting skills that are already part of the zone cabling manufacturing program. Contract manufacturing services are sold to our OEM partners and are predominately those assemblies associated with our zone enclosures.

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

Mexican Patent No. 205.0/021576 issued September 25, 2003;

German Patent No. DE 698,08,462 T2 issued July 10, 2003;

Austrian Patent No. E 225 575 issued December 3, 2002; and

Great Britain as European Patent No. 0953221 issued February 10, 2002.

In addition to the enclosure patents, we hold U.S. Patent No. 6,201,687 for Modular Furniture Wall System and Method for Telecommunications Equipment and Wire Management In An Open Office Architecture which was issued March 13, 2001.

OMEGA METALS

Omega Metals, a division of American Access, is a precision sheet metal fabrication and assembly division which manufactures various products used in the telecommunications, electronics and medical industries. Omega was established in 1981, serving a diverse client base, including but not limited to engineering, technology and electronic companies, mostly in the Southeastern U.S. markets.

The manufacturing process is assisted by a state-of-the-art computer control system and has developed all of its services and products by utilizing computer-assisted design drawings (“CADD”). Master copies of our products are safeguarded at the home office and certain copies are available to outsource firms. Manufacturing services include precision punching, forming, laser-cutting, assembling, painting, powder coating and silk screening. The recent installation of a robotic welder and a laser-cutting machine has significantly improved production efficiencies. Quality control at Omega Metals is based on the Department of Defense’s military standard MIL-1-45208A and the principles of ISO 9000 (“International Organization of Standardization”). Inspection equipment is strictly maintained to assure consistent quality. Diversified equipment allows Omega Metals to handle a broad range of customer requirements. Strict attention to quality assures our customers of consistent production and conformity to their specific requirements.

Omega markets its services primarily through sales representatives who are independent contractors covering the Southeastern United States. Omega’s vice president of sales focuses directly on initiating and developing accounts.

SALES AND MARKETING

The telecommunications industry is beginning to promote zone cabling as a means to distribute fiber and short runs of enhanced copper. This cabling architecture provides the LAN broader band-width, increased speeds, and reduced costs associated with moves, adds, and changes.

On May 9, 2003, we entered into an agreement with CPI establishing a five-year strategic alliance for the manufacture and sales of zone cabling and wireless products developed by American Access. These products, which are currently manufactured by American Access, are co-branded with the names of both American Access and CPI and will be exclusively sold and distributed by CPI. Under the agreement, American Access will continue to manufacture the products but CPI will have manufacturing rights under certain circumstances. American Access currently manufactures all of such products. In connection with the alliance, CPI purchased 215,517 shares of American Access common stock in a private placement at $1.16 per share.

Our marketing plan envisions a distribution chain that includes forging relationships with and ultimately selling our products to:

•

Systems Providers - Original equipment manufacturers that buy and sell product and specify telecommunications systems to end-users. We have signed private label agreements with several manufacturers, for which we custom design products to their specifications, serving as an OEM, or private-label our standard and modified products to suit customers’ needs. Marketing through systems providers is similar to the tire manufacturer that broadens its sales success by selling tires to the automobile manufacturer for inclusion in the finished product. For us, being specified as part of a whole telecommunications system at the pre-design phase is an important part of our sales effort, so we focus on getting the word out to OEMs about the benefits of zone cabling;

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

As we build relationships on these four levels, the products we manufacture can be sold to systems providers and distributors, who in turn sell to contractors or directly to the end-user. Because our products are an integral part of a telecommunications network, we market them for inclusion in those networks, not as separate products. Our goal is to reach beyond the concept that our product is an alternative to traditional home run cabling and to make zone cabling the method of choice in the industry. We are accomplishing this goal by hiring independent contractors to manage sales and OEM accounts within designated territories. Currently, we utilize three independent sales agents who have years of experience and numerous contacts in the telecommunications systems sector. These representatives also cross-sell other metal fabricating jobs for Omega Metals.

Omega Metals utilizes geographically-based manufacturers’ representatives who are independent contractors to generate sheet metal fabrication sales. Omega Metals’ vice president of sales also calls on accounts and coordinates the sales efforts.

The Company uses several brochures to assist in marketing ranging from a one-page overview to an eight-page full color product and application brochure. We also maintain an Internet website for the casual visitor, the telecommunications expert or the investor. Additionally, the Internet website provides marketing support materials that can be downloaded and printed. All of these marketing/media materials provide company information, product information, engineering specifications, drawings, application for use, and features and benefits tailored to each individual market need. Questions and answers can be transmitted via e-mail feedback capability, query analysis for tracking of inquiries, lead generation for the distributors, and distribution of marketing materials to end-users not normally addressed by the individual distributors.

The Company also participates with its OEM partners in their corporate trade show booths and hospitality suites at which our zone cabling enclosures are displayed and marketed as a component of their product line. Our OEM partners market our products through a combination of advertising campaigns, catalogs, brochures, promotions, and direct sales and sales support of their distributor network.

Distribution and Sales

In addition to our relationships with our OEM partners and our strategic alliance with CPI, the Company assists in supporting our OEM’s authorized distributors that are providers of integrated cabling and network solutions that support business information and network infrastructure requirements. These distributors team with customers to implement network solutions by combining a variety of customized pre- and post-sale services and products from the world’s leading manufacturers.

COMPETITION

The market for telecommunications products is highly competitive and subject to rapid technological change, regulatory developments and emerging industry standards. The Company believes that the principal competitive factors in its markets are conformance to standards, reliability, safety, product features, price, performance and quality of customer support, however, there can be no assurance that the Company will compete successfully in the future with respect to these or other factors.

Omega competes against numerous metal fabrication shops in its market area. Primary competitive elements are price, quality and reliability.

EMPLOYEES

As of March 8, 2007, we employ approximately 100 persons. The Company has satisfactory relations with its employees.

RISK FACTORS

Our business is subject to a number of risks. We have identified the following as the most significant risks facing our business and financial results. Other risks are presented elsewhere in this document and in the information incorporated by reference into this document as listed in the Exhibit Index. Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-KSB, our Quarterly Reports on 10-QSB; and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), including any subsequent reports filed on Forms 10-KSB, 10-QSB and 8-K. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

GENERAL BUSINESS OPERATIONS AND FINANCIAL RISKS

Risks Related to our business:

We have had a history of operating losses.

We incurred net losses of approximately $25,000 in 2006, $196,000 in 2005, $986,000 in 2004, $842,000 in 2003, $967,000 in 2002, $1,441,000 in 2001 and $2,034,000 in 2000. Although we have been successful in the past two years reducing our net losses, our expenses are currently greater than our sales. Our ability to operate profitably depends on increasing our sales and achieving sufficient gross profit margins. We cannot assure you that we will operate profitably.

Negative economic conditions in our markets may adversely affect our revenues and gross margins.

National and local economic conditions, particularly in the Southeast, affect the levels of our revenue of both our formed metal and zone cabling products. We may also be adversely affected by a reduction in technology-related capital spending. Future negative economic conditions would adversely affect our revenues and gross margins.

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

In May 2003, we established CPI as our distributor for all of our zone cabling and wireless products to customers other than OEM customers. Accordingly, we are dependent on the performance of CPI to maintain relationships with our existing customers, other than OEM customers, and establish new customers for our products. Our distribution agreement with CPI lasts until May 2008. If CPI is not successful in maintaining good relationships with our existing customers, other than OEM customers, and developing new customers for our products or experiences significant reduction, delay or cancellation of orders from any of these customers, our operating results could be materially and adversely affected. If we do not extend our agreement with CPI, we will need to increase marketing and sales efforts and expenses to replace certain marketing and sales services now provided by CPI.

CPI purchased products representing approximately $1,844,000 or 22.0% and $1,813,000 or 21.5% of total sales for the years ended December 31, 2006 and 2005, respectively. These sales represent 66.0% and 58.6% of the zone cabling division’s sales for the years ended December 31, 2006 and 2005, respectively.

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

Our stock option plans are an important component of our compensation program for our employees and directors. At December 31, 2006, we have 3,810,700 outstanding options to purchase shares of common stock with exercise prices ranging from $0.78 to $2.30 per share with an average weighted exercise price of $1.47. Of the total outstanding, 3,419,000 are options outstanding to employees and officers/directors. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future funding through the sale of equity. The exercise of such options will dilute the percentage ownership interest of our existing stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Furthermore, the holders of the outstanding options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. However, due to the wide range of exercise prices, the likelihood that all outstanding options are exercised all at one time is highly unlikely.

If the price of our stock goes below $1.00 for 30 consecutive trading days, our stock could be delisted from the NASDAQ Stock Market.

Our stock is currently listed on the NASDAQ Capital Market. The NASDAQ Stock Market’s Marketplace Rules impose a minimum stock price of $1.00 per share for the continued listing of our stock. As of the date of this report, we are in compliance with all NASDAQ Capital Market listing requirements. If our stock price were to close below $1.00 for 30 consecutive trading days in the future we could be out of compliance and our stock would be subject to delisting if we did not achieve compliance within the 180-day cure period provided in the NASDAQ Marketplace Rules. If we are delisted, our stock’s liquidity would suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock’s trading price. Delisting also makes it more difficult for us to issue additional shares in order to secure additional financing.

Risks Related to the Proposed Merger with M& I Electric Industries, Inc.

On December 1, 2006, we entered into an Agreement and Plan of Merger with M & I Electric Industries, Inc., a Texas corporation. The following items have been identified as risks related to the potential merger with M & I:

•	Our shareholders will incur immediate and substantial ownership dilution.

•	After the merger, the stockholders of M & I will control the Company.

•

The merger agreement provides that two of our current independent directors will remain on the Board of Directors until the 2007 annual meeting. Management of M & I will be entitled to select the balance of our directors, subject to the requirement that a majority of our directors be independent in accordance with the governance rules of the NASDAQ Capital Market.

•	Our stock price and future business and operations will be substantially dependent on the operating results of M & I.

•	The costs of the merger could adversely affect our operating results.

•	Failure to complete the merger or delays in completing the merger could negatively impact our stock price and future business and operations.

•	We may experience problems in integrating the operations and systems of M & I following the merger.

•	The common stock issued pursuant to the merger could result in significant “market overhang” which could restrain or limit increases in the market value of our common stock.

•	Completion of the merger may substantially limit our ability to use our current net operating loss carry-forward to offset future income for Federal income tax purposes.

•

If we should fail to comply with each and every one of the requirements of the available exemptions from registration, the investors may have the right to rescind their acquisition of such shares in connection with the merger.

•	The combined company may not realize the anticipated benefits of the merger due to challenges associated with integrating the companies or other factors.

ITEM 2.	DESCRIPTION OF PROPERTY.

The Company maintains its corporate offices at 6670 Spring Lake Road, Keystone Heights, FL 32656. The corporate offices are located at our 67,500 sq. ft manufacturing facility which is situated on 8 1/2 acres of land owned by the Company in Northeast Florida and located midway between Jacksonville and Gainesville.

ITEM 3.	LEGAL PROCEEDINGS.

The litigation with Enhance-It, LLC in the U.S. District Court for the District of South Carolina, Beaufort Division, was terminated in December 2006. Management negotiated a settlement agreement which included the forgiveness of $38,000 trade receivable in conjunction with a payment of $75,000 to Enhance-It, LLC.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 28, 2006, the Company held its annual meeting of stockholders.

At the meeting:

Howard W. Kelley, Timothy C. Adams, Erik Wiisanen, Joseph F. McGuire, Lamar Nash, Kenneth M. Cornell and Clark Schaffer were elected as directors.

Director	Votes “For”	Votes “Abstaining or Withheld”	Broker Non-Votes
Howard W. Kelley	6,739,512	148,474	—
Timothy C. Adams	6,660,412	227,574	—
Erik Wiisanen	6,669,962	218,024	—
Joseph F. McGuire	6,660,012	227,974	—
Lamar Nash	6,732,112	148,874	—
Kenneth M. Cornell	6,750,287	137,699	—
Clark Schaffer	6,739,112	148,874	—

The recommendation of Tedder, James, Worden and Associates, P.A. as the Company’s independent accountants for the year ending December 31, 2006 was ratified by a vote of 6,911,443 “for” votes, 34,471 “against” votes and 67,320 “abstaining” or “withheld” and no broker non-votes.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK

The Company’s common stock trades on The NASDAQ Stock Market under the symbol “AATK”.

The following table sets forth quotations for the high and low sales prices for the Company’s common stock, as reported by NASDAQ, for the periods indicated below:

	High	Low	High	Low
	Year Ending December 31, 2006		Year Ending December 31, 2005
1st Quarter	$1.83	$1.28	$2.48	$1.21
2nd Quarter	$1.68	$0.94	$2.05	$1.28
3rd Quarter	$1.45	$0.99	$2.41	$1.71
4th Quarter	$1.36	$0.83	$2.10	$1.65

We have approximately 90 stockholders of record as of March 8, 2007 not including approximately 3,900 beneficial holders whose stock is held in street name. There are no contractual restrictions on our ability to pay dividends. No dividend has been declared or paid by the Company since inception. The Company does not currently anticipate that any dividends will be declared.

EQUITY COMPENSATION PLAN INFORMATION

The Company makes grants of options to purchase common stock of the Company individually and pursuant to its stock option plans. The Company has also used common stock and options to purchase common stock to pay consultants and advisors for services and to pay broker/dealers in connection with securities offerings. The following table summarizes information about outstanding equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,804,000	$1.47	324,800

Equity compensation plans not approved by security holders (2)	6,700	$2.30	—

Total	3,810,700	$1.47	324,800

(1)	Consists of options to purchase common stock pursuant to the Company’s Employee and Director Incentive Stock Option Plans and other shareholder-approved arrangements.
(2)	Consists of warrants to purchase common stock issued to registered broker dealers for brokerage services.

The Company has issued options to individuals and companies for services provided to the Company. Such options enable the holder to purchase common stock at a specified price and for a specified term, after which the option expires and may no longer be exercised. Reference is hereby made to Note 8 to the consolidated financial statements filed herewith for further information.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Our significant accounting policies are described in the footnotes to the consolidated financial statements included in this annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (“SPE”s), nor do we have any “variable interest entities” (“VIE”s), as defined by the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46(R).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. As more experience is acquired, as additional information is obtained and as our operating environment changes, actual results could differ from those estimates. Estimates subject to potential change include patent and asset useful life, the allocation of production overhead to inventory, inventory valuation and allowances for doubtful accounts and inventory obsolescence.

Revenue Recognition

The Company recognizes revenue from product sales at the time the product is shipped and title passes to the customer. The Company believes that recognizing revenue at time of shipment is appropriate because the Company’s sales policies meet the four criteria of FASB’s Staff Accounting Bulletin No. 104, which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable, and (iv) collectibility is reasonably assured.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The estimate is based on management’s assessment of the collectibility of specific customer accounts and includes consideration for credit worthiness and financial condition of those specific customers. We also will review historical experience with the customer, the general economic environment and the aging of our receivables and establish a general reserve. We record an allowance to reduce the receivables to the amount that we reasonably believe to be collectible. Those estimates subject to potential change in the near term include allowances for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market, with material cost determined using an average cost method. Inventory costs for finished goods and work-in-process include direct material, direct labor, production overhead and outside services. Production overhead, including indirect labor, is allocated to finished goods and work-in-progress based on material consumption which is an estimate that could be subject to change in the near term as additional information is obtained and as our operating environment changes.

Contingencies

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” we record an estimated loss from a loss contingency when information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Contingencies are often resolved over long time periods, are based on unique facts and circumstances, and are inherently uncertain. We regularly evaluate current information available to us to determine whether such accruals should be adjusted or other disclosures related to contingencies are required.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. We have adopted this standard effective January 1, 2006 and applied the modified prospective transition method as of that date. The calculation of fair value of stock option awards requires various estimates and the use of an option pricing model. The Company uses the Black-Scholes method of calculation the fair value of its stock options and warrants.

RESULTS OF OPERATIONS

SALES

Total sales for the year ended December 31, 2006 were $8,378,905, a decrease of 0.4% as compared to $8,416,610 for the year ended December 31, 2005.

The zone cabling division sales for the year ended December 31, 2006 were $2,796,181, or 33.4% of net sales, a decrease of $296,161 as compared to net sales of $3,092,342, or 36.8% of net sales, for the year ended December 31, 2005. CPI purchased products representing approximately $1,844,031 or 22.0% and $1,812,875 or 21.5% of total sales for the years ended December 31, 2006 and 2005, respectively. These sales represent 66.0% and 58.6% of the zone cabling division’s sales for the years ended December 31, 2006 and 2005, respectively.

The formed metals division sales for the year ended December 31, 2006 were $5,582,724, or 66.6% of net sales, an increase of $259,456 as compared to net sales of $5,323,268, or 63.2% of net sales, for the year ended December 31, 2005. Omega experienced increased sales with several long-term customers while successfully attracting additional new business.

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

	2006	% Sales	2005	% Sales
Formed metal	$5,582,724	66.6%	$5,323,268	63.2%
Zone cabling	2,796,181	33.4%	3,093,342	36.8%

Total	$8,378,905	100.0%	$8,416,610	100.0%

COSTS AND EXPENSES

Cost of sales represents expenses incurred by the Company to have its products manufactured, assembled and delivered. Costs of $6,411,082 represent 76.5% of sales for the year ended December 31, 2006, a 4.1% improvement as a percent of sales, as compared to costs of $6,782,026, which represent 80.6% of sales for the year ended December 31, 2005.

Material expense of $2,249,187 represents 26.8% of sales for the year ended December 31, 2006, a 0.3% increase as a percent of sales, as compared to expense of $2,233,895, which represents 26.5% of sales for the year ended December 31, 2005.

Labor and related expense of $2,230,489 represents 26.6% of sales for the year ended December 31, 2006, a 5.9% decrease as a percent of sales, as compared to expense of $2,737,740, which represents 32.5% of sales for the year ended December 31, 2005.

During the latter months of 2005 and continuing through 2006, a variety of changes, which have had positive effects to varying extents on the profit margins of the two divisions, were initiated throughout the production cycle, the results of which are becoming evident with an improving gross profit margin:

•	we negotiated two price increases with CPI; one which became effective January 1, 2006 and the second which became effective July 1, 2006;

•	new pricing procedures were implemented for the formed metal products which enabled an improved and more timely absorption of changes in metal prices, energy and transportation costs;

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

Other manufacturing expenses of $1,853,906 represent 22.2% of sales for the year ended December 31, 2006, a 0.6% increase as a percent of sales, as compared to expenses of $1,810,389, which represent 21.6% as a percent of sales for the year ended December 31, 2005.

The inventory allowance expense of $77,500 and $12,500 for the years ended December 31, 2006 and 2005, respectively, represents increases of 0.9% and 0.1%, respectively, as a percentage of sales for 2006 and 2005, respectively. The allowance reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, sales history, sales projections and the potential to re-engineer a slow-moving item into a more marketable product.

The following table summarizes the primary components of cost of sales for the year ended December 31 2006 and 2005:

	2006	% Sales	2005	% Sales	% Change
Materials	$2,249,187	26.8%	$2,221,395	26.4%	0.4%
Labor and related costs	2,230,489	26.6%	2,737,740	32.5%	-5.9%
Other manufacturing costs:
Contracted services	248,294	3.0%	203,697	2.4%	0.6%
Supplies/small tools	262,394	3.1%	299,861	3.6%	-0.5%
Utilities	377,649	4.5%	343,263	4.1%	0.4%
Shipping	232,071	2.8%	247,453	2.9%	-0.1%
Site expenses/depreciation	733,498	8.8%	716,117	8.6%	0.2%
Inventory allowance	77,500	0.9%	12,500	0.1%	0.8%
Total Cost of Sales	$6,411,082	76.5%	$6,782,026	80.6%	-4.1%
Gross Margin	$1,967,823	23.5%	$1,634,584	19.4%	4.1%

Selling, general and administrative costs of $870,511 represent 10.4% of sales for the year ended December 31, 2006 as compared to $810,298, which represents 9.6% of sales for the year ended December 31, 2005. The $60,000 increase in expense is due to:

•	an increase in bad debt expense of approximately $89,000,

•	an increase in legal fees of approximately $81,000,

•	expenses of approximately $49,000 related to the proposed merger with M&I Electric, Inc. and

•	a $6,000 increase in office expenses.

These increases are offset by:

•	a decrease of approximately $126,000 in commission sales expense,

•	a decrease in accounting services of approximately $26,000,

•	a decrease in consulting fees of approximately $9,000 and,

•	a decrease in dues and subscription fees of approximately $4,000.

Compensation and related benefits costs of $1,166,259 represent 13.9% of sales for the year December 31, 2006 as compared to costs of $1,022,103, which represent 12.1% of sales for the year ended December 31, 2005. The increase of approximately $144,000 is due to a payment to an officer of $40,000 for vacation compensation, an increase of approximately $32,000 in salaries and wages expense and an increase of vacation expense of approximately $14,000. Additionally, approximately $58,000 of engineering services which were allocated to cost of sales during 2005 were allocated to administrative compensation during 2006.

Stock-based compensation costs of $12,582 represent 0.2% of sales for the year ended December 31, 2006 as compared to $67,760 which represent 0.8% of sales for the year ended December 31, 2005. Of the 381,666 options exercised, all of which had a strike price of $1.00, 130,000 options were exercised for 130,000 shares of common stock via a cash payment. The remaining 251,666 options were exercised via “cashless” exercises for which 12,582 shares were issued which resulted in an expense of $12,582.

Costs and Expenses:	2006	% Sales	2005	% Sales	% Change
Cost of sales	$6,411,082	76.5%	$6,782,026	80.6%	-4.1%
Selling, general and administrative	870,511	10.4%	810,298	9.6%	0.8%
Compensation and related benefits	1,166,259	13.9%	1,022,103	12.1%	1.8%
Stock-based compensation	12,582	0.2%	67,760	0.8%	-0.7%

	$8,460,434	101.0%	$8,682,187	103.2%	-2.2%

The loss from operations of $81,529 represents an improvement of approximately $184,000 for the year ended December 31, 2006 as compared to a loss of $265,577 for the year ended December 31, 2005. This improvement is primarily the result of a decrease in cost of sales of 4.1%, approximately $371,000, as compared to the year ended December 31, 2005. Additionally, we recognized a decrease of approximately $55,000 related to stock-based compensation and stock-based payment for services. Offsetting these cost reductions are increases in compensation and related benefits costs of approximately $144,000 and increases in selling, general and administrative costs of approximately $60,000. These factors, in conjunction with a positive net effect of approximately $57,000 for other income and expenses, culminate in a net loss of approximately $25,000 for 2006, which is an improvement of approximately $171,000 as compared to a loss of approximately $196,000 for 2005.

	2006	% Sales	2005	% Sales	% Change
Loss Before Other Income/Expense	$(81,529)	-1.0%	$(265,577)	-3.2%	-2.2%
Net Loss	$(24,806)	-0.3%	$(196,072)	-2.3%	-2.0%

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provided cash of $107,841 during the year ended December 31, 2006 compared to $74,795 for the year ended December 31, 2005. Net cash consumed by operating activities consisted of net losses and a decrease in accounts payable and accrued expenses. The cash decrease is offset by increases in depreciation, amortization, options and stock issued as compensation, allowances for obsolete inventory, accounts receivable, inventories and prepaid expenses and other current assets.

Net cash used by investing activities for the year ended December 31, 2006 was $98,087 as compared to a utilization of $513,524 for the year ended December 31, 2005.

Net cash provided by financing activities was $130,000 for the year ended December 31, 2006 compared to a provision of $92,660 for the year ended December 31, 2005. Cash provided during 2006 was the result of the exercise of stock options on June 30, 2006. There were 130,000 options exercised with a $130,000 cash payment.

Our operating and capital requirements in connection with operations have been and will continue to be significant. Based on our current plans, we anticipate that sales earned from product sales will be the primary source of funds for operating activities. In addition to existing cash and cash equivalents, we may rely on bank borrowing or sales of securities to meet the basic capital and liquidity needs for the next twelve months. Additional capital may be sought to fund the expansion of our product line and marketing efforts, which may also include bank borrowing, a private placement of securities or the potential exercise of existing options. However, we have no agreements for funding at this time and there can be no assurance that funding will be available if we require it.

Proposed Merger with M & I Electric Industries, Inc.

The Company and M & I Electric Industries, Inc. signed a merger agreement on December 1, 2006. Upon closing of the merger, M & I stockholders would receive approximately four shares of Company common stock for each share of Company common stock outstanding as of the closing, but not more than 32,000,000 shares of our common stock, and would result in a change of control of the Company. The transaction would be accounted for under the purchase method of accounting as a reverse acquisition with M & I being treated as having acquired American Access as of the date of the completion of the merger. The transaction, which is subject to approval by the stockholders of both the Company and M & I, the authorization of additional shares of Company common stock, the authorization of a reverse stock split and authorization of a name change, is expected to be completed in the second quarter of 2007.

ITEM 7.	FINANCIAL STATEMENTS.

See the Company’s financial statements beginning on page F-2.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

As described under Item 3 of the Company’s Form 10-QSB for the quarter ended September 30, 2005 (filed on November 15, 2005), Item 3 of the Company’s Form 10-QSB for the quarter ended June 30, 2005 (filed on August 15, 2005) and Item 8A of the Company’s Form 10-KSB/A for the year ended December 31, 2004 (filed on August 15, 2005), Rachlin advised the Company and the Company disclosed that it had a material weakness resulting from a deficiency in internal controls over the valuation and reporting of inventory, which resulted in a restatement of the Company’s December 31, 2004 financial statements.

A letter from Rachlin indicating its agreement with the above disclosures was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed December 14, 2005.

The Company engaged Tedder, James, Worden & Associates, P.A. (“Tedder”) on December 14, 2005 as its new independent registered public accounting firm for its fiscal year December 31, 2005. During the two recent fiscal years and the subsequent interim period to December 14, 2005 and prior to Tedder’s appointment as our independent auditors, the Company did not consult with Tedder regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

ITEM 8A.	CONTROLS AND PROCEDURES.

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2006 and our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006. No change in internal control over financial reporting occurred during the quarter ending December 31, 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

Part III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors, executive officers, and key employees of the Company are as follows:

Name	Age	Position
Howard W. Kelley	64	Chairman of the Board, Independent Director
Timothy C. Adams	56	President, COO, Director
Joseph F. McGuire	48	CFO/Sec/Treasurer, Director
Erik Wiisanen	63	VP – Sales and Marketing, Omega Metals, Director
Lamar Nash	60	Independent Director
Kenneth M. Cornell	38	Independent Director
Clark Schaffer	49	Independent Director

Howard W. Kelley was appointed Chairman of the American Access board on May 5, 2006. He became a member of the Board of Directors and its Corporate Governance and Nominating Committee and the Audit Committee in May, 2005. Mr. Kelley is President of Jacksonville-based Sally Corporation, one of the oldest and largest designers and fabricators of animation robotics and dark rides used internationally in theme parks, museums, and attractions. Sally Corporation has affiliates in Australia, the United Kingdom, Spain, Japan, Korea, India, and the United Arab Emirates. Before joining Sally in 1985, Mr. Kelley spent over 25 years in broadcasting, including ten years in television management as a news director and later as Vice President and General Manager of Channel 12 WTLV, the NBC affiliate in Jacksonville, FL. Prior to this executive position he was a reporter, assignment editor, news producer and anchor, and has won a number of awards for broadcast journalism. Mr. Kelley is currently a member of the board of Environmental Tectonics Corporation (AMEX: ETC), a Philadelphia-based international engineering and manufacturer of aero-medical, safety training simulation, sterilizers and hyperbaric chambers. A Jacksonville native, Mr. Kelley received his undergraduate degree in broadcasting from the University of Florida. He is a PMD graduate of the Harvard Business School and the Japanese International School of Business Studies.

Timothy C. Adams was named President and Chief Operating Officer of American Access effective September 1, 2006 and was elected to the Board of Directors on December 28, 2006. Mr. Adams joined American Access as Vice President – Sales and Marketing effective January 1, 2005. He was responsible for directing sales and marketing for both divisions of American Access. He brings over thirty years of experience in sales, marketing, engineering and manufacturing to American Access. From 1991 to 2004 he was with Metcam, Inc., where he was director of sales. Prior to Metcam, he spent over three years at Belcan Corporation and over three years at Canron Industries, Inc. Prior to that, he was involved in product development and in manufacturing. He earned an M.B.A. from Xavier University and received his Bachelor of Science degree in industrial engineering from Purdue University.

Joseph F. McGuire was hired by American Access on June 4, 2000. The Board of Directors appointed him Chief Financial Officer and director of American Access on June 29, 2000. He has extensive experience in numerous Wall Street investment vehicles and has been a chief financial officer in that environment since 1989. Mr. McGuire is a 1980 graduate of the University of Notre Dame. From 1998 until June 2000, he was chief financial officer for Hirst Investment Management, Inc.; from 1997 to 1998, chief financial officer for MHR Fund Management; from 1995 to 1997, chief financial officer for the Common Fund; from 1994 to 1995, chief financial officer for Link Strategic Investors; and from 1989 to 1995, chief financial officer for John Henry & Co., Inc. Prior to 1989, he held management positions with Dean Witter Reynolds, Paine Webber, Inc., and Price Waterhouse.

Erik Wiisanen was American Access’ Interim President and Chief Executive Officer from May 5, 2006, to September 1, 2006. He has been Vice President—Sales and Marketing of American Access’ Omega Metals division since 1981 and continues in that position. He was elected a director of American Access in December 1999. Mr. Wiisanen graduated from Cornell University in 1965. He worked in banking as a vice president of Barnett Bank until 1970 and was a representative for shipping interests until helping found American Access’ wholly-owned subsidiary, Omega Metals, in 1981. He was co-founder, president and chairman of the Board of Directors of a private kindergarten. Mr. Wiisanen is the brother-in-law of John E. Presley, a former officer and director of American Access.

Lamar Nash became a member of the American Access Board of Directors and the audit committee in January 2003 and serves as Chairman of the Compensation Committee. He was a member of our advisory board from November 2001 to December 2002. Mr. Nash has served as Vice President of Business Development for Barton Malow Company’s Southern Region since February 2004. The construction company, ranked in the top 50 of construction companies in the U.S., has annual revenues exceeding $1.2 billion. From March 1996 to January 2004 Mr. Nash was Vice President and Corporate Marketing Officer for the Haskell Co., a top 100 design-build general contracting firm. He is former chairman and current director of Florida First Capital Finance Corporation; past president of Florida Economic Development Council; and former staff director of the Jacksonville, Florida Chamber of Commerce Committee of 100. He is a partner in the Florida Residential Housing Group, developers of extended stay hotels. In addition, Mr. Nash has co-owned a small business with annual sales of $5 million. He is a member of Georgia Economic Developers Association and Georgia Chamber of Commerce and is a licensed real estate broker. He is a 1969 graduate of the University of Florida.

Kenneth M. Cornell became a member of the Board of Directors and Chairman of the Board’s Audit Committee in April 2004. He attended the University of Florida’s Fisher School of Accounting Master’s Program and graduated in 1991. His previous employment experience includes working in the audit division of Ernst & Young in Atlanta, Georgia, where he serviced primarily small public and private entrepreneurial companies as well as some larger Fortune 500 companies. He served as the Chief Financial Officer of Log On America, a publicly held internet/telecommunications company from 1999 to 2002. While there, he was responsible for all internal and external financial reporting, due diligence reviews for various acquisitions, and establishment of internal controls and financial processes used to evaluate the various products and services offered by the company. He founded CornellCFO in 1997. CornellCFO has assisted companies in the high technology arena with financing, strategic alliances, merger and acquisition, and various turnaround services since 1997. In 2004, he closed CornellCFO in order to focus full time on his real estate practice. In 2004, he obtained is Real Estate license and in 2005, his brokers license. In 2006, he founded Cornell & Associates Your Real Estate Partner which specializes in high end residential real estate in Gainesville Florida. He holds his CPA license in Florida and is a member of the American Institute of Certified Public Accountants (AICPA)

Clark Schaffer became a member of the Board of Directors and its Audit Committee in August 2005 and has served as Chairman of the Corporate Governance and Nominating Committee since October 2006. He attended the University of North Florida and graduated with a BBA in Accounting in 1982. His previous employment history includes two years of audit for Smoak, Davis, and Nixon, CPA’s in Jacksonville, Florida. He followed that as a sole practitioner in St. Augustine for fifteen years where he served small to medium sized businesses. In the late nineties, Mr. Schaffer left public accounting to pursue financial positions in the private sector where he served as Controller for a privately held company and as Director of Finance, then CFO, of Balfour Beatty Rail, a division of a $5B multi-national public company. In 2004, he resigned to start three new companies: Books on Time Technology (a CPA firm) serving small businesses; CFOTrend (a technology consultancy) serving medium to large corporations; and Schaffer Consulting (CFO services). In 2006, he accepted the role of CFO for Hickory Foods, which manages Henry’s Hickory House, LLC and Bubba Foods, LLC, manufacturer of the branded “Bubba Burger”. Both operating companies are in part owned by John Morrell - a subsidiary of Smithfield Foods. He has held his CPA license in the State of Florida since 1987.

Our directors are elected yearly at our annual shareholders’ meeting. Vacancies may be filled by the Board of Directors until the next annual meeting. Officers may be removed at any time by the Board.

Code of Ethics

The Company has adopted a code of business conduct and ethics for its directors, officers and employees. Copies may be obtained at no charge by writing to: Joseph F. McGuire, Chief Financial Officer, 6670 Spring Lake Road, Keystone Heights, FL 32656.

Audit Committee; Audit Committee Financial Expert

The Board has established an audit committee composed solely of our independent directors Howard W. Kelley, Kenneth M. Cornell, Lamar Nash and Clark Schaffer. The Board has determined that Mr. Cornell is an audit committee financial expert.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table presents compensation information for the year ended December 31, 2006 for the persons who served as our principal executive officer and each of our two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year. No bonus payments were made for 2006. No expense was recognized for financial reporting purposes for stock option awards in 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Options Awards	All Other Compensation (1)	Total
Timothy C. Adams, President/COO	2006	$115,601	—	—	—	$115,601
Erik Wiisanen, Vice President Omega Metals	2006	$125,000	—	—	$15,000	$140,000
Joseph F. McGuire, Chief Financial Officer	2006	$127,500	—	—	$40,000	$167,500
John E. Presley, President (until May 5, 2006)	2006	$79,422	—	—	$15,000	$94,422

(1)	The amounts in this column represent payments made in 2006 for unused vacation days for periods prior to January 1, 2006.

During 2006, options to acquire 400,000 shares held by Mr. Presley were terminated prior to the original expiration date due to his termination of employment.

EXECUTIVE EMPLOYMENT CONTRACTS

On September 1, 2006 we entered into a two-year employment agreement with Timothy C. Adams, President and Chief Operating Officer. The agreement provides a minimum base salary of $150,000 per year, participation in our other employee benefit plans and participation in any management performance bonus plan, which may be established. If Mr. Adams’ employment is terminated without cause or due to his disability or death, or Mr. Adams terminates his employment with us due to a change in his status or position or diminution of his duties, or a reduction in his salary (other than in connection with a company-wide salary reduction applicable to similarly-situated executives), failure to increase his salary consistent with his performance review within 12 months since his previous salary increase (except if there are no salary increases for management personnel on a company-wide basis), our failure to agree to renew his employment agreement at least two months prior to the end of the then current term, Mr. Adams is entitled to a severance benefit equal to his base salary, the cost of continuation coverage under our health insurance plan and the cost of our contribution to benefit plans for a six month period following the date of termination. In the event Mr. Adams terminates his employment after there is a change of control of the Company, including a sale of substantially all its assets, a merger or similar reorganization or a liquidation or dissolution, he will also be entitled to the foregoing severance benefit if there is any increase in his duties inconsistent with his position, any reduction in his salary, a failure to increase his salary consistent with his performance review within 12 months since his previous salary increase or his most recent performance review, failure to continue any benefit plan, bonus plan stock option plan or deferred compensation plan unless a new plan is provided with equal or greater value, failure to agree to renew his employment agreement at least six months prior to the end of the then current term or failure or a successor of the company to affirm his employment agreement and the obligation therein.

On November 27, 2006 we entered into a two-year employment agreement with Erik Wiisanen, Vice President Sales and Marketing of Omega Metals our formed metal division. Mr. Wiisanen had been employed in such position without a written agreement. The agreement provides a minimum base salary of $125,000 per year, participation in our other employee benefit plans and participation in any management performance bonus plan, which may be established. If Mr. Wiisanen’s employment is terminated without cause or due to his disability or death, or Mr. Wiisanen terminates his employment with us due to a change in his status or position or diminution of his duties, or a reduction in his salary (other than in connection with a company-wide salary reduction applicable to similarly-situated executives), failure to increase his salary consistent with his performance review within 12 months since his previous salary increase (except if there are no salary increases for management personnel on a company-wide basis), our failure to agree to renew his employment agreement at least two months prior to the end of the then current term, Mr. Wiisanen is entitled to a severance benefit equal to his base salary, the cost of continuation coverage under our health insurance plan and the cost of our contribution to benefit plans for a three month period following the date of termination. In the event Mr. Wiisanen terminates his employment after there is a change of control of the Company, including a sale of substantially all its assets, a merger or similar reorganization or a liquidation or dissolution, he will also be entitled to the foregoing severance benefit if there is any increase in his duties inconsistent with his position, any reduction in his salary, a failure to increase his salary consistent with his performance review within 12 months since his previous salary increase or his most recent performance review, failure to continue any benefit plan, bonus plan stock option plan or deferred compensation plan unless a new plan is provided with equal or greater value, failure to agree to renew his employment agreement at least six months prior to the end of the then current term or failure or a successor of the company to affirm his employment agreement and the obligation therein.

Mr. McGuire is an “at will” employee with a current base annual salary of $127,500. He is eligible to receive employee benefits generally available to all employees of the Company and to receive bonus payments if granted by the Compensation Committee.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

The following table presents the outstanding equity awards held as of December 31, 2006 by each named executive officer. All such awards were stock options.

Number of Securities Underlying Unexercised Options
Name	Exercisable		Unexercisable	Option Exercise Price		Option Expiration Date
Timothy C. Adams	43,500 75,000	(1) (2)	— —	$ $	1.96 2.11	08/24/10 01/21/10

Erik Wiisanen	100,000 55,000 100,000 80,000 100,000 30,000 100,000 55,000 300,000	(3) (4) (5) (6) (7) (8) (9) (10) (11)	— — — — — — — —	$ $ $ $ $ $ $ $ $	1.96 1.96 1.53 1.53 1.13 1.13 .78 .78 1.00	08/24/10 08/01/10 07/26/09 07/26/09 12/22/08 12/22/08 07/01/07 07/01/07 05/02/07

Joseph F. McGuire	100,000 55,000 100,000 90,000 100,000 30,000 100,000 60,000 50,000	(12) (13) (14) (15) (16) (17) (18) (19) (20)	— — — — — — — —	$ $ $ $ $ $ $ $ $	1.96 1.96 1.53 1.53 1.13 1.13 .78 .78 1.00	08/24/10 08/01/10 07/26/09 07/26/09 12/22/08 12/22/08 07/01/07 07/01/07 05/02/07

John E. Presley	55,000 90,000 30,000 60,000 300,000	(21) (22) (23) (24) (25)	— — — — —	$ $ $ $ $	1.96 1.53 1.13 .78 1.00	08/01/10 07/26/09 12/22/08 07/01/07 05/02/07

The vesting dates of the foregoing options are as follows: (1) August 24, 2005 (2) January 21, 2005 (3) August 24, 2005 (4) August 1, 2005 (5) July 26, 2004 (6) July 26, 2004 (7) December 22, 2003 (8) December 22, 2003 (9) July 1, 2002 (10) July 1, 2002 (11) May 2, 2002 (12) August 24, 2005 (13) August 1, 2005 (14) July 26, 2004 (15) July 26, 2004 (16) December 22, 2003 (17) December 22, 2003 (18) July 1, 2002 (19) July 1, 2002 (20) May 2, 2002 (21) August 1, 2005 (22) July 26, 2004 (23) December 22, 2003 (24) July 1, 2002 (25) May 2, 2002.

DIRECTOR COMPENSATION

Our non-employee directors are paid $500 for each board and committee meeting attended in person and $250 for attendance at a meeting by telephone. We reimburse our directors for reasonable travel and lodging expenses incurred in attending meetings.

On July 23, 2004, our stockholders approved the 2004 Director Stock Option Plan. The plan provides for the automatic grant of options to acquire 50,000 shares of our common stock to each of our directors (including directors who are employees) on the first Monday following each annual meeting of stockholders. Each chairman of a committee of the Board of Directors is also entitled to an additional 10,000 stock options and each member of a committee is entitled to an additional 5,000 stock options. All options granted under the Director Plan are required to be issued at 100% of the fair market value on the Company’s common stock on the date of grant unless the Compensation Committee requires a higher price at the time of grant or such higher price is required under another provision of the Director Plan. Directors appointed other than at an annual meeting of stockholders are entitled to receive a pro-rata grant of options based on the date of appointment.

The board reduced the number of options that would be granted to each director on January 1, 2007, following our December 28, 2006 annual meeting of stockholders to 19,200 director stock options. On January 15, 2007, the board approved a director fee of $7,800 to be paid to the directors elected at the December meeting.

In December 2006, the board modified the early termination provisions of outstanding stock options issued under the director stock option plan for those stock options with exercise prices equal or greater to the fair market value of our stock on the date of the modification. As originally issued, the options could only be exercised for three months after a holder ceased to be a director except for reasons of death or disability. The modification allows the options to be exercised until the original option termination date if the holder’s termination as a director is in connection with, related to, effective as of, subject to, or occurs after a merger, reorganization, business combination, tender offer or similar transaction, or series of related transactions, which results in 50% or more of the voting securities of company being issued or transferred in connection with such a transaction, in which case the option may not be exercised later than the expiration date of the option. We calculated the compensation cost due to the modification of the stock options in accordance with FASB 123R by comparing the fair value of the modified options immediately before the modification and immediately after the modification and determined that the modification did not affect the fair value of the options. Accordingly, no compensation cost was incurred in connection with the modification.

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a non-employee director during the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Non-equity Incentive Plan Compensation	All Other Compensation (1)	Total
Howard W. Kelley	$2,000	—	—	—	$2,000
Lamar Nash	$1,750	—	—	—	$1,750
Kenneth M. Cornell	$2,000	—	—	—	$2,000
Clark Schaffer	$1,750	—	—	—	$1,750

(1)	The 19,200 options awarded to each of the directors elected at the 2006 annual meeting of stockholders have a grant date of January 1, 2007, which is the first Monday following the date of the annual meeting. As of December 31, 2006 the outside directors held stock options to purchase shares of common stock as follows: Howard W. Kelley—80,500, Lamar Nash—245,000, Kenneth M. Cornell—150,000 and Clark Schaffer—50,000.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of February 23, 2007, the beneficial ownership of the Company’s common stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company’s Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group. The number of shares beneficially owned by each holder includes any shares as to which the holder has sole or shared voting power or investment power and also any shares that the holder has the right to acquire as of April 24, 2007 (60 days after February 23, 2007) through the exercise of any stock option or other right. Unless otherwise indicated, each holder has direct ownership and sole voting and investment power (or shares such powers with his spouse) with respect to the shares set forth in the following table. Except as noted below, the address for all holders is c/o American Access Technologies, Inc., 6670 Spring Lake Road, Keystone Heights, Florida 32656.

Name and Address of Beneficial Holder	Number of Shares		Percent of Class
Erik Wiisanen	1,098,717	(1)	12.90%

Joseph F. McGuire	854,366	(1)	10.32%

John E. Presley 11926 Mandarin Road Jacksonville, Florida 32223	688,601	(1)	8.49%

Lamar Nash	239,200	(1)	3.06%

Kenneth M. Cornell	169,200	(1)	2.18%

Timothy C. Adams	137,700	(1)	1.78%

Howard W. Kelley	100,300	(1)	1.31%

Clark Schaffer	69,200	(1)	*

All directors and officers as a group (7 persons)	2,668,683	(1)	26.86%

Based upon 7,577,782 shares outstanding on February 23, 2007.

*	Indicates less than 1%
(1)	Includes shares which may be acquired by exercise of vested stock options as follows:

Name	Total
Erik Wiisanen	939,200
Joseph F. McGuire	704,200
John E. Presley	535,000
Lamar Nash	239,200
Kenneth M. Cornell	169,200
Timothy C. Adams	137,700
Howard W. Kelley	99,700
Clark Schaffer	69,200
All directors and officers as a group (7 persons)	2,358,400

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

All related party transactions are required to be reviewed and approved by an independent body of the Board of Directors composed solely of independent directors as defined in NASDAQ Rule 4350(d)(2)(A).

Director Independence

The Board has determined that directors Kenneth M. Cornell, Lamar Nash, Howard W. Kelley and Clark Schaffer are independent within The NASDAQ Stock Market’s director independence standards for NASDAQ listed issuers. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the independent directors in determining independence.

The entire Board acts as the Company’s compensation committee, including directors Erik Wiisanen, Timothy C. Adams and Joseph F. McGuire, who are not independent directors.

The compensation committee meets the independent requirements of The NASDAQ Stock Market which requires that:

•

the compensation of the chief executive officer of the Company must be determined, or recommended to the Board for determination a majority of the independent directors of the Board and that the chief executive officer may not be present during voting or deliberations; and

•	the compensation of all other executive officers must be determined, or recommended to the Board for determination by a majority of the independent directors.

ITEM 13.	EXHIBITS.

See exhibits index immediately following the signature page. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request to Joseph F. McGuire, American Access Technologies, Inc., 6670 Spring Lake Road, Keystone Heights, FL 32656.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Tedder, James, Worden and Associates, PA (“Tedder”) audited the financial statements for the years ended December 31, 2006 and 2005. Fees listed for 2005 were for services rendered by Rachlin Cohen & Holtz LLP (“Rachlin”), the Company’s former independent auditor for the year ended December 31, 2004.

Fees related to services performed were as follows:

	2006	2005
Audit Fees (1)	$93,200	$77,633

Audit-Related Fees (2)	—	38,450

Tax Fees (3)	5,000	5,000

All Other Fees (4)	7,174	14,268

Total	$105,374	$135,351

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Audit–related fees represent fees for professional services provided in connection with the restatement of the 2004 10-KSB.
(3)	Tax fees principally included tax advice, tax planning and tax return preparation.
(4)	Other fees represent fees for professional services provided in connection with the annual shareholders’ meeting, transition-related costs, the proposed merger and the review of various SEC filing documents.

The Audit Committee has approved all of the above fees.

The Audit Committee, comprised of Kenneth M. Cornell (Chairman), Lamar Nash, Howard W. Kelley, and Clark Schaffer, has reviewed and discussed with the Company’s management and with Tedder, James, Worden and Associates, PA the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-KSB for the Company’s 2006 fiscal year. The Audit Committee has also discussed with Tedder, James, Worden and Associates, PA the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-KSB for its 2006 fiscal year for filing with the SEC.

Audit Committee’s Pre-Approval Policies

The Audit Committee’s policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company’s independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total sales paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ACCESS TECHNOLOGIES, INC.

By /s/ Timothy C. Adams
Timothy C. Adams
President and Chief Operating Officer
(Principal Executive Officer)

Date: March 8, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy C. Adams	President, Chief Operating Officer and Director	March 8, 2007
Timothy C. Adams	(Principal Executive Officer)

/s/ Joseph F. McGuire	Chief Financial Officer, Treasurer, Secretary and Director	March 8, 2007
Joseph F. McGuire	(Principal Financial Officer and Principal Accounting Officer)

/s/ Erik Wiisanen	Vice President, Omega Metals and Director	March 8, 2007
Erik Wiisanen

/s/ Howard W. Kelley	Director	March 8, 2007
Howard W. Kelley

/s/ Kenneth M. Cornell	Director	March 8, 2007
Kenneth M. Cornell

/s/ Lamar Nash	Director	March 8, 2007
Lamar Nash

/s/ Clark Schaffer	Director	March 8, 2007
Clark Schaffer

E XHIBIT INDEX

•

3(a) Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by Reference to Exhibit 3(a) to Amendment No. 1 to Registrant’s Registration Statement of Form SB-2 – File No. 333-43589.)

•	3(b) Bylaws of the Registrant. (Incorporated by Reference to Exhibit 3(b) to Amendment No. 1 to Registrant’s Registration Statement of Form SB-2 – File No. 333-43589.)

•	3(c) Articles of Amendment to Articles of Incorporation. (Incorporated by Reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10Q-SB for quarter ended September 30, 1998.)

•	10.1 Employee 2000 Stock Option Plan. (Incorporated by Reference to Exhibit 8.16 to Registrant’s Form 10K-SB as filed April 20, 2000.)*

•	10.2 Directors 2000 Stock Option Plan. (Incorporated by Reference to Exhibit 8.17 to Registrants Form 10K-SB as filed April 20, 2000.)*

•	10.3 Employment Agreement executed by John E. Presley on May 2, 2002. (Incorporated by reference to Exhibit 23 to the Registrant’s Form 10K-SB, filed March 28, 2003.)*

•	10.4 Employment Agreement executed by Erik Wiisanen on May 2, 2002. (Incorporated by reference to Exhibit 24 to the Registrant’s Form 10K-SB, filed March 28, 2003.)*

•	10.5 Employment Agreement executed by Joseph F. McGuire on May 2, 2002. (Incorporated by reference to Exhibit 25 to the Registrant’s Form 10K-SB, filed March 28, 2003.)*

•	10.6 Amended 2000 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)*

•	10.7 Amended 2000 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)*

•

10.8 Manufacturing and Marketing Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (portions omitted pursuant to a request for confidentiality.) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)

•

10.9 Stock Purchase and Sale Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)

•	10.10 Standstill Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10Q-SB, filed August 11, 2003.)

•	10.11 2004 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10Q-SB, filed August 4, 2004.)*

•	10.12 2004 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10Q-SB, filed August 4, 2004.)*

•

10.13 Form of Employees Stock Option Agreement under 2004 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-8; file number 333-118178.)*

•

10.14 Form of Director Stock Option Agreement under 2004 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form S-8; file number 333-118178.)*

•	10.15 Summary of unwritten employment contract for named executive officer – March 2006. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10K-SB, filed March 31, 2006.)*

•

10.16 Summary of Director compensation for attending meetings of the Board of Directors and committees – March 2005. (Incorporated by reference to Exhibit 10.28 to Registrant’s Form 10K-SB, filed March 23, 2005.)*

•	10.17 Purchase Order for laser cutting machine. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10K-SB, filed March 23, 2005.)

•	10.18 Summary of unwritten employment contract for named executive officer – February 2007*

•	10.19 Executive officer vacation benefit agreement dated March 3, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10Q-SB, filed May 12, 2006.)*

•	10.20 Executive officer vacation benefit agreement dated March 3, 2006. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10Q-SB, filed May 12, 2006.)*

•	10.21 Employment Agreement with Timothy C. Adams dated September 1, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10Q-SB, filed November 14, 2006.)*

•	10.22 Employment Agreement with Erik Wiisanen on November 27, 2006*

•	10.23 Agreement and Plan of Merger dated December 1, 2006, by and among the Company, AAT Merger Subs, Inc. and M & I Electric Industries, Inc.

This exhibit does not include the due diligence disclosure manuals of the Company and M & I Electric Industries, Inc. and the following exhibits to the Agreement and Plan of merger:

Exhibit A – M & I Stockholder Voting Agreements

Exhibit B – The Company’s Voting Agreements

Exhibit C – Exchange Ratio

The Company undertakes to furnish such schedules and exhibits to the Commission upon its request.

•	10.24 Form of Director Stock Option Amendment dated December 14, 2006, under 2004 Director Stock Option Plan. *

•	14 Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Form 10K-SB, filed March 21, 2004.)

•	21 Subsidiaries of the Small Business Issuer.

•	23 Consent of Tedder, James, Worden & Associates, P.A.

•	31 Section 302 Certifications of the Principal Executive Officer and Principal Financial Officer.

•	32.1 Section 1350 Certification of the Principal Executive Officer.

•	32.2 Section 1350 Certification of the Principal Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement.

AMERICAN ACCESS TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

To the Board of Directors and Stockholders

American Access Technologies, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of American Access Technologies, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Access Technologies, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

Orlando, Florida

March 6, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$753,697
Accounts receivable, trade, net of allowance of $92,000	1,251,702
Accounts receivable, other	89,233
Inventories, net of allowance of $90,000	1,617,523
Prepaid expenses and other current assets	81,985

Total current assets	3,794,140

Property, plant and equipment, net	2,808,492
Intangible assets	63,225
Deferred tooling	41,321

Total assets	$6,707,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$486,837
Accrued salaries and employee benefits	123,568
Accrued marketing and manufacturing fees	52,058
Other accrued expenses	51,048

Total current liabilities	713,511

Commitments, contingencies and other matters

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 1,000,000 shares; issued and outstanding, -0- shares
Common stock, $.001 par value; authorized 30,000,000 shares; issued and outstanding, 7,577,782	7,578
Additional paid-in capital	15,821,661
Accumulated deficit	(9,835,572)

Total stockholders’ equity	5,993,667

Total liabilities and stockholders’ equity	$6,707,178

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Net sales:
Formed metal	$5,582,724	$5,323,268
Zone cabling	2,796,181	3,093,342

	8,378,905	8,416,610

Costs and expenses:
Cost of sales	6,411,082	6,782,026
Selling, general and administrative	870,511	810,298
Compensation and related benefits	1,166,259	1,022,103
Stock-based compensation	12,582	67,760

	8,460,434	8,682,187

Loss from operations	(81,529)	(265,577)

Other income:
Other income	39,958	57,688
Interest income	16,765	11,817

Other income	56,723	69,505

Net loss	$(24,806)	$(196,072)

Net loss per common share—basic and diluted	$(.00)	$(.03)

Weighted average common shares outstanding—basic and diluted	7,501,981	7,397,189

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deficit	Total
	Shares	Amount
Balance, December 31, 2004	7,382,260	$7,382	$15,586,259	$(9,614,694)	$5,978,947

Year Ended December 31, 2005:
Common stock issued for services	34,900	35	53,865	—	53,900
Stock options granted for services	—	—	13,860	—	13,860
Net loss	—	—	—	(196,072)	(196,072)

Balance, December 31, 2005	7,417,160	$7,417	$15,653,984	$(9,810,766)	$5,850,635

Year Ended December 31, 2006:
Common stock issued for extinguishment of accrued vacation	18,040	18	25,238	—	25,256
Exercise of stock options	130,000	130	129,870	—	130,000
Exercise of stock options, cashless	12,582	13	12,569	—	12,582
Net loss	—	—	—	(24,806)	(24,806)

Balance, December 31, 2006	7,577,782	$7,578	$15,821,661	$(9,835,572)	$5,993,667

See notes to consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(24,806)	$(196,072)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	500,164	516,776
Stock options and stock issued for services	—	67,760
Exercise of stock options by employees, cashless	12,582	—
Allowance for obsolete inventory	77,500	12,500
Allowance for doubtful accounts	—	20,000
Gain on investment	—	(3,123)

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, trade	21,286	(357,128)
Accounts receivable, other	(89,233)	—
Inventories	(253,935)	(416,275)
Prepaid expenses and other current assets	(34,474)	21,213
Increase (decrease) in:
Accounts payable and accrued expenses	(101,243)	409,144

Net cash and cash equivalents provided by operating activities	107,841	74,795

Cash flows from investing activities:
Purchases of property, plant, equipment and small tools	(98,087)	(938,206)
Proceeds from sale of investments	—	427,677
Increase in patent costs	—	(2,995)

Net cash and cash equivalents used in investing activities	(98,087)	(513,524)

Cash flows from financing activities:
Proceeds from exercise of stock options	130,000	92,660

Net increase (decrease) in cash and cash equivalents	139,754	(346,069)
Cash and cash equivalents, beginning of year	613,943	960,012

Cash and cash equivalents, end of year	$753,697	$613,943

Non-cash investing and financing activities:
Interest income reinvested into cash and cash equivalents	$—	$8,694

During the twelve months ended December 31, 2006, two officers of the Company exercised a total of 251,666 stock options. These stock options had a strike price of $1.00 per share and were exercised at a price of $1.05. The transactions were cashless exercises and, combined, the officers received a total of 12,582 shares of $0.001 par value common stock. A total of $12,582 in stock-based compensation expense was incurred due to these transactions.

During the twelve months ended December 31, 2006, the Company issued 18,040 shares of common stock with a total value, net of payroll taxes, of $25,256 to certain officers and employees of the Company in lieu of $37,500 of accrued vacation benefits as of December 31, 2005.

See notes to consolidated financial statements.

NOTE 1. ORGANIZATION, CAPITALIZATION AND BUSINESS

American Access Technologies, Inc. (“the Company”, “American Access”, “our”, “us” or “we”) was incorporated on October 21, 1996, under the laws of the State of Florida. The Company’s Articles of Incorporation, as amended on November 25, 1996, authorized the Company to issue and have outstanding at any one time 10,000,000 shares of common stock, par value $.001 per share and 1,000,000 shares of preferred stock, par value $.001 per share.

On February 14, 2001, the Articles of Incorporation were amended increasing the shares of common stock authorized from 10,000,000 to 30,000,000 shares.

AAT Merger Sub, Inc., a wholly-owned subsidiary of the Company, was incorporated on October 23, 2006, to facilitate the proposed merger with M & I Electric Industries, Inc. (“M & I”). Refer to Note 10 for additional information.

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

Omega Metals is a precision sheet metal fabrication and assembly division which manufactures various products used in the telecommunications, electronics and medical industries. Omega Metals serves a diverse client base, including but not limited to engineering, technology and electronic companies, mostly in the Southeastern markets. The utilization of our state-of-the-art laser cutter and our robotic welder has allowed Omega Metals to expand its services in the telecommunications and medical equipment industries.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. As more experience is acquired and additional information is obtained, and, as our operating environment changes, actual results could differ from those estimates. The most significant estimates used in our financial statements are patent, deferred tooling and property, plant and equipment useful lives, the allocation of production overhead to inventory, the valuation of inventory, and allowances for doubtful accounts and inventory obsolescence.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue from product sales at the time the product is shipped and title passes to the customer. The Company believes that recognizing revenue at time of shipment is appropriate because the Company’s sales policies meet the four criteria of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin 104 (“SAB 104”), which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable, and (iv) collectibility is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Cash and Cash Equivalents

The Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. At December 31, 2006, the Company had deposits in excess of federally insured limits of approximately $133,000. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks and, to date, has experienced no losses due to these limits. In addition, the Company maintains an investment account with a financial institution, which is a member of “SIPC” (“Securities Investor Protection Corporation”). These funds were invested in commercial paper as of December 31, 2006 and are subject to and fully insured by the insurance limits provided by the SIPC.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. The Company does business and extends credit based on an evaluation of the customers’ financial condition generally without requiring collateral. Exposure to losses on trade receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Delinquent trade receivables are charged against the allowance for doubtful accounts once uncollectibility has been determined. Trade receivables are considered to be past due and placed on delinquent status based on contractual terms, as well as how frequently payments are received on an individual account basis.

Inventories

Inventories are stated at the lower of cost or market, with material cost determined using an average cost method. Inventory costs for finished goods and work-in-process include direct material, direct labor, production overhead and outside services. Production overhead, including indirect labor, is allocated to finished goods and work-in-progress based on material consumption.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated, using the straight-line method, over the estimated useful lives of the assets. Gain or loss on disposition of assets is recognized currently. Repairs and maintenance are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful life of the respective asset.

Contingencies

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” we record an estimated loss from a loss contingency when information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Contingencies are often resolved over extended periods, are based on unique facts and circumstances, and are inherently uncertain. We regularly evaluate current information available to us to determine whether such accruals should be adjusted or other disclosures related to contingencies are required.

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

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $3,000 and $7,000, respectively, for the years ended December 31, 2006 and 2005.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax liabilities and assets for temporary differences, operating loss carry-forwards, and tax credit carry-forwards existing at the date of the financial statements. A temporary difference is a difference between the tax-basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the asset is recovered or the liability is settled. Deferred taxes represent the future tax return consequences of these differences.

Net Loss per Common Share

The Company computes earnings (loss) per common share in accordance with the provisions of SFAS No. 128, “Earnings per Share,” which requires the presentation of both basic and diluted earnings (loss) per share.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation is 7,501,981 and 7,397,189 for the years ended December 31, 2006 and 2005, respectively. Diluted net loss per common share, assuming exercising of the options granted, is not presented as the effect of conversion is anti-dilutive.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” which requires companies to measure all employee stock-based compensation awards using a fair value method and to record such expense in the Company’s consolidated financial statements. We adopted this standard effective January 1, 2006 and applied the modified prospective transition method as of that date. Under the modified-prospective method, awards that are granted, modified, repurchased or canceled after the date of adoption are measured and accounted for in accordance with SFAS No. 123(R) and compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123.

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounted for stock-based compensation using the intrinsic value based method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” for periods prior to January 1, 2006.

Under APB No. 25, no compensation expense is recorded when the exercise price of the employee stock options is greater than or equal to the market price on the date of the grant. Had there been recognizable expense, the Company would have expensed such costs as required by SFAS No. 123(R). For the stock options granted in 2005, the Company used the Black-Scholes option-pricing model to determine the fair value.

Option valuation models incorporate various assumptions. Expected volatilities are based on the historical volatility of our stock and other factors. For valuation purposes, we use historical data as well as current factors to estimate option exercise and employee termination within the Black-Scholes option-pricing model. The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

There were no options granted during 2006, however, the following assumptions were applied in determining the pro forma compensation cost as of December 31, 2005:

2005
Risk Free Interest Rate	5.0%
Expected Dividend Yield	—
Expected Option Life	0.75-1.25 years
Expected Stock Price Volatility	52% to 70%

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Had compensation cost for the options granted to employees, officers and directors been determined based on the fair value at the grant date consistent with SFAS No. 123(R), the Company’s net loss and loss per share would have been as follows:

2005
Net Loss
As reported	$(196,072)
Deduct:
Compensation expense determined under fair-value based method for all awards	(558,341)

Pro forma	$(754,413)

Loss Per Share:
Basic:
As reported	$(0.03)

Pro forma	$(0.10)

Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated lives of its intangible and other long-lived assets or whether the remaining balance of its intangible and other long-lived assets should be evaluated for possible impairment. If and when such factors, events or circumstances indicate that intangible or other long-lived assets should be evaluated for possible impairment, the Company determines the existence of an impairment of the asset by making an estimate of expected undiscounted future cash flows over the remaining lives of the respective assets and compares that fair value with the carrying value of the assets in measuring their recoverability. In determining the expected future cash flows, the assets are grouped at the lowest level for which there is cash flow, at the operating subsidiary level.

Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximates their fair value. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Fair values approximate carrying values for these financial instruments since they are short-term in nature or they are receivable or payable on demand.

Recent Accounting Pronouncements

Issued in June 2006, FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following:

•	An increase in a liability for income taxes payable or a reduction of an income tax refund receivable;

•	A reduction in a deferred tax asset or an increase in a deferred tax liability;

•	Both of the above.

An enterprise that presents a classified statement of financial position should classify a liability for unrecognized tax benefits as current to the extent that the enterprise anticipates making a payment within one year or the operating cycle, if longer. An income tax liability should not be classified as a deferred tax liability unless it results from a taxable temporary difference (that is, a difference between the tax basis of an asset or a liability as calculated using this Interpretation and its reported amount in the statement of financial position). This Interpretation does not change the classification requirements for deferred taxes.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in Statement 109 is not an appropriate substitute for the derecognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

NOTE 3. INVENTORIES

Raw materials	$447,966
Work-in-process	988,810
Finished goods	270,747
Allowance	(90,000)

Total inventories	$1,617,523

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)
Land	—	$103,859
Building and improvements	3-40	1,431,593
Machinery and equipment	10	4,817,567
Computers and office equipment	5-7	287,207
Vehicles	7	66,046
Tools	3-5	112,670

		6,818,942
Less accumulated depreciation		4,010,450

		$2,808,492

Depreciation expense for the years ended December 31, 2006 and 2005 was approximately $420,000 and $439,000, respectively.

NOTE 5. INTANGIBLE ASSETS

Amortized Intangible Assets:	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net
Patents	18	$103,183	$39,958	$63,225

Amortization expense related to patents held by the Company for the years ended December 31, 2006 and 2005 was approximately $6,000 and $5,000, respectively. Estimated amortization expense for the next five years is as follows:

For the year ending December 31:
2007	$5,700
2008	5,700
2009	5,700
2010	5,700
2011	5,700

NOTE 6. DEFERRED TOOLING

The Company maintains an inventory of machine tooling which is depreciated over the estimated useful life of three years:

	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net
Prepaid Tooling:	3	$178,172	$136,851	$41,321

Depreciation expense was approximately $74,000 and $63,000 for the years ended December 31, 2006 and 2005, respectively.

NOTE 7. INCOME TAXES

The Company accounts for income taxes under the provision of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

The provision for income taxes is computed on a consolidated return basis. A reconciliation of income taxes computed at the statutory federal rate to income tax expense (benefit) for the year ended December 31, 2006 is as follows:

	2006	2005
Tax provision at the statutory rate of 34%	$(8,000)	$(67,000)
State income taxes, net of federal income tax	1,000	(7,000)
Non-deductible items	18,000	—
Change in valuation allowance	(16,000)	49,000
Stock options, expired	7,000	23,000
Other	(2,000)	2,000

	$—	$—

As of December 31, 2006, the Company has consolidated net operating loss carry-forwards for federal income tax reporting purposes amounting to approximately $10,394,000, which begin to expire in varying amounts in the year 2018.

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

The components of the deferred tax asset at December 31, 2006 were as follows:

Net operating loss carry-forward	$3,911,000
Allowance for collectibility	171,000
Stock compensation	21,000
Accrued employee benefits	31,000
Inventory reserve	34,000
Depreciation and amortization	(270,000)
Less valuation allowance	3,898,000

Net deferred tax asset	$—

NOTE 7. INCOME TAXES (Continued)

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

The Company’s federal and state income tax returns have not been examined by the respective taxing authorities for the past several years. The final determination of the amount and timing of currently payable income taxes is, therefore, subject to possible examination of these unexamined years by such respective taxing authorities.

NOTE 8. COMMON STOCK

Equity Financing

On October 12, 2004, the Company sold 407,136 shares of common stock to four institutional investors in a private placement transaction for gross proceeds of $753,200, at a price of $1.85 per share. The 407,136 shares were priced at 99% of the average closing price of the common stock over the 15-day period prior to the executions of the contract. Under the terms of the transaction, the investors received warrants to purchase an additional 150,000 common shares, exercisable at $2.30 per share for a period of five years and the registered broker dealer firm which acted as the placement agent in connection with the purchase of such shares and warrants by two of the investors received warrants to purchase 6,700 common shares, exercisable at $2.30 per share for a period of five years. The proceeds of this funding were earmarked to purchase laser-cutting equipment, which was installed during the first quarter, 2005.

During the first quarter of 2006, the Board of Directors approved the terms of agreements with two officers under which all of their unused vacation time accrued for service prior to January 1, 2006 was settled through the issuance of shares of the Company’s common stock valued at $15,000 each, (pursuant to the 2004 Employee Stock Option Plan). Due to this agreement, during the first quarter of 2006, a total of 14,432 shares, valued at $30,000, were granted to these two officers and an additional 3,608 shares, valued at $7,500, were granted to an employee as settlement for their unused vacation time accrued for service prior to January 1, 2006. The value of the stock issued to the employees, $25,256, is presented net of payroll taxes.

During the second quarter of 2006, an officer of the Company exercised stock options with a strike price of $1.00 per share to purchase with cash 130,000 shares of common stock. Additionally, two officers of the Company exercised a total of 251,666 stock options with a strike price of $1.00 per share as cashless exercises and received a total of 12,582 shares of common stock. Approximately $13,000 in stock-based compensation expense was incurred due to these transactions.

NOTE 9. STOCK-BASED COMPENSATION

The Company has two stock-based compensation options plans: the 2000 Stock Option Plan and the 2004 Stock Option Plan. Within each of these plans is an Employee Plan and a Director Plan. These plans allow for stock options to be granted for any term specified by the Board of Directors Compensation Committee (the “Committee”). The Director Plan provides for the automatic grant of stock options to each of our directors (including directors who are employees) to acquire shares on the first Monday following each annual meeting of stockholders each year beginning with the 2004 Annual Meeting. Each director will be granted stock options to purchase 50,000 shares of common stock plus additional stock options for service on committees of

NOTE 9. STOCK-BASED COMPENSATION (Continued)

the Board. Each chairman of a committee of the Board of Directors shall be granted 10,000 stock options and each member of a committee shall be granted 5,000 stock options. All stock options granted under the Director Plan are required to be granted at 100% of the fair market value on the Company’s common stock on the date of grant unless the Committee requires a higher price at the time of grant or such higher price is required under another provision of the Director Plan.

The Committee may accelerate the exercisability of any stock option or portion thereof at any time. No stock option will be exercisable after the expiration of the stated years from the date a stock option is granted (five years with respect to an ISO held by an optionee who is a ten percent stockholder of the Company). Stock options will be exercisable at such times as determined by the Committee. Unless otherwise specified at the time of grant of the stock option, a stock option will become exercisable as to one-third of the shares in the first year after grant, an additional one-third on the first anniversary of the date of grant and fully exercisable on the second anniversary of the date of grant. A stock option granted under the Plan will generally expire on the first to occur of: (i) conviction of a felony against the Company (ii) three (3) months after the date of a termination of employment or retention for any reason other than death or (iii) six (6) months after death of the optionee; provided that the Committee may specify in the document governing the option that an option may be exercisable during a longer period.

The Company has equity compensation plans for directors, officers, employees and consultants which provide for nonqualified and incentive stock options and direct grants of stock. Except for the automatic annual grant of stock options to directors, the Board of Directors determines the terms of any grants, including the stock option price (not to be less than fair market value on grant date) at the date of grant. Stock options generally are immediately exercisable in full and expire five years from the date of grant. As of December 31, 2006, stock options for 3,810,700 shares were outstanding and fully vested and 558,134 shares were available for future grants under the plans.

Stock-based compensation expense of approximately $13,000 and $14,000 was recognized during the years ended December 31, 2006 and 2005, respectively.

Cash received from stock options exercised under share-based payment arrangements for the year ended December 31, 2006 was $130,000. The actual tax benefit realized for the tax deductions from stock options exercised was $12,582. No stock options were exercised during the year ended December 31, 2005.

There were no stock options granted during 2006. The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2005 was $1.95. The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $12,582. There were no stock options exercised during 2005. The total intrinsic value of stock options outstanding and stock options exercisable on December 31, 2006, and 2005, was approximately $53,000 and $2,273,000, respectively.

Changes in outstanding options for common stock as of December 31, 2006 and 2005 are as follows:

	2006	2006 Weighted Average Exercise Price	2005	2005 Weighted Average Exercise Price
Outstanding at beginning of year	5,659,070	$1.52	6,572,402	$2.56
Options granted	—	—	1,206,500	$1.95
Options exercised	(381,666)	$1.00	—	—
Options forfeited	(926,019)	$1.60	(4,000)	$1.53

Options expired	(540,685)	$2.04	(2,115,832)	$5.02

Outstanding at end of year	3,810,700	$1.47	5,659,070	$1.52

Exercisable at end of year	3,810,700	$1.47	5,659,070	$1.52

NOTE 9. STOCK-BASED COMPENSATION (Continued)

The following table summarizes information about outstanding options at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Prices	Range of Exercise Prices	Number Outstanding December 31, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Prices
$0.78 - $1.25	1,492,500	0.9	$0.98	$0.78 -$1.25	1,492,500	0.9	$0.98
$1.53 - $1.96	2,086,500	2.9	$1.74	$1.53 -$1.96	2,086,500	2.9	$1.74
$2.11 - $2.30	231,700	2.9	$2.24	$2.11 -$2.30	231,700	2.9	$2.24
Total	3,810,700			Total	3,810,700

The 2006 Annual Stockholders’ Meeting was held on December 28, 2006. On January 1, 2007, the Company granted 19,200 stock options to each director elected at the 2006 Annual Meeting. The stock options have a strike price of $0.91, the fair market value of the stock on the date of the grant, and the Company will recognize stock-based expense of approximately $24,000 in accordance with SFAS 123(R).

Additionally, each director received a cash director fee of $7,800.

During the year ended December 31, 2006, stock option agreement terms for 1,305,500 fully vested stock options held by members of the Board of Directors were revised to eliminate a clause which could have limited the contractual life of the stock options. There was no additional compensation expense recognized as a result of the modification.

NOTE 10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Proposed Merger with M & I Electric Industries, Inc. (“M & I”)

On December 1, 2006, the Company and M & I Electric Industries, Inc. signed a merger agreement (“Merger Agreement”). Upon closing of the transaction, M & I stockholders would receive approximately four shares of Company common stock for each share of Company common stock outstanding as of the effective date of the merger, but not more than 32,000,000 shares of our common stock, which would result in a change of control of the Company. The transaction would be accounted for under the purchase method of accounting as a reverse acquisition with M & I being treated as having acquired American Access as of the date of the completion of the merger. The merger, which is subject to approval by the stockholders of both the Company and M & I, the authorization of additional shares of Company common stock, the authorization of a reverse stock split and authorization of a name change, is expected to be completed in the second quarter of 2007.

As part of the Merger Agreement, M & I has agreed to reimburse some of our merger-related expenses. Whether or not the merger is consummated, M & I has agreed to reimburse 80% of the first $100,000 of American Access’s reasonable expenses as incurred in connection with the transactions contemplated by the Merger Agreement and to reimburse American Access or pay directly the balance of American Access’s expenses upon closing of the merger or termination of the merger agreement in accordance with its terms. However, if the merger does not close as a result of American Access’s actions, M & I will only be responsible for 50% of the first $100,000 of American Access’s expenses as incurred, and to the extent M & I has paid more than $50,000, American Access will reimburse such excess amount to M & I.

NOTE 10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Proposed Merger with M & I Electric Industries, Inc. (“M & I”) (Continued)

As of December 31, 2006, we have incurred merger-related costs of approximately $218,000. We have recognized an expense of approximately $49,000 and amounts due from M & I of approximately $169,000, of which $80,000 has been reimbursed by M & I prior to December 31, 2006, leaving a receivable as of December 31, 2006 of approximately $89,000. This amount is presented as a component of accounts receivable, other, in the accompanying balance sheet.

Major Customer - Chatsworth Products, Inc. (“CPI”).

On May 9, 2003, the Company entered into a marketing and manufacturing agreement with Chatsworth Products, Inc. The agreement established a five-year strategic alliance for the sale and manufacture of innovative zone cabling and wireless products developed by American Access. Under the terms of the agreement, the Company and CPI will co-market and co-manufacture the products and incorporate the brand names and patents of both companies. This strategy increases the visibility of our products by utilizing the marketing capabilities of CPI while allowing us to focus on production and research and development. The Companies have agreed to a “profit share agreement” whereby both companies share equally in certain marketing and manufacturing expenses and the allocation of product margins. In connection with the alliance, CPI purchased 215,517 shares of American Access common stock in a private placement at $1.16 per share.

CPI purchased products representing approximately $1,844,000 or 22.0% and $1,813,000 or 21.5% of net sales for the years ended December 31, 2006 and 2005, respectively. These sales represent 66.0% and 58.6% of the zone cabling division’s net sales for the years ended December 31, 2006 and 2005, respectively.

At December 31, 2006, the Company owed CPI approximately $52,000 specifically related to the profit share agreement, which is included in accrued marketing and manufacturing fees in the accompanying consolidated balance sheet. Accounts receivable from CPI represent approximately $150,000 or 12.0% of net trade receivables for the year ended December 31, 2006.

Major Customer – TYCO Electronics Corporation (“TYCO”)

TYCO purchased products and services from both divisions representing approximately $1,253,000 or 15.0% and $790,000 or 9.4% of net sales for the years ended December 31, 2006 and 2005, respectively.

Products purchased from the zone cabling division represent approximately $59,000 or 2.1% and $71,000 or 2.3% of zone cabling net sales for the years ended December 31, 2006 and 2005, respectively.

Products purchased from the formed metal division represent approximately $1,194,000 or 21.4% and $719,000 or 13.5% of formed metal net sales for the years ended December 31, 2006 and 2005, respectively.

Accounts receivable from TYCO represent approximately $389,000 or 31.1% of net trade receivables for the year ended December 31, 2006.

Major Vendors

The Company purchased sheet metal and related products from two primary vendors that, combined, represent approximately 19.1% and 17.8% of the cost of sales for the years ended December 31, 2006 and 2005, respectively.

NOTE 10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

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

Legal Proceedings

On December 15, 2004, the Company filed seven suits in Small Claims Court in Clay County, Florida, related to a customer’s default on a $38,000 trade receivable for the ultra-violet light product. The entire past due balance is reflected in the bad debt allowance. The customer, Enhance-It, Inc., subsequently responded by filing a counter-suit claiming breach of contract, negligence, fraud and misrepresentation. The litigation was terminated in December 2006. Management negotiated a settlement agreement which included the forgiveness of $38,000 trade receivable in conjunction with a payment of $75,000 to Enhance-It, LLC.

NOTE 11. SEGMENT INFORMATION

The Company follows SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which dictates the way the Company reports information about its operating segments. The following table provides information for our two reportable segments: zone cabling products and formed metal products.

The Company has two reportable segments, zone cabling products and formed metal products. As discussed in Note 1, the Company markets zone cabling products which are manufactured by Omega Metals, a former wholly-owned subsidiary now operating as a division. Omega Metals manufactures formed metal products of varying designs for customers, including the Company.

	2006			2005
	Zone Cabling Products	Formed Metal Products	Total	Zone Cabling Products	Formed Metal Products	Total
Revenue from external customers	$2,796,181	$5,582,724	$8,378,905	$3,093,342	$5,323,268	$8,416,610
Interest income	5,595	11,170	16,765	4,372	7,445	11,817
Fixed asset additions	12,498	85,589	98,087	49,172	889,034	938,206
Depreciation and amortization	175,898	324,266	500,164	167,797	348,979	516,776
Segment loss	(16,528)	(8,278)	(24,806)	(72,547)	(123,525)	(196,072)
Segment assets	$2,238,298	$4,468,880	$6,707,178	$2,475,539	$4,215,106	$6,690,645

NOTE 12. PROFITABILITY AND LIQUIDITY

As of December 31, 2006, the Company reflected stockholders’ equity of approximately $5,994,000. However, the Company has incurred net losses of approximately $25,000 in 2006 and $196,000 in 2005, and has an accumulated deficit balance of approximately $9,836,000 at December 31, 2006. The Company’s ability to achieve sustained profitable operations is dependent on continuing to achieve sales growth through expansion of sales and marketing efforts. There is no assurance that such events will occur. Management believes that cash flows from operations will be sufficient to fund operations.

NOTE 13. NASDAQ LISTING

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