Form 10QSB
period 2007-03-31
AMERICAN ACCESS TECHNOLOGIES INC
filed 2007-05-14
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Commission File No. 000-24575

AMERICAN ACCESS TECHNOLOGIES INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-3410234
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of AMERICAN ACCESS TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at May 11, 2007 was 7,577,782.

Transitional Small Business Disclosure Format YES  ☐.    NO  ☒.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Table of Contents

For the Quarter Ended March 31, 2007

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

Unaudited

March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$824,275
Accounts receivable, trade, net of allowance of $92,000	1,118,518
Accounts receivable, other	203,955
Inventories, net of allowance of $90,000	1,527,621
Prepaid expenses and other current assets	147,926

Total current assets	3,822,295

Property, plant and equipment, net	2,760,146
Intangible assets	61,793
Deferred tooling	48,488

Total assets	$6,692,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$701,526
Accrued salaries and employee benefits	136,445
Other accrued expenses	64,356

Total current liabilities	902,327
Commitments, contingencies, and other matters

Stockholders’ equity:
Preferred stock, par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding, 0 shares	—
Common stock, par value $0.001 per share; authorized 30,000,000 shares; issued and outstanding, 7,577,782 shares	7,578
Additional paid-in capital	15,845,420
Accumulated deficit	(10,062,603)

Total stockholders’ equity	5,790,395

Total liabilities and stockholders’ equity	$6,692,722

See notes to unaudited condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2007	2006
Net sales:
Formed metal	$1,451,578	$1,517,667
Zone cabling	602,969	622,238

	2,054,547	2,139,905

Costs and expenses:
Cost of sales	1,773,332	1,776,994
Selling, general and administrative	223,207	191,574
Compensation and related benefits	315,509	263,484
Stock-based compensation	17,819	—

	2,329,867	2,232,052

Loss before other income	(275,320)	(92,147)

Other income	48,289	977

Net loss	$(227,031)	$(91,170)

Net loss per common share—basic	$(0.03)	$(0.01)

Weighted average number of common shares – basic	7,577,782	7,418,363

See notes to unaudited condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(227,031)	$(91,170)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	112,032	122,316
Allowance for obsolete inventory	—	12,500
Stock options expensed for services	17,819	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, trade	133,184	15,845
Accounts receivable, other	(114,722)	152,247
Inventories	89,902	152,247
Prepaid expenses and other current assets	(60,001)	(45,928)
Increase (decrease) in:
Accounts payable and accrued expenses	188,816	(149,939)

Net cash and cash equivalents provided by operating activities	139,999	15,871

Cash flows from investing activities:
Purchase of property, plant, equipment and small tools	(69,421)	(34,352)

Net cash and cash equivalents used in investing activities	(69,421)	(34,352)

Net increase (decrease) in cash and cash equivalents	70,578	(18,481)
Cash and cash equivalents, beginning of period	753,697	613,943

Cash and cash equivalents, end of period	$824,275	$595,462

See notes to unaudited condensed consolidated financial statements.

AMERICAN ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Access Technologies, Inc. and Subsidiaries (“the Company”, “American Access”, “our”, “we”, “us”) at March 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2007 and results of operations for the three months ended March 31, 2007 and March 31, 2006, respectively. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in the Company’s Form 10-KSB.

2. Net Income (Loss) per Common Share

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”, which requires the presentation of both basic and diluted income (loss) per share. In accordance with SFAS No. 128, basic earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options subject to anti-dilution limitations.

Basic net income (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding for the three months ended March 31, 2007 and March 31, 2006. Additionally, diluted loss per share has not been presented for these same periods as it would be anti-dilutive.

3. Issuance of Common Stock

There were no stock transactions during the first quarter.

4. Stock-Based Compensation

Stock Options

The 2004 Director Stock Option Plan provides for the automatic grant of stock options on the first Monday following each annual meeting of stockholders to each of our directors (including directors who are employees). Per the plan, each director will be granted stock options to purchase 50,000 shares of common stock plus additional stock options for service on committees of the Board. Each chairman of a committee of the Board of Directors shall be granted 10,000 stock options and each member of a committee shall be granted 5,000 stock options.

On January 1, 2007, the Company granted 19,200 of the annual automatic stock options to each director elected at the 2006 Annual Meeting which was held on December 28, 2006. The stock options have a strike price of $0.91, the fair market value of the stock on the date of the grant, and the Company will recognize stock-based expense of approximately $24,000 in accordance with SFAS 123(R) and allocate the expense over the first four months of 2007, the expected benefit period.

5. Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Adoption of FIN 48 had an immaterial cumulative impact on the Company’s financial statements for the quarter ended March 31, 2007.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.

Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.

This Statement becomes effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.”

No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company is currently evaluating the effect that the adoption of SFAS 159 might have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

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

	Three Months Ended March 31,
	2007			2006
	Formed Metal Products	Zone Cabling Products	Total	Formed Metal Products	Zone Cabling Products	Total

Revenue	$1,451,578	$602,969	$2,054,547	$1,517,667	$622,238	$2,139,905
Investment income	4,400	1,827	6,227	—	1,683	1,683
Fixed asset/small tools additions	56,923	12,498	69,421	34,352	—	34,352
Depreciation and amortization	80,205	31,827	112,032	91,737	30,579	122,316
Segment loss	(160,402)	(66,629)	(227,031)	(64,640)	(26,530)	(91,170)
Segment assets	$4,728,541	$1,964,181	$6,692,722	$4,740,622	$1,708,914	$6,449,536

7. Subsequent Event

On April 11, 2007, the Company received a Nasdaq Staff Deficiency Letter indicating that the Company does not comply with the minimum bid requirement for continued listing of its common stock set forth in Marketplace Rule 4310(c)(4). The Company will be provided 180 calendar days, or until October 8, 2007, to regain compliance with the Rule and until then, the Company’s common stock will continue trading on The Nasdaq Stock Market.

The Company has called a special meeting of stockholders for May 14, 2007 to consider proposals related to the planned acquisition of M & I Electric Industries, Inc. The stockholders will consider a proposal to authorize a reverse stock split at the special meeting. Accordingly, the Company anticipates that it will retain its listing on The Nasdaq Stock Market. On April 13, 2007, we issued a press release concerning this matter which is set forth in Exhibit 99.2.

If the Company cannot demonstrate compliance with the Rule by October 8, 2007, Nasdaq will determine whether the Company meets the Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If the Company meets the initial listing criteria, the Staff will notify the Company that it has been granted an additional 180 calendar days compliance period. The Company currently complies with the requirements for initial listing on the The Nasdaq Capital Market, except for the $1.00 minimum closing bid price. If the Company is not eligible for an additional compliance period, Nasdaq will provide written notice that the Company’s securities will be delisted. At that time, the company may appeal the determination to delist its securities to a Listing Qualifications Panel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB and our Form 10-KSB for the year ended December 31, 2006. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

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

Omega Metals (“Omega”) is a precision sheet metal fabrication and assembly operation, manufactures not only our zone cabling and wireless products, but also provides services such as precision “CNC” (“Computer Numerical Controlled”) stamping, bending, assembling, painting, powder coating and silk screening to a diverse client base including, but not limited to, engineering, technology and electronics companies, primarily in the Southeast. Due to the increased production capabilities gained by the utilization of our state-of-the-art laser cutting “FMS” (“Flexible Manufacturing System”) and our robotic welder, Omega has been successful in attracting new business, most recently from customers in the telecommunications and medical equipment industries.

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

Our significant accounting policies are more fully described in Note 1 to the consolidated financial statements at December 31, 2006, included in the annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (“SPE”s), nor do we have any “variable interest entities” (“VIE”s), as defined by the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46(R).

Inventory Valuation—Inventories are stated at the lower of cost or market, with material cost determined using an average cost method. Inventory costs for finished goods and work-in-process include direct material, direct labor, production overhead and outside services. Production overhead, including indirect labor, is allocated to finished goods and work-in-progress based on material consumption which is an estimate that could be subject to change in the near term as additional information is obtained and as our operating environment changes.

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

THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2006

SALES

Net sales for the three months ended March 31, 2007 of $2,054,547 represent a decrease of 4.0% ($85,358) as compared with net sales of $2,139,905 for the three months ended March 31, 2006.

Formed metal net sales of $1,451,578 and $1,517,667 for the three months ended March 31, 2007 and 2006, respectively, represent a decrease in net sales of 4.4% ($66,089).

Zone cabling net sales of $602,969 and $622,238 for the three months ended March 31, 2007 and 2006, respectively, represent a decrease in net sales of 3.1% ($19,269) due to a decrease in sales to one OEM.

	For the Three Months Ended March 31,
	2007	2006	% of Sales Change
Formed metal	$1,451,578	$1,517,667	-4.4%
Zone cabling	602,969	622,238	-3.1%

Total	$2,054,547	$2,139,905	-4.0%

Major Customers

For the three months ended March 31, 2007 and 2006, sales to two customers, CPI and TYCO, each accounted for more than 10% of net sales.

The CPI sales can be attributed to the Company’s marketing and manufacturing agreement with CPI. For the three months ended March 31, 2007 and 2006, net sales of $460,084 and $387,546, respectively, to CPI represent 22.4% and 18.1%, respectively, of total net sales. Additionally, for the referenced periods, these sales represent 76.3% and 62.3%, respectively, of the zone cabling division sales.

For the three months ended March 31, 2007 and 2006, net sales of $266,566 and $232,223, respectively, to TYCO represent 13.0% and 10.9%, respectively, of total net sales. This increase in sales can be attributed not only to an increase in orders for fabricated metal parts but also for contracted assembly services.

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

COSTS AND EXPENSES

Cost of Sales

Direct and indirect costs incurred by the Company to have its products manufactured and assembled of $1,773,332 for the three months ended March 31, 2007 represent 86.3% as a percentage of net sales. This is an increase of 3.3% as a percentage of net sales as compared with expenses of $1,776,994, which represent 83.0% as a percentage of net sales for the three months ended March 31, 2006.

For the three months ended March 31, 2007 and 2006:

•	raw material expense of $557,657 and $522,119, respectively, represents an increase of 2.7% as a percentage of net sales;

•

direct labor and related expense of $693,851 and $812,906, respectively, represents a decrease of 4.2% as a percentage of net sales due to our outsourcing of certain functions which can be performed more economically by others;

•	contracted services and outsourcing expense of $81,649 and $48,349 respectively, represent an increase of 1.7% as a percentage of net sales; and

•

site and depreciation expense of $217,834 and $160,306, respectively, represents an increase of 3.1% as a percentage of net sales. Equipment maintenance expense increased $64,953, depreciation expense decreased $10,286 and building maintenance and taxes decreased $11,941.

The Company plans to purchase additional automated production equipment and we are improving equipment reliability and reducing downtime through a combination of preventative maintenance, environmental controls, and equipment upgrades. With the goal of improving efficiencies, productivity and throughput, the plant is being reorganized to reduce lead time, material handling, and delays due to bottlenecks at certain functional areas.

The following table summarizes the primary components of cost of sales for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	% of Sales	2006	% of Sales	07 to 06 Change
Materials	$557,657	27.1%	$522,119	24.4%	2.7%
Labor & Related Exp.	693,851	33.8%	812,906	38.0%	-4.2%
Contracted Services	81,649	4.0%	48,349	2.3%	1.7%
Supplies/Small Tools	62,457	3.0%	75,722	3.5%	-0.5%
Utilities	106,850	5.2%	94,067	4.4%	0.8%
Shipping	53,034	2.6%	51,025	2.4%	0.2%
Site Exp/Depreciation	217,834	10.6%	160,306	7.5%	3.1%
Inventory Allowance	—	0.0%	12,500	0.6%	-0.6%

Total Cost of Sales	1,773,332	86.3%	1,776,994	83.0%	3.3%
Gross Margin	$281,215	13.7%	$362,911	17.0%	-3.3%

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2007 and 2006, expense of $223,207 and $191,574, respectively, represents an increase of 1.9% as a percentage of net sales.

Sales expense is expected to increase as plans include supplementing the outside sales force.

Bad debt expense is expected to decrease in the upcoming months as warranty issues and product returns related to prior years are resolved.

Professional services expense has increased primarily due to merger-related consultant costs. Also included are distributions to the four external directors of $7,800 each, the value of which was based on a calculation using the Black-Scholes method to approximate the remaining value of the directors’ annual grant of stock options. The Company will amortize the expense over the expected benefit period in 2007.

General office expense is also expected to increase slightly due to merger-related changes.

The following table summarizes the primary components of selling, general and administrative expense for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007	2006	% of Sales Change
Sales	$46,683	$55,843	-0.3%
Bad debt	14,791	42,209	-1.3%
Professional services	116,637	54,751	3.1%
General office	45,096	38,771	0.4%

Total	$223,207	$191,574	1.9%

Compensation and Related Benefits Expense

Compensation and related benefits expense of $315,509 and $263,484 for the three months ended March 31, 2007 and 2006, respectively, represents an increase of 3.0% as a percentage of net sales.

Salaries expense increased as three employee-directors each received a special cash payment of $7,800, which was based on a calculation using the Black-Scholes method to approximate the remaining value of the directors’ annual stock-based compensation. The Company will amortize the expense over the expected benefit period in 2007.

Additionally, as a result of a change in personnel position and job responsibilities, approximately $25,000 of salary expense which was a cost of indirect cost of sales labor during the three months ended March 31, 2006 is now component our engineering department’s salary expense.

The following table summarizes the primary components of Compensation and Related Benefits expense for the nine and three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007	2006	% of Sales Change
Salaries	$275,552	$226,358	2.8%
Accrued vacation expense	2,000	—	0.1%
Group health insurance	12,654	14,973	-0.1%
Payroll taxes	25,303	22,153	0.2%

Total	$315,509	$263,484	3.0%

Stock-Based Compensation Expense

Stock-based compensation expense of $17,819 for the three months ended March 31, 2007, represents 0.9% as a percentage of net sales. The Company recognized no stock-based compensation for the three months ended March 31, 2006.

In January, the Company granted 19,200 stock options to each director elected at the 2006 Annual Meeting which was held on December 28, 2006. The stock options have a strike price of $0.91, the fair market value of the stock on the date of the grant. During the three months ended March 31, 2007, the Company has recognized $17,819 of a total $23,759 in stock-based expense to be recognized over the expected benefit period. The remaining expense will be recognized in April, 2007.

	For the Three Months Ended March 31,
	2007	2006	% of Revenue Change
Stock-based compensation	$17,819	—	0.9%

NET LOSS

For the three months ended March 31, 2007, we generated a net loss of $227,031, or $0.03 per share, as compared with the net loss of $91,170, or $0.01 per share for the three months ended March 31, 2006.

There are a number of factors affect the Company’s business and the results of its operations. These factors include general economic and business conditions; compliance with various regulations; the level of acceptance of the Company’s products; and its ability continue the aggressive marketing and sale of its products through a widening base of customers and strategic alliances with OEM’s in order to achieve its goals.

Quarter-to-quarter sales and margins are subject to fluctuations due to many factors. Margins will be affected, perhaps significantly, by price adjustments, changes in cost of sales components, inventory obsolescence, the introduction of new products and the sales mix between the two divisions.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities provided cash of $139,999 and $15,871 during the three months ended March 31, 2007 and 2006, respectively. Net cash consumed by operating activities consisted of net losses and an increase in prepaid expenses and other current assets. The cash decrease is offset by increases in depreciation, amortization, stock-based expense, accounts receivable and inventories and an increase in accounts payable and accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2007 and 2006 was $69,421 and $34,352, respectively.

For the three months ended March 31, 2007 and 2006, there was no activity related to financing.

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

Proposed Merger with M & I Electric Industries, Inc.

The Company and M & I Electric Industries, Inc. signed a merger agreement on December 1, 2006. Upon closing of the merger, M & I stockholders would receive approximately four shares of Company common stock for each share of Company common stock outstanding as of the closing, but not more than 32,000,000 shares of our common stock, and would result in a change of control of the Company. The transaction would be accounted for under the purchase method of accounting as a reverse acquisition with M & I being treated as having acquired American Access as of the date of the completion of the merger. Subject to approval by the stockholders of both the Company and M & I, the merger transaction, the authorization of additional shares of Company common stock, of a reverse stock split and a name change is expected to be completed in May 2007.

RISK FACTORS THAT COULD AFFECT FUTURE RESULTS

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this document and in the information incorporated by reference into this document. Before deciding to invest in our Company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in our Annual Report on Form 10-KSB and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), including any subsequent reports filed on Forms 10-KSB and 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

•	We have a history of operating losses.

•	We have experienced fluctuations in our revenues and this may continue in the future.

•	Telecommunications networking products are subject to rapid technological change and to compete, we must offer products that achieve market acceptance.

•	Economic weakness has affected the Company adversely in the past and the return of such weakness could adversely affect our revenue, gross margin and expenses in the future.

•	We have two major customers and depend significantly on one for the sales of our zone cabling and wireless products.

•	Our failure to adequately protect our proprietary rights could adversely affect our ability to compete effectively.

•	Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and changes in accounting for equity compensation could adversely affect earnings.

•	There are risks related to the proposed merger with M & I Electric Industries, Inc.

¡	Our shareholders will incur immediate and substantial ownership dilution.

¡	After the merger, the stockholders of M & I will control the Company.

¡	Our stock price and future business and operations will be substantially dependent on the operating results of M & I.

¡	Failure to complete the merger or delays in completing the merger could negatively impact our stock price and future business and operations.

The exercise of our outstanding stock options could adversely affect our outstanding common stock. Our stock option plans are an important component of our compensation program for our employees and directors. As of May 11, 2007, we have issued and outstanding options to purchase 3,820,100 shares of common stock with exercise prices ranging from $0.78 to $2.30 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future funding by the sale of equity. The exercise of such options may dilute the percentage ownership interest of our existing stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. There were no material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in legal proceedings of various types in the ordinary course of business. While any such litigation to which we are a party contains an element of uncertainty, we presently believe that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on our condensed, consolidated financial position or results of operations.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of the Principal Executive Officer
32.2	Section 1350 Certification of the Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2007

AMERICAN ACCESS TECHNOLOGIES, INC.

By:	/s/ TIMOTHY ADAMS
Timothy Adams
President and Chief Operating Officer (Principal Executive Officer)

By:	/s/ JOSEPH F. MCGUIRE
Joseph F. McGuire
Chief Financial Officer Treasurer and Secretary (Principal Financial Officer)