Form 10QSB
period 2007-06-30
American Electric Technologies Inc
filed 2007-08-14
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD                     FROM                                        TO

Commission File No. 000-24575

AMERICAN ELECTRIC TECHNOLOGIES INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-3410234
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6410 Long Drive, Houston, TX 77087

(Address of principal executive offices)

(713) 644-8182

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

The number of shares of AMERICAN ELECTRIC TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at August 13, 2007 was 7,658,241.

Transitional Small Business Disclosure Format    YES  ☐.    NO  ☒.

AMERICAN EL ECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Table of Contents

For the Quarterly Period Ended June 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

Unaudited

June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$1,764,642
Accounts receivable-trade, net of allowance of $304,213	11,244,951
Accounts receivable-other	15,219
Income taxes receivable	487
Inventories, net of allowance of $133,455	4,491,203
Costs and estimated earnings in excess of billings on uncompleted contracts	4,639,470
Prepaid expenses and other current assets	260,447
Due from employees	68,137
Deferred income taxes	331,698

Total current assets	22,816,254

Property, plant and equipment, net	4,796,895
Marketable securities	96,794
Other assets, net	179,262
Advances to and investment in joint ventures	2,903,225
Deferred tax asset	2,818,157

Total assets	$33,610,587

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,595,741
Accrued payroll and benefits	1,259,608
Other accrued expenses	512,779
Billings in excess of costs and estimated earnings on uncompleted contracts	1,351,192
Income taxes payable	490,446

Total current liabilities	9,209,766

Notes payable	2,500,000

Total liabilities	11,709,766

Commitments and contingencies

Stockholders’ equity:
Common stock; $ 0.001 par value, 50,000,000 shares authorized, 7,658,241 shares issued and outstanding	7,658
Additional paid-in capital	7,256,213
Accumulated other comprehensive income	63,483
Retained earnings	14,573,467

Total stockholders’ equity	21,900,821

Total liabilities and stockholders’ equity	$33,610,587

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Unaudited

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Net sales	$26,074,469	$24,383,039	$13,756,209	$11,514,314
Cost of sales	22,877,878	20,448,364	11,948,024	9,598,217

Gross profit	3,196,591	3,934,675	1,808,185	1,916,097
Operating expenses:
General and administrative	1,775,109	1,568,027	1,024,186	819,437
Selling	661,643	468,808	412,371	245,581

Total operating expenses	2,436,752	2,036,835	1,436,557	1,065,018

Income from operations	759,839	1,897,840	371,628	851,079
Other income (expense):
Equity in joint venture income	500,000	—	500,000	—
Gain on sale of marketable securities	962,330	295,570	175,279	219,858
Interest expense	(26,986)	(30,426)	(15,513)	(19,892)
Other, net	8,780	25,984	274	14,401

Total other income	1,444,124	291,128	660,040	214,367

Income before income taxes	2,203,963	2,188,968	1,031,668	1,065,446
Income tax expense	779,644	809,918	345,896	394,215

Net income	$1,424,319	$1,379,050	$685,772	$671,231

Net income per common share:
Basic	$0.22	$0.21	$0.10	$0.10
Diluted	$0.22	$0.21	$0.10	$0.10
Weighted average shares:
Basic	6,458,817	6,458,579	6,837,942	6,837,467
Diluted	6,465,640	6,465,402	6,844,765	6,844,290

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,424,319	$1,379,050
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of assets and liabilities acquired:
Provisions for bad debt	(67,686)	(16,065)
Depreciation and amortization	363,331	257,143
Gain on sale of property and equipment	(1,538)	(819)
Gain on sale of marketable securities	(962,330)	(295,570)
Equity income from joint venture	(500,000)	—
Deferred income tax benefit	—	(4,110)
Change in operating assets and liabilities:
Accounts receivable (including other)	(656,751)	(2,115,196)
Income taxes receivable/payable	(214,345)	245,967
Inventories	(671,809)	(16,130)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,040,174)	(445,941)
Prepaid expenses and other assets	115,138	197,533
Accounts payable and accrued liabilities	746,928	1,312,082
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,208,127)	292,394

Net cash provided by (used in) operating activities	(2,673,044)	790,338
Cash flows from investing activities:
Purchases of property, plant and equipment	(472,450)	(461,117)
Proceeds from disposal of property, plant and equipment	—	1,300
Proceeds from sale of marketable securities	1,095,546	404,358
Proceeds from insurance settlements	—	803,831
Advances to and investments in joint ventures	(1,033,000)	(1,024,391)
Dividends received from joint ventures	262,599	—
Net assets acquired including current period capitalized transaction costs	(396,707)	—

Net cash used in investing activities	(544,012)	(276,019)
Cash flows from financing activities:
Proceeds from exercise of options to purchase common stock	245,700	—
Proceeds from sale of treasury stock	—	41,522
Advances from revolving credit facility	2,000,000	—

Net cash provided by financing activities	2,245,700	41,522

Net increase (decrease) in cash and cash equivalents	(971,356)	555,841

Cash and cash equivalents, beginning of period	2,735,998	1,079,260

Cash and cash equivalents, end of period	$1,764,642	$1,635,101

Supplemental disclosures of cash flow information:
Interest paid	$22,946	$11,473

Income taxes paid	$613,168	$499,168

Supplemental disclosures of non-cash activities:
Accrued merger costs	$(320,311)	$(97,351)

Fair value of common stock, options and warrants issued in the acquisition	6,851,000

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2007

1. Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and Subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of June 30, 2007 and for the six and three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2007 and results of operations for the six and three months ended June 30, 2007 and 2006. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The statements should be read in conjunction with the Company’s financial statements filed on Form 8-K/A on July 30, 2007.

The accompanying interim consolidated financial statements include the accounts of American Electric Technologies, Inc. and its Subsidiaries as of June 30, 2007. We have eliminated all significant inter-company balances and transactions in consolidation.

2. Merger

Prior to May 15, 2007, we were known as American Access Technologies, Inc. (“American Access”, “AAT”). On May 15, 2007, we completed a business combination (the “Merger”) with M&I Electric Industries, Inc. (“M&I”). Because the stockholders of M&I were issued approximately 80% of the voting stock of the combined company in the Merger, for accounting purposes, AAT was deemed to be the acquired entity in the Merger, and the Merger was accounted for as a reverse acquisition. Upon completion of the merger, all outstanding shares of M&I stock were exchanged for 6,079,692 shares (as adjusted for the reverse stock split) of American Access common stock at par value of $0.001.

In connection with the Merger, we changed our name to American Electric Technologies, Inc. and affected a 1-for-5 reverse stock split of our common stock. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger, and the 1-for-5 reverse split of our common stock on May 15, 2007.

Our financial statements reflect the historical results of M&I prior to the Merger and that of the combined company following the Merger, and do not include the historical results of AAT prior to the Merger. For this six and three month period ended June 30, 2007, the results of operations reported for the Company includes a full six months of operations for M&I and six weeks of operations for AAT (May 15, 2007 through June 30, 2007).

On December 1, 2006, American Access had 1,515,549 shares of common stock outstanding (as adjusted for the reverse stock split discussed above). The market price of American Access common stock based on the five-day average of the closing prices of American Access’ common stock around and including the announcement date of the proposed transaction (November 27, 2006 through December 1, 2006, inclusive) was $5.45 per share (as adjusted for the reverse stock split discussed above).

Upon completion of a thorough analysis, and in agreement with the opinions of its financial advisers, Management determined that the market price of American Access common stock did not represent fair value of American Access as an entity. Based on the opinion of professional investment advisers, which noted that the shares issued in the merger were not registered under the Securities Act of 1933 and were restricted securities which could not be sold in the open market without the satisfaction of Rule 144 restrictions, management concluded that it would be appropriate to discount the market price by 18% to determine the fair value of such shares for calculating the purchase price of the merger. The purchase price is based on the fair value of the assets acquired and liabilities assumed as of the closing date of the merger and M&I’s final transaction costs to complete the merger.

The total purchase price of the Merger is as follows (in thousands):

Fair value of American Access’ outstanding common stock (net of 18% discount)	$6,773
Fair value of American Access stock options and warrants	78
Capitalized transaction costs of M&I	1,044

Total purchase price	$7,895

Consistent with the purchase method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities of American Access based on their estimated fair values as of the merger closing date. However, pursuant to the Merger Agreement, the Purchase Price was $7,895, which was less than the Net Assets acquired of $8,303 by $408. Negative goodwill has been applied to reduce the value of property and equipment and intangible assets as of the merger date.

The primary factors M&I considered in its acquisition of American Access include the strategic value of an enhanced portfolio of products and services, access to a workforce with technical expertise and a favorable cost structure, access to an expanded management team and the opportunity to extend operations to a region outside the Gulf coast.

The allocation of the purchase price as of May 15, 2007 for the acquired assets and liabilities of the proposed merger is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$705
Accounts receivable, net	1,074
Inventories, net	1,450
Other assets, current	102
Property and equipment	2,133
Intangible assets	48
Customer agreements	135
Deferred tax assets	2,858
Other assets, net	39

8,544

Liabilities assumed:
Accounts payable and accrued expenses	(649)

(649)

$7,895

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the merger had been completed on January 1 of the period reported on:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Revenue	$29,044,485	$28,682,827	$14,671,679	$13,674,197

Net income	$802,222	$1,516,663	$290,706	$900,013

Pro forma income per share - basic	$0.12	$0.23	$0.04	$0.13
Pro forma income per share - diluted	$0.12	$0.23	$0.04	$0.13
Weighted-average shares - basic	6,458,817	6,458,579	6,837,942	6,837,467
Weighted-average shares - diluted	6,465,640	6,465,402	6,844,765	6,844,290

3. Net Income (Loss) per Common Share

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, which requires the presentation of both basic and diluted income per share. In accordance with SFAS Statement No. 128, basic earnings per common share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options subject to anti-dilution limitations.

Basic net income per common share has been computed based upon the weighted average number of shares of common stock outstanding for the six and three months ended June 30, 2007 and 2006.

4. Issuance of Common Stock

In addition to the 6,079,692 shares of common stock issued in the Merger, as noted in Note 2, during the second quarter of 2007, two officers of the Company exercised stock options with a strike price of $3.90 per share to purchase with cash 63,000 shares of $0.001 par value common stock.

5. Stock-Based Compensation

Stock Options

There were no grants of stock options during the second quarter of 2007.

6. Recent Accounting Pronouncements

There are no recent financial pronouncements that management expects to have a material impact on the Company’s financial position or results of operations.

7. Segment Information

The Company follows the guidance of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in reporting operating segment information.

Management has organized the Company around products and services and has three reportable segments: Technical Products and Services (“TP&S), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”). TP&S develops, manufactures, provides and markets switchgear and variable speed drives. The service component of this segment includes retrofitting equipment upgrades, startups, testing and troubleshooting electrical substations, switchgear, drives and control systems. Additionally, joint venture equity income is included in TP&S income before income taxes due to the nature of the joint venture businesses. The E&I segment installs electrical equipment to the energy, water, industrial, marine and commercial markets. The AAT segment manufacturers and markets zone cabling products and manufactures formed metal products of varying designs.

Following are selected financial details regarding the Company’s reportable segments (in thousands of dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Technical products and services	$15,106.7	$18,388.9	$7,439.3	$8,442.8
Electrical and instrumentation construction	9,737.3	5,994.1	5,086.4	3,071.5
American Access	1,230.5	—	1,230.5	—

	$26,074.5	$24,383.0	$13,756.2	$11,514.3

Gross profit:
Technical products and services	$2,198.2	$2,947.7	$1,205.6	$1,345.3
Electrical and instrumentation construction	701.3	987.0	305.5	570.8
American Access	297.1	—	297.1	—

	$3,196.6	$3,934.7	$1,808.2	$1,916.1

Income before income taxes:
Technical products and services	$1,943.3	$1,551.1	$1,133.6	$666.0
Electrical and instrumentation construction	375.8	637.9	13.2	399.4
American Access	103.1	—	103.1	—
Corporate and other unallocated expenses	(218.2)	—	(218.2)	—

	$2,204.0	$2,189.0	$1,031.7	$1,065.4

The Company’s management does not separately review and analyze its assets on a segment basis for TP&S and E&I and all assets for the segments are recorded within the corporate segment’s records. Depreciation expense is apportioned to the segments based on management’s best estimate. Corporate unallocated expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments. Except for Equity in Joint Venture Income, all other costs, expenses and other income have been allocated to the segments based on sales which management believes is the best available basis to apportion these elements of income and expense to the segments.

In general, approximately 35% to 40% of TP&S sales are sold into international markets. These sales are made in US dollars and are generally settled prior to shipment or are secured by irrevocable letters of credit. All E&I sales are made in the United States although some services are performed internationally. All of AAT’s sales are made in the United States.

8. Advances to and Investment in Joint Ventures

Assets held by the Company outside of the United States consist of its 40% equity investment in BOMAY (China) and its 49% equity investment in MIEFE (Singapore). The functional currency of BOMAY and MIEFE are the Yuan and Singapore dollar, respectively.

For the six and three months ended June 30, 2007, and based upon results of operations as reported by the investee companies (translated at average exchange rates during the periods), the Company recognized $300,000 equity income from its China joint venture and $200,000 from its Singapore joint venture. Management has taken into consideration various estimates for accruals and other year-end adjustments that are believed to be necessary for a fair presentation in accordance with U.S. generally accepted accounting principles. The China joint venture was in start-up condition through the early part of 2007. Management’s estimates of accruals and adjustments reflect the uncertainties of the local operating environment and the early-stage operation of the joint venture. The Company recognized no equity income during 2006 from either joint venture.

9. Costs, Estimated Earnings, and Related Billings on Uncompleted Contracts

The Company reports earnings from firm-price and modified firm price long-term contracts on the percentage-of-completion method. Losses expected to be incurred on contracts are charged to operations in the period such losses are determined. A contract is considered complete when all costs except insignificant items have been incurred and the customer has accepted the product or project. Changes in contract performance, contract conditions, estimated profitability, and final contract settlements may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Because of the inherent uncertainties in estimating profitability, it is at least reasonably possible that the Company’s estimates of costs and revenues may change in the near term.

Revenue from non-time and material jobs that will be completed within approximately one month is recognized on the completed-contract method. This method is used because these contracts are typically completed in a short period and the financial position and results of operations do not vary materially from those that would result from use of the percentage-of-completion method.

The Company records revenue from its field and technical service and repair operations on a completed service basis after customer acknowledgement that the service has been completed and accepted. In addition, the Company sells certain purchased parts and products. These revenues are recorded when the product is shipped and title passes to the customer.

For contracts accounted for under the completed-contract method, the cost of labor, material, and overhead in excess of amounts billed is included in the asset, “Work-in-process,” which is included in inventories. For contracts accounted for under the percentage-of-completion method, the asset, “Costs and estimated earnings in excess of billing on uncompleted contracts,” represents revenue recognized in excess of amounts billed and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenue recognized.

10. Revolving Credit Agreement

The Company maintains a revolving credit agreement with a bank. The borrowings are not to exceed the lower of $6,000,000 or the sum of 80% of eligible accounts receivable plus 40% of the aggregate amount of eligible inventory. As of June 30, 2007, $2,000,000 was outstanding as borrowings. The revolving credit facility expired on July 2, 2007. Effective July 5, 2007, this facility was renewed for an additional year in the same amount and with essentially identical terms. Borrowings under the agreement bear interest at the LIBOR rate (5.32% at June 30, 2007) plus 1.75%. The agreement is collateralized by trade accounts receivable, inventories, and work-in-process.

The terms of the note contain covenants, which provide for customary restrictions and limitations, including the maintenance of certain financial ratios. At June 30, 2007, the Company complied with these ratios. Additionally, the Company is restricted from paying dividends without prior written consent of the bank

11.	Taxes on Income

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reported to the taxing authorities. The Company does not believe that there have been any significant changes in its deferred tax assets and liabilities since the 2006 audited financial statements except as follows:

(a)	As more fully described in Note 2, the Company completed a merger with American Access Technologies on May 15, 2007 and as a result, the merged entity will have a net operating loss carry-forward in excess of $10,000,000. Management estimates that a portion of these net operating losses will be available to reduce future income taxes payable under IRC Section 382 and on the basis of these estimates, a deferred tax asset of $2,858,000 has been recognized and allocated to the purchase price;

(b)	The Company reversed approximately $180,000 in deferred tax liability associated with unrealized gains on its investment in marketable securities included in Accumulated Comprehensive Income in conjunction with the sale of those securities.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the “more likely than not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. FIN 48 is effective for our fiscal year beginning January 1, 2007. The Company has reviewed its tax positions and determined that the adoption of FIN 48 did not have a material impact on its financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB and in the financial statements filed on Form 8-K/A on July 30, 2007. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

FORWARD-LOOKING STATEMENTS

Except for historical and factual information, this document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, such as predictions of future financial performance. All forward-looking statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements, including statements regarding our capital needs, business strategy, expectations and intentions, are subject to numerous risks and uncertainties, many of which are beyond our control, including our ability to maintain key products’ sales or effectively react to other risks described from time to time in our SEC filings. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

BUSINESS

The Company has facilities, sales offices and repair depots in Texas, Louisiana, Mississippi and Florida. We have minority interests in joint ventures which have facilities in Singapore and Xian, China. The facilities in Texas are owned, comprising 12 acres and 101,000 square feet. The Mississippi facility is owned and is comprised of 3 acres and 11,000 square feet and the Louisiana facility is 400 square foot rented supply facility. The Florida facility consists of a 67,500 sq. ft. manufacturing facility situated on 8 1/2 acres of land which is owned by the Company.

American Electric Technologies, Inc. is comprised of three segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”). The TP&S segment develops, manufactures, markets and provides switchgear and variable speed drives. These products are designed to distribute the flow of electricity, protect electrical equipment such as motors, transformers and cables, and provide variable speed drives to both AC (“alternating current”) and DC (“direct current”) motors. Products offered by this segment include low and medium voltage switchgear, generator control and distribution switchgear, motor control centers, powerhouses, bus duct, variable frequency AC drives, variable speed DC drives, program logic control (“PLC”) based automation systems, human machine interface (“HMI”) and specialty panels. The products are built for application voltages from 480 volts to 38,000 volts and are used in a wide variety of industries. Services provided by TP&S include electrical equipment retrofits, upgrades, startups, testing and troubleshooting of substations, switchgear, drives and control systems.

The E&I segment provides a full range of electrical and instrumentation construction and installation services to both land and marine based markets of the oil and gas industry, the water and wastewater facilities industry and other commercial and industrial markets. The E&I segment provides services on both a fixed-price and a time-and-materials basis. The segment’s services include electrical and instrumentation turnarounds, maintenance, renovation and new construction. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems and high voltage cable. Marine based oil and gas services include complete electrical system rig-ups, modifications, start-ups and testing for vessels, drilling rigs, and production modules. These services can be manufactured and installed utilizing NEMA (“National Electrical Manufacturers Association”) and ANSI (“American National Standards Institute”) or IEC (“International Electrotechnical Commission”) equipment to meet ABS (“American Bureau of Shipping”), USCG (“United States Coast Guard”), Lloyd’s Register, a provider of marine certification services, and DNV (a leading certification body/registrar for management systems certification services) standards.

The AAT segment manufactures and markets zone cabling enclosures and manufactures formed metals products. The zone cabling product line develops and manufactures patented “zone cabling” and wireless telecommunication enclosures. These enclosures mount in ceilings, walls, raised floors, and certain modular furniture to facilitate the routing of telecommunications network cabling, fiber optics and wireless solutions to the workspace environment. AAT also operates a precision sheet metal fabrication and assembly operation and provides services such as precision “CNC” (“Computer Numerical Controlled”) stamping, bending, assembling, painting, powder coating and silk screening to a diverse client base including, but not limited to, engineering, technology and electronics companies, primarily in the Southeast.

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

Our significant accounting policies are more fully described in the financial statements filed on Form 8-K/A on July 30, 2007. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (“SPE”s), nor do we have any “variable interest entities” (“VIE”s), as defined by the Financial Accounting Standards Board’s Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.

Inventory Valuation – Inventories are stated at the lower of cost or market, with material value determined using an average cost method. Inventory costs for finished goods and work-in-process include direct material, direct labor, production overhead and outside services. TP&S and E&I indirect overhead is apportioned to work in process based on direct labor incurred. AAT production overhead, including indirect labor, is allocated to finished goods and work-in-progress based on material consumption which is an estimate that could be subject to change in the near term as additional information is obtained and as our operating environment changes.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The estimate is based on management’s assessment of the collectibility of specific customer accounts and includes consideration for credit worthiness and financial condition of those specific customers. We also will review historical experience with the customer, the general economic environment and the aging of our receivables. We record an allowance to reduce receivables to the amount that we reasonably believe to be collectible. Those estimates subject to potential change in the near term include allowances for doubtful accounts. Based on our historical collection experience, we currently feel our allowance for doubtful accounts is adequate.

Revenue Recognition – The Company recognizes earnings from both fixed price and modified fixed price contracts. Earnings on certain contracts are recognized on the percentage-of-completion method following the guidelines in the AICPA’s Statement of Position (“SOP”) #81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. The Company recognizes revenue from product sales at the time the product is shipped and title passes to the customer. The Company believes that recognizing revenue at time of shipment is appropriate because the Company’s sales policies meet the four criteria of FASB’s Staff Accounting Bulletin No. 104, Revenue Recognition, which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable, and (iv) collectibility is reasonably assured.

Federal Income Taxes – The asset and liability method is used in accounting for federal income taxes (see Note 11). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in our tax returns.

Contingencies – In accordance with SFAS No. 5, Accounting for Contingencies, we record an estimated loss from a loss contingency when information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Contingencies are often resolved over long time periods, are based on unique facts and circumstances, and are inherently uncertain. We regularly evaluate current information available to us to determine whether such accruals should be adjusted or other disclosures related to contingencies are required.

Equity in Joint Venture Income – The Company accounts for its investments in the joint ventures using the equity method. Under the equity method, the Company records its pro-rata share of joint venture income or losses and adjusts the basis of its investment accordingly. The Company’s investment in China, BOMAY, did not commence operation until early 2007 and, therefore, no amounts were reflected for its operating activities until the second quarter of 2007.

THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED WITH THE SIX AND THREE MONTHS ENDED JUNE 30, 2006

OVERALL RESULTS OF OPERATIONS

The reporting period with respect to the operations of the American Access segment for this report reflects the results of operations from the date of the Merger, May 15, 2007 through June 30, 2007.

Consolidated comparison of the six months ended June 30, 2007 and 2006 (in thousands of dollars).

Revenues and Gross Profit. Total consolidated net sales increased $1,691.4 or 6.9%, to $26,074.5 for the six months ended June 30, 2007 over the comparable period in 2006. The increase occurred primarily in the E&I segment which increased $3,743.2. The AAT segment contributed an additional $1,230.5. These increases were partially offset by a $3,282.2 decline in the TP&S segment.

Consolidated cost of sales for the six months ended June 30, 2007 was $22,877.9, a $2,429.5 increase, or 11.9%, over the prior year period. The increase in cost of sales is primarily due to increases in net sales over the prior year period. However, two contracts exceeded their estimated costs of $475 by approximately $565, resulting in the disproportionate increase in cost of sales. As a percentage of net sales, cost of sales increased by 3.8% due primarily to the contract cost overruns previously mentioned.

Consolidated gross profit during the six month period ended June 30, 2007 declined by $738.1 to $3,196.6 as compared to $3,934.7 in 2006. The decline in consolidated gross margin is a result, primarily, of the increased cost of sales and is reflected in a gross margin percentage of 12.3% as compared to 16.1% in 2006.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $2,436.8 during the six month period ended June 30, 2007, an increase of $399.9 from the prior year period. The increase is primarily attributable to the additional expenses associated with AAT as well as increased selling expenses.

Other Income and Expense. Consolidated other income and expense improved by $1,153.0 from the prior year period due to the recognition of $500.0 equity income on joint ventures and an increase in realized gain of $653.0 on marketable securities of a comparable amount.

Provision for Income Taxes. Income tax expense declined by $30.3 due to the decline in the effective tax rate. The effective tax rate of 35% was lower than the prior year due to a higher proportion of equity income.

Net Income. Net income for the six months ended June 30, 2007 was $1,424.3, an increase of $45.3, or 3.3% as compared to $1,379.1 for the prior year period. The increase in net income is a reflection of increased income before income taxes and slightly lower income tax expense during the second quarter of 2007.

Consolidated comparison of the three months ended June 30, 2007 and 2006 (in thousands of dollars).

Revenues and Gross Profit. Total consolidated net sales increased $2,241.9 or 19.5%, to $13,756.2 for the three months ended June 30, 2007 over the comparable period in 2006. The increase occurred due to a strengthening in AETI’s E&I Construction segment as well as the inclusion of the AAT segment sales.

Consolidated cost of sales for the three months ended June 30, 2007 was $11,948.0, a $2,349.8 increase, or 24.5%, over the second quarter of 2006. The increase in cost of sales is primarily due to the inclusion of the AAT segment costs, increases in labor, material and related costs associated with the higher sales activity and the disproportionate percentage increase was occasioned by higher than estimated costs on two fixed price contracts. These two contracts contributed sales and cost of sales of $330 and $765, respectively, for the most recent quarterly period and are essentially completed as of June 30, 2007.

Consolidated gross profit during the three-month period ended June 30, 2007 declined by $107.9. This decline is related to the additional cost of sales related to the two contracts referenced above. Consolidated gross profit as a percent of net sales was 13.1% during the three-month period, compared to 16.6% in the prior year. This decline is attributable to the two contracts as the gross profit would have been 18.0% if their impact was excluded from the consolidated results.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $1,436.6 during the three-month period ended June 30, 2007, an increase of $371.5 from the prior year period. This increase is principally attributable the inclusion of the AAT costs and increased selling expenses which are offset by a reduction in bonus accruals associated with the decline in operating margins explained above.

Other Income and Expense. Consolidated other income and expense increased by $445.7 due to the recognition of equity in joint venture income which is offset by reduced gains on sale of marketable securities of $44.6.

Provision for Income Taxes. The consolidated income tax expense was $48.3 lower than the prior year period due to the reduction in the effective tax rate of 35%. This reduced rate is due to an increase in equity income.

Net Income. Net income for the three months ended June 30, 2007 was $685.8 compared to $671.2 for the prior year period. The decrease in net income is attributable to the increase in operating expenses and is partially offset by an increase in other income.

SEGMENT COMPARISONS

Technical Products and Services. The TP&S segment revenues declined $1,003.5 from $8,442.8 for the second quarter of 2006 to $7,439.3 for the second quarter of 2007. This segment’s business experienced some decline due to the slow down in drilling activity in North America in the early part of 2007 but more particularly the 2006 period included approximately $2,000 in sales to our joint venture partner in China. With the advent of the joint venture in the latter part of 2006, the Company will derive most of its income in that market from its equity interest in the joint venture.

The backlog for the TP&S segment was approximately $14.3 million as of June 30, 2007, an increase of $4.8 million over the previous year. Approximately one half of this backlog should be realized in revenues for the remainder of the fiscal year.

Gross profits for the TP&S segment for the second quarter of 2007 were $1,205.6, a $139.7 decline from the prior year period due primarily to the revenue impact noted above. TP&S income before taxes for the second quarter of 2007 was $1,133.6 compared to $666.0 for 2006 and the change is ascribable to recognition of equity in our joint venture operations.

Electrical & Instrumentation Construction. The E&I segment reported sales of $5,086.4 in the second quarter of 2007, an increase of $2,014.9 or 65.6%, over the second quarter of 2006. The rate of increase was associated with strengthening in the wastewater treatment plant business as well as the commercial market segment.

The backlog for the E&I segment was approximately $16.8 million as of June 30, 2007, an increase of $4.8 million over the previous year. Approximately one third of this backlog should be realized in revenues for the remainder of the fiscal year.

Gross profits for the E&I segment during the second quarter of 2007 were $305.5, a $265.3 decrease from the prior year. The decline in gross profit is attributable to two contracts for which the costs to complete were underestimated which negatively impacted gross profits by $490.0 in the current quarter. The E&I segment’s income before taxes for the second quarter of 2007 and 2006 was $13.2 and $399.4, respectively.

American Access Technologies. The American Access segment’s reporting period for this quarter consists of the six weeks from the date of the merger, May 15, 2007, through June 30, 2007. These results reflect consistent sales in both the Formed Metal and the Zone Cable categories. AAT reported sales of $1,230.5, gross profit of $297.1 and income before taxes of $103.1.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, AETI’s cash and cash equivalents were $1,764.6 compared to $2,031.1 as of December 31, 2006. AETI’s wholly owned subsidiary, M&I borrowed $2,000.0 during the most recent quarter on its revolving credit facility in order to fund increases in working capital. Working capital was $13,606.5 and $9,118.4 as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, AETI’s current ratio and debt to total capitalization ratio were 2.5% and 10.2%, respectively. The comparable ratios at December 31, 2006 were 2.0% and 3.5%.

AETI’s long term debt as of June 30, 2007 was $2,500.0, on which interest payments are current. AETI’s wholly-owned subsidiary, M&I had a $6,000 revolving credit facility, on which there was an outstanding balance of $2,000.0 as of June 30, 2007. The revolving credit facility expired on July 2, 2007. Effective July 5, 2007, this facility was renewed for an additional year in the same amount and with essentially identical terms. In connection with the renewal, AETI provided a guarantee for all obligations arising from this credit facility.

Operating Activities

During the six months ending June 30, 2007, AETI utilized cash flows from operations of $2,673.0 as compared to $790.3 in 2006. Continued high activity levels caused usage of funds for increases in accounts receivable, inventories, costs and estimated earnings in excess of billings and reduced milestone billings partially offset by increases in accounts payable and accrued expenses. The 2006 period can be explained by the same factors except that milestone billings generated cash flow.

During the three months ended June 30, 2007, AETI utilized cash flow from operations of $2,740.2 as compared to a provision of $1,952.5 in 2006. This usage was associated with increases in joint venture equity income, accounts receivable, inventories and costs and estimated earnings in excess of billings and a reduction in milestone billings. This usage was partially offset by increases in accounts payable and accrued liabilities.

Investing Activities

During the six months ending June 30, 2006, the Company utilized $544.0 in net investing activities compared to $276.0 in 2006. In 2007, capital expenditures have been $472.4 of which a significant portion relates to the implementation of a new enterprise information system which has been implemented as of this date. The Company invested $1,033.0 in its Chinese joint venture and incurred $396.7 in transaction costs related to the acquisition of AAT. The Company received $1,095.5 in proceeds from the sale of marketable securities and received a dividend from its Singapore joint venture of $262.6 which partially funded these investments. In 2006, capital expenditures aggregated $461.1 primarily associated with repairs associated with the 2005 hurricanes. This expenditure is offset by proceeds received of $803.3 as a result of the insurance settlement related to these damages. In addition, the Company expended $1,024.4 related primarily to the initial investment in the Chinese investment. These investments were partially funded by proceeds from the sale of marketable securities of $404.4.

For the quarter ended June 30, 2007, the Company utilized cash from investing activities of $189.3. Capital expenditures were $235.9, a loss of $10.7 on the sales of equipment was recognized and transaction costs related to the merger were $396.7. These investments were partially funded by proceeds from the sale of marketable securities of $192.4 and a dividend from the Singapore affiliate of $261.6. In the quarter ended June 30, 2006, cash was utilized in investing activities of $930.4 as the initial Chinese investment of $1,000 was made and capital expenditures were $221.2, partially funded by sales of marketable securities, $297.0.

Financing Activities

During the six months ending June 30, 2007, the Company generated cash flows from financing activities of $2,000.0 related to advances from the revolving credit facility and $245.7 from the exercise of stock options. In 2006, $41.5 was received from treasury stock transactions. In the quarter ended June 30, 2007, $2,000.0 was generated from financing activities due to the borrowing under the revolving credit facility and $245.7 from the exercise of stock options. In the comparable 2006 period, $8.0 was received from treasury stock transactions.

Contractual Obligations

As of June 30, 2007, the Company has long term obligations of $2,500.0 all of which comes due in a period between one and three years.

Outlook for Fiscal 2007

The Company’s revenues reflect an increase over the prior year period although the rate of growth has moderated from the previous several years. The increase in growth is partially attributable to the consolidation of the AAT segment’s operating results as a result of the May 15, 2007 merger. Management expects the increasing trend to continue throughout 2007 based on existing backlogs and bidding activity as well as the AAT merger. The moderation in rate of increase, particularly in the TP&S segment, is associated with the slowdown in drilling activity in North America. This trend has been widely reported by other companies whose revenues are influenced by oil and gas drilling. The Company has reported lower operating margins during the current period due to several contracts that experienced underestimated expenses as well as higher infrastructure costs in information systems, administration and sales and marketing. The Company expects operating margins to improve in the second half of the year. Due to the sale of a majority of the marketable securities held by the Company, we experienced a non-recurring gain during the current period.

AETI has experienced a substantial increase in its working capital needs that it has been able to finance through existing cash balances and utilization of its revolving credit facility. This trend will increase as the Company’s operating levels continue to increase. The Company believes its existing cash, working capital and unused credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months.

Effects of Inflation

AETI has experienced significant price increases in its crucial raw materials, particularly copper, steel and aluminum since the beginning of 2005. At this point, the Company has been generally successful in recovering these increases from its customers in the form of increased prices. As a result, the Company has not experienced margin erosion due to inflationary pressures. We cannot be assured that the competitive environment will enable us to recover these cost increases in the future.

RISK FACTORS THAT COULD AFFECT FUTURE RESULTS

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this document and in the information incorporated by reference into this document. Before deciding to invest in our Company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in M&I’s audited consolidated financial statements filed on Form 8-K/A on July 30, 2007 and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), including any subsequent reports filed on Forms 10-KSB, 10-QSB and 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Customers in the oil and gas industry account for a significant portion of our sales. Reduced expenditures by customers in this industry are likely to reduce our revenues, profitability and cash flows.

Customers related to the oil and gas industry accounted for approximately 50% of our sales in both 2006 and 2005, as well as for the six months ended June 30, 2007 and 2006. The oil and gas industry is a cyclical commodity business, with product demand and prices based on numerous factors such as general economic conditions and local, regional and global events and conditions that affect supply, demand and profits. While demand for our products and services has benefited from recent high demand and prices experienced by our customers in this industry, a decline in demand or prices for oil and gas will likely cause a decrease in demand for our products and services and result in a decline in our revenues, profit margins and cash flows.

Our products include complex systems for energy and industrial markets which are subject to operational and liability risks.

We are engaged in the manufacture and installation of complex power distribution and control systems for the energy and industrial markets. These systems are frequently complex and susceptible to unique engineering elements that are not tested in the actual operating environment until commissioned. As a result, we may incur unanticipated additional operating and warranty expenses that were not anticipated when the fixed-price contracts were estimated and executed.

The industries in which we operate are highly competitive, which may result in a loss of market share or decrease in revenue or profit margin.

Our products and services are provided in a highly competitive environment and we are subject to competition from a number of similarly sized or larger businesses which may have greater financial and other resources than are available to us. Factors that affect competition include timely delivery of products and services, reputation, manufacturing capabilities, price, performance and dependability. Any failure to adapt to a changing competitive environment may result in a loss of market share and a decrease in revenue and profit margins.

We often utilize fixed-price contracts which could adversely affect our financial results.

We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for such fixed price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may result in actual revenue and gross profits for a project differing from those we originally estimated and could result in reduced profitability and losses on projects. Depending upon the size of fixed price contracts, variations from estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.

We rely on a few key employees whose absence or loss could disrupt our operations or be adverse to our business.

Our continued success is dependent on the continuity of several key management, operating and technical personnel. The loss of these key employees would have a negative impact on our future growth and profitability. We have not entered into employment agreements with any of our key personnel other than one executive at our subsidiary and two executives at our American Access location.

Continued growth may adversely impact our results of operations and financial condition.

We have experienced a significant increase in the sales of our products and services since 2004. We cannot be certain that our personnel, systems, procedures and controls will be adequate to support our operations as they expand to meet continued growth. Any future growth also will impose significant additional responsibilities on members of our senior management, including the need to recruit and integrate new senior level managers and executives. We cannot be certain that we can recruit and retain such additional managers and executives. To the extent that we are unable to manage our growth effectively, or are unable to attract and retain additional qualified management, our financial condition and results of operations could be materially and adversely affected.

Our failure to attract and retain qualified personnel could lead to a loss of revenue or profitability.

Our ability to provide high-quality products and services on a timely basis requires that we employ an adequate number of skilled personnel. Accordingly, our ability to increase our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We, like many of our competitors, are currently experiencing shortages of qualified personnel. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel.

Natural disasters, terrorism, acts of war, international conflicts or other disruptions could harm our business and operations.

Natural disasters, acts or threats of war or terrorism, international conflicts, and the actions taken by the United States and other governments in response to such events could cause damage to or disrupt our business operations or those of our customers, any of which could have an adverse effect on our business.

We manufacture products and operate plants in Mississippi, Texas and Florida. Operations were disrupted in 2005 due to Hurricanes Katrina and Rita. Although we did not suffer a material loss as a result of these disruptions due to its insurance coverage and advance preparations, it is not possible to predict future similar events or their consequences, any of which could decrease demand for our products, make it difficult or impossible for us to deliver products, or disrupt our supply chain.

We generate a significant portion of our revenues from international operations and are subject to the risks of doing business outside of the United States.

Approximately 39.5% of our revenues in 2006 were generated from projects and business operations outside of the United States, primarily provided to the upstream oil and gas industry in the following countries: Russia, Djibouti, Singapore, Australia, India, Ecuador, Dubai and Peru. This percentage was approximately 30.0% during the first six months of 2007. The oil and gas industry operates in both remote and potentially politically unstable locations, and numerous risks and uncertainties affect our non-United States operations. These risks and uncertainties include changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as United States laws affecting activities of United States companies abroad, including tax laws and enforcement of contract and intellectual property rights. In addition, the costs of providing our services can be adversely and/or unexpectedly impacted by the remoteness of the locations and other logistical factors.

We entered into a joint venture with a Chinese energy services company in 2006. This investment represents our initial experience operating in China and as a result we may encounter unforeseen or unexpected operating, financial, political or cultural factors that could impact its business plans and the expected profitability from such investment. We will face risks if China loses normal trade relations with the United States and it may be adversely affected by the diplomatic and political relationships between the United States and China. As a result of the relatively weak Chinese legal system in general and the intellectual property regime in particular, we may face additional risk with respect to the protection of its intellectual property in China. Changes in China’s political and economic policies could adversely affect our investment and business opportunities in China.

Increases in raw material prices will increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices for our products.

Copper, steel and aluminum represent a significant element of our material cost. Significant increases in the prices of these materials can reduce our estimated operating margins if we are unable to recover such increases from customer revenues.

Foreign Currency Transaction Risk

AETI maintains an investment in its Singapore joint venture, M&I Electric Far East PTE, Ltd. The functional currency of this joint venture is the Singapore dollar. The amount of its investment is translated into United States dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in AETI’s consolidated balance sheet.

The investment in marketable securities consists of common shares of Oakwell Engineering, AETI’s partner in MIEFE. Oakwell is a distributor of electrical and energy-related products. These shares trade on the Singapore Stock Exchange and are denominated in Singapore dollars.

The Company completed its investment of 16.0 million Yuan (approximately $2.0 million) in its Chinese joint venture, BOMAY, in March, 2007. The functional currency of this joint venture is the Chinese Yuan. BOMAY’s financial statements will be translated into United States dollars at the rate prevailing at the end of each quarterly reporting period and any resulting adjustment will be recorded as accumulated other comprehensive income in the Company’s consolidated balance sheet. Under the terms of the Equity Joint Venture Contract, the Company was obligated to make a total investment of 16.0 million Yuan (approximately $2.0 million) during the initial two years of the joint venture.

Other than the aforementioned items, the Company does not believe it is exposed to foreign currency exchange risk because all of its sales and purchases are denominated in United States dollars.

Commodity Price Risk

The Company is subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We endeavor to recoup these price increases from our customers on an individual contract basis to avoid operating margin erosion. Although historically we have not entered into any contracts to hedge its commodity risk, we may do so in the future. Commodity price changes can have a material impact on our prospective earnings and cash flows.

ITEM 3A (T).	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting.

Management has concluded that the control environment remains unchanged regarding our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2007.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders (the “Special Meeting”) of American Access Technologies, Inc. was held on May 14, 2007 and the votes on each item were:

As to each item:

The approval of the issuance of AAT common stock in connection with the acquisition of M&I Electric Industries, Inc. was ratified by a vote of approximately 3,965,305 for, 149,308 against or withheld and 12,025 abstentions and broker non-votes.

The approval of an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 30,000,000 shares to 250,000,000 shares was ratified by a vote of approximately 3,868,554 for, 243,634 against or withheld and 14,450 abstentions and broker non-votes.

The authorization of the board of directors to effect a reverse stock split of our common stock at a ratio between 1:2 to 1:6 to be determined by our board of directors was ratified by a vote of approximately 3,840,995 for, 271,228 against or withheld and 14,415 abstentions and broker non-votes.

The authorization of an amendment to our articles of incorporation to change the Company’s name to American Electric Technologies, Inc. was ratified by a vote of approximately 3,918,883 for, 182,348 against or withheld and 25,407 abstentions and broker non-votes.

The authorization to consider and vote on a proposal to adjourn the Special Meeting, if necessary, to solicit additional proxies in the event that there are not sufficient votes at the time of the Special Meeting to approve Proposal Nos. 1, 2, 3 and 4 was ratified by a vote of approximately 3,867,091 for, 211,608 against or withheld and 47,939 abstentions and broker non-votes.

The amendment of Article XII of our By-laws to allow the board of directors, as well as the stockholders, to amend the By-laws was not ratified. The required number of votes needed to ratify the change was 3,788,891, however only 3,736,574 for were received along with 344,113 against or withheld and 45,951 abstentions and broker non-votes.

ITEM 5.	OTHER INFORMATION

Loan agreement

On July 2, 2007 M & I Electric Industries, Inc. (M & I”), a wholly-owned subsidiary of American Electric Technologies, Inc. (the “Company”), entered into a secured business loan agreement with JP Morgan Chase Bank, N.A. replacing a credit line with similar terms which expired as of the same date.

The agreement provides a line of credit to M&I of a maximum of $6 million limited by the borrowing base, which is a function of eligible accounts receivable and inventory. Borrowings under the agreement bear interest at the LIBOR rate (5.32% at June 30, 2007) plus 1.75%. Interest on revolving borrowings is payable monthly, and principal is payable in full on July 2, 2008. Loans under the agreement are collateralized by trade accounts receivable, inventories, and work-in-process and are guaranteed by the Company.

The terms of the note contain covenants which provide for customary restrictions and limitations, including the maintenance of certain financial ratios and restrictions on payment of dividends.

M&I extended its outstanding loan of $2 million under its line of credit on July 2, 2007.

The foregoing description is qualified in its entirety by reference to the business loan agreement, the promissory note executed by M&I and the guaranty executed by the Company, copies of which were filed as Exhibits 10.1, 10.2 and 10.6, respectively, to the Company’s Form 8-K/A filed on July 30, 2007, all of which are hereby incorporated herein by reference.

Non-Employee Director Compensation

One August 9, 2007 the Company’s Compensation Committee recommended and the Board of Directors adopted a compensation policy for the Company’s non-employee directors. A description of the Company’s compensation policy for non-employee directors is filed as Exhibit 10.2 to this Form 10-QSB and is incorporated herein by reference.

ITEM 6.	EXHIBITS

(a)	Exhibits:

10.1	Consulting Agreement with Stuart Schube dated November 26, 2003

10.2	Non-Employee Director Compensation Agreement dated August 9, 2007

31	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2007

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ ARTHUR G. DAUBER
Arthur G. Dauber
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOHN H. UNTEREKER
John H. Untereker
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)