Form 10QSB
period 2007-09-30
American Electric Technologies Inc
filed 2007-11-14
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The number of shares of AMERICAN ELECTRIC TECHNOLOGIES INC. Common Stock (Par Value $0.001) outstanding at November 13, 2007 was 7,658,241.

Transitional Small Business Disclosure Format    YES  ☐.    NO  ☒.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Table of Contents

For the Quarterly Period Ended September 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

Unaudited

September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$1,276,009
Accounts receivable-trade, net of allowance of $406,213	16,533,832
Accounts receivable-other	24,959
Income taxes receivable	487
Inventories, net of allowance of $149,030	6,785,837
Costs and estimated earnings in excess of billings on uncompleted contracts	3,213,914
Prepaid expenses and other current assets	131,571
Due from employees	80,264
Deferred income taxes	331,698

Total current assets	28,378,571
Property, plant and equipment, net	5,030,852
Other assets, net	178,169
Advances to and investments in joint ventures	3,519,225
Deferred tax asset	2,491,488

Total assets	$39,598,305

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,496,254
Accrued payroll and benefits	1,097,580
Other accrued expenses	822,720
Billings in excess of costs and estimated earnings on uncompleted contracts	4,482,229
Income taxes payable	52,770

Total current liabilities	12,951,553
Notes payable	4,500,000

Total liabilities	17,451,553
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,658,241 shares issued and outstanding	7,658
Additional paid-in capital	7,256,213
Retained earnings	14,882,881

Total stockholders’ equity	22,146,752

Total liabilities and stockholders’ equity	$39,598,305

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Unaudited

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Net sales	$39,191,846	$34,369,093	$13,117,377	$9,986,054
Cost of sales	34,462,736	28,375,678	11,584,858	7,927,315

Gross profit	4,729,110	5,993,415	1,532,519	2,058,739
Operating expenses:
General and administrative	2,933,179	2,735,935	1,158,070	1,167,908
Selling	1,179,149	701,197	517,506	232,389

Total operating expenses	4,112,328	3,437,132	1,675,576	1,400,297

Income (loss) from operations	616,782	2,556,283	(143,057)	658,442
Other income (expense):
Equity in joint venture income	1,116,000	—	616,000	—
Gain on sale of marketable securities	1,022,157	365,530	59,827	69,960
Interest expense	(94,760)	(42,246)	(67,774)	(11,820)
Other, net	19,313	72,910	10,533	46,926

Total other income	2,062,710	396,194	618,586	105,066

Income before income taxes	2,679,492	2,952,477	475,529	763,508
Income tax expense	945,759	1,092,416	166,115	282,498

Net income	$1,733,733	$1,860,061	$309,414	$481,010

Net income per common share:
Basic	$0.25	$0.31	$0.04	$0.08
Diluted	$0.25	$0.31	$0.04	$0.08
Weighted average shares:
Basic	6,858,625	6,047,392	7,658,241	6,068,437
Diluted	6,867,209	6,047,392	7,666,825	6,068,437

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,733,733	$1,860,061
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of assets and liabilities acquired:
Provisions for bad debt	34,314	(4,065)
Depreciation and amortization	598,094	384,824
Gain on sale of property and equipment	—	(28,321)
Gain on sale of marketable securities	(1,022,157)	(365,530)
Allowance for obsolete inventory	21,070	—
Deferred income tax (benefit) expense	366,512	—
Equity income from joint venture	(1,116,000)	—
Change in operating assets and liabilities:
Accounts receivable (including other)	(6,090,057)	(1,832,186)
Income taxes receivable/payable	(649,265)	223,059
Inventories	(2,987,513)	(41,353)
Costs and estimated earnings in excess of billings on uncompleted contracts	385,382	(2,170,355)
Prepaid expenses and other assets	244,014	155,767
Accounts payable and accrued liabilities	1,996,611	974,455
Billings in excess of costs and estimated earnings on uncompleted contracts	1,922,910	705,914

Net cash used in operating activities	(4,562,352)	(137,730)
Cash flows from investing activities:
Purchases of property, plant and equipment	(947,115)	(743,111)
Proceeds from disposal of property, plant and equipment	5,501	1,300
Proceeds from sale of marketable securities	1,188,684	527,857
Proceeds from insurance settlements	—	803,831
Advances to and investments in joint ventures	(1,033,000)	(1,024,392)
Dividends received from joint ventures	262,599	—
Net assets acquired including current period capitalized transaction costs	84,878	—

Net cash used in investing activities	(438,453)	(434,515)
Cash flows from financing activities:
Proceeds from exercise of options to purchase common stock	245,700	—
Proceeds from sale of treasury stock	—	42,147
Advances from revolving credit facility	4,000,000	—

Net cash provided by financing activities	4,245,700	42,147

Net decrease in cash and cash equivalents	(755,105)	(530,098)
Cash and cash equivalents, beginning of period	2,031,114	1,079,260

Cash and cash equivalents, end of period	$1,276,009	$549,162

Supplemental disclosures of cash flow information:
Interest paid	$89,950	$42,246

Income taxes paid	$1,167,000	$967,943

Supplemental disclosures of non-cash activities:
Accrued merger costs	$(320,311)	$—

Fair value of common stock, options and warrants issued in the acquisition	6,851,000

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

September 30, 2007

1. Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and Subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of September 30, 2007 and for the nine and three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2007 and results of operations for the nine and three months ended September 30, 2007 and 2006. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The statements should be read in conjunction with the Company’s financial statements filed on Form 8-K/A on July 30, 2007.

The accompanying interim consolidated financial statements include the accounts of American Electric Technologies, Inc. and its Subsidiaries as of September 30, 2007. We have eliminated all significant inter-company balances and transactions in consolidation.

2. Merger

Prior to May 15, 2007, we were known as American Access Technologies, Inc. (“American Access”, “AAT”). On May 15, 2007, we completed a business combination (the “merger”) with M&I Electric Industries, Inc. (“M&I”). Because the stockholders of M&I were issued approximately 80% of the voting stock of the combined company in the merger, for accounting purposes, AAT was deemed to be the acquired entity in the merger, and the merger was accounted for as a reverse acquisition. Upon completion of the merger, all outstanding shares of M&I stock were exchanged for 6,079,692 shares (as adjusted for a 1-for-5 reverse stock split) of American Access common stock at par value of $0.001.

In connection with the merger, we changed our name to American Electric Technologies, Inc. and affected a 1-for-5 reverse stock split of our common stock. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the merger, and the 1-for-5 reverse split of our common stock on May 15, 2007.

Our financial statements reflect the historical results of M&I prior to the merger and that of the combined company following the merger, and do not include the historical results of AAT prior to the merger. For this nine month period ended September 30, 2007, the results of operations reported for the Company include a full nine months of operations for M&I and approximately four and one half months for AAT (from May 15, 2007 through September 30, 2007).

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

Upon completion of a thorough analysis, and in agreement with the opinions of its financial advisers, management determined that the market price of American Access common stock did not represent fair value of American Access as an entity. Based on the opinion of professional investment advisers, which noted that the shares issued in the merger were not registered under the Securities Exchange Act of 1933 and were restricted securities which could not be sold in the open market without the satisfaction of Rule 144 restrictions, management concluded that it would be appropriate to discount the market price by 18% to determine the fair value of such shares for calculating the purchase price of the merger. The purchase price also includes the fair value of the American Access stock options and warrants outstanding and certain transaction costs of M&I.

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

(649)

$7,895

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the merger had been completed on January 1 of the period reported on:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Revenue	$42,161,862	$40,732,418	$13,117,377	$12,049,591

Net income	$1,111,636	$1,990,511	$309,414	$473,848

Pro forma income per share - basic	$0.16	$0.33	$0.04	$0.08
Pro forma income per share - diluted	$0.16	$0.33	$0.04	$0.08
Weighted-average shares - basic	6,858,625	6,047,392	7,658,241	6,068,437
Weighted-average shares - diluted	6,867,209	6,047,392	7,666,825	6,068,437

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

Basic net income per common share has been computed based upon the weighted average number of shares of common stock outstanding for the nine and three months ended September 30, 2007 and 2006.

4. Issuance of Common Stock

There were no issuances of stock during the third quarter of 2007.

5. Stock-Based Compensation

Stock Options

There were no grants of stock options during the third quarter of 2007.

6. Recent Accounting Pronouncements

There are no recent financial pronouncements that management expects to have a material impact on the Company’s financial position or results of operations.

7. Segment Information

The Company follows the guidance of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in reporting operating segment information.

Management has organized the Company around products and services and has three reportable segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”). TP&S develops, manufactures, provides and markets switchgear and variable speed drives. The service component of this segment includes retrofitting equipment upgrades, startups, testing and troubleshooting electrical substations, switchgear, drives and control systems. Additionally, joint venture equity income is included in TP&S income before income taxes because their operations are exclusively involved in TP&S activities. The E&I segment installs electrical equipment for the energy, water, industrial, marine and commercial markets. The AAT segment manufacturers and markets zone cabling products and manufactures formed metal products of varying designs.

Following are selected financial details regarding the Company’s reportable segments (in thousands of dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Technical products and services	$21,145.1	$25,405.0	$6,038.4	$7,016.1
Electrical and instrumentation construction	14,644.9	8,964.1	4,907.6	2,970.0
American Access	3,401.9	—	2,171.4	—

	$39,191.9	$34,369.1	$13,117.4	$9,986.1

Gross profit:
Technical products and services	$2,686.9	$4,761.9	$488.7	$1,814.2
Electrical and instrumentation construction	1,199.6	1,231.5	498.3	244.5
American Access	842.6	—	545.6	—

	$4,729.1	$5,993.4	$1,532.6	$2,058.7

Income before income taxes:
Technical products and services	$2,504.2	$2,410.6	$560.7	$859.5
Electrical and instrumentation construction	546.1	541.9	170.3	(96.0)
American Access	247.4	—	144.3	—
Corporate and other unallocated expenses	(618.2)	—	(399.8)	—

	$2,679.5	$2,952.5	$475.5	$763.5

The Company’s management does not separately review and analyze its assets on a segment basis for TP&S and E&I and all assets for the segments are recorded within the corporate segment’s records. Depreciation expense is apportioned to the segments based on management’s best estimate. Corporate unallocated expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments, i.e. except for equity in joint venture income attributable to TP&S, all other costs, expenses and other income have been allocated to the segments based on sales which management believes is the best available basis to apportion these elements of income and expense to the segments.

Approximately 35% to 40% of TP&S sales are sold into international markets. These sales are made in US dollars and are generally settled prior to shipment or are secured by irrevocable letters of credit; all E&I sales are made in the United States although some services are performed internationally; and, all of AAT’s sales are made in the United States.

8. Advances to and Investment in Joint Ventures

Assets held by the Company outside of the United States consist of two joint ventures:

•	a 49% interest in M&I Electric Far East, Ltd. (“MIEFE”), a joint venture with Oakwell Engineering, Ltd., in Singapore, and;

•

BOMAY Electric Industries Company, Ltd., in which M&I holds a 40% interest with Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), which holds 51%, and AA Energies, Inc., headquartered in Xian, China, which holds 9%.

The functional currency of MIEFE and BOMAY are the Singapore dollar and the Chinese Yuan, respectively.

For the nine and three months ended September 30, 2007, and based upon results of operations as reported by the investee companies (translated at average exchange rates during the periods), the Company recognized $829,000 and $529,000 equity income, respectively, from its China joint venture and $287,000 and $87,000, equity income, respectively, from its Singapore joint venture. Management has taken into consideration various estimates for accruals and other year-end adjustments that are believed to be necessary for a fair presentation. The China joint venture was in start-up condition through the early part of 2007. Management’s estimates of accruals and adjustments reflect the uncertainties of the local operating environment and the early-stage operation of the joint venture. The Company recognized no equity income during 2006 from either joint venture.

As of September 30, 2007 the Company had accounts receivable from these affiliates of approximately $743,000.

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

The Company records revenue from its field and technical service and repair operations on a completed service basis after customer acknowledgement that the service has been completed and accepted. In addition, the Company sells certain manufactured products, purchased parts and other products. These revenues are recorded when the product is shipped and title passes to the customer.

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

10. Revolving Credit Agreement

A subsidiary of the Company maintains a revolving credit agreement with a bank. The borrowings are not to exceed the lower of $6,000,000 or the sum of 80% of eligible accounts receivable plus 40% of the aggregate amount of eligible inventory. As of September 30, 2007, $4,000,000 was outstanding as borrowings. The revolving credit facility expired on July 2, 2007. Effective July 5, 2007, this facility was renewed for an additional year in the same amount and with essentially identical terms. Borrowings under the agreement bear interest at the LIBOR rate (5.30% at September 28, 2007) plus 1.75%. The agreement is collateralized by trade accounts receivable, inventories, and work-in-process.

The terms of the note contain covenants, which provide for customary restrictions and limitations, the maintenance of certain financial ratios and a restriction from paying dividends without prior written consent of the bank. At September 30, 2007, we were in compliance with all restrictive covenants.

Effective October 31, 2007, the Company entered into a revised credit agreement with the same bank and with essentially the same terms and conditions except the maximum commitment level was increased to $8,000,000 and the expiration date was extended to October 31, 2009. In addition, the structure of the credit agreement was modified such that the Company became the borrower and its subsidiary is a guarantor of the loan. The Company granted a security interest in its trade accounts receivable and inventories to collateralize any obligations under the credit agreement.

11. Taxes on Income

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reported to the taxing authorities. The Company does not believe that there have been any significant changes in its deferred tax assets and liabilities since the 2006 audited financial statements except as follows:

(a)	As more fully described in Note 2, the Company completed a merger with American Access Technologies on May 15, 2007 and as a result, the merged entity will have a net operating loss carry-forward in excess of $10,000,000. Management estimates that a portion of these net operating losses will be available to reduce future income taxes payable under IRC Section 382 and on the basis of these estimates, a deferred tax asset of $2,858,000 has been recognized and allocated to the purchase price;

(b)	The Company reversed approximately $225,000 in deferred tax liability associated with unrealized gains on its investment in marketable securities included in Accumulated Comprehensive Income in conjunction with the sale of those securities;

(c)	The Company recognized $366,000 in deferred tax liability associated with its equity income from joint ventures.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all material tax positions upon initial adoption of this standard. Only tax positions that meet the “more likely than not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. FIN 48 is effective for our fiscal year beginning January 1, 2007. The Company has reviewed its tax positions and determined that adoption of FIN 48 does not have a material impact on its financial position or results of operations.

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

FORWARD-LOOKING STATEMENTS

Except for historical and factual information, this document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, such as predictions of future financial performance. All forward-looking statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements, including statements regarding our capital needs, business strategy, expectations and intentions, are subject to numerous risks and uncertainties, many of which are beyond our control, including our ability to maintain key products’ sales or effectively react to other risks described from time to time in our Security and Exchange Commission (“SEC”) filings. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

BUSINESS

American Electric Technologies, Inc. is comprised of three segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access

Technologies (“AAT”). The TP&S segment designs, manufactures, markets and provides products designed to distribute the flow of electricity and protect electrical equipment such as motors, transformers and cables, and also provides variable speed drives to both AC (“alternating current”) and DC (“direct current”) motors. Products offered by this segment include low and medium voltage switchgear, generator control and distribution switchgear, motor control centers, powerhouses, bus duct, variable frequency AC drives, variable speed DC drives, program logic control (“PLC”) based automation systems, human machine interface (“HMI”) and specialty panels. The products are built for application voltages from 480 volts to 38,000 volts and are used in a wide variety of industries. Services provided by TP&S include electrical equipment retrofits, upgrades, startups, testing and troubleshooting of substations, switchgear, drives and control systems.

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

The Company owns the Texas facility, which is twelve acres with a 101,000 square foot building; the Florida facility, which is eight and one-half acres with two buildings totaling 67,500 square feet; and the Mississippi facility which is three acres with an 11,000 square foot building. The Louisiana location is a 400 square foot rented supply facility.

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

Our significant accounting policies are more fully described in the financial statements filed on Form 8-K/A on July 30, 2007. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (“SPE”s), nor do we have any “variable interest entities” (“VIE”s), as defined by FASB’s Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.

Inventory Valuation—Inventories are stated at the lower of cost or market, with material value determined using an average cost method. Inventory costs for finished goods and work-in-process include direct material, direct labor, production overhead and outside services. TP&S and E&I indirect overhead is apportioned to work in process based on direct labor incurred. AAT production overhead, including indirect labor, is allocated to finished goods and work-in-process based on material consumption which is an estimate that could be subject to change in the near term as additional information is obtained and as our operating environment changes.

Reserve for Obsolete and Slow-Moving Inventory- Inventories are valued at the lower of cost or market and are reduced by a reserve for excess and potentially obsolete inventories. We regularly review the value of inventory on hand, using specific aging categories, and record a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required.

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

Revenue Recognition – The Company recognizes earnings from both fixed price and modified fixed price contracts. Earnings on certain contracts are recognized on the percentage-of-completion method following the guidelines in the AICPA’s Statement of Position (“SOP”) No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. The Company recognizes revenue from product sales at the time the product is shipped and title passes to the customer. The Company believes that recognizing revenue at time of shipment is appropriate because the Company’s sales policies meet the four criteria of FASB’s Staff Accounting Bulletin No. 104, Revenue Recognition, which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable, and (iv) collectibility is reasonably assured.

Federal Income Taxes—The asset and liability method is used in accounting for federal income taxes (see Note 11). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in our tax returns.

Contingencies—In accordance with SFAS No. 5, Accounting for Contingencies, we record an estimated loss from a loss contingency when information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Contingencies are often resolved over long time periods, are based on unique facts and circumstances, and are inherently uncertain. We regularly evaluate current information available to us to determine whether such accruals should be adjusted or other disclosures related to contingencies are required.

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

RESULTS OF OPERATIONS

The reporting period with respect to the operations of the American Access segment for this report consists solely from the date of the merger, May 15, 2007 through September 30, 2007.

Consolidated comparison of the nine months ended September 30, 2007 and 2006 (in thousands of dollars).

Revenues and Gross Profit. Total consolidated net sales increased $4,822.8 or 14.0%, to $39,191.9 for the nine months ended September 30, 2007 over the comparable period in 2006. The increase occurred primarily in the E&I segment which increased $5,680.8. The AAT segment contributed an additional $3,401.9 and no results were consolidated in the 2006 period. These increases were partially offset by a $4,259.9 decline in the TP&S segment.

Consolidated cost of sales for the nine months ended September 30, 2007 was $34,462.7, a $6,087.1 increase, or 21.5%, over the prior year period. The increase in cost of sales is primarily due to increases in net sales over the prior year period. As a percentage of net sales, the consolidated cost of sales increased by 5.4% due primarily to two E&I contracts exceeding their estimated costs by approximately $565, resulting in the disproportionate increase in cost of sales. In addition, TP&S cost of sales were higher than expected by approximately $1,268.7 due to excessive start-up and development costs on a water-cooled drive system for a marine contract and the introduction of AC drive and automation technology for land-based drilling rigs. The Company expects its cost of sales and related operating margins of these two segments to return to historical levels in the near future. The AAT segment has maintained costs of sales equal to approximately 75% of sales.

Consolidated gross profit during the nine month period ended September 30, 2007 declined by $1,264.3 to $4,729.1 as compared to $5,993.4 in 2006. The decline in consolidated gross margin is a result, primarily, of the increased cost of sales for the TPS and E&I segments and is reflected in a gross margin percentage of 12.1% as compared to 17.4% in 2006. The AAT segment has maintained a gross profit margin equal to approximately 25% of sales.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $4,112.3 during the nine month period ended September 30, 2007, an increase of $675.2 from the prior year period. The change is primarily attributable to the additional selling and administrative expenses associated with AAT ($609.3) and increases in management compensation ($235.2), legal, accounting and other corporate expenses ($186.2), selling expenses ($177.1) and bad debt expense ($90). These increases are offset by decreases in general administrative expenses ($335.1) and lower bonus provisions due to the decline in operating performance ($287.5).

Other Income and Expense. Consolidated other income and expense improved by $1,666.5 from the prior year period due to the recognition of $1,116.0 equity income on joint ventures and an increase in realized gain on sale of marketable securities of $656.7.

Provision for Income Taxes. Income tax expense declined by $146.6 due to the decline in earnings before taxes. The effective tax rate of 35% was lower than the prior year due to a higher proportion of equity income.

Net Income. Net income for the nine months ended September 30, 2007 was $1,733.7, a decrease of $126.3, or 6.8% as compared to $1,860.1 for the prior year period. The decrease in net income is a reflection of the changes income described above.

Consolidated comparison of the three months ended September 30, 2007 and 2006 (in thousands of dollars).

Revenues and Gross Profit. Total consolidated net sales increased $3,131.3, or 31.4%, to $13,117.4 for the three months ended September 30, 2007 over the comparable period in 2006. The increase occurred due to a strengthening in the E&I Construction segment as well as the inclusion of the AAT segment sales of $2,171.4. These increases were partially offset by a decline in TP&S sales of $977.7. The recent weakness in TP&S sales is reflective of a softening of demand in the North American drilling markets that we believe is temporary based on recent quotation activity levels.

Consolidated cost of sales for the three months ended September 30, 2007 was $11,584.9, a $3,657.5 increase, or 46.1%, over the third quarter of 2006. The increase in cost of sales is primarily due to the inclusion of the AAT segment costs, increases in labor, material and related costs associated with the higher sales activity and the disproportionate percentage increase was occasioned by the marine contract and the AC drive product introductions referenced in the nine month analysis. The Company expects its margins to return to historical levels in the forthcoming quarter.

Consolidated gross profit during the three-month period ended September 30, 2007 was $1,532.6, a decline of $526.2 over the third quarter of 2006. This decline is related to the additional cost of sales related to the aforementioned items. Consolidated gross profit as a percent of net sales was 11.7% during the three-month period ended September 30, 2007, compared to 20.6% in the prior year. This decline is attributable to cost of goods sold matters discussed above.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $1,675.6 during the three-month period ended September 30, 2007, an increase of $275.1 from the prior year period. This increase is principally attributable to the additional selling and administrative expenses associated with AAT ($412.2) and increases in bad debt expense ($100.0), legal, accounting and other corporate expenses ($86.0), and selling expenses ($24.0). These increases are primarily offset by decreases in bonus provisions due to the decline in operating performance ($287.0), and compensation expense ($60.1). The increases in management and sales costs are directly attributable to the Company’s growth plans.

Other Income and Expense. Consolidated other income and expense was $618.6 for the three month period ended September 30, 2007, an increase of $513.5 over the prior year period. This increase is primarily due to the recognition of joint venture equity income ($616.0) and is offset by a decrease in miscellaneous other income ($36.4), by reduced gains on sale of marketable securities ($10.1) and an increase in interest expense due to higher long term debt levels ($56.0).

Provision for Income Taxes. The consolidated income tax expense was $116.4 lower than the prior year period due to the reduction in earnings before taxes and a slightly lower effective tax rate of 35%. This reduced rate is due to an increase in equity income.

Net Income. Net income for the three months ended September 30, 2007 was $309.4 compared to $481.0 for the prior year period. The decrease in net income is attributable to the increase in operating income and is partially offset by an increase in other income as explained above.

SEGMENT COMPARISONS

Technical Products and Services. The TP&S segment revenues declined $977.7 from $7,016.1 for the third quarter of 2006 to $6,038.4 for the third quarter of 2007. This segment’s business experienced some decline due to the slow down in drilling activity in North America in the early part of 2007, but more particularly the 2006 period included approximately $1,000.0 in sales to our joint venture partner in China. With the advent of the Chinese joint venture in the latter part of 2006, the Company will derive most of its income in that market from its equity interest in the joint venture.

Gross profits for the TP&S segment for the third quarter of 2007 were $488.7, a $1,325.5 decline from the prior year period due primarily to the revenue impact noted above. In addition, the introduction of the AC Drive and automation package for land-based drilling rigs and the aforementioned water-cooled drive marine system generated negative margins due to excess start-up costs. TP&S’s income before taxes for the third quarter of 2007 was $560.7 compared to income of $859.5 for 2006 and the change is ascribable to the decline in gross profits offset by the recognition of equity in our joint venture operations.

Electrical & Instrumentation Construction. The E&I segment reported sales of $4,907.6 in the third quarter of 2007, an increase of $1,937.6, or 65.2%, over the third quarter of 2006. The rate of increase was associated with strengthening in the wastewater treatment plant business as well as the commercial market segment.

Gross profits for the E&I segment during the third quarter of 2007 were $498.3, a $253.8 increase from the prior year. The improvement in gross profit is attributable to the increase in sales. The E&I segment’s income/(loss) before taxes for the third quarter of 2007 and 2006 was $170.3 and $(96.0), respectively.

American Access Technologies. The AAT segment reported sales of $2,171.4, a gross margin of $545.6 and income of $144.3 before taxes in the third quarter of 2007. These results reflect consistent sales in both the zone cable and fabricated metal categories.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, AETI’s cash and cash equivalents were $1,276.0 compared to $2,031.1, as of December 31, 2006. AETI’s wholly-owned subsidiary, M&I borrowed $2,000.0 during the most recent quarter on its revolving credit facility in order to fund increases in working capital. Working capital was $15,427.0 and $9,118.4 as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, AETI’s current ratio and debt to total capitalization ratio were 2.2% and 16.9%, respectively. The comparable ratios at December 31, 2006 were 2.0% and 3.5%.

AETI’s long term debt as of September 30, 2007 was $4,500.0, on which interest payments are current. AETI has an $8,000.0 revolving credit facility, on which there was an outstanding balance of $4,000.0 as of September 30, 2007. The revolving credit facility expired on July 2, 2007. Effective July 5, 2007, this facility was renewed for an additional year in the same amount and with essentially identical terms. In connection with the renewal, M&I provided a guarantee for all obligations arising from this credit facility.

Operating Activities

During the nine months ending September 30, 2007, AETI utilized cash flows from operations of $4,562.4 as compared to $137.7 in 2006. Continued high activity levels caused usage of funds for increases in accounts receivable and inventories which are partially offset by a decrease in costs and estimated earnings in excess of billings and prepaid expenses and other assets and increases in accounts payable and accrued expenses and billings in excess of costs and estimated earnings. The 2006 period can be explained by the same factors except that milestone billings generated cash flow.

During the three months ended September 30, 2007, AETI utilized cash flow from operations of $1,889.3 as compared to a provision of $1,952.5 in 2006. This usage was associated with increases in accounts receivable, and inventories which are partially offset by decreases in costs and estimated earnings in excess of billings and prepaid expenses and other assets and increases in accounts payable and accrued expenses and billings in excess of costs and estimated earnings.

Investing Activities

During the nine months ending September 30, 2007, the Company utilized $438.4 in net investing activities compared to $434.5 in 2006. In 2007, capital expenditures have been $947.1 of which a significant portion relates to the implementation of a new enterprise information system. The Company invested $1,033.0 in its Chinese joint venture and received a dividend from its Singapore joint venture of $262.6 which partially funded these investments. We also received $1,188.7 in proceeds from the sale of marketable securities and acquired net assets of $84.9 related to the merger with AAT. In 2006, capital expenditures aggregated $434.5 due to an investment of $743.1 primarily associated with repairs associated with the 2005 hurricanes. This expenditure is offset by proceeds received of $803.8 as a result of the insurance settlement related to these damages. In addition, the Company expended $1,024.4 related primarily to the initial investment in the Chinese investment. These investments were partially funded by proceeds from the sale of marketable securities of $527.8.

For the quarter ended September 30, 2007, the Company utilized cash from investing activities of $599.3. Capital expenditures were $474.7 and transaction costs of $223.3 in transaction costs related to the acquisition of AAT. These investments were partially funded by proceeds from the sale of marketable securities of $93.1.

Financing Activities

During the nine months ending September 30, 2007, the Company generated cash flows from financing activities of $4,245.7 related to advances of $4,000.0 from the revolving credit facility (Note 10) and $245.7 from the exercise of stock options. In 2006, $42.1 was received from treasury stock transactions.

In the quarter ended September 30, 2007, $2,000.0 was generated from financing activities due to the borrowing under the revolving credit facility. In the comparable 2006 period, $42.1 was received from treasury stock transactions.

Contractual Obligations

As of September 30, 2007, the Company has long term obligations of $4,500.0 all of which comes due in a period between one and three years.

Backlog

The backlog for the TP&S segment was approximately $14.2 million as of September 30, 2007, which is essentially unchanged as compared to the previous year. Approximately one third of this backlog should be realized in revenues for the remainder of the fiscal year.

The backlog for the E&I segment was approximately $19 million as of September 30, 2007, an increase of $7 million over the previous year. Approximately one quarter of this backlog should be realized in revenues over the remainder of the fiscal year.

Outlook for Fiscal 2007

The Company’s revenues reflect an increase over the prior year period although the rate of growth has moderated from the previous several years. The increase in growth is partially attributable to the consolidation of the AAT segment’s operating results as a result of the May 15, 2007 merger. Management expects the increasing trend to continue throughout 2007 based on existing backlogs and bidding activity as well as the AAT merger. The moderation in rate of increase, particularly in the TP&S segment, is associated with the slowdown in drilling activity in North America. This trend has been widely reported by other companies whose revenues are influenced by oil and gas drilling. The Company has reported lower operating margins during the current period due to several fixed-price contracts that experienced underestimated expenses as well as higher infrastructure costs in information systems, administration and sales and marketing. The Company expects operating margins to improve in the final quarter of the year. Due to the sale of all of the marketable securities held by the Company, we experienced a non-recurring gain during the current period.

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

RISK FACTORS THAT COULD AFFECT FUTURE RESULTS

Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this document and in the information incorporated by reference into this document. Before deciding to invest in our Company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in M&I’s audited consolidated financial statements filed on Form 8-K/A on July 30, 2007 and in our other filings with the SEC, including any subsequent reports filed on Forms 10-KSB, 10-QSB and 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

Customers related to the oil and gas industry accounted for approximately 50% of our sales in both 2006 and 2005, as well as for the nine months ended September 30, 2007 and 2006. The oil and gas industry is a cyclical commodity business, with product demand and prices based on numerous factors such as general economic conditions and local, regional and global events and conditions that affect supply, demand and profits. While demand for our products and services has benefited from recent high demand and prices experienced by our customers in this industry, a decline in demand or prices for oil and gas will likely cause a decrease in demand for our products and services and result in a decline in our revenues, profit margins and cash flows.

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

We manufacture products and operate plants in Mississippi, Texas and Florida. Operations were disrupted in 2005 due to Hurricanes Katrina and Rita. Although we did not suffer a material loss as a result of these disruptions due to insurance coverage and advance preparations, it is not possible to predict future similar events or their consequences, any of which could decrease demand for our products, make it difficult or impossible for us to deliver products, or disrupt our supply chain.

We generate a significant portion of our revenues from international operations and are subject to the risks of doing business outside of the United States.

Approximately 39.5% of our revenues in 2006 were generated from projects and business operations outside of the United States, primarily provided to the upstream oil and gas industry in the following countries: Russia, Djibouti, Singapore, Australia, India, Ecuador, Dubai and Peru. This percentage was approximately 30.0% during the first nine months of 2007. The oil and gas industry operates in both remote and potentially politically unstable locations, and numerous risks and uncertainties affect our non-United States operations. These risks and uncertainties include changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as United States laws affecting activities of United States companies abroad, including tax laws and enforcement of contract and intellectual property rights. In addition, the costs of providing our services can be adversely and/or unexpectedly impacted by the remoteness of the locations and other logistical factors.

We entered into a joint venture with a Chinese energy services company in 2006. This investment represents our initial experience operating in China and as a result we may encounter unforeseen or unexpected operating, financial, political or cultural factors that could impact our business plans and the expected profitability from such investment. We will face risks if China loses normal trade relations with the United States and we may be adversely affected by the diplomatic and political relationships between the United States and China. As a result of the relatively weak Chinese legal system in general and the intellectual property regime in particular, we may face additional risk with respect to the protection of our intellectual property in China. Changes in China’s political and economic policies could adversely affect our investment and business opportunities in China.

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

Commodity Price Risk

The Company is subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We endeavor to recoup these price increases from our customers on an individual contract basis to avoid operating margin erosion. Although historically we have not entered into any contracts to hedge our commodity risk, we may do so in the future.

Commodity price changes can have a material impact on our prospective earnings and cash flows. Copper, steel and aluminum represent a significant element of our material cost. Significant increases in the prices of these materials can reduce our estimated operating margins if we are unable to recover such increases from customer revenues.

ITEM 3A (T).	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

In addition, management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed the Company’s internal control over financial reporting (as defined by Rule 15(d)-15(f) of the Exchange Act), and there have been no changes in the Company’s internal control or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the period covered by this report.

PART II. OTHER INFORMATION

ITEM 5.	OTHER INFORMATION.

On November 8, 2007, the Board of Directors approved amendments to Article VIII, Sections 1, 2 and 3 of the Company’s By-laws to permit the issuance and transfer of shares of its stock without certificates. These amendments were adopted to provide the ability to participate in a direct registration system and is required of all Nasdaq-listed companies by January 1, 2008. Prior to the amendments the By-laws required all stock to be represented by certificates.

The foregoing description is qualified in its entirety by reference to the amended Article VIII, Sections 1, 2 and 3 which are filed as Exhibit 3.2 hereto and incorporated herein by reference.

ITEM 6.	EXHIBITS

(a)	Exhibits:

3.1	Article VIII, Sections 1, 2 and 3 of the Registrant’s By-laws as amended on November 8, 2007

3.2	Article XII of the Registrant’s By-laws as amended on November 7, 2007

10.1	Loan Agreement between Registrant and JP Morgan Chase Bank, N.A. dated October 31, 2007

10.2	Consulting Agreement with Stuart Schube dated November 13, 2007 *

10.3	2007 Employee Stock Incentive Plan *

10.4	Non-Employee Directors’ Deferred Compensation Plan *

10.5	2007 Employee Stock Purchase Plan *

31	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

*	Management contracts or compensatory plans or arrangements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2007

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ ARTHUR G. DAUBER
Arthur G. Dauber
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOHN H. UNTEREKER
John H. Untereker
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)