Form 10-K
period 2007-12-31
American Electric Technologies Inc
filed 2008-03-31
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-24575

AMERICAN ELECTRIC TECHNOLOGIES INC.

(Exact name of issuer as specified in its charter)

Florida	59-3410234
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6410 Long Drive, Houston, TX 77087

(Address of principal executive offices)

(713) 644-8182

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $13,363,633 based on the closing sale price on June 29, 2007 as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 28, 2008
Common Stock, $001 par value per share	7,661,241 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2008 (Proxy Statement)	Part III

The Description of Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any current or historical fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Company Background and Corporate Structure

American Electric Technologies, Inc. (“the Company”, “AETI”, “our”, “us” or “we”) was incorporated on October 21, 1996 as a Florida corporation under the name American Access Technologies, Inc. On May 15, 2007, we completed a business combination (the “M&I Merger”) with M&I Electric Industries, Inc. and changed our name to American Electric Technologies, Inc. Our principal executive offices are located at 6410 Long Drive, Houston, Texas 77085 and our telephone number is 713-644-8182. Prior to the M&I Merger our business consisted of the operations of the American Access segment described below.

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of both M&I Electric Industries, Inc. (“M&I”) and American Access Technologies, Inc. (“AAT”). We report financial data for three operating segments: the Technical Products and Services (“TP&S”) segment and the Electrical and Instrumentation Construction (“E&I”) segment which together encompass the operations of M&I including its South Coast Electric Systems, LLC subsidiary and the American Access (“AAT”) segment which encompasses the operations of American Access including its Omega Metals division.

Products and Services

M&I has provided sophisticated custom-designed and built-to-order power delivery, control and drive systems for energy, marine and industrial applications since 1946. These products are used to safely distribute and control the flow of electricity from the power source to machinery, equipment and other critical processes. The principal markets and representative customers that we serve include:

•	Oil and gas

•	Offshore drilling—Transocean,, Diamond Offshore, Aban, Ensco

•	Land drilling—Century Drilling, Nabors Drilling, Nicklos Drilling, Parker Drilling, Saxon Drilling

•	Pipelines—Chevron, Williams, Enbridge

•	Service, transport and production vessels—Tidewater, Candies Shipbuilders, Hornbeck, L-3

•	Land and offshore production—Exxon Mobil, Pogo, Samedan Oil

•	Refining and Petrochemical—Valero, Goodyear, Motiva

•	Heavy industrial

•	Water and wastewater—City of Houston

•	Shipbuilding—Keppel Fels, Marinette Marine, Orange Shipyard

We also provide a full range of electrical and instrumentation, construction and installation services to these markets.

AAT manufactures patented zone cabling and wireless enclosures for routing of telecommunications cabling, fiber optics and wireless solutions to the workplace environment and the Omega Metals division of AAT provides precision sheet metal fabrication and assembly services to a diverse client base primarily in the Southeast. Representative customers of AAT include Chatsworth Products, Inc., Tyco Electronics and Panduit.

We have adopted a strategy of international expansion and have developed the expertise to provide products which comply with international electrical design and test standards. Our products are offered in a number foreign countries through a network of overseas sales agents that we have appointed. We have also expanded internationally through a 40% interest in a joint venture which commenced manufacturing operations in China in 2007 and a 49% interest in a joint venture in Singapore.

Our business strategy is to grow our business and operations in our various market sectors, seek out new markets for our products and services, while at the same time increasing earnings and cash flow per share to enhance overall stockholder value. We upgrade and innovate our products to include leading edge technologies as they become available, such as computerized control systems. We also seek new markets for our products such as power generated from alternative energy sources such as wind, solar, geothermal and biomass.

We are organized into three reportable business segments, based on the nature of our products and services:

The Technical Products and Services (“TP&S”) segment designs and manufactures products for the safe and efficient distribution of power in industrial and commercial facilities. Our switchgear products control the flow of power and protect electrical equipment such as motors, transformers and cables. Our variable speed drives are electronic controls used to adjust the speed and torque of an electric motor to match an end application. Products offered by this segment include low and medium voltage switchgear, generator control and distribution switchgear, motor control centers, powerhouses, bus duct, variable frequency direct current drives, variable speed alternating current drives, program logic control (“PLC”) based automation systems, human machine interface (“HMI”) and specialty panels. Our products are built for application voltages from 480 volts to 38,000 volts and are used in a wide variety of industries. Our customers for these products are large and sophisticated users of electrical energy for industrial purposes. The primary markets we serve include the oil and gas exploration and production industry encompassing offshore and land drilling, pipelines, service and production vessels, and land and offshore production, as well as the petrochemical and refining industry. Other markets include water and wastewater facilities and shipbuilding.

All of our power distribution and control products are custom-designed and built-to-order to our customers’ requirements for specific installations and we do not maintain an inventory of such products. We work closely with our customers to design each project to safely and efficiently supply electric service and protection products for their specific needs.

Besides providing customers with our own designed and manufactured power distribution and control systems we provide a variety of technical services to assist our customers with their power distribution and control systems including retrofits, upgrades, installation and startup, testing and troubleshooting of substations, switchgear, drives and control systems.

The Electrical and Instrumentation Construction (“E&I”) segment provides a full range of electrical and instrumentation construction and installation services to both land and marine based markets including the oil and gas industry, the water and wastewater facilities industry and other commercial and industrial markets. This segment’s services include electrical and instrumentation turnarounds, maintenance, renovation and new construction. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems and high voltage cable. Marine based oil and gas services include complete electrical system rig-ups, modifications, start-ups and testing for vessels, drilling rigs, and production modules. We have the technical expertise to provide these products in compliance with a number of applicable industry standards such as NEMA (“National Electrical Manufacturers Association”) and ANSI (“American National Standards Institute”) or IEC (“International Electrotechnical Commission”) equipment to meet ABS (“American Bureau of Shipping”), USCG (“United States Coast Guard”), Lloyd’s Register, a provider of marine certification services, and DNV (a leading certification body/registrar for management systems certification services) standards. These services are generally provided to customers within the vicinity of Houston, Texas and occasionally on a worldwide basis.

The American Access (“AAT”) segment consists of our historic business prior to the M&I Merger. This segment manufactures and markets zone cabling enclosures and manufactures custom formed metals products. The zone cabling product line provides state-of-the-art flexible cabling and wireless solutions for the high-speed communication networks found throughout office buildings, hospitals, schools, industrial complexes and government buildings. Our patented enclosures mount in ceilings, walls, raised floors, and certain modular furniture to facilitate the routing of telecommunication network cabling, fiber optics and wireless solutions in a streamlined, flexible, and cost effective fashion. Omega Metals operates a precision sheet metal fabrication and assembly operation and provides services such as precision “CNC” (“Computer Numerical Controlled”) punching, laser cutting, bending, assembling, painting, powder coating and silk screening to a diverse client base including, engineering, technology and electronics companies, primarily in the Southeast.

Segment Financial Data

The following table sets forth certain financial data concerning our operating segments. The American Access segment was added in the second quarter of 2007 upon the closing of the M&I Merger.

We do not separately review and analyze our assets on a segment basis for TP&S and E&I and therefore all assets for these segments are recorded within the corporate segment’s records. Depreciation expense is apportioned to the segments based on management’s best estimate. Corporate unallocated expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments. Except for Equity in Joint Venture Income, all other costs, expenses and other income have been allocated to the segments based on sales which management believes is the best available basis to apportion these elements of income and expense to the segments.

($ thousands)	2007	2006	2005
Revenues:
Technical products and services	$30,050	$32,918	$22,742
Electrical and instrumentation construction	20,251	12,501	12,179
Other	—	—	23
American Access	5,364	—	—

	$55,665	$45,419	$34,944
Gross Profit:
Technical products and services	$3,870	$6,256	$4,070
Electrical and instrumentation construction	(622)	1,606	1,813
Other	—	(511)	(424)
American Access	1,251	—	—

	$4,499	$7,351	$5,459
Income before income taxes:
Technical products and services	$3,433	$6,256	$4,070
Electrical and instrumentation construction	(1,688)	1,606	1,813
American Access	277	—	—
Corporate and other unallocated expenses	(1,157)	(3,982)	(3,811)

	$865	$3,880	$2,072

International Sales

In general, approximately 35% to 40% of TP&S sales are sold into international markets. These sales are made in US dollars and are generally settled prior to shipment or are secured by irrevocable letters of credit. All E&I sales are made in the United States although some services are performed internationally. All of AAT’s sales are made in the United States.

Marketing

We market our Technical Products and Services in the United States through direct contact with potential customers by our internal sales organization consisting of five full-time sales and support employees who report to M&I’s President. In addition, the marine, marine drilling and international markets are served by three full time employees who report to the Sr. Vice President of Business Development. We also exhibit at two industry trade shows each year—the Offshore Technology Conference held in Houston and the International Work Boat Show held in New Orleans. We have appointed several sales agents in the U.S. and in a number of foreign countries. In 2008, we plan to exhibit at additional trade shows in target market areas such as at the Windpower Conference and Exhibition in Houston in June and the Power-Gen International Conference in Orlando in December.

Our E&I business is generally obtained through a sealed bid process where the lowest bid from pre-qualified contractors wins the job. We also act as a subcontractor and provide bids to general contractors for specialized parts of larger projects.

Our TP&S and E&I segments contract on a fixed-price or cost- plus basis. Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to estimate in advance both the labor and material costs associated with executing the work. If our estimate is not accurate we may experience an inadequate profit or even a loss on the contract. As a result of inaccurate cost estimates on several fixed-price contracts in 2007 we improved our estimating process in an effort to assure more accurate estimating of fixed- price contracts.

Our American Access segment markets its zone cabling products through an exclusive marketing agreement with Chatsworth Products, Inc. (“CPI”) which began in May 2003 and runs through May 2008. Under this agreement CPI markets and American Access manufactures our zone cabling products and select products are co-branded with both CPI and American Access trademarks.

We expect this agreement to be renewed on substantially similar terms. We also have primary responsibility for sales of zone cabling products to original equipment manufacturers. Our Omega Metals division utilizes geographically-based independent manufacturers’ representatives to generate sheet metal fabrication sales. Omega Metals’ vice president of sales also calls on accounts and coordinates the sales efforts.

Manufacturing

Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of various parts and assemblies that we incorporate into our products. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We perform system design, assembly and testing in-house. Our manufacturing operations in Beaumont, Texas and Keystone Heights, Florida are ISO 9001 certified.

Raw Materials and Suppliers

The principal raw materials for our products are copper, steel, aluminum and various manufactured electrical components. We obtain these products from a number of domestic and foreign suppliers. The market for most of the raw materials and parts we use is comprised of numerous participants and we believe that we can obtain each of the raw materials we require from more than one supplier. We do not have any long term contractual arrangements with the suppliers of our raw materials.

Joint Ventures

We have utilized joint ventures to drive growth in key international markets. We believe our joint ventures provide a prudent way to diversify and reduce the risk of international expansion, capitalize on the strengths and the relationships of our joint venture partners with potential customers, and achieve competitive efficiencies.

China. In March 2006, M&I entered into a joint venture with Baoji Oilfield Machinery Co., Ltd., (“BOMCO”), a wholly-owned subsidiary of the China National Petroleum Corporation, and AA Energies, Inc. of Houston, Texas. , which markets oilfield equipment, to form BOMAY Electric Industries Co., Ltd., as an equity joint venture limited liability company organized in China. M&I is a 40% interest owner in BOMAY with 51% being owned by BOMCO and the remaining 9% owned by AA Energies. BOMAY was organized to manufacture land- and marine-based power systems for drilling rigs as well as low and medium voltage switchgear for the Chinese and global markets. M&I has committed 16 million Yuan (approximately $2 million) for this investment in which M&I will provide technology and services to BOMAY. The initial investment of 8 million Yuan (approximately $1 million) was made in June 2006 and our investment in BOMAY was $3,383,000 as of December 31, 2007 including $1,350,000 equity in 2007 income. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment. No guarantees have been provided by AETI. During the year ended 2006, M&I has had approximately $6 million in net sales to BOMCO, in large part due to the BOMAY relationship. BOMAY commenced construction of a 60,000 square foot manufacturing facility in the Xi’an, China Hi-tech Industries Development Zone in March 2007. The BOMAY factory was completed and initial production of products commenced in October 2007. We account for our interest in the BOMAY joint venture under the equity method of accounting for which we recognized $1,350,000 in 2007. The joint venture is obligated to pay M&I an amount equal to 0.7% of the joint venture’s initial three years sales as a technology transfer fee.

Singapore. We own 49% of M & I Electric Far East PTE Ltd. (“MIEFE”) which provides additional sales and technical support in for our products in southeast Asia. Our joint venture partner is Oakwell Engineering, Ltd. Our equity in income of the joint venture was $351,820, $184,588 and $73,500 for the years ended December 31, 2007, 2006 and 2005, respectively. Sales made to the joint venture were $536,638, $103,285 and $1,158,235 for the years ended December 31, 2007, 2006 and 2005, respectively. Accounts receivable from MIEFE were $40,336, $101,684, and $1,052,452 at December 31, 2007, 2006 and 2005, respectively. Sales to the joint venture are made with terms and conditions similar to those of our other customers.

Competition

Our products and services are sold in highly competitive markets. We compete in all areas of our operations with a number of companies, some of which have financial and other resources comparable to or greater than us. Due to the demanding operating conditions in the energy sector and the high costs associated with construction delays and equipment failure, we believe customers in this industry prefer suppliers with a track record of reliable performance. We seek to build strong long-term relationships with our customers by maintaining our reputation as a provider of high-quality, efficient and reliable products and services, by developing new products and services and by responding promptly to our customers’ needs.

The principal competitive factors in our markets are product and service quality and reliability, lead time, price, technical expertise and reputation. We believe our principal competitive strengths include the following:

Our ability to provide technical products and services and electrical and instrumentation construction services are complementary, permitting us to offer customers total system responsibility for their electrical power control and distribution needs. Our ability to provide turn-key solutions and eliminate the need for our customers to deal with multiple suppliers and contractors on complex projects is an important competitive advantage.

Our power delivery, control and drive systems are custom-designed and are built-to-order to meet our customers’ specific requirements. We specialize in projects that are complex, require industry certification, short lead time or other non-standard elements, such as systems that must be fit into the confined space of a work boat or drilling rig.

We have a history of innovation in developing and commercializing new technologies into our products. Examples include digitally controlled drives, liquid-cooled high horsepower AC variable frequency drives which are optimized for space-constrained marine applications and American Access’ zone cabling solutions. We have also expanded the market for our products both internationally and to additional end-user markets.

Our commitment to providing quality products and services, fair pricing, innovation and customer service is the foundation to the long-standing customer relationships that we enjoy with an attractive customer base. Since 1946, we have provided over 10,000 power delivery systems to many of the leading companies involved in oil and gas exploration, drilling, production, pipelines, shipbuilding, oil refineries, petrochemicals, power generation, and steel industries in the U.S. Gulf Coast area.

We are led by an experienced management team with a proven track record. We believe the experience of our management team provides us with an in-depth understanding of our customers’ needs and enhances our ability to deliver customer-driven solutions. We believe our management has fostered a culture of loyalty, resulting in high employee retention rates for our professional and technical employees.

We have identified the following as our largest competitors:

In switchgear and control systems- Point 8, Tesla Power, Volta, AZZ and Powell Industries

In drive systems- National Oilwell Varco, Louisiana Electric Rig,, ABB, Siemens and Rowan

In technical testing services- Dashiel and Electric Controller Products

Backlog

Backlog represents the dollar amount of revenue we expect to realize in the future as a result of performing work under multi-month contracts. Backlog is not a measure defined by generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. Backlog may not be indicative of future operating results. Not all of our potential revenue is recorded in backlog for a variety of reasons, including the fact that some contracts begin and end within a short-term period. Many contracts are subject to modification or termination by the customer. The termination or modification of any one or more sizeable contracts or the addition of other contracts may have a substantial and immediate effect on backlog.

We generally include total expected revenue in backlog when a contract for a definitive amount of work is entered into. We generally expect our backlog to become revenue within one year from the signing of a contract.

Backlog ($ millions) December 31,
2007	2006
$34.0	$27.8

Intellectual Property

We have a number of patents related to the technology of our zone cabling enclosures as well as trademarks and trade names utilized with our products and services. While proprietary intellectual property is important to the Company, management believes the loss or expiration of any intellectual property right would not materially impact the Company or any of its segments.

Environmental Laws

We are subject to various federal, state, and local laws enacted for the protection of the environment. We believe we are in compliance with such laws. Our compliance has, to date, had no material effect on our capital expenditures, earnings, or competitive position.

Employees

As of February 28, 2008, we had 569 employees. No employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our common stock and all of the other information in this 2007 Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Customers in the oil and gas industry account for a significant portion of our sales. Reduced expenditures by customers in this industry are likely to reduce our revenues, profitability and cash flows.

Customers related to the oil and gas industry accounted for approximately 50% of our sales in 2007, 2006 and 2005. The oil and gas industry is a cyclical commodity business, with product demand and prices based on numerous factors such as general economic conditions and local, regional and global events and conditions that affect supply, demand and profits. While demand for our products and services has benefited from recent high demand and prices experienced by our customers in this industry, a decline in demand or prices for oil and gas will likely cause a decrease in demand for our products and services and result in a decline in our revenues, profit margins and cash flows.

Our products include complex systems for energy and industrial markets which are subject to operational and liability risks.

We are engaged in the manufacture and installation of complex power distribution and control systems for the energy and industrial markets. These systems are frequently complex and susceptible to unique engineering elements that are not tested in the actual operating environment until commissioned. As a result, we may incur unanticipated additional operating and warranty expenses that were not anticipated when the fixed-price contracts were estimated and executed resulting in reduced profit margins on such projects.

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

Our continued success is dependent on the continuity of several key management, operating and technical personnel. The loss of these key employees would have a negative impact on our future growth and profitability. We have not entered into written employment agreements with any of our key personnel other than our Chief Financial Officer, the CEO of M&I and two executives at our American Access subsidiary.

Our results of operations and financial condition may be adversely impacted by rapid growth.

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

Approximately 40% of our revenues in 2006 were generated from projects and business operations outside of the United States, primarily provided to the upstream oil and gas industry in the following countries: Russia, Djibouti, Singapore, Australia, India, Ecuador, Dubai and Peru. This percentage was approximately 20% during in 2007. The decline from the prior year reflects a $6 million sale to China that occurred in 2006. The oil and gas industry operates in both remote and potentially politically unstable locations, and numerous risks and uncertainties affect our non-United States operations. These risks and uncertainties include changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as United States laws affecting activities of United States companies abroad, including tax laws and enforcement of contract and intellectual property rights. In addition, the costs of providing our services can be adversely and/or unexpectedly impacted by the remoteness of the locations and other logistical factors.

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

We completed an investment of 16.0 million Yuan (approximately $2.0 million) in our Chinese joint venture, BOMAY, in March, 2007. The functional currency of this joint venture is the Chinese Yuan. BOMAY’s financial statements will be translated into United States dollars at the rate prevailing at the end of each quarterly reporting period and any resulting adjustment will be recorded as accumulated other comprehensive income in the Company’s consolidated balance sheet. Under the terms of the Equity Joint Venture Contract, we were obligated to make a total investment of 16.0 million Yuan (approximately $2.0 million) during the initial two years of the joint venture.

In the recent past, our investments in China and Singapore have benefitted from the general weakness of the U.S. dollar. There is no assurance that this trend will continue in the future.

Other than the aforementioned items, we do not believe it is exposed to foreign currency exchange risk because all of our sales and purchases are denominated in United States dollars.

Commodity Price Risk

We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We endeavor to recoup these price increases from our customers on an individual contract basis to avoid operating margin erosion. Although historically we have not entered into any contracts to hedge its commodity risk, we may do so in the future. Commodity price changes can have a material impact on our prospective earnings and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table describes the material facilities of our company and its subsidiaries as of February 28, 2008. All such facilities are owned.

Location	General Description	Acres	Approximate Square Feet of buildings
Houston, Texas	Company and M&I headquarters, manufacturing and storage	3	26,000

Beaumont, Texas	M&I manufacturing and storage	9	85,000

Bay St. Louis, Mississippi	M&I manufacturing	3	11,000

Keystone Heights, Florida	AAT offices and manufacturing	8.5	67,500

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 7, 2007, the Company held its annual meeting of stockholders. At the meeting:

The following were elected as directors with the votes as indicated:

Director	Votes “For”	Votes “Abstaining or Withheld”	Broker Non-Votes
Arthur G. Dauber	7,007,703	34,715	0
Paul N. Katz	7,007,743	34,675	0
Peter Menikoff	7,007,333	35,085	0
J. Hoke Peacock II	7,007,600	34,818	0
Stuart Schube	7,007,023	35,395	0
Howard W. Kelley	7,007,553	34,865	0
Lamar Nash	7,007,209	35,209	0

An amendment to Article XII of our By-laws to allow the Board of Directors, as well as the stockholders, to amend the By-laws was approved by a vote of 6,945,911 “for” votes, 91,073 “against” votes and 5,432 “abstaining” or “withheld” and no broker non-votes.

The issuance of up to 120,000 shares of common stock in connection with the Non-Employee Directors’ Deferred Compensation Plan was approved by a vote of 5,988,168 “for” votes, 54,824 “against” votes and 11,003 “abstaining” or “withheld” and no broker non-votes.

The 2007 Employee Stock Incentive Compensation Plan was approved by a vote of 6,009,687 “for” votes, 39,169 “against” votes and 5,139 “abstaining” or “withheld” and no broker non-votes.

The 2007 Employee Stock Purchase Plan was approved by a vote of 6,018,975 “for” votes, 29,861 “against” votes and 5,159 “abstaining” or “withheld” and no broker non-votes.

The recommendation of the Company’s independent auditor for the year ending December 31, 2007 was ratified by a vote of 7,030,247 “for” votes, 7,344 “against” votes and 4,830 “abstaining” or “withheld” and no broker non-votes.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on The NASDAQ Stock Market under the symbol “AETI”.

The following table sets forth quotations for the high and low sales prices for the Company’s common stock, as reported by NASDAQ, for the periods indicated below, adjusted for a 1-for-5 reverse stock spit effective May 15, 2007:

	High	Low	High	Low
	Year Ended December 31, 2007		Year Ended December 31, 2006
1st Quarter	$7.70	$4.30	$9.15	$6.40
2nd Quarter	$6.03	$4.00	$8.40	$4.70
3rd Quarter	$11.60	$4.88	$7.25	$4.95
4th Quarter	$7.99	$3.81	$6.80	$4.15

As of March 28, 2008, there were 83 shareholders of record, not including approximately 3,300 beneficial holders whose stock is held in street name.

The Company did not declare or pay cash dividends in either fiscal 2007 or 2006. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business. Our bank loan agreement restricts the payment of cash dividends to stockholders.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial data for the periods presented. You should read the following selected financial data in conjunction with our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report. The information set forth below is not necessarily indicative of results of future operations. Since the M&I Merger has been accounted for as a reverse acquisition under the purchase method of accounting, our financial statements reflect the historical results of M&I prior to the Merger and that of the combined company following the Merger and do not include the historical results of AAT prior to the Merger. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger and the 1-for-5 reverse split of our common stock on May 15, 2007.

Fiscal years ended December 31,

(in thousands except share and per share amounts)

	2007	2006	2005	2004	2003(a)
Selected Consolidated Statements of Operations Data:
Net Sales	$55,664.5	$45,418.7	$34,944.6	$24,361.6	$25,328.0
Net Income	$590.2	$2,438.3	$1,348.5	$.5	$638.0
Earnings per common share:
Basic	$0.08	$0.40	$0.23	$0.00	$0.10
Diluted	$0.08	$0.40	$0.23	$0.00	$0.10
Cash dividends declared per common share	—	—	$0.04	—	—
Shares used in computing earnings per share
Basic	7,058,529	6,079,692	5,933,728	6,000,442	6,121,371
Diluted	7,059,447	6,079,692	5,933,728	6,002,419	6,121,371
Selected Balance Sheet data at year-end:
Cash and equivalents	$593.5	$2,031.1	$1,079.3	$1,223.1	$1,857.2
Total assets	$36,338.1	$23,156.4	$17,355.9	$13,769.2	$14,252.4
Long term debt (including current maturities)	$5,500.0	$500.0	$500.0	$500.0	$500.0
Total liabilities	$15,192.1	$9,455.8	$6,110.5	$3,665.1	$3,644.8
Total stockholders’ equity	$21,146.0	$13,700.7	$11,245.4	$10,104.1	$10,607.6

(a)	unaudited

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements, based on current expectations related to future events and AETI’s future financial performance that involves risks and uncertainties. AETI’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth in the section entitled “Risk Factors” in this Form 10-K.

Overview

In May 2007, M&I was a party to a reverse merger transaction in which it was legally acquired by American Access Technologies, Inc.(“AAT”). The shareholders of M&I were issued stock of AAT in amounts that in aggregate constituted approximately 80% of the total shares outstanding. As a result, the merger has been accounted for as an acquisition of AAT by M&I. Immediately following the merger, AAT’s name was changed to American Electric Technologies, Inc. Results of operations of AAT have been consolidated commencing with the merger date. References to operating results prior to the May 2007 merger date solely reflect M&I and its subsidiaries and affiliates.

AETI has experienced a substantial increase in the demand for its products and services over the past several years. In the years ended December 31, 2005, 2006 and 2007, AETI benefited from an improvement in overall market conditions, particularly in comparison to the activity levels experienced in 2003 and 2004. AETI is also experiencing some improvement in prices due to the overall demand for its products and services. AETI expects this trend will continue throughout the 2008 fiscal year.

In 2003, AETI, through its subsidiary, M&I, broadened its access to the Gulf Coast marine market by establishing a wholly owned subsidiary, South Coast Electric Systems, LLC, in Bay St. Louis, Mississippi. South Coast Electric leased a manufacturing facility on approximately 3 acres from affiliates of M&I and commenced the manufacture of low voltage switchgear and controls, primarily for the marine industry. M&I acquired the property and manufacturing facilities in October 2006 from related parties at its fair market value ($225,000). South Coast Electric’s revenues from the Bay St. Louis facility exceeded $1 million in the initial year of operations. In 2004, revenues increased to $1.5 million. The operations of the Bay St. Louis facility were significantly affected by Hurricane Katrina in the third quarter of 2005 and the plant suffered significant damage. As a result, the South Coast Electric revenues and operations did not continue to increase as expected or meet projections for 2005, and revenues for South Coast Electric in 2005 were $1.9 million. The facility was repaired and commenced full operations in January 2006. For the years ended December 31, 2007 and 2006, South Coast Electric had revenues of $4.0 million and $2.9 million. The backlog of orders at the Bay St. Louis facility was approximately $4.0 million at December 31, 2007, a small increase over 2006.

Beginning in the latter part of 2004, demand in M&I’s principal industrial and upstream and downstream energy markets began to increase in conjunction with economic expansion in the United States and the increase in oil and gas prices. As a result, new orders received for the Technical Products and Services segment during the fourth quarter of 2004 and the first and second quarters of 2005 were $17 million as compared to $10 million for the prior year period. This activity level continued throughout 2005 and 2006. During 2007, the North American drilling market flattened which caused this segments sales to be flat. However, a $ 6 million increase in the E&I Construction segment and the acquisition of the AAT segment enabled an overall sales increase of $10 million. As of December 31, 2007, AETI’s backlog was $34 million, an increase of $6.2 million over the comparable prior year period.

In March 2006, AETI’s subsidiary, M&I, entered into a contract with respect to the establishment of an equity joint venture with Baoji Oilfield Machinery Co., Ltd., referred to as BOMCO, a wholly-owned subsidiary of the China National Petroleum Corporation, and AA Energies, Inc., located near Houston, Texas. Pursuant to this agreement, the companies have formed BOMAY Electric Industries Co., Ltd. (“BOMAY”), an equity joint venture limited liability company organized in China. M&I is a 40% interest owner in BOMAY with 51% being owned by BOMCO and the remaining 9% owned by AA Energies. BOMAY builds land and marine-based electrical systems for drilling rigs as well as low and medium voltage switchgear for the Chinese and global markets. M&I invested $2,033,000 for this investment in which M&I will provide technology and services to BOMAY. M&I will receive a technology fee of .7% of the venture’s initial three years revenues. Each of the BOMAY investors is required to guarantee the bank loans of BOMAY in proportion to their investment. No such guarantees have been provided and will be subject to AETI Board approval. During the year ended December 31, 2006 and prior to the start-up of BOMAY, M&I had approximately $6 million in net sales to BOMCO, in large part due to the BOMAY relationship. During 2007, BOMAY had sales of approximately $49 million and AETI recorded equity income of $1.4 million. At its February 2008 Board of Directors meeting, BOMAY declared a dividend for which M&I will receive approximately $0.9 million during the first half of 2008.

M&I has provided a compensation plan for the manager that will have local responsibility for its interests in the BOMAY venture that essentially will pay the manager 5% of M&I’s cumulative equity appreciation in the venture.

During 2006, AETI selected a new computer system to facilitate the streamlining and standardization of its business processes across each of its segments as well as to provide a platform to support and accelerate its growth. Phase I of this project comprising the financial systems was completed during 2007 at all AETI locations.

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

Consolidated Comparison

Revenues and Gross Profit. AETI’s sales increased 23% or 10.2 million in 2007 from the prior year levels. The increase was occasioned by a $7.8 million increase in E&I construction revenues, primarily due to the entry into the commercial market in 2007. In addition, the acquisition of AAT contributed $5.4 million of sales that were not present in 2006. The TP&S segment reported a decline of $2.9 million due to sales to China in 2006 of $6 million that did not recur. The 2006 sales to China occurred prior to the start up of the Chinese joint venture. This activity is now conducted by the BOMAY joint venture and reflected as equity income. Gross profits declined by $2.9 million to $4.5 million in 2007 in comparison to prior year levels due to a 34% increase in cost of goods sold. This was due to several factors, the most significant of which was cost overruns at three commercial construction projects that aggregated $1.9 million. The overruns occurred primarily due to poor project management, a circumstance that has been rectified by replacement of personnel. In addition, the application of several new technologies, liquid cooled electrical drive systems for the marine industry and alternate current digital electrical drive systems, caused costs to increase over expected levels by $1.6 million. Management believes these additional costs will not be recurring and that gross profits will return to historical levels during the second half of 2008.

Selling, general and administrative expenses. These expenses were $2.1 million in 2007 or 51% higher than 2006. Consolidating the expenses from the AAT business caused an increase of $1.6 million and the additional costs associated with becoming a publicly traded company contributed an additional $0.5 million in expense. The addition of a senior marketing executive in conjunction with higher marketing and promotion expenses aggregated $0.3 million in 2007. Partially offsetting these cost increases was a reduction in management bonuses of $0.4 million due to the reduction in operating performance.

Other Income (Expense). Other Income was higher by $1.9 million in 2007 due to a $0.6 million increase in gains from the disposal of marketable securities. All such securities have been sold as of December 31, 2007. In addition, AETI’s equity in income from its joint venture affiliates increased $1.5 million in 2007 from the prior year, primarily due to the successful start up of its Chinese venture, BOMAY. This venture reported sales of $49 million (that are not consolidated). AETI reduced the reported net income from this joint venture based on the uncertainties of the operating environment and its belief that warranty and electrical system start up costs have been underestimated. The Company had increased interest expense of $0.1 million in 2007 due to increased borrowings.

Taxes on Income. Income tax expense was reduced by $1.2 million in 2007 due to reduced pretax income.

Net Income. Net income was reduced by $1.8 million in 2007 due to the reduced gross profits and higher selling, general and administrative expenses explained above.

Divisional Comparisons

Technical Products & Services. The Technical Products & Services segment revenues decreased $2.9 million from $32.9 million for 2006 to $30.0 million for 2007. The Technical Products & Services segment business has been bolstered by the strength of the overall world economy and improvements in global drilling activity discussed above although activity in the North American drilling markets reflected a reduction in activity during the latter part of 2007. Approximately $6.0 million of the Technical Products & Services segment revenues during 2006 were derived from sales to a Chinese land drilling rig manufacturer. Sales to this customer in 2007 were recorded by BOMAY, the Chinese joint venture company. As reported above, BOMAY reported sales of $49 million in 2007 that are not consolidated.

Gross profits for the Technical Products & Services segment for 2007 were $3.9 million, a $2.4 million decrease over the prior year. This reduction is a result of reduced revenues but additionally reflected start up costs associated with two new product offerings, marine liquid cooled drives and drilling system alternate current digital drives. Technical Products & Services income before taxes for 2007 was $3.4 million compared to $6.3 million for 2006. This decrease in income is a result of lower sales and related gross profits partially offset by the improvement in equity income. In addition, $1.6 million of corporate overheads that had previously not been allocated were charged to the segment.

Electrical & Instrumentation Construction. The Construction segment reported sales of $20.3 million in 2007, an increase of $7.8 million over the prior year. The increase was due primarily to the Company’s increased activity in commercial markets. The commercial market increase primarily related to public school construction. The segment’s sales to the industrial, commercial and energy markets remained strong during 2007 as well. The backlog for the Construction segment was $18.7 million as of December 31, 2007, an increase of $7.0 million over the previous year.

Gross profits for the Construction segment for 2007 reflected a loss of $0.6 million, a decrease of $2.2 million from the prior year. The decline was due to losses of $1.2 million on three commercial construction contracts that resulted from poor project management. The expected gross profit on these contracts was approximately $1.0 million. The personnel associated with these contracts have been replaced and the contracts were substantially completed as of December 31, 2007. The Company expects its gross profits to return to historical levels in 2008. The Construction segment loss before taxes for 2007 was $1.7 million compared to income of $1.6 million for the previous year period. This decrease was due primarily to contract cost overruns referred to previously and the allocation of $1.1 million in corporate overheads that was not reflected in the prior year.

American Access Technologies

Revenues and Gross Profit. This segment’s sales increased $5.4 million over the prior year period due to its acquisition, effective May 15, 2007. The segment contributed gross profits of approximately $1.0 million to the consolidated results. When viewed on an annualized basis, this segment operated at essentially the same level of volume and profitability as it did in the prior year on a stand alone basis.

Year ended December 31, 2006 compared to year ended December 31, 2005

Consolidated Comparison

Revenues and Gross Profit. Total consolidated net sales increased $10.5 million, or 30%, to $45.4 million for the year ended December 31, 2006 over the prior year. The increase occurred primarily in the Technical Products & Services segment. Consolidated cost of sales for the year ended December 31, 2006 was $38.1 million, an $8.6 million increase, or 29%, over the prior year. The increase in cost of sales is primarily due to increases in net sales over the prior year. As a percentage of net sales, cost of sales in 2006 slightly decreased by approximately 0.3%. This reflects AETI’s general success in passing material price increases on to its customers in the form of price increases and a change in its sales mix since manufacturing revenues represented a higher portion of aggregate sales as compared to service revenues. Consolidated gross profit during the year ended December 31, 2006 significantly increased from $5.5 million for 2005 to $7.4 million in 2006. The increase in consolidated gross margin is a result, in part, of increased sales while reducing the percentage of the cost of sales. Consolidated gross profit as a percent of net sales was 16.2% during 2006, compared to 15.6% for the prior year.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $4.1 million during the year ended December 31, 2006, an increase of $0.5 million over the prior year. This increase is principally attributable to an increase in legal, accounting and consulting costs of $0.2 million accrued in conjunction with the merger. In addition, accruals for the management and executive bonus plans have increased $0.3 million based on performance during the year ended December 31, 2006 against plan targets established by M&I.

Other Income and Expense. Consolidated other income and expense in 2006 improved by $0.5 million over 2005 due to a realized gain on sale of marketable securities of $0.4 million and improved earnings from the Singapore joint venture.

Provision for Income Taxes. Income tax expense increased by $0.7 million consistent with the increase in gross profit. The effective tax rate of 37.2% was comparable to the prior year.

Net Income. Net income for the year ended December 31, 2006 was $2.4 million as compared to $1.3 million for the prior year, representing an 81% increase. The increase in net income is a reflection of increased sales and gross profit as well as other income during 2006.

Divisional Comparisons

Technical Products & Services. The Technical Products & Services segment revenues increased $10.2 million from $22.7 million for 2005 to $32.9 million for 2006. The Technical Products & Services segment business has been bolstered by the strength of the overall world economy and improvements in global drilling activity discussed above. Approximately $6.0 million of the Technical Products & Services segment revenues during 2006 were derived from sales to a Chinese land drilling rig manufacturer.

Gross profits for the Technical Products & Services segment for 2006 were $6.3 million, a $2.2 million increase over the prior year. Technical Products & Services income before taxes for 2006 was $6.3 million compared to $4.1 million for 2005. This increase in income is a result of higher sales and related gross profits.

Electrical & Instrumentation Construction. The Construction segment reported sales of $12.5 million in 2006, an increase of $0.3 million over the prior year. The increase was due primarily to general increases in business activity offsetting the completion of a large commercial contract in September 2005. This contract contributed approximately $5.0 million to the Construction segment’s reported sales during 2005. Although the Construction segment sales reflect a modest increase during 2006 as compared to the prior year, the overall activity for the segment has begun to increase due to improvements in the industrial, commercial and energy markets. The backlog for the Construction segment was $11.7 million as of December 31, 2006, an increase of $8.7 million over the previous year.

Gross profits for the Construction segment for 2006 were $1.6 million, a decrease of $0.2 from the prior year. The Construction segment income before taxes for 2006 was $1.6 million compared to $1.8 million for the previous year period. This decrease was due primarily to start-up costs incurred with certain commercial contracts.

Liquidity and Capital Resources

As of December 31, 2007, AETI’s cash and cash equivalents were $0.6 million as compared to $2.0 million as of December 31, 2006. Working capital was $14.4 million and $9.1 million as of December 31, 2007 and December 31, 2006, respectively. Primarily as a result of this growth in working capital, AETI drew $5.0 million on its revolving credit facility during the year. As of December 31, 2007, AETI’s current ratio is 2.42 and debt to total capitalization ratio is 19.1%. The comparable ratios for December 31, 2006 were 2.04 and 3.5%. The change in both ratios is directly related to the increase in working capital and long term debt to finance it.

AETI’s long-term debt increased to $5.0 million during 2007 from $0.5 million in 2006. Interest payments are current on all funded debt. At 2007 year end, AETI had a $8.0 million revolving credit facility which expires in October, 2009. This facility replaced a $ 6.0 million line with essentially the same terms and conditions. For further information regarding the terms of AETI’s indebtedness, see Notes 10 and 11 to the Consolidated Financial Statements contained elsewhere in this report.

Operating Activities

During 2007, AETI utilized cash from operations of $6.0 million as compared to $2.1 million generated in 2006. The increase in 2007 was the result of increased business activity levels which caused increases in accounts receivable and inventories which were largely offset by increases in milestone billings and accounts payable and accrued expenses. The 2006 results reflect increased income as working capital items generally netted out. The cash generated from operations during 2006 was utilized to fund the growth in accounts receivable ($2.1 million), inventories ($0.6 million) and costs and earnings in excess of billings related to uncompleted contracts ($0.8 million). An increase in accounts payable ($1.0 million) and billings in excess of costs and earnings on uncompleted contracts ($1.8 million) partially funded this growth in working capital and improved the liquidity position.

Investing Activities

During 2007, AETI utilized $0.7 in investing activities. Principal elements of these investing activities included capital expenditures of $1.2 million, investment in the China joint venture of $1.0 million, partially offset by sales of marketable securities of $1.2 million and a $0.3 dividend from the Singapore joint venture. During 2006, the company used $1.2 million in investing activities due to capital expenditures related to hurricane damage (partially funded by insurance proceeds), the initial investment in China which was partially offset by $0.6 million in proceeds from marketable security sales and merger-related expenses. The preponderance of the expenditures in each year were spent on the Technical Products & Services segment. Disposals of equipment were not significant in any period. In the first quarter of 2006, AETI received $804,000 from its hurricane insurance carrier and this amount was included in accounts receivable at December 31, 2005.

In October 2006, M&I purchased the manufacturing facility for South Coast Electric for $225,000.

Financing Activities

During 2007, the company generated cash flow from financing activities of $5.3 million comprised of $5.0 million in bank loans and $0.3 million in proceeds from stock option exercises. During 2006, AETI generated $42,147 primarily from the net proceeds arising from the sales of treasury stock. Net cash used in financing activities was $197,390 and $148,160 in 2005 and 2004, respectively. In 2005, a dividend of $1 per share or $245,813 was paid. The rest of the financing activities reflected the net effects of treasury share sales and purchases.

Contractual Obligations

As of December 31, 2007, AETI had the following contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	5,500	500	5,000	—	—

Outlook for Fiscal 2008

AETI was disappointed by the reduced operating results in 2007 but believes that they were generally attributable to several factors for which corrective action was taken or related to newer design applications for which initial cost overruns should not recur. The company’s backlogs in its TP&S and E&I Construction segments are at historical highs and with a return to expected margins combined with improved profitability at AAT and continued growth by the Chinese joint venture, the company is optimistic that 2008 operating results will be substantially improved over 2007. Although AETI is concerned about an apparent slowdown in the U.S. economy generally, most of our product and service demand relates to meeting increased global energy demand which we do not foresee abating in the near future. A significant portion of the company’s anticipated sales and income relate to foreign energy activity, particularly in Canada, the Mideast and Asia.

AETI has experienced a substantial increase in its working capital needs which it had been able to finance through operating cash flows without any increased indebtedness until 2007. We expect to be able to finance 2008’s capital expenditures and working capital growth through operating cash flows. AETI believes its existing cash, working capital and unused capacity under its credit facility combined with operating earnings will be sufficient to meet its working capital needs in the immediate future.

Effects of Inflation

AETI has experienced significant price increases in its crucial raw materials, particularly copper and steel, and electrical components since the beginning of 2005. At this point, the company has been generally successful in recovering these increases from its customers in the form of increased prices. As a result, AETI has not experienced margin erosion due to inflationary pressures. AETI cannot be assured that the competitive environment will enable it to recover these cost increases in the future.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States inherently involves judgments and estimates that directly impact the reported values of assets, liabilities, income and expenses. In addition, these assumptions affect the disclosures of AETI’s commitments and contingencies. The company estimates rely upon historical experience and other assumptions that management believes to be reasonable under the existing circumstances. Actual results may differ from these estimates with the benefit of hindsight. The following crucial accounting policies and estimates are important in the preparation of the company’s financial statements.

Revenue Recognition

AETI reports earnings from fixed-price and modified fixed-price long-term contracts on the percentage-of-completion method. Earnings are accrued based on the ratio of labor cost incurred to total estimated labor costs. Costs include direct material, direct labor, and job related overhead. Losses expected to be incurred on contracts are charged to operations in the period such losses are determined. A contract is considered complete when all costs except insignificant items have been incurred and the facility has been accepted by the customer. Revenue from non-time and material jobs of a short-term nature (typically less than one month) is recognized on the completed-contract method after considering the attributes of such contract. This method is used because these contracts are typically completed in a short period of time and the financial position and results of operations do not vary materially from those which would result from use of the percentage-of-completion method. The asset, “Work-in-process,” which is included in inventories, represents the cost of labor, material, and overhead in excess of amounts billed on jobs accounted for under the completed-contract method. For contracts accounted for under the percentage-of-completion method, the asset, “Costs and estimated earnings in excess of billing on uncompleted contracts,” represents revenue recognized in excess of amounts billed and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenue recognized.

Concentration of Market Risk and Geographic Operations

Financial instruments which potentially subject AETI to concentrations of credit risk consist primarily of trade accounts receivable. Our market risk is dependent primarily on the strength of the oil and gas and energy related industries. We grant credit to customers and generally do not require collateral. Procedures are in effect to monitor the credit worthiness of its customers. During 2007, no customers accounted for more than 10% of consolidated revenues. During 2006, one customer accounted for 13% of revenues, almost all of which was paid by year-end. During 2005, one customer represented approximately 16% of revenues. At December 31, 2005, this one customer had no outstanding receivables.

As previously described, AETI has investments in China and Singapore that aggregated $3.4 million and $0.7 million, respectively as of December 31, 2007.

Foreign Currency Gains and Losses

Foreign currency translations are included as a separate component of comprehensive income. We have determined the local currency of its foreign joint ventures to be the functional currency. In accordance with Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, the assets and liabilities of its foreign equity investees, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date; revenues and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

Federal Income Taxes

The liability method is used in accounting for federal income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the company’s tax returns. AETI’s federal income tax returns through December 31, 2004 have been audited by the Internal Revenue Service. As a result of the reverse merger referred to above, the company recognized a deferred tax asset of $2,858,000 based on an estimate of the extent to which net operating loss carryforwards will be realizable.

Other Assets

Other assets include, among other items, an Underwriter’s Laboratory certification that is being amortized over a three year period. At December 31, 2006, 2005 and 2004, accumulated amortization of this intangible asset was $10,562, $6,133 and $1,705, respectively. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $4,429, $4,429 and $1,705, respectively. This intangible will be fully amortized during 2007.

Bad Debts

Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of the accounts. This provision is reviewed by management periodically.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The investment in marketable securities as of December 31, 2006 consisted of common shares of Oakwell Engineering, AETI’s partner in MIEFE. Oakwell is a distributor of electrical and energy-related products. These shares trade on the Singapore Stock Exchange and are denominated in Singapore dollars.

We completed an investment of 16.0 million Yuan (approximately $2.0 million) in our Chinese joint venture, BOMAY, in March, 2007. The functional currency of this joint venture is the Chinese Yuan. BOMAY’s financial statements will be translated into United States dollars at the rate prevailing at the end of each quarterly reporting period and any resulting adjustment will be recorded as accumulated other comprehensive income in the Company’s consolidated balance sheet. Under the terms of the Equity Joint Venture Contract, we were obligated to make a total investment of 16.0 million Yuan (approximately $2.0 million) during the initial two years of the joint venture. Each of the BOMAY investors is required to guaranty the bank loans of BOMAY in proportion to their investment.

Other than the aforementioned items, we do not believe it is exposed to foreign currency exchange risk because all of our sales and purchases are denominated in United States dollars.

Commodity Price Risk

We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We endeavor to recoup these price increases from our customers on an individual contract basis to avoid operating margin erosion. Although historically we have not entered into any contracts to hedge its commodity risk, we may do so in the future. Commodity price changes can have a material impact on our prospective earnings and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index on page F-1 of our Consolidated Financial Statements and Notes thereto contained herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 11, 2007, we were advised that Tedder, James, Worden & Associates, P.A.(“Tedder”) had ceased the practice of public accounting and certain of its partners merged with McGladrey & Pullen, LLP.(“M&P”) We considered this a resignation of Tedder. as our independent auditor. Neither our audit committee nor our board of directors recommended or approved the resignation of Tedder,

The audit reports of Tedder on our consolidated financial statements as of and for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of our consolidated financial statements for each of the fiscal years ended December 31, 2006 and 2005 and through June 11, 2007 there were: (1) no disagreements between the Company and Tedder on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Tedder would have caused Tedder to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (2) no disagreements with Tedder, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

A letter from Tedder to the SEC indicating its agreement with the above disclosures has been filed as Exhibit 16.1 to the Company’s current report on Form 8-K filed on June 15, 2007.

On June 14, 2007, our Audit Committee appointed M&P as our independent auditor. During our two most recent fiscal years and through June 11, 2007, neither the Company, nor anyone on its behalf, consulted with M&P regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or any matter that was either a subject of disagreement (as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instructions to that Item) or a reportable event (as described in Item 304(a)(1)(iv)(B) of Regulation S-B).

On December 5, 2007, our Audit Committee dismissed M&P as our independent auditor. During the two most recently completed fiscal years and the subsequent interim period preceding the dismissal of M&P there were no disagreements with M&P on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of M&P would have caused it to make reference to the subject matter of the disagreement in connection with any reports it would have prepared on our financial statements.

M&P did not issue any reports on our financial statements for either of the past two fiscal years. The reports on our financial statements for the two fiscal years ended December 31, 2006 were issued by Tedder, certain of whose partners merged with M&P effective June 1, 2007, and did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Registrant’s Audit Committee approved the dismissal of M&P.

The Registrant requested M&P to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements of Registrant herein and, if not, stating the respects in which it does not agree. A copy of the response of M&P has been filed as Exhibit 16.1 of our current report on Form 8-K on December 10, 2007.

On December 5, 2007, we engaged Ham, Langston & Brezina, LLP as our new independent accountant to audit our financial statements. During the two most recent fiscal years, and the subsequent interim period through the date of such engagement, neither the Company, nor someone on its behalf, consulted with Ham, Langston & Brezina, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2007. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007. No change in internal control over financial reporting occurred during the quarter ending December 31, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

While American Access was the legal acquirer of M&I, for financial reporting purposes, the M&I Merger was accounted for as a reverse acquisition under the purchase method of accounting, with M&I treated as the accounting acquirer of American Access. Accordingly, our historical financial statements prior to May 15, 2007 are the historical financial statements of M&I. Given the nature and significance of M&I’s operations in relation to that of American Access, management has not yet completed its final evaluation of the effectiveness of M&I’s internal controls over financial reporting. Following the merger, we began to integrate senior management of the two organizations with the appointment of the CEO and CFO of M&I as CEO and CFO, respectively, of the combined company now known as American Electric Technologies, Inc. In addition, management initiated the integration of the accounting staff and functions of American Access and M & I Electric, including an upgrade to MAS 500 enterprise management software, which project was not fully implemented as of December 31, 2007. Management considered excluding M&I from management’s report on internal control over financial reporting in accordance with SEC guidance which allows management to exclude an acquired business from management’s report on internal control over financial reporting in the year of acquisition. Considering the materiality of M&I’s financial position and operating results to our consolidated financial statements, a report which excluded the evaluation of the internal controls of M&I would not be meaningful and could be confusing with respect to the scope of the internal controls evaluated. Accordingly, we are not including management’s report on internal controls over financial reporting. We expect to be in compliance with Item 308 of Regulation S-K as of December 31, 2008.

ITEM 9B.	OTHER INFORMATION

In February 2008, the Compensation Committee of the Board of Directors established 2008 salary and target bonus applicable to the Company’s Chief Executive Officer, Chief Financial Officer, and the other current executive officers whose compensation will be disclosed in the Company’s proxy statement for its 2008 annual meeting of stockholders as follows:

Named Executive	2008 Base Salary	2008 Target Bonus
Arthur G. Dauber	$240,000	$100,000
John H. Untereker	$168,400	$80,000
Neal T. Hare	$176,400	$80,000
James J. Steffek	$176,400	$80,000
Charles M. Dauber	$165,000	$75,000
Joseph F. McGuire	$127,500	$20,000
Timothy C. Adams	$150,000	$30,000

Actual bonus amounts payable to each executive will be based on the achievement of company and individual performance goals established for each executive. Targeted performance must be achieved at the 75% level for that component of the bonus to be earned and must be achieved at the 100% level for the full bonus to be earned. Some of each executive’s individual goals may require a subjective evaluation and judgment with respect to achievement of these goals. Company performance targets range from 50% to 75% of total bonus with individual goals encompassing the remainder. After the completion of the 2008 fiscal year, the Chief Executive Officer will review each executive’s performance against 2008 company and individual performance goals. Based on this assessment, the CEO will then recommend to the Compensation Committee what percentage of each executive’s target bonus the executive should receive. The Compensation Committee, without the CEO’s participation, will evaluate the CEO’s performance (and determines his bonus) by reviewing the CEO’s success in achieving the company and personal performance goals established by the committee in 2008.

In February, 2008, the Board of Directors granted stock options and restricted stock units to each of the named executives except for Messrs. Arthur Dauber, Hare and Steffek. The amount of these grants are subject to the same performance criteria as described above regarding cash bonuses.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Directors

Information regarding our directors is incorporated by reference to the “Proposal 1—Election of Directors” and “Nominees of the Board of Directors” sections of our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed within 120 days after our December 31, 2007 fiscal year end.

Executive Officers

Information regarding executive officers is incorporated by reference to the “Executive Officers” section of our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

This information is incorporated by reference to the “Code of Ethics” section of our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Audit Committee; Audit Committee Financial Expert

This information is incorporated by reference to the “Audit Committee” section of our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Material Changes in Nominating Procedures

This information is incorporated by reference to the “Information about the Nominating Process” section of our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference to the “Director Compensation” and “Executive Compensation” sections of our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information concerning shares of common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	491,600		$8.26	300,000	(1)
Equity compensation plans not approved by security holders	1,340	(2)	$11.50	—
Total	492,940		$8.28	300,000

(1)	Consists of 300,000 shares of common stock available for issuance under the 2007 Employee Incentive Equity Plan for services by eligible employees, independent contractors and consultants. Such shares may be issued pursuant to the grant or issue of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and stock-based awards under the plan.
(2)	Consists of warrants to purchase shares of our common stock issued to registered broker dealers for investment banking services.

Balance of this information is incorporated by reference to the “Beneficial Ownership of Capital Stock” section of our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the “Director Independence” and “Certain Relationships and Related Transactions” sections of our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference to the “Proposal No. 2—To ratify the selection of the Company’s independent auditor for the fiscal year ending December 31, 2008” section of our Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this report:

1. Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

See Table of Contents preceding page F-1.

2. Financial Statement Schedule

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

3. Exhibits

A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index immediately following the signature pages of this report. We will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request. Stockholders may request exhibits copies by contacting: John H. Untereker, Corporate Secretary, American Electric Technologies, Inc., 6410 Long Drive, Houston, Texas 77085.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2008	AMERICAN ELECTRIC TECHNOLOGIES, INC.

	By:	/S/ ARTHUR G. DAUBER
Arthur G. Dauber
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ARTHUR G. DAUBER Arthur G. Dauber	President, Chief Executive Officer, Director (Principal Executive Officer)	March 28, 2008

/S/ JOHN H. UNTEREKER John H. Untereker	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 28, 2008

/S/ PAUL N. KATZ Paul N. Katz	Director	March 28, 2008

/S/ HOWARD W. KELLEY Howard W. Kelley	Director	March 28, 2008

/S/ PETER MENIKOFF Peter Menikoff	Director	March 28, 2008

/S/ LAMAR NASH Lamar Nash	Director	March 28, 2008

/S/ J. HOKE PEACOCK II J. Hoke Peacock II	Director	March 28, 2008

/S/ STUART SCHUBE Stuart Schube	Director	March 28, 2008

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Electric Technologies, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of American Electric Technologies, Inc. and Subsidiaries (formerly American Access Technologies, Inc.) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Electric Technologies, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/    Ham, Langston & Brezina, L.L.P.

Houston, Texas

March 28, 2008

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

M & I Electric Industries, Inc. and Subsidiary:

We have audited the consolidated balance sheets of M & I Electric Industries, Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M & I Electric Industries, Inc. and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/    Tedder, James, Worden & Associates, P.A.

Orlando, Florida

March 9, 2007

American Electric Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2007, 2006 and 2005

	2007	2006	2005
Assets
Current assets:
Cash and cash equivalents	$593,494	$2,031,114	$1,079,260
Accounts receivable—trade, net of allowance for doubtful accounts of $558,660, $279,899 and $241,375, respectively	15,830,379	9,063,523	7,035,893
Accounts receivable—other	29,145	142,838	924,419
Income taxes receivable	819,403	597	—
Inventories, net	3,023,087	2,369,458	1,747,092
Costs and estimated earnings in excess of billings on uncompleted contracts	3,139,065	3,599,296	2,827,158
Prepaid expenses and other current assets	401,815	266,816	369,570
Advances to employees	61,104	42,225	48,596
Deferred income taxes	473,408	331,698	245,935

Total current assets	24,370,900	17,847,565	14,277,923
Property, plant and equipment, net	5,357,526	2,502,937	1,670,220
Marketable securities	—	736,943	940,607
Other assets, net	170,375	12,173	18,884
Advances to and investment in joint ventures	4,265,738	1,632,824	448,236
Deferred tax asset	2,173,526	—	—
Deferred merger costs	—	423,994	—

Total assets	$36,338,065	$23,156,436	$17,355,870

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,397,310	$3,993,281	$3,238,410
Accrued payroll and benefits	1,125,551	964,332	707,987
Other accrued expenses	586,879	549,967	419,695
Billings in excess of costs and estimated earnings on uncompleted contracts	2,582,375	2,559,319	797,130
Short-term notes payable	500,000	—	—
Income taxes payable	—	662,301	341,311

Total current liabilities	10,192,115	8,729,200	5,504,533
Notes payable	5,000,000	500,000	500,000
Deferred income taxes	—	226,565	105,915

Total liabilities	15,192,115	9,455,765	6,110,448

Commitments and contingencies

Stockholders’ equity:
Series A common stock; $1.00 par value, 999,000 shares authorized, 266,858 shares issued and 248,610 shares outstanding at December 31, 2006 and 2005	—	266,858	266,858
Series B common stock; $1.00 par value, 1,000 shares authorized, 250 shares issued and outstanding at December 31, 2006 and 2005	—	250	250
Common stock; $.001 par value, 50,000,000 shares authorized, 7,661,241, shares issued and outstanding at December 31, 2007	7,661	—	—
Additional paid-in capital	7,294,910	652,502	615,895
Accumulated other comprehensive income	104,008	383,694	408,914
Retained earnings	13,739,371	13,149,148	10,710,826

	21,145,950	14,452,452	12,002,743
Less treasury stock, at cost; 18,248 and 20,524 shares of Series A common stock, respectively	—	(751,781)	(757,321)

Total stockholders’ equity	21,145,950	13,700,671	11,245,422

Total liabilities and stockholders’ equity	$36,338,065	$23,156,436	$17,355,870

See accompanying notes to consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Net sales	$55,664,545	$45,418,712	$34,944,618
Cost of sales	51,164,604	38,067,720	29,486,359

Gross profit	4,499,941	7,350,992	5,458,259

Operating expenses:
General and administrative	4,462,282	3,039,628	2,598,319
Selling	1,750,356	1,063,775	968,509

Total operating expenses	6,212,638	4,103,403	3,566,828

Income from operations	(1,712,697)	3,247,589	1,891,431

Other income (expense):
Equity in income of joint ventures	1,700,000	184,588	73,500
Gain on sale of marketable securities	1,035,062	428,286	116,036
Interest expense	(175,850)	(45,655)	(35,934)
Other, net	18,616	65,167	26,674

Total other income (expense)	2,577,828	632,386	180,276

Income before income tax expense	865,131	3,879,975	2,071,707

Income tax expense	274,908	1,441,653	723,197

Net income	$590,223	$2,438,322	$1,348,510

Net income per common share, basic and diluted:	$0.08	$0.40	$0.23

Weighted-average shares:
Basic	7,058,529	6,079,692	5,933,728
Diluted	7,059,447	6,079,692	5,933,728

See accompanying notes to consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2007, 2006 and 2005

	Series A Common Stock Amount	Series B Common Stock Amount	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
			Shares	Amount				Shares	Amount
Balance, December 31, 2004	$266,858	$250	—	$—	$598,808	$418,697	$9,608,129	21,730	$(788,657)	$10,104,085
Purchase of treasury stock	—	—	—	—	—	—	—	499	(21,353)	(21,353)
Sale of treasury stock	—	—	—	—	17,087	—	—	(1,678)	52,689	69,776
Dividends paid	—	—	—	—	—	—	(245,813)	—	—	(245,813)
Comprehensive income:
Net income	—	—	—	—	—	—	1,348,510	—	—	1,348,510
Net unrealized losses on securities	—	—	—	—	—	(9,783)	—	—	—	(9,783)

Total comprehensive income										1,338,727

Balance, December 31, 2005	266,858	250	—	—	615,895	408,914	10,710,826	20,551	(757,321)	11,245,422
Purchase of treasury stock	—	—	—	—	—	—	—	5,013	(246,522)	(246,522)
Sale of treasury stock	—	—	—	—	36,607	—	—	(7,316)	252,062	288,669
Comprehensive income:
Net income	—	—	—	—	—	—	2,438,322	—	—	2,438,322
Net unrealized losses on securities	—	—	—	—	—	(25,220)	—	—	—	(25,220)

Total comprehensive income										2,413,102

Balance, December 31, 2006	266,858	250	—	—	652,502	383,694	13,149,148	18,248	(751,781)	13,700,671
Reverse acquisition of American Access	(266,858)	(250)	7,595,241	7,595	6,358,074	—	—	(18,248)	751,781	6,850,342
Exercise of stock options	—	—	66,000	66	257,334	—	—	—	—	257,400
Issuance of non-qualified stock option	—	—	—	—	27,000	—	—	—	—	27,000
Comprehensive income:
Net income	—	—	—	—	—	—	590,223	—	—	590,223
Sale and recognition of gain on marketable equity securities	—	—	—	—	—	(383,694)	—	—	—	(383,694)
Translation gain	—	—	—	—	—	104,008	—	—	—	104,008

Total comprehensive income										310,537

Balance, December 31, 2007	$—	$—	7,661,241	$7,661	$7,294,910	$104,008	$13,739,371	—	—	$21,145,950

	2007	2006	2005
Disclosure of reclassification amount:
Unrealized holding gains (losses) arising during the period	$651,368	$403,068	$106,253
Less: reclassification adjustment for realized gains included in net income	1,035,062	428,286	116,038

Net unrealized (losses) gains on securities	$(383,694)	$(25,220)	$(9,783)

See accompanying notes to consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$590,223	$2,438,322	$1,348,510
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for bad debt	124,460	38,524	189,361
Depreciation and amortization	926,494	517,896	490,512
Gain on sale of property and equipment	(5,241)	(6,769)	(3,750)
Gain on sale of marketable equity securities	(1,035,062)	(428,286)	(116,036)
Equity in income of joint ventures	(1,700,000)	(184,588)	(73,500)
Loss on hurricane damage	—	—	12,025
Deferred income tax (benefit) expense	476,440	49,265	(157,345)
Stock-based compensation	27,000	—	—
Change in operating assets and liabilities:
Accounts receivable	(5,879,701)	(2,088,404)	(2,063,038)
Income taxes receivable/payable	(1,481,107)	320,393	524,116
Inventories	451,307	(622,366)	(1,027,631)
Costs and estimated earnings in excess of billings on uncompleted contracts	460,231	(772,138)	(911,306)
Prepaid expenses and other assets	144,149	105,136	(4,253)
Advances to employees	(18,879)	6,371	(26,131)
Accounts payable and accrued liabilities	1,377,514	974,636	1,221,010
Billings in excess of costs and estimated earnings on uncompleted contracts	23,056	1,762,189	605,090

Net cash provided by (used in) operating activities	(5,519,196)	2,110,181	7,634

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,253,066)	(1,346,765)	(601,243)
Proceeds from disposal of property, plant and equipment	17,742	7,250	28,394
Proceeds from insurance settlement	—	803,831	335,935
Proceeds from sale of marketable securities	1,169,565	592,352	164,222
Advances to and investments in joint ventures	(1,033,000)	(1,000,000)	—
Proceeds from joint venture dividends	262,599	—	118,647
Transaction costs related to merger	(339,744)	(257,142)	—

Net cash provided by (used in) investing activities	(1,175,904)	(1,200,474)	45,955

Cash flows from financing activities:
Dividends paid	—	—	(245,813)
Proceeds from exercise of stock options	257,400	—	—
Advances from revolving credit facility	5,000,000	—	—
Proceeds from sale of treasury stock	—	288,669	69,776
Purchase of treasury stock	—	(246,522)	(21,353)

Net cash provided by (used in) financing activities	5,257,400	42,147	(197,390)

Net increase (decrease) in cash and cash equivalents	(1,437,620)	951,854	(143,801)
Cash and cash equivalents, beginning of year	2,031,114	1,079,260	1,223,061

Cash and cash equivalents, end of year	$593,494	$2,031,114	$1,079,260

Supplemental disclosures of cash flow information:
Interest paid	$175,850	$44,491	$34,239

Income taxes paid	$1,279,575	$810,626	$403,637

Supplemental disclosures of non-cash activities:
Accrued merger costs	$—	$166,852	$—

Common stock issued and debt assumed in merger	$7,498,982	$—	$—

See accompanying notes to consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)    Organization and Nature of Business

American Electric Technologies, Inc. (“AETI” or the “Company”) is the surviving financial reporting entity from a reverse acquisition of an 80% interest in American Access Technologies, Inc. (“American Access” or “AAT”) by the shareholders of M&I Electric Industries, Inc. (“M&I”) on May 17, 2007. Immediately upon the completion of the reverse acquisition, American Access Technologies, Inc. changed its name to American Electric Technologies, Inc. The accompanying financial statements present the historical financial results of M&I (See Note 17). AETI is a Florida corporation and M&I, AETI’s wholly owned subsidiary, a Texas corporation. M&I has a wholly owned subsidiary, South Coast Electric Systems, LLC (“SC”), a Delaware Limited Liability Company, and joint venture interests in Singapore and China.

The Company has facilities, sales offices and repair depots in Texas, Louisiana, Mississippi and Florida and minority interests in joint ventures that have facilities in Singapore and Xian, China. The Company owns the Texas facilities, comprised of 12 acres and 101,000 square feet, the Mississippi facility, comprised of 3 acres and 11,000 square feet and the Florida facility, comprise of a 67,500 square foot manufacturing facility situated on 8 1/2 acres of land. The Company leases the Louisiana facility, a 400 square foot rented supply facility.

AETI is comprised of three segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”). The TP&S segment develops, manufactures, markets and provides switchgear and variable speed drives. These products are designed to distribute the flow of electricity, protect electrical equipment such as motors, transformers and cables, and provide variable speed drives to both AC (“alternating current”) and DC (“direct current”) motors. Products offered by this segment include low and medium voltage switchgear, generator control and distribution switchgear, motor control centers, powerhouses, bus duct, variable frequency AC drives, variable speed DC drives, program logic control (“PLC”) based automation systems, human machine interface (“HMI”) and specialty panels. The products, built for application voltages from 480 volts to 38,000 volts, are used in a wide variety of industries. Services provided by TP&S include electrical equipment retrofits, upgrades, startups, testing and troubleshooting of substations, switchgear, drives and control systems.

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

The AAT segment manufactures and markets zone cabling enclosures and formed metals products. The zone cabling product line develops and manufactures patented “zone cabling” and wireless telecommunication enclosures. These enclosures mount in ceilings, walls, raised floors, and certain modular furniture to facilitate the routing of telecommunications network cabling, fiber optics and wireless solutions to the workspace environment. AAT also operates a precision sheet metal fabrication and assembly operation and provides services such as precision “CNC” (“Computer Numerical Controlled”) stamping, bending, assembling, painting, powder coating and silk screening to a diverse client base including, but not limited to, engineering, technology and electronics companies, primarily in the Southeast.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

M&I’s wholly owned subsidiary, South Coast Electric Systems, LLC, is a Delaware Limited Liability Company organized on February 20, 2003. With the exception of electrical contracting, it is engaged in the same lines of business as M&I, but it participates in different market segments.

M&I has a joint venture, M&I Electric Far East PTE Ltd. (see Note 7) which provides additional sales, manufacturing and technical support internationally. This venture is accounted for using the equity method of accounting. M&I became a party to another joint venture in 2006, BOMAY, in which it will hold a 40% interest. This joint venture provides electrical systems primarily for land and marine based drilling rigs in China.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of American Electric Technologies, Inc. and its wholly owned subsidiary, M&I. Significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by management include:

•	Percentage of completion estimates on long-term contracts

•	Estimates of the provision for doubtful accounts

•	Estimated useful lives of property and equipment

•	Valuation allowances related to deferred tax assets

Reclassifications

Certain items are reclassified in the 2005 and 2006 consolidated financial statements to conform to the 2007 presentation.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of December 31, 2007 and 2006. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market value. The Company maintains cash in bank accounts that, at times, exceed federally insured limits. The Company closely monitors the financial condition of these banks and has not experienced a loss associated with its accounts.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Accounts Receivable and Provision for Bad Debts

Earnings are charged with a provision for doubtful accounts based on periodic reviews of the collectibility of the accounts. This provision for doubtful accounts is adjusted, if appropriate based on these periodic reviews. Management believes that accounts receivable reflect the net realizable value after considering the allowance for doubtful accounts.

Inventories

Inventories include raw materials, work in process and finished goods. The majority of raw material inventories are valued at the lower of weighted average cost or market value. The raw material inventory related to switchgear materials is valued at the lower of weighted-average cost or market value. Finished goods are valued at the lower of specific identification cost or market value.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Expenditures for repairs and maintenance are expensed as incurred while renewals and betterments are capitalized. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets after giving effect to salvage values.

Management reviews property and equipment for the possible impairment of long-lived assets, whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. As of December 31, 2007, there were no impairments.

Marketable Securities

The Company’s marketable securities consist of equity securities, all of which are classified as available for sale. The securities are listed on the Singapore Stock Exchange and have been valued at fair value in accordance with provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Any unrealized gains or losses are accounting for as a component of equity and is included accumulated other comprehensive income in the consolidated balance sheet. Any realized gains or losses on these securities are included in Other Income (Expense).

Accounts Receivable—Related Party and Other

During 2005, the Company sustained damages to facilities and operations when hurricanes Rita and Katrina passed through portions of Beaumont, Texas and Bay St Louis, Mississippi. At December 31, 2005, Other Accounts Receivable includes approximately $804,000 related to insurance claims filed with the Company’s insurance carrier. The Company received these insurance claims in 2006. The following summarizes the net activity related to amounts lost or damaged during the hurricanes.

Insurance proceeds received and receivable	$1,139,766

Less reimbursement from insurance companies for:
Property, plant and equipment	556,385
Inventory	274,457
Other reimbursable items	320,949

Total reimbursements	1,151,791

Net loss reflected in 2005 statement of income	$(12,025)

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The net loss of $12,025 is reflected in the 2005 Consolidated Statement of Operations within the caption of Other Income (Expense), net.

During 2006, M&I received approximately $64,000 in insurance proceeds related to wind damage occasioned by Hurricane Katrina. This amount is recorded in the 2006 Consolidated Statement of Operations in Other Income (Expense), net after deducting approximately $25,000 in additional damage costs.

Other Assets

Intangible Assets	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net Value
Patents	18	$103,183	$45,369	$57,814
Customer agreements		111,000	—	111,000
Other		1,561	—	1,561

		$215,744	$45,369	$170,375

Amortization expense related to patents held by the Company for the years ended December 31, 2007, 2006 and 2005 was approximately $5,000, $6,000 and $5,000, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending December 31	Amount
2008	$5,700
2009	5,700
2010	5,700
2011	5,700
2012	5,700

Federal Income Taxes

Income taxes are accounted for by applying the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reported to the taxing authorities. Deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that, the deferred tax assets will not give rise to future benefits in the Company’s tax returns.

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

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Foreign Currency Gains and Losses

Foreign currency translations are included as a separate component of comprehensive income. The Company has determined the local currency of its foreign joint venture to be the functional currency. In accordance with SFAS No. 52, Foreign Currency Translation, the assets and liabilities of its foreign subsidiaries, denominated in foreign currency, are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet date; revenues and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income, which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

Revenue Recognition

The Company reports earnings from firm-price and modified firm price long-term contracts on the percentage-of-completion method. Earnings are recorded based on the ratio of costs incurred to total estimated costs. In 2006, the Company determined that labor incurred provides an improved measure of percentage of completion. This change in the application of an accounting principle did not have a material cumulative impact on the Company’s financial position or operating results. Costs include direct material, direct labor, and job related overhead. Losses expected to be incurred on contracts are charged to operations in the period such losses are determined. A contract is considered complete when all costs except insignificant items have been incurred and the customer has accepted the product or project. Revenue from non-time and material jobs that will be completed within approximately one month are recognized on the completed-contract method. This method is used because these contracts are typically completed in a short period and the financial position and results of operations do not vary materially from those that would result from use of the percentage-of-completion method.

The Company records revenue from its field and technical service and repair operations on a completed service basis after customer acknowledgement that the service has been completed and accepted. Approximately 14 % of the Company’s consolidated revenues are recorded on this basis. In addition, the Company sells certain purchased parts and products. These revenues are recorded when the product is shipped and title passes to the customer. Less than 1% of the Company’s consolidated revenues are recorded on this basis.

The asset, “Work-in-process,” which is included in inventories, represents the cost of labor, material, and overhead in excess of amounts billed on jobs accounted for under the completed-contract method. For contracts accounted for under the percentage-of-completion method, the asset, “Costs and estimated earnings in excess of billing on uncompleted contracts,” represents revenue recognized in excess of amounts billed and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenue recognized.

Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract. From time to time, as part of the normal management processes, facts develop that require revisions to estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on contracts accounted for under SOP 81-1 are recognized in the period in which they become known. Projected losses on all other contracts are recognized as the services and materials are provided.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Shipping and Handling Fees and Costs

Shipping and handling fees, if billed to customers, are included in net sales. Shipping and handling costs associated with inbound freight are expensed as incurred. Shipping and handling costs associated with outbound freight are classified as cost of sales.

Concentration of Market Risk and Geographic Operations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s market risk is dependent primarily on the strength of the oil and gas and energy related industries. The Company grants credit to customers and generally does not require security except in the case of certain international contracts. Procedures are in effect to monitor the credit worthiness of its customers. During 2007, no single customer represented 10% or more of Company revenue. During 2006, one customer represented approximately 13% of revenues. At December 31, 2006, this customer had no material outstanding receivables. During 2005, the Company had sales to one customer that represented 16% of consolidated net sales.

The Company sells its products and services in domestic and international markets; however, significant portions of the Company’s sales are concentrated with customers located in the Gulf Coast. The Gulf Coast region accounts for approximately 76%, 60% and 62% of the Company’s revenue during the years ended December 31, 2007, 2006 and 2005, respectively.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. On February 6, 2008, the FASB announced it will issue a FASB Staff Position (FSP) to allow a one-year deferral of adoption of SFAS 157 for non-financial assets and non-financial liabilities that are recognized at fair value on a nonrecurring basis. The FSP will also amend SFAS 157 to exclude SFAS 13, “Accounting for Leases,” and its related interpretive accounting pronouncements. The FSP is expected to be issued in the near future. The Company does not believe adoption of this standard will have an impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is an elective, irrevocable election to measure eligible financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The election may only be applied at specified election dates and to instruments in their entirety rather than to portions of instruments. Upon initial election, the entity reports the difference between the instruments’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings. At each subsequent reporting date, an entity reports in earnings, unrealized gains and losses on items for which the fair value option has been elected. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. Early adoption of SFAS 159 is permitted provided the entity also elects to adopt the provisions of SFAS 157 as of the early adoption date selected for SFAS 159. The Company has elected not to adopt the provisions of SFAS 159 at this time.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In June 2007, the FASB ratified EITF 06-11 Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards. See discussion of Income Taxes above.

In December 2007, the FASB issued a revision and replacement of SFAS 141(“SFAS 141R”), “Business Combinations,” to increase the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R replaces SFAS 141, “Business Combinations” but, retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is to be applied prospectively. Early adoption is prohibited. SFAS 141R will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which does not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company does not believe that the adoption of SFAS 160 would have a material effect on its consolidated financial position, results of operations or cash flows.

(3)    Inventories

Inventories consisted of the following at December 31, 2007, 2006 and 2005:

	2007	2006	2005
Raw Materials	$1,286,016	$857,366	$470,973
Work-in-process	1,440,069	1,512,092	1,276,119
Finished goods	359,313	—	—
Allowance	(62,311)	—	—

Total inventories	$3,023,087	$2,369,458	$1,747,092

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(4)    Marketable Securities

Marketable securities consist of the following at December 31, 2007, 2006 and 2005:

	2007	2006	2005
Cost	$—	$134,503	$298,569
Gross unrealized gain	—	602,440	642,038
Gross unrealized loss	—	—	—

Fair market value	$—	$736,943	$940,607

During 2007, the Company sold its investment in marketable securities. Cash proceeds from the sale were $1,169,565, resulting in a realized gain of $1,035,062. The unrealized gains at December 31, 2006 and 2005, are recorded in accumulated other comprehensive income on the statement of changes in stockholders’ equity, net of deferred federal income taxes of approximately $219,000 and $233,000, respectively.

(5)    Costs, Estimated Earnings, and Related Billings on Uncompleted Contracts

Contracts in progress at December 31, 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005
Costs incurred on uncompleted contracts	$12,038,266	$12,394,462	$11,470,134
Estimated earnings	2,229,680	2,575,714	786,581

	14,267,946	14,970,176	12,256,715
Billings on uncompleted contracts	(13,711,256)	(13,930,199)	(10,226,687)

	$556,690	$1,039,977	$2,030,028

Costs, estimated earnings, and related billing on uncompleted contracts consisted of the following at December 31, 2007, 2006 and 2006:

	2007	2006	2005
Costs and estimated earnings in excess of billings on uncompleted contracts	$3,139,065	$3,599,296	$2,827,158
Billings in excess of costs and estimated earnings on Uncompleted contracts	(2,582,375)	(2,559,319)	(797,130)

	$556,690	$1,039,977	$2,030,028

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(6)    Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2007, 2006 and 2005:

Category	Estimated Useful Lives Years	2007	2006	2005
Buildings and improvements	15-25	$3,859,235	$1,413,605	$826,663
Office equipment and furniture	2-7	1,157,744	925,748	801,365
Automobiles and trucks	2-5	767,579	744,809	660,774
Machinery and shop equipment	2-10	4,135,271	2,161,737	2,107,883

Total		9,919,829	5,245,899	4,396,685
Less accumulated depreciation and amortization		4,975,557	3,394,684	2,954,477

		4,944,272	1,851,215	1,442,208
Land		348,880	245,021	204,267
Construction in progress		64,374	406,701	23,745

		$5,357,526	$2,502,937	$1,670,220

During the years ended December 31, 2007, 2006 and 2005, depreciation and amortization charged to operations amounted to $926,494, $517,896 and $490,512, respectively. Of these amounts, $765,332, $359,497 and $340,327 was charged to cost of sales while $161,162, $154,070 and $145,756 was charged to selling, general and administrative expenses for the years ended December 31, 2007, 2006 and 2005, respectively.

As disclosed in Note 2, the Company experienced losses from two gulf coast hurricanes in 2005. As of December 31, 2005, fixed assets were reduced by approximately $600,000 based on the damage estimates. The Company was fully insured for this loss and restored the fixed assets to the same or improved condition in 2006.

(7)    Advances to and Investment in Joint Ventures

The Company owns 49% of M&I Electric Far East PTE Ltd. (“MIEFE”) which provides additional sales and technical support in Asia. The Company’s equity in income of the joint venture was $351,700, $184,588 and $73,500 for the years ended December 31, 2007, 2006 and 2005, respectively. Sales made to the joint venture were $536,638, $103,285 and $1,158,235 for the years ended December 31, 2007, 2006 and 2005, respectively. Accounts Receivable from MIEFE were $40,336, $101,684 and $1,052,452 at December 31, 2007, 2006 and 2005, respectively. Sales to the joint venture are made on an arms length basis and inter-company profits, if any are eliminated in consolidation.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Summary financial information of MIEFE in U.S. dollars was as follows at December 31, 2007, 2006 and 2005:

	2007	2006	2005
Assets:
Total current assets	$2,804,000	$2,351,000	$3,054,000
Total non-current assets	14,000	40,000	36,000

Total assets	$2,818,000	$2,391,000	$3,090,000

Liabilities and equity:
Total current liabilities	$1,134,000	$971,000	$2,135,000
Total partnership equity	1,684,000	1,420,000	955,000

Total liabilities and partnership equity	$2,818,000	$2,391,000	$3,090,000

Gross sales	$5,742,000	$3,539,000	$2,248,000
Net income	718,000	371,000	150,000
The Company’s equity in net income	351,700	178,420	73,500

The Company executed a joint venture agreement and holds a 40% interest in a Chinese company, BOMAY, that builds electrical systems for sale in China. The majority partner in this joint venture is a subsidiary of the major Chinese oil company. M&I made an investment of $1 million in 2006 and made an additional $1 million investment in 2007. The Company’s equity in income of the joint venture was $1,348,300, and $6,168 for the years ended December 31, 2007 and 2006. The joint venture was essentially in start-up mode in 2006. Summary financial information for BOMAY in U.S. dollars was as follows at December 31, 2007:

	2007	2006	2005
Assets:
Total current assets	$27,756,000	$5,499,000	$—
Total non-current assets	3,366,000	47,000	—

Total assets	$31,122,000	$5,546,000	$—

Liabilities and equity:
Total current liabilities	$20,122,000	$2,960,000	$—
Total partnership equity	11,000,000	2,586,000	—

Total liabilities and partnership equity	$31,122,000	$5,546,000	$—

Gross sales	$49,370,000	$2,216,000	$—
Net income	3,397,000	13,000	—
The Company’s equity in net income	1,348,300	6,168	—

The Company made certain adjustments to the reported results that it believes are necessary to comply with accounting principles generally accepted in the U.S.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s investment in and advances to its joint ventures were as follows as of December 31, 2007, 2006 and 2005:

	2007	2006	2005
Investment in MIEFE joint venture:
Balance at beginning of year	$17,469	$17,469	$17,469
Additional amounts invested	—	—	—

Total investment at end of year	17,469	17,469	17,469

Undistributed earnings
Balance at beginning of year	609,187	430,767	475,914
Equity in earnings of MIEFE	351,700	178,420	73,500
Dividend distributions	(262,599)	—	(118,647)

Total undistributed earnings at end of year	698,288	609,187	430,767

Total investment in MIEFE at end of year	715,757	626,656	448,236

Investment in BOMAY joint venture
Balance at beginning of year	1,000,000	—	—
Additional amounts invested	1,033,000	1,000,000	—

Total investment at end of year	2,033,000	1,000,000	—

Undistributed earnings
Balance at beginning of year	6,168	—	—
Equity in earnings of BOMAY	1,348,300	6,168	—
Dividend distributions	—	—	—

Total undistributed earnings at end of year	1,354,468	6,168	—

Foreign currency translation adjustments
Balance at beginning of year	—	—	—
Change during the year	162,513	—	—

Total foreign currency translation adjustments	162,513	—	—

Total investment in BOMAY at end of year	3,549,981	1,006,168	—

Total investments in joint ventures	$4,265,738	$1,632,824	$448,236

(8)    Income Taxes

The components of profit (loss) before taxes for the years ended December 31, 2007, 2006 and 2005, were as follows:

	2007	2006	2005
United States	$(834,869)	$3,695,387	$1,998,207
Foreign	1,700,000	184,588	73,500

Total profit/(loss) before taxes in joint ventures	$865,131	$3,879,975	$2,071,707

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The components of the provision for income taxes for the years ended December 31, 2007, 2006 and 2005, were as follows:

	2007	2006	2005
Current provision:
United States	$(179,288)	$1,197,338	$795,072
States (United States)	(22,244)	192,791	84,814

Total current provision	(201,532)	1,390,129	879,886

Deferred provision:
United States	429,080	46,557	(146,721)
States (United States)	47,360	4,967	(9,968)

Total deferred provision	476,440	51,524	(156,689)

Total tax provision	$274,908	$1,441,653	$723,197

Significant components of the Company’s deferred federal income taxes were as follows:

	2007	2006	2005
Deferred tax assets
Accrued liabilities	$137,217	$158,695	$91,435
Allowance for doubtful accounts	202,850	101,632	87,643
Basis of property, plant and equipment	—	88,961	159,581
Long-term contracts	110,716	87,668	85,036
Net operating loss carryforwards	3,240,934	—	—
Other	22,625	2,260	—

Total deferred tax assets	3,714,382	439,216	423,695

Deferred tax liabilities
Basis of marketable equity securities	—	(218,746)	(233,124)
Basis of investment in foreign joint ventures	(804,364)	(115,337)	(50,551)
Basis of property, plant and equipment	(204,579)	—	—
Effect of foreign currency translation	(58,505)	—	—

	1,067,448	(334,083)	(283,675)

Net deferred tax assets	$2,646,934	$105,133	$140,020

The difference between the effective income tax rate reflected in the provision for income taxes and the amounts, which would be determined by applying the statutory income tax rate of 34%, is summarized as follows:

	2007	2006	2005
Tax provision at 34% United States statutory rate	$294,144	$1,319,191	$704,388
Effect of state taxes	16,074	87,842	46,008
Nondeductible expenses	21,786	17,667	11,504
Other	(57,096)	16,953	(38,703)

Total tax provision	$274,908	$1,441,653	$723,197

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(9)    Revolving Credit Agreement

The Company maintains a revolving credit agreement with a bank. The borrowings are not to exceed the lower of $8,000,000 or the sum of 80% of eligible accounts receivable plus 40% of the aggregate amount of eligible inventory. As of December 31, 2007, $5,000,000 was outstanding. As of December 31, 2006 and 2005, there were no outstanding borrowings. The agreement matures in October 2009. Borrowings under the agreement bear interest at the LIBOR rate (4.22% at December 31, 2007) plus 1.75% per year. The agreement is collateralized by trade accounts receivable, inventories, and work-in-process.

The terms of the note include covenants which are customary for these types of facilities, including certain financial covenants and restrictions on the ability of the Company and its subsidiaries to enter into certain transactions, including those that could result in the incurrence of additional liens and indebtedness; the making of loans, guarantees or investments; sales of assets; and payments of dividends or repurchases of our capital stock.

(10)    Notes Payable to Stockholders

As of December 31, 2007, 2006 and 2005, the Company had uncollateralized notes payable to stockholders of $500,000. The notes mature during December 2008 and bear interest at prime rate plus 1% (8.25%, 9.25% and 8.25% at December 31, 2007, 2006 and 2005, respectively). Interest on the notes is paid quarterly. Interest expense related to these notes was $45,952, $45,655 and $35,934 for the years ended December 31, 2007, 2006 and 2005, respectively.

(11)     Leases

The Company leases certain facilities and equipment under operating lease agreements. The Company’s Mississippi facility that is used by the subsidiary is leased from a related party under a non-cancelable agreement, which expires during February 2008. The Company purchased this facility and equipment for $225,000 in October 2006 and accordingly there were no future lease payments due under this arrangement as of December 31, 2006.

Total rental expense for the years ended December 31, 2007, 2006 and 2005, amounted to approximately $488,000, $502,000, and $692,000, respectively, which included approximately $0, $27,400 and $32,500 paid to a related party, respectively.

(12)     Common Stock

Prior to the merger, the Company had two series of common stock. The Series A common stock had the right to elect one less than a majority of the directors of the Company while Series B common stock had the right to elect a majority of the directors of the Company. Neither the Series A nor the Series B common stock had cumulative voting rights in the election of directors. Except as previously noted, the two series of common stock had identical rights.

Prior to the merger, employees, directors or their family members held all shares of the Company’s outstanding stock. The Company’s stock was restricted in that the stockholders could not transfer or encumber shares without the consent of the Company, except that stockholders could transfer shares to their minor children or grandchildren or to another current stockholder. Transfers to minor children, grandchildren, or non-employee spouses who were not currently stockholders could not be less than 400 shares. Generally, upon any termination of employment, the stockholder was obligated to sell and the Company was obligated to purchase at book value, up to a maximum of 10,000 shares per year, all of the outstanding stock owned by the stockholder.

During 2006 and 2005, the Company sold 7,316 and 1,678 of treasury stock to employees, stockholders, and directors for a total of $252,062 and $52,689, respectively.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

See Note 15 regarding existing stock options outstanding and Note 17 regarding stock in connection with merger.

(13)     Commitments and Contingencies

The Company is subject to legal proceedings and claims incident to the ordinary course of its business. Management believes that the ultimate resolution of such matters will not materially affect the consolidated financial position or results of operations of the Company.

On September 1, 1999, the Company created a group medical and hospitalization minimum premium insurance program for employees of M&I. For the policy year ended August 2008, the Company is liable for all claims each year up to $50,000 per insured, or $1,375,000 in the aggregate. An outside insurance company insures any claims in excess of these amounts. The Company’s expense for this minimum premium insurance programs totaled approximately $813,054, $788,000 and $622,000 during the years ended December 31, 2007, 2006 and 2005, respectively. Insurance reserves include in accrued liabilities were approximately $120,000, $222,000 and $121,000 at December 31, 2007, 2006 and 2005, respectively. The employees of AAT are covered by an insured plan with respect to medical coverage.

The Company’s American Access segment has purchased additional shop equipment in March, 2008 to increase capacity and productivity with a total value of approximately $700,000. The purchase will be financed with a capital lease for five years with equal monthly payments of approximately $14,000. At the conclusion of the lease, the Company will own the equipment after exercising a purchase option and making a nominal payment.

(14)     Employee Benefit and Bonus Plans

The employees of M&I are eligible to participate in a 401(k) plan sponsored by the Company. The plan is a defined contribution 401(k) Savings and Profit Sharing Plan (the “Plan”) that covers all full-time employees who meet certain age and service requirements. Employees may contribute up to 20% of their annual gross pay through salary deferrals. The Company may provide discretionary contributions to the Plan as determined by the Board of Directors. During the years ended December 31, 2007, 2006 and 2005, the Company made contributions of approximately $133,000, $157,000 and $121,000, respectively.

M&I maintains an “Executive Performance” bonus plan, which covers officers and certain key employees. Under the plan, the participants receive a percentage of a bonus pool based primarily on pre-tax income in relation to budget. The Board of Directors approves the executive performance plan at the beginning of each year. During the years ended December 31, 2007, 2006 and 2005, the Company recorded approximately $304,000, $792,000 and $584,000 under the plan, respectively, of which approximately $304,000, $329,000 and $286,000 was included in accrued expenses as of December 31, 2007, 2006 and 2005, respectively.

The Company plans to extend this plan to employees of AAT as of 2008.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(15)     Stock Options

Following is a summary of the stock options outstanding as of December 31, 2007, 2006 and 2005 and the related activity.

	2007	2007 Weighted Average Exercise Price	2006	2006 Weighted Average Exercise Price	2005	2005 Weighted Average Exercise Price
Outstanding at beginning of year	762,140	$7.38	1,131,814	$7.60	1,314,480	$12.80
Options granted	26,880	$4.55	—	$—	241,300	$9.75
Options exercised	(66,000)	$3.90	(76,333)	$5.00	—	$—
Options forfeited	—	$—	(185,204)	$8.00	(800)	$7.65
Options expired	(230,080)	$6.14	(108,137)	$10.20	(423,166)	$25.10

Outstanding at end of year	492,940	$8.28	762,140	$7.65	1,131,814	$7.60

Exercisable at end of year	492,940	$8.28	762,140	$7.65	1,131,814	$7.60

On February 8, 2008, the Board of Directors approved the grant of 83,750 non-qualified stock options and 83,750 shares of restricted stock units to members of management and key employees. The valuation date of these grants was February 29, 2008 when the stock had a value of $4.09. The grants are subject to the substantial achievement of 2008 budgeted performance and other individual metrics. In addition, the awards vest in 25% increments over the next four years.

(16)     Segment Reporting

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

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Following are selected financial details regarding the Company’s reportable segments (Dollars in thousands except for per share amounts):

	2007	2006	2005
Revenues:
Technical products and services	30,050	32,918	22,742
Electrical and instrumentation construction	20,251	12,501	12,179
Other	—	—	23
American Access	5,364	—	—

	$55,665	$45,419	$34,944

Gross Profit:
Technical products and services	3,870	6,256	4,070
Electrical and instrumentation construction	(622)	1,606	1,813
Other	—	(511)	(424)
American Access	1,251	—	—

	$4,499	$7,351	$5,459

Income before income taxes:
Technical products and services	3,433	6,256	4,070
Electrical and instrumentation construction	(1,688)	1,606	1,813
American Access	277	—	—
Corporate and other unallocated expenses	(1,157)	(3,982)	(3,811)

	$865	$3,880	$2,072

The Company’s management does not separately review and analyze assets on a segment basis. Depreciation expense is apportioned to cost of goods sold based on management’s best estimate. Selling, general and administrative expenses are not allocated to its business segments because these expenses are centrally controlled and incurred and could only be reasonably apportioned to the segments on an arbitrary basis and would therefore not be meaningful.

Approximately 37%, 38% and 35% of Technical Products and Services were sold into international markets in 2007, 2006 and 2005, respectively. These sales are made in US dollars and are generally settled prior to shipment or are secured by irrevocable letters of credit. All of Electrical and Instrumentation Construction sales are made in the United States. The Company’s only assets that are held outside the United States is the Singapore affiliate (Note 7) and its Investment in Marketable Securities (Note 4). The functional currency of the Singapore affiliate is the Singapore dollar and the marketable security is traded in Singapore dollars.

No single customer constituted more than 10 % of the Company’s revenues except Bomco (13%) in 2006, Wal-Mart (16%) in 2005, Konsberg (13%) and Bombardier (11%) in 2004.

(17)     Merger

Prior to May 15, 2007, we were known as American Access Technologies, Inc. (“American Access”, “AAT”). On May 15, 2007, we completed a business combination (the “Merger”) with M&I Electric Industries, Inc. (“M&I”). Because the stockholders of M&I were issued approximately 80% of the voting stock of the combined company in the Merger, for accounting purposes, AAT was deemed to be the acquired entity in the Merger, and the Merger was accounted for as a reverse acquisition. Upon completion of the merger, all

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

outstanding shares of M&I stock were exchanged for 6,079,692 shares (as adjusted for the reverse stock split discussed below) of American Access common stock at par value of $0.001.

In connection with the Merger, the name of the Company was changed to American Electric Technologies, Inc. and a 1-for-5 reverse stock split of our common stock was affected. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger, and the 1-for-5 reverse split of our common stock on May 15, 2007.

The financial statements reflect the historical results of M&I prior to the Merger and that of the combined company following the Merger, and do not include the historical results of AAT prior to the Merger. For this twelve and three month period ended December 31, 2007, the results of operations reported for the Company includes a full twelve months of operations for M&I and seven and one half months of operations for AAT (May 15, 2007 through December 31, 2007).

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

The total purchase price of the Merger is as follows:

Fair value of American Access outstanding common stock (net of 18% discount)	$6,772,372
Fair value of American Access stock options and warrants	78,000
Capitalized transaction costs of M&I	988,354

Total purchase price	$7,838,726

Consistent with the purchase method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities of American Access based on their estimated fair values as of the merger closing date. The Purchase Price was $7,838,726, which approximated the fair market value of the assets acquired.

The primary factors M&I considered in its acquisition of American Access include the strategic value of an enhanced portfolio of products and services, access to a workforce with technical expertise and a favorable cost structure, access to an expanded management team and the opportunity to extend operations to a region outside the Gulf coast.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The allocation of the purchase price as of May 15, 2007 for the acquired assets and liabilities of American Access is as follows:

Assets acquired:
Accounts receivable, net	$1,011,615
Inventories, net	1,104,936
Other current assets	101,657
Property and equipment	2,540,518
Intangible assets	48,000
Customer agreements	135,000
Deferred tax assets	2,858,000
Other assets	39,000

Total assets acquired	$7,838,726

Liabilities assumed and consideration paid:
Accounts payable and accrued liabilities	$648,610
Common stock and options issued	6,850,372
Net cash transaction costs paid	339,744

Total liabilities assumed and consideration paid	$7,838,726

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the merger was completed on January 1 of 2007, 2006 and 2005:

	2007	2006	2005
Revenue	$58,634,561	$51,001,436	$40,267,886
Net income	(31,874)	607,580	1,695,359
Pro forma net income per share basic and diluted	$(0.00)	$0.10	$0.29

Weighted average shares outstanding:
basic	7,058,529	6,079,692	5,933,728
diluted	7,059,447	6,079,692	5,933,728

(18)    Quarterly Information (Unaudited)

Below is the Company’s summary results of operations on a quarterly basis for the two most recent fiscal years (dollars in thousands except for per share amounts):

	2007 Quarters
	First	Second	Third	Fourth	Total
Revenue	$12,318.3	$13,756.2	$13,117.4	$16,472.6	$55,664.5
Gross profit	1,388.4	1,808.2	1,532.5	(229.2)	4,499.9
Net income (loss)	738.5	685.8	309.4	(1,143.5)	590.2

Earnings per share:
Basic and fully diluted	0.12	0.10	0.04	(0.15)	0.08

	2006 Quarters
	First	Second	Third	Fourth	Total
Revenue	$12,868.7	$11,514.3	$9,986.1	$11,049.6	$45,418.7
Gross profit	2,018.6	1,916.1	2,058.7	1,357.6	7,351.0
Net income (loss)	707.8	671.2	481.0	578.3	2,438.3

Earnings per share:
Basic and fully diluted	0.11	0.10	0.08	0.10	0.40

EXHIBIT INDEX

3(a)	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by Reference to Exhibit 3(a) to Amendment No. 1 to Registrant’s Registration Statement of Form SB-2—File No. 333-43589.)

3(b)	Articles of Amendment to Articles of Incorporation. (Incorporated by Reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-QSB for quarter ended September 30, 1998.)

3(c)	Articles of Amendment to Articles of Incorporation. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 18, 2007)

3(d)	Articles of Amendment to Articles of Incorporation. (Incorporated by Reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed May 18, 2007)

3(e)	Bylaws of the Registrant.

10.1	Employee 2000 Stock Option Plan. (Incorporated by Reference to Exhibit 8.16 to Registrant’s Annual Report on Form 10-QSB as filed April 20, 2000.)*

10.2	Directors 2000 Stock Option Plan. (Incorporated by Reference to Exhibit 8.17 to Registrant’s Annual Report on Form 10-QSB as filed April 20, 2000.)*

10.3	2007 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*

10.4	Non-Employee Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*

10.5	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*

10.6	Amended 2000 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)*

10.7	Amended 2000 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)*

10.8	Manufacturing and Marketing Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (portions omitted pursuant to a request for confidentiality.) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)

10.9	Stock Purchase and Sale Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)

10.10	Standstill Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)

10.11	2004 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 4, 2004.)*

10.12	2004 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 4, 2004.)*

10.13	Form of Employees Stock Option Agreement under 2004 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-8; file number 333-118178.)*

10.14	Form of Director Stock Option Agreement under 2004 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form S-8; file number 333-118178.)*

10.16	Summary of Non-Employee Director compensation—August 2007. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB, filed August 14, 2007)*

10.17	Purchase Order for laser cutting machine. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-QSB, filed March 23, 2005.)

10.18	Summary of compensation for named executive officers—February 2008*

10.19	Executive officer vacation benefit agreement dated March 3, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed May 12, 2006.)*

10.20	Executive officer vacation benefit agreement dated March 3, 2006. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB, filed May 12, 2006.)*

10.22	Employment Agreement with Timothy C. Adams dated November 27, 2006 (Incorporated by reference to Exhibit 10.22 to the Registrant’s annual report on Form 10-KSB filed March 12, 2007)*

10.23	Loan Agreement between Registrant and JP Morgan Chase Bank, N.A. dated October 31, 2007 (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 10-QSB filed November 14, 2007)

10.24	Consulting Agreement with Stuart Schube and Acorn Ventures, Inc. dated November 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-QSB filed November 14, 2007) *

10.25	Form of Employee Stock Option Award Agreement under 2007 Employee Stock Incentive Plan.*

10.26	Form of Restricted Stock Unit Award Agreement under 2007 Employee Stock Incentive Plan.*

10.27	Employment Agreement between Charles M. Dauber and Registrant.*

10.28	Employment Agreement between John H. Untereker and Registrant. *

10.29	Agreement and Plan of Merger dated December 1, 2006, by and among the Registrant, AAT Merger Subs, Inc. and M & I Electric Industries, Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s annual report on Form 10-KSB, filed March 12, 2007)

10.30	Form of Director Stock Option Amendment dated December 14, 2006, under 2004 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.24 to the Registrant’s annual report on Form 10-KSB filed March 12, 2007)*

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-QSB, filed March 21, 2004.)

21	Subsidiaries of the Registrant.

23.1	Consent of Ham, Langston & Brezina, LLP

31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Financial Officer.

32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement.