Form 10-Q
period 2008-03-31
American Electric Technologies Inc
filed 2008-05-12
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

(713) 644-8182

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2008, the registrant had 7,661,241 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended March 31, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$1,369,480	$593,494
Accounts receivable-trade, net of allowance of $579,142 and $558,660, respectively	14,228,774	15,830,379
Accounts receivable-other	51,270	29,145
Income taxes receivable	663,388	819,403
Inventories, net	2,898,882	3,023,087
Costs and estimated earnings in excess of billings on uncompleted contracts	5,324,707	3,139,065
Prepaid expenses and other current assets	340,377	401,815
Due from employees	49,589	61,104
Deferred income taxes	489,614	473,408

Total current assets	25,416,081	24,370,900
Property, plant and equipment, net	5,892,741	5,357,526
Other assets, net	168,033	170,375
Advances to and investments in joint ventures	4,771,667	4,265,738
Deferred tax asset	2,109,419	2,173,526

Total assets	$38,357,941	$36,338,065

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,356,089	$5,397,310
Accrued payroll and benefits	934,757	1,125,551
Other accrued expenses	340,813	586,879
Billings in excess of costs and estimated earnings on uncompleted contracts	3,071,469	2,582,375
Current portion of note payable and capital lease obligation	624,549	500,000

Total current liabilities	11,327,677	10,192,115
Note payable and capital lease obligation	5,557,141	5,000,000

Total liabilities	16,884,818	15,192,115

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,661,241 shares issued and outstanding	7,661	7,661
Additional paid-in capital	7,305,910	7,294,910
Accumulated other comprehensive income	217,976	104,008
Retained earnings	13,941,576	13,739,371

Total stockholders’ equity	21,473,123	21,145,950

Total liabilities and stockholders’ equity	$38,357,941	$36,338,065

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Unaudited

	Three Months Ended March 31,
	2008	2007
Net sales	$16,977,776	$12,318,260
Cost of sales	14,747,947	10,929,856

Gross profit	2,229,829	1,388,404
Operating expenses:
General and administrative	1,611,963	750,923
Selling	540,113	249,272

Total operating expenses	2,152,076	1,000,195

Income from operations	77,753	388,209

Other income (expense):
Equity in income of joint ventures	327,854	—
Gain on sale of marketable securities	—	787,051
Interest expense	(83,282)	(11,473)
Other, net	(1,366)	8,506

Total other income (expense)	243,206	784,084

Income before income tax expense	320,959	1,172,293
Income tax expense	118,754	433,748

Net income	$202,205	$738,545

Net income per common share:
Basic	$0.03	$0.12
Diluted	$0.03	$0.12
Weighted-average shares:
Basic	7,658,241	6,074,673
Diluted	7,666,825	6,074,673

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Unaudited

	Series A Common Stock	Series B Common Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
			Shares	Amount				Shares	Amount
Balance, December 31, 2006	$266,858	$250	—	$—	$652,502	$383,694	$13,149,148	18,248	$(751,781)	$13,700,671

Comprehensive income:
Net income	—	—	—	—	—	—	738,545	—	—	738,545
Change in unrealized gain on marketable securities	—	—	—	—	—	(250,028)	—	—	—	(250,028)

Total comprehensive income										488,517

Balance, March 31, 2007	$266,858	$250	—	$—	$652,502	$133,666	$13,887,693	18,248	$(751,781)	$14,189,188

Balance, December 31, 2007	$—	$—	7,661,241	$7,661	$7,294,910	$104,008	$13,739,371	—	—	$21,145,950
Issuance of non-qualified stock options	—	—	—	—	11,000	—	—	—	—	11,000
Comprehensive income:
Net income	—	—	—	—	—	—	202,205	—	—	202,205
Translation gain	—	—	—	—	—	113,968	—	—	—	113,968

Total comprehensive income										316,173

Balance, March 31, 2008	$—	$—	7,661,241	$7,661	$7,305,910	$217,976	$13,941,576	—	—	$21,473,123

See the accompanying notes to the condensed unaudited consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$202,205	$738,545
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for bad debt	20,493	—
Depreciation and amortization	257,569	138,087
Gain on sale of property and equipment	(4,176)	(10,715)
Gain on sale of marketable securities	—	(787,051)
Stock option grants	11,000	—
Equity income from joint venture	(327,854)	—
Change in operating assets and liabilities:
Accounts receivable (including other)	1,593,336	924,959
Income taxes receivable/payable	139,808	(99,655)
Inventories	124,205	103,887
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,185,642)	(531,195)
Prepaid expenses and other assets	39,513	(52,115)
Accounts payable and accrued liabilities	521,920	383,133
Billings in excess of costs and estimated earnings on uncompleted contracts	489,094	(502,068)

Net cash provided by operating activities	881,471	305,812

Cash flows from investing activities:
Purchases of property, plant and equipment	(110,539)	(236,549)
Proceeds from disposal of property, plant and equipment	5,054	10,715
Proceeds from sale of marketable securities	—	903,129
Advances to and investments in joint ventures	—	(1,032,000)
Transaction costs related to merger	—	(156,000)

Net cash used in investing activities	(105,485)	(510,705)

Net decrease in cash and cash equivalents	775,986	(204,893)

Cash and cash equivalents, beginning of period	593,494	2,031,114
Cash and cash equivalents, end of period	$1,369,480	$1,826,221

Supplemental disclosures of cash flow information:
Interest paid	$89,950	$11,473

Income taxes paid	$—	$433,748

Supplemental disclosures of non-cash activities:
Assets acquired with direct financing lease	$681,690	$—

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

March 31, 2008

1. Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and Subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of March 31, 2008 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2008 and results of operations for the three months ended March 31, 2008 and 2007. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The statements should be read in conjunction with the Company’s financial statements filed on Form 10-K on March 31, 2008.

The accompanying interim consolidated financial statements include the accounts of American Electric Technologies, Inc. and its Subsidiaries as of March 31, 2008. We have eliminated all significant inter-company balances and transactions in consolidation.

Effective January 1, 2008 the Company formed a new wholly owned subsidiary, American Access Technologies, Inc. (“American Access” or “AAT”), through which the AAT segment’s business will be conducted.

2. Merger

American Electric Technologies, Inc. is the surviving financial reporting entity from a reverse acquisition of an 80% interest in American Access Technologies, Inc. by the shareholders of M&I Electric Industries, Inc. (“M&I”) on May 15, 2007. Immediately upon the completion of the reverse acquisition, American Access Technologies, Inc. changed its name to American Electric Technologies, Inc.

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

The accompanying financial statements present the historical financial results of M&I. AETI and AAT are Florida corporations and M&I, AETI’s wholly owned subsidiary, a Texas corporation. M&I has a wholly owned subsidiary, South Coast Electric Systems, LLC (“SC”), a Delaware Limited Liability Company, and joint venture interests in Singapore and China.

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

The total purchase price of the merger is as follows (in thousands):

Fair value of American Access’ outstanding common stock (net of 18% discount)	$6,773
Fair value of American Access stock options and warrants	78
Capitalized transaction costs of M&I	988

Total purchase price	$7,839

Consistent with the purchase method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities of American Access based on their estimated fair values as of the merger closing date. The purchase price was $7,839, which approximated the fair market value of the assets acquired.

The primary factors M&I considered in its acquisition of American Access include the strategic value of an enhanced portfolio of products and services, access to a workforce with technical expertise and a favorable cost structure, access to an expanded management team and the opportunity to extend operations to a region outside the Gulf coast.

The allocation of the purchase price as of May 15, 2007 for the acquired assets and liabilities of American Access is as follows:

Assets acquired:
Accounts receivable, net	$1,011,615
Inventories, net	1,104,936
Other current assets	101,657
Property and equipment	2,540,518
Intangible assets	48,000
Customer agreements	135,000
Deferred tax assets	2,858,000
Other assets	39,000

Total assets acquired	$7,838,726

Liabilities assumed and consideration paid:
Accounts payable and accrued liabilities	$648,610
Common stock and options issued	6,850,372
Net cash transaction costs paid	339,744

Total purchase price	$7,838,726

The following unaudited pro forma information for the three months ended March 31, 2007 presents a summary of our consolidated results of operations as if the merger had been completed on January 1, 2007:

March 31, 2007
Revenue	$14,372,807
Net income	$511,523
Pro forma net income per share, basic and diluted	$0.08
Weighted average shares outstanding:
Basic	6,074,673
Diluted	6,074,673

3. Net Income per Common Share

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

Basic net income per common share has been computed based upon the weighted average number of shares of common stock outstanding for the three months ended March 31, 2008 and 2007.

4. Stock-Based Compensation – Stock Options

During the first quarter of 2008, the Company granted officers and employees a total of 83,750 options with a strike price of $4.09 which will vest 25% on each of the next four anniversary dates. In addition, 83,750 restricted stock units were issued which will vest 25% in each of the next four years. The ultimate number of both the stock options and restricted stock units will be determined based on the attainment of certain company and individual performance targets during the 2008 fiscal year. The Company recognized $11,000 compensation expense during the quarter and the annual cost for these grants plan will approximate $130,000 for the next four years.

5. Recent Accounting Pronouncements

There are no recent financial pronouncements that management expects to have a material impact on the Company’s financial position or results of operations.

6. Segment Information

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

Following are selected financial details regarding the Company’s reportable segments (in thousands of dollars) for the quarters ending March 31:

	2008		2007
Revenues
Technical Products and Services	9,266,371	54.58%	7,668,100	62.25%
Electrical and Instrumentation Const.	5,737,196	33.79%	4,650,200	37.75%
AAT	1,974,209	11.63%	—	—

Total	16,977,776	100.00%	12,318,300	100.00%

Gross Profit
Technical Products and Services	1,188,645	12.83%	959,200	12.51%
Electrical and Instrumentation Const.	549,732	9.58%	392,200	8.43%
AAT	491,481	24.90%	—	—

Total	2,229,859	13.13%	1,351,400	10.97%

Income before Income taxes:
Technical Products and Services	622,126	6.71%	822,000	10.72%
Electrical and Instrumentation Const.	77,794	1.36%	350,300	7.53%
AAT	77,863	3.94%	—	—
Corporate and Other Unallocated Expenses	(456,825)	-23.14%	—	—

Total	320,958	1.89%	1,172,300	9.52%

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

7. Advances to and Investment in Joint Ventures

Assets held by the Company outside of the United States consist of two joint ventures:

•	a 49% interest in M&I Electric Far East, Ltd. (“MIEFE”), a joint venture with Oakwell Engineering, Ltd., in Singapore, and;

•

BOMAY Electric Industries Company, Ltd., in which M&I holds a 40% interest with Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), which holds 51%, and AA Energies, Inc., headquartered in Katy, Texas, which holds 9%.

The functional currencies of MIEFE and BOMAY are the Singapore dollar and, the Chinese Yuan, respectively.

For the three months ended March 31, 2008, and based upon results of operations as reported by the investee companies (translated at average exchange rates during the periods), the Company recognized $327,000 in equity income from its China joint venture. The Company recognized no equity income during 2006 or first quarter 2007 from either joint venture.

As of March 31, 2008 the Company had accounts receivable from these affiliates of approximately $719,000.

8. Costs, Estimated Earnings, and Related Billings on Uncompleted Contracts

The Company reports earnings from firm-price and modified firm price long-term contracts on the percentage-of-completion method. Earnings are recorded based on the ratio of costs incurred to total estimated costs. In 2006, the Company determined that labor incurred provides an improved measure of percentage of completion for its TP&S segment projects. This change in the application of an accounting principle did not have a material cumulative impact on the Company’s financial position or operating results. Costs include direct material, direct labor, and job related overhead. Losses expected to be incurred on contracts are charged to operations in the period such losses are determined. A contract is considered complete when all costs except insignificant items have been incurred and the customer has accepted the product or project. Revenue from non-time and material jobs that will be completed within approximately one month is recognized on the completed-contract method. This method is used because these contracts are typically completed in a short period and the financial position and results of operations do not vary materially from those that would result from use of the percentage-of-completion method.

The Company records revenue from its field and technical service and repair operations on a completed service basis after customer acknowledgement that the service has been completed and accepted. Approximately 14% of the Company’s consolidated revenues are recorded on this basis. In addition, the Company sells certain purchased parts and products. These revenues are recorded when the product is shipped and title passes to the customer. Less than 1% of the Company’s consolidated revenues are recorded on this basis.

The asset, “Work-in-process,” which is included in inventories, represents the cost of labor, material, and overhead on jobs for which no revenue has been recognized on contracts accounted for under the completed-contract method. For contracts accounted for under the percentage-of-completion method, the asset, “Costs and estimated earnings in excess of billing on uncompleted contracts,” represents revenue recognized in excess of amounts billed and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenue recognized.

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

9. Revolving Credit Agreement

The Company maintains a revolving credit agreement with a bank. The borrowings are not to exceed the lower of $8,000,000 or the sum of 80% of eligible accounts receivable plus 40% of the aggregate amount of eligible inventory. As of March 31, 2008 $5,000,000 was outstanding. The agreement matures in October 2009. Borrowings under the agreement bear interest at the LIBOR rate (3.70% at March 31, 2008) plus 1.75% per year. The agreement is collateralized by trade accounts receivable, inventories, and work-in-process.

The terms of the agreement contain covenants, which provide for customary restrictions and limitations, the maintenance of certain financial ratios and a restriction from paying dividends without prior written consent of the bank. At March 31, 2008, we were in compliance with all restrictive covenants.

10. Taxes on Income

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reported to the taxing authorities. Deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that, the deferred tax assets will not give rise to future benefits in the Company’s tax returns. There were no significant changes in the Company’s deferred tax assets and liabilities in the current quarter.

The effective tax rate was 37% for the three months ended March 31, 2008 and 2007, reflecting the Federal statutory rate of 34% and the effect of state and foreign income taxes.

We are subject to income tax in jurisdictions outside the United States, none of which are individually material to our financial position, cash flows, or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q and the financial statements in the 2007 Annual Report on Form 10-K filed on March 31, 2008. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

FORWARD-LOOKING STATEMENTS

Except for historical and factual information, this document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, such as predictions of future financial performance. All forward-looking statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements, including statements regarding our capital needs, business strategy, expectations and intentions, are subject to numerous risks and uncertainties, many of which are beyond our control, including our ability to maintain key products’ sales or effectively react to other risks including those discussed in our Annual Report on Form 10K filed on March 31, 2008. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our significant accounting policies are more fully described in the financial statements filed in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission March 31, 2008. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (“SPE”s), nor do we have any “variable interest entities” (“VIE”s), as defined by FASB’s Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.

Inventory Valuation - Inventories are stated at the lower of cost or market, with material value determined using an average cost method. Inventory costs for finished goods and work-in-process include direct material, direct labor, production overhead and outside services. TP&S and E&I indirect overhead is apportioned to work in process based on direct labor incurred. AAT production overhead, including indirect labor, is allocated to finished goods and work-in-process based on material consumption which is an estimate that could be subject to change in the near term as additional information is obtained and as our operating environment changes.

Reserve for Obsolete and Slow-Moving Inventory - Inventories are valued at the lower of cost or market and are reduced by a reserve for excess and potentially obsolete inventories. We regularly review the value of inventory on hand, using specific aging categories, and record a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required.

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and financial condition of those specific customers. We also will review historical experience with the customer, the general economic environment and the aging of our receivables. We record an allowance to reduce receivables to the amount that we reasonably believe to be collectible. Those estimates subject to potential change in the near term include allowances for doubtful accounts. Based on our historical collection experience, we currently feel our allowance for doubtful accounts is adequate.

Revenue Recognition – The Company recognizes earnings from both fixed price and modified fixed price contracts. Earnings on certain contracts are recognized on the percentage-of-completion method following the guidelines in the AICPA’s Statement of Position (“SOP”) No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. The Company recognizes revenue from product sales at the time the product is shipped and title passes to the customer. The Company believes that recognizing revenue at time of shipment is appropriate because the Company’s sales policies meet the four criteria of FASB’s Staff Accounting Bulletin No. 104, Revenue Recognition, which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable, and (iv) collectability is reasonably assured.

Federal Income Taxes - The asset and liability method is used in accounting for federal income taxes (see Note 10). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The estimated value of deferred tax assets are reviewed annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in our tax returns.

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

RESULTS OF OPERATIONS

The reporting period with respect to the operations of the American Access segment for this report consists solely from the date of the merger, May 15, 2007 through March 31, 2008.

Consolidated comparison of the three months ended March 31, 2008 and 2007 (in thousands of dollars).

Revenues and Gross Profit. Total consolidated net sales increased $4,659.5, or 37.8%, to $16,977.8 for the three months ended March 31, 2008 over the comparable period in 2007. The increase occurred due to an expansion in both the E&I Construction and Technical Products and Services segments as well as the inclusion of the AAT segment sales of $1,974.0.

Consolidated cost of sales for the three months ended March 31, 2008 was $14,741.9, a $3,812.0 increase, or 34.9%, over the first quarter of 2007. The increase in cost of sales is primarily due to the inclusion of the AAT segment costs, increases in labor, material and related costs associated with the higher sales activity. The Company enjoyed a gross profit percentage of 13.2% in the most recent quarter, an improvement from the 11.3% level in the comparable prior year quarter. The primary reason for this improvement was the inclusion of AAT’s results in the current quarter. Notwithstanding the improvement, the Company expects its margin percentages to increase 3-4% to its historical levels by the middle of this fiscal year.

Consolidated gross profit during the three-month period ended March 31, 2008 was $2,229.8, an increase of $841.4 over the first quarter of 2007. This increase is related to the additional gross profit of $491.5 occasioned by the inclusion of AAT and the increase sales of TP&S and E&I. Consolidated gross profit as a percent of net sales was 13.2% during the three-month period ended March 31, 2008, compared to 11.3% in the prior year as explained above.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $2,152.1 during the three-month period ended March 31, 2008 an increase of $1,151.8 from the prior year period. This increase is principally attributable to the additional selling and administrative expenses associated with AAT ($409.0), unallocated corporate expenses of $456.8 primarily due to being a public company, increases in selling and management compensation of $233.0 associated with supporting the Company’s growth plans. The Company incurred additional costs of $35.0 in quarter over quarter expense associated with the implementation of its new ERP system as well as $31.0 in added costs due to its Sarbanes-Oxley compliance program.

Other Income and Expense. Consolidated other income and expense was $243.2 for the three month period ended March 31, 2008, a decrease of $540.9 over the prior year period. This decline is primarily due to the sale of marketable securities in the 2007 period that resulted in a gain of $787.1 and an increase in interest expense of $61.8 in the current period due to higher debt levels. These changes were partially offset by the equity in income from the Chinese joint venture of $327.9.

Provision for Income Taxes. The consolidated income tax expense was $314.9 lower than the prior year period due to the reduction in earnings before taxes. The effective tax rate was 37%, essentially unchanged from the prior year.

Net Income. Net income for the three months ended March 31, 2008 was $202.2 compared to $738.5 for the prior year period. The decrease in net income is attributable primarily to the gain on sale of marketable securities in 2007, $787.1, partially offset by lower income tax expense, $314.9. In addition, improved gross profits due to the increased revenues were more than offset by increases in selling, general and administrative expenses to the extent of $304.4.

SEGMENT COMPARISONS

Technical Products and Services. The TP&S segment revenues increased $1,598.3 from $7,668.1 for the first quarter of 2007 to $9,266.4 for the first quarter of 2008. This segment’s business experienced a 20.8% increase due to the continued strength in sales to the global energy markets. Offsetting the weakness in North American drilling activity was substantial strength in marine, pipeline and international drilling sectors.

Gross profits for the TP&S segment for the first quarter of 2008 were $1,188.6, a $229.4 increase from the prior year period due primarily to the revenue impact noted above. The gross profit percentage increased slightly to 12.8% from 12.5% in the earlier year period. The introduction of a liquid cooled alternate current marine drive system negatively impacted the prior year period. TP&S’s income before taxes for the first quarter of 2008 was $622.1 compared to income of $822.0 for 2007. This change is associated with higher selling, general and administrative expenses, the allocation of a portion of the gain on sale of marketable securities in 2007, partially offset by the $327.8 equity in income of the Chinese joint venture in 2008.

Electrical & Instrumentation Construction. The E&I segment reported sales of $5,737.2 in the first quarter of 2008, an increase of $1,087.2 or 23.3%, over the first quarter of 2007. The rate of increase was associated with strengthening in the marine and wastewater treatment plant businesses as well as reducing the backlog in the commercial market segment.

Gross profits for the E&I segment during the first quarter of 2008 were $549.7, a $157.5 increase from the prior year. The improvement in gross profit is attributable to the increase in sales. The E&I segment’s income/(loss) before taxes for the first quarter of 2008 and 2007 was $78.0 and $350.3, respectively. The decline in the current quarter pertains to the allocation of higher selling, general and administrative expenses as well as the apportionment of a gain on marketable securities in 2007 ($297.1).

American Access Technologies. The AAT segment reported sales of $1,974.2, a gross margin of $491.5 and income before taxes of $77.9 in the first quarter of 2008. No results for AAT were included for 2007 prior to its acquisition on May 15, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, AETI’s cash and cash equivalents were $1,369.5 compared to $593.5 as of December 31, 2007. Working capital was $14,088.4 and $14,178.8 as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, AETI’s current ratio and debt to total capitalization ratio were 2.19 and 20.6%, respectively. The comparable ratios at December 31, 2007 were 2.4 and 19.1%.

Long term debt as of March 31, 2008 was $5,557.1, an increase of $557.1 from December 31, 2007 which was utilized to finance a capital expenditure for AAT. Interest payment on all long term indebtedness is current. AETI has an $8,000.0 revolving credit facility, on which there was an outstanding balance of $5,000.0 as of March 31, 2008. The revolving credit facility expires on October 1, 2009.

We believe that we will be able to meet our capital requirements over the next twelve months from operating cash flows, cash on hand and our revolving credit facility.

Operating Activities

During the three months ending March 31, 2008, AETI generated cash flows from operations of $881.5 as compared to $305.8 in 2007. Continued high activity levels caused usage of funds for increases in costs and estimated earnings in excess of billings ($2,185.6). This factor was more than offset by reduced accounts receivable ($1,601.6), increased accounts payable and accrued liabilities ($521.9) and increased billings in excess of costs and estimated earnings ($489.1).

The 2007 period can be explained by the same factors except that billings in excess of costs and estimated earnings declined by $502.1 which primarily accounted for the decline in operating cash flow.

Investing Activities

For the quarter ended March 31, 2008, the Company utilized cash from investing activities of $105. The Company also entered into a $682 capital lease at AAT for shop equipment intended to increase capacity and productivity.

In the comparable quarter in 2007, a $1,032.0 investment was made in the Chinese joint venture, BOMAY. Capital expenditures during the quarter were $236.5 and $156.0 of transaction costs related to the merger were incurred. These items were partially funded by $903.1 in proceeds from the sale of marketable securities.

Financing Activities

In the quarter ended March 31, 2008 the company entered into a $682 capital lease transaction.

In the comparable 2007 period, there were no cash flows from financing activities or non-cash investing and financing activities.

Backlog

The backlog for the TP&S segment was approximately $18 million as of March 31, 2008, which is an increase of $4.0 million compared to December 31, 2007. Approximately 90% of this backlog should be realized in revenues for the remainder of the fiscal year.

The backlog for the E&I segment was approximately $12 million as of March 31, 2008, a decline of $7 million from December 31, 2007. This reduction is consistent with the Company’s intention to reduce its exposure to the new school construction market. Approximately three quarters of this backlog should be realized in revenues over the remainder of the fiscal year.

Outlook for Fiscal 2008

The Company’s revenues reflect an increase over the prior year period although the rate of growth has moderated from the previous several years. The increase in growth is partially attributable to the consolidation of the AAT segment’s operating results as a result of the May 15, 2007 merger. Management expects the increasing trend to continue throughout 2008 based on existing backlogs and bidding activity as well as the AAT merger. The moderation in rate of increase, particularly in the TP&S segment, is associated with the slowdown in drilling activity in North America but this has been more than offset by strength in international markets as well as pipeline and marine activity. Quotation activity has been strong for the most recent six months due to the continued robust global energy market. The quotation activity causes the Company to believe that revenue trends can continue throughout this fiscal year. The Company expects operating margins to improve from current levels as the substantial increases in personnel and infrastructure cost to support the growth will moderate. AAT experienced a slowdown in sales activity during the latter part of the quarter, but management does not expect this trend will worsen.

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

Effects of Inflation

AETI has experienced significant price increases in its crucial raw materials, particularly copper, steel aluminum and electrical components since the beginning of 2005. At this point, the Company has been generally successful in recovering these increases from its customers in the form of increased prices. As a result, the Company has not experienced margin erosion due to inflationary pressures. We cannot be assured that the competitive environment will enable us to recover these cost increases in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4T.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2008.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

(a)	Index to Exhibits

Exhibit No.	Exhibit Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2008

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ ARTHUR G. DAUBER
Arthur G. Dauber
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN H. UNTEREKER
John H. Untereker
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)