Form 10-Q
period 2008-06-30
American Electric Technologies Inc
filed 2008-08-11
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of August 11, 2008, the registrant had 7,661,241 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended June 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$448,070	$593,494
Accounts receivable-trade, net of allowance of $615,681 and $558,660, respectively	16,367,408	15,830,379
Accounts receivable-other	104,226	29,145
Income taxes receivable	271,468	819,403
Inventories, net	3,750,281	3,023,087
Costs and estimated earnings in excess of billings on uncompleted contracts	4,243,975	3,139,065
Prepaid expenses and other current assets	375,303	401,815
Due from employees	54,807	61,104
Deferred income taxes	75,224	473,408

Total current assets	25,690,762	24,370,900

Property, plant and equipment, net	5,777,162	5,357,526
Other assets, net	169,069	170,375
Advances to and investments in joint ventures	5,366,122	4,265,738
Deferred tax asset	2,048,188	2,173,526

Total assets	$39,051,303	$36,338,065

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,517,727	$5,397,310
Accrued payroll and benefits	1,134,095	1,125,551
Other accrued expenses	417,309	586,879
Billings in excess of costs and estimated earnings on uncompleted contracts	2,753,644	2,582,375
Short-term notes payable	624,549	500,000

Total current liabilities	11,447,324	10,192,115
Notes payable	5,557,141	5,000,000

Total liabilities	17,004,465	15,192,115
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,661,241 shares issued and outstanding	7,661	7,661
Additional paid-in capital	7,305,020	7,294,910
Accumulated other comprehensive income	276,034	104,008
Retained earnings	14,458,123	13,739,371

Total stockholders’ equity	22,046,838	21,145,950

Total liabilities and stockholders’ equity	$39,051,303	$36,338,065

See the accompanying notes to the condensed consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Unaudited

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Net sales	$33,550,049	$26,074,469	$16,572,273	$13,756,209
Cost of sales	29,078,682	22,877,878	14,330,735	11,948,024

Gross profit	4,471,367	3,196,591	2,241,538	1,808,185

Operating expenses:
General and administrative	2,998,675	1,775,109	1,386,712	1,024,186
Selling	1,194,823	661,643	654,710	412,371

Total operating expenses	4,193,498	2,436,752	2,041,422	1,436,557

Income from operations	277,869	759,839	200,116	371,628

Other income (expense):
Equity in income of joint ventures	1,008,997	500,000	681,143	500,000
Gain on sale of marketable securities	—	962,330	—	175,279
Interest expense	(148,163)	(26,986)	(64,881)	(15,513)
Other, net	2,202	8,780	3,568	274

Total other income (expense)	863,036	1,444,124	619,830	660,040

Income before income tax expense	1,140,905	2,203,963	819,946	1,031,668

Income tax expense	422,153	779,644	303,399	345,896

Net income	$718,752	$1,424,319	$516,547	$685,772

Net income per common share:
Basic	$0.09	$0.22	$0.07	$0.10
Diluted	$0.09	$0.22	$0.07	$0.10
Weighted-average shares:
Basic	7,658,241	6,458,817	7,658,241	6,837,942
Diluted	7,666,825	6,465,640	7,666,825	6,844,765

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$718,752	$1,424,319
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of assets and liabilities acquired:
Provisions for bad debt	38,717	(67,686)
Depreciation and amortization	545,302	363,331
Gain on sale of property and equipment	(5,675)	(1,538)
Gain on sale of marketable securities	—	(962,330)
Stock option grants	10,110	—
Equity income from joint venture	(1,008,997)	(500,000)
Deferred federal income tax expense	425,317	—
Change in operating assets and liabilities:
Accounts receivable (including other)	(644,530)	(656,751)
Income taxes receivable/payable	547,935	(214,345)
Inventories	(727,194)	(671,809)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,104,910)	(1,040,174)
Prepaid expenses and other assets	24,950	115,138
Accounts payable and accrued liabilities	959,392	746,928
Billings in excess of costs and estimated earnings on uncompleted contracts	171,269	(1,208,127)

Net cash used in operating activities	(49,562)	(2,673,044)

Cash flows from investing activities:
Purchases of property, plant and equipment	(282,275)	(472,450)
Proceeds from disposal of property, plant and equipment	7,570	—
Proceeds from sale of marketable securities	—	1,095,546
Advances to and investments in joint ventures	—	(1,033,000)
Dividends received from joint ventures	178,843	262,599
Transaction costs related to merger	—	(396,707)

Net cash used in investing activities	(95,862)	(544,012)

Cash flows from financing activities:
Proceeds from exercise of stock options to purchase common stock	—	245,700
Advances from revolving credit facility	—	2,000,000

Net cash provided by investing activities	—	2,245,700

Net decrease in cash and cash equivalents	(145,424)	(971,356)
Cash and cash equivalents, beginning of period	593,494	2,735,998

Cash and cash equivalents, end of period	$448,070	$1,764,642

Supplemental disclosures of cash flow information:
Interest paid	$148,163	$22,946

Income taxes paid	$30,000	$613,168

Supplemental disclosures of non-cash activities:
Accrued merger costs	$—	$(320,311)

Fair value of common stock, options and warrants issued in the acquisition	$—	$6,851,000

Supplemental disclosures of non-cash activities:
Assets acquired with direct financing lease	$681,690	$—

See the accompanying notes to the condensed unaudited consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2008

1. Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and Subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of June 30, 2008 and for the six and three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2008 and results of operations for the six months and three months June 30, 2008 and 2007. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The statements should be read in conjunction with the Company’s financial statements filed on our Annual Report on Form 10-K for the year ended December 31, 2007 which was filed on March 31, 2008.

The accompanying interim consolidated financial statements include the accounts of American Electric Technologies, Inc. and its Subsidiaries as of June 30, 2008. We have eliminated all significant inter-company balances and transactions in consolidation.

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

The allocation of the purchase price as of May 15, 2007 for the acquired assets and liabilities of the proposed merger is as follows:

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

The following unaudited pro forma information for the three months ended June 30, 2007 presents a summary of our consolidated results of operations as if the merger had been completed on January 1, 2007:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Revenue	$33,550,049	$29,044,485	$16,572,273	$14,671,679

Net income	$718,752	$1,011,389	$516,547	$428,537

Pro forma income per share - basic	$0.09	$0.17	$0.07	$0.07
Pro forma income per share - diluted	$0.09	$0.17	$0.07	$0.07
Weighted-average shares - basic	7,658,241	6,079,692	7,658,241	6,079,692
Weighted-average shares - diluted	7,666,825	6,086,515	7,666,825	6,086,515

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

Basic net income per common share has been computed based upon the weighted average number of shares of common stock outstanding for the six months and three months ended June 30, 2008 and 2007.

4. Stock-Based Compensation

On February 8, 2008, the Board of Directors approved the grant of 83,750 non-qualified stock options and 83,750 shares of restricted stock to members of management and key employees. The valuation date of these grants was February 29, 2008 when the stock had a value of $4.09 and will vest 25% on each of the next four anniversary dates. The grants are subject to the substantial achievement of 2008 budgeted performance and other individual metrics. The ultimate number of both the stock options and restricted stock units will be determined based on the attainment of certain company and individual performance targets during the 2008 fiscal year.

The Company has recognized $10,110 of compensation expense as of June 30, 2008. The annual cost for these grants will approximate $130,000 for the next four years.

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

Following are selected financial details regarding the Company’s reportable segments:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Technical products and services	$17,021,946	$15,106,700	$7,755,575	$7,439,300
Electrical and instrumentation construction	12,457,328	9,737,300	6,720,131	5,086,400
American Access	4,070,775	1,230,500	2,096,567	1,230,500

	$33,550,049	$26,074,500	$16,572,273	$13,756,200

Gross profit:
Technical products and services	$2,475,423	$2,198,200	$1,286,778	$1,205,600
Electrical and instrumentation construction	1,001,560	701,300	451,828	305,500
American Access	994,384	297,100	502,903	297,100

	$4,471,367	$3,196,600	$2,241,509	$1,808,200

Income before income taxes:
Technical products and services	$1,796,148	$1,943,300	$1,174,022	$1,133,600
Electrical and instrumentation construction	(59,302)	375,800	(137,096)	13,200
American Access	164,570	103,100	86,707	103,100
Corporate and other unallocated expenses	(760,511)	(218,200)	(303,686)	(218,200)

	$1,140,905	$2,204,000	$819,947	$1,031,700

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

Approximately 35% to 40% of TP&S sales are sold into international markets. These sales are made in US dollars and are generally settled prior to shipment or are secured by irrevocable letters of credit; all E&I sales are made in the United States although some services are performed internationally; and all of AAT’s sales are made in the United States.

7. Advances to and Investment in Joint Ventures

Assets held by the Company outside of the United States consist of two joint ventures:

•	a 49% interest in M&I Electric Far East, Ltd. (“MIEFE”), a joint venture with Oakwell Engineering, Ltd., in Singapore, and;

•

BOMAY Electric Industries Company, Ltd., in which M&I holds a 40% interest with Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), which holds 51%, and AA Energies, Inc., headquartered in Katy, Texas, which holds 9%;

The functional currencies of MIEFE and BOMAY are the Singapore dollar and, the Chinese Yuan, respectively.

Equity in income of joint ventures includes $980,000 and $653,000 for the six month and three month periods ending June 30, 2008, respectively, from the China joint venture. Net income from the Singapore joint venture resulted in $28,000 in equity income for the quarter ending June 30, 2008.

The Company reported Comprehensive Income of $172,026 and $58,058 for the six month and three month periods ending June 30, 2008, respectively, arising from the translation of the aforementioned investee company balance sheets presented in their functional currencies.

As of June 30, 2008 the Company had accounts receivable from these affiliates of approximately $460,000.

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

Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract. From time to time, as part of the normal management process, facts develop that require revisions to estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on contracts accounted for under SOP 81-1 are recognized in the period in which they become known. Projected losses on all other contracts are recognized as the services and materials are provided.

9. Revolving Credit Agreement

Effective June 30, 2008, the Company amended its revolving credit agreement with JP Morgan Chase Bank, N.A. As amended, the bank provides us with a revolving credit line not to exceed $10,000,000 or the sum of 80% of eligible accounts receivable plus 40% of the aggregate amount of eligible inventory, whichever is less. As of June 30, 2008, $5,000,000 was borrowed. Borrowings under the agreement bear interest at the LIBOR rate (3.61% at June 30, 2008) plus 1.75% per year. The agreement is collateralized by trade accounts receivable, inventories, and work-in-process. Our M&I and AAT subsidiaries are guarantors of the loan. Loans under the agreement must be repaid no later than June 30, 2010.

The terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios and a restriction from paying dividends without prior written consent of the bank. At June 30, 2008, we were in compliance with all restrictive covenants.

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

The effective tax rate was 37% for the six months and three months June 30, 2008 and 2007, reflecting the Federal statutory rate of 34% and the effect of state and foreign income taxes.

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

These statements, including statements regarding our capital needs, business strategy, expectations and intentions, are subject to numerous risks and uncertainties, many of which are beyond our control, including our ability to maintain key products’ sales or effectively react to other risks including those discussed in Part I, Item 1A, Risk Factors, of our 2007 Annual Report on Form 10K filed on March 31, 2008. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

BUSINESS

American Electric Technologies, Inc. is comprised of three segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”). The TP&S segment designs, manufactures, markets and provides products designed to distribute the flow of electricity and protect electrical equipment such as motors, transformers and cables, and also provides variable speed drives for both AC (“alternating current”) and DC (“direct current”) motors. Products offered by this segment include low and medium voltage switchgear, generator control and distribution switchgear, motor control centers, powerhouses, bus duct, variable frequency AC drives, variable speed DC drives, program logic control (“PLC”) based automation systems, human machine interface (“HMI”) and specialty panels. The products are built for application voltages from 480 volts to 38,000 volts and are used in a wide variety of industries. Services provided by TP&S include electrical equipment retrofits, upgrades, startups, testing and troubleshooting of substations, switchgear, drives and control systems.

The E&I segment provides a full range of electrical and instrumentation construction and installation services to both land and marine based markets of the oil and gas industry, the water and wastewater facilities industry and other commercial and industrial markets. The E&I segment provides services on both a fixed-price and a time-and-materials basis. The segment’s services include electrical and instrumentation turnarounds, maintenance, renovation and new construction. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems and high voltage cable. Marine based oil and gas services include complete electrical system rig-ups, modifications, start-ups and testing for vessels, drilling rigs, and production modules. These services can be manufactured and installed utilizing NEMA (“National Electrical Manufacturers Association”) and ANSI (“American National Standards Institute”) or IEC (“International Electro-Technical Commission”) equipment to meet ABS (“American Bureau of Shipping”), USCG (“United States Coast Guard”), Lloyd’s Register, a provider of marine certification services, and DNV (a leading certification body/registrar for management systems certification services) standards.

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

Reserve for Obsolete and Slow-Moving Inventory – Inventories are valued at the lower of cost or market and are reduced by a reserve for excess and potentially obsolete inventories. We regularly review the value of inventory on hand, using specific aging categories, and record a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required.

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

Foreign Currency Gains and Losses – Foreign currency translations are included as a separate component of comprehensive income. We have determined the local currency of its foreign joint ventures to be the functional currency. In accordance with Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, the assets and liabilities of its foreign equity investees, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date; revenues and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

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

THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED WITH THE SIX AND THREE MONTHS ENDED JUNE 30, 2007

OVERALL RESULTS OF OPERATIONS

The reporting period with respect to the operations of American Access Technologies segment for this report consists solely from the date of the Merger, May 15, 2007 through June 30, 2007.

Consolidated comparison of the six months ended June 30, 2008 and 2007 (in thousands of dollars).

Revenues and Gross Profit. Total consolidated net sales increased $7,475.6 or 28.7%, to $33,550.0 for the six months ended June 30, 2008 over the comparable period in 2007. The increase occurred across all segments as Technical Products and Services (“TP&S”), E&I Construction (“E&I”) and American Access Technologies (“AAT”) reflected increases of $1,915.2, $2,720.0, and 2,840.3, respectively. A substantial portion of the AAT increase is due to the merger on May 15, 2007, and the results of operations reflecting only the subsequent activity.

Consolidated cost of sales for the six months ended June 30, 2008 was $29,078.7, a $6,200.8 increase, or 27.1%, over the prior year period. The increase in cost of sales is primarily due to increases in net sales over the prior year period. Cost of sales, as a percentage of revenues was 86.7%, a decline of 1.0%. Cost of sales percentages remained constant or improved in each of the segments which is reflective of the Company’s ability to date to generally recoup raw material and other inflationary changes through price increases.

Consolidated gross profit during the six month period ended June 30, 2008 increased by $1,274.8 to $4,471.4 as compared to $3,196.6 in 2007. The increase in consolidated gross margin is a result, primarily, of the increased sales levels. The gross margin percentage for the six month period was 13.3% as compared to 12.3% for the comparable period in 2007. This improvement is primarily due to two contracts completed in 2007 that incurred cost overruns of $0.600. Gross margins in 2008 were impacted negatively by 2.4% due to its remaining backlog in new school electrical contracting. The Company will have $1.7 million in backlog as of the end of this year.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $4,193.5 during the six month period ended June 30, 2008, an increase of $1,756.7 from the prior year period. The increase is primarily attributable to the additional expenses associated with the consolidation of AAT’s results ($712.8) as well as increased selling expenses ($220.7), increased incentive compensation accruals ($126.0), and compensation associated with management and support staff additions ($208.0). The enterprise resource system implemented in 2007 resulted in $68.0 additional cost in 2008. The other cost increases ($421.2) primarily relates to expenses associated with being a public company.

Other Income and Expense. Consolidated other income and expense declined by $581.1 from the prior year period reflecting the net increase of $609.0 equity income from joint ventures offset by a decrease in realized gains of $962.3 on marketable securities. The increase in equity income relates to the Chinese joint venture that commenced operations in early 2007. The joint venture paid a dividend of $1,014.0 to the AETI in July, 2008. All of the Company’s investment in marketable securities was disposed in 2007.

Provision for Income Taxes. Income tax expense declined by $357.5 as compared to the prior year due to the decline in earnings before income taxes. The effective tax rate of 37% was slightly higher than the prior year due to a lower estimate of deemed foreign tax credits in the current period.

Net Income. Net income for the six months ended June 30, 2008 was $718.8, a decrease of $705.6 as compared to $1,424.3 for the prior year period. The decrease in net income is a reflection of lower income before income taxes and slightly higher income tax expense during the second quarter of 2008. As noted above, the decline in income is primarily attributable to the non recurring realized gain from security sales during 2007.

Consolidated comparison of the three months ended June 30, 2008 and 2007 (in thousands of dollars).

Revenues and Gross Profit. Total consolidated net sales increased $2,816.1 or 20.5%, to $16,572.3 for the three months ended June 30, 2008 over the comparable period in 2007. The increase occurred due to increases in each of AETI’s segments including the inclusion of a full quarter of AAT’s sales. The impact of including AAT for a full quarter was approximately $800.0.

Consolidated cost of sales for the three months ended June 30, 2008 was $14,330.7, a $2,382.7 increase, or 19.9%, over the second quarter of 2007. The increase in cost of sales is primarily due to the inclusion of the AAT segment costs, and increases in labor, material and related costs associated with the higher sales activity. Cost of sales, as a percentage of net sales declined from 86.9% to 86.5% which reflects the Company’s success in generally recouping inflationary cost increases through sales price changes.

Consolidated gross profit during the three-month period ended June 30, 2008 increased by $433.4. This increase is related to the increased sales described above. Consolidated gross profit as a percent of net sales was 13.5% during the three-month period, compared to 13.1% in the prior year and this slight improvement is related to the overall percentage cost improvement noted above. Gross profit percentages in each of the segments were steady or slightly improved.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $2,041.4 during the three-month period ended June 30, 2008, an increase of $604.9 from the prior year period. This increase is principally attributable to the inclusion of entire quarter’s costs for AAT ($222.0) and increased selling expenses ($100.4) as well as increased management and support staff salaries ($95.0) and additional provisions for performance-based compensation ($121.0). The additional costs associated with being a public company increased expenses during the quarter approximately $80.0.

Other Income and Expense. Consolidated other income and expense decreased by $40.2 due to the increase of $181.1 in equity in joint venture income which was offset by lower realized gain on sale of marketable securities ($175.3) and increased interest expense ($49.1).

Provision for Income Taxes. The consolidated income tax expense was $42.5 lower than the prior year period due to reduced earnings before income taxes and a slight increase in the effective tax rate to 37%. This increased rate is due to a decrease in the estimated credits from deemed foreign income taxes.

Net Income. Net income for the three months ended June 30, 2008 was $516.5 compared to $685.8 for the prior year period. The decrease in net income is primarily attributable to the reduced gain on sale of marketable securities.

SEGMENT COMPARISON:

Technical Products and Services. The TP&S segment revenues increased $316.3 from $7,439.3 for the second quarter of 2007 to $7,755.6 for the second quarter of 2008. The 4.3% increase in revenues for this segment reflects consistent and generally strong demand for the company’s products and services, particularly in the global oil and gas markets.

Gross profits for the TP&S segment for the second quarter of 2008 were $1,286.8, an increase of $81.2 over the prior year level of $1,205.6 due primarily to the revenue impact noted above. Technical Products & Services income before taxes for the second quarter of 2008 was $1,174.0, an increase of $40.4 over 2007s level of $1,133.6 due to the increased gross profits. Increased equity income was offset by additional corporate expense allocations.

The backlog for the TP&S segment was approximately $18.0 million as of June 30, 2008, an increase of approximately $3.7 million since the beginning of the fiscal year. Approximately three quarters of this backlog should be realized in revenues for the remainder of the fiscal year.

Electrical & Instrumentation Construction. The E&I segment reported sales of $6,720.1 in the second quarter of 2008, an increase of $1,633.7 or 32.1%, over the second quarter of 2007. The rate of increase was associated with increases in the wastewater plant market but particularly due to working down the backlog in the new school electrical market. Offsetting these increases was a decline in the marine market.

Gross profits for the E&I segment during the second quarter of 2008 were $451.8, a $146.4 increase from the prior year. The improved gross profit is attributable to the increased sales levels. The gross profit percentage improved from 6.1% to 6.7% during the current year quarter due to favorable performance in the industrial, wastewater and marine markets. As noted in the previous year’s report on Form 10Q, the comparable 2007 quarter was negatively impacted by two contracts with lower than expected margins of approximately $500.0. This effect was substantially offset by lower than expected margins in the new school construction market in 2008. The E&I segment’s loss before taxes for the second quarter of 2008 was $137.1, a decline of $150.3 from 2007. This occurred due to higher allocation of corporate overheads, partially offset by improved gross profits.

The backlog for the E&I segment was approximately $10.1 million as of June 30, 2008, a decrease of $6.7 million over the previous year. Approximately three-quarters of this backlog should be realized in revenues for the remainder of the fiscal year. The substantial decline in backlog is attributable to completion of most of the work in the new school construction market that the company plans to finalize during 2008.

American Access Technologies. The American Access segment sales increased $866.1 from the comparable prior year reporting period for this quarter primarily due to the short period in 2007 that consisted of the six weeks from the date of the merger, May 15, 2007, through June 30, 2007. Gross profits improved by $205.8 with gross profit percentages essentially constant. Income before income taxes declined $16.4 due to higher overhead costs. The run rate for this segment is comparable on a year to year basis with quarterly sales of $2,096.6. The segment has been able to replace some weakness in its custom fabrication market with improvements in contract fabrication and patented zone cabling markets.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, AETI’s cash and cash equivalents were $448.1 compared to $593.5 as of December 31, 2007. As of June 30, 2008, AETI had outstanding borrowings of $5,000 under its revolving credit facility, the amount being unchanged from December 31, 2007. Net current assets were approximately $14,243.4 and $14,178.8 as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, AETI’s current ratio and debt to total capitalization ratios were 2.2 and 20.1%, respectively. The comparable ratios at December 31, 2007 were 2.4 and 19.1%.

AETI’s long term debt as of June 30, 2008 was $5,000, on which interest payments are current. The Company amended its revolving credit facility, effective June 30, 2008 to, amongst other things, increase the line to $10,000.0 and extend the maturity date to June 30, 2010.

Operating Activities

During the six months ending June 30, 2008, AETI utilized cash flows from operations of $49.6 as compared to $2,673.0 in 2007. Continued high activity levels caused usage of funds for increases in accounts receivable, inventories, costs and estimated earnings in excess of billings and reduced milestone billings partially offset by increases in accounts payable and accrued expenses. The 2007 period can be explained by the same factors except that $962.3 in 2007 income was occasioned by a non-operating sale of marketable securities and the 2007 period utilized cash from a decline in overbilled contracts ($1,208.1)

Investing Activities

During the six months ending June 30, 2008, the Company utilized $95.9 in net investing activities compared to $544.0 in 2007. In 2008, capital expenditures have been $282.3 of which is comprised primarily of maintenance capital. Investing activities do not include the $681.7 in machinery acquired for AAT that was financed through a finance lease. The Company received a dividend from its Singapore joint venture of $178.8. Subsequent to the period end, AETI received a dividend from its Chinese joint venture of $1,014.0.

In 2007, the Company made its final capital contribution to the Chinese joint venture in the amount of $1,033.0 funded by proceeds from the sale of marketable securities of $1095.5. The Company invested $472.5 in capital expenditures in 2007, received a dividend from Singapore of $262.6 and incurred transaction costs relating to the merger with American Access Technologies, Inc. of $396.7 during the 2007 period.

Financing Activities

The Company acquired $681.7 in plant machinery under a five year finance lease in 2008. In 2007, AETI received $245.7 from the exercise of employee stock options and borrowed $2,000.0 under its revolving credit facility.

Outlook for Fiscal 2008

The Company’s revenues reflect an increase over the prior year period although the rate of growth has moderated from the previous several years. The increase in growth is partially attributable to the consolidation of the AAT segment’s operating results as a result of the May 15, 2007 merger. Management does not expect that sales will reflect a year-over-year increase for the remainder of the 2008 as the merger effect diminishes beyond the second quarter and the sales decline from the 2007 decision to withdraw from the new school construction market. Quotation activity has been strong for the most recent six months in the TP&S segment due to the continued robust global energy market. The Company expects operating margins to improve from current levels as the substantial increases in personnel and infrastructure cost to support the growth should moderate and the Company’s reduced exposure to the new school construction market should enable operating margins to improve as well. AAT’s sales levels have remained relatively stable during the last year as declines in custom fabricating markets have been offset by increases in its contract manufacturing and patented zone cabling markets.

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

Effects of Inflation

AETI has experienced significant price increases in its crucial raw materials, particularly copper, steel, aluminum and electrical components since the beginning of 2005. At this point, the Company has been generally successful in recovering these increases from its customers in the form of increased prices. As a result, the Company has not experienced margin erosion due to inflationary pressures. We cannot be assured that the competitive environment will enable us to recover these cost increases in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Our market risk sensitive instruments do not subject us to material risk exposures. Our revolving credit facility remains available through June 30, 2010, subject to optional prepayment in accordance with its terms. At June 30, 2008, the Company had $5,000,000 of variable-rate debt outstanding. At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on LIBOR (3.610% at June 30, 2008) plus 1.75% per year. The agreement is collateralized by trade accounts receivable, inventory and work-in-process.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2008.

No change in internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 8, 2008. The following nominees were reelected as directors. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, for each nominee were as follows:

Nominee	Votes Cast For	Votes Against or Withheld	Abstentions	Non-Votes
Arthur G. Dauber	6,817,954	92,296	-0-	-0-
J. Hoke Peacock II	6,817,604	92,646	-0-	-0-
Stuart Schube	6,817,014	93,236	-0-	-0-
Paul N. Katz	6,817,764	92,486	-0-	-0-
Peter Menikoff	6,817,334	92,916	-0-	-0-
Howard W. Kelley	6,817,714	92,536	-0-	-0-
Lamar Nash	6,817,494	92,756	-0-	-0-

The selection of the Company’s independent registered public accounting firm for the year ending December 31, 2008 was ratified by a vote of 6,901,731 “for”, 3,124 “against” or “withheld”, 5,395 abstentions and no broker non-votes.

ITEM 6.	EXHIBITS

(a) Index to Exhibits

Exhibit No.	Exhibit Description
10.2	First Amendment to Loan Documents between Registrant and JP Morgan Chase Bank, N.A. effective June 30, 2008.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2008

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ ARTHUR G. DAUBER
Arthur G. Dauber
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOHN H. UNTEREKER
John H. Untereker
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)