Form 10-Q
period 2008-09-30
American Electric Technologies Inc
filed 2008-11-10
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 000-24575

AMERICAN ELECTRIC TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Florida	59-3410234
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

As of November 10, 2008, the registrant had 7,663,434 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended September 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Unaudited

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$799,489	$593,494
Accounts receivable-trade, net of allowance of $584,330 and $558,660, respectively	14,926,935	15,830,379
Accounts receivable-other	60,587	29,145
Income taxes receivable	271,468	819,403
Inventories, net	3,168,192	3,023,087
Costs and estimated earnings in excess of billings on uncompleted contracts	3,426,926	3,139,065
Prepaid expenses and other current assets	186,954	401,815
Due from employees	74,506	61,104
Deferred income taxes	380,059	473,408

Total current assets	23,295,116	24,370,900
Property, plant and equipment, net	5,753,051	5,357,526
Other assets, net	169,800	170,375
Advances to and investments in joint ventures	4,825,077	4,265,738
Deferred tax asset	2,103,900	2,173,526

Total assets	$36,146,944	$36,338,065

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,937,860	$5,397,310
Accrued payroll and benefits	1,278,799	1,125,551
Other accrued expenses	578,647	586,879
Billings in excess of costs and estimated earnings on uncompleted contracts	1,747,844	2,582,375
Income tax payable	360,576	—
Short-term notes payable	626,588	500,000

Total current liabilities	9,530,314	10,192,115
Notes payable	4,550,726	5,000,000

Total liabilities	14,081,040	15,192,115
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,663,434 shares issued and outstanding	7,663	7,661
Additional paid-in capital	7,324,035	7,294,910
Accumulated other comprehensive income	262,954	104,008
Retained earnings	14,471,252	13,739,371

Total stockholders’ equity	22,065,904	21,145,950

Total liabilities and stockholders’ equity	$36,146,944	$36,338,065

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Unaudited

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Net sales	$48,377,640	$39,191,846	$14,827,591	$13,117,377
Cost of sales	42,441,583	34,462,736	13,362,901	11,584,858

Gross profit	5,936,057	4,729,110	1,464,690	1,532,519
Operating expenses:
General and administrative	4,351,063	2,933,179	1,352,388	1,158,070
Selling	1,763,520	1,179,149	568,697	517,506

Total operating expenses	6,114,583	4,112,328	1,921,085	1,675,576

Income from operations	(178,526)	616,782	(456,395)	(143,057)
Other income (expense):
Equity in income of joint ventures	1,503,651	1,116,000	494,654	616,000
Gain on sale of marketable securities	—	1,022,157	—	59,827
Interest expense	(218,397)	(94,760)	(70,234)	(67,774)
Other, net	55,016	19,313	52,814	10,533

Total other income (expense)	1,340,270	2,062,710	477,234	618,586

Income before income tax expense	1,161,744	2,679,492	20,839	475,529

Income tax expense	429,863	945,759	7,710	166,115

Net income	$731,881	$1,733,733	$13,129	$309,414

Net income per common share:
Basic	$0.096	$0.253	$0.002	$0.045
Diluted	$0.095	$0.252	$0.002	$0.045
Weighted-average shares:
Basic	7,658,916	6,858,625	7,660,265	6,837,942
Diluted	7,667,500	6,867,209	7,668,849	6,844,765

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$731,881	$1,733,733
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of assets and liabilities acquired:
Provisions for bad debt	25,670	34,314
Depreciation and amortization	863,612	598,094
Gain on sale of property and equipment	(5,675)	—
Gain on sale of marketable securities	—	(1,022,157)
Allowance for obsolete inventory	33,276	21,070
Stock option grants	18,731	—
Equity income from joint venture	(1,503,651)	(1,116,000)
Deferred federal income tax expense	72,452	366,512
Change in operating assets and liabilities:
Accounts receivable (including other)	832,930	(6,090,057)
Income taxes receivable/payable	449,061	(649,265)
Inventories	(178,381)	(2,987,513)
Costs and estimated earnings in excess of billings on uncompleted contracts	(287,861)	385,382
Prepaid expenses and other assets	211,134	244,014
Accounts payable and accrued liabilities	145,016	1,996,611
Billings in excess of costs and estimated earnings on uncompleted contracts	(834,531)	1,922,910

Net cash provided (used) in operating activities	573,664	(4,562,352)

Cash flows from investing activities:
Purchases of property, plant and equipment	(533,216)	(947,115)
Proceeds from disposal of property, plant and equipment	7,570	5,501
Proceeds from sale of marketable securities	—	1,188,684
Advances to and investments in joint ventures	—	(1,033,000)
Dividends received from joint ventures	1,193,781	262,599
Transaction costs related to merger, net of cash acquired	—	84,878

Net cash provided (used) in investing activities	668,135	(438,453)

Cash flows from financing activities:
Proceeds from exercise of stock options to purchase common stock	—	245,700
Proceeds from sale of common stock	10,396	—
Capital lease obligation payment	(46,200)
Advances from (repayments to) revolving credit facility	(1,000,000)	4,000,000

Net cash provided (used) in investing activities	(1,035,804)	4,245,700

Net decrease in cash and cash equivalents	205,995	(755,105)
Cash and cash equivalents, beginning of period	593,494	2,031,114

Cash and cash equivalents, end of period	$799,489	$1,276,009

Supplemental disclosures of cash flow information:
Interest paid	$218,397	$89,950

Income taxes paid	$30,000	$1,167,000

Supplemental disclosures of non-cash activities:

Accrued merger costs	$—	$(320,311)

Fair value of common stock, options and warrants issued in the acquisition	$—	$6,851,000

Assets acquired with direct financing lease	$681,690	$—

See the accompanying notes to the condensed unaudited consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

September 30, 2008

1. Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and Subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of September 30, 2008 and for the nine and three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2008 and results of operations for the nine months and three months ending September 30, 2008 and 2007. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The statements should be read in conjunction with the Company’s financial statements filed on our Annual Report on Form 10-K for the year ended December 31, 2007 which was filed on March 31, 2008.

The accompanying interim consolidated financial statements include the accounts of American Electric Technologies, Inc. and its Subsidiaries from May 15, 2007. We have eliminated all significant inter-company balances and transactions in consolidation.

Effective January 1, 2008 the Company formed a new wholly owned subsidiary, American Access Technologies, Inc. (“American Access” or “AAT”), through which the AAT segment’s business is conducted.

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

AETI is a Florida corporation and M&I, AETI’s wholly owned subsidiary, is a Texas corporation. M&I has a wholly owned subsidiary, South Coast Electric Systems, LLC (“SC”), a Delaware Limited Liability Company, and joint venture interests in Singapore and China.

Our financial statements reflect the historical results of M&I prior to the merger and that of the combined company following the merger, and do not include the historical results of AAT prior to the merger.

The allocation of the purchase price as of May 15, 2007 for the acquired assets and liabilities of the merger is as follows:

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

The following unaudited pro forma information for the nine and three months ended September 30, 2007 presents a summary of our consolidated results of operations as if the merger had been completed on January 1, 2007:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Revenue	$48,377,640	$42,161,862	$14,827,591	$13,117,377

Net income	$731,881	$1,411,636	$13,129	$309,414

Pro forma income per share - basic	$0.096	$0.206	$0.002	$0.040
Pro forma income per share - diluted	$0.095	$0.206	$0.002	$0.040
Weighted-average shares - basic	7,658,916	6,858,625	7,660,265	7,658,241
Weighted-average shares - diluted	7,667,500	6,867,209	7,668,849	7,666,825

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

Basic net income per common share has been computed based upon the weighted average number of shares of common stock outstanding for the nine months and three months ended September 30, 2008 and 2007.

4. Stock-Based Compensation

On February 8, 2008, the Board of Directors approved the grant of 83,750 non-qualified stock options and 83,750 shares of restricted stock to members of management and key employees. The valuation date of these grants was February 29, 2008 when the stock had a value of $4.09. The grants will vest 25% on each of the next four anniversary dates. The grants are subject to the substantial achievement of 2008 budgeted performance and other individual metrics. The ultimate number of both the stock options and restricted stock units will be determined based on the attainment of certain company and individual performance targets during the 2008 fiscal year.

The annual cost for these grants will approximate $130,000 for each of the next four years based on the assumption that 2008 performance measurements are achieved which does not appear likely at this time.

The Company instituted an Employee Stock Purchase Plan in April, 2008 that is non compensatory under the guidelines of SFAS 123R. During the three months ending September 30, 2008, 2,193 shares were issued under this plan.

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

Following are selected financial details regarding the Company’s reportable segments:

	Nine Months Ended September 30		Three Months Ended September 30
	2008	2007	2008	2007
Revenues
Technical Products and Services	$24,843,482	$21,145,100	$7,821,536	$6,037,700
Electrical and Instrumentation Const.	17,402,649	14,644,900	4,945,321	4,908,300
AAT	6,131,509	3,401,900	2,060,733	2,171,400

Total	$48,377,640	$39,191,900	$14,827,591	$13,117,400

Gross Profit
Technical Products and Services	$3,387,572	$2,686,900	$912,149	$488,700
Electrical and Instrumentation Const.	1,128,804	1,199,600	127,244	498,300
AAT	1,419,681	842,600	425,297	545,500

Total	$5,936,057	$4,729,100	$1,464,690	$1,532,500

Income before Income taxes:
Technical Products and Services	$2,453,749	$2,504,200	$657,602	$560,900
Electrical and Instrumentation Const.	(320,593)	546,100	(261,291)	170,300
AAT	204,041	247,400	39,471	144,300
Corporate and Other Unallocated Expenses	(1,175,453)	(618,200)	(414,942)	(400,000)

Total	$1,161,744	$2,679,500	$20,839	$475,500

The Company’s management does not separately review and analyze its assets on a segment basis for TP&S and E&I and all assets for the segments are recorded within the corporate segment’s records. Depreciation expense is apportioned to the segments based on management’s best estimate. Corporate unallocated expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments, i.e. except for equity in joint venture income attributable to TP&S, all other costs, expenses and other income have been allocated to the segments based on sales, which management believes is the best available basis to apportion these elements of income and expense to the segments.

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

•

BOMAY Electric Industries Company, Ltd., in which M&I holds a 40% interest with Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), holds 51%, and AA Energies, Inc., headquartered in Katy, Texas, holds 9%;

The functional currencies of MIEFE and BOMAY are the Singapore dollar and the Chinese Yuan, respectively.

Equity in income of joint ventures includes $1,476,425 and $494,651 for the nine month and three month periods ending September 30, 2008, respectively, from the China joint venture compared to $829,000 and $ 529,000 for the comparable prior year periods. Net income from the Singapore joint venture resulted in $ 28,000 and $0 in equity income for the nine months and quarter ending September 30, 2008 in comparison to $287,000 and $87,000 for the comparable prior year periods.

The Company reported Comprehensive Income (Loss) of $158,946 and $(13,080) for the nine and three month periods ending September 30, 2008, respectively, arising from the translation of the aforementioned investee company balance sheets presented in their functional currencies.

As of September 30, 2008 the Company had accounts receivable from these affiliates of approximately $676,000. AETI received a dividend from BOMAY of $1,014,000 during the quarter.

8. Costs, Estimated Earnings, and Related Billings on Uncompleted Contracts

The Company reports earnings from firm-price and modified firm price long-term contracts on the percentage-of-completion method. Earnings are recorded based on the ratio of costs incurred to total estimated costs except that the Company has determined that labor incurred provides an improved measure of percentage of completion for its TP&S segment projects. Costs include direct material, direct labor, and job related overhead. Losses expected to be incurred on contracts are charged to operations in the period such losses are determined. A contract is considered complete when all costs except insignificant items have been incurred and the customer has accepted the product or project. Revenue from non-time and material jobs that will be completed within approximately one month is recognized on the completed-contract method. This method is used because these contracts are typically completed in a short period and the financial position and results of operations do not vary materially from those that would result from use of the percentage-of-completion method.

The TP&S segment records revenue from its field and technical service and repair operations on a completed service basis after customer acknowledgement that the service has been completed and accepted. Approximately 9.4 % of the Company’s consolidated revenues are recorded on this basis. In addition, the TP&S segment sells certain purchased parts and products. These revenues are recorded when the product is shipped and title passes to the customer. Less than 2% of the

Company’s consolidated revenues are recorded on this basis. The Company’s AAT segment recognizes revenue when ownership of the manufactured product passes to their customer which generally occurs upon product shipment.

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

9. Revolving Credit Agreement

Effective June 30, 2008, the Company amended its revolving credit agreement with JP Morgan Chase Bank, N.A. As amended, the bank provides us with a revolving credit line not to exceed $10,000,000 or the sum of 80% of eligible accounts receivable plus 40% of the aggregate amount of eligible inventory, whichever is less. As of September 30, 2008, $4,000,000 was borrowed under this line of credit.

Borrowings under the agreement bear interest at the 30 day LIBOR rate (3.975% at September 30, 2008) plus 1.75% per year. The agreement is collateralized by trade accounts receivable, inventories, and work-in-process. Our M&I and AAT subsidiaries are guarantors of the loan. Loans under the agreement must be repaid no later than June 30, 2010.

The terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios and a restriction from paying dividends without prior written consent of the bank. At September 30, 2008, we were in compliance with all restrictive covenants.

10. Taxes on Income

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reported to the taxing authorities. Deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that, the deferred tax assets will not give rise to future benefits in the Company’s tax returns. There were no significant changes in the Company’s deferred tax assets and liabilities in the current quarter except for the recognition of the current liability arising from the receipt of the $1 million dividend from the Chinese joint venture.

The effective tax rate was 37% for the nine months and three months September 30, 2008 and 2007, reflecting the Federal statutory rate of 34% and the effect of state and foreign income taxes.

We are subject to income tax in jurisdictions outside the United States, none of which are individually material to our financial position, cash flows, or results of operations.

11. Finance Lease Arrangement

In March, 2008, the Company’s American Access segment entered into a capital lease in order to finance shop equipment and related training expenses. The lease term commenced in June, 2008 when the equipment was installed and operational. The lease obligation and capitalized amount at inception were $ 681,690, the lease term is 60 months and the monthly payments are approximately $14,000 per month. Depreciation expense related to the capitalized lease will approximate $68,000 per year and $23,000 is included in the 2008 results to date.

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

These statements, including statements regarding our capital needs, business strategy, expectations and intentions, are subject to numerous risks and uncertainties, many of which are beyond our control, including our ability to maintain key products’ sales or effectively react to other risks including those discussed in Part I, Item 1A, Risk Factors, of our 2007 Annual Report on Form 10-K filed on March 31, 2008. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The Company has facilities, sales offices and repair depots in Texas, Mississippi and Florida. We have minority interests in joint ventures which have facilities in Singapore and Xian, China.

The Company owns the Texas manufacturing and service facility, which is comprised of nine acres and 85,000 square feet under roof; the Florida facility, which is eight and one-half acres with two buildings totaling 67,500 square feet; and the Mississippi facility which is three acres with an 11,000 square foot building. The Company also owns the Houston facility which consists of three acres and 26,000 square feet of office, service and storage space.

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

Our significant accounting policies are more fully described in the financial statements filed in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission March 31, 2008. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities” (“SPE”s), nor do we have any “variable interest entities” (“VIE”s), as defined by FASB’s Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.

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

Reserve for Obsolete and Slow-Moving Inventory - We regularly review the value of inventory on hand, using specific aging categories, and record a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required.

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

Revenue Recognition - The Company recognizes earnings from both fixed price and modified fixed price contracts. Earnings on certain contracts are recognized on the percentage-of-completion method following the guidelines in the AICPA’s Statement of Position (“SOP”) No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. The Company recognizes revenue from product sales at the time the product is shipped and title passes to the customer. The Company believes that recognizing revenue at time of shipment is appropriate because the Company’s sales policies meet the four criteria of FASB’s Staff Accounting Bulletin No. 104, Revenue Recognition, which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable, and (iv) collectability is reasonably assured.

Foreign Currency Gains and Losses - Foreign currency translations are included as a separate component of comprehensive income. We have determined the local currency of our foreign joint ventures to be the functional currency. In accordance with Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, the assets and liabilities of our foreign equity investees, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date; revenues and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

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

Contingencies - In accordance with SFAS No. 5, Accounting for Contingencies, we record an estimated loss from a loss contingency when information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Contingencies are often resolved over long time periods, are based on unique facts and circumstances, and are inherently uncertain. We regularly evaluate current information available to us to determine whether such accruals should be adjusted or other disclosures related to contingencies are required.

Equity in Joint Venture Income - The Company accounts for its investments in the joint ventures using the equity method. Under the equity method, the Company records its pro-rata share of joint venture income or losses and adjusts the basis of its investment accordingly. The Company’s investment in China, BOMAY, did not commence operation until early 2007 and, therefore, no amounts were reflected for its operating activities until the second quarter of 2007.

THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED WITH THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007

OVERALL RESULTS OF OPERATIONS

The 2007 reporting period with respect to the operations of American Access Technologies segment for this report consists solely from the date of the Merger, May 15, 2007 through September 30, 2007.

Consolidated comparison of the nine months ended September 30, 2008 and 2007 (in thousands of dollars).

Revenues and Gross Profit. Total consolidated net sales increased $9,185.8 or 23.4%, to $48,377.6 for the nine months ended September 30, 2008 over the comparable period in 2007. The increase occurred across all segments as E&I Construction (“E&I”), Technical Products and Services (“TP&S”) and American Access Technologies (“AAT”) reflected increases of $3,698.4, $2,757.7, and $2,729.7, respectively. The AAT increase is attributable to the merger on May 15, 2007, as the results of operations do not include results prior to that date. The two hurricanes that struck the Gulf Coast in September, 2008 caused sales delays of approximately $2,500.0.

Consolidated cost of sales for the nine months ended September 30, 2008 was $42,441.6, an increase of $7,978.9, or 23.1%, over the prior year period. The increase in cost of sales is primarily due to increases in net sales over the prior year period. Cost of goods sold, as a percentage of revenues, was 87.8%, a decline of 0.17% fro the prior year period. Improvements in cost of good sold percentages in the TP&S segment (.93%) were offset by deterioration in the E&I Construction segment (1.70%). E&I results in 2008 were negatively impacted by the further completion of the lower margin new school construction projects.

Consolidated gross profit during the nine month period ended September 30, 2008 increased by $1,206.9 to $5,936.1 as compared to $4,729.1 in 2007. The increase in consolidated gross margin is a result, primarily, of the increased sales levels. The gross margin percentage for the nine month period was 12.2% as compared to 12.1% for the comparable period in 2007. This improvement is primarily due to two contracts completed in 2007 that incurred cost overruns of $0.6 million. Gross margins in 2008 were impacted negatively by 3.0% due to its remaining backlog in new school electrical contracting. The Company will have $1.3 million in new school construction backlog as of the end of this year.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $6,114.6 during the nine month period ended September 30, 2008, an increase of $2,002.3 from the prior year period. The increase is primarily attributable to the additional expenses associated with the consolidation of AAT’s results ($664.3) as well as increased selling expenses ($261.8), increased incentive compensation accruals ($162.5), and compensation associated with management and support staff additions ($223.2). The enterprise resource system implemented in 2007 resulted in $84.6 additional cost in 2008. The other cost increases ($567.3) primarily relate to expenses associated with being a public company.

Other Income and Expense. Consolidated other income and expense declined by $722.4 from the prior year period reflecting the net increase of $387.6 equity income from joint ventures offset by a decrease in realized gains of $1,022.2 on marketable securities. The increase in equity income relates to the Chinese joint venture that commenced operations in early 2007. The joint venture paid a dividend of $1,014.0 to AETI in July, 2008. All of the Company’s investment in marketable securities was disposed of in 2007.

Provision for Income Taxes. Income tax expense declined by $515.4 as compared to the prior year due to the decline in earnings before income taxes. The effective tax rate of 37% was slightly higher than the prior year due to a lower estimate of deemed foreign tax credits in the current period.

Net Income. Net income for the nine months ended September 30, 2008 was $731.9, a decrease of $1,001.8 as compared to $1,733.7 for the prior year period. The decrease in net income is a reflection of lower income before income taxes and slightly higher income tax expense during the third quarter of 2008. As noted above, the decline in income is substantially attributable to the non- recurring realized gain from security sales during 2007.

Consolidated comparison of the three months ended September 30, 2008 and 2007 (in thousands of dollars).

Revenues and Gross Profit. Total consolidated net sales increased $1,710.2 or 13.0%, to $14,827.6 for the three months ended September 30, 2008 over the comparable period in 2007. The increase occurred due to AETI’s TP&S segment. The E&I Construction and AAT segments were essentially flat. The Company estimates that its revenues were negatively impacted by $2,500.0 as a result of the two hurricanes that struck the Gulf Coast in September 2008.

Consolidated cost of sales for the three months ended September 30, 2008 was $13,362.9, a $1,778.6 increase, or 15.4%, over the third quarter of 2007. The increase in cost of sales is primarily due to the additional sales referred to above and increases in labor, material and related costs associated with the higher sales activity. Cost of sales, as a percentage of net sales increased from 88.3 to 90.1% which primarily relates to cost overruns in the new school construction business. The Company’s 2008 gross profits were negatively impacted by the continuation of indirect costs associated with the sales delays occasioned by the hurricanes.

Consolidated gross profit during the three-month period ended September 30, 2008 decreased by $67.8. This decrease is related to the cost overruns cited above related to the new school construction business ($414.0) partially offset by improved margins in the TP&S segment. Consolidated gross profit as a percent of net sales was 9.8% during the three-month period, compared to 11.7% in the prior year and this slight deterioration is related to the overall percentage cost increase noted above. Gross profit percentages in the TP&S segment increased and AAT and E&I Construction reported declines. The Company expects prospective overall margins to improve, particularly due to the reduced sales from the new school construction market.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $1,921.1 during the three-month period ended September 30, 2008, an increase of $245.5 from the prior year period. This increase is principally attributable to increased selling expenses ($51.0) as well as increased management and support staff salaries ($10.0) and additional provisions for performance-based compensation ($36.0). Additional increases occurred due to Sarbanes Oxley compliance ($50.0), severance costs ($45.0), additional costs associated with the ERP system maintenance ($56.0) and safety training expense ($8.0). The 2007 period benefitted from a favorable adjustment to the Company’s medical benefit reserve ($16.0).

Other Income and Expense. Consolidated other income and expense decreased by $141.3 due to the decrease of $121.4 in equity in joint venture income, primarily due to reduced earnings in Singapore and lower realized gains on sale of marketable securities ($59.8), partially offset by job training credits($20).

Provision for Income Taxes. The consolidated income tax expense was substantially reduced because of the reduction in earnings before income taxes as explained above. The slight increase in the effective tax rate to 37% is due to a decrease in the estimated credits from deemed foreign income taxes because of reduced earnings from the Singapore affiliate.

Net Income. Net income for the three months ended September 30, 2008 was $13.1 compared to $309.4 for the prior year period. The decrease in net income is primarily attributable to the higher cost of goods sold, increased selling, general and administrative expenses, lower other income partially offset by reduced taxes on income.

SEGMENT COMPARISON:

Technical Products and Services. The TP&S segment revenues increased $1,783.8 from $6,037.7 for the third quarter of 2007 to $7,821.5 for the third quarter of 2008. The 29.5% increase in revenues for this segment reflects consistent demand for the company’s products and services as well as a $5 million marine propulsion contract which contributed an additional $2 million to quarterly revenues.

Gross profits for the TP&S segment for the third quarter of 2008 were $912.1, an increase of $423.4 over the prior year level of $488.7 due primarily to the revenue impact noted above as well as an improvement in the gross margin percentage of 3.5%. Technical Products & Services income before taxes for the third quarter of 2008 was $657.6, an increase of $96.7 over 2007 of $560.9 due to the increased gross profit offset by reduced equity income and increased corporate overhead allocations.

The backlog for the TP&S segment was approximately $15.9 million as of September 30, 2008, an increase of approximately $0.6 million since December 31, 2007. Approximately three quarters of this backlog should be realized in revenues for the remainder of the fiscal year.

Electrical & Instrumentation Construction. The E&I segment reported sales of $4,945.3 in the third quarter of 2008, an increase of $37.0 over the third quarter of 2007. The moderation in rate of increase from prior quarters was due to working down the backlog in the new school electrical projects. Increases in the waster water treatment plant business were offset by a decline in the marine market.

Gross profits for the E&I segment during the third quarter of 2008 were $127.2, a $371.1 decline from the prior year. The reduced gross profit is attributable to the $414.0 decrease in gross profits from the new school construction market. The gross profit percentage declined from 10.1% to 2.6% during the current year quarter due to the unfavorable performance in the new school sector.

The E&I segment loss before taxes for the third quarter of 2008 was $261.3, a decline of $431.6 from 2007. This occurred primarily due to the reduced gross profits explained above.

The backlog for the E&I segment was approximately $8.9 million as of September 30, 2008, a decrease of $9.8 million since the beginning of the year. Approximately one half of this backlog should be realized in revenues for the remainder of the fiscal year. The substantial decline in backlog is attributable to completion of most of the work in the new school construction market that the company plans to finalize during the early part of 2009.

American Access Technologies. The American Access segment sales declined $110.6 from the comparable prior year reporting period for this quarter primarily due to a reduction in custom fabrication associated with the general economic slowdown. Much of this decline was offset by improved sales to value-added manufacturing customers. Gross profits declined by 120.2 due to the decline in sales and a reduced gross profit. The reduced gross profit percentage is associated with higher direct utility costs and increased indirect expenses as a percentage of sales. Income before income taxes declined $103.8 due to reduction in gross profits partially offset by lower overall corporate overheads. The segment has been able to replace some weakness in its custom fabrication market with improvements in contract fabrication and patented zone cabling products.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, AETI’s cash and cash equivalents were $799.5 compared to $593.5 as of December 31, 2007. As of September 30, 2008, AETI had outstanding borrowings of $4,000 under its revolving credit facility or $1 million lower than the balance as of December 31, 2007. Net current assets were approximately $13,764.8 and $14,178.8 as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, AETI’s current ratio and long term debt to total capitalization ratios were 2.4 and 20.1%, respectively. The comparable ratios at December 31, 2007 were 2.4 and 19.1%.

AETI’s long term debt as of September 30, 2008 was $4,550.7, on which interest payments are current. This amount includes the long term portion of a capitalized lease obligation described in the financial statement notes. AETI amended its revolving credit facility, effective June 30, 2008 to, amongst other things, increase the line to $10,000 and extend the maturity date to June 30, 2010.

Operating Activities

During the nine months ending September 30, 2008, AETI generated cash flows from operations of $573.7 as compared to utilization of $4,562.4 in 2007. Operating cash flow from net income and depreciation was essentially offset by the equity income from joint ventures in 2008. Reduced accounts receivable and prepaid expenses and increased income tax payable and accounts payable and accrued liabilities were partially offset by decreased net milestone billings and increased inventories. The 2007 period can be explained by the same factors except that $1,022.2 in 2007 income was occasioned by a nonoperating sale of marketable securities. In addition, accounts receivable and inventories reflected large increases partially offset by increased accounts payable and net milestone billings.

Investing Activities

During the nine months ending September 30, 2008, the Company generated $668.1 in cash from net investing activities compared to utilization of $438.5 in 2007. In 2008, capital expenditures have been $533.2 which is comprised primarily of maintenance capital. The Company received $1,193.8 in dividends from its joint ventures of which $1,014 came from the China affiliate. Investing activities do not include the $681.7 in machinery acquired for AAT that was financed through a finance lease.

In 2007, the Company made its final capital contribution to the Chinese joint venture in the amount of $1,033.0 funded by proceeds from the sale of marketable securities of $1,033.0. The Company invested $947.1in capital expenditures in 2007, received a dividend from Singapore of $262.6 and received cash of $84.8, net of merger costs relating to the merger with American Access Technologies, Inc.

Financing Activities

The Company acquired $681.7 in plant machinery under a five year finance lease in 2008. The Company paid down $1,046.2 in long term debt in 2008 and received $10.3 in proceeds from issuance of common stock.

In 2007, AETI received $245.7 from the exercise of employee stock options and borrowed $4,000.0 under its revolving credit facility.

AETI has been able to generate cash flow from operations during 2008 due to increased focus on working capital management. This improvement, coupled with the dividend from its China joint venture enabled the Company to reduce its revolving credit balance outstanding by $1,000. The Company believes its existing cash, working capital and unused credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months.

Outlook for Fiscal 2008

The company’s sales so far this year represent a 23 % increase over the comparable prior year period of which 9 % of that increase reflects the impact of the merger with AAT. Management expects that sales will exceed $63 million for the year and that full year profitability will reflect a substantial improvement over 2007. AETI expects recent improvements in margins to continue, particularly in light of the reduced exposure to the new school construction market.

Operations have been impacted to a minor degree due to supplier delivery delays, particularly in the TP&S business. Inflationary pressure on raw materials and components has moderated recently in the face of the turmoil in the global financial markets. Although the Company has not experienced any decline in its backlog as a result of the recent volatility in the financial and commodity markets, management does believe that a slowdown in economic activity is likely and accordingly has recently initiated action plans to reduce base costs and conserve working capital. The Company believes these actions will sustain its strong financial position in the future without negatively impacting growth opportunities. Moreover, management believes that traditional energy and Chinese markets will moderate but remain healthy and that alternative energy markets will continue to be promising. Accordingly, the Company’s recent product development commitments to these markets will continue.

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

Interest Rates

Our market risk sensitive instruments do not subject us to material risk exposures. Our revolving credit facility remains available through June 30, 2010, subject to optional prepayment in accordance with its terms. At September 30, 2008, the Company had $4,000,000 of variable-rate debt outstanding. At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company's pretax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on LIBOR (5.07% at September 30, 2008) plus 1.75% per year. The agreement is collateralized by trade accounts receivable, inventory and work-in-process.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2008.

No change in internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect internal control over financial reporting.

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

Date: November 10, 2008

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ ARTHUR G. DAUBER
Arthur G. Dauber
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOHN H. UNTEREKER
John H. Untereker
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)