Form 10-K
period 2008-12-31
American Electric Technologies Inc
filed 2009-03-27
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $24,573,153 based on the closing sale price on June 30, 2008 as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 24, 2009
Common Stock, $001 par value per share	7,683,531 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2009 (Proxy Statement)	Part III

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

Products and Services

Our M&I Electric business has provided sophisticated custom-designed and built-to-order power delivery, control and drive systems for energy, marine and industrial applications since 1946. These products are used to safely distribute and control the flow of electricity from the power source to machinery, equipment and other critical processes. We also provide a full range of electrical and instrumentation, construction and installation services to our customers. The principal markets and representative customers that we serve include:

•	Oil and gas

•	Offshore drilling—Transocean, Diamond Offshore, Aban, Ensco, Trinidad, Pride, Noble

•	Land drilling—Century Drilling, Nabors Drilling, Trailblazer Drilling, Xtreme Drilling, Saxon Drilling, Trinidad Drilling

•	Pipelines—Chevron, Williams, Enbridge

•	Marine and Shipyards—Tidewater, Candies Shipbuilders, Hornbeck, L-3, Keppel Fels, Marinette Marine, Orange Shipyard, Bollinger

•	Land and offshore production—Exxon Mobil, Pogo, Semedan Oil

•	Refining and Petrochemical—Valero, Goodyear, Motiva

•	Industrial/Commercial

•	Water and wastewater—City of Houston, City of Beaumont

•	Heavy Industrial—Honeywell, Simpson Paper, Firestone

•	Data Centers

•	Energy

•	Alternative-EWT, International, Deepwater Wind, Chevron Geothermal

•	Co-generation-Bear Island Paper

•	Transmission and Distribution-Thermal Energy Corporation

AAT manufactures patented zone cabling and wireless enclosures for routing of telecommunications cabling, fiber optics and wireless solutions to the workplace environment. The Omega Metals division of AAT provides precision sheet metal fabrication and assembly services to a diverse client base primarily in the Southeast. Representative customers of AAT include Chatsworth Products, Inc., Tyco Electronics and Panduit.

We have adopted a strategy of international expansion and have developed the expertise to provide products which comply with international electrical design and test standards. Our products are offered in a number foreign countries through a network of overseas sales agents and distributors that we have appointed. We have also expanded internationally through a 40% interest in a joint venture which commenced manufacturing operations in China in 2007 and a 49% interest in a joint venture in Singapore that was established in 1985.

Our business strategy is to grow our business and operations in our various market sectors, seek out new markets for our products and services, while at the same time increasing earnings and cash flow per share to enhance overall stockholder value. We upgrade and innovate our products. We also seek new markets for our products such as power generated from alternative energy sources such as wind, solar, geothermal and nuclear.

We are organized into three reportable business segments, based on the nature of our products and services:

The Technical Products and Services (“TP&S”) segment designs and manufactures products for the safe and efficient distribution of power at low and medium voltages. Our switchgear products control the flow of power and protect electrical equipment such as motors, transformers and cables. Our variable speed drives are electronic controls used to adjust the speed and torque of an electric motor to match an end application. Products offered by this segment include low and medium voltage switchgear, generator control and distribution switchgear, motor control centers, powerhouses, bus duct, direct current drives, variable speed alternating current drives, program logic control (“PLC”) based automation systems, human machine interface (“HMI”) and specialty panels. Our products are built for application voltages from 480 volts to 38,000 volts and are used in a wide variety of industries. Our customers for these products are large and sophisticated users of electrical energy for industrial purposes. The primary markets we serve include the oil and gas exploration and production industry encompassing offshore and land drilling, pipelines, service and production vessels, and land and offshore production, as well as the petrochemical and refining industry. Other markets include water and wastewater facilities and shipbuilding.

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

The Electrical and Instrumentation Construction (“E&I”) segment provides a full range of electrical and instrumentation construction and installation services to both land and marine based markets including the oil and gas industry, the water and wastewater facilities industry and other commercial and industrial markets. This segment’s services include electrical and instrumentation turnarounds, maintenance, renovation and new construction. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems and high voltage cable. Marine based oil and gas services include complete electrical system rig-ups, modifications, start-ups and testing for vessels, drilling rigs, and production modules. We have the technical expertise to provide these products in compliance with a number of applicable industry standards such as NEMA (“National Electrical Manufacturers Association”) and ANSI (“American National Standards Institute”) or IEC (“International Electrotechnical Commission”) equipment to meet ABS (“American Bureau of Shipping”), USCG (“United States Coast Guard”), Lloyd’s Register, a provider of marine certification services, and Det Norske Veritas (a leading certification body/registrar for management systems certification services) standards. These services are generally provided to customers within the vicinity of Houston, Texas and occasionally on a worldwide basis.

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

We do not generally review and analyze most of our assets on a segment basis for TP&S and E&I and therefore all assets for these segments are recorded within the corporate segment’s records. Depreciation expense is apportioned to the segments based on management’s best estimate. Corporate unallocated expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments. Except for Equity in Joint Venture Income, all other costs, expenses and other income have been allocated to the segments based on sales which management believes is the best available basis to apportion these elements of income and expense to the segments.

	2008	2007	2006
Revenues
Technical Products and Services	$34,067,808	$30,050,000	$32,918,000
Electrical and Instrumentation Const.	23,162,992	20,251,000	12,501,000
AAT	8,156,354	5,364,000	0

Total	65,387,154	55,665,000	45,419,000

Gross Profit
Technical Products and Services	5,180,820	3,870,000	6,256,000
Electrical and Instrumentation Const.	1,353,379	(622,000)	1,606,000
AAT	1,852,575	1,251,000	0

Total	8,386,774	4,499,000	7,862,000

Income before Income taxes:
Technical Products and Services	4,446,452	3,433,000	6,256,000
Electrical and Instrumentation Const.	(561,346)	(1,688,000)	1,606,000
AAT	186,218	277,000	0
Corporate and Other Unallocated Expenses	(1,516,595)	(1,157,000)	(3,982,000)

Total	$2,554,729	$865,000	$3,880,000

International Sales

In general, approximately 25% to 35% of TP&S sales are sold into international markets. These sales are made in US dollars and are generally settled prior to shipment or are secured by irrevocable letters of credit. All E&I sales are made in the United States although some services are performed internationally. All of AAT’s sales are made in the United States.

Marketing

We market our Technical Products and Services in the United States through direct contact with potential customers by our internal sales organization consisting of five full-time sales and support employees who report to M&I’s President. In addition, the marine, marine drilling and international markets are served by three full time employees who report to the Sr. Vice President of Business Development. We also exhibit at three industry trade shows each year—the Offshore Technology Conference held in Houston, the American Wind Energy Association(“AWEA”) Annual Conference and the International Work Boat Show held in New Orleans. We have appointed several sales agents and distributors in the U.S. and in a number of foreign countries.

Our E&I business is generally obtained through a sealed bid process where the lowest bid from pre-qualified contractors wins the job. We also act as a subcontractor and provide bids to general contractors for specialized parts of larger projects.

Our American Access segment markets its zone cabling products through an exclusive marketing agreement with Chatsworth Products, Inc. (“CPI”) which began under an original agreement in May 2003 that ran through May 2008. The agreement was extended to April 2013. Under this agreement CPI markets and American Access manufactures our zone cabling products and select products are co-branded with both CPI and American Access trademarks. We also have primary responsibility for sales of zone cabling products to original equipment manufacturers. Our Omega Metals division utilizes geographically-based independent manufacturers’ representatives to generate sheet metal fabrication sales. Omega Metals’ vice president of sales also calls on accounts and coordinates the sales efforts.

Manufacturing

Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of various parts and assemblies that we incorporate into our products. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We perform system design, assembly and testing in-house. Our manufacturing operations in Beaumont, Texas and Keystone Heights, Florida are ISO 9001-2000 certified.

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

China. In March 2006, M&I entered into a joint venture with Baoji Oilfield Machinery Co., Ltd., (“BOMCO”), a wholly-owned subsidiary of the China National Petroleum Corporation, and AA Energies, Inc. of Houston, Texas, which markets oilfield equipment, to form BOMAY Electric Industries Co., Ltd., as an equity joint venture limited liability company organized in China. M&I is a 40% interest owner in BOMAY with 51% being owned by BOMCO and the remaining 9% owned by AA Energies. BOMAY was organized to manufacture land and marine-based power systems for drilling rigs as well as low and medium voltage switchgear for the Chinese and global markets. M&I has invested 16 million Yuan (approximately $2 million) in this joint venture. in which M&I will provide technology and services to BOMAY. The investment in BOMAY as of December 31, 2008 is $4,972,005 and includes $2,258,273 equity in 2008 income. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment. No guarantees have been provided by AETI. BOMAY commenced construction of a 60,000 square foot manufacturing facility in the Xi’an, China Hi-tech Industries Development Zone in March 2007. The BOMAY factory was completed and initial production of products commenced in October 2007. We account for our interest in the BOMAY joint venture under the equity method of accounting for which we recognized income of $2,258,273 and $1,348,000 in 2008 and 2007, respectively. The joint venture is obligated to pay M&I an amount equal to 0.7% of the joint venture’s initial three years sales as a technology transfer fee. We were paid $330,000 in 2008 in connection with this fee. We recorded sales of $738,061 to BOMAY in 2008. We had an account receivable of $24,691 from BOMAY as of December 31, 2008.

Singapore. We own 49% of M & I Electric Far East PTE Ltd. (MIEFE) which provides additional sales and technical support in for our products in southeast Asia. Our joint venture partner is Oakwell Engineering, Ltd. Our equity in income of the joint venture was $363,071, $351,700 and $184,588 for the years ended December 31, 2008, 2007 and 2006 ,respectively. Sales made to the joint venture were $178,157, $536,638 and $103,285 for the years ended December 31, 2008, 2007 and 2006, respectively. Accounts receivable from MIEFE were $218,494, $40,336 and $101,684 at December 31, 2008, 2007 and 2006, respectively. Sales to the joint venture are made with terms and conditions similar to those of our other customers.

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

We have identified the following as our largest competitors:

In switchgear and control systems—Point 8 Power, Siemens, Eaton, GE, ABB Volta, AZZ and Powell Industries

In drive systems—National Oilwell Varco, Louisiana Electric Rig,, ABB, Siemens and LeTourneau Technologies

In technical testing services-Infrasource/Dashiel and Electrical Controller Products ( Square D)

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

Backlog ($ millions) December 31,
2008	2007
$21.5	$34.0

The principal reason for the decline in backlog from the prior year is the approximately $10 million reduction in new school construction work. The Company announced its withdrawal from that market in late 2007 due to the poor earnings prospects that existed.

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

Employees

As of February 27, 2009, we had 401 employees. No employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our common stock and all of the other information in this 2008 Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Customers in the oil and gas industry account for a significant portion of our sales. Reduced expenditures by customers in this industry are likely to reduce our revenues, profitability and cash flows.

Customers related to the oil and gas industry accounted for approximately 40% of our sales in 2008, 2007 and 2006. The oil and gas industry is a cyclical commodity business, with product demand and prices based on numerous factors such as general economic conditions and local, regional and global events and conditions that affect supply, demand and profits. While demand for our products and services has benefited from recent high demand and prices experienced by our customers in this industry, a decline in demand or prices for oil and gas will likely cause a decrease in demand for our products and services and result in a decline in our revenues, profit margins and cash flows.

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

Our continued success is dependent on the continuity of several key management, operating and technical personnel. The loss of these key employees would have a negative impact on our future growth and profitability. We have not entered into written employment agreements with any of our key personnel other than our Chief Financial Officer and the President of M&I.

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

We manufacture products and operate plants in Mississippi, Texas and Florida. Operations were disrupted in 2008 due to Hurricanes Gustav and Ike and in 2005 due to Hurricanes Katrina and Rita. Although we did not suffer a material loss as a result of these disruptions due to its insurance coverage and advance preparations, it is not possible to predict future similar events or their consequences, any of which could decrease demand for our products, make it difficult or impossible for us to deliver products, or disrupt our supply chain.

We generate a significant portion of our revenues from international operations and are subject to the risks of doing business outside of the United States.

Approximately 17% of our revenues in 2008 were generated from projects and business operations outside of the United States, primarily provided to the upstream oil and gas industry in the following countries: Singapore, Australia, Mexico, Algeria, Ecuador and Dubai. This percentage was approximately 20% during in 2007. The decline from the prior year reflects the higher proportion of domestic sales provided by the American

Access segment. The oil and gas industry operates in both remote and potentially politically unstable locations, and numerous risks and uncertainties affect our non-United States operations. These risks and uncertainties include changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as United States laws affecting activities of United States companies abroad, including tax laws and enforcement of contract and intellectual property rights. In addition, the costs of providing our services can be adversely and/or unexpectedly impacted by the remoteness of the locations and other logistical factors.

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

Foreign Currency Transaction Risk

AETI has investments in its Singapore joint venture, M&I Electric Far East PTE, Ltd., and its Chinese joint venture, BOMAY. The functional currencies of these joint ventures are the Singapore dollar and Yuan, respectively. The investments are translated into United States dollars at the exchange rate in effect at the end of each quarterly and annual reporting period. The resulting translation adjustments, if any, are recorded as accumulated other comprehensive income in AETI’s consolidated balance sheet.

In the past several years, our investments in China and Singapore have benefitted from the general weakness of the U.S. dollar resulting in the recognition of foreign currency translation gains. During the latter part of 2008, disruptions in the global financial markets caused the U.S. dollar to strengthen, particularly against the Singapore dollar.

Other than the aforementioned items, we are not materially exposed to foreign currency exchange risks because all of our sales and purchases are denominated in United States dollars.

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

None

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

Not applicable

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

The following table sets forth quotations for the high and low sales prices for the Company’s common stock, as reported by NASDAQ, for the periods indicated below, adjusted for a 1-for-5 reverse stock spit effective May 15, 2007:

	High	Low	High	Low
	Year Ended December 31, 2008		Year Ended December 31, 2007
1st Quarter	$4.94	$3.56	$7.70	$4.30
2nd Quarter	$7.85	$4.49	$6.03	$4.00
3rd Quarter	$6.32	$1.00	$11.60	$4.88
4th Quarter	$3.37	$1.65	$7.99	$3.81

As of March 4, 2009, there were 79 shareholders of record.

The Company did not declare or pay cash dividends in either fiscal 2008 or 2007. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business. Our bank loan agreement restricts the payment of cash dividends to stockholders.

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

Fiscal years ended December 31,

(in thousands of $ except share and per share data)

	Years Ended December 31,
	2008	2007	2006	2005	2004
Net Sales	65,387.2	55,664.5	45,418.7	34,944.6	24,409.5
Net Income	1,656.8	590.2	2,438.3	1,348.5	60.1
Earnings per common share:
Basic	$0.22	$0.08	$0.40	$0.23	$0.01
Diluted	$0.21	$0.08	$0.40	$0.23	$0.01
Cash dividends declared per common share	—	—	—	$24.41	—
Shares used in computing earnings per share share:
Basic	7,662,811	7,058,529	6,079,692	5,933,728	6,000,442
Diluted	7,707,091	7,059,447	6,079,692	5,933,728	6,002,419
Cash and equivalents	148.6	593.5	2,031.1	1,079.3	1,271.2
Total assets	38,697.5	36,338.1	23,156.4	17,355.9	13,613.1
Long term debt (including current maturities)	4,648.1	5,500.0	500.0	500.0	500.0
Total liabilities	15,769.0	15,192.1	9,455.8	6,110.5	3,665.1
Total stockholders’ equity	22,928.5	21,146.0	13,700.7	11,245.4	9,902.4

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of both M&I Electric Industries, Inc. (“M&I”) and American Access Technologies, Inc. (“AAT”). We report financial data for three operating segments: the Technical Products and Services (“TP&S”) segment and the Electrical and Instrumentation Construction (“E&I”) segment which together encompass the operations of M&I including its South Coast Electric Systems, LLC subsidiary and the American Access (“AAT”) segment which encompasses the operations of American Access including its Omega Metals division . M&I holds a 40% and 49% interests in Chinese and Singapore joint ventures, respectively. These ventures are stand-alone operating companies and enhance our ability to provide products to these markets. Income from these ventures is reported utilizing the equity method of accounting and is included in the TP&S segment’s earnings before taxes.

AETI has experienced a substantial increase in the demand for its products and services over the past several years. In the years ended December 31, 2006, 2007 and 2008, AETI benefited from an improvement in overall market conditions. Although AETI enters 2009 with a relatively strong backlog, it is not possible to predict demand trends for its products and services in 2009 and beyond because of the global recessionary trends and disruptions in financial markets.

Results of Operations

Year ended December 31, 2008 compared to year ended December 31, 2007

Consolidated Comparison

Revenues and Gross Profit. Total consolidated net sales increased $9.7 million, or 17.5%, to $65.4 million for the year ended December 31, 2008 over the prior year. The increase occurred across all segments although the $2.8 million or 52.1% increase in American Access was primarily due to the May 2007 merger described above. Consolidated cost of sales for the year ended December 31, 2008 was $57.0 million, a $5.8 million increase, or 11.4%, over the prior year. The increase in cost of sales is primarily due to increases in net sales over the prior year. As a percentage of net sales, cost of sales in 2008 declined as a percentage of sales by approximately 4.7%. This reflects an increased percentage of higher margin technical services sales and lower warranty and startup costs for the liquid cooled AC drives that negatively impacted 2007. Consolidated gross profit during the year ended December 31, 2008 significantly increased from $4.5 million for 2007 to $8.4 million in 2008. The increase in consolidated gross margin is a result, in part, of increased sales while reducing the percentage of the cost of sales. Consolidated gross profit as a percent of net sales was 12.8% during 2008, compared to 8.1% for the prior year. This improvement reflects the changes in cost of goods sold described above.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $8.2 million during the year ended December 31, 2008, an increase of $2.0 million over the prior year. Approximately $0.7 million of the increase relates to the fact that AAT’s overhead expenses were not included prior to May 15, 2007. Selling expenses, primarily compensation , increased by $0.6 million. Charges for incentive plans, stock-based and otherwise increased by $0.2 million, repairs associated with Hurricane Ike approximated $0.1 million and consulting charges related to the ERP system implementation increased $0.1 million. AETI expended approximately $0.2 million in Sarbanes Oxley compliance costs. The balance of the increase in this category was occasioned by the inclusion of a full year of public company compliance costs.

Other Income and Expense. Consolidated other income and expense in 2008 declined by $0.3 million due to the realized gain on sale of marketable securities of $1.0 million in 2007 and increased interest expense($0.1 million) partially offset by increased earnings from the Chinese and Singapore joint ventures aggregating $0.9 million.

Provision for Income Taxes. Income tax expense increased by $0.6 million consistent with the increase in earnings before income tax. The effective tax rate of 35% was slightly higher than the prior year.

Net Income. Net income for the year ended December 31, 2008 was $1.7 million as compared to $0.6 million for the prior year. The increase in net income is a reflection of increased sales and gross profit partially offset by lower other income and increased selling, general and administrative expenses.

Divisional Comparisons

Technical Products & Services. The Technical Products & Services segment revenues increased $4.0 million from $30.1 million for 2007 to $34.1 million for 2008. The Technical Products & Services segment business enjoyed an approximately $1.5 million increase in its services businesses, some of which was attributable to repair work due to Hurricane Ike. Although overall revenues were strong in 2008, there was a pronounced decline in land and marine drilling rig quotations and as a result the backlog for that segment is negligible as of year end. This decline was offset by marine based drive system sales. This unit entered 2009 with a backlog of $14.4 million, comparable to the prior year, however the outlook in most of its markets is very uncertain. The segment remains committed to development of products for the alternative energy markets and it expects to commercialize some of these products in 2009.

Gross profits for the Technical Products & Services segment for 2008 were $5.2 million, a $1.3 million increase over the prior year. The increase in gross profits is primarily associated with the sales change. Its gross profit percentage increased by 2.3% relating to lower startup and warranty charges on AC drive systems and the increased higher margin services work. Technical Products & Services income before taxes for 2008 was $4.4 million compared to $3.4 million for 2007. This increase in income is a result of higher sales and related gross profit as higher equity income from joint ventures ($0.8 million) was essentially offset by increased selling and general expenses.

Electrical & Instrumentation Construction. The Construction segment reported sales of $23.2 million in 2008, an increase of $2.9 million over the prior year. The increase was due primarily to marine and powerhouse construction contracts. Approximately $10 million in each period related to new school construction projects which will not occur in 2009. The segment expects to replace most of this business with increases in wastewater construction, powerhouse projects and entry into a new market. The backlog for the Construction segment was $7.1 million as of December 31, 2008, an $11 million decline from 2007, the decrease almost exclusively due to the withdrawal from the new school construction market.

Gross profits for the Construction segment for 2008 were $1.4 million, an improvement of $2.0 million from the prior year. A substantial portion of this increase beyond the expected margin on the sales increase occurred because of an industrial contract in 2007 that incurred excess costs of $0.6 million. The Construction segment loss before taxes for 2008 was $0.6 million compared to a loss of $1.7 million for the previous year period. This improvement was due primarily to the change in gross profits from the prior year . The segment lost approximately $1 million in both 2007 and 2008 due to contracts in the new school construction market. The segment does not expect to incur losses from the remainder of this business in 2009.

American Access Technologies. This segment’s sales increased from $5.4 million to $8.2 million due primarily to inclusion of a full year of sales in 2008 since the acquisition became effective May 15, 2007. The segment contributed gross profits of approximately $1.9 million to the consolidated results, an increase of $0.6 million from the prior year which is consistent with the sales increase. Gross profit percentages declined slightly, by 1%, as the unit experienced considerable material price inflation during the middle part of the year. AAT commenced a program to increase its value added manufacturing customer base in 2008 which it believes will lead to enhanced revenues and operating margins in the future. In conjunction with this strategy, AAT sold almost $200,000 in products to the TP&S segment, an amount that should increase in 2009.

Year ended December31, 2007 compared to year ended December 31, 2006

Consolidated Comparison

Revenues and Gross Profit. AETI’s sales increased 23% or $10.2 million in 2007 from the prior year levels. The increase was occasioned by a $7.8 million increase in E&I construction revenues, primarily due to the entry into the commercial market in 2007. In addition, the acquisition of AAT contributed $5.4 million of sales that were not present in 2006. The TP&S segment reported a decline of $2.9 million due to sales to China in 2006 of $6 million that did not recur. The 2006 sales to China occurred prior to the start up of the Chinese joint venture. This activity is now conducted by the BOMAY joint venture and reflected as equity income. Gross profits declined by $2.9 million to $4.5 million in 2007 in comparison to prior year levels due to a 34% increase in cost of goods sold. This was due to several factors, the most significant of which was cost overruns at 3 commercial construction projects that aggregated $1.9 million. The overruns occurred primarily due to poor project management, a circumstance that has been rectified by replacement of personnel. In addition, the application of several new technologies, liquid cooled electrical drive systems for the marine industry and alternate current digital electrical drive systems, caused costs to increase over expected levels by $1.6 million. Management believes these additional costs will not be recurring and that gross profits will return to historical levels during the second half of 2008.

Selling, general and administrative expenses. These expenses were $6.2 million in 2007 or 51% higher than 2006. Consolidating the expenses from the AAT business caused an increase of $1.6 million and the additional costs associated with becoming a publicly traded company contributed an additional $0.5 million in expense. The addition of a senior marketing executive in conjunction with higher marketing and promotion expenses aggregated $0.3 million in 2007. Partially offsetting these cost increases was a reduction in management bonuses of $0.4 million due to the reduction in operating performance.

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

Gross profits for the Technical Products & Services segment for 2007 were $3.9 million, a $2.4 million decrease over the prior year. This reduction is a result of reduced revenues but additionally reflected start up costs associated with two new product offerings, marine liquid cooled drives and drilling system alternate current digital drives. Technical Products & Services income before taxes for 2007 was $3.4 million compared to $ 6.3 million for 2006. This decrease in income is a result of lower sales and related gross profits partially offset by the improvement in equity income. In addition, $1.6 million of corporate overheads that had previously not been allocated were charged to the segment.

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

Liquidity and Capital Resources

As of December 31, 2008, AETI’s cash and cash equivalents were $0.1 million as compared to $0.6 million as of December 31, 2007. It is AETI’s operating practice to maintain cash balances as low as feasible while it has long term debt outstanding. Working capital was $14.8 and $14.0 million as of December 31, 2008 and December 31, 2007, respectively. Primarily as a result of this moderation in growth in working capital, AETI was able to repay $1.0 million on its revolving credit facility during the year. As of December 31, 2008, AETI’s current ratio is 2.34 and debt to total capitalization ratio is 16.5%. The comparable ratios for December 31, 2007 were 2.3 and 19.1%.

AETI’s long-term debt declined $0.5 million during 2008 from $5.0 million in 2007. Interest payments are current on all funded debt. At 2008 year end, AETI had a $10.0 million revolving credit facility which expires in June, 2010. This facility replaced an $8.0 million line with essentially the same terms and conditions except the maturity was extended from September, 2009. For further information regarding the terms of AETI’s indebtedness, see Notes 9 and 10 to the Consolidated Financial Statements contained elsewhere in this report.

Operating Activities

During 2008, AETI generated cash from operations in the amount of $0.5 million, a substantial increase over the $5.5 million utilization in 2007. Income from operations plus depreciation generated $1.3 million. This amount was augmented by a refund of income taxes of $0.6 million and increases in accounts payable and accrued liabilities of $0.9 million. Cash was utilized for increases in accounts receivable and inventories of $0.8 million and $1.4 million respectively. In 2007, the operating loss, net of depreciation consumed $0.9 million in cash flow. In addition, increases in accounts receivable and tax expenditures of $5.9 and $1.5 million, respectively utilized operating cash flow. Partially offsetting this utilization was reduced inventories of $0.5 million, increased accounts payable and accrued liabilities of $1.4 million, decreases in cost and estimated earnings in excess of billings, $0.5 million, and deferred income tax benefits of $0.5 million and non-cash charges to operating income of $0.1 million.

Investing Activities

During 2008, AETI generated $0.6 million in cash flow from investing activities as compared to utilization of $1.3 million in 2007. Principal elements of these investing activities included capital expenditures of $0.6 million offset by $1.2 million in dividends from joint ventures in 2008. In 2007, capital expenditures of $1.1 million and a $1.0 million investment in the China joint venture were partially offset by proceeds from the sale of marketable securities, $1.2 million. Disposals of equipment were not significant in any period.

Financing Activities

During 2008 the Company utilized cash for financing activities in connection with the payment of long term debt of $1.5 million. In addition, payments on a long term capital lease aggregated $76,430 and AETI received proceeds on common stock issuances of $21,687. In 2007, cash was generated from financing activities in the amount of $5.3 million due to an increase in long term debt, $5 million and the balance provided by proceeds from the exercise of stock options.

Contractual Obligations

As of December 31, 2008, AETI had the following contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	2-3 years	3-5 years	More than 5 years
Capital Lease	$648	127	253	268
Long-Term Debt Obligations	$4,000	0	4,000	—	—

Total	$4,648	127	4,253	268	—

Outlook for Fiscal 2009

AETI will enter 2009 with a backlog of $21.5 million and this will provide a sound revenue base through the early part of the second quarter. After that time, the short term demand for our products and services is very uncertain due to global recessionary conditions and the disruptions in the financial markets. We took aggressive action in the latter part of 2008 to improve our cost structure and reduce our breakeven levels by approximately 15% to an annual run rate of $50 million. We will closely monitor our backlog and order activity and continue to adjust our cost structure and expenditures accordingly as conditions change. We expect our service businesses, including the E&I Construction segment to be able to moderate some of the expected activity decline. In addition we expect to benefit from some of our recent product and business development activities, including alternative energy markets. We will continue our initiatives in these markets. Our joint ventures have reported slow-downs in their primary markets but we continue to believe that opportunities exist for alternative energy products, particularly in China to replace the traditional decline.

We expect to be able to finance 2009’s capital expenditures and working capital needs primarily through operating cash flows. AETI believes its existing cash, working capital and unused capacity under its credit facility combined with operating earnings will be sufficient to meet its working capital needs in the immediate future.

Effects of Inflation

The significant price increases in its crucial raw materials, particularly copper and steel, and electrical components that occurred in recent years declined significantly in the latter part of 2008. The Company had been generally successful in recovering these increases from its customers in the form of increased prices. As a result, AETI has not experienced margin erosion due to inflationary pressures. Future inflationary pressures will likely be largely dependent on the worldwide demand for these basic materials which cannot be predicted at this time.

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

Revenue Recognition

AETI reports earnings from fixed-price and modified fixed- price long-term contracts on the percentage-of-completion method. Earnings are accrued based on the ratio of costs incurred to total estimated costs. Costs include direct material, direct labor, and job related overhead. Losses expected to be incurred on contracts are charged to operations in the period such losses are determined. A contract is considered complete when all costs except insignificant items have been incurred and the facility has been accepted by the customer. Revenue from non-time and material jobs of a short-term nature (typically less than one month) is recognized on the completed-contract method after considering the attributes of such contract. This method is used because these contracts are typically completed in a short period of time and the financial position and results of operations do not vary materially from those which would result from use of the percentage-of-completion method. The asset, “Work-in-process,” which is included in inventories, represents the cost of labor, material, and overheads on jobs accounted for under the completed-contract method. For contracts accounted for under the percentage-of-completion method, the asset, “Costs and estimated earnings in excess of billing on uncompleted contracts,” represents revenue recognized in excess of amounts billed and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenue recognized.

Concentration of Market Risk and Geographic Operations

Financial instruments which potentially subject AETI to concentrations of credit risk consist primarily of trade accounts receivable. Our market risk is dependent primarily on the strength of the oil and gas and energy related industries. We grant credit to customers and generally do not require collateral. Procedures are in effect to monitor the credit worthiness of its customers. During 2008 or 2007, no customers accounted for more than 10% of consolidated revenues. During 2006, one customer accounted for 13% of revenues, almost all of which was paid by year-end.

As previously described, AETI has investments in China and Singapore that aggregated $4.9 million and $1.0 million, respectively as of December 31, 2008.

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

Federal Income Taxes

The liability method is used in accounting for federal income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the company’s tax returns. AETI’s federal income tax returns through December 31, 2004 have been audited by the Internal Revenue Service. As a result of the reverse merger referred to above, the company recognized a deferred tax asset of $2,852,000 based on an estimate of the extent to which net operating loss carry forwards will be realizable.

Bad Debts

Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of the accounts. This provision is reviewed by management periodically.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Transaction Risk

AETI maintains an investment in its Singapore joint venture, M&I Electric Far East PTE, Ltd. The functional currency of this joint venture is the Singapore dollar. The amount of our investment is translated into United States dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in AETI’s consolidated balance sheet.

The investment in marketable securities as of December 31, 2006 consisted of common shares of Oakwell Engineering, AETI’s partner in MIEFE. Oakwell is a distributor of electrical and energy-related products. These shares trade on the Singapore Stock Exchange and are denominated in Singapore dollars.

We completed an investment of 16.0 million Yuan (approximately $2.0 million) in our Chinese joint venture, BOMAY, in March, 2007. The functional currency of this joint venture is the Chinese Yuan. BOMAY’s financial statements are translated into United States dollars at the rate prevailing at the end of each quarterly reporting period and any resulting adjustment is recorded as accumulated other comprehensive income in the Company’s consolidated balance sheet. Under the terms of the Equity Joint Venture Contract, we were obligated to make a total investment of 16.0 million Yuan (approximately $2.0 million) during the initial two years of the joint venture. Each of the BOMAY investors is required to guaranty the bank loans of BOMAY in proportion to their investment.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index on page F-1 of our Consolidated Financial Statements and Notes thereto contained herein.

Item 9A(T).	Controls and Procedures.

Disclosure controls and procedures.

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2008. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2008 based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On January 1, 2009, Paul Katz resigned as a director.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Directors

Information regarding our directors is incorporated by reference to the “Proposal 1—Election of Directors” and “Nominees of the Board of Directors” sections of our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed within 120 days after our December 31, 2008 fiscal year end.

Executive Officers

Information regarding executive officers is incorporated by reference to the “Executive Officers” section of our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

This information is incorporated by reference to the “Code of Ethics” section of our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Audit Committee; Audit Committee Financial Expert

This information is incorporated by reference to the “Audit Committee” section of our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Material Changes in Nominating Procedures

On February 6, 2009 we adopted Amended and Restated Bylaws which changed the nominating procedures for the election of directors. Stockholders are now required to provide advance notice to the Company of director nominations intended to be made at a stockholder meeting. Such notice must be received by the Secretary not later than (i) with respect to an election to be held at an annual meeting of stockholders, not later than the close of business on the 60th day and not earlier than the close of business on the 90th day prior to the first anniversary of the preceding year’s annual meeting (or if the date of the annual meeting is more than 30 days before or 60 days after such anniversary date, such notice must be so received not earlier than the close of business on the 90th day and not later than the close of business on the later of the 60th day prior to such annual meeting or the tenth day following the day on which notice of the date of the annual meeting was mailed or public disclosure thereof was made) and (ii) with respect to an election to be held at a special meeting of stockholders for the election of directors, the close of business on the seventh business day following the date on which notice of such meeting is first given to stockholders. Any such stockholder’s notice shall set forth (a) the name and address of the stockholder who intends to make a nomination; (b) a representation that the stockholder is entitled to vote at such meeting and a statement of the number of shares of the corporation that are beneficially owned by the stockholder; (c) a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (d) as to each person the stockholder proposes to nominate for election or re-election as a director, the name and address of such person and such other information regarding such nominee as would be required in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had such nominee been nominated by the Board, and a description of any arrangements or understandings, between the stockholder and such nominee and any other persons (including their names), pursuant to which the nomination is to be made; and (e) the consent of each such nominee to serve as a director if elected.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference to the “Director Compensation” and “Executive Compensation” sections of our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information concerning shares of common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	449,597		$8.37	116,463	(1)
Equity compensation plans not approved by security holders	1,340	(2)	$11.50	—
Total	450,937		$8.37	116,463

(1)	Consists of 300,000 shares of common stock originally available for issuance under the 2007 Employee Incentive Equity Plan for services by eligible employees, independent contractors and consultants. Such shares have been reduced by grants of stock options and restricted units including grants approved at the February, 2009 Compensation Committee meeting.
(2)	Consists of warrants to purchase shares of our common stock issued to registered broker dealers for investment banking services.

Balance of this information is incorporated by reference to the “Beneficial Ownership of Capital Stock” section of our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the “Director Independence” and “Certain Relationships and Related Transactions” sections of our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference to the “Proposal No. 2—To ratify the selection of the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009” section of our Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this report:

1. Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

See Index on page F-1.

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

Dated: March 26, 2009	AMERICAN ELECTRIC TECHNOLOGIES, INC.

	By:	/S/ ARTHUR G. DAUBER
Arthur G. Dauber
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ARTHUR G. DAUBER Arthur G. Dauber	President, Chief Executive Officer, Director (Principal Executive Officer)	March 26, 2009

/S/ JOHN H. UNTEREKER John H. Untereker	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 26, 2009

/S/ HOWARD W. KELLEY Howard W. Kelley	Director	March 26, 2009

/S/ PETER MENIKOFF Peter Menikoff	Director	March 26, 2009

/S/ LAMAR NASH Lamar Nash	Director	March 26, 2009

/S/ J. HOKE PEACOCK II J. Hoke Peacock II	Director	March 26, 2009

/S/ STUART SCHUBE Stuart Schube	Director	March 26, 2009

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December  31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Electric Technologies, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of American Electric Technologies, Inc. and Subsidiaries (Formerly M & I Electric Industries, Inc. and subsidiary) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Electric Technologies, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accepted accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of American Electric Technologies, Inc.’s internal control over financial reporting as of December 31, 2008 and, accordingly, we do not express an opinion thereon.

/s/    Ham, Langston & Brezina, L.L.P.

Houston, Texas

March 25, 2009

American Electric Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2008 and 2007

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$148,598	$593,494
Accounts receivable-trade, net of allowance of $535,433 and $558,660, respectively	16,290,406	15,830,379
Accounts receivable-other	343,644	29,145
Income taxes receivable	59,754	617,871
Inventories, net	4,387,672	3,023,087
Costs and estimated earnings in excess of billings on uncompleted contracts	3,481,270	3,139,065
Prepaid expenses and other current assets	289,073	401,815
Due from employees	49,437	61,104
Deferred income taxes	724,923	473,408

Total current assets	25,774,777	24,169,368
Property, plant and equipment, net	5,604,108	5,357,526
Other assets, net	155,340	170,375
Advances to and investments in joint ventures	5,984,236	4,265,738
Deferred tax asset	1,179,051	2,375,058

Total assets	$38,697,512	$36,338,065

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,077,050	$5,397,310
Accrued payroll and benefits	1,546,726	1,125,551
Other accrued expenses	368,134	586,879
Billings in excess of costs and estimated earnings on uncompleted contracts	2,887,561	2,582,375
Short-term notes payable	126,588	500,000

Total current liabilities	11,006,059	10,192,115
Notes payable	4,521,502	5,000,000
Deferred compensation	241,482	—

Total liabilities	15,769,043	15,192,115

Commitments and contingencies (See note 13)
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,665,635 and 7,661,241 shares issued and outstanding December 31, 2008 and 2007, respectively	7,665	7,661
Additional paid-in capital	7,316,593	7,294,910
Accumulated other comprehensive income	207,991	104,008
Retained earnings	15,396,220	13,739,371

Total stockholders’ equity	22,928,469	21,145,950

Total liabilities and stockholders’ equity	$38,697,512	$36,338,065

See accompanying notes to consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2008 and 2007

	2008	2007
Net sales	$65,387,154	$55,664,545
Cost of sales	57,000,380	51,164,604

Gross profit	8,386,774	4,499,941

Operating expenses:
General and administrative	5,807,251	4,462,282
Selling	2,345,124	1,750,356

Total operating expenses	8,152,375	6,212,638

Income (loss) from operations	234,399	(1,712,697)

Other income (expense):
Equity in income of joint ventures	2,554,561	1,700,000
Gain on sale of marketable securities	—	1,035,062
Interest expense	(278,981)	(175,850)
Other, net	44,750	18,616

Total other income (expense)	2,320,330	2,577,828

Income before income tax expense	2,554,729	865,131

Income tax expense	897,880	274,908

Net income	$1,656,849	$590,223

Net income per common share:
Basic	$0.22	$0.08

Diluted	$0.21	$0.08

Weighted-average shares:
Basic	7,662,811	7,058,529
Diluted	7,707,091	7,059,447

See accompanying notes to consolidated financial statements.

American Electric Technologies, Inc, and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2008 and 2007

	Common Stock Amount	Common Stock Amount	Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
			Shares	Amount				Shares	Amount
Balance, December 31, 2006	$266,858	250	—	$—	$652,502	$383,694	$13,149,148	18,248	$(751,781)	$13,700,671
Reverse acquisition of American Access	(266,858)	(250)	7,595,241	7,595	6,358,074	—	—	(18,248)	751,781	6,850,342
Exercise of stock options	—	—	66,000	66	257,334	—	—	—	—	257,400
Issuance of non-qualified stock options	—	—	—	—	27,000	—	—	—	—	27,000
Comprehensive income:
Net income	—	—	—	—	—	—	590,223	—	—	590,223
Sale and recognition of gain on marketable equity securities	—	—	—	—	—	(383,694)	—	—	—	(383,694)
Translation gain	—	—	—	—	—	104,008	—	—	—	104,008
Total comprehensive income										310,537

Balance, December 31, 2007	$—	$—	7,661,241	$7,661	$7,294,910	$104,008	$13,739,371	—	$—	$21,145,950
Common stock issued to ESPP (Note 12)	—	—	4,394	4	21,683	—	—	—	—	21,687
Comprehensive income:
Net income	—	—	—	—	—	—	1,656,849	—	—	1,656,849
Translation gain	—	—	—	—	—	103,983	—	—	—	103,983
Total comprehensive income										1,760,832

Balance, December 31, 2008	$—	$—	7,665,635	$7,665	$7,316,593	$207,991	$15,396,220	—	$—	$22,928,469

Disclosure of reclassification amount for 2007:
Unrealized holding gains (losses) arising during the period	$651,368
Less: reclassification adjustment for realized gains included in net income	(1,035,062)

Net unrealized gains (losses) on securities	$(383,694)

See accompanying notes to consolidated financial statements.

American Electric Technologies, Inc, and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income	$1,656,849	$590,223
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debt	142,202	124,460
Depreciation and amortization	1,098,039	926,494
Gain on sale of property and equipment	(5,955)	(5,241)
Gain on sale of marketable securities	—	(1,035,062)
Equity income from joint venture	(2,554,561)	(1,700,000)
Deferred compensation costs	45,991	—
Deferred income tax (benefit) expense	886,210	274,908
Stock based compensation	—	27,000
Change in operating assets and liabilities:
Accounts receivable (including other)	(905,061)	(5,898,580)
Income taxes receivable/payable	558,155	(1,279,575)
Inventories	(1,364,585)	451,307
Costs and estimated earnings in excess of billings on uncompleted contracts	(342,205)	460,231
Prepaid expenses and other assets	122,500	144,149
Accounts payable and accrued liabilities	882,170	1,377,514
Billings in excess of costs and estimated earnings on uncompleted contracts	305,186	23,056

Net cash provided by (used in) operating activities	524,935	(5,519,116)

Cash flows from investing activities:
Purchases of property, plant and equipment	(615,703)	(1,253,066)
Proceeds from disposal of property, plant and equipment	6,834	17,742
Proceeds from sale of marketable securities	—	1,169,565
Advances to and investments in joint ventures	—	(1,033,000)
Proceeds from joint venture dividends	1,193,781	262,599
Transaction costs related to merger	—	(339,744)

Net cash provided by (used in) investing activities	584,912	(1,175,904)

Cash flows from financing activities:
Proceeds from sale of common stock	21,687	—
Proceeds from exercise of stock options	—	257,400
Advances from (repayments to) revolving credit facility	(1,000,000)	5,000,000
Capital lease obligation payment	(76,430)	—
Principal payments on notes payable	(500,000)	—

Net cash provided by (used in) financing activities	(1,554,743)	5,257,400

Net increase (decrease) in cash and cash equivalents	(444,896)	(1,437,620)
Cash and cash equivalents, beginning of year	593,494	2,031,114

Cash and cash equivalents, end of year	$148,598	$593,494

Supplemental disclosures of cash flow information:
Interest paid	$278,981	$175,850

Income taxes paid	$30,000	$1,279,575

Supplemental disclosure of non-cash activities:
Common stock issued and debt assumed in merger	$—	$7,498,982

Assets acquired with direct financing lease	$724,520	$—

See accompanying notes to consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)    Organization and Nature of Business

American Electric Technologies, Inc. (“AETI” or the “Company”) is the surviving financial reporting entity from a reverse acquisition of an 80% interest in American Access Technologies, Inc. by the shareholders of M&I Electric Industries, Inc. (“M&I”) on May 15, 2007. Immediately upon the completion of the reverse acquisition, American Access Technologies, Inc. changed its name to American Electric Technologies, Inc. The accompanying financial statements present the historical financial results of M&I (See Note 17). AETI is a Florida corporation and M&I, AETI’s wholly owned subsidiary, a Texas corporation. M&I has a wholly owned subsidiary, South Coast Electric Systems, LLC (“SC”), a Mississippi based company, and joint venture interests in Singapore and China. On January 1, 2008, AETI established a wholly owned subsidiary through which it conducts its American Access Technology segment’s business.

The Company has facilities and sales offices in Texas, Mississippi and Florida and minority interests in joint ventures that have facilities in Singapore and Xian, China. The Company owns the Texas facilities, comprised of 12 acres and 101,000 square feet, the Mississippi facility, comprised of 3 acres and 11,000 square feet and the Florida facility, comprised of a 67,500 square foot manufacturing facility situated on 8 1/2 acres of land.

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

The AAT segment manufacturers and markets zone cabling enclosures and manufacturers formed metals products. The zone cabling product line develops and manufactures patented “zone cabling” and wireless telecommunication enclosures. These enclosures mount in ceilings, walls, raised floors, and certain modular furniture to facilitate the routing of telecommunications network cabling, fiber optics and wireless solutions to the workspace environment. AAT also operates a precision sheet metal fabrication and assembly operation and provides services such as precision “CNC” (“Computer Numerical Controlled”) stamping, bending, assembling, painting, powder coating and silk screening to a diverse client base including, but not limited to, engineering, technology and electronics companies, primarily in the Southeast.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

M&I’s wholly-owned subsidiary, South Coast Electric Systems, LLC, is a Mississippi based Limited Liability Company organized on February 20, 2003. With the exception of electrical contracting, it is engaged in the same lines of business as M&I, but it participates in different market segments.

M&I has minority interests in M&I Electric Far East PTE Ltd. (“MIEFE”) and BOMAY Electrical Industries Company, Ltd. (“BOMAY”). MIEFE is a Singapore company that provides sales, manufacturing and technical support internationally. BOMAY provides electrical systems primarily for land and marine based drilling rigs in China. These ventures are accounted for using the equity method of accounting.

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

Reclassification

Certain items are reclassified in the 2007 consolidated financial statements to conform to the 2008 presentation.

Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of December 31, 2008 and 2007. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

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

Inventories

Inventories are stated at the lower of cost or market, with material value determined using an average cost method. Inventory costs for finished goods and work-in-process include direct material, direct labor, production overhead and outside services. TP&S and E&I indirect overhead is apportioned to work in process based on direct labor incurred. AAT production overhead, including indirect labor, is allocated to finished goods and work-in-process based on material consumption.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Expenditures for repairs and maintenance are expensed as incurred while renewals and betterments are capitalized. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets after giving effect to salvage values.

Management reviews property and equipment for the possible impairment of long-lived assets, whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. As of December 31, 2008, there were no impairments.

Other Assets

Intangible Assets	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net Value
Patents	18	$94,986	$50,646	$44,340
Customer Agreements		$111,000	—	111,000

		$205,986	$50,646	$155,340

Amortization expense related to patents held by the Company for the years ended December 31, 2008 and 2007 was approximately $5,200 and $5,000, respectively. Estimated amortization expense for the next five years is as follows:

For the year ending December 31:	Amount
2009	$5,700
2010	5,700
2011	5,700
2012	5,700
2013	5,700

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all material tax positions upon initial adoption of this standard. Only tax positions that meet the “more likely than not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. FIN 48 is effective for our fiscal year beginning January 1, 2007. The Company has reviewed its tax positions and determined that adoption of FIN 48 did not have a material impact on its financial position or results of operations.

Foreign Currency Gains and Losses

Foreign currency translations are included as a separate component of comprehensive income. We have determined the local currency of our foreign joint ventures to be the functional currency. In accordance with SFAS No. 52, Foreign Currency Translation, the assets and liabilities of our foreign equity investees, denominated in foreign currency, are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet date; revenues and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income, which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

Revenue Recognition

The Company reports earnings from firm-price and modified firm price long-term contracts on the percentage-of-completion method. Earnings are recorded based on the ratio of costs incurred to total estimated costs. In 2006, the Company determined that labor incurred provides an improved measure of percentage of completion for its Technical Products segment. This change in the application of an accounting principle, did not have a material cumulative impact on the Company’s financial position or operating results. Costs include direct material, direct labor, and job related overhead. Losses expected to be incurred on contracts are charged to operations in the period such losses are determined. A contract is considered complete when all costs except insignificant items have been incurred and the customer has accepted the product or project. Revenue from non-time and material jobs that will be completed within approximately one month are recognized on the completed-contract method. This method is used because these contracts are typically completed in a short period and the financial position and results of operations do not vary materially from those that would result from use of the percentage-of-completion method.

The Company records revenue from its field and technical service and repair operations on a completed service basis after customer acknowledgement that the service has been completed and accepted. Approximately 14% of the Company’s consolidated revenues are recorded on this basis. In addition, the Company sells certain

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

purchased parts and products. These revenues are recorded when the product is shipped and title passes to the customer. Less than 1% of the Company’s consolidated revenues are recorded on this basis. Revenue associated with the American Access segment is generally recognized when manufactured products are shipped and right of ownership passes.

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

Concentration of Market Risk and Geographic Operations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s market risk is dependent primarily on the strength of the oil and gas and energy related industries. The Company grants credit to customers and generally does not require security except in the case of certain international contracts. Procedures are in effect to monitor the credit worthiness of its customers. During 2008 and 2007, no single customer represented 10% or more of Company revenue.

The Company sells its products and services in domestic and international markets; however, significant portions of the Company’s sales are concentrated with customers located in the Gulf Coast. The Gulf Coast region accounts for approximately 60% and 76% of the Company’s revenue during the years ended December 31, 2008 and 2007, respectively.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS157-2 to allow a

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

one-year deferral of adoption of SFAS 157 for non-financial assets and non-financial liabilities that are recognized at fair value on a nonrecurring basis. The FASB also issued FSP FAS157-1, which amends SFAS 157 to exclude SFAS 13, “Accounting for Leases,” and its related interpretive accounting pronouncements. The Company does not believe adoption of this standard will have an impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is an irrevocable election to measure eligible financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The election may only be applied at specified election dates and to instruments in their entirety rather than to portions of instruments. Upon initial election, the entity reports the difference between the instruments’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings. At each subsequent reporting date, an entity reports in earnings, unrealized gains and losses on items for which the fair value option has been elected. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. Early adoption of SFAS 159 is permitted provided the entity also elects to adopt the provisions of SFAS 157 as of the early adoption date selected for SFAS 159. The Company has elected not to adopt the provisions of SFAS 159 at this time because it would not have a material impact on its financial statements.

In June 2007, the FASB ratified EITF 06-11 Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards. See discussion of Income Taxes above.

In December 2007, the FASB issued a revision and replacement of SFAS 141(“SFAS 141R”), “Business Combinations,” to increase the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R replaces SFAS 141, “Business Combinations” but, retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is to be applied prospectively. Early adoption is prohibited. SFAS 141R will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which does not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company does not believe that the adoption of SFAS 160 would have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” to enhance the current disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. Early adoption is encouraged. The Company does not believe that the adoption of SFAS 161 would have a material effect on its consolidated financial position, results of operations or cash flows.

(3)    Inventories

Inventories consisted of the following at December 31, 2008 and 2007:

	2008	2007
Raw materials	$1,143,816	$1,286,016
Work-in-process	3,020,633	1,875,069
Finished goods	770,733	359,313
Allowance	(547,510)	(497,311)

Total inventories	$4,387,672	$3,023,087

(4)    Marketable Securities

During 2007, the Company sold its investment in marketable securities. Cash proceeds from the sale were $1,169,565, resulting in a realized gain of $1,035,062. As of December 31, 2008 and 2007 the Company did not own any marketable securities.

(5)    Costs, Estimated Earnings, and Related Billings on Uncompleted Contracts

Contracts in progress at December 31, 2008, and 2007 consisted of the following:

	2008	2007
Cost incurred on uncompleted contracts	$14,493,011	$12,038,266
Estimated earnings	3,181,392	2,229,680

	17,674,403	14,267,946
Billings on uncompleted contracts	(17,080,694)	(13,711,256)

	$593,709	$556,690

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Costs, estimated earnings, and related billing on uncompleted contracts consisted of the following at December 31, 2008, and 2007:

	2008	2007
Cost and estimated earnings in excess of billings on uncompleted contracts	$3,481,270	$3,139,065
Billings in excess of cost and estimated earnings on uncompleted contracts	(2,887,561)	(2,582,375)

	$593,709	$556,690

(6)    Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2008, and 2007:

Category	Estimated useful lives (years)	2008	2007
Buildings and improvements	15-25	$4,023,869	$3,859,235
Office equipment and furniture	2-7	1,376,882	1,157,744
Automobiles and trucks	2-5	753,669	767,579
Machinery and shop equipment	2-10	4,996,961	4,135,271

		11,151,381	9,919,829
Less: accumulated depreciation and amortization		5,998,210	4,975,557

		5,153,171	4,944,272
Land		348,880	348,880
Construction in progress		102,057	64,374

		$5,604,108	$5,357,526

During the years ended December 31, 2008 and 2007, depreciation and amortization charged to operations amounted to $1,098,762 and $926,494, respectively. Of these amounts, $707,707 and $765,332 was charged to cost of sales while $385,055 and $161,162 was charged to selling, general and administrative expenses for the years ended December 31, 2008 and 2007, respectively.

(7)    Advances to and Investment in Joint Ventures

The Company owns 49% of M&I Electric Far East PTE Ltd. (“MIEFE”) which provides additional sales and technical support in Asia. The Company’s equity in income of the joint venture was $363,071 and $351,700 for the years ended December 31, 2008 and 2007, respectively. Sales made to the joint venture were $178,157 and $536,638 for the years ended December 31, 2008 and 2007, respectively. Accounts Receivable from MIEFE were $218,494 and $40,336 at December 31, 2008 and 2007, respectively. Sales to the joint venture are made on an arms length basis and intercompany profits, if any are eliminated in consolidation.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Summary financial information of MIEFE in U.S. dollars was as follows at December 31, 2008 and 2007:

	2008	2007
Assets:
Total current assets	$3,839,000	$2,804,000
Total non-current assets	29,000	14,000

Total assets	$3,868,000	$2,818,000

Liabilities and equity:
Total current liabilities	$1,789,000	$1,134,000
Total partnership equity	2,079,000	1,684,000

Total liabilities and equity	$3,868,000	$2,818,000

Gross sales	$3,297,000	$5,742,000
Net income	$753,000	$718,000

The Company has a joint venture agreement and holds a 40% interest in a Chinese company, BOMAY, that builds electrical systems for sale in China. The majority partner in this joint venture is a subsidiary of a major Chinese oil company. M&I made an investment of $1 million in 2006 and made an additional $1 million investment in 2007. The Company’s equity in income of the joint venture was $2,258,273 and $1,348,300 for the years ended December 31, 2008 and 2007, respectively. Summary financial information for BOMAY in U.S. dollars was as follows at December 31, 2008 and 2007:

	2008	2007
Assets:
Total current assets	$42,030,000	$27,756,000
Total non-current assets	4,810,000	3,366,000

Total assets	$46,840,000	$31,122,000

Liabilities and equity:
Total current liabilities	$32,744,000	$20,122,000
Total partnership equity	14,096,000	11,000,000

Total liabilities and equity	$46,840,000	$31,122,000

Gross sales	$55,032,000	$49,370,000
Net income	$5,626,000	$3,397,000

The Company made certain adjustments to the reported results that it believes are necessary to comply with accounting principles generally accepted in the U.S.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s investment in and advances to its joint ventures were as follows as of December 31, 2008 and 2007:

	2008	2007
Investment in MIEFE joint venture:
Balance at beginning of year	$17,469	$17,469
Additional amounts invested	—	—

Total investment at end of year	17,469	17,469

Undistributed earnings:
Balance at beginning of year	698,288	609,187
Equity in earnings of MIEFE	363,071	351,700
Dividend distributions	(178,843)	(262,599)

Total undistributed earnings at end of year	882,516	698,288

Foreign currency translation adjustments:
Balance at beginning of year	103,122	—
Change during the year	9,124	103,122

Total foreign currency translation adjustments	112,246	103,122

Total investment in MIEFE at end of year	1,012,231	818,879

Investment in BOMAY joint venture:
Balance at beginning of year	2,033,000	1,000,000
Additional amounts invested	—	1,033,000

Total investment at end of year	2,033,000	2,033,000

Undistributed earnings:
Balance at beginning of year	1,354,468	6,168
Equity in earnings of BOMAY	2,258,273	1,348,300
Consolidation adjustment	128,708	—
Dividend distributions	(1,014,938)	—

Total undistributed earnings at end of year	2,726,511	1,354,468

Foreign currency translation adjustments:
Balance at beginning of year	59,391	—
Change during the year	153,103	59,391

Total foreign currency translation adjustments	212,494	59,391

Total investment in BOMAY at end of year	4,972,005	3,446,859

Total investment in joint ventures	$5,984,236	$4,265,738

(8)    Income Taxes

The components of profit before taxes for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
United States	$168	$(834,869)
Foreign	2,554,561	1,700,000

Total profit / (loss) before taxes	$2,554,729	$865,131

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The components of the provision for income taxes for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Current Provision:
United States	$—	$—
Foreign	—	—
States (United States)	11,670	—

Total current provision	11,670	—

Deferred Provision:
United States	820,000	249,792
Foreign	—	—
States (United States)	66,210	25,116

Total deferred provision	886,210	274,908

Total provision for income taxes	$897,880	$274,908

Significant components of the Company’s deferred federal income taxes were as follows:

	2008	2007
Deferred tax assets:
Accrued liabilities	$223,187	$137,217
Provision for bad debt	192,756	202,850
Property and equipment	33,661	—
Long-term contracts	10,439	110,716
Net operating loss	2,357,329	3,442,466
Section 263A	207,362	—
Other	134,749	22,625

Net deferred tax assets	3,159,483	3,915,874

Deferred tax liabilities:
Equity in foreign investments	(1,138,762)	(804,364)
Property and equipment	—	(204,579)
Translation gain	(116,747)	(58,505)

Net deferred tax liability	(1,255,509)	(1,067,448)

Net deferred assets	$1,903,974	$2,848,426

The net operating loss deferred tax asset includes the estimated benefit of $9,428,894 in net operating losses acquired from American Access Technologies, Inc, subject to the utilization limitation under Section 382 of the Internal Revenue Code.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The difference between the effective income tax rate reflected in the provision for income taxes and the amounts, which would be determined by applying the statutory income tax rate of 34%, is summarized as follows:

	2008	2007
Tax provision at 34% U.S. statutory rate	$868,608	$306,000
State taxes	72,167	20,328
Nondeductible expense	17,000	21,786
DP expense (benefit)	—	(29,048)
Other	(59,895)	(44,158)

Total tax provision	$897,880	$274,908

(9)    Revolving Credit Agreement

Effective June 30, 2008, the Company amended its revolving credit agreement with JP Morgan Chase Bank, N.A. As amended, the bank provides us with a revolving credit line not to exceed the lower of $10,000,000 or the sum of 80% of eligible accounts receivable plus 40% of the aggregate amount of eligible inventory, not to exceed $500,000. As of December 31, 2008 and 2007, $4,000,000 and $5,000,000 was outstanding, respectively under this agreement.

Borrowings under the agreement bear interest at an annual rate based on the 30 day LIBOR rate (1.08% at December 31, 2008) plus 1.75%. The agreement is collateralized by trade accounts receivable, inventories, and work-in-process. Our M&I and AAT subsidiaries are guarantors of the loan. Loans under the agreement must be repaid no later than June 30, 2010.

The terms of the agreement include covenants which provide for customary restrictions, including certain financial covenants and restrictions on the ability of the Company and its subsidiaries to enter into certain transactions, including those that could result in the incurrence of additional liens and indebtedness; the making of loans, guarantees or investments; sales of assets; and payments of dividends or repurchases of our capital stock. At December 31, 2008, we were in compliance with all restrictive covenants.

(10)    Notes Payable to Stockholders

As of December 31, 2007, the Company had uncollateralized notes payable to certain stockholders of $500,000. The notes matured and were paid in full in December 2008. The notes accrued interest at prime rate plus 1% (8.25% at December 31, 2007). Interest expense related to these notes was $32,633 and $45,952 for the years ended December 31, 2008 and 2007, respectively.

(11)    Leases

The Company leases certain facilities and equipment under operating lease agreements, primarily related to the performance of service contracts. Total rental expense for the years ended December 31, 2008 and 2007, amounted to approximately $749,000 and $750,000, respectively.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In March, 2008, the Company entered into a capital lease in order to finance shop equipment and related training expenses related to its American Access segment. The lease term commenced in June, 2008 when the equipment was installed and operational. The lease obligation and capitalized amount at inception were $724,520, the lease term is 60 months. Future minimum lease payments are as follows:

Lease commitments for the years ending December, 31,	Amount
2009	$172,963
2010	172,963
2012	172,963
2013	166,209
2014	54,121

Total future minimum payments	739,219
Less imputed interest	(91,131)

Net present value of future minimum lease payments	$648,088

(12)    Common Stock

The Company had issued two series of common stock prior to the merger described in Notes 1 and 17. The Series A common stock has the right to elect one less than a majority of the directors of the Company while Series B common stock has the right to elect a majority of the directors of the Company. Both the Series A and Series B common stock do not have cumulative voting rights in the election of directors. Except as previously noted, the two series of common stock have identical rights. These shares were exchanged at the merger date.

During 2008, 4,394 shares of Company stock were issued in connection with an Employee Stock Purchase Plan that commenced in April 2008. In February 2009, approximately 13,000 shares were issued in connection with the 2008 Restricted Stock Units Plan.

(13)    Commitments and Contingencies

The Company is subject to legal proceedings and claims incident to the ordinary course of its business. Management believes that the ultimate resolution of such matters will not materially affect the consolidated financial position or results of operations of the Company.

On September 1, 1999, the Company created a group medical and hospitalization minimum premium insurance program. For the policy year ended August 2008, the Company is liable for all claims each year up to $50,000 per insured, or $1,375,000 in the aggregate. An outside insurance company insures any claims in excess of these amounts. The Company’s expense for this minimum premium insurance programs totaled $1,139,451 and $813,054 during the years ended December 31, 2008 and 2007, respectively. Insurance reserves included in accrued liabilities were approximately $109,000 and $120,000 at December 31, 2008 and 2007, respectively.

(14)    Employee Benefit and Bonus Plans

The employees of the Company are eligible to participate in a 401(k) plan sponsored by the Company. The plan is a defined contribution 401(k) Savings and Profit Sharing Plan (the “Plan”) that covers all full-time employees who meet certain age and service requirements. Employees may contribute up to 20% of their annual gross pay through salary deferrals. The Company may provide discretionary contributions to the Plan as determined by the Board of Directors. For the years ended December 31, 2008 and 2007, the Company made contributions of approximately $144,000 and $133,000, respectively.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company maintains an “Executive Performance” bonus plan, which covers approximately 40 officers and certain key employees. Under the plan, the participants receive a percentage of a bonus pool based primarily on pre-tax income in relation to budget. The Board of Directors approves the executive performance plan at the beginning of each year. During the years ended December 31, 2008 and 2007, the Company recorded approximately $476,000 and $304,000 under the plan, respectively, of which approximately $476,000 and $304,000 was included in accrued expenses as of December 31, 2008 and 2007, respectively.

(15)    Stock Options

Following is a summary of the stock options outstanding as of December 31, 2008 and 2007 and the related activity:

	2008	2008 Weighted Average Exercise Price	2007	2007 Weighted Average Exercise Price
Outstanding at beginning of year	492,940	$8.70	762,140	$7.38
Options granted	86,210	$4.09	26,880	$4.55
Options exercised	0	$—	(66,000)	$3.90
Options forfeited	(45,713)	$4.09	—	$—
Options expired	(82,500)	$5.63	(230,080)	$6.14

Outstanding at end of year	450,937	$8.37	492,940	$8.28

Exercisable at end of year	440,813	$8.47	492,940	$8.28

On February 5, 2009, the Board of Directors approved the grant of 145,000 restricted stock units to members of management and key employees. The valuation date of these grants was February 27, 2009 when the stock had a value of $1.85. The grants are generally subject to the substantial achievement of 2009 budgeted performance and other individual metrics. In addition, the awards vest in 25% increments over the next four years.

(16)    Segment Reporting

The Company follows SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” which governs the way the Company reports information about its operating segments.

Management has organized the Company around its products and services and has three reportable segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”). TP&S develops, manufactures, provides and markets switchgear and variable speed drives. The service component of this segment includes retrofitting equipment upgrades, startups, testing and troubleshooting electrical substations, switchgear, drives and control systems. Additionally, joint venture equity income is included in TP&S income before income taxes because their operations are exclusively involved in TP&S activities. The E&I segment installs electrical equipment for the energy, water, industrial, marine and commercial markets. The AAT segment manufacturers and markets zone cabling products and manufactures formed metal products of varying designs.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Following are selected financial details regarding the Company’s reportable segments (in thousands):

	2008	2007
Revenues:
Technical products and services	$34,068	$30,050
Electrical and instrumentation construction	23,163	20,251
American Access	8,156	5,364

	$65,387	$55,665

Gross Profit:
Technical products and services	5,181	3,870
Electrical and instrumentation construction	1,353	(622)
American Access	1,853	1,251

	$8,387	$4,499

Income before income taxes:
Technical products and services	4,446	3,433
Electrical and instrumentation construction	(561)	(1,688)
American Access	186	277
Corporate and other unallocated expenses	(1,516)	(1,157)

	$2,555	$865

Selling, general and administrative expenses are directly allocated to its TP&S and E&I business segments based on their revenue because these expenses are centrally controlled and incurred. AAT’s selling general and administrative expenses are captured directly.

Approximately 26% and 37% of Technical Products and Services were sold into international markets in 2008 and 2007, respectively. These sales are made in US dollars and are generally settled prior to shipment or are secured by irrevocable letters of credit. All of Electrical and Instrumentation Construction sales are made in the United States. The Company’s only assets that are held outside the United States are the Singapore and Chinese affiliates (Note 7). The functional currencies of our affiliates are their respective local currencies.

(17)    Merger

Prior to May 15, 2007, we were known as American Access Technologies, Inc. (“American Access”, “AAT”). On May 15, 2007, we completed a business combination (the “Merger”) with M&I Electric Industries, Inc. (“M&I”). Because the stockholders of M&I were issued approximately 80% of the voting stock of the combined company in the Merger, for accounting purposes, AAT was deemed to be the acquired entity in the Merger, and the Merger was accounted for as a reverse acquisition. Upon completion of the merger, all outstanding shares of M&I stock were exchanged for 6,079,692 shares (as adjusted for the reverse stock split discussed above) of American Access common stock at par value of $0.001.

In connection with the Merger, the name of the Company was changed to American Electric Technologies, Inc. and a 1-for-5 reverse stock split of our common stock was affected. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger, and the 1-for-5 reverse split of our common stock on May 15, 2007.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Our financial statements reflect the historical results of M&I prior to the Merger and that of the combined company following the Merger, and do not include the historical results of AAT prior to the Merger. For year ended December 31, 2007, the results of operations reported for the Company includes a full twelve months of operations for M&I and seven and one half months of operations for AAT (May 15, 2007 through December 31, 2007).

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

The following unaudited pro forma information presents a summary of our consolidated results of operations for the year ending December 31, 2007 as if the merger had been completed on January 1, 2007:

Revenue	$58,634,561
Net income	$(31,874)
Pro forma income per share basic and diluted	$—
Weighted average shares outstanding:
Basic	7,058,529
Diluted	7,059,447

(18)    Quarterly Information (Unaudited)

Below is the Company’s summary results of operations on a quarterly basis for the two most recent fiscal years (in thousands):

	2008 Quarters
	First	Second	Third	Fourth	Total
Revenues	$16,977.8	$16,572.3	$14,827.6	$17,009.4	$65,387.1
Gross Profit	2,229.8	2,241.5	1,464.7	2,450.8	8,386.8
Net income (loss)	202.2	516.5	13.1	925.0	1,656.8

Earnings per share:
Basic	0.030	0.070	0.002	0.120	0.220
Fully Diluted	$0.030	$0.070	$0.002	$0.120	$0.210

	2007 Quarters
	First	Second	Third	Fourth	Total
Revenues	$12,318.3	$13,756.2	$13,117.4	$16,472.6	$55,664.5
Gross Profit	1,388.4	1,808.2	1,532.5	-229.2	4,499.9
Net income (loss)	738.5	685.8	309.4	-1,143.5	590.2

Earnings per share:
Basic and fully diluted	$0.12	$0.10	$0.08	$(0.15)	$0.08

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 12, 2008)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by Reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed February 9, 2009)

10.1	Employee 2000 Stock Option Plan. (Incorporated by Reference to Exhibit 8.16 to Registrant’s Annual Report on Form 10-QSB as filed April 20, 2000.)*

10.2	Directors 2000 Stock Option Plan. (Incorporated by Reference to Exhibit 8.17 to Registrant’s Annual Report on Form 10-QSB as filed April 20, 2000.)*

10.3	2007 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*

10.4	Non-Employee Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*

10.5	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*

10.6	Amended 2000 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)*

10.7	Amended 2000 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)*

10.8	Manufacturing and Marketing Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (portions omitted pursuant to a request for confidentiality.) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)

10.9	Stock Purchase and Sale Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)

10.10	Standstill Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)

10.11	2004 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 4, 2004.)*

10.12	2004 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 4, 2004.)*

10.13	Form of Employees Stock Option Agreement under 2004 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-8; file number 333-118178.)*

10.14	Form of Director Stock Option Agreement under 2004 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form S-8; file number 333-118178.)*

10.15	S Summary of Non-Employee Director compensation—August 2007. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB, filed August 14, 2007)*

10.16	Summary of compensation for named executive officers—February 2009*

10.17	Employment Agreement with Timothy C. Adams dated November 27, 2006 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-KSB filed March 12, 2007)*

10.18	Loan Agreement between Registrant and JP Morgan Chase Bank, N.A. dated October 31, 2007 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2007)

10.19	First Amendment to Loan Documents between Registrant, M&I Electric Industries, Inc., American Access Technologies, Inc. and JP Morgan Chase Bank, N.A. effective June 30, 2008. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008)

10.20	Consulting Agreement with Stuart Schube and Acorn Ventures, Inc. dated November 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2007) *

10.21	Form of Employee Stock Option Award Agreement under 2007 Employee Stock Incentive Plan.* (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008)

10.22	Form of Restricted Stock Unit Award Agreement under 2007 Employee Stock Incentive Plan.* (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008)

10.23	Employment Agreement commencing March 1, 2009 between Charles M. Dauber and Registrant.*

10.24	Employment Agreement between John H. Untereker and Registrant. (Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008.)*

10.25	Deferred Compensation Plan for executives *

10.26	Form of Director Stock Option Amendment dated December 14, 2006, under 2004 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB filed March 12, 2007)*

10.27	Notification of annual salary and target for performance bonus compensation *

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB filed March 21, 2004.)

21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008)

23.1	Consent of Ham, Langston & Brezina, LLP

31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Financial Officer.

32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement.