Form 10-Q
period 2009-03-31
American Electric Technologies Inc
filed 2009-05-12
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 000-24575

AMERICAN ELECTRIC TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Florida	59-3410234
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6410 Long Drive, Houston, TX 77087

(Address of principal executive offices)

(713) 644-8182

(Registrant’s telephone number)

Indicate by check mark whether the registrant(1)filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(S. 232.405 of this chapter) during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2009, the registrant had 7,689,232 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended March 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Unaudited

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$835,357	$148,598
Accounts receivable-trade, net of allowance of $588,059 and $535,433, respectively	12,939,009	16,290,406
Accounts receivable-other	322,440	343,644
Income taxes receivable	52,681	59,754
Inventories, net	4,268,695	4,387,672
Costs and estimated earnings in excess of billings on uncompleted contracts	4,873,299	3,481,270
Prepaid expenses and other current assets	416,941	289,073
Due from employees	55,988	49,437
Deferred income taxes	724,923	724,923

Total current assets	24,489,333	25,774,777
Property, plant and equipment, net	5,545,769	5,604,108
Other assets, net	154,021	155,340
Advances to and investments in joint ventures	6,629,170	5,984,236
Deferred tax asset	1,201,053	1,179,051

Total assets	$38,019,346	$38,697,512

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,276,668	$6,077,050
Accrued payroll and benefits	1,118,218	1,546,726
Other accrued expenses	171,257	368,134
Billings in excess of costs and estimated earnings on uncompleted contracts	1,596,987	2,887,561
Income tax payable	352,215	—
Short-term notes payable	126,588	126,588

Total current liabilities	9,641,933	11,006,059
Notes payable	4,487,964	4,521,502
Deferred compensation	207,491	241,482

Total liabilities	14,337,388	15,769,043
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,683,531 and 7,665,635 shares issued and outstanding March 31, 2009 and December 31, 2008, respectively	7,683	7,665
Additional paid-in capital	7,455,940	7,316,593
Accumulated other comprehensive income	170,529	207,991
Retained earnings	16,047,806	15,396,220

Total stockholders’ equity	23,681,958	22,928,469

Total liabilities and stockholders’ equity	$38,019,346	$38,697,512

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended March 31,
	2009	2008
Net sales	$15,978,166	$16,977,776
Cost of sales	13,750,083	14,747,947

Gross profit	2,228,083	2,229,829
Operating expenses:
General and administrative	1,283,573	1,611,963
Selling	527,251	540,113

Total operating expenses	1,810,824	2,152,076

Income from operations	417,259	77,753
Other income (expense):
Equity in income of joint ventures	704,398	327,854
Interest expense	(34,625)	(83,282)
Other, net	(73,741)	(1,366)

Total other income (expense)	596,032	243,206

Income before income tax expense	1,013,291	320,959

Income tax expense	361,705	118,754

Net income	$651,586	$202,205

Net income per common share:
Basic	$0.08	$0.03
Diluted	$0.08	$0.03
Weighted-average shares:
Basic	7,674,406	7,661,241
Diluted	7,757,927	7,701,241

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$651,586	$202,205
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for bad debt	52,626	20,493
Depreciation and amortization	265,983	257,569
Gain on sale of property and equipment	(650)	(4,176)
Deferred compensation	23,792	11,000
Equity income from joint venture	(704,398)	(327,854)
Change in operating assets and liabilities:
Accounts receivable (including other)	3,313,424	1,593,336
Income taxes receivable/payable	359,288	139,808
Inventories	118,977	124,205
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,392,029)	(2,185,642)
Prepaid expenses and other assets	(127,868)	39,513
Accounts payable and accrued liabilities	(355,992)	521,920
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,290,574)	489,094

Net cash provided by in operating activities	914,165	881,471

Cash flows from investing activities:
Purchases of property, plant and equipment	(206,325)	(110,539)
Proceeds from disposal of property, plant and equipment	650	5,054

Net cash used in investing activities	(205,675)	(105,485)

Cash flows from financing activities:
Proceeds from sale of common stock	11,807	—
Capital lease obligation payment	(33,538)	—

Net cash used in financing activities	(21,731)	—

Net increase in cash and cash equivalents	686,759	775,986
Cash and cash equivalents, beginning of period	148,598	593,494

Cash and cash equivalents, end of period	$835,357	$1,369,480

Supplemental disclosures of cash flow information:
Interest paid	$24,035	$89,950

Income taxes paid	$9,490	$—

Supplemental disclosures of non-cash activities:
Assets acquired with direct financing lease	$—	$724,520

Reclassification of deferred compensation to paid-in-capital	$115,766	$—

See the accompanying notes to the condensed unaudited consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

March 31, 2009

1. Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and Subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of March 31, 2009 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2009 and results of operations for the three months ending March 31, 2009 and 2008. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The statements should be read in conjunction with the Company’s financial statements filed on our Annual Report on Form 10-K for the year ended December 31, 2008 which was filed on March 27, 2009.

The accompanying interim consolidated financial statements include the accounts of American Electric Technologies, Inc. and its Subsidiaries. We have eliminated all significant inter-company balances and transactions in consolidation.

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

3. Net Income per Common Share

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, which requires the presentation of both basic and diluted income per share. In accordance with SFAS Statement No. 128, basic earnings per common share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and other stock units subject to anti-dilution limitations.

Basic net income per common share has been computed based upon the weighted average number of shares of common stock outstanding for the three months ended March 31, 2009 and 2008.

4. Stock-Based Compensation

On February 7, 2009, the Board of Directors approved the grant of 145,000 restricted stock units to members of management and key employees. The valuation date of these grants was February 27, 2009 when the stock had a value of $1.66. The grants will vest 25% on each of the next four anniversary dates. The grants are subject to the substantial achievement of 2009 budgeted performance and other individual metrics. The ultimate number restricted stock units will be determined based on the attainment of certain company and individual performance targets during the 2009 fiscal year.

The annual pretax cost for these grants will approximate $60,000 for each of the next four years based on the assumption that 2009 performance measurements are achieved.

The Company instituted an Employee Stock Purchase Plan in April, 2008 that is non compensatory under the guidelines of SFAS 123R. During the three months ended March 31, 2009, 3,824 shares were issued under this plan. Paid in capital increased during the period by $139,347 primarily due to the Company’s stock based compensation program grants in 2008 and 2009.

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

Following are selected financial details regarding the Company’s reportable segments for the three months ended March 31, 2009 and 2008:

	2009		2008
	Amount	Percent	Amount	Percent
Revenues
Technical Products and Services	$9,657,404	60.44%	$9,266,371	54.58%
Electrical and Instrumentation Const.	4,985,682	31.20%	5,737,196	33.79%
AAT	1,335,080	8.36%	1,974,209	11.63%

Total	$15,978,166	100.00%	$16,977,776	100.00%

Gross Profit
Technical Products and Services	$2,237,350	23.17%	$1,188,648	12.83%
Electrical and Instrumentation Const.	(88,378)	-1.77%	549,700	9.58%
AAT	79,111	5.93%	491,481	24.90%

Total	$2,228,083	13.94%	$2,229,829	13.13%

Income before Income taxes:
Technical Products and Services	$2,128,594	22.04%	$622,159	6.71%
Electrical and Instrumentation Const.	(472,720)	-9.48%	77,762	1.36%
AAT	(308,019)	-23%	77,863	3.94%
Corporate and Other Unallocated	(334,564)	-25.06%	(456,825)	-23.14%

Total	$1,013,291	6.34%	$320,959	1.89%

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

Approximately 30% to 35% of TP&S sales are sold into international markets. These sales are made in US dollars and are generally settled prior to shipment or are secured by irrevocable letters of credit; all E&I sales are made in the United States although some services are performed internationally; and all of AAT’s sales are made in the United States.

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

Equity in income of joint ventures includes $551,392 and $327,854 for the three month periods ending March 31, 2009 and March 31, 2008, respectively, from the China joint venture. Net income from the Singapore joint venture resulted in $153,006 and $-0- in equity income for the quarters ending March 31, 2009 and March 31, 2008, respectively.

The Company reported Comprehensive Income (Loss) of $(37,462) and $113,968 for the three months ending March 31, 2009 and 2008, respectively arising from the translation of the aforementioned investee company balance sheets presented in their functional currencies.

BOMAY declared a dividend in March, 2009 from which AETI received approximately $1.5 million during the second quarter.

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

The TP&S segment records revenue from its field and technical service and repair operations on a completed service basis after customer acknowledgement that the service has been completed and accepted. Approximately 10 % of the Company’s consolidated revenues are recorded on this basis. In addition, the TP&S segment sells certain purchased parts and products. These revenues are recorded when the product is shipped and title passes to the customer. Less than 2% of the Company’s consolidated revenues are recorded on this basis. The Company’s AAT segment recognizes revenue when ownership of the manufactured product passes to their customer which generally occurs upon product shipment.

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

9. Revolving Credit Agreement

Effective June 30, 2008, the Company amended its revolving credit agreement with JP Morgan Chase Bank, N.A. As amended, the bank provides us with a revolving credit line not to exceed $10,000,000 or the sum of 80% of eligible accounts receivable plus 40% of the aggregate amount of eligible inventory, whichever is less. As of March 31, 2009, $4,000,000 was borrowed under this line of credit.

Borrowings under the agreement bear interest at the 30 day LIBOR rate (0.53% at March 31, 2009) plus 1.75% per year. The agreement is collateralized by trade accounts receivable, inventories, and work-in-process. Our M&I and AAT subsidiaries are guarantors of the loan. Loans under the agreement must be repaid no later than June 30, 2010.

The terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios and a restriction from paying dividends without prior written consent of the bank. At March 31, 2009, we were in compliance with all restrictive covenants.

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

The effective tax rate was 36% and 37% for the three months March 31, 2009 and 2008, respectively, reflecting the Federal statutory rate of 34% and the effect of state and foreign income taxes.

We are subject to income tax in jurisdictions outside the United States, none of which are individually material to our financial position, cash flows, or results of operations.

11. Finance Lease Arrangement

In March, 2008, the Company’s American Access segment entered into a capital lease in order to finance shop equipment and related training expenses. The lease term commenced when the equipment was installed and operational in June, 2008. The lease obligation and capitalized amount at inception were $724,520, the lease term is 60 months and the monthly payments are approximately $14,000 per month. Depreciation expense related to the capitalized lease will approximate $75,000 per year and $18,734 is included in the 2009 results to date.

12. Comprehensive Income (Loss)

The Company incurred a reduction in comprehensive income of $37,462 due to an unrealized translation loss arising primarily from the strengthening of the US dollar against the Singapore dollar.

13. Commitments and Contingencies

The Company is party to a number of lawsuits in the normal course of business that upon resolution are not estimated to have a material impact on its financial position. During the latter part of 2008, the Company performed electrical system repair and refurbishment work at a chemical plant as a result of damage caused by Hurricane Ike. As of March 31, 2009, $1.3 million was owing from the customer, not including reserves. When collection efforts were not successful, in early 2009, the Company filed a mechanic’s lien and a lawsuit to collect the amount owing. Recently, the customer filed a counterclaim in an amount in excess of the account receivable on allegations of defective workmanship and consequential damages. Based on preliminary analysis, the Company believes that it has good and meritorious basis for its claim and that the counterclaim is without merit and accordingly, has made no additional provisions in the interim financial statements for this contingency.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q and the financial statements in the 2008 Annual Report on Form 10-K filed on March 27, 2009. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

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

These statements, including statements regarding our capital needs, business strategy, expectations and intentions, are subject to numerous risks and uncertainties, many of which are beyond our control, including our ability to maintain key products’ sales or effectively react to other risks including those discussed in Part I, Item 1A, Risk Factors, of our 2008 Annual Report on Form 10-K filed on March 27, 2009. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The Company has facilities and sales offices in Texas, Mississippi and Florida. We have minority interests in joint ventures which have facilities in Singapore and Xian, China.

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

Our significant accounting policies are more fully described in the financial statements filed in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission March 27, 2009. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (“SPE”s), nor do we have any “variable interest entities” (“VIE”s), as defined by FASB’s Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.

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

Contingencies - In accordance with SFAS No. 5, Accounting for Contingencies, we record an estimated loss from a loss contingency when information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Contingencies are often resolved over long time periods, are based on unique facts and circumstances, and are inherently uncertain. We regularly evaluate current information available to us to determine whether such accruals should be adjusted or other disclosures related to contingencies are required. We are a party to a number of legal proceedings in the normal course of our business for which we have made appropriate provisions where we believe an ultimate loss is probable. The ultimate resolution of these matters, individually or in the aggregate is not likely to have a material impact on the company’s financial position.

Equity in Joint Venture Income - The Company accounts for its investments in the joint ventures using the equity method. Under the equity method, the Company records its pro-rata share of joint venture income or losses and adjusts the basis of its investment accordingly.

Consolidated comparison of the three months ended March 31, 2009 and 2008 (in thousands).

Revenues and Gross Profit - Total consolidated net sales decreased $999.6 or 5.9%, to $15,978.2 for the three months ended March 31, 2009 over the comparable period in 2008. The decrease occurred due to a $751.5 decline in E&I Construction sales, primarily due reduced new school construction activity and a $639.1 reduction in AAT’s zone cabling sales. These declines were partially offset by a $391.0 net increase in TP&S revenues.

Consolidated cost of sales for the three months ended March 31, 2009 was $13,750.1, a $997.9 decrease, or 6.8%, over the first quarter of 2008. The decline in cost of sales is primarily due to the reduced overall sales referred to above and declines in labor, material and related costs associated with the sales activity. Cost of sales, as a percentage of net sales declined from 86.9% to 86.1% which primarily relates to higher proportion of higher margin TP&S sales.

Consolidated gross profit during the three-month period ended March 31, 2009 was essentially unchanged at $2,228.1 from the prior year period in spite of the reduced sales. This stability is associated with improved sales mix primarily attributable to reduced lower margin E&I Construction sales and increases in TP&S revenues. Consolidated gross profit as a percent of net sales was 13.9% during the three-month period, compared to 13.1% in the prior year and this improvement is related to the overall percentage cost improvement noted above as well as the favorable revenue mix. Gross profit percentages in the TP&S segment increased and AAT and E&I Construction reported declines.

Selling, General and Administrative Expenses - Total consolidated selling, general and administrative expenses were $1,810.8 during the three-month period ended March 31, 2009, a decline of $341.3 from the prior year period. This improvement is principally attributable to reductions in compensation expense of $153.5, lower Sarbanes Oxley compliance costs of $51.0, less recruiting expense of $21.0, lower bad debt provisions of $32.0 and lower performance based compensation of $22.0.

Other Income and Expense - Consolidated other income and expense increased by $352.8 due to the increase of $376.5 in equity in joint venture income, primarily due to increased earnings in Singapore and China of $184 and $173, respectively. Interest expense was lower by $49 due primarily to lower interest rates and a $1 million reduction in average loans outstanding. The 2009 results were negatively impacted by $29 in additional costs related to the Chinese joint venture and the settlement of several legal claims $25.

Provision for Income Taxes - The consolidated income tax expense was substantially increased because of the $692.4 increase in earnings before income taxes as explained above. The slight decline in the effective tax rate to 35.7% from 36.9% is due to an increase in the estimated credits from deemed foreign income taxes because of higher earnings from the Singapore affiliate.

Net Income - Net income for the three months ended March 31, 2009 was $651.6 compared to $202.2 for the prior year period. The increase in net income is primarily attributable to the lower cost of goods sold, a 15.9% improvement in selling, general and administrative expenses, higher other income partially offset by increased taxes on income.

SEGMENT COMPARISON:

Technical Products and Services - The TP&S segment revenues increased $391.0 from $9,266.4 for the first quarter of 2008 to $9,657.4 for the first quarter of 2009. The 4.2% increase in revenues for this segment reflects consistent demand for the company’s products and services. Manufacturing revenues reflected a higher proportion of electrical drive systems than the prior year quarter.

Gross profits for the TP&S segment for the first quarter of 2009 were $2,237.4, an increase of $1,048.8 over the prior year level of $1,188.6 due primarily to the revenue mix impact noted above. The higher proportion of electrical drive system projects caused the gross profit percentage to improve by 10.3% to 23.2%. Gross profits were additionally favorably impacted by a $200.0 recovery of 2008 cost overruns from a marine system project. Technical Products & Services income before taxes for the first quarter of 2009 was $2,128.6, an increase of $1,506.4 over 2008 of $622.2 due to the increased gross profit, improved equity income and reduced corporate overhead allocations.

The backlog for the TP&S segment was approximately $10.1 million as of March 31, 2009, a decline of approximately $4.3 million since December 31, 2008. All of this backlog should be realized in revenues for the remainder of the fiscal year. There is a high degree of uncertainty regarding the demand level for the segment’s products and services during the second half of the fiscal year.

Electrical & Instrumentation Construction - The E&I segment reported sales of $4,985.7 in the first quarter of 2009, a decline of $751.5 over the initial quarter of 2008. The primary reason for the reduced sales was the $2,463.0 decline occasioned by the planned withdrawal from the new school contracting business. Reduced wastewater treatment plant sales ($1,253.0) and marine electrical contracting weakness ($467.0) were offset by increased revenues from mobile data center construction ($1,576.0) and power house projects ($567). The moderation in rate of increase from prior quarters was due to working down the backlog in the new school electrical projects. Increases in the waster water treatment plant business were offset by a decline in the marine market.

Gross profits for the E&I segment during the first quarter of 2009 were a negative $88.4, a $638.1 decline from the prior year. The reduced gross profit is attributable to the $511.0 decrease in gross profits from the new school construction market and reductions occasioned by lower revenues in wastewater treatment plants ($442.5) and marine construction ($83.8). These declines were partially offset by the gross profit improvements due to sales increases in the data center business ($292.2) and power house construction ($127.7). The negative gross profit in this segment is largely attributable to additional costs related to the completion of the final new school construction project. The E&I segment’s loss before taxes for the first quarter of 2009 was $472.7, a decline of $550.5 from 2008. This occurred primarily due to the reduced gross profits explained above partially offset by lower allocated corporate overheads.

The backlog for the E&I segment was approximately $4.8 million as of March 31, 2009, a decrease of $2.3 million since the beginning of the year. The predominance of the backlog should be realized in revenues for the remainder of the fiscal year. The substantial decline in backlog is largely attributable to completion of most of the work in the new school construction market that the company plans to finalize in the near future and weakening conditions in many of the segment’s markets.

American Access Technologies - The American Access segment sales declined $639.1 from the comparable prior year reporting period for this quarter primarily due to a reduction in sales to the zone cabling and value added manufacturing markets. Sales of custom fabrication products partially offset these declines. Gross profits declined by $412.4 due to the decline in sales and a reduced gross profit percentage due to higher manufacturing overheads. Income before income taxes declined $385.9 due to the reduction in gross profits partially offset by lower overall selling, general and administrative overheads. The segment expects some improvement in the prospective quarterly sales levels based on expected increases in its value added manufacturing markets.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, AETI’s cash and cash equivalents were $835.4 compared to $148.6 as of December 31, 2008. As of March 31, 2009, AETI had outstanding borrowings of $4,000 under its revolving credit facility, unchanged from the balance as of December 31, 2008. Net current assets were approximately $14,847.4 and $14,768.8 as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, AETI’s current ratio and long term debt to total capitalization ratios were 2.54 and 15.9%, respectively. The comparable ratios at December 31, 2008 were 2.3% and 19.1%.

AETI’s long term debt as of March 31, 2009 was $4,487.9, on which interest payments are current. This amount includes the long term portion of a capitalized lease obligation described in the financial statement notes. AETI amended its revolving credit facility, effective June 30, 2008 to, amongst other things, increase the line to $10,000 and extend the maturity date to June 30, 2010.

Operating Activities

During the three months ended March 31, 2009, AETI generated cash flows from operations of $914.2 as compared to $881.5 in 2008. Operating cash flow from net income and depreciation was partially offset by the equity income from joint ventures in 2009. Reduced accounts receivable, and inventories and increased income tax payable were partially offset by decreased accounts payable and accrued liabilities and increased prepaid expenses and net milestone billings. The 2008 period can be explained by the same factors except that increased accounts payable and accrued liabilities and prepaid expenses were a source of operating cash flow in the period.

Investing Activities

During the three months ending March 31, 2009, the Company utilized $205.7 in cash from net investing activities compared to utilization of $105.5 in 2008. In 2009, capital expenditures have been $206.3 which is comprised primarily of maintenance capital.

In 2008 the Company invested $110.5 in capital expenditures.

Financing Activities

The Company paid $33.5 in financing costs under a finance lease and received $11.8 in connection with stock purchases under its employee stock purchase plan.

In 2008, AETI did not record any cash flows from financing activities during the first quarter.

The Company believes its existing cash, working capital and unused credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months.

Outlook for Fiscal 2009

There is a high degree of uncertainty regarding the company’s revenue levels for the second half of the fiscal year and as a result, the primary management focus is on increasing our orders for that period and the following year. As previously reported, the company undertook a series of productivity improvement measures which reduced its breakeven levels and reflected itself in improved margins during the most recent fiscal quarter. Management will continue to monitor the company’s sales levels and cost structure and take additional actions as appropriate to maintain AETI’s strong financial position.

The Company has experienced a pronounced decline in its backlog as a result of market demand occasioned by the recent volatility in the financial and commodity markets. Management cannot predict when demand for its traditional products and services will begin to increase so as a result we will continue to adjust base costs and conserve working capital. The Company believes these actions will sustain its strong financial position. In addition, we will maintain our recent product development activities in alternative energy, value added manufacturing and portable data centers in order to augment the revenues from our traditional markets. Although AAT’s sales levels reflected a recent decline due to the zone cabling market decline, its recent efforts to secure additional value-added fabrication customers are likely to restore the unit to break even sales levels during the second quarter of 2009.

Effects of Inflation

AETI has experienced a high degree of volatility in many of its raw materials including copper, steel and aluminum during the last eighteen months. Most recently, these material costs are generally lower than in 2008 and there are no indications that inflationary pressures will be significant in the foreseeable future. We do not believe that this price volatility has had a significant impact on the company’s operating margins primarily due to relatively short cycle times of the company’s purchasing and project completions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through June 30, 2010, subject to optional prepayment in accordance with its terms. At March 31, 2009, the Company had $4,000,000 of variable-rate debt outstanding. At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on LIBOR (0.53% at March 31, 2009) plus 1.75% per year. The agreement is collateralized by trade accounts receivable, inventory and work-in-process.

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

The Company has an investment in its Chinese joint venture, BOMAY. The functional currency of this joint venture is the Chinese Yuan. BOMAY’s financial statements are translated into United States dollars at the rate prevailing at the end of each quarterly reporting period and any resulting adjustment will be recorded as accumulated other comprehensive income in the Company’s consolidated balance sheet.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2009.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect internal control over financial reporting.

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

Date: May 12, 2009

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ ARTHUR G. DAUBER
Arthur G. Dauber
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOHN H. UNTEREKER
John H. Untereker
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)