Form 10-Q
period 2009-06-30
American Electric Technologies Inc
filed 2009-08-11
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File No. 000-24575

AMERICAN ELECTRIC TECHNOLOGIES, INC.

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

As of August 11, 2009, the registrant had 7,695,494 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended June 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	Unaudited June 30, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$1,802,078	$148,598
Accounts receivable-trade, net of allowance of $505,496 and $535,433, respectively	11,243,664	16,290,406
Accounts receivable-other	427,679	343,644
Income taxes receivable	242,922	59,754
Inventories, net	3,784,052	4,387,672
Costs and estimated earnings in excess of billings on uncompleted contracts	4,363,510	3,481,270
Prepaid expenses and other current assets	339,383	289,073
Due from employees	51,790	49,437
Deferred income taxes	724,923	724,923

Total current assets	22,980,001	25,774,777

Property, plant and equipment, net	5,573,650	5,604,108
Other assets, net	152,702	155,340
Advances to and investments in joint ventures	5,807,002	5,984,236
Deferred tax asset	979,330	1,179,051

Total assets	$35,492,685	$38,697,512

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,138,921	$6,077,050
Accrued payroll and benefits	1,091,235	1,546,726
Other accrued expenses	343,413	368,134
Billings in excess of costs and estimated earnings on uncompleted contracts	1,584,840	2,887,561
Short-term notes payable	126,588	126,588

Total current liabilities	7,284,997	11,006,059

Notes payable	4,453,926	4,521,502
Deferred compensation	269,516	241,482

Total liabilities	12,008,439	15,769,043
Commitments and contingencies

Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,689,232 and 7,665,635 shares issued and outstanding June 30, 2009 and December 31, 2008, respectively	7,689	7,665
Additional paid-in capital	7,506,350	7,316,593
Accumulated other comprehensive income	213,353	207,991
Retained earnings	15,756,854	15,396,220

Total stockholders’ equity	23,484,246	22,928,469

Total liabilities and stockholders’ equity	$35,492,685	$38,697,512

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Unaudited

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Net sales	$28,152,333	$33,550,049	$12,174,167	$16,572,273

Cost of sales	25,210,540	29,078,682	11,460,457	14,330,735

Gross profit	2,941,793	4,471,367	713,710	2,241,538

Operating expenses:
General and administrative	2,437,513	2,998,675	1,153,940	1,386,712
Selling	1,101,250	1,194,823	573,999	654,710

Total operating expenses	3,538,763	4,193,498	1,727,939	2,041,422

Income (loss) from operations	(596,970)	277,869	(1,014,229)	200,116

Other income (expense):
Equity in income of joint ventures	1,307,692	1,008,997	603,294	681,143
Interest expense	(68,320)	(148,163)	(33,695)	(64,881)
Other, net	(83,988)	2,202	(10,247)	3,568

Total other income	1,155,384	863,036	559,352	619,830

Income before income tax expense	558,414	1,140,905	(454,877)	819,946

Income tax expense	197,780	422,153	(163,925)	303,399

Net income	$360,634	$718,752	$(290,952)	$516,547

Net income per common share:
Basic	$0.05	$0.09	$(0.04)	$0.07
Diluted	$0.05	$0.09	$(0.04)	$0.07
Weighted-average shares:
Basic	7,681,671	7,658,241	7,688,856	7,658,241
Diluted	7,801,290	7,666,825	7,844,176	7,666,825

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$360,634	$718,752
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Provisions for bad debt	(29,937)	38,717
Depreciation and amortization	521,193	545,302
Gain on sale of property and equipment	(9,144)	(5,675)
Deferred compensation	73,698	—
Stock option grants	—	10,110
Equity income from joint venture	(1,307,692)	(1,008,997)
Deferred federal income tax expense	—	425,317
Change in operating assets and liabilities:
Accounts receivable (including other)	4,990,291	(644,530)
Income taxes receivable/payable	168,705	547,935
Inventories	603,620	(727,194)
Costs and estimated earnings in excess of billings on uncompleted contracts	(882,240)	(1,104,910)
Prepaid expenses and other assets	(50,310)	24,950
Accounts payable and accrued liabilities	(2,348,566)	959,392
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,302,721)	171,269

Net cash provided by (used in) operating activities	787,531	(49,562)

Cash flows from investing activities:
Purchases of property, plant and equipment	(488,097)	(282,275)
Proceeds from disposal of property, plant and equipment	9,144	7,570
Dividends received from joint ventures	1,388,160	178,843

Net cash provided by (used in) investing activities	909,207	(95,862)

Cash flows from financing activities:
Proceeds from sale of common stock	24,318	—
Capital lease obligation payment	(67,576)	—

Net cash used in financing activities	(43,258)	—

Net increase in cash and cash equivalents	1,653,480	(145,424)

Cash and cash equivalents, beginning of period	148,598	593,494

Cash and cash equivalents, end of period	$1,802,078	$448,070

Supplemental disclosures of cash flow information:
Interest paid	$66,380	$148,163

Income taxes paid	$190,240	$30,000

Supplemental disclosures of non-cash activities:
Assets acquired with direct financing lease	$—	$724,520

Reclassification of deferred compensation to paid-in-capital	$115,766	$—

See the accompanying notes to the condensed unaudited consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2009

1. Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and Subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of June 30, 2009 and for the six months and three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2009 and results of operations for the six months and three months ending June 30, 2009 and 2008. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The statements should be read in conjunction with the Company’s financial statements filed on our Annual Report on Form 10-K for the year ended December 31, 2008 which was filed on March 27, 2009.

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

Basic net income per common share has been computed based upon the weighted average number of shares of common stock outstanding for the six months and three months ended June 30, 2009 and 2008.

4. Stock-Based Compensation

On February 7, 2009, the Board of Directors approved the grant of 145,000 restricted stock units to members of management and key employees. The valuation date of these grants was February 27, 2009 when the stock had a value of $1.66. The grants will vest 25% on each of the next four anniversary dates. The grants are subject to the substantial achievement of 2009 budgeted performance and other individual metrics. The ultimate number of restricted stock units will be determined based on the attainment of certain company and individual performance targets during the 2009 fiscal year.

The annual pretax cost for these grants will approximate $60,000 for each of the next four years based on the assumption that 2009 performance measurements are achieved.

The Company instituted an Employee Stock Purchase Plan in April, 2008 that is non compensatory under the guidelines of SFAS 123R. During the six months ended June 30, 2009, 9,525 shares were issued under this plan. Paid-in capital increased during the period by $189,757 primarily due to the Company’s stock based compensation program grants in 2009 and 2008.

5. Recent Accounting Pronouncements

There are no recent financial pronouncements that management expects to have a material impact on the Company’s financial position or results of operations.

6. Segment Information

The Company follows the guidance of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in reporting operating segment information.

Management has organized the Company around products and services and has three reportable segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”). TP&S develops, manufactures, provides and markets switchgear and variable speed drives. The service component of this segment includes retrofitting equipment upgrades, startups, testing and troubleshooting electrical substations, switchgear, drives and control systems. Additionally, joint venture equity income is included in TP&S income before income taxes because their operations are exclusively involved in TP&S activities. The E&I segment installs electrical equipment for the energy, water, industrial, marine, data center and commercial markets. The AAT segment manufacturers and markets zone cabling products and manufactures formed metal products of varying designs.

Following are selected financial details regarding the Company’s reportable segments:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Revenue
Technical Products and Services	$17,807,386	$17,021,946	$8,149,982	$7,755,575
Electrical and Instrumentation Const.	7,029,303	12,457,328	2,043,621	6,720,131
American Access Technologies	3,315,644	4,070,775	1,980,564	2,096,567

Total	$28,152,333	$33,550,049	$12,174,167	$16,572,273

Gross Profit
Technical Products and Services	$3,763,934	$2,475,423	$1,526,584	$1,286,778
Electrical and Instrumentation Const.	(1,284,478)	1,001,560	(1,196,100)	451,828
American Access Technologies	462,337	994,384	383,226	502,932

Total	$2,941,793	$4,471,367	$713,710	$2,241,538

Income (loss) before Income taxes:
Technical Products and Services	$3,470,165	$1,796,148	$1,341,571	$1,174,022
Electrical and Instrumentation Const.	(1,870,525)	(59,302)	(1,397,805)	(137,096)
American Access Technologies	(324,787)	164,570	(16,768)	86,707
Corporate and Other Unallocated	(716,439)	(760,511)	(381,875)	(303,687)

Total	$558,414	$1,140,905	$(454,877)	$819,946

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

Approximately 20% to 25% of TP&S sales are sold into international markets. These sales are made in US dollars and are generally settled prior to shipment or are collateralized by irrevocable letters of credit; all E&I sales are made in the United States although some services are performed internationally; and all of AAT’s sales are made in the United States.

7. Advances to and Investment in Joint Ventures

Assets held by the Company outside of the United States consist of two joint ventures:

•	a 49% interest in M&I Electric Far East, Ltd. (“MIEFE”), a joint venture with Oakwell Engineering, Ltd., in Singapore, and;

•

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which M&I holds a 40% interest with Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), holds 51%, and AA Energies, Inc., holds 9%;

The functional currencies of MIEFE and BOMAY are the Singapore dollar and the Chinese Yuan, respectively.

Equity in income of joint ventures includes $950,470 and $981,771 for the six months ending June 30, 2009 and 2008, respectively, from BOMAY. Net income from MIEFE resulted in $357,222 and $27,226 in equity income for the six months ending June 30, 2009 and 2008, respectively.

The Company reported Comprehensive Income of $5,362 and $172,026 for the six months ending June 30, 2009 and 2008, respectively arising from the translation of the aforementioned investee company balance sheets presented in their functional currencies.

AETI received a dividend from BOMAY of approximately $1.39 million (net of tax withheld) during the second quarter.

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

The TP&S segment records revenue from its field and technical service and repair operations on a completed service basis after customer acknowledgement that the service has been completed and accepted. Approximately 10 % of the Company’s consolidated revenue is recorded on this basis. In addition, the TP&S segment sells certain purchased parts and products. This revenue is recorded when the product is shipped and title passes to the customer. Less than 2% of the Company’s consolidated revenue is recorded on this basis. The Company’s AAT segment recognizes revenue when ownership of the manufactured product passes to their customer which generally occurs upon product shipment.

The asset, “Work-in-process,” which is included in inventories, represents the cost of labor, material, and overhead on jobs for which no revenue has been recognized. For contracts accounted for under the percentage-of-completion method, the asset, “Costs and estimated earnings in excess of billing on uncompleted contracts,” represents revenue recognized in excess of amounts billed and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenue recognized.

Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract. From time to time, as part of the normal management processes, facts develop that require revisions to estimated total costs or revenue. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on contracts accounted for under SOP 81-1 are recognized in the period in which they become known. Projected losses on all other contracts are recognized as the services and materials are provided.

9. Revolving Credit Agreement

Effective June 30, 2009, the Company amended its revolving credit agreement with JP Morgan Chase Bank, N.A. As amended, the bank provides us with a revolving credit line not to exceed $10,000,000 or the sum of 80% of eligible accounts receivable plus 40% of the aggregate amount of eligible inventory, whichever is less. As of June 30, 2009, $4,000,000 was borrowed under this line of credit. A commitment fee of 0.30% is payable on the unused portion of the credit line.

Borrowings under the agreement bear interest at the 30 day LIBOR rate (0.32% at June 30, 2009) plus 2.25% per year. The agreement is collateralized by trade accounts receivable, inventories, and work-in-process. Our M&I and AAT subsidiaries are guarantors of the loan. Loans under the agreement must be repaid no later than July 1, 2011.

The terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios and a restriction from paying dividends without prior written consent of the bank. At June 30, 2009, we were in compliance with all covenants.

10. Taxes on Income

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reported to the taxing authorities. Deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that, the deferred tax assets will not give rise to future benefits in the Company’s tax returns. The change that arose in the Company’s deferred tax assets and liabilities in the current quarter was due to the receipt of a foreign dividend, net of equity income.

The effective tax rate was 36% and 37% for the six months June 30, 2009 and 2008, respectively, reflecting the Federal statutory rate of 34% and the effect of state and foreign income taxes.

We are subject to income tax in jurisdictions outside the United States, none of which are individually material to our financial position, cash flows, or results of operations.

11. Finance Lease Arrangement

In March, 2008, AAT entered into a capital lease in order to finance shop equipment and related training expenses. The lease term commenced when the equipment was installed and operational in June, 2008. The lease obligation and capitalized amount at inception were $724,520, the lease term is 60 months and the monthly payments are approximately $14,000 per month. Depreciation expense related to the capitalized lease approximates $75,000 per year and $37,468 is included in the 2009 results to date.

12. Inventories

Inventories consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Raw materials	$1,180,921	$1,143,816
Work-in-process	2,302,197	3,020,633
Finished goods	833,412	770,733
Allowance	(532,478)	(547,510)

Total inventories	$3,784,052	$4,387,672

13. Commitments and Contingencies

The Company is party to a number of lawsuits in the normal course of business that upon resolution are not estimated to have a material impact on its financial position. During the latter part of 2008, the Company performed electrical system repair and refurbishment work at a chemical plant as a result of damage caused by Hurricane Ike. As of June 30, 2009, $1.3 million was owing from the customer, not including reserves. When collection efforts were not successful, in early 2009, the Company filed a mechanic’s lien and a lawsuit to collect the amount owing. Recently, the customer filed a counterclaim in an amount in excess of the account receivable on allegations of defective workmanship and consequential damages. Based on preliminary analysis, the Company believes that it has made adequate provision in its financial statements for this contingency

The Company has substantially completed its last new school construction project. It incurred a loss on this project (before income taxes) of $1.5 million and $1.2 million for the six months and quarter ending June 30, 2009, respectively. In connection with the completion of this project, a significant subcontractor was terminated prior to the completion of their work. The losses on this contract primarily arose from redoing work performed by this subcontractor as well the costs to complete their work subsequent to termination. The Company expects to make claims against the subcontractor, contractor and owner of this project but no recognition of any recovery has been included in the financial statements. The contractor has made claims against the Company in the amount of approximately $400,000 for which no loss provision has been made because no additional loss is ultimately expected to be realized arising from these claims.

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

Inventory Valuation - Inventories are stated at the lower of cost or market, with material value determined using an average cost method. Inventory costs for finished goods and work-in-process include direct material, direct labor, production overhead and outside services. TP&S indirect overhead is apportioned to work in process based on direct cost incurred. AAT production overhead, including indirect labor, is allocated to finished goods and work-in-process based on material consumption which is an estimate that could be subject to change in the near term as additional information is obtained and as our operating environment changes.

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

Foreign Currency Gains and Losses - Foreign currency translations are included as a separate component of comprehensive income. We have determined the local currency of our foreign joint ventures to be the functional currency. In accordance with Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, the assets and liabilities of our foreign equity investees, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date; revenue and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

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

Contingencies(See Note 13) - In accordance with SFAS No. 5, Accounting for Contingencies, we record an estimated loss from a loss contingency when information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Contingencies are often resolved over long time periods, are based on unique facts and circumstances, and are inherently uncertain. We regularly evaluate current information available to us to determine whether such accruals should be adjusted or other disclosures related to contingencies are required. We are a party to a number of legal proceedings in the normal course of our business for which we have made appropriate provisions where we believe an ultimate loss is probable. The ultimate resolution of these matters, individually or in the aggregate is not likely to have a material impact on the company’s financial position.

Equity in Joint Venture Income - The Company accounts for its investments in the joint ventures using the equity method. Under the equity method, the Company records its pro-rata share of joint venture income or losses and adjusts the basis of its investment accordingly. Dividends received from the joint ventures, if any, are recorded as reductions to the investment balance.

THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AS COMPARED WITH THE SIX AND THREE MONTHS ENDED JUNE 30, 2008

OVERALL RESULTS OF OPERATIONS

Consolidated comparison of the six months ended June 30, 2009 and 2008 (in thousands of dollars).

Revenues and Gross Profit. Total consolidated net sales decreased $5,397.7 or 16.1%, to $28,152.3 for the six months ended June 30, 2009 over the comparable period in 2008. The decrease occurred primarily in the E&I Construction segment (“E&I”) in the amount of $5,428.0. A decline of $755.1 in American Access Technologies (“AAT) was more than offset by a $785.4 increase in Technical Products and Services (“TP&S”). The decline in E&I was largely attributable to the departure from the new school construction market but there was weakness across all market segments. The decline in AAT was associated with weakness in the zone cabling and custom fabrication market areas during the first quarter.

Consolidated cost of sales for the six months ended June 30, 2009 was $25,210.5, a $3,868.1 decrease, or 13.3%, over the prior year period. The decrease in cost of sales is primarily due to overall decline in net sales over the prior year period. Cost of sales, as a percentage of revenues was 89.6%, an increase of 2.9%. Cost of sales percentages improved in the TP&S segment due to an increased proportion of variable speed alternating current drive products. The cost of sales percentage was higher in the AAT segment do to higher fixed and indirect costs as a percent of sales. The most significant reason for the higher overall cost of goods sold percentage resulted from unexpected costs in the E&I segment, incurred during the completion of the final school construction project that resulted in a negative gross profit of $1,501.7. An explanation of this loss is explained in Note 13 of the financial statements.

Consolidated gross profit during the six month period ended June 30, 2009 decreased by $1,529.6 to $2,941.8 as compared to $4,471.4 in 2008. The decline is attributable to the gross profits associated with the decline in sales volumes. The gross margin percentage for the six month period was 10.4% as compared to 13.3% for the comparable period in 2008. This decrease is primarily due to the E&I contract referenced above. The loss on this final contract negatively impacted the overall gross profit percentage by 5.3%. The Company has no remaining backlog in the new school construction market.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $3,538.8 during the six month period ended June 30, 2009, a decrease of $654.7 or 15.6% from the prior year period. The improvement is attributable to lower selling expenses ($93.6), primarily sales compensation at the E&I and TP&S segments, lower general and administrative salary and benefit costs($101.3) at the TP&S and E&I segments due to cost reduction measures taken during the latter part of 2008, reduced provisions for stock and cash incentive plans($69.4), lower corporate salaries and benefits ($81.0) and an overall reduction in general and administrative costs, none individually significant($309.4).

Other Income and Expense. Consolidated net other income increased by $292.3 from the prior year period reflecting the net increase of $298.7 in equity income from joint ventures. The increase in equity income occurred due to increased earnings from MIEFE. BOMAY paid a dividend of $1,542.4 to AETI in April, 2009. Interest expense was lower by $79.8 on lower outstanding borrowings on the revolving credit facility and lower short term interest rates.

Provision for Income Taxes. Income tax expense declined by $224.4 as compared to the prior year due to the decrease in earnings before income taxes. The effective tax rate of 35.4% was slightly lower than the earlier year due to higher deemed foreign tax credits in the current period.

Net Income. Net income for the six months ended June 30, 2009 was $360.6, a decrease of $358.1 as compared to $1,140.9 for the prior year period. The decrease in net income is a reflection of lower income before income taxes and lower income tax expense during the second quarter of 2009. As elaborated on above, the lower income before income taxes is associated with the loss of $1,501.7 on the school construction project that was partially offset by improved selling, general and administrative expenses ($654.7) and equity income ($298.7).

Consolidated comparison of the three months ended June 30, 2009 and 2008 (in thousands of dollars).

Revenues and Gross Profit. Total consolidated net sales decreased $4,398.1 or 26.5%, to $12,174.2 for the three months ended June 30, 2009 over the comparable period in 2008. The decline was occasioned by reduced sales level in the E&I segment of $4,676.5. This reduction was primarily due to the withdrawal from the new school construction market that commenced in late 2007. TP&S reported an increase of 5.1% in revenue to $8,150.0 and AAT was essentially flat at $1,980.6.

Consolidated cost of sales for the three months ended June 30, 2009 was $11,460.5, a $2,870.3 decrease, or 20.0%, over the second quarter of 2008. The decrease in cost of sales is primarily due to the overall reduction in consolidated revenue. Cost of sales, as a percentage of net sales increased from 86.5% to 94.1%. Cost of goods sold and the percentage of net sales were negatively impacted by $1.6 million and 13.1%, respectively, due to the completion of the final new school construction project. The additional costs occurred primarily due to the default of a subcontractor for which loss recovery is not certain.

Consolidated gross profit during the three-month period ended June 30, 2009 decreased by $1,527.8. This decrease is primarily related to the construction contract cited above ($1.2 million) as well as a modest impact from the sales reduction. Consolidated gross profit as a percent of net sales was 5.9% during the three-month period, compared to 13.5% in the prior year and this diminution is related solely to the negative impact of the construction contract. Gross profit percentages in the TP&S segment improved 2.1% due to favorable product mix and AAT experienced a 4.6% decline due to non-recurring labor and engineering costs related to a new value-added manufacturing contract.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $1,727.9 during the three-month period ended June 30, 2009, a decrease of $313.5 from the prior year period. This improvement is principally attributable to reduced selling expenses ($80.7) as well as reduced management and support staff salaries and benefits($123.5), reduced provisions for performance-based compensation ($53.6) and reduced provisions for doubtful accounts ($42.8). The company incurred substantially less in compliance costs for Section 404 of the Sarbanes Oxley statute in the current quarter, accounting for most of the remaining decrease. Most of the improved costs were associated with cost reduction measures implemented in the latter part of 2008.

Other Income and Expense. Consolidated other income and expense decreased by $60.5 due to the decline of $77.8 in equity in joint venture income which was partially offset by reduced interest expense ($31.2).

Provision for Income Taxes. The consolidated income tax expense was $467.3 lower than the prior year period due to reduced earnings before income taxes and a slight decrease in the effective tax rate to 35.4%. This rate change is due to a decrease in the estimated deemed foreign tax credits from equity income.

Net Income(Loss). Net income(Loss) for the three months ended June 30, 2009 was $(291.0) compared to $516.5 for the prior year period. The decrease in net income is primarily attributable to the reduced sales, decline in gross profit margin due to the construction contract partially offset by improved selling, general and administrative expense levels and reduced income tax provisions.

SEGMENT COMPARISON:

Technical Products and Services. The TP&S segment revenue increased $394.4 from $7,755.6 for the second quarter of 2008 to $8,150.0 for the second quarter of 2009. The 5.1% increase in revenue for this segment reflects consistent higher demand for the company’s products and services, even given the current weakness in the domestic traditional energy markets.

Gross profits for the TP&S segment for the second quarter of 2009 were $1,526.6, an increase of $239.8 over the prior year level of $1,286.8 due primarily to the revenue impact noted above as well as favorable product mix that contributed to a higher gross profit percentage. TP&S income before taxes for the second quarter of 2009 was $1,341.6, an increase of $167.6 over 2008’s level of $1,174.0 due to the increased gross profits partially offset by reduced joint venture income ($77.8). Allocated selling, general and administrative expenses were improved as well.

The backlog for the TP&S segment was approximately $6.1 million as of June 30, 2009, a decrease of approximately $8.3 million since the beginning of the fiscal year. All of this backlog should be realized in revenues during the remainder of the fiscal year. The reduction in backlog is attributable to the decline in the North American drilling market.

Electrical & Instrumentation Construction. The E&I segment reported sales of $2,043.6 in the second quarter of 2009, a decline of $4,676.5 or 69.6%, over the second quarter of 2008. The decline was primarily associated from the departure from the new school construction business as well as general weakness in industrial, marine and wastewater markets.

Gross profit for the E&I segment during the second quarter of 2008 was a negative $1,196.1, compared to a positive $451.8 in the prior year. The deterioration is ascribable to the reduced sales level compounded by a $1.2 million negative margin generated at the final new school construction project. This loss occurred due to the default of a subcontractor and the additional costs to complete the work for which recovery from the subcontractor is uncertain. The E&I segment’s loss before taxes for the second quarter of 2008 was $1,397.8, compared to a loss of $1,260.7 in 2008. This occurred due to reduced gross profits partially offset by lower allocation of corporate overheads.

The backlog for the E&I segment was approximately $6.0 million as of June 30, 2009, a decrease of increase of $1.1 million over the previous year. Approximately 80% of this backlog should be realized in revenues for the remainder of the fiscal year. The decline in backlog is attributable to the weakness in the industrial and marine markets.

American Access Technologies. The American Access segment sales declined $116.0 from the comparable prior year reporting period or 5.5%. Lower demand for the unit’s zone cabling products were offset by improved sales to value-add manufacturing customers. Gross profits declined by $119.7 with gross profit percentage slightly down. Higher one-time engineering and labor costs associated with the value-add manufacturing sales. Income before income taxes declined $103.5 due to the decreased gross profits offset partially by lower overhead costs. The run rate for this segment is comparable on a year to year basis with quarterly sales of $1,980.6. The segment has been able to replace some weakness in its zone cabling and custom fabrication markets with improvements in value manufacturing contracts.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, AETI’s cash and cash equivalents were $1,802.1 compared to $148.6 as of December 31, 2008. As of June 30, 2009, AETI had outstanding borrowings of $4,000.0 under its revolving credit facility, unchanged from the balance as of December 31, 2008. Net current assets were approximately $15,695.0 and $14,768.8 as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, AETI’s current ratio and long-term debt to total capitalization ratios were 3.2% and 15.9%, respectively. The comparable ratios at December 31, 2008 were 2.3% and 16.5%.

AETI’s long-term debt as of June 30, 2009 was $4,453.9, on which interest payments are current. This amount includes the long-term portion of a capitalized lease obligation described in the financial statement notes.

Operating Activities

During the six months ended June 30, 2009, AETI generated cash flows from operations of $787.5 as compared to utilization of $49.6 for the same period in 2008. Operating cash flow from net income and depreciation was partially offset by the equity income from joint ventures in 2009. Reduced accounts receivable and inventories and increased income tax payable were partially offset by decreased accounts payable and accrued liabilities and increased prepaid expenses and net milestone billings. The 2008 period can be explained by the same factors except that increased accounts payable and accrued liabilities and prepaid expenses were a source and inventories were a use of operating cash flow in the period.

Investing Activities

During the six months ending June 30, 2009, the Company generated $909.2 in cash from net investing activities compared to utilization of $95.9 in 2008. In 2009, capital expenditures have been $488.1 which is comprised primarily of maintenance capital. The Company received $1,388.2 in dividends from BOMAY.

In 2008 the Company invested $282.3 in capital expenditures and received $178.8 in dividends from its MIEFE.

Financing Activities

The Company paid $67.6 in financing costs under a finance lease and received $24.3 in connection with stock purchases under its employee stock purchase plan.

AETI did not record any cash flows from financing activities during the six months ended June 30, 2008.

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

The Company has experienced a pronounced decline in its backlog as a result of reduced demand occasioned by the recent volatility in the financial and commodity markets. Management cannot predict when demand for its traditional products and services will begin to increase so as a result we will continue to adjust base costs and conserve working capital. The Company believes these actions will sustain its strong financial position. In addition, we will maintain our recent product development activities in alternative energy, value added manufacturing and portable data centers in order to augment the revenue from our traditional markets. Although AAT’s sales levels reflected a recent decline due to the zone cabling market decline, its recent efforts to secure additional value-added fabrication customers are likely to restore the unit to break even sales levels during the second half of 2009.

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

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through June 30, 2011, subject to optional prepayment in accordance with its terms. At June 30, 2009, the Company had $4,000,000 of variable-rate debt outstanding. At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on LIBOR (0.32% at June 30, 2009) plus 2.25% per year. The agreement is collateralized by trade accounts receivable, inventory and work-in-process.

Foreign Currency Transaction Risk

AETI maintains an investment in its Singapore joint venture, MIEFE. The functional currency of this joint venture is the Singapore dollar. The amount of its investment is translated into United States dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in AETI’s consolidated balance sheet.

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

The Company held its annual meeting of stockholders on May 7, 2009. The following nominees were elected as directors. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, for each nominee were as follows:

Nominee	Votes Cast For	Votes Against or Withheld	Abstentions	Non-Votes
Arthur G. Dauber	6,460,398	276,907	-0-	-0-
J. Hoke Peacock II	6,422,746	314,559	-0-	-0-
Stuart Schube	6,459,379	277,926	-0-	-0-
Thomas P. Callahan	6,477,780	259,525	-0-	-0-
Peter Menikoff	6,477,105	260,200	-0-	-0-
Howard W. Kelley	6,477,105	260,200	-0-	-0-

The selection of the Company’s independent registered public accounting firm for the year ending December 31, 2009 was ratified by a vote of 6,724,467 “for”, 7,158 “against” or “withheld”, 5,679 abstentions and no broker non-votes.

ITEM 4T.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2009.

No change in internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

(a) Index to Exhibits

Exhibit No.	Exhibit Description
10.1	Amended Loan Document between registrant and J.P. Morgan Chase Bank, N.A. effective June 30, 2009.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2009

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ ARTHUR G. DAUBER
Arthur G. Dauber
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOHN H. UNTEREKER
John H. Untereker
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)