Form 10-Q
period 2009-09-30
American Electric Technologies Inc
filed 2009-11-09
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

(713) 644-8182

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2009, the registrant had 7,700,875 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended September 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Unaudited

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,000,637	$148,598
Accounts receivable-trade, net of allowance of $502,598 and $535,433, respectively	11,761,959	16,290,406
Accounts receivable-other	306,174	343,644
Income taxes receivable	242,922	59,754
Inventories, net	4,115,902	4,387,672
Costs and estimated earnings in excess of billings on uncompleted contracts	3,203,815	3,481,270
Prepaid expenses and other current assets	192,472	289,073
Due from employees	42,790	49,437
Deferred income taxes	724,923	724,923

Total current assets	21,591,594	25,774,777

Property, plant and equipment, net	5,392,750	5,604,108
Other assets, net	151,382	155,340
Advances to and investments in joint ventures	5,582,522	5,984,236
Deferred tax asset	935,229	1,179,051

Total assets	$33,653,477	$38,697,512

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,856,257	$6,077,050
Accrued payroll and benefits	1,141,862	1,546,726
Other accrued expenses	415,576	368,134
Billings in excess of costs and estimated earnings on uncompleted contracts	791,432	2,887,561
Short-term notes payable	126,588	126,588

Total current liabilities	6,331,715	11,006,059

Notes payable	3,419,379	4,521,502
Deferred compensation	289,133	241,482

Total liabilities	10,040,227	15,769,043

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,695,494 and 7,665,635 shares issued and outstanding September 30, 2009 and December 31, 2008, respectively	7,695	7,665
Additional paid-in capital	7,550,554	7,316,593
Accumulated other comprehensive income	127,857	207,991
Retained earnings	15,927,144	15,396,220

Total stockholders’ equity	23,613,250	22,928,469

Total liabilities and stockholders’ equity	$33,653,477	$38,697,512

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Unaudited

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Net sales	$40,119,319	$48,377,640	$11,966,986	$14,827,591

Cost of sales	35,352,726	42,441,583	10,142,185	13,362,901

Gross profit	4,766,593	5,936,057	1,824,801	1,464,690

Operating expenses:
General and administrative	3,488,022	4,351,063	1,050,509	1,352,388
Selling	1,631,086	1,763,520	529,836	568,697

Total operating expenses	5,119,108	6,114,583	1,580,345	1,921,085

Income (loss) from operations	(352,515)	(178,526)	244,456	(456,395)

Other income (expense):
Equity in income of joint ventures	1,378,206	1,503,651	70,515	494,654
Interest expense	(104,536)	(218,397)	(36,217)	(70,234)
Other, net	(100,257)	55,016	(16,269)	52,814

Total other income	1,173,413	1,340,270	18,029	477,234

Income before income tax expense	820,898	1,161,744	262,485	20,839

Income tax expense	289,974	429,863	92,194	7,710

Net income	$530,924	$731,881	$170,291	$13,129

Net income per common share:
Basic	$0.07	$0.10	$0.02	$0.00
Diluted	$0.07	$0.10	$0.02	$0.00
Weighted-average shares:
Basic	7,686,261	7,658,916	7,695,290	7,660,265
Diluted	7,817,911	7,667,500	7,850,610	7,668,849

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$530,924	$731,881
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Provisions for bad debt	(32,835)	25,670
Depreciation and amortization	767,740	863,612
Gain on sale of property and equipment	(9,144)	(5,675)
Allowance for obsolete inventory	11,969	33,276
Deferred compensation	119,319	—
Stock option grants	—	18,731
Equity income from joint venture	(1,378,206)	(1,503,651)
Deferred federal income tax expense	289,826	72,452
Change in operating assets and liabilities:	(28,930)
Accounts receivable (including other)	4,605,399	832,930
Income taxes receivable/payable	260,896	449,061
Inventories	259,801	(178,381)
Costs and estimated earnings in excess of billings on uncompleted contracts	277,455	(287,861)
Prepaid expenses and other assets	96,601	211,134
Accounts payable and accrued liabilities	(2,508,439)	145,016
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,096,129)	(834,531)

Net cash provided by (used in) operating activities	905,351	573,664

Cash flows from investing activities:
Purchases of property, plant and equipment	(552,424)	(533,216)
Proceeds from disposal of property, plant and equipment	9,144	7,570
Dividends received from joint ventures	1,557,184	1,193,781

Net cash provided by (used in) investing activities	1,013,904	668,135

Cash flows from financing activities:
Proceeds from sale of common stock	34,907	10,396
Capital lease obligation payment	(102,123)	(46,200)
Advances from (repayments to) revolving credit facility	(1,000,000)	(1,000,000)

Net cash used in financing activities	(1,067,216)	(1,035,804)

Net increase in cash and cash equivalents	852,039	205,995

Cash and cash equivalents, beginning of period	148,598	593,494

Cash and cash equivalents, end of period	$1,000,637	$799,489

Supplemental disclosures of cash flow information:
Interest paid	$104,536	$218,397

Income taxes paid	$190,240	$30,000

Supplemental disclosures of non-cash activities:
Assets acquired with direct financing lease	$—	$724,520

Reclassification of deferred compensation to paid-in-capital	$115,766	$—

See the accompanying notes to the condensed unaudited consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

September 30, 2009

1. Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and Subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of September 30, 2009 and for the nine months and three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2009 and results of operations for the nine months and three months ending September 30, 2009 and 2008. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The statements should be read in conjunction with the Company’s financial statements filed on our Annual Report on Form 10-K for the year ended December 31, 2008 which was filed on March 27, 2009.

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

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements—(continued)

September 30, 2009

Basic net income per common share has been computed based upon the weighted average number of shares of common stock outstanding for the nine months and three months ended September 30, 2009 and 2008.

4. Stock-Based Compensation

On February 7, 2009, the Board of Directors approved the grant of 145,000 restricted stock units to members of management and key employees. The valuation date of these grants was February 27, 2009 when the stock had a value of $1.66. The grants will vest 25% on each of the next four anniversary dates. As the grants are subject to the substantial achievement of 2009 budgeted performance and other individual metrics, the ultimate number of restricted stock units which will vest cannot be determined at this time.

The annual pretax cost for these grants will approximate $60,000 for each of the next four years based on the assumption that 2009 performance measurements are achieved.

The Company instituted an Employee Stock Purchase Plan in April, 2008 that is non compensatory under accounting guidelines. During the nine months ended September 30, 2009, 15,787 shares were issued under this plan. Paid-in capital increased during the period by $233,961 primarily due to the Company’s stock based compensation program grants in 2009 and 2008.

5. Recent Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance, effective for financial statements issued for interim and annual periods ending after September 15, 2009, which identifies the FASB Accounting Standards Codification (“Codification”) as the authoritative source of accounting standards generally accepted in the United States (“GAAP”). Rules and interpretative releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is not intended to change GAAP. The adoption of this new accounting guidance had no impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs, including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently in the process of determining the impact, if any, this accounting guidance will have on its financial statements.

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before the financial statements are issued. The new guidance also requires disclosures of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, which was June 30, 2009 for the Company. The Company has evaluated subsequent events in accordance with the accounting guidance through the filing of this Quarterly Report on Form 10-Q on November 9, 2009.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements—(continued)

September 30, 2009

6. Segment Information

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

Following are selected financial details regarding the Company’s reportable segments:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Revenue
Technical Products and Services	$23,103,374	$24,843,482	$5,295,988	$7,821,536
Electrical and Instrumentation Const.	11,968,293	17,402,649	4,938,990	4,945,321
American Access Technologies	5,047,652	6,131,509	1,732,008	2,060,734

Total	$40,119,319	$48,377,640	$11,966,986	$14,827,591

Gross Profit
Technical Products and Services	$4,530,424	$3,387,572	$766,491	$912,149
Electrical and Instrumentation Const.	(410,670)	1,128,804	873,808	127,244
American Access Technologies	646,839	1,419,681	184,502	425,297

Total	$4,766,593	$5,936,057	$1,824,801	$1,464,690

Income (loss) before Income taxes:
Technical Products and Services	$3,801,103	$2,453,749	$330,939	$657,601
Electrical and Instrumentation Const.	(1,406,434)	(320,593)	464,091	(261,291)
American Access Technologies	(554,992)	204,041	(230,205)	39,471
Corporate and Other Unallocated	(1,018,779)	(1,175,453)	(302,340)	(414,942)

Total	$820,898	$1,161,744	$262,485	$20,839

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

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements—(continued)

September 30, 2009

Historically, 20% to 25% of TP&S sales have been sold into international markets. These sales are made in US dollars and are generally settled prior to shipment or are collateralized by irrevocable letters of credit; all E&I sales are made in the United States although some services are performed internationally; and all of AAT’s sales are made in the United States.

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

Equity in income of joint ventures includes $1,095,188 and $1,476,425 for the nine months ending September 30, 2009 and 2008, respectively, from BOMAY. Net income from MIEFE resulted in $283,018 and $27,226 in equity income for the nine months ending September 30, 2009 and 2008, respectively.

The Company reported Comprehensive Income (Loss) of $(80,134) and $158,946 for the nine months ending September 30, 2009 and 2008, respectively arising from the translation of the aforementioned investee company balance sheets presented in their functional currencies.

AETI received a dividend from BOMAY of approximately $1.39 million (net of tax withheld) during the second quarter of 2009. During the third quarter of 2009 the Company received a dividend from MIEFE of approximately $169,000.

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

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements—(continued)

September 30, 2009

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

Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract. From time to time, as part of the normal management processes, facts develop that require revisions to estimated total costs or revenue. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on contracts are recognized in the period in which they become known. Projected losses on all other contracts are recognized as the services and materials are provided.

9. Revolving Credit Agreement

Effective June 30, 2009, the Company amended its revolving credit agreement with JP Morgan Chase Bank, N.A. Under the amended agreement, the bank provides us with a revolving credit line not to exceed the lesser of $10,000,000 or the sum of 80% of eligible accounts receivable plus 40% of the aggregate amount of eligible inventory, whichever is less. As of September 30, 2009, $3,000,000 was borrowed under this line of credit. A commitment fee of 0.30% is payable on the unused portion of the credit line.

Borrowings under the agreement bear interest at the 30 day LIBOR rate (0.25% at September 30, 2009) plus 2.25% per year. The agreement is collateralized by trade accounts receivable, inventories, and work-in-process. Our M&I and AAT subsidiaries are guarantors of the loan. Loans under the agreement must be repaid no later than July 1, 2011.

The terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios and a restriction from paying dividends without prior written consent of the bank. At September 30, 2009, we were in compliance with all covenants.

10. Taxes on Income

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements—(continued)

September 30, 2009

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

The effective tax rate was 35% and 37% for the nine months September 30, 2009 and 2008, respectively, reflecting the Federal statutory rate of 34% and the effect of state and foreign income taxes.

We are subject to income tax in jurisdictions outside the United States, none of which are individually material to our financial position, cash flows, or results of operations.

11. Finance Lease Arrangement

In March, 2008, AAT entered into a capital lease in order to finance shop equipment and related training expenses. The lease term commenced when the equipment was installed and operational in June, 2008. The lease obligation and capitalized amount at inception were $724,520, the lease term is 60 months and the monthly payments are approximately $14,000 per month. Depreciation expense related to the capitalized lease approximates $75,000 per year and $56,202 is included in the 2009 results to date.

12. Inventories

Inventories consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Raw materials	$1,217,987	$1,143,816
Work-in-process	2,655,906	3,020,633
Finished goods	783,412	770,733
Allowance	(541,403)	(547,510)

Total inventories	$4,115,902	$4,387,672

13. Commitments and Contingencies

The Company is party to a number of lawsuits in the normal course of business that upon resolution are not expected to have a material impact on its financial position. During the latter part of 2008, the Company performed electrical system repair and refurbishment work at a chemical plant as a result of damage caused by Hurricane Ike. As of June 30, 2009, $1.3 million was owed by the customer, not including reserves. When collection efforts were not successful, in early 2009, the Company filed a mechanic’s lien and a lawsuit to collect the amount owing. Recently, the customer filed a counterclaim in an amount in excess of the account receivable on allegations of defective workmanship and consequential damages. In October, 2009, the Company and its customer reached a settlement by which both parties will drop their claims, the Company will remove its lien on the customer’s property and the Company will receive a cash payment that will approximate the net carrying value of its account receivable.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements—(continued)

September 30, 2009

The Company has substantially completed its remaining new school construction project. It incurred a loss on this project (before income taxes) of $1.5 million in the nine months ended September 30, 2009. In connection with the completion of this project, a significant subcontractor was terminated prior to the completion of their work. The losses on this contract primarily arose from redoing work performed by this subcontractor as well the costs to complete its work subsequent to termination. The Company expects to make claims against the subcontractor, contractor and owner of this project but no recognition of any recovery has been included in the financial statements. The contractor has made claims against the Company in the amount of approximately $500,000 for which no loss provision has been made because no additional loss is ultimately expected to be realized arising from these claims.

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

The E&I segment provides a full range of electrical and instrumentation construction and installation services to both land and marine based markets of the oil and gas industry, the water and wastewater facilities industry and other commercial and industrial markets. The E&I segment provides services on both a fixed-price and a time-and-materials basis. The segment’s services include electrical and instrumentation turnarounds, maintenance, renovation and new construction. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems, high voltage cable, and data centers. Marine based oil and gas services include complete electrical system rig-ups, modifications, start-ups and testing for vessels, drilling rigs, and production modules. These services can be manufactured and installed utilizing NEMA (“National Electrical Manufacturers Association”) and ANSI (“American National Standards Institute”) or IEC (“International Electrotechnical Commission”) equipment to meet ABS (“American Bureau of Shipping”), USCG (“United States Coast Guard”), Lloyd’s Register, a provider of marine certification services, and DNV (a leading certification body/registrar for management systems certification services) standards.

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

The Company has facilities and sales offices in Texas, Mississippi and Florida. We have minority interests in joint ventures which have facilities in Singapore, Xian, China and Jakarta, Indonesia.

The Company owns the Texas facilities, which are twelve acres with a 101,000 square foot building; the Florida facility, which is eight and one-half acres with two buildings totaling 67,500 square feet; and the Mississippi facility which is three acres with an 11,000 square foot building.

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

Our significant accounting policies are more fully described in the financial statements filed in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2009. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (“SPE”s), nor do we have any “variable interest entities” (“VIE”s).

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

Revenue Recognition - The Company recognizes earnings from both fixed price and modified fixed price contracts. Earnings on certain contracts are recognized on the percentage-of-completion method. The Company follows accounting guidance in the Codification for accounting policies relating to our use of the percentage-of-completion method, estimating costs and revenue recognition, including the recognition of profit incentives, combining and segmenting contracts, and unapproved change order/claim recognition. Due to the various estimates inherent in contract accounting, actual results could differ from those estimates. The Company recognizes revenue from product sales at the time the product is shipped and title passes to the customer. The Company believes that recognizing revenue at time of shipment is appropriate because the Company’s sales are to recognize revenue once each of the following four criteria have been met: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable, and (iv) collectability is reasonably assured.

Foreign Currency Gains and Losses - Foreign currency translations are included as a separate component of comprehensive income. We have determined the local currency of our foreign joint ventures to be the functional currency. The assets and liabilities of our foreign equity investees, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date; revenue and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income (loss) which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

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

Contingencies (See Note 13) - We record an estimated loss from a loss contingency when information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Contingencies are often resolved over long time periods, are based on unique facts and circumstances, and are inherently uncertain. We regularly evaluate current information available to us to determine whether such accruals should be adjusted or other disclosures related to contingencies are required. We are a party to a number of legal proceedings in the normal course of our business for which we have made appropriate provisions where we believe an ultimate loss is probable. The ultimate resolution of these matters, individually or in the aggregate is not likely to have a material impact on the company’s financial position.

Equity in Joint Venture Income - The Company accounts for its investments in the joint ventures using the equity method. Under the equity method, the Company records its pro-rata share of joint venture income or losses and adjusts the basis of its investment accordingly. Dividends received from the joint ventures, if any, are recorded as reductions to the investment balance.

THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED WITH THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008

OVERALL RESULTS OF OPERATIONS

Consolidated comparison of the nine months ended September 30, 2009 and 2008 (in thousands of dollars).

Revenue and Gross Profit. Total consolidated net sales decreased $8,258.3 or 17.1%, to $40,119.3 for the nine months ended September 30, 2009 over the comparable period in 2008. The decrease occurred primarily in the E&I Construction segment (“E&I”) in the amount of $5,434.4. Sales for the American Access Technologies (“AAT) and Technical Products and Services (“TP&S”) segments declined by $1,083.9 and $1,740.1, respectively. The decline in E&I was largely attributable to the departure from the new school construction market but there was weakness across all market segments. The decline in AAT was associated with weakness in the zone cabling and custom fabrication markets.

Consolidated cost of sales for the nine months ended September 30, 2009 was $35,352.7, a $7,088.9 decrease, or 16.7%, over the prior year period. The decrease in cost of sales is primarily due to overall decline in net sales over the prior year period. Cost of sales, as a percentage of revenue was 88.1%, an increase of 0.5%. Cost of sales percentages improved in the TP&S segment due to an increased proportion of variable speed alternating current drive products. The cost of sales percentage was higher in the AAT segment do to higher fixed and indirect costs as a percent of sales. The most significant reason for the higher overall cost of goods sold percentage resulted from unexpected costs in the E&I segment, incurred during the completion of the final school construction project that resulted in a negative gross profit of $1,501.7. An explanation of this loss is explained in Note 13 of the financial statements.

Consolidated gross profit during the nine month period ended September 30, 2009 decreased by $1,169.5 to $4,766.6 as compared to $5,936.1 in 2008. The decline is attributable to the gross profits associated with the decline in sales volumes. The gross margin percentage for the nine month period was 11.9% as compared to 12.3% for the comparable period in 2008. This decrease is primarily due to the E&I contract referenced above. The loss on this remaining contract negatively impacted the overall gross profit percentage by 3.7%. The Company has no remaining backlog in the new school construction market.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $5,119.1 during the nine month period ended September 30, 2009, a decrease of $995.5 or 16.3% from the prior year period. The improvement is attributable to lower selling expenses ($132.4), primarily sales compensation at the E&I and TP&S segments, lower general and administrative salary and benefit costs ($434.2) due to cost reduction measures taken during the latter part of 2008, reduced provisions for stock and cash incentive plans ($117.0), lower corporate salaries and benefits ($137.6) and an overall reduction in general and administrative costs, none individually significant ($174.3).

Other Income and Expense. Consolidated net other income decreased by $166.9 from the prior year period reflecting the net decrease of $125.4 in equity income from joint ventures. The decrease in equity income occurred due to decreased earnings from BOMAY. Interest expense was lower by $113.9 on lower outstanding borrowings on the revolving credit facility and lower short term interest rates.

Provision for Income Taxes. Income tax expense declined by $139.9 as compared to the prior year due to the decrease in earnings before income taxes. The effective tax rate of 35.4% was slightly lower than the earlier year due to higher deemed foreign tax credits in the current period.

Net Income. Net income for the nine months ended September 30, 2009 was $530.9, a decrease of $201.0 as compared to $731.9 for the prior year period. The decrease in net income is a reflection of lower income before income taxes and lower income tax expense during the third quarter of 2009. As elaborated on above, the lower income before income taxes is associated with reduced revenue ($8,258.3) and equity income ($125.4) that was partially offset by improved selling, general and administrative expenses of $995.5.

Consolidated comparison of the three months ended September 30, 2009 and 2008 (in thousands of dollars).

Revenue and Gross Profit. Total consolidated net sales decreased $2,860.6 or 19.3%, to $11,967.0 for the three months ended September 30, 2009 over the comparable period in 2008. The decline was occasioned by reduced sales level in the TP&S segment of $2,525.5. This reduction is due to a decline in demand for our traditional products occasioned by the recent volatility in the financial and commodity markets. AAT reported a decrease of 15.9% in revenue to $1,732.0 and E&I was essentially flat at $4,939.0.

Consolidated cost of sales for the three months ended September 30, 2009 was $10,142.2, a $3,220.7 decrease, or 24.1%, over the third quarter of 2008. The decrease in cost of sales is primarily due to the overall reduction in consolidated revenue. Cost of sales, as a percentage of net sales decreased from 90.1% to 84.8%. Cost of goods sold and the percentage of net sales improved primarily as a result of our departure from the new school construction business and the completion of the final new school construction project in the second quarter of this year.

Consolidated gross profit during the three-month period ended September 30, 2009 increased by $360.1. This increase is primarily attributable to the E&I segment ($746.6) and was partially offset by decreases in gross profit for TP&S ($145.7) and AAT ($240.8). Consolidated gross profit as a percent of net sales was 15.2% during the three-month period, compared to 9.9% in the prior year. Gross profit percentages in the E&I segment improved 15.1% due to substantial completion of the remaining new school construction project in the previous quarter and the segments focus on traditional industrial, commercial and energy markets. Gross profit percentages in the TP&S segment improved 2.8% due to favorable product mix and AAT experienced a 10.0% decline due to a higher proportion of fixed and indirect manufacturing costs because of the lower than expected sales volumes from a value added manufacturing customer.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $1,580.3 during the three-month period ended September 30, 2009, a decrease of $340.7 from the prior year period. This improvement is principally attributable to reduced selling expenses ($38.9) as well as reduced management and support staff salaries and benefits ($95.6), reduced provisions for performance-based compensation ($47.6) and lower corporate salaries and benefits ($71.0). Most of the improved costs were associated with cost reduction measures implemented in the latter part of 2008 and early 2009.

Other Income and Expense. Consolidated other income and expense decreased by $459.2, primarily due to the decline of $424.1 in equity in joint venture income which was partially offset by reduced interest expense ($34.0).

Provision for Income Taxes. The consolidated income tax expense was $84.5 higher than the prior year period due to improved earnings before income taxes and partially offset by a slight decrease in the effective tax rate to 35.4%. This rate change is due to a decrease in the estimated deemed foreign tax credits from equity income.

Net Income. Net income for the three months ended September 30, 2009 was $170.3 compared to $13.1 for the prior year period. The increase in net income is attributable to an improved gross profit margin and lower selling, general and administrative expenses, partially offset by increased income tax provision.

SEGMENT COMPARISON:

Technical Products and Services. The TP&S segment revenue decreased $2,525.5 from $7,821.5 for the third quarter of 2008 to $5,296.0 for the third quarter of 2009. The 32.3% decrease in revenue for this segment reflects a reduced demand for the company’s products and services, given the current weakness in the domestic traditional energy markets.

Gross profits for the TP&S segment for the third quarter of 2009 were $766.5, a decrease of $145.7 over the prior year level of $912.1 due primarily to the revenue impact noted above and partially offset by a favorable product mix that contributed to a higher gross profit percentage. TP&S income before taxes for the third quarter of 2009 was $330.9, a decrease of $326.7 over 2008’s level of $657.6 due to the decreased gross profits and reduced joint venture income ($424.1), partially offset by reduced allocation of selling, general and administrative expenses ($243.1).

The backlog for the TP&S segment was approximately $8.3 million as of September 30, 2009, a decrease of approximately $6.2 million since the beginning of the fiscal year. Approximately 30% of this backlog should be realized as revenue during the remainder of the fiscal year. The reduction in backlog is attributable to the decline in the North American drilling market and the reduced global economic activity.

Electrical & Instrumentation Construction. The E&I segment reported sales of $4,939.0 in the third quarter of 2009, a decline of $6.3 or 0.1%, over the third quarter of 2008.

Gross profit for the E&I segment during the third quarter of 2009 was $873.8, compared to $127.2 in the prior year. Gross profit as a percentage of sales improved from 2.6% for the third quarter of 2008 to 17.7% for the same period in 2009. This improvement coincides with the segment’s focus on traditional industrial, commercial energy and data center markets. The E&I segment’s income before taxes for the third quarter of 2009 was $464.1, compared to a loss of $261.3 in 2008. The improvement in income before taxes is attributable to the higher gross profit realized on traditional construction projects for the segment as compared to 2008, when the segment was engaged in several new school construction projects which yielded significantly lower margins.

The backlog for the E&I segment was approximately $9.9 million as of September 30, 2009, an increase $2.8 million over the previous year. Approximately 20% of this backlog should be realized in revenue for the remainder of the fiscal year. The increase in backlog is attributable to the recent contract signings in the wastewater market.

American Access Technologies. The American Access segment sales declined $328.7 from the comparable prior year reporting period or 15.6%. Lower demand for the unit’s zone cabling products and lower than expected value-add manufacturing revenues contributed to the decline. Gross profits and gross profit percentage declined by $240.8 and 10.0%, respectively. The deterioration in gross profit percentage was due primarily to a higher proportion of fixed and indirect manufacturing costs resulting from the reduced sales volumes. Income before income taxes declined $269.7 due to the decreased gross profits.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, AETI’s cash and cash equivalents were $1,000.6 compared to $148.6 as of December 31, 2008. As of September 30, 2009, AETI had outstanding borrowings of $3,000.0 under its revolving credit facility, a $1,000.0 reduction from the balance as of December 31, 2008. Working capital was approximately $15,259.9 and $14,768.8 as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, AETI’s current ratio and long-term debt to total capitalization ratios were 3.4 and 12.6%, respectively. The comparable ratios at December 31, 2008 were 2.3 and 16.5%.

AETI’s long-term debt as of September 30, 2009 was $3,419.4 on which interest payments are current. This amount includes the long-term portion of a capitalized lease obligation described in the financial statement notes.

Operating Activities

During the nine months ended September 30, 2009, AETI generated cash flows from operations of $905.4 as compared to $573.6 for the same period in 2008. Operating cash flow from net income and depreciation was partially offset by the equity income from joint ventures in 2009. Reduced accounts receivable and inventories and increased income tax payable were partially offset by decreased accounts payable and accrued liabilities and increased net milestone billings. The 2008 period can be explained by the same factors except that increased accounts payable and accrued liabilities were a source and inventories were a use of operating cash flow in the period.

Investing Activities

During the nine months ending September 30, 2009, the Company generated $1,013.9 in cash from net investing activities compared to $668.1 in 2008. In 2009, capital expenditures have been $552.4 which is comprised of maintenance capital, enhancements to our enterprise resource planning software system and a renewable energy test unit. The Company received $1,557.2 in dividends from BOMAY and MIEFE.

In 2008 the Company invested $533.2 in capital expenditures and received $1,193.8 in dividends from its joint venture investments.

Financing Activities

The Company paid $102.1 in financing costs under a finance lease, received $34.9 in connection with stock purchases under its employee stock purchase plan and repaid $1,000.0 of its long-term debt.

In 2008 the Company paid $46.2 in financing costs under a financing lease, received $10.4 in connection with stock purchases under its stock purchase plan and repaid $1,000.0 of its long-term debt.

The Company believes its existing cash, working capital and unused credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months.

Near Term Strategy

There is a high degree of uncertainty regarding the company’s revenue levels for the last quarter of the fiscal year and as a result, the primary management focus is on increasing our orders for that period and the following year. As previously reported, the company undertook a series of productivity improvement measures which reduced its breakeven levels and reflected itself in improved margins during the most recent fiscal quarter. Management will continue to monitor the company’s sales levels and cost structure and take additional actions as appropriate to maintain AETI’s strong financial position.

The Company has experienced a pronounced decline in its backlog as a result of reduced demand occasioned by the recent volatility in the financial, commodity and energy markets. Management cannot predict when demand for its traditional products and services will begin to increase so as a result we will continue to adjust base costs and conserve working capital. The Company believes these actions will sustain its strong financial position. In addition, we will maintain our recent product development activities in alternative energy, value added manufacturing and portable data centers in order to augment the revenue from our traditional markets. AAT’s sales levels reflected a recent decline due to the zone cabling market decline as well as reduced demand from a significant value-added manufacturing customer. Accordingly, no increase in sales levels in the near term are forecast for this unit.

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

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through June 30, 2011, subject to optional prepayment in accordance with its terms. At September 30, 2009, the Company had $3,000,000 of variable-rate debt outstanding. At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.

The primary interest rate exposure on floating-rate debt is based on LIBOR (0.25% at September 30, 2009) plus 2.25% per year. The agreement is collateralized by trade accounts receivable, inventory and work-in-process.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2009.

No change in internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect internal control over financial reporting.

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

Date: November 9, 2009

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/S/ CHARLES M. DAUBER
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ JOHN H. UNTEREKER
John H. Untereker
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)