Form 10-K
period 2009-12-31
American Electric Technologies Inc
filed 2010-03-26
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,144,615 based on the closing sale price on June 30, 2009 as reported by the NASDAQ Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2010
Common Stock, $.001 par value per share	7,741,782 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 06, 2010 (Proxy Statement)	Part III

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

Company Background and Corporate Structure

American Electric Technologies, Inc. (“the Company”, “AETI”, “our”, “us” or “we”) was incorporated on October 21, 1996 as a Florida corporation under the name American Access Technologies, Inc. On May 15, 2007, we completed a business combination (the “M&I Merger”) with M&I Electric Industries, Inc. and changed our name to American Electric Technologies, Inc. Our principal executive offices are located at 6410 Long Drive, Houston, Texas 77087 and our telephone number is 713-644-8182. Prior to the M&I Merger our business consisted of the operations of the American Access segment described below.

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

Products and Services

Our M&I Electric business has provided sophisticated custom-designed power distribution, control and drive systems for drilling, marine and industrial applications since 1946. These products are used to safely distribute and control the flow of electricity from the power generation source to the user of the power (machinery, equipment, etc.). Our company offers full electrical and instrumentation construction services, and we offer high voltage/electrical testing services as well.

The principal markets and representative customers that we serve include:

•	Oil and gas

•	Offshore drilling—Transocean, Diamond Offshore, Aban, Ensco, Trinidad, Pride, Noble

•	Land drilling—Century Drilling, Nabors Drilling, Trailblazer Drilling, Xtreme Drilling, Saxon Drilling, Trinidad Drilling

•	Pipelines—Chevron, Williams, Enbridge

•	Marine and Shipyards—Tidewater, Hornbeck, L-3, Keppel Fels, Marinette Marine, Orange Shipyard, Bollinger

•	Land and offshore production—Exxon Mobil, Pogo, Semedan Oil

•	Refining and Petrochemical—Valero, Goodyear, Motiva

•	Critical power users

•	Water and wastewater—City of Houston, City of Beaumont

•	Heavy Industrial—Honeywell, Inland Orange

•	Data Centers—Hewlett Packard

•	Power Generation

•	Renewable Energy—EWT International, Chevron Geothermal

•	Co-generation—Bear Island Paper

•	Transmission and Distribution—Thermal Energy Corporation

Our AAT group manufactures patented zone cabling and wireless enclosures for routing of telecommunications cabling, fiber optics and wireless solutions to the workplace environment. The Omega Metals division of AAT provides precision sheet metal fabrication and assembly services to a diverse client base primarily in the Southeast. Representative customers of AAT include Chatsworth Products, Inc., Tyco Electronics and Panduit.

We have adopted a strategy of international expansion and have developed the expertise to provide products which comply with international electrical standards. Our products are offered in a number foreign countries through a network of overseas sales agents and distributors that we have appointed. We have also expanded internationally through a 40% interest in a joint venture which commenced manufacturing operations in China in 2007 and a 49% interest in a joint venture in Singapore.

Our business strategy is to grow our business and operations in our various market sectors, seek out new markets for our products and services, while at the same time increasing earnings and cash flow per share to enhance overall stockholder value.

We are organized into three reportable business segments, based on the nature of our products and services:

The Technical Products and Services (“TP&S”) segment designs and manufactures products for the safe and efficient distribution of power at low and medium voltages. Our switchgear products provide power distribution and protect electrical systems from electrical faults. Our variable speed drives are electronic control systems that are used to adjust the speed and torque of an electric motor to match an end application. Products offered by this segment include low and medium voltage generator control and distribution switchgear, motor control centers, powerhouses, bus duct, analog drives, digital SCR drives, AC variable frequency drives, program logic control (“PLC”) based automation systems, human machine interface (“HMI”) and specialty panels. Our products are built for application voltages from 480 volts to 40,000 volts and are used in a wide variety of industries. Our customers for these products are large and sophisticated generators and users of electrical power. The primary markets we serve include the oil and gas industry encompassing offshore and land drilling, pipelines, service and production vessels, and land and offshore production, as well as the petrochemical and refining industry. Other markets include marine, water and wastewater, data centers, industrial and power generation segments.

All of our power distribution and control products are custom-designed to our customers’ specific requirements and we do not maintain an inventory of such products.

Besides providing customers with our own custom designed power delivery systems, we provide technical services to assist our customers with their projects including retrofits, upgrades, installation and startup services.

We also have a group that provides electrical services for projects including electrical project start-up/commissioning, preventative maintenance services, breaker and switchgear refurbishment shop services, and emergency call-out services.

TP&S Revenue

	Amount	Percent of Total Revenue
	(in thousands)
2009	$31,058	60%
2008	34,068	53%
2007	30,050	54%

The Electrical and Instrumentation Construction (“E&I”) segment provides a full range of electrical and instrumentation construction and installation services to both land and marine based markets including the oil and gas industry, the water and wastewater facilities industry and other commercial and industrial markets (including data centers). This segment’s services include new construction as well as electrical and instrumentation turnarounds, maintenance, renovation projects. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems and high voltage cable and data centers. Marine based oil and gas services include complete electrical system rig-ups, modifications, start-ups and testing for vessels, drilling rigs, and production modules. We have the technical expertise to provide these products in compliance with a number of applicable industry standards such as NEMA (“National Electrical Manufacturers Association”) and ANSI (“American National Standards Institute”) or IEC (“International Electrotechnical Commission”) equipment to meet ABS (“American Bureau of Shipping”), USCG (“United States Coast Guard”), Lloyd’s Register, a provider of marine certification services, and Det Norske Veritas (a leading certification body/registrar for management systems certification services) standards. These services are generally provided to customers within the vicinity of Houston, Texas and occasionally on a worldwide basis.

E&I Revenue

	Amount	Percent of Total Revenue
	(in thousands)
2009	$14,570	28%
2008	23,163	35%
2007	20,251	36%

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

AAT Revenue

	Amount	Percent of Total Revenue
	(in thousands)
2009	$6,535	12%
2008	8,156	12%
2007	5,364	10%

Segment Financial Data

For financial information about our business segments, please see the table in Note 13 of the Notes to Consolidated Financial Statements in this report, which presents revenue, gross profit (loss) and income (loss) before income taxes by business segment for 2009 and 2008.

International Sales

In general, approximately 20% to 25% of TP&S sales are sold into international markets. These sales are made in US dollars and are generally settled prior to shipment or are secured by irrevocable letters of credit. Substantially all of E&I and AAT sales are made in the United States.

Marketing

We market our Technical Products and Services in the United States through direct contact with potential customers by our internal sales organization consisting of seven full-time sales and support employees who report to M&I’s President. We also exhibit at a variety of industry trade shows each year. We have appointed several sales agents and distributors in the U.S. and in a number of foreign countries.

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

Manufacturing

Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi-automated machines for the fabrication and machining of various parts and assemblies that we incorporate into our products. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We perform system design, assembly and testing in-house. Our manufacturing operations in Beaumont, Texas and Keystone Heights, Florida are ISO 9001-2008 certified.

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

Joint Ventures

We have utilized joint ventures to drive growth in key international markets. We believe our joint ventures provide a prudent way to diversify and reduce the risk of international expansion, capitalize on the strengths and the relationships of our joint venture partners with potential customers, and achieve competitive efficiencies. Our interests in joint ventures are accounted for under the equity method of accounting. Sales made to joint ventures are made with terms and conditions similar to those of our other customers.

China. In March 2006, M&I entered into a joint venture with Baoji Oilfield Machinery Co., Ltd., (“BOMCO”), a wholly-owned subsidiary of the China National Petroleum Corporation, and AA Energies, Inc. of Houston, Texas., which markets oilfield equipment, to form BOMAY Electric Industries Co., Ltd., as an equity joint venture limited liability company organized in China. M&I is a 40% interest owner in BOMAY with 51% being owned by BOMCO and the remaining 9% owned by AA Energies. BOMAY was organized to manufacture land- and marine-based power systems for drilling rigs as well as low and medium voltage switchgear for the Chinese and global markets. M&I has invested 16 million Yuan (approximately $2 million) in this joint venture in which M&I will provide technology and services to BOMAY. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment. No guarantees have been provided by AETI. BOMAY is obligated to pay M&I an amount equal to 0.7% of the joint venture’s initial three years sales as a technology transfer fee. Fees collected in 2009 and 2008 were $391,000 and $330,000, respectively.

Singapore. We own 49% of M & I Electric Far East PTE Ltd. (MIEFE) which provides additional sales and technical support in for our products in southeast Asia. Our joint venture partner is Oakwell Engineering, Ltd.

	2009		2008
	BOMAY	MIEFE	BOMAY	MIEFE
Investment as of end of year	$5,174,451	$1,273,107	$4,972,005	$1,012,231
Equity income earned	1,647,758	395,445	2,191,490	363,071
Sales recorded to joint venture	50,041	358,132	738,061	178,157
Accounts receivable due from joint venture	44,245	59,885	24,691	201,663
Distributions received from joint venture	1,014,938	178,843	1,542,399	169,024

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

Our power delivery, control and drive systems are custom-designed and are built to meet our customers’ specific requirements. We specialize in projects that are complex, require industry certification, short lead time or other non-standard elements, such as systems that must be fit into the confined space of a work boat or drilling rig.

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

We have identified the following as our largest competitors:

•	In power distribution/switchgear systems—Point 8 Power, Siemens, Eaton, GE, ABB, Volta, Meyers Electric/Controlled Power, AZZ and Powell Industries

•	In drive systems—ABB, Siemens, LeTourneau Technologies, Ingeteam and Nov

•	In high voltage services—Quanta/Dashiel, Tidal Services, Eaton, ECP and Square D

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

We generally include total expected revenue in backlog when a contract for a definitive amount of work is entered into. We generally expect our backlog to become revenue within two years from the signing of a contract. Backlog as of December 31, 2009 and 2008 totaled $13.8 and $21.5 million, respectively. The decline in backlog is attributable to the decline in the North American industrial activity and the reduced global economic activity.

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

Employees

As of December 31, 2009, we had 320 employees. No employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our common stock and all of the other information in this 2009 Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Customers in the oil and gas industry account for a significant portion of our sales. Reduced expenditures by customers in this industry are likely to reduce our revenues, profitability and cash flows.

Customers related to the oil and gas industry accounted for approximately 40% of our sales in 2009, and 2008. The oil and gas industry is a cyclical commodity business, with product demand and prices based on numerous factors such as general economic conditions and local, regional and global events and conditions that affect supply, demand and profits. While demand for our products and services has benefited from recent high demand and prices experienced by our customers in this industry, a decline in demand or prices for oil and gas will likely cause a decrease in demand for our products and services and result in a decline in our revenues, profit margins and cash flows.

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

We currently generate, and expect to continue to generate, a significant portion of our revenue under fixed price contracts. We must estimate the costs of completing a particular project to bid for such fixed price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may result in actual revenue and gross profits for a project differing from those we originally estimated and could result in reduced profitability and losses on projects. Depending upon the size of fixed price contracts, variations from estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.

We rely on a few key employees whose absence or loss could disrupt our operations or be adverse to our business.

Our continued success is dependent on the continuity of several key management, operating and technical personnel. The loss of these key employees would have a negative impact on our future growth and profitability. We have entered into written employment agreements with our Chief Executive Officer, Chief Financial Officer and Executive Chairman.

Our results of operations and financial condition may be adversely impacted by the global recession.

The consequences of a prolonged recession could include a lower level of economic activity and uncertainty regarding commodity and capital markets. During 2009 we experienced a reduction in the demand for our products as a result of a reduction in economic activity. A delay in the recovery could continue to have an adverse effect on our results of operation, cash flows or financial position.

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

We manufacture products and operate plants in Mississippi, Texas and Florida. Operations were disrupted in 2008 due to Hurricanes Gustav and Ike and in 2005 due to Hurricanes Katrina and Rita. Although we did not suffer a material loss as a result of these disruptions due to our insurance coverage and advance preparations, it is not possible to predict future similar events or their consequences, any of which could decrease demand for our products, make it difficult or impossible for us to deliver products, or disrupt our supply chain.

We generate a significant portion of our revenue from international operations and are subject to the risks of doing business outside of the United States.

Approximately 14% of our revenue in 2009 were generated from projects and business operations outside of the United States, primarily provided to the upstream oil and gas industry in the following countries: Singapore, Canada, Mexico, Abu Dhabi, Djoubiti, Algeria, Ecuador, Brazil and Dubai. This percentage was approximately 17% during in 2008. The oil and gas industry operates in both remote and potentially politically unstable locations, and numerous risks and uncertainties affect our non-United States operations. These risks and uncertainties include changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as United States laws affecting activities of United States companies abroad, including tax laws and enforcement of contract and intellectual property rights. In addition, the costs of providing our services can be adversely and/or unexpectedly impacted by the remoteness of the locations and other logistical factors.

We maintain an investment in a joint venture with a Chinese energy services company. We may encounter unforeseen or unexpected operating, financial, political or cultural factors that could impact its business plans and the expected profitability from such investment. We will face risks if China loses normal trade relations with the United States and it may be adversely affected by the diplomatic and political relationships between the United States and China. As a result of the relatively weak Chinese legal system in general and the intellectual property regime in particular, we may face additional risk with respect to the protection of its intellectual property in China. Changes in China’s political and economic policies could adversely affect our investment and business opportunities in China.

Foreign Currency Transaction Risk

AETI has investments in its Singapore joint venture, MIEFE, and its Chinese joint venture, BOMAY. The functional currencies of these joint ventures are the Singapore dollar and Yuan, respectively. The investments are translated into United States dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustments, if any, are recorded as accumulated other comprehensive income in AETI’s consolidated balance sheet.

In the past several years, our investments in China and Singapore have benefitted from the general weakness of the U.S. dollar resulting in the recognition of foreign currency translation gains. During the latter part of 2008 and early in 2009, disruptions in the global financial markets caused the U.S. dollar to strengthen, particularly against the Singapore dollar. In the 4th quarter of 2009 the U.S. dollar again weakened against the Singapore dollar resulting in a moderate translation gain.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following table describes the material facilities owned by AETI and its subsidiaries as of December 31, 2009.

Location	General Description	Acres	Approximate Square Feet of buildings
Houston, Texas	Company and M&I headquarters, TP&S and E&I service center and storage	3	26,000

Beaumont, Texas	TP&S manufacturing and storage	9	85,000

Bay St. Louis, Mississippi	M&I manufacturing	3	11,000

Keystone Heights, Florida	AAT offices and manufacturing	8.5	67,500

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on The NASDAQ Stock Market under the symbol “AETI”.

The following table sets forth quotations for the high and low sales prices for the Company’s common stock, as reported by NASDAQ, for the periods indicated below:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	High	Low	High	Low
1st Quarter	$2.49	$1.50	$4.94	$3.56
2nd Quarter	$2.50	$1.62	$7.85	$4.49
3rd Quarter	$2.38	$1.93	$6.32	$1.00
4th Quarter	$2.87	$2.10	$3.37	$1.65

As of March 8, 2010, there were 79 shareholders of record.

The Company did not declare or pay cash dividends in either fiscal 2009 or 2008. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business. Our bank loan agreement restricts the payment of cash dividends to stockholders.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The following table sets forth certain information concerning shares of common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	406,922	$8.40	126,178	(1)

(1)	Consists of 300,000 shares of common stock originally available for issuance under the 2007 Employee Stock Incentive Equity Plan for services by eligible employees, independent contractors and consultants. Such shares have been reduced by grants of stock options and restricted units including grants approved at the February, 2009 Compensation Committee meeting.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial data for the periods presented. You should read the following selected financial data in conjunction with our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report. The information set forth below is not necessarily indicative of results of future operations. Since the M&I Merger has been accounted for as a reverse acquisition under the purchase method of accounting, our financial statements reflect the historical results of M&I prior to the Merger and that of the combined company following the Merger and do not include the historical results of AAT prior to the Merger. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger and the 1-for-5 reverse split of our common stock on May 15, 2007. Amounts are in thousands of dollars except share and per share data.

	Years Ended December 31,
	2009	2008	2007	2006	2005
Net Sales	$52,162.9	$65,387.2	$55,664.5	$45,418.7	$34,944.6
Net Income	$678.3	$1,656.8	$590.2	$2,438.3	$1,348.5
Earnings per common share:
Basic	$0.09	$0.22	$0.08	$0.40	$0.23
Diluted	$0.09	$0.21	$0.08	$0.40	$0.23
Cash dividends declared per common share	$—	$—	$—	$—	$24.41
Shares used in computing earnings per share
Basic	7,689,915	7,662,811	7,058,529	6,079,692	5,933,728
Diluted	7,827,531	7,707,091	7,059,447	6,079,692	5,933,728
Cash and equivalents	$1,497.3	$148.6	$593.5	$2,031.1	$1,079.3
Total assets	33,521.6	38,697.5	37,282.3	23,156.4	17,355.9
Long term debt (including current maturities)	3,510.9	4,648.1	5,500.0	500.0	500.0
Total liabilities	9,607.6	15,769.0	16,136.3	9,455.8	6,110.5
Total stockholders’ equity	23,914.0	22,928.5	21,146.0	13,700.7	11,245.4

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

In May 2007, M&I was a party to a reverse merger transaction in which it was legally acquired by AAT. The shareholders of M&I were issued stock of AAT in amounts that in aggregate constituted approximately 80% of the total shares outstanding. As a result, the merger has been accounted for as an acquisition of AAT by M&I. Immediately following the merger, AAT’s name was changed to American Electric Technologies, Inc. Results of operations of AAT have been consolidated commencing with the merger date. References to operating results prior to the May 2007 merger date solely reflect M&I and its subsidiaries and affiliates.

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of both M&I and AAT. We report financial data for three operating segments: the TP&S segment and the E&I segment which together encompass the operations of M&I including its South Coast Electric Systems, LLC subsidiary and the AAT segment which encompasses the operations of AAT including its Omega Metals division. M&I holds a 40% and 49% interests in Chinese and Singapore joint ventures, respectively. These ventures are stand-alone operating companies and enhance our ability to provide products to these markets. Income from these ventures is reported utilizing the equity method of accounting and is included in the TP&S segment’s earnings before taxes.

Results of Operations

The table below summarizes our revenue and profitability for 2009, 2008 and 2007.

	Year ended December 31,
	2009	2008	2007
	(dollars in thousands)
Net sales	$52,162.9	$65,387.2	$55,664.5
Gross profit	6,048.0	8,386.8	4,499.9
Gross profit %	11.6%	12.8%	8.1%
Selling general and administrative expenses	6,880.3	8,152.4	6,212.6
Income (loss) from operations	(832.3)	234.4	(1,712.7)
Other income, net	1,799.6	2,320.3	2,577.8
Provision for income taxes	289.0	897.9	274.9
Net income	678.3	1,656.8	590.2

Year ended December 31, 2009 compared to year ended December 31, 2008

Consolidated Comparison

Revenues and Gross Profit. Total consolidated revenue decreased 20% for the year ended December 31, 2009 over the prior year. The decrease occurred across all segments and is attributable to the overall decline in the global economy. The decrease in consolidated gross profit is primarily a result of reduced sales. The deterioration in gross profit percent reflects the lower margin new school construction projects completed in the first quarter of 2009, partially offset by increased percentage of higher margin technical services sales.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $6.9 million during the year ended December 31, 2009, a decrease of $1.3 million over the prior year. The improvement is primarily attributable to cost reduction measures that resulted in reduced compensation of $0.8 million. Additionally, repair and maintenance expense declined by $0.2 million, attributable to hurricane damage repairs made in 2008 that were non recurring. Consulting expenses declined by $0.2 million, primarily related to Sarbanes Oxley compliance and ERP system implementation costs incurred during 2008.

Other Income and Expense. Consolidated other income and expense in 2009 declined by $0.5 million due to reduced earnings from the Chinese and Singapore joint ventures aggregating $0.5 million, reduced interest expense of $.01 million, partially offset by an increase in other miscellaneous expenses of $.01 million.

Provision for Income Taxes. Income tax expense decreased by $0.6 million consistent with the decrease in earnings before income tax. The effective tax rate of 30% was less than the prior year and is a result of deemed foreign tax credits in the current year.

Net Income. Net income for the year ended December 31, 2009 was $0.7 million as compared to $1.7 million for the prior year. The decrease in net income is a reflection of decreased sales, gross profit and other income, partially offset by lower selling, general and administrative expenses.

Divisional Comparisons

Technical Products & Services. The TP&S segment revenue declined $3.0 million from $34.1 million for 2008 to $31.1 million for 2009. The 8.8% decrease in revenue for this segment reflects a reduced demand for the company’s products and services, given the current weakness in the domestic traditional energy markets. This segment entered 2010 with a backlog of $5.9 million, compared to $14.4 million for the prior year. The outlook in most of its markets remain very uncertain. The segment’s initiatives in pursuing renewable energy markets remains strong, and revenue from these markets is expected during 2010.

TP&S gross profit for 2009 was $5.5 million, a $0.3 million increase over the prior year. Its gross profit percentage increased by 2.5% as a result of a favorable product mix. TP&S income before taxes for 2009 was $4.7 million compared to $4.4 million for 2008. This increase in income is a result of improved gross profits and reduced selling and general expenses, partially offset by reduced equity income from joint ventures ($0.5 million).

Electrical & Instrumentation Construction. The E&I segment reported sales of $14.6 million in 2009, a decrease of $8.6 million over the prior year. The decrease was the result of our departure from the new school construction business. E&I backlog was $7.9 million as of December 31, 2009, an increase of $0.8 million from 2008.

E&I gross profit for 2009 was a negative $0.5 million, a decrease of $1.8 million from the prior year. E&I loss before taxes for 2009 was $1.8 million compared to a loss of $0.6 million for the previous year period. The segment lost approximately $1.8 million and $1.0 million in 2009 and 2008, respectively, due to contracts in the new school construction market.

American Access Technologies. This segment’s sales declined by $1.7 million, from $8.2 million of sales in 2008 to $6.5 million in 2009. The segment contributed gross profits of approximately $1.0 million to the consolidated results, a decrease of $0.9 million from the prior year which is consistent with the decrease in sales. Gross profit percentages declined by 7.1% due to higher fixed costs in proportion to lower revenue level.

Year ended December 31, 2008 compared to year ended December 31, 2007

Consolidated Comparison

Revenue and Gross Profit. Total consolidated net sales increased $9.9 million, or 18%, to $65.4 million for the year ended December 31, 2008 over the prior year. The increase occurred across all segments although the $3 million or 60% increase in American Access was primarily due to the May 2007 merger described above. Consolidated cost of sales for the year ended December 31, 2008 was $57.0 million, a $5.8 million increase, or 11.4%, over the prior year. The increase in cost of sales is primarily due to increases in net sales over the prior year. As a percentage of net sales, cost of sales in 2008 declined as a percentage of sales by approximately 4.7%. This reflects an increased percentage of higher margin technical services sales and lower warranty and startup costs for the liquid cooled AC drives that negatively impacted 2007. Consolidated gross profit during the year ended December 31, 2008 significantly increased from $4.5 million for 2007 to $8.4 million in 2008. The increase in consolidated gross margin is a result, in part, of increased sales while reducing the percentage of the cost of sales. Consolidated gross profit as a percent of net sales was 12.8% during 2008, compared to 8.1% for the prior year. This improvement reflects the changes in cost of goods sold described above.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $8.2 million during the year ended December 31, 2008, an increase of $1.9 million over the prior year. Approximately $0.7 million of the increase relates to the fact that AAT’s overhead expenses were not included prior to May 15, 2007. Selling expenses, primarily compensation, increased by $0.3 million. Charges for incentive plans, stock-based and otherwise increased by $0.2 million, repairs associated with Hurricane Ike approximated $0.1 million and consulting charges related to the ERP system implementation increased $0.1 million. AETI expended approximately $0.2 million in Sarbanes Oxley compliance costs. The balance of the increase in this category was occasioned by the inclusion of a full year of public company compliance costs.

Other Income and Expense. Consolidated other income and expense in 2008 declined by $0.3 million due to the realized gain on sale of marketable securities of $1.0 million in 2007 and increased interest expense($0.1 million) partially offset by increased earnings from the Chinese and Singapore joint ventures aggregating $0.9 million.

Provision for Income Taxes. Income tax expense increased by $0.6 million consistent with the increase in earnings before income tax. The effective tax rate of 35% was slightly less than the prior year.

Net Income. Net income for the year ended December 31, 2008 was $1.7 million as compared to $0.6 million for the prior year. The increase in net income is a reflection of increased sales and gross profit partially offset by lower other income and increased selling, general and administrative expenses.

Divisional Comparisons

Technical Products & Services. The TP&S segment revenue increased $4.0 million from $30.1 million for 2007 to $34.1 million for 2008. TP&S enjoyed an approximately $1.5 million increase in its services businesses, some of which was attributable to repair work due to Hurricane Ike. Although overall revenue was strong in 2008, there was a pronounced decline in land and marine drilling rig quotations and as a result the backlog for that segment is negligible as of yearend. This decline was offset by marine based drive system sales. This unit entered 2009 with a backlog of $14.4 million, comparable to the prior year however the outlook in most of its markets is very uncertain.

TP&S gross profit for 2008 was $5.2 million, a $1.3 million increase over the prior year. The increase in gross profit is primarily associated with the sales change. Its gross profit percentage increased by 2.3% relating to lower startup and warranty charges on AC drive systems and the increased higher margin services work. TP&S income before taxes for 2008 was $4.4 million compared to $3.4 million for 2007. This increase in income is a result of higher sales and related gross profit as higher equity income from joint ventures ($0.8 million) was essentially offset by increased selling and general expenses.

Electrical & Instrumentation Construction. The E&I segment reported sales of $23.2 million in 2008, an increase of $2.9 million over the prior year. The increase was due primarily to marine and powerhouse construction contracts. Approximately $10 million in each period related to new school construction projects. E&I backlog was $7.1 million as of December 31, 2008, an $11 million decline from 2007, the decrease almost exclusively due to the withdrawal from the new school construction market.

E&I gross profit for 2008 was $1.4 million, an improvement of $2.0 million from the prior year. A substantial portion of this increase beyond the expected margin on the sales increase occurred because of an industrial contract in 2007 that incurred excess costs of $0.6 million. E&I loss before taxes for 2008 was $0.6 million compared to a loss of $1.7 million for the previous year period. This improvement was due primarily to the change in gross profits from the prior year. The segment lost approximately $1 million in both 2007 and 2008 due to contracts in the new school construction market.

American Access Technologies. AAT’s sales increased from $5.4 million to $8.2 million due primarily to inclusion of a full year of sales in 2008 since the acquisition, effective May 15, 2007. AAT contributed gross profits of approximately $1.9 million to the consolidated results, an increase of $0.6 million from the prior year which is consistent with the sales increase. Gross profit percentages declined slightly, by 1% as the unit experienced considerable material price inflation during the middle part of the year.

Liquidity and Capital Resources

As of December 31, 2009, AETI’s cash and cash equivalents were $1.5 million as compared to $0.1 million as of December 31, 2008. Working capital was $14.7 million and $14.8 million as of December 31, 2009 and December 31, 2008, respectively. As of December 31, 2009, AETI’s current ratio is 3.6 and debt to total capitalization ratio is 12.3%. The comparable ratios for December 31, 2008 were 2.3 and 16.5%.

AETI’s long-term debt declined $1.1 million during 2009 from $4.5 million in 2008 reflecting a $1.0 million payment. Interest payments are current on all funded debt. At 2009 year end, AETI had a $10.0 million revolving credit facility which expires in July, 2011. For further information regarding the terms of AETI’s indebtedness, see Notes 8 to the Consolidated Financial Statements contained elsewhere in this report.

Operating Activities

During 2009, AETI generated cash from operations in the amount of $1.3 million, as compared to the $0.5 million generated in 2008. Income from operations plus depreciation generated $1.7 million. This amount was augmented by a reduction in accounts receivable of $6.0 million and inventory of $0.8 million. Cash was utilized for decreases in accounts payable of $3.0 million and an increase in cost and estimated earnings net of billings in excess of cost on uncompleted contracts of $2.2 million. In 2008, the operating income plus depreciation generated $1.3 million in cash flow. Increases in accounts payable and accrued liabilities of $0.9 million and a tax refund of $0.6 million generated additional operating cash flow. Cash was utilized in 2008 for increases in accounts receivable and inventories of $.08 million and $1.4 million, respectively.

Investing Activities

During 2009, AETI generated $1.1 million in cash flow from investing activities as compared to $0.6 million in 2008. Principal elements of these investing activities included capital expenditures of $0.6 million offset by $1.7 million in dividends from joint ventures in 2009. In 2008, capital expenditures of $0.6 million offset by a $1.2 million in dividends from joint ventures in 2008.

Financing Activities

During 2009 the Company utilized cash for financing activities in connection with the payment of long term debt of $1.0 million. In addition, AETI made payments on a long term capital lease aggregated $137,187 and received proceeds on common stock issuances of $78,850. In 2008, payments on long term debt and capital lease obligations were $1.5 million and $76,430, respectively. Proceeds from the sale of common stock were $21,687 during 2008.

Contractual Obligations

Payments due under contractual obligations at December 31, 2009, follow (in thousands):

	Less than 1 Year	1-3 years	3-5 years	More than 5 Years	Total
Capital lease	$156.2	$379.7	$—	$—	$535.9
Long-term debt obligations	—	$3,000.0	—	—	$3,000.0
Interest on long-term debt	$100.0	$50.0	—	—	$150.0

Total	$256.2	$3,429.7	$—	$—	$3,685.9

Interest is estimated based on current prime rates of 3.25%

Outlook for Fiscal 2010

AETI will enter 2010 with a backlog of $13.8 million and this will provide a sound revenue base through the first quarter. After that time, the short term demand for our products and services is very uncertain due to global recessionary conditions and the disruptions in the financial markets. We took aggressive action in the latter part of 2008 to improve our cost structure and reduce our breakeven levels by approximately 15% to sales level of $50 million. We will closely monitor our backlog and order activity and continue to adjust our cost structure and expenditures accordingly as conditions change. We expect our service businesses, including the E&I Construction segment to be able to moderate some of the expected activity decline. In addition we expect to benefit from some of our recent product and business development activities, including alternative energy markets. We will continue our initiatives in these markets. Our joint ventures have reported slow-downs in their primary markets but we continue to believe that opportunities exist for alternative energy products, particularly in China to replace the primary market decline.

We expect to be able to finance 2010’s capital expenditures and working capital needs primarily through operating cash flows. AETI believes its existing cash, working capital and unused capacity under its credit facility combined with operating earnings will be sufficient to meet its working capital needs in the immediate future.

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

Concentration of Market Risk and Geographic Operations

Financial instruments which potentially subject AETI to concentrations of credit risk consist primarily of trade accounts receivable. Our market risk is dependent primarily on the strength of the oil and gas and energy related industries. We grant credit to customers and generally do not require collateral. Procedures are in effect to monitor the credit worthiness of its customers. During 2009 or 2008, no customers accounted for more than 10% of consolidated revenue.

As previously described, AETI has investments in China and Singapore that aggregated $6.4 million and $1.3 million, respectively as of December 31, 2009.

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

Federal Income Taxes

The liability method is used in accounting for federal income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the company’s tax returns. AETI’s federal income tax returns through December 31, 2004 have been audited by the Internal Revenue Service. As a result of the reverse merger referred to above, the company recognized a deferred tax asset of $2.9 million based on an estimate of the extent to which net operating loss carry forwards will be realizable.

Bad Debts

Earnings are charged with a provision for doubtful accounts based on a current review of the collectability of the accounts. This provision is reviewed by management on a regular basis and adjustments are made as appropriate.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Transaction Risk

AETI maintains investments in its Singapore and Chinese joint ventures, MIEFE and BOMAY, respectively. The functional currencies of the joint ventures are the Singapore dollar and Chinese Yuan, respectively. Investments are translated into United States dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in AETI’s consolidated balance sheet. Under the terms of the BOMAY Equity Joint Venture Contract, we were obligated to make a total investment of 16.0 million Yuan (approximately $2.0 million) during the initial two years of the joint venture. Each of the BOMAY investors is required to guaranty the bank loans of BOMAY in proportion to their investment.

Other than the aforementioned items, we do not believe we are exposed to foreign currency exchange risk because all of our sales and purchases are denominated in United States dollars.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index on page F-1 of our Consolidated Financial Statements and Notes thereto contained herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure controls and procedures.

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2009. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2009 based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Directors

Information required by this item is incorporated by reference to the information contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after our December 31, 2009 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the “Director Independence” and “Certain Relationships and Related Transactions” sections of our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

See Index on page F-1.

2.	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

3.	Exhibits

A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index immediately following the signature pages of this report. We will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request. Stockholders may request exhibits copies by contacting: John H. Untereker, Corporate Secretary, American Electric Technologies, Inc., 6410 Long Drive, Houston, Texas 77087.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2010	AMERICAN ELECTRIC TECHNOLOGIES, INC.

By: /s/ Charles Dauber
Charles Dauber President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ CHARLES DAUBER Charles Dauber	President, Chief Executive Officer, Director (Principal Executive Officer)	March 26, 2010

/S/ ARTHUR G. DAUBER Arthur G. Dauber	Executive Chairman and Director	March 26, 2010

/S/ JOHN H. UNTEREKER John H. Untereker	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 26, 2010

/S/ HOWARD W. KELLEY Howard W. Kelley	Director	March 26, 2010

/S/ PETER MENIKOFF Peter Menikoff	Director	March 26, 2010

/S/ THOMAS P. CALLAHAN Thomas P. Callahan	Director	March 26, 2010

/S/ J. HOKE PEACOCK II J. Hoke Peacock II	Director	March 26, 2010

/S/ STUART SCHUBE Stuart Schube	Director	March 26, 2010

American Electric Technologies, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Electric Technologies, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of American Electric Technologies, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Electric Technologies, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accepted accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of American Electric Technologies, Inc.’s internal control over financial reporting as of December 31, 2009 and, accordingly, we do not express an opinion thereon.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas

March 26, 2010

American Electric Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2009 and 2008

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,497,305	$148,598
Accounts receivable-trade, net of allowance of $438,900 and $535,433, respectively	10,368,351	16,290,406
Accounts receivable-other	349,094	343,644
Income taxes receivable	207,119	59,754
Inventories, net	3,563,481	4,387,672
Costs and estimated earnings in excess of billings on uncompleted contracts	3,750,367	3,481,270
Prepaid expenses and other current assets	327,428	289,073
Due from employees	36,282	49,437
Deferred income taxes	541,894	727,361

Total current assets	20,641,321	25,777,215
Property, plant and equipment, net	5,193,897	5,604,108
Other assets, net	132,764	155,340
Advances to and investments in joint ventures	6,447,558	5,984,236
Deferred tax asset	1,106,023	1,176,613

Total assets	$33,521,563	$38,697,512

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,573,477	$6,077,050
Accrued payroll and benefits	995,309	1,546,726
Other accrued expenses	244,213	368,134
Billings in excess of costs and estimated earnings on uncompleted contracts	953,474	2,887,561
Short-term notes payable	134,992	126,588

Total current liabilities	5,901,465	11,006,059
Notes payable	3,375,911	4,521,502
Deferred compensation	330,215	241,482

Total liabilities	9,607,591	15,769,043

Commitments and contingencies (See note 11)
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,700,875 and
7,665,635 shares issued and outstanding December 31, 2009 and 2008, respectively	7,701	7,665
Additional paid-in capital	7,594,491	7,316,593
Accumulated other comprehensive income	237,270	207,991
Retained earnings	16,074,510	15,396,220

Total stockholders’ equity	23,913,972	22,928,469

Total liabilities and stockholders’ equity	$33,521,563	$38,697,512

See accompanying notes to consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2009 and 2008

	2009	2008
Net sales	$52,162,909	$65,387,154
Cost of sales	46,114,943	57,000,380

Gross profit	6,047,966	8,386,774

Operating expenses:
General and administrative	4,742,553	5,807,251
Selling	2,137,753	2,345,124

Total operating expenses	6,880,306	8,152,375

Income from operations	(832,340)	234,399

Other income (expense):
Equity in income of joint ventures	2,043,203	2,554,561
Interest expense	(133,633)	(278,981)
Other, net	(109,921)	44,750

Total other income (expense)	1,799,649	2,320,330

Income before income tax expense	967,309	2,554,729

Income tax expense	289,019	897,880

Net income	$678,290	$1,656,849

Net income per common share:
Basic	$0.09	$0.22

Diluted	$0.09	$0.21

Weighted-average shares:
Basic	7,689,915	7,662,811
Diluted	7,827,531	7,707,091

See accompanying notes to consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2009 and 2008

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2007	7,661,241	$7,661	$7,294,910	$104,008	$13,739,371	$21,145,950
Common stock issued to ESPP (Note 10)	4,394	4	21,683	—	—	21,687
Comprehensive income:
Net income	—	—	—	—	1,656,849	1,656,849
Translation gain	—	—	—	103,983	—	103,983
Total comprehensive income						1,760,832

Balance, December 31, 2008	7,665,635	$7,665	$7,316,593	$207,991	$15,396,220	$22,928,469
Common stock issued to ESPP and restricted stock plans (Note 10)	35,240	36	78,814	—	—	78,850
Restricted stock expense	—	—	83,318	—	—	83,318
Reclass of deferred compensation liability	—	—	115,766	—	—	115,766
Comprehensive income:
Net income	—	—	—	—	678,290	678,290
Translation gain	—	—	—	29,279	—	29,279
Total comprehensive income						707,569

Balance, December 31, 2009	7,700,875	$7,701	$7,594,491	$237,270	$16,074,510	$23,913,972

See accompanying notes to consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income	$678,290	$1,656,849
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debt	150,858	(23,227)
Allowance for obsolete inventory	(15,032)	50,198
Depreciation and amortization	1,033,896	1,098,039
Gain on sale of property and equipment	(14,040)	(5,955)
Equity income from joint venture	(2,043,203)	(2,554,561)
Deferred compensation costs	131,319	45,991
Deferred income tax expense	240,517	886,210
Change in operating assets and liabilities:
Accounts receivable (including other)	5,778,902	(739,632)
Income taxes receivable/payable	(147,365)	558,155
Inventories	839,223	(1,414,783)
Costs and estimated earnings in excess of billings on uncompleted contracts	(269,097)	(342,205)
Prepaid expenses and other assets	(38,355)	122,500
Accounts payable and accrued liabilities	(3,109,136)	882,170
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,934,087)	305,186

Net cash provided by operating activities	1,282,690	524,935

Cash flows from investing activities:
Purchases of property, plant and equipment	(609,720)	(615,703)
Proceeds from disposal of property, plant and equipment	22,651	6,834
Proceeds from joint venture dividends	1,711,423	1,193,781

Net cash provided by investing activities	1,124,354	584,912

Cash flows from financing activities:
Proceeds from sale of common stock	78,850	21,687
Advances from (repayments to) revolving credit facility	(1,000,000)	(1,000,000)
Capital lease obligation payment	(137,187)	(76,430)
Principal payments on notes payable	—	(500,000)

Net cash used in financing activities	(1,058,337)	(1,554,743)

Net increase (decrease) in cash and cash equivalents	1,348,707	(444,896)
Cash and cash equivalents, beginning of year	148,598	593,494

Cash and cash equivalents, end of year	$1,497,305	$148,598

Supplemental disclosures of cash flow information:
Interest paid	$133,633	$278,981

Income taxes paid	$202,194	$30,000

Supplemental disclosure of non-cash activities:
Assets acquired with direct financing lease	$—	$724,520

See accompanying notes to consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Business

American Electric Technologies, Inc. (“AETI” or the “Company”) is the surviving financial reporting entity from a reverse acquisition of an 80% interest in American Access Technologies, Inc. by the shareholders of M&I Electric Industries, Inc. (M&I”) on May 17, 2007. Immediately upon the completion of the reverse acquisition, American Access Technologies, Inc. changed its name to American Electric Technologies, Inc. AETI is a Florida corporation and M&I, AETI’s wholly owned subsidiary, a Texas corporation. M&I has a wholly owned subsidiary, South Coast Electric Systems, LLC, a Mississippi based company, and joint venture interests in Singapore and China. On January 1, 2008, AETI established a wholly owned subsidiary through which it conducts its American Access Technology segment’s business.

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

American Electric Technologies, Inc. is comprised of three segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”). The TP&S segment designs, manufactures, markets and provides products designed to distribute the flow of electricity and protect electrical equipment such as motors, transformers and cables, and also provides variable speed drives to both AC (“alternating current”) and DC (“direct current”) motors. Products offered by this segment include low and medium voltage switchgear, generator control and distribution switchgear, motor control centers, powerhouses, bus duct, variable frequency AC drives, variable speed DC drives, program logic control (“PLC”) based automation systems, human machine interface (“HMI”) and specialty panels. The products are built for application voltages from 480 volts to 38,000 volts and are used in a wide variety of industries, including renewable energy. Services provided by TP&S include electrical equipment retrofits, upgrades, startups, testing and troubleshooting of substations, switchgear, drives and control systems.

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

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operation and provides services such as precision “CNC” (“Computer Numerical Controlled”) stamping, bending, assembling, painting, powder coating and silk screening to a diverse client base including, but not limited to, engineering, technology and electronics companies, primarily in the Southeast.

M&I’s wholly-owned subsidiary, South Coast Electric Systems, LLC, is a Delaware Limited Liability Company organized on February 20, 2003. With the exception of electrical contracting, it is engaged in the same lines of business as M&I, but it participates in different market segments.

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

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AETI and its wholly owned subsidiaries, M&I and AAT. Significant inter-company accounts and transactions are eliminated in consolidation.

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

Reclassification

Certain items are reclassified in the 2008 consolidated financial statements to conform to the 2009 presentation.

Financial Instruments

The Company includes fair value information in the notes to the consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of December 31, 2009 and 2008. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounts Receivable and Provision for Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and financial condition of those specific customers. We also will review historical experience with the customer, the general economic environment and the aging of our receivables. We record an allowance to reduce receivables to the amount that we reasonably believe to be collectible. Based on our historical collection experience, we currently believe our allowance for doubtful accounts is adequate.

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

If events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests property and equipment for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. Events that would trigger an impairment test include the following:

•	A significant decrease in the market price of a long-lived asset.

•	A significant change in the use of long-lived assets or in its physical condition.

•	A significant change in the business climate that could affect an assets value.

•	An accumulation of cost significantly greater than the amount originally expected to acquire or construct a long-lived asset.

•	A current period operating or cash flow loss combined with a history of such losses or a forecast demonstrating continued losses associated with the use of a long-lived asset.

•	An expectation to sell or otherwise dispose of a long-lived asset significantly before the end of its estimated useful life.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on our reviews during the two years ended December 31, 2009, there were no events or circumstances that caused management to believe that impairment tests were necessary.

Other Assets

Intangible Assets	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net Value
Patents	18	$94,986	$55,922	$39,064
Customer Agreements	10	$173,000	$79,300	$93,700

		$267,986	$135,222	$132,764

Amortization expense related to intangible assets held by the Company for the years ended December 31, 2009 and 2008 was approximately $22,600 and $5,200, respectively. Estimated amortization expense for the next five years is as follows:

For the year ending December 31:	Amount
2010	$23,000
2011	23,000
2012	23,000
2013	23,000
2014	23,000

Federal Income Taxes

The Company follows FASB ASC 740 Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Foreign Currency Gains and Losses

Foreign currency translations are included as a separate component of comprehensive income. We have determined the local currency of our foreign joint ventures to be the functional currency. In accordance with FASB ASC 830, the assets and liabilities of our foreign equity investees, denominated in foreign currency, are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet date; revenues and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income, which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

Revenue Recognition

The Company reports earnings from firm-price and modified firm price long-term contracts on the percentage-of-completion method. Earnings are recorded based on the ratio of costs incurred to total

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated costs. However for TP&S, the Company determined that labor incurred provides an improved measure of percentage of completion. Costs include direct material, direct labor, and job related overhead. Losses expected to be incurred on contracts are charged to operations in the period such losses are determined. A contract is considered complete when all costs except insignificant items have been incurred and the customer has accepted the product or project. Revenue from non-time and material jobs that will be completed within approximately one month are recognized on the completed-contract method. This method is used because these contracts are typically completed in a short period and the financial position and results of operations do not vary materially from those that would result from use of the percentage-of-completion method.

The Company records revenue from its field and technical service and repair operations on a completed service basis after customer acknowledgement that the service has been completed and accepted. Approximately 11% of the Company’s consolidated revenue is recorded on this basis. In addition, the Company sells certain purchased parts and products. These revenues are recorded when the product is shipped and title passes to the customer. Less than 1% of the Company’s consolidated revenue is recorded on this basis. AAT generally recognizes revenue when manufactured products are shipped and right of ownership passes.

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

Contract revenue recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract. From time to time, as part of the normal management processes, facts develop that require revisions to estimated total cost or revenue expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on contracts are recognized in the period in which they become known. Projected losses on all other contracts are recognized as the services and materials are provided.

Shipping and handling Fees and Costs

Shipping and handling fees, if billed to customers, are included in net sales. Shipping and handling costs associated with inbound freight are expensed as incurred. Shipping and handling costs associated with outbound freight are classified as cost of sales.

Concentration of Market Risk and Geographic Operations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s market risk is dependent primarily on the strength of the oil and gas and energy related industries. The Company grants credit to customers and generally does not require security except in the case of certain international contracts. Procedures are in effect to monitor the credit worthiness of its customers. During 2009 and 2008, no single customer represented 10% or more of Company revenue.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sells its products and services in domestic and international markets; however, significant portions of the Company’s sales are concentrated with customers located in the Gulf Coast. The Gulf Coast region accounts for approximately 60% of the Company’s revenue during the two years ended December 31, 2009.

Recently Issued Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued amended authoritative guidance that requires entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of this guidance, effective for the Company in the first quarter of 2009, did not have a material impact on the Company’s results of operations, financial position, or liquidity.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued additional authoritative guidance regarding the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. The guidance, which applies to all fair value measurements, does not change the objective of a fair value measurement. The adoption of this guidance, effective for the Company as of June 30, 2009, did not have a material impact on the Company’s results of operations, financial position, or liquidity.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued authoritative guidance that established a new method of recognizing and reporting other-than-temporary impairments of debt securities. It contains additional annual and interim disclosure requirements related to debt and equity securities. Under the new guidance, an impairment of debt securities is other-than-temporary if (1) the entity intends to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the security’s entire amortized cost basis. The adoption of this guidance, effective for the Company as of June 30, 2009, did not have a material impact on the Company’s results of operations, financial position, or liquidity.

Subsequent Events

In May 2009, the FASB issued authoritative guidance that established general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this guidance, effective for the Company as of June 30, 2009, did not have a material impact on our results of operations, financial position, or liquidity. In February 2010, the FASB issued amended guidance which was effective upon issuance. The adoption of the amended guidance did not have a material impact on the Company’s results of operations, financial position, or liquidity.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”), which is the primary source of authoritative GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification modifies the hierarchy of GAAP to include only two levels: authoritative and nonauthoritative. The Codification supersedes all non-SEC accounting and reporting standards. The adoption of the Codification, effective for the Company as of July 1, 2009, did not affect our results of operations, financial position, or liquidity.

Disclosures about Fair Value Measurements

In January 2010, the FASB issued amended authoritative guidance regarding fair value measurements. This guidance requires disclosures regarding significant transfers into and out of Level 1 and Level 2 fair value measurements. It also requires information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. Further, the FASB clarified guidance regarding the level of disaggregation, inputs, and valuation techniques. This guidance is effective for the Company in the first quarter of 2010, with the exception of guidance applicable to detailed Level 3 reconciliation disclosures, which will be effective for the Company in the first quarter of 2011. The adoption of this guidance will not have a material impact on the Company’s results of operations, financial position, or liquidity because it provides only enhanced disclosure requirements.

(3)	Inventories

Inventories consisted of the following at December 31, 2009 and 2008:

	2009	2008
Raw materials	$899,696	$931,875
Work-in-process	2,060,077	2,861,290
Finished goods	806,402	795,319
Allowance	(202,694)	(200,812)

Total inventories	$3,563,481	$4,387,672

(4)	Costs, Estimated Earnings, and Related Billings on Uncompleted Contracts

Contracts in progress at December 31, 2009, and 2008 consisted of the following:

	2009	2008
Cost incurred on uncompleted contracts	$13,894,492	$14,493,011
Estimated earnings	3,050,010	3,181,392

	16,944,502	17,674,403
Billings on uncompleted contracts	(14,147,609)	(17,080,694)

	$2,796,893	$593,709

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs, estimated earnings, and related billing on uncompleted contracts consisted of the following at December 31, 2009, and 2008:

	2009	2008
Cost and estimated earnings in excess of billings on uncompleted contracts	$3,750,367	$3,481,270
Billings in excess of cost and estimated earnings on uncompleted contracts	(953,474)	(2,887,561)

	$2,796,893	$593,709

(5)	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2009, and 2008:

Category	Estimated useful lives (years)	2009	2008
Buildings and improvements	15 – 25	$4,321,499	$4,023,869
Office equipment and furniture	2 – 7	1,444,280	1,376,882
Automobiles and trucks	2 – 5	662,110	753,669
Machinery and shop equipment	2 – 10	5,148,106	4,996,961

		11,575,995	11,151,381
Less: accumulated depreciation and amortization		6,916,582	5,998,210

		4,659,413	5,153,171
Land		348,880	348,880
Construction in progress		185,504	102,057

		$5,193,797	$5,604,108

During the years ended December 31, 2009 and 2008, depreciation charged to operations amounted to $1,011,320 and $1,092,762, respectively. Of these amounts, $634,900 and $707,707 was charged to cost of sales while $376,420 and $385,055 was charged to selling, general and administrative expenses for the years ended December 31, 2009 and 2008, respectively.

(6)	Advances to and Investment in Joint Ventures

The Company owns 49% of MIEFE which provides additional sales and technical support in Asia. The Company’s equity in the income of the joint venture was $395,445 and $363,071 for the years ended December 31, 2009 and 2008, respectively. Sales made to the joint venture were $358,132 and $178,157 for the years ended December 31, 2009 and 2008, respectively. Accounts receivable from MIEFE was $59,885 and $218,494 at December 31, 2009 and 2008, respectively.

The Company has a joint venture agreement and holds a 40% interest in a Chinese company, BOMAY, that builds electrical systems for sale in China. The majority partner in this joint venture is a subsidiary of a major Chinese oil company. M&I made an investment of $1 million in 2006 and made an additional $1 million investment in 2007. The Company’s equity in income of the joint venture was $1,647,758 and $2,191,490 for the years ended December 31, 2009 and 2008, respectively. Sales made to the joint venture were $50,041 and $738,061 for the years ended December 31, 2009 and 2008, respectively. Accounts receivable from BOMAY was $44,245 and $24,691 at December 31, 2009 and 2008, respectively.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales to joint ventures are made on an arms length basis and intercompany profits, if any, are eliminated in consolidation. Summary financial information of MIEFE and BOMAY in U.S. dollars was as follows at December 31, 2009 and 2008 (in thousands):

	MIEFE		BOMAY
	2009	2008	2009	2008
Assets:
Total current assets	$4,135	$3,839	$31,604	$42,030
Total non-current assets	158	29	4,498	4,810

Total assets	$4,293	$3,868	$36,102	$46,840

Liabilities and equity:
Total current liabilities	$1,682	$1,789	$21,520	$32,744
Total partnership equity	2,611	2,079	14,582	14,096

Total liabilities and equity	$4,293	$3,868	$36,102	$46,840

Gross sales	$7,117	$3,297	$34,297	$55,032
Net income	$824	$753	$4,336	$5,626

The Company made certain adjustments to the reported results that it believes are necessary to comply with accounting principles generally accepted in the U.S.

The Company’s investment in and advances to its joint ventures were as follows as of December 31, 2009 and 2008:

	2009			2008
	BOMAY	MIEFE	TOTAL	BOMAY	MIEFE	TOTAL
Investment in joint ventures:
Balance, beginning of year	$2,033,000	$17,469	$2,050,469	$2,033,000	$17,469	$2,050,469
Additional amounts invested	—	—	—	—	—	—

Balance, end of year	2,033,000	17,469	2,050,469	2,033,000	17,469	2,050,469

Undistributed earnings:
Balance, beginning of year	2,726,511	882,516	3,609,027	1,354,468	698,288	2,052,756
Equity in earnings	1,647,758	395,445	2,043,203	2,191,490	363,071	2,554,561
Consolidation adjustment	86,723	—	86,723	195,491	—	195,491
Dividend distributions	(1,542,399)	(169,024)	(1,711,423)	(1,014,938)	(178,843)	(1,193,781)

Balance, end of year	2,918,593	1,108,937	4,027,530	2,726,511	882,516	3,609,027

Foreign currency translation:
Balance, beginning of year	212,494	112,246	324,740	59,391	103,122	162,513
Change during the year	10,364	34,455	44,819	153,103	9,124	162,227

Balance, end of year	222,858	146,701	369,559	212,494	112,246	324,740

Investments, end of year	$5,174,451	$1,273,107	$6,447,558	$4,972,005	$1,012,231	$5,984,236

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	Income Taxes

The components of profit before taxes for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
United States	$(1,075,894)	$168
Foreign	2,043,203	2,554,561

Total profit / (loss) before taxes	$967,309	$2,554,729

The components of the provision for income taxes for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Current Provision:
United States	$—	$—
Foreign	—	—
States (United States)	48,502	11,670

Total current provision	48,502	11,670

Deferred Provision:
United States	240,517	820,000
Foreign	—	—
States (United States)	—	66,210

Total deferred provision	240,517	886,210

Total provision for income taxes	$289,019	$897,880

Significant components of the Company’s deferred federal income taxes were as follows:

	2009	2008
Deferred tax assets:
Accrued liabilities	$204,455	$231,753
Provision for bad debt	158,004	192,756
Inventory	72,970	197,104
Long-term contracts	60,227	10,439
Net operating loss	2,357,329	2,357,329
Section 263A	166,900	207,362
Intangible assets	63,108	70,500
Other	44,052	21,305

Net deferred tax assets	3,127,045	3,288,548
Deferred tax liabilities:
Equity in foreign investments	(1,133,362)	(1,138,762)
Property and equipment	(204,420)	(119,807)
Intangible assets	(9,059)	(9,258)
Translation gain	(132,905)	(116,747)

Net deferred tax liability	(1,479,746)	(1,384,574)

Net deferred assets	$1,647,299	$1,903,974

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The difference between the effective income tax rate reflected in the provision for income taxes and the amounts, which would be determined by applying the statutory income tax rate of 34%, is summarized as follows:

	2009	2008
Tax provision at 34% U.S. statutory rate	$420,526	$868,608
State taxes	37,105	72,167
Nondeductible expense	19,395	17,000
Other, primarily foreign earnings	(188,007)	(59,895)

Total tax provision	$289,019	$897,880

(8)	Notes Payable

The components of notes payable at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Revolving credit agreement	$3,000,000	$4,000,000
Capital lease obligation (Note 9)	510,903	648,090

Total notes payable	3,510,903	4,648,090

Less current portion of capital lease obligation	(134,992)	(126,588)

Non-current notes payable	$3,375,911	$4,521,502

Revolving Credit Agreement

Effective June 30, 2009, the Company amended its revolving credit agreement with JP Morgan Chase Bank, N.A. As amended, the bank provides us with a revolving credit line not to exceed the lesser of $10,000,000 or the sum of 80% of eligible accounts receivable plus 40% of the aggregate amount of eligible inventory up to $500,000, whichever is less.

Borrowings under the agreement bear interest at an annual rate based on the 30 day LIBOR rate (0.23% at December 31, 2009) plus 2.25% per year. The agreement is collateralized by trade accounts receivable, inventories, and work-in-process. Our M&I and AAT subsidiaries are guarantors of the loan. Loans under the agreement must be repaid no later than July 1, 2011.

Under the agreement, the Company pays a commitment fee of 0.3% of the unused portion the credit limit each quarter. Additionally, the terms of the agreement include covenants which provide for customary restrictions, including certain financial covenants and restrictions on the ability of the Company and its subsidiaries to enter into certain transactions, including those that could result in the incurrence of additional liens and indebtedness; the making of loans, guarantees or investments; sales of assets; and payments of dividends or repurchases of our capital stock. During the two years ended December 31, 2009, we were in compliance with all restrictive covenants. It is possible that, during 2010, AETI may not comply with the

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

profitability covenant requiring us to maintain positive net income for the trailing four quarters. For the nine months ended December 31, 2009 AETI’s net income is $26,700. In the event this occurs, the Company will seek a waiver from the bank which it believes will be granted.

Notes Payable to Stockholders

As of December 31, 2007, the Company had uncollateralized notes payable to certain stockholders of $500,000. The notes matured and were paid in full in December 2008. Interest expense related to these notes was $0 and $32,633 for the years ended December 31, 2009 and 2008, respectively.

(9)	Leases

The Company leases equipment (principally trucks) under operating lease agreements that expire at various dates to 2015. Rental expense relating to operating leases and other short-term leases for the years ended December 31, 2009 and 2008, amounted to approximately $770,000 and $749,000, respectively.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009:

Lease commitments for the years ending December 31,
2010	$117,439
2011	119,097
2012	119,097
2013	71,342
2014	22,544
Thereafter	1,658

$451,177

In March, 2008, the Company entered into a capital lease in order to finance shop equipment and related training expenses related to its American Access segment. The lease term commenced in June, 2008 when the equipment was installed and operational. The lease obligation and capitalized amount at inception was $724,520, and the lease term is 60 months. Future minimum lease payments associated with this capital lease are as follows:

Lease commitments for the years ending December, 31,
2010	$172,963
2011	172,963
2012	172,963
2013	166,209
2014	54,121

Total future minimum payments	739,219
Less imputed interest	(91,131)

Net present value of future minimum lease payments	$648,090

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)	Stock and Stock-based Compensation

Employee Stock Purchase Plan

The Company issued 21,168 and 4,394 shares of Company stock during 2009 and 2008, respectively, in connection with an Employee Stock Purchase Plan that commenced in April 2008.

Restricted Stock Units

During 2009 and 2008, the Board of Directors approved the grants of approximately 160,000 and 90,000 restricted stock units (“RSU”s) to members of management and key employees as part of the 2007 Employee Stock Incentive Plan in which 300,000 shares of stock may be issued. The number of RSUs awarded is generally subject to the substantial achievement of budgeted performance and other individual metrics. The RSUs do not have voting rights of the common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually vested and issued. In addition, the awards vest in 25% increments over four years from the grant date.

During February 2010 the Board of Directors approved the grants of approximately 230,000 RSUs in conjunction with the Plan, of which, approximately 158,000 units are subject to 2010 fiscal performance measures. Issuing additional shares of common stock in conjunction with the Plan will require authorization of the Board of Directors.

Following is a summary of RSUs in conjunction with the Plan:

Performance Period	Actual or Anticipated RSUs Awarded	Forfeitures	Vested	Net	Weighted Average Fair Value Per RSU
2008	41,953	310	14,072	25,571	$4.14
2009	105,344	—	—	105,344	$1.61
2010	230,000				$2.26

Compensation expense of $82,000 and $42,000 was recorded in the years ended December 31, 2009 and 2008, respectively, to reflect the fair value of the original RSU’s granted or anticipated to be granted less forfeitures, amortized over the portion of the vesting period occurring during the period. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Stock Market (“NASDAQ”) on the grant date. Based upon the fair value on the grant date of the number of shares awarded or expected to be awarded, it is anticipated that $373,000 of additional compensation cost will be recognized in future periods through 2014. The weighted average period over which this additional compensation cost will be expensed is 4.0 years.

Changes in RSUs during the year ended December 31, 2009 are as follows:

Unvested restricted stock units at January 1, 2009	41,953
Awarded	105,344
Vested	(14,072)
Forfeited	(310)

Unvested restricted stock units at December 31, 2009	132,915

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The Company recognizes compensation expense related to stock options in accordance with the Financial Accounting Standards Board (“FASB”) standard regarding share-based payments, and as such, has measured the share-based compensation expense for stock options granted during the year ended December 31, 2008 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The weighted average fair values were calculated using the Black Scholes-Merton option pricing model. There were no options issued in 2009. The following assumptions were used to determine the fair value of the stock options granted in 2008:

Expected stock price volatility	87%
Expected dividend yield	0%
Risk-free interest rate	5%
Expected life of options	5 years
Weighted-average fair value	$2.90

A summary of outstanding stock options as of December 31, 2009 follows:

Number of Options	Expires During	Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
206,220	2010	0.3 years	$9.75	$ —
26,880	2012	2.0 years	4.55	—
40,907	2013	3.1 years	4.09	—

274,007			8.40

Details of the stock option activity for the year ended December 31, 2009 is as follows:

	Number of Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of January 1, 2009	450,937	$8.47	$—
Exercised	—	—	—
Forfeitures	(150)	4.09	—
Expired	(176,780)	8.33	—

Outstanding as of December 31, 2009	274,007	8.40	—
Exercisable as of December 31, 2009	243,327	8.94	—

The following table summarizes information about non-vested stock option awards as of December 31, 2009:

	Number of Options	Weighted- Average Grant Date Fair Value
Non-vested stock options as of January 1, 2009	41,057	$2.90
Granted	—	—
Vested	(10,227)
Exercised	—	—
Forfeited	(150)	2.90

Non-vested stock options as of December 31, 2009	30,680	2.90

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense of $15,000 and $16,000 was recorded in the years ended December 31, 2009 and 2008, respectively, which is included in selling and administrative expenses in the Consolidated Statement of Operations. As of December 31, 2009, there was approximately $33,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted average period of 3.2 years.

(11)	Commitments and Contingencies

The Company is subject to legal proceedings and claims incident to the ordinary course of its business. Management believes that the ultimate resolution of such matters will not materially affect the consolidated financial position or results of operations of the Company.

On September 1, 1999, the Company created a group medical and hospitalization minimum premium insurance program. For the policy year ended August 2009, the Company is liable for all claims each year up to $50,000 per insured, or $1,375,000 in the aggregate. An outside insurance company insures any claims in excess of these amounts. The Company’s expense for this minimum premium insurance totaled $1,291,005 and $1,139,451 during the years ended December 31, 2009 and 2008, respectively. Insurance reserves included in accrued liabilities were approximately $106,000 and $109,000 at December 31, 2009 and 2008, respectively.

(12)	Employee Benefit and Bonus Plans

The employees of the Company are eligible to participate in a 401(k) plan sponsored by the Company. The plan is a defined contribution 401(k) Savings and Profit Sharing Plan (the “Plan”) that covers all full-time employees who meet certain age and service requirements. Employees may contribute up to 20% of their annual gross pay through salary deferrals. The Company may provide discretionary contributions to the Plan as determined by the Board of Directors. For the years ended December 31, 2009 and 2008, the Company made contributions of approximately $95,000 and $144,000, respectively.

The Company maintains an “Executive Performance” bonus plan, which covers approximately 40 officers and certain key employees. Under the plan, the participants receive a percentage of a bonus pool based primarily on pre-tax income in relation to budget. The Board of Directors approves the executive performance plan at the beginning of each year. During the years ended December 31, 2009 and 2008, the Company recorded approximately $320,000 and $476,000 under the plan, respectively, all of which was included in accrued expenses as of the respective year end.

(13)	Segment Reporting

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

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following are selected financial details regarding the Company’s reportable segments (in thousands):

	2009	2008
Revenue:
Technical products and services	$31,058	$34,068
Electrical and instrumentation construction	14,570	23,163
American Access	6,535	8,156

	52,163	65,387

Gross profit (loss):
Technical products and services	5,513	5,181
Electrical and instrumentation construction	(483)	1,353
American Access	1,018	1,853

	6,048	8,387

Income (loss) before income taxes:
Technical products and services	4,677	4,446
Electrical and instrumentation construction	(1,834)	(561)
American Access	(557)	186
Corporate and other unallocated expenses	(1,319)	(1,516)

	$967	$2,555

Selling, general and administrative expenses are directly allocated to its TP&S and E&I business segments based on their revenue because these expenses are centrally controlled and incurred. AAT’s selling general and administrative expenses are captured directly.

Approximately 22% and 26% of Technical Products and Services were sold into international markets in 2009 and 2008, respectively. These sales are made in US dollars and are generally settled prior to shipment or are secured by irrevocable letters of credit. All of Electrical and Instrumentation Construction sales are made in the United States. The Company’s only assets that are held outside the United States are the Singapore and Chinese affiliates (Note 6). The functional currencies of our affiliates are their respective local currencies.

For the two years ended December 31, 2009, no single customer constituted more than 10 % of the Company’s revenue.

(14)	Merger

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

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have been retroactively adjusted to reflect the exchange of shares in the Merger, and the 1-for-5 reverse split of our common stock on May 15, 2007.

Our financial statements reflect the historical results of M&I prior to the Merger and that of the combined company following the Merger, and do not include the historical results of AAT prior to the Merger. For year ended December 31, 2007, the results of operations reported for the Company includes a full twelve months of operations for M&I and seven and one half months of operations for AAT (May 15, 2007 through June 30, 2007).

On December 1, 2006, AAT had 1,515,549 shares of common stock outstanding (as adjusted for the reverse stock split discussed above). The market price of AAT common stock based on the five-day average of the closing prices of AAT’s common stock around and including the announcement date of the proposed transaction (November 27, 2006 through December 1, 2006, inclusive) was $5.45 per share (as adjusted for the reverse stock split discussed above).

Upon completion of a thorough analysis, and in agreement with the opinions of its financial advisers, Management determined that the market price of AAT common stock did not represent fair value of American Access as an entity. Based on the opinion of professional investment advisers, which noted that the shares issued in the merger were not registered under the Securities Act of 1933 and were restricted securities which could not be sold in the open market without the satisfaction of Rule 144 restrictions, management concluded that it would be appropriate to discount the market price by 18% to determine the fair value of such shares for calculating the purchase price of the merger. The purchase price is based on the fair value of the assets acquired and liabilities assumed as of the closing date of the merger and M&I’s final transaction costs to complete the merger.

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

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)	Quarterly Information (Unaudited)

Below are the Company’s summary results of operations on a quarterly basis for the two most recent fiscal years (in thousands except share data):

	2009 Quarters
	First	Second	Third	Fourth	Total
Revenue	$15,978.1	$12,174.2	$11,967.0	$12,043.6	$52,162.9
Gross Profit	2,228.1	713.7	1,824.8	1,281.4	$6,048.0
Net income (loss)	651.6	(291.0)	170.3	147.4	678.3
Earnings (loss) per share:
Basic and fully diluted	$0.08	$(0.04)	$0.02	$0.02	$0.09

	2008 Quarters
	First	Second	Third	Fourth	Total
Revenue	$16,977.8	$16,074.4	$14,827.6	$17,507.3	$65,387.1
Gross Profit	2,229.8	2,241.5	1,465.7	2,449.8	$8,386.8
Net income	202.2	516.5	13.1	925.0	1,656.8
Earnings per share:
Basic	$0.03	$0.07	$0.00	$0.10	$0.22
Fully diluted	0.03	0.07	0.00	0.10	0.21

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 12, 2008)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by Reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed February 9, 2009)

10.1	Employee 2000 Stock Option Plan. (Incorporated by Reference to Exhibit 8.16 to Registrant’s Annual Report on Form 10-QSB as filed April 20, 2000.)*

10.2	Directors 2000 Stock Option Plan. (Incorporated by Reference to Exhibit 8.17 to Registrant’s Annual Report on Form 10-QSB as filed April 20, 2000.)*

10.3	2007 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*

10.4	Non-Employee Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*

10.5	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*

10.6	Amended 2000 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)*

10.7	Amended 2000 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)*

10.8	Manufacturing and Marketing Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (portions omitted pursuant to a request for confidentiality.) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)

10.9	Stock Purchase and Sale Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)

10.10	Standstill Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)

10.11	2004 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 4, 2004.)*

10.12	2004 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 4, 2004.)*

10.13	Form of Employees Stock Option Agreement under 2004 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-8; file number 333-118178.)*

10.14	Form of Director Stock Option Agreement under 2004 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form S-8; file number 333-118178.)*

10.15	Summary of Non-Employee Director compensation. *

10.16	Summary of compensation for named executive officers-February 2010*

10.17	Employment Agreement with Timothy C. Adams dated November 27, 2006 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-KSB filed March 12, 2007)*

10.18	Loan Agreement between Registrant and JP Morgan Chase Bank, N.A. dated October 31, 2007 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2007)

10.19	First Amendment to Loan Documents between Registrant, M&I Electric Industries, Inc., American Access Technologies, Inc. and JP Morgan Chase Bank, N.A. effective June 30, 2008. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008)

10.20	Consulting Agreement with Stuart Schube and Acorn Ventures, Inc. dated November 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2007) *

10.21	Form of Employee Stock Option Award Agreement under 2007 Employee Stock Incentive Plan.* (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008)

10.22	Form of Restricted Stock Unit Award Agreement under 2007 Employee Stock Incentive Plan.* (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008)

10.23	Employment Agreement with Charles M. Dauber dated August 25, 2009. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed August 27, 2009)*

10.24	Amended employment agreement with John H. Untereker dated December 21, 2009.*

10.25	Deferred Compensation Plan for executives. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009.)*

10.26	Form of Director Stock Option Amendment dated December 14, 2006, under 2004 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB filed March 12, 2007)*

10.27	Notification of annual salary and target for performance bonus compensation. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009.)*

10.28	Outline of Supplemental Senior Management Performance Bonus Program for Fiscal 2010. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed March 4, 2010)*

10.29	Employment Agreement with Arthur G. Dauber dated August 25, 2009. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 27, 2009)*

10.30	Second Amendment to Loan Agreement effective as of June 30, 2009 between Registrant and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2009)

14	Code of Ethics. (Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB filed March 21, 2004.)

21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008)

23.1	Consent of Ham, Langston & Brezina, LLP

31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Financial Officer.

32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement.