Form 10-Q
period 2010-03-31
American Electric Technologies Inc
filed 2010-05-17
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of May 17, 2010, the registrant had 7,745,621 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended March 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$993,372	$1,497,305
Accounts receivable-trade, net of allowance of $498,510 and $438,900, respectively	10,646,179	10,368,351
Accounts receivable-other	356,103	349,094
Income taxes receivable	208,119	207,119
Inventories, net	3,713,815	3,563,481
Costs and estimated earnings in excess of billings on uncompleted contracts	3,337,299	3,750,367
Prepaid expenses and other current assets	394,756	327,428
Due from employees	58,923	36,282
Deferred income taxes	583,271	541,894

Total current assets	20,291,837	20,641,321

Property, plant and equipment, net	5,218,498	5,193,897
Other assets, net	127,119	132,764
Advances to and investments in joint ventures	7,102,222	6,447,558
Deferred tax asset	1,280,703	1,106,023

Total assets	$34,020,379	$33,521,563

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,237,735	$3,573,477
Accrued payroll and benefits	960,355	995,309
Other accrued expenses	166,304	244,213
Billings in excess of costs and estimated earnings on uncompleted contracts	1,243,425	953,474
Short-term notes payable	134,992	134,992

Total current liabilities	6,742,811	5,901,465

Notes payable	3,340,322	3,375,911
Deferred compensation	365,965	330,215

Total liabilities	10,449,098	9,607,591

Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,741,782 and 7,700,875 shares issued and outstanding March 31, 2010 and December 31, 2009, respectively	7,741	7,701
Additional paid-in capital	7,653,372	7,594,491
Accumulated other comprehensive income	245,457	237,270
Retained earnings	15,664,711	16,074,510

Total stockholders’ equity	23,571,281	23,913,972

Total liabilities and stockholders’ equity	$34,020,379	$33,521,563

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Unaudited

	Three Months Ended March 31,
	2010	2009
Net sales	$9,657,960	$15,978,166

Cost of sales	9,194,501	13,750,083

Gross profit	463,459	2,228,083

Operating expenses:
General and administrative	1,142,195	1,283,573
Selling	551,262	527,251

Total operating expenses	1,693,457	1,810,824

Income (loss) from operations	(1,229,998)	417,259

Other income (expense):
Equity in income of joint ventures	635,621	704,398
Interest expense	(29,298)	(34,625)
Other, net	(6,785)	(73,741)

Total other income (expense)	599,538	596,032

Income (loss) before income tax expense	(630,460)	1,013,291

Income tax expense (benefit)	(220,661)	361,705

Net income (loss)	$(409,799)	$651,586

Net income (loss) per common share:
Basic	$(0.05)	$0.08
Diluted	$(0.05)	$0.08

Weighted-average shares:
Basic	7,718,656	7,674,406
Diluted	7,888,957	7,757,927

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(409,799)	$651,586
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Provisions for bad debt	59,610	52,626
Depreciation and amortization	248,311	265,983
Gain on sale of property and equipment	(300)	(650)
Allowance for obsolete inventory	25,839	8,925
Deferred compensation	79,094	23,792
Equity income from joint venture	(635,621)	(704,398)
Deferred federal income tax expense (benefit)	(220,662)	—
Change in operating assets and liabilities:
Accounts receivable (including other)	(367,089)	3,313,424
Income taxes receivable/payable	(1,000)	359,288
Inventories	(176,173)	110,052
Costs and estimated earnings in excess of billings on uncompleted contracts	413,068	(1,392,029)
Prepaid expenses and other assets	(67,328)	(127,868)
Accounts payable and accrued liabilities	551,395	(355,992)
Billings in excess of costs and estimated earnings on uncompleted contracts	289,951	(1,290,574)

Net cash provided by (used in) operating activities	(210,704)	914,165

Cash flows from investing activities:
Purchases of property, plant and equipment	(267,267)	(206,325)
Proceeds from disposal of property, plant and equipment	300	650

Net cash used in investing activities	(266,967)	(205,675)

Cash flows from financing activities:
Proceeds from sale of common stock	9,327	11,807
Capital lease obligation payment	(35,589)	(33,538)

Net cash used in financing activities	(26,262)	(21,731)

Net increase (decrease) in cash and cash equivalents	(503,933)	686,759
Cash and cash equivalents, beginning of period	1,497,305	148,598

Cash and cash equivalents, end of period	$993,372	$835,357

Supplemental disclosures of cash flow information:
Interest paid	$28,277	$24,035

Income taxes paid	$1,000	$9,490

Supplemental disclosures of non-cash activities:
Reclassification of deferred compensation to paid-in-capital	$—	$115,766

See the accompanying notes to the condensed unaudited consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

March 31, 2010

1. Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and Subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of March 31, 2010 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2010 and results of operations for the three months ending March 31, 2010. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The statements should be read in conjunction with the Company’s financial statements filed on our Annual Report on Form 10-K for the year ended December 31, 2009 which was filed on March 26, 2010.

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

3. Net Income (loss) per Common Share

Basic earnings per common share is based on the weighted average number of common shares outstanding for the three months ended March 31, 2010 and 2009. Diluted earnings per share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and other stock units subject to anti-dilution limitations.

4. Recent Accounting Pronouncements

Fair Value Measurements – In January 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance to improve disclosures of fair value measurements. This guidance requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. This update became effective for us in the quarter ended March 31, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

Subsequent Events – In May 2009, the FASB issued accounting guidance on subsequent events that establishes standards of accounting for and disclosure of subsequent events. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This new guidance was adopted for our financial statements for the quarterly period ending June 30, 2009. The adoption of this guidance did not have a material impact on our financial statements.

In February 2010, the FASB issued new accounting guidance that amends the May 2009 subsequent events guidance described above to (i) eliminate the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events, (ii) clarify the period through which conduit bond obligors must evaluate subsequent events, and (iii) refine the scope of the disclosure requirements for reissued financial statements. We adopted this new accounting guidance for our financial statements for the quarterly period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

5. Segment Information

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

Following are selected financial details regarding the Company’s reportable segments:

	Three Months Ended March 31,
	2010	2009
Revenue
Technical Products and Services	$5,641,663	$9,657,404
Electrical and Instrumentation Const.	2,693,220	4,985,682
American Access Technologies	1,323,077	1,335,080

Total	$9,657,960	$15,978,166

Gross Profit (loss)
Technical Products and Services	$90,265	$2,237,350
Electrical and Instrumentation Const.	151,333	(88,378)
American Access Technologies	221,861	79,111

Total	$463,459	$2,228,083

Income (loss) before Income taxes:
Technical Products and Services	$(18,595)	$2,128,594
Electrical and Instrumentation Const.	(204,069)	(472,720)
American Access Technologies	(100,675)	(308,019)
Corporate and Other Unallocated	(307,121)	(334,564)

Total	$(630,460)	$1,013,291

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

6. Advances to and Investment in Joint Ventures

We have interests in two joint ventures outside of the United States which are accounted for on the equity method:

•	a 49% interest in M&I Electric Far East, Ltd. (“MIEFE”), a joint venture with Oakwell Engineering, Ltd., in Singapore, and;

•

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which M&I holds a 40% interest with Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), holds 51%, and AA Energies, Inc., holds 9%.

The carrying value of these equity method investments as of March 31, 2010 and 2009 were:

	2010	2009
BOMAY	$5,889,663	$5,521,009
MIEFE	1,212,559	1,108,161

	$7,102,222	$6,629,170

Under the equity method, the Company’s share of the joint ventures’ earnings or loss is recognized in our Statement of Operations as Other Income (Expense) - Equity in income (loss) of joint ventures. Joint venture income increases the carrying value of the joint ventures and joint venture losses reduce the carrying value. Dividends received from the joint ventures reduce the carrying value.

Each reporting period, the Company evaluates the carrying value of these equity method investments as to whether an impairment adjustment may be necessary. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment adjustment is necessary.

During 2007, the Company’s equity income in the reported results of BOMAY was net of certain expense adjustments totaling approximately $660,000 that were recorded to reflect management’s estimate of warranty costs and management’s estimate of a provision for doubtful accounts for contractual amounts due from BOMAY. In recording these adjustments, a variety of factors were considered by management including local operating conditions, potential warranty costs associated with introduction of new products in the Chinese market and uncertainty regarding the collectibility of amounts due from BOMAY arising from certain contractual obligations. Based on the evaluation in the three months ended March 31, 2010, management determined that the reserves are no longer necessary.

This determination was based on a number of changed circumstances including the satisfaction of all past contractual obligations by BOMAY, good historical performance of its manufactured products and positive relationship built with local management that the Company believes have eliminated any collection issues on the contractual obligations. This change in estimate increased the carrying value of the investment by $660,000 and was reflected in our Statement of Operations as Other Income (Expense) – Equity in income of joint ventures.

BOMAY’s Board of Directors declared a dividend in April, 2010 from which AETI expects to receive approximately $1,000,000 during the second quarter.

Subsequent to the end of the quarter, a company was formed in Brazil called the AETI Alliance Group do Brazil (“AAG”) in which the Company will hold a 49% interest. AAG plans to provide electrical products and services to the Brazilian energy industries. The Company will provide initial capital and working capital of $196,000 during the initial year of operation.

7. Revolving Credit Agreement

As of the period ending March 31, 2010 AETI was unable to satisfy the net profit covenant on its revolving credit agreement with JP Morgan Chase Bank, N.A. Under the agreement AETI is required to maintain profitability for the trailing four calendar quarters. The Company requested and received from the bank a waiver of this covenant violation. In the event that this waiver had not been received from the bank, the amount due under the loan, $3,000,000, would be callable and reclassified as a current liability. In addition, the interest payable on the loan would be increased by 3% above the base rate of LIBOR (0.24% at March 31, 2010) plus 2.25% per annum.

8. Inventories

Inventories consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Raw materials	$953,836	$899,696
Work-in-process	2,165,195	2,060,077
Finished goods	806,402	806,402
Allowance	(211,618)	(202,694)

Total inventories	$3,713,815	$3,563,481

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q and the financial statements in the 2009 Annual Report on Form 10-K filed on March 26, 2010. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

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

These statements, including statements regarding our capital needs, business strategy, expectations and intentions, are subject to numerous risks and uncertainties, many of which are beyond our control, including our ability to maintain key products’ sales or effectively react to other risks including those discussed in Part I, Item 1A, Risk Factors, of our 2009 Annual Report on Form 10-K filed on March 26, 2010. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The E&I segment provides a full range of electrical and instrumentation construction and installation services to both land and marine based markets of the oil and gas industry, the water and wastewater facilities industry and other commercial and industrial markets. The segment’s services include new construction as well as electrical and instrumentation turnarounds, maintenance, and renovation projects. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems, high voltage cable, and data centers. Marine based oil and gas services include complete electrical system rig-ups, modifications, start-ups and testing for vessels, drilling rigs, and production modules. We have the technical expertise to provide these services in compliance with a number of applicable industry standards such as NEMA (“National Electrical Manufacturers Association”), ANSI (“American National Standards Institute”), IEC (“International Electrotechnical Commission”), ABS (“American Bureau of Shipping”), USCG (“United States Coast Guard”), Lloyd’s Register, a provider of marine certification services, and DNV (“Det Norske Veritas”) standards, a leading certification body/registrar for management systems certification services standards.

The AAT segment manufactures and markets zone cabling enclosures and manufactures formed metals products. The zone cabling product line provides state-of-the-art flexible cabling and wireless solutions for the high-speed communication networks found throughout office buildings, hospitals, schools, industrial complexes and government buildings. Our patented enclosures mount in ceilings, walls, raised floors, and certain modular furniture to facilitate the routing of telecommunications network cabling, fiber optics and wireless solutions in a streamlined, flexible, and cost effective fashion. AAT also operates a precision sheet metal fabrication and assembly operation and provides services such as precision “CNC” (“Computer Numerical Controlled”) punching, laser cutting, bending, assembling, painting, powder coating and silk screening to a diverse client base including, engineering, technology and electronics companies, primarily in the Southeast.

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

Our significant accounting policies are more fully described in the financial statements filed in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2010. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (“SPE”s), nor do we have any “variable interest entities” (“VIE”s).

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

Federal Income Taxes - The asset and liability method is used in accounting for federal income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The estimated value of deferred tax assets are reviewed annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in our tax returns.

Contingencies - We record an estimated loss from a loss contingency when information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Contingencies are often resolved over long time periods, are based on unique facts and circumstances, and are inherently uncertain. We regularly evaluate current information available to us to determine whether such accruals should be adjusted or other disclosures related to contingencies are required. We are a party to a number of legal proceedings in the normal course of our business for which we have made appropriate provisions where we believe an ultimate loss is probable. The ultimate resolution of these matters, individually or in the aggregate is not likely to have a material impact on the company’s financial position.

Equity in Joint Venture Income(Note 6) - The Company accounts for its investments in the joint ventures using the equity method. Under the equity method, the Company records its pro-rata share of joint venture income or losses and adjusts the basis of its investment accordingly. Dividends received from the joint ventures, if any, are recorded as reductions to the investment balance.

The Company evaluates the carrying value of equity method investments as to whether an impairment adjustment may be necessary. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors.

THE THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2009 (in thousands)

OVERALL RESULTS OF OPERATIONS

Revenue and Gross Profit. Total consolidated net sales decreased $6,320.2 or 40.0%, to $9,658.0 for the three months ended March 31, 2010 over the comparable period in 2009. The decrease occurred across all business segments and is attributable to the overall decline in the global economy. Total consolidated gross profit declined by $1,764.6. Gross profit as a percentage of sales declined from 13.9% to 4.8% as a result of higher fixed and indirect costs as a percentage of sales.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $1,693.5 during the three month period ended March 31, 2010, a decrease of $117.4 or 6.5% from the prior year period expense level. The improvement is primarily attributable to reduced compensation costs and sales commissions and is partially offset by increases in promotional expenses.

Other Income and Expense. Consolidated net other income increased by $3.5 from the prior year period reflecting the decrease of $728.8 in equity income from joint ventures, offset by a valuation adjustment to the carrying value of the investment in BOMAY (see Note 6) and by reduced interest and other expenses.

Provision for Income Taxes. Provision for income tax changed from a tax expense of $361.7 for the first quarter of 2009 to a tax benefit of $220.7 in the first quarter of 2010. The effective tax rate of 35.0% was slightly lower than the prior year rate of 35.7% due to higher deemed foreign tax credits in the current period.

Net Income (loss). Net loss for the three months ended March 31, 2010 was $409.8, as compared to net income of $651.6 for the prior year period. The decrease in net income is a result of a loss before income taxes partially offset by the tax benefit during the first quarter of 2010 as compared to a tax expense in the first quarter of 2009. The lower income before income taxes is associated with reduced gross profit ($1,764.6) and changes in equity income ($68.8) partially offset by improved selling, general and administrative expenses ($117.4). Equity income includes a change in accounting estimate related to the Chinese joint venture (see Note 6).

SEGMENT COMPARISON:

Technical Products and Services. The TP&S segment revenue decreased $4,015.7 from $9,657.4 for the first quarter of 2009 to $5,641.7 for the first quarter of 2010. The 41.6% decrease in revenue for this segment reflects a reduced demand for the company’s products and services, given the current weakness in the domestic traditional energy markets.

Gross profit for the TP&S segment for the first quarter of 2010 was $90.3, a decrease of $2,147.1 over the prior year level of $2,237.4 due primarily to the revenue impact noted above. TP&S loss before taxes for the first quarter of 2010 was $18.6, compared to income before tax of $2,128.6 for the comparable period in 2009 resulted from the decreased gross profits and reduced joint venture income.

The backlog for the TP&S segment was approximately $3,700.0 as of March 31, 2010, a decrease of approximately $2,200.0 since the beginning of the fiscal year. Substantially all of this backlog should be realized as revenue during the remainder of the fiscal year. The reduction in backlog is attributable to the decline in the North American drilling market and the reduced global economic activity.

Electrical & Instrumentation Construction. The E&I segment reported sales of $2,693.2 in the first quarter of 2010, a decline of $2,292.5 or 46.0%, over the first quarter of 2009.

Gross profit for the E&I segment during the first quarter of 2010 was $151.3, compared to a loss of $88.4 in the prior period. Gross profit as a percentage of sales improved by 7.4% for the comparable periods. The E&I segment’s loss before taxes for the first quarter of 2010 was $204.1, compared to a loss of $472.7 in 2009. This improvement coincides with the segment’s focus on traditional industrial, commercial energy and data center markets.

The backlog for the E&I segment was approximately $9,700.0 as of March 31, 2010, an increase $1,800.0 since the beginning of the fiscal year. The increase in backlog is attributable to the recent contract signings in the water and wastewater market. Approximately 80% of this backlog should be realized in revenue for the remainder of the fiscal year.

American Access Technologies. The American Access segment reported sales of $1,323.1 in the first quarter of 2010, essentially unchanged from the comparable prior year reporting period. Gross profits and gross profit percentage improved by $142.8 and 10.8%, respectively, as a result of reduced fixed and indirect manufacturing cost. Net loss before income taxes improved by $207.3 due to the improved gross profits.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, AETI’s cash and cash equivalents were $993.4 compared to $1,497.3 as of December 31, 2009. Working capital was approximately $13,549.0 and $14,739.9 as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, AETI’s current ratio and long-term debt to total capitalization ratios were 3.0:1 and 12.4%, respectively. The comparable ratios at December 31, 2009 were 3.5:1 and 12.4%.

AETI’s long-term debt as of March 31, 2010 was $3,340.3 on which interest payments are current. This amount includes the long-term portion of a capitalized lease obligation.

Operating Activities

During the three months ended March 31, 2010, AETI utilized cash flows from operations of $210.7 as compared to generating cash flows from operations of $914.2 for the same period in 2009. The net cash used from operating activities is primarily the result of the net loss from operations and changes in operating assets and liabilities. For the same period in 2009, operating cash flow from net income adjusted for depreciation was partially offset by equity income from joint ventures and changes in operating assets and liabilities.

Investing Activities

During the three months ending March 31, 2010, the Company utilized $267.0 in cash from investing activities compared to $205.8 in 2009, as a result of capital expenditures which is comprised primarily of equipment and maintenance capital.

Financing Activities

During the three months ending March 31, 2010 the Company paid $35.6 in financing costs under a finance lease and received $9.3 in connection with stock purchases under its employee stock purchase plan. In 2009 the Company paid $33.5 in financing costs under a financing lease and received $11.8 in connection with stock purchases under its stock purchase plan.

The Company believes its existing cash, working capital and unused credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months.

Near Term Strategy

There is a high degree of uncertainty regarding the company’s revenue levels for the remainder of the current fiscal year and as a result, the primary management focus is on increasing our sales levels. Management will continue to monitor the company’s sales levels and cost structure and take additional actions as appropriate to maintain AETI’s strong financial position.

The Company has experienced a pronounced decline in its backlog as a result of reduced demand occasioned by the recent volatility in the financial, commodity and energy markets. Management cannot predict when demand for its traditional products and services will begin to increase so as a result we will continue to adjust base costs and conserve working capital. The Company believes these actions will sustain its strong financial position. In addition, we will maintain our recent product development activities in alternative energy in order to augment the revenue from our traditional markets. AAT’s sales levels continue to be affected by soft zone cabling market. Accordingly, no increase in sales levels in the near term are forecast for this unit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through July 1, 2011, subject to optional prepayment in accordance with its terms. At March 31, 2010, the Company had $3,000,000 of variable-rate debt outstanding. At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on LIBOR (0.24% at March 31, 2010) plus 2.25% per year. The agreement is collateralized by trade accounts receivable, inventory and work-in-process.

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

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2010.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect internal control over financial reporting.

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

Date: May 17, 2010

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John H. Untereker
John H. Untereker
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)