Form 10-Q
period 2010-06-30
American Electric Technologies Inc
filed 2010-08-16
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of August 10, 2010, the registrant had 7,749,249 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended June 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2010	December 31, 2009
Assets

Current assets:
Cash and cash equivalents	$1,436,621	$1,497,305
Accounts receivable-trade, net of allowance of $505,749 and $438,900, respectively	8,197,772	10,368,351
Accounts receivable-other	358,725	349,094
Income taxes receivable	352,040	207,119
Inventories, net	4,043,838	3,563,481
Costs and estimated earnings in excess of billings on uncompleted contracts	2,578,659	3,750,367
Prepaid expenses and other current assets	372,016	327,428
Due from employees	32,223	36,282
Deferred income taxes	586,797	541,894

Total current assets	17,958,691	20,641,321

Property, plant and equipment, net	4,988,680	5,193,897
Other assets, net	121,475	132,764
Advances to and investments in joint ventures	6,340,108	6,447,558
Deferred tax asset	1,898,519	1,106,023

Total assets	$31,307,473	$33,521,563

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,782,114	$3,573,477
Accrued payroll and benefits	821,411	995,309
Other accrued expenses	160,719	244,213
Billings in excess of costs and estimated earnings on uncompleted contracts	1,138,700	953,474
Short-term notes payable	234,992	134,992

Total current liabilities	5,137,936	5,901,465

Notes payable	3,304,200	3,375,911
Deferred compensation	381,215	330,215

Total liabilities	8,823,351	9,607,591

Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,745,621 and 7,700,875 shares issued and outstanding June 30, 2010 and December 31, 2009, respectively	7,745	7,701
Additional paid-in capital	7,719,421	7,594,491
Accumulated other comprehensive income	234,897	237,270
Retained earnings	14,522,059	16,074,510

Total stockholders’ equity	22,484,122	23,913,972

Total liabilities and stockholders’ equity	$31,307,473	$33,521,563

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Unaudited

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Net sales	$17,945,469	$28,152,333	$8,287,509	$12,174,167

Cost of sales	17,480,971	25,210,540	8,286,470	11,460,457

Gross profit	464,498	2,941,793	1,039	713,710

Operating expenses:

General and administrative	2,372,357	2,437,513	1,230,162	1,153,940

Selling	1,167,980	1,101,250	616,718	573,999

Total operating expenses	3,540,337	3,538,763	1,846,880	1,727,939

Loss from operations	(3,075,839)	(596,970)	(1,845,841)	(1,014,229)

Other income (expense):

Equity in income of joint ventures	922,972	1,307,692	287,351	603,294

Interest expense	(58,782)	(68,320)	(29,484)	(33,695)

Other, net	(176,866)	(83,988)	(170,081)	(10,247)

Total other income	687,324	1,155,384	87,786	559,352

Income (loss) before income tax expense	(2,388,515)	558,414	(1,758,055)	(454,877)

Income tax expense (benefit)	(836,064)	197,780	(615,403)	(163,925)

Net income (loss)	$(1,552,451)	$360,634	$(1,142,652)	$(290,952)

Net income (loss) per common share:
Basic	$(0.20)	$0.05	$(0.15)	$(0.04)
Diluted	$(0.20)	$0.05	$(0.14)	$(0.04)
Weighted-average shares:
Basic	7,732,010	7,681,671	7,745,365	7,688,856
Diluted	7,914,650	7,801,290	7,940,342	7,844,176

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(1,552,451)	$360,634
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Provisions for bad debt	66,849	(29,937)
Depreciation and amortization	465,241	521,193
Gain on sale of property and equipment	(51,800)	(9,144)
Provision for obsolete inventory	54,764	11,969
Deferred compensation	145,759	73,698
Equity income from joint venture	(922,972)	(1,307,692)
Deferred federal income tax expense (benefit)	(836,064)	—
Customer settlement	100,000	—
Change in operating assets and liabilities:
Accounts receivable (including other)	2,098,158	4,990,291
Income taxes receivable/payable	(144,921)	168,705
Inventories	(535,121)	591,651
Costs and estimated earnings in excess of billings on uncompleted contracts	1,171,708	(882,240)
Prepaid expenses and other assets	(44,588)	(50,310)
Accounts payable and accrued liabilities	(1,048,755)	(2,348,566)
Billings in excess of costs and estimated earnings on uncompleted contracts	185,226	(1,302,721)

Net cash provided by (used in) operating activities	(848,967)	787,531

Cash flows from investing activities:
Purchases of property, plant and equipment	(248,735)	(488,097)
Proceeds from disposal of property, plant and equipment	51,800	9,144
Dividends received from joint ventures	1,039,214	1,388,160

Net cash used in investing activities	842,279	909,207

Cash flows from financing activities:
Proceeds from sale of common stock	17,715	24,318
Capital lease obligation payment	(71,711)	(67,576)

Net cash used in financing activities	(53,996)	(43,258)

Net increase (decrease) in cash and cash equivalents	(60,684)	1,653,480

Cash and cash equivalents, beginning of period	1,497,305	148,598

Cash and cash equivalents, end of period	$1,436,621	$1,802,078

Supplemental disclosures of cash flow information:
Interest paid	$44,011	$66,380

Income taxes paid	$144,921	$190,240

Supplemental disclosures of non-cash activities:
Reclassification of deferred compensation to paid-in-capital	$—	$115,766

See the accompanying notes to the condensed unaudited consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2010

1. Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and Subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of June 30, 2010 and for the six months and three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2010 and results of operations for the six months and three months ending June 30, 2010. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The statements should be read in conjunction with the Company’s financial statements filed on our Annual Report on Form 10-K for the year ended December 31, 2009 which was filed on March 26, 2010.

2. Net Income (loss) per Common Share

Basic earnings per common share is based on the weighted average number of common shares outstanding for the six months and three months ended June 30, 2010 and 2009. Diluted earnings per share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and other stock units subject to anti-dilution limitations.

3. Recent Accounting Pronouncements

Fair Value Measurements – In 2008, the Company adopted ASC 820 which established a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure assets and liabilities at fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are as follows:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2	Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets or liabilities in inactive markets;
•	Inputs other than quoted prices that are observable for the asset or liability;
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

4. Segment Information

Management has organized the Company around products and services and has three reportable segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”). TP&S develops, manufactures, provides and markets switchgear and variable speed drives. The service component of this segment includes power services, retrofitting equipment upgrades, startups, testing and troubleshooting electrical substations, switchgear, drives and control systems. Additionally, joint venture equity income is included in TP&S income before income taxes in the following table because those operations are exclusively involved in TP&S activities. The E&I segment installs electrical equipment for the energy, water, industrial, marine, data center and commercial markets. The AAT segment manufacturers and markets zone cabling products and custom-manufactures formed metal products of varying designs.

Following are selected financial details regarding the Company’s reportable segments:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue
Technical Products and Services	$9,186,903	$17,807,386	$3,545,240	$8,149,982
Electrical and Instrumentation Const.	5,686,519	7,029,303	2,993,299	2,043,621
American Access Technologies	3,072,047	3,315,644	1,748,970	1,980,564

Total	$17,945,469	$28,152,333	$8,287,509	$12,174,167

Gross Profit (loss)
Technical Products and Services	$(631,813)	$3,763,934	$(722,079)	$1,526,584
Electrical and Instrumentation Const.	472,203	(1,284,478)	320,872	(1,196,100)
American Access Technologies	624,108	462,337	402,246	383,226

Total	$464,498	$2,941,793	$1,039	$713,710

Income (loss) before income taxes:
Technical Products and Services	$(1,264,847)	$3,470,165	$(1,204,263)	$1,341,571
Electrical and Instrumentation Const.	(490,936)	(1,870,525)	(328,857)	(1,397,805)
American Access Technologies	(8,391)	(324,787)	92,285	(16,768)
Corporate and Other Unallocated	(624,341)	(716,439)	(317,220)	(381,875)

Total	$(2,388,515)	$558,414	$(1,758,055)	$(454,877)

The Company’s management does not separately review and analyze its assets on a segment basis for TP&S and E&I. All assets for the segments are recorded within the corporate segment’s records. Corporate unallocated expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments, i.e. except for equity in joint venture income attributable to TP&S, all other costs, expenses and other income have been allocated to the segments based on sales. Management believes this is the best available basis to apportion these elements of income and expense to the segments.

5. Advances to and Investment in Joint Ventures

We have interests in three joint ventures outside of the United States which are accounted for on the equity method:

•	M&I Electric Far East, Ltd. (“MIEFE”), in which M&I holds a 49% interest, Oakwell Engineering, Ltd., in Singapore holds a 51% interest, and;

•

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which M&I holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), holds a 51% interest, and AA Energies, Inc., holds a 9% interest.

•	AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which AETI holds a 49% interest, Five Stars De Macae Servicos De Petroleo LTDA., of Brazil holds a 51% interest.

The carrying value of these equity method investments as of June 30, 2010 and December 31, 2009 were:

	2010	2009
BOMAY	$5,123,726	$5,174,451
MIEFE	1,216,382	1,273,107

	$6,340,108	$6,447,558

During the quarter ended June 30, 2010, the Company entered into a joint venture agreement and holds a 49% interest in a Brazilian company, AAG, which provides electrical products and services to the Brazilian energy industries. Subsequent to June 30, 2010 the Company advanced approximately $53,000 to the joint venture in accordance with the agreement.

During the quarter ended June 30, 2010, AETI received a dividend from BOMAY of approximately $1,000,000 (net of tax withheld).

Under the equity method, the Company’s share of the joint ventures’ earnings or loss is recognized in our Statement of Operations as other income (expense) - equity in income of joint ventures. Joint venture income increases the carrying value of the joint ventures and joint venture losses reduce the carrying value. Dividends received from the joint ventures reduce the carrying value.

Each reporting period, the Company evaluates the carrying value of these equity method investments as to whether an impairment adjustment may be necessary. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on the evaluation for the six-month period ending June 30, 2010, the Company does not believe an impairment adjustment is necessary.

During 2007, the Company’s equity income in the reported results of BOMAY was net of certain expense adjustments totaling approximately $660,000 that were recorded to reflect management’s estimate of warranty costs and management’s estimate of a provision for doubtful accounts for contractual amounts due from BOMAY. In recording these adjustments, a variety of factors were considered by management including local operating conditions, potential warranty costs associated with introduction of new products in the Chinese market and uncertainty regarding the collectability of amounts due from BOMAY arising from certain contractual obligations. Based on the evaluation in the three months ended March 31, 2010, management determined that the reserves are no longer necessary.

This determination was based on a number of changed circumstances including the satisfaction of all past contractual obligations by BOMAY, good historical performance of its manufactured products and positive relationships built with local management that the Company believes have eliminated any collection issues on the contractual obligations. This change in estimate increased the carrying value of the investment by $660,000 and was reflected in our Statement of Operations as other income (expense) – equity in income of joint ventures.

6. Revolving Credit Agreement

Effective June 11, 2010, the Company amended its revolving credit agreement with JP Morgan Chase Bank, N.A. The bank provides the Company with a revolving credit line not to exceed the lesser of $10,000,000 or the sum of (i) 80% of eligible accounts receivable and (ii) 40% of eligible inventory up to an amount not to exceed $1,000,000, less (iii) $75,000. As of June 30, 2010, $3,000,000 was borrowed under this line of credit.

Borrowings under the agreement bear interest at the 30 day LIBOR rate (0.35% at June 30, 2010) plus 2.25% per annum. The agreement is collateralized by trade accounts receivable, inventories, and work-in-process. Our M&I and AAT subsidiaries are guarantors of the loan. Loans under the agreement must be repaid no later than July 1, 2012.

Terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios and restriction from paying dividends without prior written consent of the bank. As amended, the maximum borrowing amount under the loan shall not exceed $4,000,000 in the event that adjusted net income is less than $1.00. Adjusted net income is defined as net income from operations plus depreciation and amortization.

As of June 30, 2010, AETI was unable to satisfy the net income covenant on its revolving credit agreement with JP Morgan Chase Bank, N.A. This covenant requires the Company to maintain positive net income for the trailing four quarters as measured each quarter end. For the four quarters ended June 30, 2010, the Company reported a net loss of $1,234,795. The Company requested and received from the bank a waiver of this covenant violation. In the event that this waiver had not been received from the bank, the amount due under the loan, $3,000,000, would have been callable and reclassified as a current liability. In addition, the interest payable on the loan would have been increased by 3% above the base rate of LIBOR (0.35% at June 30, 2010) plus 2.25% per annum.

Effective July 1, 2010, the Company amended its revolving credit agreement with JP Morgan Chase Bank, N.A. The terms of the agreement are the same as noted above except that the net income covenant is replaced with a tangible net worth covenant that requires the Company to maintain a minimum consolidated tangible net worth, as defined in the agreement, of $11,350,000. The revised agreement includes Company equipment as additional collateral. Additionally, borrowings under the agreement will now bear interest at the 30 day LIBOR rate plus 2.75% per annum.

7. Inventories

Inventories consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Raw materials	$1,079,808	$899,696
Work-in-process	2,451,209	2,060,077
Finished goods	753,365	806,402
Allowance	(240,544)	(202,694)

Total inventories	$4,043,838	$3,563,481

8. Commitments and Contingencies

The Company completed a $6,700,000 E&I construction contract during the early part of 2010 on which a loss of $1,200,000 was incurred. The loss was largely attributable to cost incurred by the Company as a result of the failure by the fire alarm subcontractor to complete its work and additional costs associated with it. The Company has filed a claim against the general contractor for approximately $1,100,000 associated with this issue. The contractor has not paid $600,000 in contractually owed retention, which is included in accounts receivable-trade in the accompanying condensed consolidated balance sheet. As a result of this dispute the general contractor has filed a claim against the Company for $800,000 claiming the Company caused overall project delays. This dispute is expected to be resolved through binding arbitration in January 2011. The Company does not expect the resolution of this matter to result in a material impact to its financial position.

During the quarter ended June 30, 2010, the Company settled a dispute relating to a construction project that was completed during 2007. The settlement required the Company to pay $200,000 to the general contractor, of which half was paid during the quarter, with the remaining $100,000 balance to be paid in 12 monthly installments bearing interest at 6% per annum. The full settlement cost has been charged to other expenses during the quarter ended June 30, 2010, on the accompanying condensed consolidated statement of operations.

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

BUSINESS

American Electric Technologies, Inc. is the leading global supplier of custom designed power delivery solutions to the traditional and renewable energy industries. We report our business in three segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”).

TP&S has three main components: power distribution equipment, power conversion equipment and electrical services.

Our power distribution equipment group designs, manufactures, markets and provides products designed to distribute the flow of electricity and protect electrical equipment such as motors, transformers and cables. The main products offered by this group include low and medium voltage ANSI (American National Standards Institute) and IEC (International Electric Code) switchgear for generator control and power distribution applications. We also manufacture complimentary equipment including motor control centers (MCCs), bus duct, and the power control rooms that the power distribution equipment is located within for customer projects.

Our power distribution solutions are primarily sold into the marine vessel and the industrial markets. The company also provides switchgear into power generation applications up to 38,000 volts. We have recently expanded our offerings into the renewable energy marketplace with the introduction of the world’s first switchgear designed for wind farm deployment, which includes our Arc-mitigation technology. Arc-mitigation technology enables power system operators to significantly reduce the risk from arc-flash explosions and the resulting downtime and liability risk.

Our power conversion group provides products that convert AC and DC power using a variety of technologies. We provide analog (Hill Hays) drives, digital SCR drives, AC variable frequency drives (also known as VFDs), inverters, converters, programmable logic control (“PLC”) based automation systems, and human machine interface (“HMI”). Our analog drives, digital SCR drives and AC VFDs are used in a variety of applications including land and offshore drilling, marine propulsion and pipeline applications. The company has recently introduced a line of wind converter products that convert the AC power produced by wind turbine generator to DC, then inverts the power back to AC for delivery to the grid. We have also introduced our Integrated Solar Inversion Station (ISIS) solution – a 1 MW fully integrated solar farm power station designed to integrate all of the power conversion and power distribution equipment with the highest reliability on the market.

Our power distribution and power conversion products are built for application voltages from 480 volts to 40,000 volts and are used in a wide variety of industries. We have the technical expertise to provide these services in compliance with a number of applicable industry standards such as NEMA (“National Electrical Manufacturers Association”), ANSI (“American National Standards Institute”), IEC (“International Electrotechnical Commission”), ABS (“American Bureau of Shipping”), USCG (“United States Coast Guard”), Lloyd’s Register, a provider of marine certification services, and DNV (“Det Norske Veritas”) standards, a leading certification body/registrar for management systems certification services standards.

Technical services include global start-up and service of AETI power conversion systems, electrical equipment retrofits and upgrades. Our power services group provides electrical infrastructure start-up and commissioning, preventative maintenance, and emergency repair services to industrial, marine and renewable projects globally. Our team of trained technicians maintains substations up to 500KV.

The E&I segment provides a full range of electrical and instrumentation construction and installation services to both land and offshore drilling, the water and wastewater facilities industry, other heavy commercial and industrial markets, and the renewable energy industry. The segment’s services include new construction as well as electrical and instrumentation turnarounds, maintenance, and renovation projects. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems, high voltage cable, and data centers. Marine based oil and gas services include complete electrical system rig-ups, modifications, start-ups and testing for vessels, drilling rigs, and production modules.

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

The Company has facilities and sales offices in Texas, Mississippi and Florida. We have minority interests in joint ventures which have facilities in Singapore, Xian, China, Jakarta, Indonesia and Macae, Rio De Janeiro, Brazil.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various critical accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Our critical accounting policies are more fully described in the financial statements filed in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2010. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities” (“SPE”s), nor do we have any “variable interest entities” (“VIE”s).

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

Allowance for Obsolete and Slow-Moving Inventory - We regularly review the value of inventory on hand, using specific aging categories, and record a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required.

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

Revenue Recognition - The Company recognizes earnings from both fixed price and modified fixed price contracts. Earnings on certain contracts are recognized on the percentage-of-completion method. The Company follows accounting guidance in the Codification for accounting policies relating to our use of the percentage-of-completion method, estimating costs and revenue recognition, including the recognition of profit incentives, combining and segmenting contracts, and unapproved change order/claim recognition. Due to the various estimates inherent in contract accounting, actual results could differ from those estimates. The Company recognizes revenue from product sales at the time the product is shipped and title passes to the customer. The Company believes that recognizing revenue at the time of shipment is appropriate because the Company’s sales are to recognize revenue once each of the following four criteria have been met: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable, and (iv) collectability is reasonably assured.

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

Federal Income Taxes - The asset and liability method is used in accounting for federal income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The estimated value of deferred tax assets are reviewed annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in our tax returns.

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

THE SIX AND THREE MONTHS ENDED JUNE 30, 2010 AS COMPARED WITH THE SIX AND THREE MONTHS ENDED JUNE 30, 2009

OVERALL RESULTS OF OPERATIONS

Consolidated comparison of the six months ended June 30, 2010 and 2009.

Revenue and Gross Profit. Total consolidated net sales for the six months ended June 30, 2010 were $17,945,469, a decrease of $10,206,864 or 36%, versus the comparable period in 2009. The TP&S segment accounts for the majority of the decrease with sales of $8,620,483, reflecting the prolonged weakness in the traditional marine and drilling businesses, and the industrial market that began in 2009. The TP&S segment reported a negative gross profit of $631,813 during this period, primarily as a result of a decline in sales. Included in gross profit for this segment is approximately $3,000,000 of indirect operating costs, primarily supervisory and administrative payroll related costs that the Company deems to be mostly fixed in nature. Although the Company will continue to enact cost reduction measures, we intend to maintain our management, technical and operational capabilities in order to maintain a competitive advantage when our traditional markets begin to recover.

Sales for the E&I segment were $5,686,519, a decrease of $1,342,784 or 19% during the six months ended June 30, 2010 over the comparable period in 2009, primarily due to our departure from the new school construction business. During the six months ended June 30, 2009 sales for this segment included approximately $1,000,000 from new school construction projects. Gross profit for the E&I segment was $472,203, or 8% during the six months ended June 30, 2010 as compared to a loss of $1,284,478, or negative 18%, for the comparable period in 2009. Gross profit for the six months ended June 30, 2009 included a loss of approximately $1,700,000 related to new school construction projects.

Sales for the AAT segment were $3,072,047, a decrease of $243,597 or 7% during the six months ended June 30, 2010 over the comparable period in 2009, primarily due to market conditions noted above. However this segment’s results includes a $161,771 improvement in gross profit as a result of cost reduction measures.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $3,540,337 during the six month period ended June 30, 2010, essentially unchanged from the comparable period during 2009.

Other Income and Expense. Consolidated net other income declined by $468,060 from the prior year period reflecting a decrease of $384,720 in equity income from joint ventures and an increase in other expenses of $92,878, offset by reduced interest expense of 9,538.

Provision for Income Taxes. Provision for income tax changed from a tax expense of $197,780 for the six months ended June 30, 2009 to a tax benefit of $836,064 for the same period during 2010. The effective tax rate of 35.0% was slightly lower than the prior year rate of 35.4% due to higher deemed foreign tax credits in the current period.

Net Income (loss). Net loss for the six months ended June 30, 2010 was $1,552,451, as compared to net income of $360,634 for the prior year period. The decrease in net income is a result of a loss before income taxes partially offset by the tax benefit during the six month period ended June 30, 2010 as compared to a tax expense in the same period of 2009. The lower income before income taxes is associated with reduced gross profit of $2,477,295 and a $384,720 reduction in equity income.

Consolidated comparison of the three months ended June 30, 2010 and 2009.

Revenue and Gross Profit. Total consolidated net sales decreased $3,886,658 or 32%, to $8,286,470 for the three months ended June 30, 2010 over the comparable period in 2009. The TP&S segment accounted for $4,604,742 of the decline in revenue and is attributed to the market conditions noted above. This was partially offset by improved revenue in the E&I segment of $949,678, which is attributable to progress made on industrial and waste water treatment plant projects in the current quarter. Sales for the AAT segment declined by $231,594 for the comparable periods due to market conditions noted above.

Gross profit for the TP&S segment for the quarter ended June 30, 2010 declined by $2,248,663 over the prior year level of $1,526,584 due primarily to the revenue impact noted above and the higher proportion of indirect expenses as compared to sales level for the period. Gross profit for the E&I segment during the second quarter of 2010 was $320,872, compared to a loss of $1,196,100 in the prior period. The second quarter of 2009 included losses of approximately $1,300,000 related to the new school construction business. Gross profit for the AAT segment improved by $19,020 or 5% from the comparable prior period as a result of cost reduction measures noted above.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $1,846,880 during the three month period ended June 30, 2010, an increase of $118,941 or 7% from the prior year period. The increase is primarily attributable to legal expenses associated with customer disputes.

Other Income and Expense. Consolidated net other income decreased by $471,566 from the prior year period reflecting a decrease of $315,943 in equity income from joint ventures and an increase in other expenses of $159,834 attributable to a $200,000 customer settlement offset by a $51,800 gain on disposal of an asset.

Provision for Income Taxes. The income tax benefit for the three month period ending June 30, 2010 was $615,403 as compared to $163,925 for the comparable period in 2009. The effective tax rate of 35.0% was slightly lower than the prior year rate of 36.0% due to higher deemed foreign tax credits in the current period.

Net Income (loss). Net loss for the three months ended June 30, 2010 was $1,142,652, as compared to a loss of $290,952 for the prior year period. The decrease in net income is a result of a greater loss before income taxes partially offset by the tax benefit. The lower income before income taxes is associated with reduced gross profit of $712,671, reduced equity income of $315,943 and increased selling, general and administrative expenses of $118,941.

Backlog.

The backlog for the TP&S segment was approximately $6,000,000 as of June 30, 2010, an increase of approximately $2,300,000 since the end of the first quarter as a result of new orders for products in the marine and drilling market segments. Approximately 73% of this backlog should be realized as revenue during the remainder of the fiscal year.

The backlog for the E&I segment was approximately $6,900,000 as of June 30, 2010, a decrease of $2,800,000 since the end of the first quarter. Approximately 80% of this backlog should be realized in revenue for the remainder of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2010	December 31, 2009
Working capital	12,820,755	14,737,856
Current ratio	3.3 to 1	3.5 to 1
Long-term debt as a percent of total capitalization	12.8%	12.4%

AETI’s long-term debt as of June 30, 2010 was $3,304,200 on which interest payments are current. This amount includes the long-term portion of a capitalized lease obligation.

Sources and Use of Cash

We derive the majority of our operating cash inflow from receipts on the sale of goods and services and cash outflow for the procurement of materials and labor. Accordingly, cash flow is subject to market fluctuations and conditions. A substantial portion of our business, primarily construction and products, is characterized by long-term contracts. Most of our long-term contracts allow for several progress billings that provide us with cash receipts as costs are incurred throughout the project rather than upon contract completion, thereby reducing working capital requirements.

Operating Activities

During the six months ended June 30, 2010, AETI utilized cash flows from operations of $848,967 as compared to generating cash flows from operations of $787,531 for the same period in 2009. The net cash used from operating activities is primarily the result of the net loss from operations and changes in operating assets and liabilities. For the same period in 2009, operating cash flow from net income adjusted for depreciation was partially offset by equity income from joint ventures and changes in operating assets and liabilities.

Investing Activities

During the six months ending June 30, 2010, the Company generated $842,279 in cash from investing activities compared to $909,207 in 2009. This decrease is attributable to reduced dividends from joint venture investments, partially offset by reduced spending on property and equipment.

Financing Activities

During the six months ending June 30, 2010, the Company paid $71,711 in financing costs under a finance lease and received $17,715 in connection with stock purchases under its employee stock purchase plan. In 2009, the Company paid $67,576 in financing costs under a financing lease and received $24,318 in connection with stock purchases under its stock purchase plan.

The Company believes its existing cash, working capital, unused credit facility and other potential financing sources combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through July 1, 2012, subject to optional prepayment in accordance with its terms. At June 30, 2010, the Company had $3,000,000 of variable-rate debt outstanding. At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company's pretax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on LIBOR (0.35% at June 30, 2010) plus 2.25% per year. The agreement is collateralized by trade accounts receivable, inventory and work-in-process.

Foreign Currency Transaction Risk

AETI maintains an investment in its Singapore joint venture, MIEFE. The functional currency of this joint venture is the Singapore dollar. The amount of its investment is translated into United States dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in AETI’s condensed consolidated balance sheet.

The Company has an investment in its Chinese joint venture, BOMAY. The functional currency of this joint venture is the Chinese yuan. BOMAY’s financial statements are translated into United States dollars at the rate prevailing at the end of each quarterly reporting period. The resulting adjustment is recorded as accumulated other comprehensive income in the Company’s condensed consolidated balance sheet.

Other than the aforementioned items, the Company does not believe it is materially exposed to foreign currency exchange risk because generally all of its sales and purchases are denominated in United States dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2010.

No change in internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On August 12, 2010 we entered into the fourth amendment of our loan agreement with JPMorgan Chase Bank, N.A. effective as of July 1, 2010. Under the terms of the fourth amendment, the net profit test financial covenant has been replaced with a tangible net worth financial covenant that requires the Company to maintain a minimum consolidated tangible net worth, as defined in the agreement, of $11,350,000 as of the end of each fiscal quarter commencing with the quarter ending September 30, 2010. Additionally, borrowings under the agreement will now bear interest at the 30 day LIBOR rate plus 2.75% per annum and the Company’s equipment has been added as additional security for the loan. Reference is hereby made to the copy of the fourth amendment which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

(a) Index to Exhibits

Exhibit No.	Exhibit Description

10.1	Fourth Amendment to loan agreement with JPMorgan Chase Bank, N.A.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2010

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John H. Untereker
John H. Untereker
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)