Form 10-Q
period 2010-09-30
American Electric Technologies Inc
filed 2010-11-15
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 000-24575

AMERICAN ELECTRIC TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3410234
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

As of November 8, 2010, the registrant had 7,752,965 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended September 30, 2010

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$1,538,614	$1,497,305
Accounts receivable-trade, net of allowance of $524,217 and $438,900, respectively	9,370,081	10,368,351
Accounts receivable-other	293,599	349,094
Income taxes receivable	352,040	207,119
Inventories, net	3,670,254	3,563,481
Costs and estimated earnings in excess of billings on uncompleted contracts	2,289,313	3,750,367
Prepaid expenses and other current assets	173,670	327,428
Due from employees	29,381	36,282
Deferred income taxes	631,229	541,894

Total current assets	18,348,181	20,641,321

Property, plant and equipment, net	4,872,797	5,193,897
Other assets, net	115,830	132,764
Advances to and investments in joint ventures	6,874,023	6,447,558
Deferred tax asset	1,995,532	1,106,023

Total assets	$32,206,363	$33,521,563

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,080,885	$3,573,477
Accrued payroll and benefits	963,505	995,309
Other accrued expenses	254,226	244,213
Billings in excess of costs and estimated earnings on uncompleted contracts	1,768,943	953,474
Short-term notes payable	209,992	134,992

Total current liabilities	6,277,551	5,901,465

Notes payable	3,267,535	3,375,911
Deferred compensation	383,789	330,215

Total liabilities	9,928,875	9,607,591

Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,749,249 and 7,700,875 shares issued and outstanding September 30, 2010 and December 31, 2009, respectively	7,749	7,701
Additional paid-in capital	7,783,153	7,594,491
Accumulated other comprehensive income	304,633	237,270
Retained earnings	14,181,953	16,074,510

Total stockholders’ equity	22,277,488	23,913,972

Total liabilities and stockholders’ equity	$32,206,363	$33,521,563

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Unaudited

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Net sales	$28,417,297	$40,119,319	$10,471,828	$11,966,986

Cost of sales	27,280,337	35,352,726	9,799,366	10,142,185

Gross profit	1,136,960	4,766,593	672,462	1,824,801

Operating expenses:
General and administrative	3,470,991	3,488,022	1,098,634	1,050,509
Selling	1,699,818	1,631,086	531,838	529,836

Total operating expenses	5,170,809	5,119,108	1,630,472	1,580,345

Income (loss) from operations	(4,033,849)	(352,515)	(958,010)	244,456

Other income (expense):
Equity in income of joint ventures	1,412,050	1,378,206	489,078	70,515
Interest expense	(98,717)	(104,536)	(39,935)	(36,217)
Other, net	(188,778)	(100,257)	(11,912)	(16,269)

Total other income	1,124,555	1,173,413	437,231	18,029

Income (loss) before income tax expense	(2,909,294)	820,898	(520,779)	262,485

Income tax expense (benefit)	(1,016,737)	289,974	(180,673)	92,194

Net income (loss)	$(1,892,557)	$530,924	$(340,106)	$170,291

Net income (loss) per common share:
Basic	$(0.24)	$0.07	$(0.04)	$0.02
Diluted	$(0.24)	$0.07	$(0.04)	$0.02
Weighted-average shares:
Basic	7,737,816	7,686,261	7,749,091	7,695,290
Diluted	7,924,659	7,817,911	7,944,068	7,850,610

See the accompanying notes to the condensed unaudited consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(1,892,557)	$530,924
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Provisions for bad debt	85,317	(32,835)
Depreciation and amortization	682,009	767,740
Gain on sale of property and equipment	(53,296)	(9,144)
Provision for obsolete inventory	178,689	11,969
Deferred compensation	196,248	119,319
Equity income from joint venture	(1,412,050)	(1,378,206)
Deferred federal income tax expense (benefit)	(1,016,737)	289,826
Customer settlement	100,000	—
Change in operating assets and liabilities:
Accounts receivable (including other)	975,349	4,605,399
Income taxes receivable/payable	(144,919)	(28,930)
Inventories	(285,462)	259,801
Costs and estimated earnings in excess of billings on uncompleted contracts	1,461,054	277,455
Prepaid expenses and other assets	153,758	96,601
Accounts payable and accrued liabilities	(514,383)	(2,508,439)
Billings in excess of costs and estimated earnings on uncompleted contracts	815,469	(2,096,129)

Net cash provided by (used in) operating activities	(671,511)	905,351

Cash flows from investing activities:
Purchases of property, plant and equipment	(344,729)	(552,424)
Proceeds from disposal of property, plant and equipment	54,050	9,144
Advances to and investments in joint ventures	(104,610)	—
Dividends received from joint ventures	1,214,199	1,557,184

Net cash provided by investing activities	818,910	1,013,904

Cash flows from financing activities:
Proceeds from sale of common stock	27,286	34,907
Principal payments on short-term notes payable	(25,000)
Capital lease obligation payment	(108,376)	(102,123)
Repayments to revolving credit facility	—	(1,000,000)

Net cash used in financing activities	(106,090)	(1,067,216)

Net increase in cash and cash equivalents	41,309	852,039
Cash and cash equivalents, beginning of period	1,497,305	148,598

Cash and cash equivalents, end of period	$1,538,614	$1,000,637

Supplemental disclosures of cash flow information:
Interest paid	$77,370	$104,536

Income taxes paid	$144,921	$190,240

Supplemental disclosures of non-cash activities:
Reclassification of deferred compensation to paid-in-capital	$—	$115,766

See the accompanying notes to the condensed unaudited consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

September 30, 2010

1. Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and Subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of September 30, 2010 and for the nine months and three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2010 and results of operations for the nine months and three months ending September 30, 2010. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The statements should be read in conjunction with the Company’s financial statements filed on our Annual Report on Form 10-K for the year ended December 31, 2009 which was filed on March 26, 2010.

2. Net Income (loss) per Common Share

Basic earnings per common share is based on the weighted average number of common shares outstanding for the nine months and three months ended September 30, 2010 and 2009. Diluted earnings per share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and other stock units subject to anti-dilution limitations.

3. Recent Accounting Pronouncements

Fair Value Measurements – In January 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance to improve disclosures of fair value measurements. This guidance requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 (quoted prices in active markets for identical assets or liabilities) and Level 2 (other significant observable inputs) fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 (unobservable inputs that are supported by little or no market activity and that are significant) activity pertaining to gross purchases, sales, issuances, and settlements. This update became effective for us in the quarter ended March 31, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

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

Following are selected financial details regarding the Company’s reportable segments:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Revenue
Technical Products and Services	$14,874,411	$23,103,374	$5,687,508	$5,295,988
Electrical and Instrumentation Const.	8,510,893	11,968,293	2,824,374	4,938,990
American Access Technologies	5,031,993	5,047,652	1,959,946	1,732,008

Total	$28,417,297	$40,119,319	$10,471,828	$11,966,986

Gross Profit (loss)
Technical Products and Services	$(695,945)	$4,530,424	$(66,400)	$766,491
Electrical and Instrumentation Const.	685,087	(410,670)	215,152	873,808
American Access Technologies	1,147,818	646,839	523,710	184,502

Total	$1,136,960	$4,766,593	$672,462	$1,824,801

Income (loss) before income taxes:
Technical Products and Services	$(1,556,799)	$3,801,103	$(281,773)	$330,939
Electrical and Instrumentation Const.	(615,431)	(1,406,434)	(134,673)	464,091
American Access Technologies	151,667	(554,992)	160,057	(230,205)
Corporate and Other Unallocated	(888,731)	(1,018,779)	(264,390)	(302,340)

Total	$(2,909,294)	$820,898	$(520,779)	$262,485

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

5. Advances to and Investment in Joint Ventures

We have interests in three joint ventures outside of the United States which are accounted for on the equity method:

•	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 49% interest, Oakwell Engineering, Ltd., in Singapore holds a 51% interest, and;

•

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), holds a 51% interest, and AA Energies, Inc., holds a 9% interest, and;

•	AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which AETI holds a 49% interest, Five Stars De Macae Servicos De Petroleo LTDA., of Brazil holds a 51% interest.

The carrying value of these equity method investments as of September 30, 2010 and December 31, 2009 were:

	2010	2009
BOMAY	$5,680,887	$5,174,451
MIEFE	1,088,526	1,273,107
AAG	104,610	—

	$6,874,023	$6,447,558

The Company recently entered into a joint venture agreement and holds a 49% interest in a Brazilian company, AAG, which provides electrical products and services to the Brazilian energy industries. During the quarter ended September 30, 2010, the Company advanced $104,610 to the joint venture in accordance with the agreement.

During the quarter ended September 30, 2010, AETI received a dividend from MIEFE of approximately $175,000.

Under the equity method, the Company’s share of the joint ventures’ earnings or losses is recognized in our Statement of Operations as other income (expense) - equity in income of joint ventures. Joint venture income increases the carrying value of the joint ventures and joint venture losses reduce the carrying value. Dividends received from the joint ventures reduce the carrying value.

Each reporting period, the Company evaluates the carrying value of these equity method investments as to whether an impairment adjustment may be necessary. In making this evaluation,

a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on the evaluation for the nine-month period ending September 30, 2010, the Company does not believe an impairment adjustment is necessary.

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

6. Notes Payable

Revolving Credit Agreement

Effective July 1, 2010, the Company amended its revolving credit agreement with JP Morgan Chase Bank, N.A. The bank provides the Company with a revolving credit line not to exceed the lesser of $10,000,000 or the sum of (i) 80% of eligible accounts receivable and (ii) 40% of eligible inventory up to an amount not to exceed $1,000,000, less (iii) $75,000. As of September 30, 2010, $3,000,000 was borrowed under this line of credit.

Borrowings under the agreement bear interest at the 30 day LIBOR rate (0.35% at September 30, 2010) plus 2.75% per annum. The agreement is collateralized by trade accounts receivable, equipment, inventories, and work-in-process. Our subsidiaries are guarantors of the loan. Loans under the agreement must be repaid no later than July 1, 2012.

Terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios and restriction from paying dividends without prior written consent of the bank. The maximum borrowing amount under the loan shall not exceed $4,000,000 in the event that adjusted net income is less than $1.00 at any time. Adjusted net income is defined as net income from operations plus depreciation and amortization.

As amended, the agreement contains a tangible net worth covenant that requires the Company to maintain a minimum tangible net worth, as defined in the agreement, of $11,350,000.

7. Inventories

Inventories consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Raw materials	$1,620,921	$1,378,765
Work-in-process	1,669,681	1,581,008
Finished goods	744,121	806,402
Allowance	(364,469)	(202,694)

Total inventories	$3,670,254	$3,563,481

8. Commitments and Contingencies

The Company completed a $6,700,000 E&I construction contract during the early part of 2010 on which a loss of $1,200,000 was incurred. The loss was largely attributable to cost incurred by the Company as a result of the failure by the fire alarm subcontractor to complete its work and additional costs associated with it. The Company has filed a claim against the general contractor for approximately $1,100,000 associated with this issue. The contractor has not paid $600,000 in contractually owed retention, which is included in accounts receivable-trade in the accompanying condensed consolidated balance sheet. As a result of this dispute the general contractor has filed a claim against the Company for $800,000 claiming the Company caused overall project delays. This dispute is expected to be resolved through binding arbitration in April 2011. The Company does not expect the resolution of this matter to result in a material impact to its financial position.

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

Our power conversion group provides products that convert AC and DC power using a variety of technologies. We provide analog (Hill Hays) drives, digital SCR drives, AC variable frequency drives (also known as VFDs), inverters, converters, programmable logic control (“PLC”) based automation systems, and human machine interface (“HMI”) systems. Our analog drives, digital SCR drives and AC VFDs are used in a variety of applications including land and offshore drilling, marine propulsion and pipeline applications. The company has recently introduced a line of wind converter products that convert the AC power produced by wind turbine generator to DC, then inverts the power back to AC for delivery to the grid. We have also introduced our Integrated Solar Inversion Station (ISIS) solution – a 1 MW fully integrated solar farm power station designed to integrate all of the power conversion and power distribution equipment with the highest reliability on the market.

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

The AAT segment manufactures and markets zone cabling enclosures and manufactures formed metal products. The zone cabling product line provides state-of-the-art flexible cabling and wireless solutions for the high-speed communication networks found throughout office buildings, hospitals, schools, industrial complexes and government buildings. Our patented enclosures mount in ceilings, walls, raised floors, and certain modular furniture to facilitate the routing of telecommunications network cabling, fiber optics and wireless solutions in a streamlined, flexible, and cost effective fashion. AAT also operates a precision sheet metal fabrication and assembly operation and provides services such as precision “CNC” (“Computer Numerical Controlled”) punching, laser cutting, bending, assembling, painting, powder coating and silk screening to a diverse client base including, engineering, technology and electronics companies, primarily in the Southeast.

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

Inventory Valuation - Inventories are stated at the lower of cost or market, with material value determined using an average cost method. Inventory costs for finished goods and work-in-process include direct material, direct labor, production overhead and outside services. TP&S indirect overhead is apportioned to work-in-process based on direct cost incurred. AAT production overhead, including indirect labor, is allocated to finished goods and work-in-process based on material consumption, which is an estimate that could be subject to change in the near term as additional information is obtained and as our operating environment changes.

Allowance for Obsolete and Slow-Moving Inventory - We regularly review the value of inventory on hand using specific aging categories, and record a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required.

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

THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

OVERALL RESULTS OF OPERATIONS

Consolidated comparison of the three months ended September 30, 2010 and 2009.

Revenue and Gross Profit. Total consolidated net sales decreased $1,495,158 or 12%, to $10,471,828 for the three months ended September 30, 2010 over the comparable period in 2009. The E&I segment accounted for $2,114,616 of the decline in revenue and is attributed to reduced demand for the construction of data centers. This was partially offset by improved sales in the TP&S and AAT segments of $391,520 and $227,938, respectively. The increase in TP&S sales is primarily attributable to renewable energy service projects.

The TP&S segment experienced a negative gross profit of $66,400 for the quarter ended September 30, 2010 as compared to a positive gross profit of $766,491 for the comparable period in 2009 due primarily to a higher proportion of indirect expenses as compared to the sales level for the period. In addition the most recent period was burdened by approximately $200,000 of research and development costs related to the Company’s new solar inverter product. Gross profit for the E&I segment during the third quarter of 2010 was $215,152, a decline of $658,656 over the prior year period, primarily due to reduced sales from data center construction projects. Gross profit for the AAT segment improved by $339,208 or 16% from the comparable prior period as a result of cost reduction measures.

Other Income and Expense. Consolidated net other income increased by $419,203 over the prior year period consisting of equity income from the BOMAY joint venture. Although equity income as compared on a quarterly basis indicates a significant improvement in the venture’s operating results over the prior year, the year-to-date comparison reveals a modest improvement.

Provision for Income Taxes. The income tax benefit for the three month period ending September 30, 2010 was $180,673 as compared to a tax expense of $92,194 for the comparable period in 2009.

Net Income (Loss). Net loss for the three months ended September 30, 2010 was $340,106, as compared to a net income of $170,290 for the prior year period. The decrease in net income is a result of a reduced gross profit of $1,152,338, partially offset by the increase in equity income from joint ventures and the tax benefit in the current quarter.

Backlog. The backlog for the TP&S segment was approximately $6,200,000 as of September 30, 2010, an increase of approximately $200,000 since the end of the second quarter as a result of new orders for products in the marine and drilling market segments. Approximately 75% of this backlog should be realized as revenue during the remainder of the fiscal year.

The backlog for the E&I segment was approximately $6,000,000 as of September 30, 2010, a decrease of $900,000 since the end of the second quarter. Approximately 29% of this backlog should be realized in revenue for the remainder of the fiscal year.

Consolidated comparison of the nine months ended September 30, 2010 and 2009.

Revenue and Gross Profit. Total consolidated net sales for the nine months ended September 30, 2010 were $28,417,297, a decrease of $11,702,022 or 29%, versus the comparable period in 2009. The TP&S segment accounts for the majority of the decrease with sales declining by $8,228,963, reflecting the continued weakness in the traditional marine, drilling and industrial businesses that began in 2009. The TP&S segment reported a negative gross profit of $695,945 for this current period, primarily as a result of a decline in sales and margins. Included in gross profit for this segment is approximately $4,500,000 of indirect operating costs, primarily supervisory and administrative payroll related costs that the Company views as mostly fixed in nature. Also included is a more variable component of labor cost resulting from the reduced manufacturing activity levels. Although the Company will continue to enact cost reduction measures, we believe that we must maintain our management, technical and operational capabilities in order to maintain a competitive advantage when our traditional markets begin to recover. The benefits of the cost reduction measures that have been taken have been partially masked by an increase in research and development expenditures of approximately $500,000 associated with continued development of the Company’s solar inverter product.

Sales for the E&I segment were $8,510,893, a decrease of $3,457,400, or 29% during the nine months ended September 30, 2010, over the comparable period in 2009, primarily due to approximately $3,000,000 in reduced sales in the data center market. The Company’s departure from the new school construction business accounts for approximately $1,000,000 of decreased sales. This was partially offset by approximately $600,000 of increased sales from our traditional construction markets, primarily water and wastewater facility construction. Gross profit for the E&I segment was $685,087, or 8% during the nine months ended September 30, 2010, as compared to a loss of $410,670, or negative 3%, for the comparable period in 2009. Gross profit for the nine months ended September 30, 2009 included a loss of approximately $1,700,000 related to new school construction projects.

Sales for the AAT segment were $5,031,993 for the nine months ended September 30, 2010, essentially unchanged from the comparable period in 2009. AAT’s results include an improvement in gross profit of $500,979, or 10%, as a result of cost reduction measures.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $5,170,809 during the nine month period ended September 30, 2010, essentially unchanged from the comparable period during 2009.

Other Income and Expense. Consolidated net other income was $1,124,555 for the nine months ended September 30, 2010, as compared to $1,173,413 in 2009, consisting primarily of equity income from joint ventures.

Provision for Income Taxes. Provision for income tax changed from a tax expense of $289,974 for the nine months ended September 30, 2009, to a tax benefit of $1,016,737 for the same period during 2010. The effective tax rate of 35.0% was slightly lower than the prior year rate of 35.3% due to higher deemed foreign tax credits in the current period.

Net Income (Loss). Net loss for the nine months ended September 30, 2010 was $1,892,557, as compared to net income of $530,924 for the prior year period. The decrease in net income is a result of a loss before income taxes partially offset by the tax benefit during the nine month period ended September 30, 2010 as compared to a tax expense in the same period of 2009. The lower income before income taxes is primarily attributable to reduced gross profit of $3,629,633.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2010	December 31, 2009
Working capital	12,070,630	14,739,856
Current ratio	2.9 to 1	3.5 to 1
Long-term debt as a percent of total capitalization	12.8%	12.4%
Tangible net worth	15,073,000	16,092,000

AETI’s long-term debt as of September 30, 2010 was $3,267,535 on which interest payments are current. This amount includes the long-term portion of a capitalized lease obligation.

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

Operating Activities

During the nine months ended September 30, 2010, AETI utilized cash flows from operations of $671,511 as compared to generating cash flows from operations of $905,351 for the same period in 2009. The net cash used from operating activities during the nine month period ended September 30, 2010, is primarily the result of the net loss from operations and changes in operating assets and liabilities. For the same period in 2009, operating cash flows were derived from net income adjusted for depreciation was partially offset by equity income from joint ventures and changes in operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2010, the Company generated $818,910 in cash from investing activities compared to $1,013,904 in 2009. The decline is attributable to reduced dividends from joint venture investments and advances to joint ventures, partially offset by reduced spending on property and equipment.

Financing Activities

During the nine months ended September 30, 2010, the Company utilized $106,090 in cash from financing activities as compared to the utilization of $1,067,216 for the comparable period in 2009. In 2009, the Company paid down the revolving credit facility by $1,000,000.

The Company believes its existing cash, working capital and unused credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through July 1, 2012, subject to optional prepayment in accordance with its terms. At September 30, 2010, the Company had $3,000,000 of variable-rate debt outstanding. At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on LIBOR (0.35% at September 30, 2010) plus 2.75% per year. The agreement is collateralized by trade accounts receivable, equipment, inventory and work-in-process.

Foreign Currency Transaction Risk

AETI maintains an investment in its Singapore joint venture, MIEFE. The functional currency of this joint venture is the Singapore dollar. The amount of its investment is translated into United States dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in the Company’s condensed consolidated balance sheet.

The Company has an investment in its Chinese joint venture, BOMAY. The functional currency of this joint venture is the Chinese yuan. BOMAY’s financial statements are translated into United States dollars at the rate prevailing at the end of each quarterly reporting period and any resulting adjustment will be recorded as accumulated other comprehensive income in the Company’s condensed consolidated balance sheet.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2010.

No change in internal control over financial reporting occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended September 30, 2010 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

None.

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

Date: November 15, 2010

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By: /s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Frank R. Pierce
Frank R. Pierce
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)