Form 10-K
period 2010-12-31
American Electric Technologies Inc
filed 2011-03-30
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,327,201 based on the closing sale price on June 30, 2010 as reported by the NASDAQ Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2011
Common Stock, $.001 par value per share	7,756,645 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2011 (Proxy Statement)	Part III

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

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of both M&I Electric Industries, Inc. (“M&I”) and American Access Technologies, Inc. (“AAT”). We report financial data for three operating segments: the Technical Products and Services (“TP&S”) segment and the Electrical and Instrumentation Construction (“E&I”) segment which together encompass the operations of M&I, including its South Coast Electric Systems, LLC subsidiary and the American Access (“AAT”) segment which encompasses the operations of American Access including its Omega Metals division.

The principal markets and representative customers that we serve include:

•	Oil and gas

•	Offshore Drilling—Transocean, Diamond Offshore, Aban, Ensco, Trinidad, Pride, Noble

•	Land Drilling—Century Drilling, Nabors Drilling, Trailblazer Drilling, X-treme Drilling, Saxon Drilling, Trinidad Drilling

•	Pipelines—Chevron, Williams, Enbridge

•	Marine and Shipyards—Tidewater, Hornbeck, L-3, Marinette Marine, Orange Shipyard, Bollinger

•	Land and Offshore Production—Exxon Mobil, Pogo, Semedan Oil

•	Refining and Petrochemical—Valero, Goodyear, Motiva

•	Critical power users

•	Water and Wastewater—City of Houston, City of Beaumont

•	Heavy Industrial—Honeywell, Inland Orange

•	Data Centers—Hewlett Packard

•	Power Generation

•	Renewable Energy—EWT International, Chevron Geothermal

We have adopted a strategy of international expansion and have developed the expertise to provide products which comply with international electrical standards. Our products are offered in a number of foreign countries through a network of overseas sales agents and distributors that we have appointed. We have also expanded internationally through a 40% interest in a joint venture which commenced manufacturing operations in China in 2007, a 49% interest in a joint venture in Singapore and a 49% interest in a joint venture in Brazil.

Our business strategy is to grow our business and operations in our various market sectors, seek out new markets for our products and services, while at the same time increasing earnings and cash flow per share to enhance overall stockholder value.

The company is uniquely positioned to be the “turn-key” supplier for power delivery projects for our customers, where we are able to offer custom-designed power distribution and power conversion systems, power services, and electrical and instrumentation construction, all from one company.

Technical Products and Services

Our M&I Electric business has provided sophisticated custom-designed power distribution, control and drive systems for the traditional energy industry since 1946. Our products are used to safely distribute and control the flow of electricity from the source of the power being generated to the user of the power (machinery, equipment, etc.) at low and medium voltages.

Our power distribution products include low and medium voltage switchgear that provide power distribution and protect electrical systems from electrical faults on both U.S. (ANSI) and International (IEC) power grids. Other power distribution products offered by this segment include motor control centers, powerhouses, bus duct, program logic control (“PLC”) based automation systems, human machine interface (“HMI”) and specialty panels.

Our Analog, Digital SCR and AC Variable Frequency Drive (“AC VFD”) systems are electronic power conversion systems that are used to adjust the speed and torque of an electric motor to match an end application.

Our products are built for application voltages from 480 volts to 40,000 volts and are used in a wide variety of industries.

We have the technical expertise to provide these products in compliance with a number of applicable industry standards such as NEMA (“National Electrical Manufacturers Association”) and ANSI (“American National Standards Institute”) or IEC (“International Electrotechnical Commission”) equipment to meet ABS (“American Bureau of Shipping”), USCG (“United States Coast Guard”), Lloyd’s Register, a provider of marine certification services, and Det Norske Veritas (a leading certification body/registrar for management systems certification services) standards. These services are generally provided to customers within the vicinity of Houston, Texas and increasingly on a worldwide basis.

Our customers for these products are typically large and sophisticated generators and users of electrical power.

Our TP&S group serves three primary markets:

•	Oil and gas including land and offshore drilling, land and offshore production (including pipelines and vessels), petrochemical and refining. We also service the marine market including drill ships.

•	Industrial including water/wastewater, data centers and heavy industrial segments such as ports, airports, etc.

•	Power generation/renewable energy including traditional power generation, co-generation, and renewable energy applications such as wind, solar, biomass, geothermal and more.

Our power distribution and control products are generally custom-designed to our customers’ specific requirements, and we do not maintain an inventory of such products.

Our Technical services group provides low, medium and high voltages services to commission and maintain our customer’s electrical infrastructures. We provide medium and high voltage start-up/commissioning, preventative maintenance, emergency call out services, and breaker and switchgear refurbishment shop services to the Gulf Coast industrial market. We have expanded our services business to provide start-up and maintenance services for renewable projects including wind and solar. We also provide power services to support our power distribution and power conversion products globally.

Technical Products and Services

Year	Amount (in thousands)	Percent of Total Revenue
2010	$20,583	53%
2009	31,058	60%
2008	34,068	53%

Electrical and Instrumentation Construction

The Electrical and Instrumentation Construction (“E&I”) segment provides a full range of electrical and instrumentation construction and installation services to both land and marine based markets including the oil and gas industry, the water and wastewater facilities industry and other commercial and industrial markets (including data centers). This segment’s services include new construction as well as electrical and instrumentation turnarounds, maintenance and renovation projects. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems and high voltage cable and data centers. Marine based oil and gas services include complete electrical system rig-ups, modifications, start-ups and testing for vessels, drilling rigs, and production modules.

The Company has also expanded into renewable energy and provides electrical construction for solar power generation projects.

Electrical and Instrumentation Construction

Year	Amount (in thousands)	Percent of Total Revenue
2010	$11,503	29%
2009	14,570	28%
2008	23,163	35%

American Access

The American Access (“AAT”) segment consists of our historic business prior to the M&I Merger. This segment manufactures and markets zone cabling enclosures and manufactures custom formed metal products. The zone cabling product line provides state-of-the-art flexible cabling and wireless solutions for the high-speed communication networks found throughout office buildings, hospitals, schools, industrial complexes and government buildings. Our patented enclosures mount in ceilings, walls, raised floors, and certain modular furniture to facilitate the routing of telecommunication network cabling, fiber optics and wireless solutions in a streamlined, flexible, and cost effective fashion. Omega Metals operates a precision sheet metal fabrication and assembly operation and provides services such as precision CNC (Computer Numerical Controlled) punching, laser cutting, bending, assembling, painting, powder coating and silk screening to a diverse client base including, engineering, technology and electronics companies, primarily in the Southeast.

Representative customers of AAT include Chatsworth Products, Inc., Tyco Electronics and Panduit.

American Access

Year	Amount (in thousands)	Percent of Total Revenue
2010	$6,878	18%
2009	6,535	12%
2008	8,156	12%

Segment Financial Data

For financial information about our business segments, please see the table in Note 14 of the notes to consolidated financial statements in this report, which presents revenue, gross profit (loss) and income (loss) before income taxes by business segment for 2010 and 2009.

International Sales

In general, approximately 15% of the Company’s sales are sold into international markets, principally from the TP&S segment. These sales are made in US dollars and are generally settled prior to shipment or are secured by irrevocable letters of credit. Substantially all of E&I and AAT sales are made in the United States.

Marketing

We market our Technical Products and Services in the United States through direct contact with potential customers by our internal sales organization consisting of eight full-time sales and support employees who report to M&I’s President. We also exhibit at a variety of industry trade shows each year. We have appointed several sales agents and distributors in the U.S. and in a number of foreign countries.

Our E&I business is generally obtained through a sealed bid process where the lowest bid from pre-qualified contractors wins the job. We also act as a subcontractor and provide bids to general contractors for specialized parts of larger projects.

Our American Access segment markets its zone cabling products through an exclusive marketing agreement with Chatsworth Products, Inc. (“CPI”) which began under an original agreement in May 2003 that ran through May 2008. The agreement was extended to April, 2013. Under this agreement CPI markets and American Access manufactures our zone cabling products and select products are co-branded with both CPI and American Access trademarks. We also have primary responsibility for sales of zone cabling products to original equipment manufacturers. Our Omega Metals division utilizes geographically based independent manufacturers’ representatives to generate sheet metal fabrication sales. Omega Metals’ vice president of sales also calls on accounts and coordinates the sales efforts.

Manufacturing

Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi-automated machines for the fabrication and machining of various parts and assemblies that we incorporate into our products. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We perform system design, assembly and testing in-house. Our manufacturing operations in Beaumont, Texas and Keystone Heights, Florida are ISO 9001:2008 certified.

Raw Materials and Suppliers

The principal raw materials for our products are copper, steel, aluminum and various manufactured electrical components. We obtain these products from a number of domestic and foreign suppliers. The market for most of the raw materials and parts we use is comprised of numerous participants and we believe that we can obtain each of the raw materials we require from more than one supplier. We do not have any long-term contractual arrangements with the suppliers of our raw materials.

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

China. In March 2006, M&I entered into a joint venture with Baoji Oilfield Machinery Co., Ltd., (“BOMCO”), a wholly-owned subsidiary of the China National Petroleum Corporation, and AA Energies, Inc. of Houston, Texas, which markets oilfield equipment, to form BOMAY Electric Industries Co., Ltd. (“BOMAY”), as an equity joint venture limited liability company organized in China. M&I is a 40% interest owner in BOMAY with 51% being owned by BOMCO and the remaining 9% owned by AA Energies. BOMAY manufactures power systems for drilling rigs. M&I has invested 16 million Yuan (approximately $2 million) in this joint venture in which M&I provides technology and services to BOMAY. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment. No guarantees have been provided by AETI. BOMAY was obligated to pay M&I an amount equal to 0.7% of the joint venture’s initial three years sales as a technology transfer fee. Fees collected in 2010 and 2009 were $240,000 and $391,000, respectively. The technology transfer fee ended by its terms at the end of 2010.

Singapore. In 1997, the Company formed a joint venture in Singapore to provide sales and technical support for our products in Southeast Asia called M & I Electric Far East PTE Ltd. (“MIEFE”). The Company owns 49% of the joint venture with our joint venture partner, Oakwell Engineering, Ltd., owning the remaining 51%.

Brazil. During 2010, the Company entered into a joint venture agreement with Five Star Services, a Brazilian corporation and formed AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA (“AAG”), a Brazilian Limited Liability Company, in which the Company holds a 49% interest. AAG began operations mid-year 2010, and provides electrical products and services to the Brazilian energy industries. The Company has committed to invest up to $200,000 in AAG. During the year ended December 31, 2010, the Company advanced $157,551 to the joint venture in accordance with the agreement.

	Year Ended December 31, 2010			Year Ended December 31, 2009
	BOMAY	MIEFE	AAG	BOMAY	MIEFE
Investment as of end of year	$7,021,333	$1,289,035	$64,426	$5,174,451	$1,273,107
Equity income (loss)	2,341,525	55,976	(93,125)	1,734,481	395,445
Sales recorded to joint venture	70,550	20,764	—	50,041	358,132
Accounts receivable due from joint venture	8,202	53	—	44,245	59,885
Distributions received from joint venture	1,039,214	174,985	—	1,542,299	169,024
Change in foreign currency translation	544,571	134,937	—	10,364	34,455

The Company employs certain individuals to maintain strong working relationships with local management, monitor activities of the joint ventures, and report to Company management. During 2010 and 2009, the Company recognized $436,101 and $406,816, respectively, for costs associated with these employees, including compensation, benefits and other payroll related expenses, and travel.

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

Our power delivery, control and drive systems are custom-designed and are built to meet our traditional customers’ specific requirements. We specialize in projects that are complex, require industry certification, short lead time or other non-standard elements, such as systems that must be fit into the confined space of a work boat or drilling rig. We also provide application specific solutions including our Integrated Solar Inversion Station (ISIS™) for the solar power generation market.

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

We have identified our largest competitors, by product line as follows:

Power Distribution/Switchgear Systems—Point 8 Power, Siemens, Eaton, GE, ABB, Volta, Meyers Electric/Controlled Power, AZZ and Powell Industries.

Drive Systems—ABB, Siemens, LeTourneau Technologies, Ingeteam and National Oilwell Varco. We also compete against solar inverter manufactures including Satcon, Xantrex/Schneider Electric, and others.

Power Services—Quanta/Dashiel, Tidal Power, Coastal Power, Eaton, and Group Schneider.

Backlog

Backlog represents the dollar amount of revenue we expect to realize in the future as a result of performing work under multi-month contracts. Backlog is not a measure defined by generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. Backlog may not be indicative of future operating results. Not all of our potential revenue is recorded in backlog for a variety of reasons, including the fact that some contracts begin and end within a short-term period. Many contracts are subject to modification or termination by the customer. The termination or modification of any one or more sizeable contracts or the addition of other contracts may have a substantial and immediate effect on backlog. This backlog number does not include any backlog in place at our joint ventures.

We generally include total expected revenue in backlog when a contract for a definitive amount of work is entered into. We generally expect our backlog to become revenue within a year from the signing of a contract. Backlog as of December 31, 2010 and 2009 totaled $13.9 million and $13.8 million, respectively.

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

Employees

As of December 31, 2010, we had 332 employees. No employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our common stock and all of the other information in this 2010 Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Customers in the oil and gas industry account for a significant portion of our sales. Reduced expenditures by customers in this industry are likely to reduce our revenue, profitability and cash flows.

Customers related to the oil and gas industry accounted for approximately 40% of our sales in 2010 and 2009. The oil and gas industry is a cyclical commodity business, with product demand and prices based on numerous factors such as general economic conditions and local, regional and global events and conditions that affect supply, demand and profits. Demand for our products and services benefits from high demand and prices experienced by our customers in this industry, a decline in demand or prices for oil and gas will likely cause a decrease in demand for our products and services and result in a decline in our revenue, profit margins and cash flows.

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

We currently generate, and expect to continue to generate, a significant portion of our revenue under fixed price contracts. We must estimate the costs of completing a particular project to bid for such fixed price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed-price contracts, may result in actual revenue and gross profits for a project differing from those we originally estimated and could result in reduced profitability and losses on projects. Depending upon the size of fixed-price contracts, variations from estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.

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

Our results of operations and financial condition may be adversely impacted by global recession.

The consequences of a prolonged recession could include a lower level of economic activity and uncertainty regarding commodity and capital markets. During 2010 and 2009, we experienced a reduction in the demand for our products as a result of a reduction in economic activity. A delay in the recovery could continue to have an adverse effect on our results of operation, cash flows or financial position.

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

Approximately 15% of our revenue in 2010 was generated from projects and business operations outside of the United States, primarily provided to the oil and gas, drilling and marine industries in the following countries: Mexico, Canada, United Arab Emirates and India. This percentage was approximately 14% in 2009. The oil and gas industry operates in both remote and potentially politically unstable locations, and numerous risks and uncertainties affect our non-United States operations. These risks and uncertainties include changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as United States laws affecting activities of United States companies abroad, including tax laws and enforcement of contract and intellectual property rights. In addition, the costs of providing our services can be adversely and/or unexpectedly impacted by the remoteness of the locations and other logistical factors.

We maintain an investment in a joint venture with a Chinese energy company. We may encounter unforeseen or unexpected operating, financial, political or cultural factors that could impact its business plans and the expected profitability from such investment. We will face risks if China loses normal trade relations with the United States and it may be adversely affected by the diplomatic and political relationships between the United States and China. As a result of the relatively weak Chinese legal system in general and the intellectual property regime in particular, we may face additional risk with respect to the protection of our intellectual property in China. Changes in China’s political and economic policies could adversely affect our investment and business opportunities in China.

Foreign Currency Transaction Risk

AETI has investments in its Singapore joint venture, MIEFE, its Chinese joint venture, BOMAY, and its Brazilian joint venture, AAG. The functional currencies of these joint ventures are the Singapore dollar, Yuan and Real, respectively. The investments are translated into United States dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustments are recorded as accumulated other comprehensive income in AETI’s consolidated balance sheet.

Other than the aforementioned items, we are not materially exposed to foreign currency exchange risks because all of our sales and purchases are denominated in United States dollars.

Commodity Price Risk

We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We endeavor to recoup these price increases from our customers on an individual contract basis to avoid operating margin erosion. Although historically we have not entered into any contracts to hedge commodity risk, we may do so in the future.

Commodity price changes can have a material impact on our prospective earnings and cash flows. Copper, steel and aluminum represent a significant element of our material cost. Significant increases in the prices of these materials could reduce our estimated operating margins if we are unable to recover such increases from customer revenues.

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through July 1, 2012, subject to optional prepayment in accordance with its terms. At December 31, 2010, the Company had $4,000,000 of variable-rate debt outstanding under the facility. At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company's pretax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on LIBOR (0.26% at December 31, 2010) plus 2.75% per year. The agreement is collateralized by trade accounts receivable, inventory, work-in-process, equipment and real property located in Beaumont and Houston.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following table describes the material facilities owned by AETI and its subsidiaries as of December 31, 2010.

Location	General Description	Acres	Approximate Square Feet of Building
Houston, Texas	Company and M&I
	headquarters, TP&S and E&I
	service center and storage	3	26,000
Beaumont, Texas	TP&S manufacturing and
	storage	9	85,000
Bay St. Louis, Mississippi	M&I manufacturing	3	11,000
Keystone Heights, Florida	AAT offices and manufacturing	8.5	67,500

ITEM 3.	LEGAL PROCEEDINGS.

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

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

The following table sets forth quotations for the high and low sales prices for the Company’s common stock, as reported by NASDAQ, for the periods indicated below:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	High	Low	High	Low
First Quarter	$2.79	$2.15	$2.49	$1.50
Second Quarter	3.08	2.00	2.50	1.62
Third Quarter	2.32	2.00	2.38	1.93
Fourth Quarter	2.49	2.20	2.87	2.10

As of March 8, 2011, there were 71 shareholders of record.

The Company did not declare or pay cash dividends in either fiscal year 2010 or 2009. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business. Our bank loan agreement restricts the payment of cash dividends to stockholders.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial data for the periods presented. You should read the following selected financial data in conjunction with our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report. The information set forth below is not necessarily indicative of results of future operations. Since the M&I Merger has been accounted for as a reverse acquisition under the purchase method of accounting, our financial statements include the historical results of M&I prior to the M&I Merger and that of the combined company following the M&I Merger and do not include the historical results of AAT prior to the M&I Merger. All share and per share disclosures have been retroactively adjusted to include the exchange of shares in the M&I Merger and the 1-for-5 reverse split of our common stock on May 15, 2007. Amounts are in thousands of dollars except share and per share data.

	2010	2009	2008	2007	2006
Net sales	$38,964	$52,163	$65,387	$55,665	$45,419
Net income (loss)	(1,694)	678	1,657	590	2,438
Earnings (loss) per common share:
Basic	$(0.22)	$0.09	$0.22	$0.08	$0.40
Diluted	(0.22)	0.09	0.21	0.08	0.40
Cash dividends declared per common share	—	—	—	—	—
Shares used in computing earnings (loss) per share
Basic	7,741,594	7,689,915	7,662,811	7,058,529	6,079,692
Diluted	7,741,594	7,827,531	7,707,091	7,059,447	6,079,692
Cash and equivalents	$1,364	$1,497	$149	$594	$2,031
Total assets	34,026	33,522	38,698	37,282	23,156
Long-term debt (including current maturities)	4,365	3,511	4,648	5,500	500
Total liabilities	11,101	9,608	15,769	16,136	9,456
Total stockholders’ equity	22,925	23,914	22,929	21,146	13,701

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

In May 2007, M&I was a party to a reverse merger transaction in which it was legally acquired by American Access Technologies, (“AAT”). The shareholders of M&I were issued stock of AAT in amounts that in aggregate constituted approximately 80% of the total shares outstanding. As a result, the M&I Merger has been accounted for as an acquisition of AAT by M&I. Immediately following the M&I Merger, AAT’s name was changed to American Electric Technologies, Inc. Results of operations of AAT have been consolidated commencing with the merger date. References to operating results prior to the May 2007 merger date include solely M&I and its subsidiaries and affiliates.

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of both M&I and AAT. We report financial data for three operating segments: the TP&S segment and the E&I segment which together encompass the operations of M&I including its South Coast Electric Systems, LLC subsidiary and the AAT segment which encompasses the operations of AAT including its Omega Metals division. M&I holds a 40%, 49%, and 49% interest in Chinese, Singapore, and Brazil joint ventures, respectively. These ventures are stand-alone operating companies and enhance our ability to provide products to these markets. Results from these ventures is reported using the equity method of accounting and is included in the TP&S segment’s results.

Results of Operations

The table below summarizes our revenue and profitability for the years ended December 31, 2010, 2009 and 2008 (Dollars in Thousands):

	Year Ended December 31,
	2010	2009	2008
Net sales	$38,964	$52,163	$65,387
Gross profit	3,656	6,631	8,387
Gross profit %	9.4%	12.7%	12.8%
Selling general and administrative expenses	7,990	7,143	8,152
Income (loss) from operations	(4,334)	(512)	235
Other income, net	1,550	1,480	2,320
Income (loss) before income tax expense	(2,784)	967	2,555
Benefit (provision) for income taxes	1,090	(289)	(898)
Net income (loss)	$(1,694)	$678	$1,657

Year ended December 31, 2010 compared to year ended December 31, 2009

Consolidated Comparison

Revenue and Gross Profit. Total consolidated revenue decreased 25% for the year ended December 31, 2010 from the prior year. The decrease occurred across the TP&S and E&I segments and is attributable to the overall decline in the energy industry market segments in which the Company participates. The decrease in consolidated gross profit is attributable to the reduced sales levels and margins for these business segments.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $8.0 million during the year ended December 31, 2010, up $0.8 million or 12% from the prior year. The increase in selling, general and administrative expenses is primarily attributed to research and development costs of approximately $0.6 million associated with continued development of the Company’s solar inverter product, the Integrated Solar Inversion Station (“ISIS”).

Other Income and Expense. Consolidated other income and expense increased by $0.1 million for the year ended December 31, 2010, consisting primarily of equity in income from joint ventures.

Equity in income from joint ventures was up $0.2 million, primarily due to the 40% owned China joint venture which was up $0.6 million compared to 2009. The improvement in the China venture’s earnings came from the reversal of a loss accrual originally recorded in 2007 when the venture was formed (see Note 6 to the consolidated financial statements for more details). This $0.6 million favorable variance from the China venture was substantially offset by a $0.3 million decrease in earnings from the Company's 49% owned Singapore venture and a loss of $0.1 million on the start up of the 49% owned Brazilian joint venture.

Net Income (Loss). Net loss for the year ended December 31, 2010 was $1.7 million, as compared to net income of $0.7 million for the prior year. The decrease in net income is a result of a $3.8 million decrease in pre-tax income, principally attributable to an increased loss from operations, partially offset by a 9 point increase in the effective tax (benefit) rate. The increase in the effective tax (benefit) rate is the result of the composition of 2010 pretax income. In 2010, pretax income (loss) is composed of losses from domestic operations partially offset by positive equity in income from our foreign joint ventures (see Note 7 in the accompanying notes to consolidated financial statements). The loss from operations, which increased to $4.3 million from the $0.5 million loss reported in 2009, is primarily attributable to reduced performance of the TP&S segment (see comments below).

Segment Comparisons

Technical Products & Services. The TP&S segment accounts for the majority of the decrease in Company performance in 2010, with sales declining by $10.5 million year over year. This is reflective of the continued weakness in the Company’s traditional marine, drilling and industrial businesses that began in 2009, although the company did see solid business improvement in the second half of the year.

The TP&S segment reported a decrease in gross profit of $4.9 million for the year ended December 31, 2010, primarily as a result of a 34% decline in sales and a 4% drop in direct margins. Almost 88%, or $4.3 million, of this decline resulted from poor performance during the first half of 2010. Significant performance improvement began in the 3rd quarter and continued in the 4th quarter.

Included in gross profit for this segment is approximately $5.1 million of indirect operating costs, primarily supervisory and administrative payroll related costs that the Company views as mostly fixed in nature. Also included is a more variable component of labor cost resulting from the reduced manufacturing activity levels. A net increase in these costs accounted for approximately $0.5 million of the $4.9 million year over year decrease in gross profit. Half of this increase is attributable to the services business units where a rebuilding/upgrade effort has been underway since mid 2010 with the hiring of a new Vice President.

The benefits of cost reduction measures undertaken in 2010 resulted in reduced indirect costs in the products business units. However, these reductions have been partially offset by an increase in research and development expenditures of approximately $0.6 million associated with continued development of the Company’s solar inverter product, ISIS.

Although the Company will continue to enact cost reduction measures, we believe that we must maintain our management, technical and operational capabilities in order to maintain a competitive advantage as our traditional markets begin to recover.

Electrical & Instrumentation Construction. This segment reported a $1.3 million profit improvement in spite of a 21% decrease in revenue. Direct margins improved to 22% from 10% for the years ended December 31, 2010 and 2009, respectively, and indirect costs were reduced by 15% during the same period. Performance in 2009 was particularly low, as previously noted, because of the impact of the new school construction business which the Company completed its exit from in 2009.

Gross profit for the E&I segment was $0.8 million, or 7% during the year ended December 31, 2010, as compared to a loss of $0.5 million, or negative 3%, for the year ended 2009. Approximately $2.3 million of the $3.1 million decrease in sales came from reduced sales in the data center market. The segment benefited from $0.7 million increase in sales from its traditional construction markets, primarily water and waste water facility construction and the exit from the new school construction business projects which were very unprofitable in the 2009 period.

American Access Technologies. Sales for the AAT segment were $6.9 million for the year ended December 31, 2010, up 5% as compared to the year ended 2009 and gross profit increased $0.6 million. Direct margins increased 3%, indirect manufacturing cost decreased 17% and selling and general and administrative costs decreased more than 5%.

Year ended December 31, 2009 compared to year ended December 31, 2008

Consolidated Comparison

Revenue and Gross Profit. Total consolidated revenue decreased 20% for the year ended December 31, 2009 over the prior year. The decrease occurred across all segments and is attributable to the overall decline in the global economy. The decrease in consolidated gross profit is primarily a result of reduced sales. The deterioration in gross profit percent shows the lower margin new school construction projects completed in the first quarter of 2009, partially offset by increased percentage of higher margin technical services sales.

Selling, General and Administrative Expenses. Total consolidated selling, general and administrative expenses were $6.9 million during the year ended December 31, 2009, a decrease of $1.0 million over the prior year. The improvement is primarily attributable to cost reduction measures that resulted in reduced compensation of $0.8 million, partially offset by research and development costs of $0.3 million incurred to position the company for alternative revenue sources during economic changes. Additionally, repair and maintenance expense declined by $0.2 million, attributable to hurricane damage repairs made in 2008 that were non-recurring. Consulting expenses declined by $0.2 million, primarily related to Sarbanes Oxley compliance and ERP system implementation costs incurred during 2008.

Other Income and Expense. Consolidated other income and expense in 2009 declined by $0.8 million due to reduced earnings from the Chinese and Singapore joint ventures aggregating $0.5 million, reduced interest expense of $0.01 million, partially offset by an increase in other miscellaneous expenses of $0.01 million.

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

Segment Comparisons

Technical Products & Services. The TP&S segment revenue declined $3.0 million from $34.1 million for 2008 to $31.1 million for 2009. The 8.8% decrease in revenue for this segment shows a reduced demand for the company’s products and services, due to weakness in the domestic traditional energy markets.

TP&S gross profit for 2009 was $6.1 million, a $0.9 million increase over the prior year. Its gross profit percentage increased by 4.5% as a result of a favorable product mix. TP&S income before taxes for 2009 was $4.7 million compared to $4.4 million for 2008. This increase in income is a result of improved gross profits and reduced selling and general expenses, partially offset by reduced equity income from joint ventures ($0.5 million).

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

Liquidity and Capital Resources

As of December 31, 2010, AETI’s cash and cash equivalents were $1.4 million as compared to $1.5 million as of December 31, 2009. Working capital was $12.0 million and $14.5 million as of year ended 2010 and 2009, respectively. As of December 31, 2010, AETI’s current ratio is 2.9 and its debt to total capitalization ratio is 15.6%. The comparable ratios for December 31, 2009 were 3.5 and 12.3%. Tangible Net Worth, as defined by the Company’s credit facility was $11.2 million and $16.9 million at December 31, 2010 and 2009, respectively.

AETI’s long-term debt increased $0.8 million during 2010 from $3.4 million in 2009 reflecting a $1.0 million increase in the outstanding balance on the revolving credit facility, partially offset by capital lease payments. Interest payments are current on all funded debt. The Company has a $10.0 million revolving credit facility which expires in July, 2012. For further information regarding the terms of AETI’s indebtedness, see Note 8 to the consolidated financial statements contained elsewhere in this report.

The Company derives the majority of operating cash inflow from receipts on the sale of goods and services and cash outflow for the procurement of materials and labor. Accordingly, cash flow is subject to market fluctuations and conditions. A substantial portion of the business, primarily construction and products, is characterized by long-term contracts lasting three to six months, generally. Most of the long-term contracts allow for several progress billings that provide the company with cash receipts as costs are incurred throughout the project rather than upon contract completion, thereby reducing working capital requirements.

Operating Activities. During 2010, AETI used cash from operations in the amount of $1.7 million, as compared to the $1.3 million generated in 2009. The primary use of cash in 2010 is attributable to the $3.8 million increase in loss from operations, which was partially offset by a draw down in working capital principally reflected in a reduction in accounts receivable of $1.6 million. In 2009, the increase in cash from operations resulted from a drawdown of working capital principally reflected in a reduction in accounts receivable of $5.8 million and inventory of $0.8 million. Cash was used for decreases in accounts payable of $3.1 million and an increase in cost and estimated earnings net of billings in excess of cost on uncompleted contracts of $2.2 million.

Investing Activities. During 2010, AETI generated $0.8 million in cash flow from investing activities as compared to $1.1 million in 2009. Principal elements of these investing activities included $1.2 million in dividends from joint ventures offset by capital expenditures of $0.4 million in 2010. In 2009, $1.7 million in dividends from joint ventures offset by capital expenditures of $0.6 million.

Financing Activities. During 2010, AETI generated cash from financing activities totaling $0.8 million compared to the cash used of $1.1 million in 2009. In late 2010, AETI drew down $1.0 million on the revolving credit facility. In addition, AETI made payments on a long-term capital lease of $0.1 million, received proceeds on common stock issuances of $0.03 million, and made payments on a short-term note payable of $0.05 million. In 2009, payments on long-term debt and capital lease obligations were $1.0 million and $0.1 million, respectively. Proceeds from the sale of common stock were $0.08 million during 2009.

Contractual Obligations

Payments due under contractual obligations at December 31, 2010, are as follows (Dollars in thousands):

	Within 1 Year	2-3 years	3-5 years	More than 5 Years	Total
Capital lease	$144	$221	$—	$—	$365
Short-term note payable	50	—	—	—	50
Long-term debt obligations	—	4,000	—	—	4,000
Interest on long-term debt	120	60	—	—	180

Total	$314	$4,281	$—	$—	$4,595

Interest is estimated based on the current rate of approximately 3.00%

Outlook for Fiscal 2011

AETI enters 2011 with a backlog of $13.9 million which is up modestly from the prior year. The near term demand for our products and services are uncertain due to global energy market conditions and the disruptions in financial markets. We took action in the second half of 2010 to improve our cost structure and reduce our breakeven levels. Our outlook is that short-term revenue should be flat, but we do see some growth opportunities in our TP&S, E&I Construction and AAT segments that we are aggressively pursuing.

We closely monitor our backlog and order activity and continue to adjust our cost structure and expenditures accordingly as conditions require. We expect to begin to benefit from some of our recent product and business development activities in 2011, including our ISIS solar inverter and corresponding turn-key solar project. We expect to continue our initiatives in these markets. We are also upbeat for the coming year for our Chinese and Brazilian joint ventures based on global energy demand growth and opportunities we see in the sales pipeline.

We expect to be able to finance 2011’s capital expenditures and working capital needs primarily through operating cash flows. AETI believes its existing cash, working capital and unused, recently expanded capacity under its credit facility combined with operating earnings will be sufficient to meet its working capital needs in the immediate future.

Effects of Inflation

Price increases in crucial raw materials, particularly copper and steel, and electrical components occurred in 2010. The Company has been generally successful in recovering these increases from its customers in the form of increased prices. As a result, AETI has not experienced margin erosion due to inflationary pressures. Future inflationary pressures will likely be largely dependent on the worldwide demand for these basic materials which cannot be predicted at this time.

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

Revenue Recognition. AETI reports earnings from fixed-price and modified fixed- price long-term contracts on the percentage-of-completion method. Earnings are accrued based on the ratio of costs incurred to total estimated costs. Costs include direct material, direct labor, and job related overhead. Losses expected to be incurred on contracts are charged to operations in the period such losses are determined. A contract is considered complete when all costs except insignificant items have been incurred and the facility has been accepted by the customer. Revenue from non-time and material jobs of a short-term nature (typically less than one month) is recognized on the completed-contract method after considering the attributes of such contract. This method is used because these contracts are typically completed in a short period of time and the financial position and results of operations do not vary materially from those which would result from use of the percentage-of-completion method. The asset, “Work-in-process,” which is included in inventories, represents the cost of labor, material, and overhead on jobs accounted for under the completed-contract method. For contracts accounted for under the percentage-of-completion method, the asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenue recognized in excess of amounts billed and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenue recognized.

Concentration of Market Risk and Geographic Operations. Financial instruments which potentially subject AETI to concentrations of credit risk consist primarily of trade accounts receivable. Our market risk is dependent primarily on the strength of the oil and gas and energy related industries. We grant credit to customers and generally do not require collateral. Procedures are in effect to monitor the credit worthiness of customers. During 2010 one customer accounted for approximately 11% of net revenue; however, during 2009, no single customer represented 10% or more of Company revenue.

As previously described, AETI has investments in China, Singapore, and Brazil that aggregated $7.0 million, $1.3 million and $0.1 million, respectively, as of December 31, 2010.

Foreign Currency Gains and Losses. Foreign currency translations are included as a separate component of comprehensive income. We have determined the local currency of foreign joint ventures to be the functional currency. In accordance with ASC 830, the assets and liabilities of the foreign equity investees, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date; revenue and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

Federal Income Taxes. The liability method is used in accounting for federal income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the company’s tax returns. AETI’s federal income tax returns through December 31, 2004 have been audited by the Internal Revenue Service. As a result of the reverse merger referred to above, the company recognized a deferred tax asset of $2.9 million based on an estimate of the extent to which net operating loss carry forwards will be realizable.

The tax year ending December 31, 2008 is under audit by the Internal Revenue Service. The Company is not aware of any adverse effects to tax expense due to the IRS exam.

Allowance for Doubtful Accounts. Earnings are charged with a provision for doubtful accounts based on a current review of the collectability of the accounts. This provision is reviewed by management on a regular basis and adjustments are made as appropriate.

Recently Issued Accounting Pronouncements

Subsequent Events

In May 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on subsequent events that establishes standards of accounting for and disclosure of subsequent events. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This new guidance was adopted for our financial statements for the quarterly period ending June 30, 2009. The adoption of this guidance did not have a material impact on our results of operations, financial position, or liquidity. In February 2010, the FASB issued amended guidance to eliminate the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events. The adoption of the amended guidance did not have a material impact on the Company’s results of operations, financial position, or liquidity.

Variable Interest Entities

In December 2009, the FASB issued accounting guidance on variable interest entities which amends previous GAAP and requires a company to perform an analysis to determine whether its interest in a variable interest entity gives it a controlling financial interest. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. The new guidance eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, and significantly enhances disclosures. This update became effective for us in the quarter ended March 31, 2010. The adoption of this guidance did not have a material impact on our results of operations, financial position, or liquidity.

Disclosures about Fair Value Measurements

In January 2010, the FASB issued accounting guidance to improve disclosures of fair value measurements. This guidance requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 (quoted prices in active markets for identical assets or liabilities) and Level 2 (other significant observable inputs) fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 (unobservable inputs that are supported by little or no market activity and that are significant) activity pertaining to gross purchases, sales, issuances, and settlements. This update became effective for us in the quarter ended March 31, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for us with the reporting period beginning January 1, 2011. The adoption of this guidance did not have a material impact on our results of operations, financial position, or liquidity.

Financing Receivables

In July 2010, the FASB issued new accounting guidance to provide greater transparency and address disclosures about the credit quality of financing receivables and the allowance for credit losses. In addition, this guidance assists in the assessment of credit risk exposures and evaluation of the adequacy of allowances for credit losses. Additional disclosures must be provided on a disaggregated basis. The guidance defines two levels of disaggregation—portfolio segment and class of financing receivable. Additionally, the update requires disclosure of credit quality indicators, past due information and modifications of financing receivables. The update is not applicable to mortgage banking activities (loans originated or purchased for resale to investors); derivative instruments such as repurchase agreements; debt securities; a transferor’s interest in securitization transactions accounted for as sales under ASC Topic 860; and purchased beneficial interests in securitized financial assets. This guidance is effective for the Company for interim or annual periods ending on or after December 15, 2010. This guidance has no material impact on the Company’s results of operations, financial position, or liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Transaction Risk

AETI maintains equity investments in its Singapore, Chinese and Brazilian joint ventures, MIEFE, BOMAY, and AAG, respectively. The functional currencies of the joint ventures are the Singapore dollar, Chinese Yuan and Brazilian Real, respectively. Investments are translated into United States dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in AETI’s consolidated balance sheet. Under the terms of the BOMAY Equity Joint Venture Contract, we were obligated to make a total investment of 16.0 million Yuan (approximately $2.0 million) during the initial two years of the joint venture. This obligation has been fulfilled. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment, and at this time, no guarantees have been provided by AETI.

Other than the aforementioned items, we do not believe we are exposed to foreign currency exchange risk because all of our sales and purchases are denominated in United States dollars.

Commodity Price Risk

We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We endeavor to recoup these price increases from our customers on an individual contract basis to avoid operating margin erosion. Although historically we have not entered into any contracts to hedge commodity risk, we may do so in the future. Commodity price changes can have a material impact on our prospective earnings and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index on page F-1 of our Consolidated Financial Statements and Notes thereto contained herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2010. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2010 based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended that permits the company, as a smaller reporting company, to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Directors

Information required by this item is incorporated by reference to the information contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after our December 31, 2010 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the “Director Independence” and “Certain Relationships and Related Transactions” sections of our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders.

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

3. Exhibits

A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index immediately following the signature pages of this report. We will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request. Stockholders may request exhibits copies by contacting: Frank Pierce, Corporate Secretary, American Electric Technologies, Inc., 6410 Long Drive, Houston, Texas 77087.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2011

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ CHARLES DAUBER
Charles Dauber
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ CHARLES DAUBER Charles Dauber	President, Chief Executive Officer, Director (Principal Executive Officer)	March 30, 2011

/S/ ARTHUR G. DAUBER Arthur G. Dauber	Executive Chairman and Director	March 30, 2011

/S/ FRANK R. PIERCE Frank R. Pierce	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 30, 2011

/S/ HOWARD W. KELLEY Howard W. Kelley	Director	March 30, 2011

/S/ PETER MENIKOFF Peter Menikoff	Director	March 30, 2011

/S/ THOMAS P. CALLAHAN Thomas P. Callahan	Director	March 30, 2011

/S/ J. HOKE PEACOCK II J. Hoke Peacock II	Director	March 30, 2011

AMERICAN ELECTRIC TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

With Report of Independent Registered Public Accounting Firm

December 31, 2010 and 2009

American Electric Technologies, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Electric Technologies, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of American Electric Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and, accordingly, we do not express an opinion thereon.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas

March 30, 2011

American Electric Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2010 and 2009

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,364,114	$1,497,305
Accounts receivable-trade, net of allowance of $648,933 and $438,900 at December 31, 2010 and 2009, respectively	8,771,960	10,331,685
Accounts receivable-other	74,136	349,094
Income taxes receivable	—	15,866
Inventories, net	3,820,086	3,563,481
Costs and estimated earnings in excess of billings on uncompleted contracts	3,486,887	3,750,367
Prepaid expenses and other current assets	238,450	327,428
Due from employees	46,197	36,282
Deferred income taxes	655,631	547,118

Total current assets	18,457,461	20,418,626

Property, plant and equipment, net	4,705,275	5,193,897
Non-current contract retentions	51,057	36,666
Other assets, net	110,186	132,764
Advances to and investments in joint ventures	8,374,794	6,447,558
Deferred tax asset	2,327,953	1,292,052

Total assets	$34,026,726	$33,521,563

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,926,042	$3,573,477
Accrued payroll and benefits	916,344	995,309
Other accrued expenses	368,409	244,213
Income taxes payable	20,000	—
Billings in excess of costs and estimated earnings on uncompleted contracts	1,056,306	953,474
Short-term notes payable	193,954	134,992

Total current liabilities	6,481,055	5,901,465

Notes payable	4,221,358	3,375,911
Deferred compensation	399,039	330,215

Total liabilities	11,101,452	9,607,591

Commitments and contingencies (See note 11)

Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,752,965 and 7,700,875 shares issued and outstanding at December 31, 2010 and 2009, respectively	7,753	7,701
Additional paid-in capital	7,844,578	7,594,491
Accumulated other comprehensive income	692,382	237,270
Retained earnings; including appropriated earnings in equity method investments of $944,529 and $602,690 at December 31, 2010 and 2009, respectively	14,380,561	16,074,510

Total stockholders’ equity	22,925,274	23,913,972

Total liabilities and stockholders’ equity	$34,026,726	$33,521,563

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2010 and 2009

	2010	2009
Net sales	$38,963,744	$52,162,909
Cost of sales	35,307,724	45,532,388

Gross profit	3,656,020	6,630,521

Operating expenses:
General and administrative	4,833,242	4,742,553
Selling	2,274,898	2,137,753
Research and development	881,855	262,462

Total operating expenses	7,989,995	7,142,768

Loss from operations	(4,333,975)	(512,247)

Other income (expense):
Equity in income of joint ventures	2,304,376	2,129,926
Joint venture management related expenses	(436,101)	(406,816)
Interest expense	(131,016)	(133,633)
Other, net	(187,588)	(109,921)

Total other income (expense)	1,549,671	1,479,556

Income (loss) before (provision) benefit for income taxes	(2,784,304)	967,309

Provision (benefit) for income taxes	(1,090,355)	289,019

Net income (loss)	$(1,693,949)	$678,290

Net income (loss) per common share:
Basic	$(0.22)	$0.09

Diluted	$(0.22)	$0.09

Weighted-average number of common shares outstanding:
Basic	7,741,594	7,689,915

Diluted	7,741,594	7,827,531

The accompanying notes are an integral part of the consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2010 and 2009

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance at December 31, 2008	7,665,635	$7,665	$7,316,593	$207,991	$15,396,220	$22,928,469
Common stock issued to ESPP (Note 10)	21,168	22	38,057	—	—	38,079
Restricted stock units	14,072	14	81,681	—	—	81,695
Stock based compensation	—	—	42,394	—	—	42,394
Reclassification of deferred compensation liability	—	—	115,766	—	—	115,766
Comprehensive income:
Net income	—	—	—	—	678,290	678,290
Translation gain	—	—	—	29,279	—	29,279

Total comprehensive income						707,569

Balance at December 31, 2009	7,700,875	7,701	7,594,491	237,270	16,074,510	23,913,972
Common stock issued to ESPP (Note 10)	15,372	15	34,535	—	—	34,550
Restricted stock units	36,718	37	176,025	—	—	176,062
Stock based compensation	—	—	39,527	—	—	39,527
Comprehensive income:
Net loss	—	—	—	—	(1,693,949)	(1,693,949)
Translation gain	—	—	—	455,112	—	455,112

Total comprehensive loss						(1,238,837)

Balance at December 31, 2010	7,752,965	$7,753	$7,844,578	$692,382	$14,380,561	$22,925,274

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net income (loss)	$(1,693,949)	$678,290
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debt	257,253	150,858
Allowance for obsolete inventory	(110,778)	(15,032)
Depreciation and amortization	879,552	1,033,896
Gain on sale of property and equipment	(69,669)	(14,040)
Equity income from joint venture	(2,304,376)	(2,129,926)
Stock based compensation	215,589	116,460
Deferred compensation costs	68,824	101,582
Deferred income tax (benefit) expense	(1,151,105)	251,194
Customer settlement	100,000	—
Change in operating assets and liabilities:
Accounts receivable (including other and non-current contract retentions)	1,553,123	5,778,902
Income taxes receivable (payable)	(181,838)	(158,042)
Inventories	(145,827)	839,223
Costs and estimated earnings in excess of billings on uncompleted contracts	263,480	(269,097)
Prepaid expenses and other current assets	88,978	(38,355)
Accounts payable and accrued liabilities	397,796	(3,109,136)
Billings in excess of costs and estimated earnings on uncompleted contracts	102,832	(1,934,087)

Net cash (used in) provided by operating activities	(1,730,115)	1,282,690

Cash flows from investing activities:
Purchases of property, plant and equipment	(369,107)	(609,720)
Proceeds from disposal of property, plant and equipment	70,424	22,651
Investment in joint venture	(157,551)	—
Proceeds from joint venture dividends	1,214,199	1,711,423

Net cash provided by investing activities	757,965	1,124,354

Cash flows from financing activities:
Proceeds from sale of common stock	34,550	78,850
Advances from (repayments to) revolving credit facility	1,000,000	(1,000,000)
Capital lease obligation payment	(145,591)	(137,187)
Principal payments on short-term notes payable	(50,000)	—

Net cash provided by (used in) financing activities	838,959	(1,058,337)

Net increase (decrease) in cash and cash equivalents	(133,191)	1,348,707
Cash and cash equivalents, beginning of year	1,497,305	148,598

Cash and cash equivalents, end of year	$1,364,114	$1,497,305

Supplemental disclosures of cash flow information:
Interest paid	$131,016	$133,633

Income taxes paid	$144,921	$202,194

The accompanying notes are an integral part of the consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)	Organization and Nature of Business

American Electric Technologies, Inc. (“AETI” or the “Company”) is the surviving financial reporting entity from a reverse acquisition of an 80% interest in American Access Technologies, Inc. by the shareholders of M&I Electric Industries, Inc.(“M&I”) on May 17, 2007. Immediately upon the completion of the reverse acquisition, American Access Technologies, Inc. changed its name to American Electric Technologies, Inc. AETI is a Florida corporation and M&I, AETI’s wholly owned subsidiary, a Texas corporation. M&I has a wholly owned subsidiary, South Coast Electric Systems, LLC (“SC”), a Mississippi based company, and joint venture interests in China, Singapore and Brazil. On January 1, 2008, AETI established a wholly- owned subsidiary through which it conducts its American Access Technology segment’s business.

The Company has facilities and sales offices in Texas, Mississippi and Florida and minority interests in joint ventures that have facilities in Singapore, Xian, China and Macae, Brazil. The Company owns the Texas facilities, comprised of 12 acres and 111,000 square feet, the Mississippi facility, comprised of 3 acres and 11,000 square feet and the Florida facility, comprised of a 67,500 square foot manufacturing facility situated on 8 1/2 acres of land.

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

M&I has minority interests in M&I Electric Far East PTE Ltd. (“MIEFE”), BOMAY Electrical Industries Company, Ltd. (“BOMAY”) and AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA (“AAG”). MIEFE is a Singapore company that provides sales, manufacturing and technical support internationally. BOMAY provides electrical systems primarily for land and marine based drilling rigs in China. AAG provides electrical products and services to the Brazilian energy industries. These ventures are accounted for using the equity method of accounting.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AETI and its wholly-owned subsidiaries, M&I and AAT, and M&I’s wholly-owned subsidiary South Coast Electric Systems, LLC. Significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by management include:

•	Percentage of completion estimates on long-term contracts

•	Estimates of the provision for doubtful accounts

•	Estimated useful lives of property and equipment

•	Valuation allowances related to deferred tax assets

Financial Instruments

The Company includes fair value information in the notes to the consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of December 31, 2010 and 2009. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for repairs and maintenance are expensed as incurred while renewals and betterments are capitalized. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets after giving effect to salvage values.

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

Based on our reviews during the two years ended December 31, 2010, there were no events or circumstances that caused management to believe that impairment tests were necessary.

Other Assets

Intangible Assets	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net Value
Patents	18	$94,986	$61,200	$33,786
Customer Agreements	10	173,000	96,600	76,400

		$267,986	$157,800	$110,186

Amortization expense related to intangible assets held by the Company for the years ended December 31, 2010 and 2009 was approximately $22,600 in each year. Estimated amortization expense for the next five years is as follows:

For the Year Ending December 31,	Amount
2011	$23,000
2012	23,000
2013	23,000
2014	23,000
2015	7,400

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

The Company follows the guidance promulgated by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 740-10, which prescribes a single model to address uncertainty in income tax positions and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Foreign Currency Gains and Losses

Foreign currency translations are included as a separate component of comprehensive income. We have determined the local currency of our foreign joint ventures to be the functional currency. In accordance with ASC 830, the assets and liabilities of our foreign equity investees, denominated in foreign currency, are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet date; revenue and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income, which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

Revenue Recognition

The Company reports earnings from firm-price and modified firm price long-term contracts on the percentage-of-completion method. Earnings are recorded based on the ratio of costs incurred to total estimated costs. However for TP&S, the Company determined that labor incurred provides an improved measure of percentage of completion. Costs include direct material, direct labor, and job related overhead. Contract revenue reflects the original contract price adjusted for approved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. For 2010 and 2009, we had no material unapproved change orders or claims recognized in revenue. Losses expected to be incurred on contracts are charged to operations in the period such losses are determined. A contract is considered complete when all costs except insignificant items have been incurred and the customer has accepted the product or project. Revenues from non-time and material jobs that will be completed within approximately one month are recognized on the completed-contract method. This method is used because these contracts are typically completed in a short period and the financial position and results of operations do not vary materially from those that would result from use of the percentage-of-completion method.

The Company records revenue from its field and technical service and repair operations on a completed service basis after customer acknowledgement that the service has been completed and accepted. Approximately 14% of the Company’s consolidated revenue is recorded on this basis. In addition, the Company sells certain purchased parts and products. These revenues are recorded when the product is shipped and title passes to the customer. Approximately 1% of the Company’s consolidated revenue is recorded on this basis. AAT generally recognizes revenue when manufactured products are shipped and right of ownership passes.

The asset, “Work-in-process,” which is included in inventories, represents the cost of labor, material, and overhead in excess of amounts billed on jobs accounted for under the completed-contract method. For contracts accounted for under the percentage-of-completion method, the asset, “Costs and estimated earnings in excess of billing on uncompleted contracts,” represents revenue recognized in excess of amounts billed and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenue recognized. Any billed revenue that has not been collected is reported as accounts receivable. The timing of when we bill our customers is generally dependent upon advance billing terms or completion of certain phases of the work. At December 31, 2010 and 2009, accounts receivable included contract retentions expected to be collected within one year totaling $437,474 and $548,224, respectively. Contract retentions collectible beyond one year are included in non-current contract retentions and totaled $51,057 and $36,666 at December 31, 2010 and 2009, respectively.

On occasion, the Company enters into long-term contracts that include services performed by more than one operating segment particularly TP&S contracts which include electrical and instrumentation construction services performed by our E&I segment. The Company segments revenue, costs and gross profit related to these contracts if they meet the contract segmenting criteria in ASC 605-35, including that the terms and scope of the project clearly call for separate elements, the separate elements are often bid or negotiated by the Company separately and the total economic returns and risks of the separate elements are similar to the economic returns and risks of the overall contract. For segmented contracts, the Company recognizes revenue as if they were separate contracts over the performance periods of the individual elements.

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

Concentration of Market Risk and Geographic Operations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's market risk is dependent primarily on the strength of the oil and gas and energy related industries. The Company grants credit to customers and generally does not require security except in the case of certain international contracts. Procedures are in effect to monitor the credit worthiness of its customers. During 2010 one customer accounted for approximately 11% of net revenue and 8% of net accounts receivable—trade; however, during 2009, no single customer represented 10% or more of Company revenue.

The Company sells its products and services in domestic and international markets; however, significant portions of the Company’s sales are concentrated with customers located in the Gulf Coast. The Gulf Coast region accounts for approximately 60% to 65% of the Company's revenue during the two years ended December 31, 2010.

Recently Issued Accounting Pronouncements

Subsequent Events

In May 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on subsequent events that establishes standards of accounting for and disclosure of subsequent events. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This new guidance was adopted for our financial statements for the quarterly period ending June 30, 2009. The adoption of this guidance did not have a material impact on our results of operations, financial position, or liquidity. In February 2010, the FASB issued amended guidance to eliminate the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events. The adoption of the amended guidance did not have a material impact on the Company’s results of operations, financial position, or liquidity.

Variable Interest Entities

In December 2009, the FASB issued accounting guidance on variable interest entities which amends previous GAAP and requires a company to perform an analysis to determine whether its interest in a variable interest entity gives it a controlling financial interest. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. The new guidance eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, and significantly enhances disclosures. This update became effective for us in the quarter ended March 31, 2010. The adoption of this guidance did not have a material impact on our results of operations, financial position, or liquidity.

Disclosures about Fair Value Measurements

In January 2010, the FASB issued accounting guidance to improve disclosures of fair value measurements. This guidance requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 (quoted prices in active markets for identical assets or liabilities) and Level 2 (other significant observable inputs) fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 (unobservable inputs that are supported by little or no market activity and that are significant) activity pertaining to gross purchases, sales, issuances, and settlements. This update became effective for us in the quarter ended March 31, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for us with the reporting period beginning January 1, 2011. The adoption of this guidance did not have a material impact on our results of operations, financial position, or liquidity.

Financing Receivables

In July 2010, the FASB issued new accounting guidance to provide greater transparency and address disclosures about the credit quality of financing receivables and the allowance for credit losses. In addition, this guidance assists in the assessment of credit risk exposures and evaluation of the adequacy of allowances for credit losses. Additional disclosures must be provided on a disaggregated basis. The guidance defines two levels of disaggregation—portfolio segment and class of financing receivable. Additionally, the update requires disclosure of credit quality indicators, past due information and modifications of financing receivables. This guidance is effective for the Company for interim or annual periods ending on or after December 15, 2010. This guidance has no material impact on the Company’s results of operations, financial position, or liquidity.

Reclassification

Certain items are reclassified in the 2009 consolidated financial statements to conform to the 2010 presentation.

(3)	Inventories

Inventories consisted of the following at December 31, 2010 and 2009:

	2010	2009
Raw materials	$1,201,815	$1,378,765
Work-in-process	2,127,966	1,581,008
Finished goods	565,307	745,100

	3,895,088	3,704,873
Less: Allowance	(75,002)	(141,392)

Total inventories	$3,820,086	$3,563,481

(4)	Costs, Estimated Earnings, and Related Billings on Uncompleted Contracts

Contracts in progress at December 31, 2010, and 2009 consisted of the following:

	2010	2009
Cost incurred on uncompleted contracts	$8,423,136	$15,492,359
Estimated earnings	499,807	1,452,143

	8,922,943	16,944,502
Billings on uncompleted contracts	(6,492,362)	(14,147,609)

	$2,430,581	$2,796,893

Costs, estimated earnings, and related billing on uncompleted contracts consisted of the following at December 31, 2010, and 2009:

	2010	2009
Cost and estimated earnings in excess of billings on uncompleted contracts	$3,486,887	$3,750,367
Billings in excess of cost and estimated earnings on uncompleted contracts	(1,056,306)	(953,474)

	$2,430,581	$2,796,893

(5)	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2010, and 2009:

Category	Estimated Useful Lives (years)	2010	2009
Buildings and improvements	15 –25	$4,413,375	$4,321,499
Office equipment and furniture	2 – 7	1,701,115	1,444,280
Automobiles and trucks	2 – 5	576,737	662,110
Machinery and shop equipment	2 – 10	4,873,345	5,148,106

		11,564,572	11,575,995
Less: accumulated depreciation and amortization		7,244,541	6,916,582

		4,320,031	4,659,413
Land		348,881	348,881
Construction in progress		36,363	185,603

		$4,705,275	$5,193,897

During the years ended December 31, 2010 and 2009, depreciation charged to operations amounted to $856,974 and $1,011,320, respectively. Of these amounts, $571,759 and $634,900 was charged to cost of sales while $281,285 and $376,420 was charged to selling, general and administrative expenses for the years ended December 31, 2010 and 2009, respectively.

(6)	Advances to and Investment in Joint Ventures

The Company owns 49% of MIEFE which provides additional sales and technical support in Asia. The Company's equity in the income of the joint venture was $55,976 and $395,445 for the years ended December 31, 2010 and 2009, respectively. Sales made to the joint venture were $20,764 and $358,132 for the years ended December 31, 2010 and 2009, respectively. Accounts receivable from MIEFE was $53 and $59,885 at December 31, 2010 and 2009, respectively.

The Company has a joint venture agreement and holds a 40% interest in a Chinese company, BOMAY, which builds electrical systems for sale in China. The majority partner in this joint venture is a subsidiary of a major Chinese oil company. M&I made an investment of $1 million in 2006 and made an additional $1 million investment in 2007. The Company’s equity in income of the joint venture was $2,341,525 and $1,734,481 for the years ended December 31, 2010 and 2009, respectively. Sales made to the joint venture were $70,550 and $50,041 for the years ended December 31, 2010 and 2009, respectively. Accounts receivable from BOMAY was $8,202 and $44,245 at December 31, 2010 and 2009, respectively.

The company owns 49% of AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA, a Brazilian Limited Liability Company, (“AAG”), formed in 2010. The Company’s equity in loss of the joint venture was ($93,125) for the year ended December 31, 2010.

The Company employs certain individuals to maintain strong working relationships with local management, monitor activities of the joint ventures, and report to Company management. During 2010 and 2009, the Company recognized $436,101 and $406,816, respectively, for costs associated with these employees, including compensation, benefits and other payroll related expenses, and travel, which is included in other income (expense) – joint venture management related expenses in the accompanying consolidated statements of operations.

Sales to joint ventures are made on an arms length basis and intercompany profits, if any, are eliminated in consolidation. Summary financial information of MIEFE and BOMAY in U.S. dollars was as follows at December 31, 2010 and 2009 (in thousands):

	BOMAY		MIEFE		AAG
	2010	2009	2010	2009	2010
Assets:
Total current assets	$47,401	$31,604	$3,842	$4,135	$131
Total non-current assets	5,155	4,498	230	158	—

Total assets	$52,556	$36,102	$4,072	$4,293	$131

Liabilities and equity:
Total current liabilities	$35,303	$21,520	$1,441	$1,682	$—
Total partnership equity	17,253	14,582	2,631	2,611	131

Total liabilities and equity	$52,556	$36,102	$4,072	$4,293	$131

Gross sales	$38,726	$34,297	$3,171	$7,117	$—
Net income	4,164	4,336	151	824	(125)

The Company made certain adjustments to the reported results that it believes are necessary to comply with accounting principles generally accepted in the U.S.

The Company’s investment in and advances to its joint ventures were as follows as of December 31, 2010 and 2009:

	2010				2009
	BOMAY	MIEFE	AAG	TOTAL	BOMAY	MIEFE	TOTAL
Investment in joint ventures:
Balance, beginning of year	$2,033,000	$17,469	$—	$2,050,469	$2,033,000	$17,469	$2,050,469
Additional amounts invested	—	—	157,551	157,551	—	—	—

Balance, end of year	2,033,000	17,469	157,551	2,208,020	2,033,000	17,469	2,050,469

Undistributed earnings:
Balance, beginning of year	2,918,593	1,108,937	—	4,027,530	2,726,511	882,516	3,609,027
Equity in earnings (loss)	2,341,525	55,976	(93,125)	2,304,376	1,734,481	395,445	2,129,926
Dividend distributions	(1,039,214)	(174,985)	—	(1,214,199)	(1,542,399)	(169,024)	(1,711,423)

Balance, end of year	4,220,904	989,928	(93,125)	5,117,707	2,918,593	1,108,937	4,027,530

Foreign currency translation:
Balance, beginning of year	222,858	146,701	—	369,559	212,494	112,246	324,740
Change during the year	544,571	134,937	—	679,508	10,364	34,455	44,819

Balance, end of year	767,429	281,638	—	1,049,067	222,858	146,701	369,559

Investments, end of year	$7,021,333	$1,289,035	$64,426	$8,374,794	$5,174,451	$1,273,107	$6,447,558

Under the equity method, the Company’s share of the joint ventures’ earnings or loss is recognized in the statement of operations as other income (expense)—equity in income (loss) of joint ventures. Joint venture income increases the carrying value of the joint ventures and joint venture losses reduce the carrying value. Dividends received from the joint ventures reduce the carrying value.

In accordance with the People’s Republic of China, (“PRC”), Regulation on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A Wholly-Owned Foreign Enterprise, (“WOFE”), is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. As a result, $944,529 and $602,690 have been appropriated to the accumulated statutory reserves (included in the retained earnings) by the Company as of December 31, 2010 and 2009.

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

During 2007, the Company’s equity income in the reported results of BOMAY was net of certain expense adjustments totaling approximately $660,000 that were recorded to include management’s estimate of warranty costs and management’s estimate of a provision for doubtful accounts for contractual amounts due from BOMAY. In recording these adjustments, a variety of factors were considered by management including local operating conditions, potential warranty costs associated with introduction of new products in the Chinese market and uncertainty regarding the collectability of amounts due from BOMAY arising from certain contractual obligations. Based on the evaluation in the three months ended March 31, 2010, management determined that the allowance was no longer necessary.

This determination was based on a number of changed circumstances including the satisfaction of all past contractual obligations by BOMAY, good historical performance of its manufactured products and positive relationships built with local management that the Company believes have eliminated any collection issues on the contractual obligations. This change in estimate increased the carrying value of the investment by $660,000 and was included in our statements of operations as other income (expense)—equity in income of joint ventures for the year ended December 31, 2010.

(7)	Income Taxes

The components of Income (loss) before the (provision) benefit for income taxes for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
United States	$(5,063,680)	$(1,075,894)
Foreign	2,279,376	2,043,203

	$(2,784,304)	$967,309

The components of the provision (benefit) for income taxes for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Current provision:
United States	$15,887	$—
Foreign	—	—
States (United States)	44,863	37,105

Total current provision	60,750	37,105

Deferred provision (benefit):
United States	(1,057,865)	251,914
Foreign	—	—
States (United States)	(93,240)	—

Total deferred provision (benefit):	(1,151,105)	251,914

	$(1,090,355)	$289,019

Significant components of the Company's deferred federal income taxes were as follows:

	2010		2009
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Accrued liabilities	$168,840	$—	$85,509	$—
Deferred compensation	—	260,989	—	42,207
Allowance for doubtful accounts	240,105	—	158,004	—
Inventory	192,893	—	243,378	—
Long-term contracts	53,793	—	60,227	—
Net operating loss	—	3,349,114	—	2,172,896
Intangible assets	—	86,729	—	83,649
Foreign tax credit carryforward	—	718,742	—	614,059

Deferred tax assets	655,631	4,415,574	547,118	2,912,811

Deferred tax liabilities:
Equity in foreign investments	—	(1,593,315)	—	(1,188,303)
Property and equipment	—	(128,313)	—	(100,780)
Intangible assets	—	(9,310)	—	(9,059)
Translation gain	—	(356,683)	—	(132,905)
Other	—	—	—	(189,712)

Deferred tax liabilities	—	(2,087,621)	—	(1,620,759)

Net deferred assets	$655,631	$2,327,953	$547,118	$1,292,052

The net operating loss deferred tax asset includes the estimated benefit of $9,428,894 in net operating losses acquired from American Access Technologies, Inc, subject to the utilization limitation under Section 382 of the Internal Revenue Code. The net operating loss carry forwards are available to offset future taxable income and expire, if unused, during the federal tax years ending December 31, 2018 through 2025.

The difference between the effective income tax rate reflected in the provision for income taxes and the amounts, which would be determined by applying the statutory income tax rate of 34%, is summarized as follows:

	2010	2009
Provision (benefit) at U.S Federal statutory rate	$(946,663)	$420,526
Effect of state income taxes	(36,777)	37,105
Non-deductible business meals and entertainment expenses	21,961	(19,395)
Foreign income taxes included in equity in earnings	(98,057)	(143,430)
Other—accrual to return adjustments	(30,819)	(5,787)

	$(1,090,355)	$289,019

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s 2008 U.S. federal income tax return is currently being examined by the Internal Revenue Service; however, management expects there will be no material change in our financial position or results of operations as a result of this examination. With few exceptions, the Company is no longer subject to federal and state tax examinations for years prior to 2006.

The Company recognizes net interest and penalties related to uncertain tax positions in other income (expense)—interest expense and other income (expense)—other, net, respectively. At December 31, 2010 and 2009, the Company believes there are no uncertain income tax positions and hence did not recognize any interest or penalties.

(8)	Notes Payable

The components of notes payable at December 31, 2010 and 2009 are as follows:

	2010	2009
Revolving credit agreement	$4,000,000	$3,000,000
Capital lease obligation (Note 9)	365,312	510,903
Other short-term note payable	50,000	—

Total notes payable	4,415,312	3,510,903
Less current portion of capital lease obligation and short-term note	(193,954)	(134,992)

Non-current notes payable	$4,221,358	$3,375,911

Revolving Credit Agreement

Effective July 1, 2010, the Company amended its revolving credit agreement with JP Morgan Chase Bank, N.A. As amended, the bank provides the Company with a revolving credit line not to exceed the lesser of $10,000,000 or the sum of (i) 80% of eligible accounts receivable and (ii) 40% of the eligible inventory up to an amount not to exceed $1,000,000, less (iii) $75,000. In addition, the interest rate on borrowings under the agreement was amended, increasing the rate from the 30 day LIBOR rate plus 2.25% to the 30 day LIBOR rate plus 2.75%. As of December 31, 2010, $4,000,000 was borrowed under this line of credit.

Borrowings under the agreement bear interest at an annual rate based on the 30 day LIBOR rate (0.26% at December 31, 2010) plus 2.75% per year. The agreement is collateralized on trade accounts receivable, equipment, inventories, and work-in-process. Our subsidiaries are guarantors of the loan. Loans under the agreement must be repaid no later than July 1, 2012.

Under the agreement, the Company pays a commitment fee of 0.3% of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios, including maintenance of a minimum current ratio, leverage ratio and tangible net worth and restriction from paying dividends without prior written consent of the bank. The maximum borrowing amount under the loan shall not exceed $4,000,000 (the “Line Limit”) in the event that adjusted net income is less than $1.00 at any time. Adjusted net income is defined as net income from operations plus depreciation and amortization.

As amended, the agreement contains a tangible net worth covenant that required the Company to maintain a minimum tangible net worth, as defined in the agreement, of $11,350,000. Tangible net worth, as defined by the Company’s credit facility was approximately $11,200,000 and $16,900,000 at December 31, 2010 and 2009, respectively.

On March 28, 2011, the Company amended its revolving credit agreement with the Bank, effective December 31, 2010, to lower the minimum required Tangible Net Worth to $10,000,000 (from $11,350,000) and increased the Line Limit to $6,000,000 (from $4,000,000). The revised agreement includes the Company’s real estate in Houston and Beaumont, Texas as additional collateral for borrowings under the line. All other terms of the agreement remained unchanged.

(9)	Leases

The Company leases equipment (principally trucks) under operating lease agreements that expire at various dates to 2015. Rental expense relating to operating leases and other short-term leases for the years ended December 31, 2010 and 2009, amounted to approximately $767,000 and $770,000, respectively.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010:

Year Ending December 31,	Amount
2011	$233,605
2012	233,605
2013	185,850
2014	137,052
2015	72,459

$862,571

In March, 2008, the Company entered into a capital lease in order to finance shop equipment and related training expenses related to its American Access segment. The lease term commenced in June, 2008 when the equipment was installed and operational. The lease obligation and capitalized amount at inception was $724,520 and the lease term is 60 months. Future minimum lease payments associated with this capital lease are as follows:

Year Ending December 31,	Amount
2011	$172,963
2012	166,210
2013	54,122

Total future minimum lease payments	393,295
Less imputed interest	(27,983)

Net present value of future minimum lease payments	$365,312

(10)	Stock and Stock-based Compensation

Employee Stock Purchase Plan

The Company issued 15,372 and 21,168 shares of Company stock during 2010 and 2009, respectively, in connection with an Employee Stock Purchase Plan that commenced in April 2008.

Restricted Stock Units

During 2010 and 2009, the Board of Directors approved the grants of approximately 230,000 and 160,000 restricted stock units (“RSU”s) to members of management and key employees as part of the 2007 Employee Stock Incentive Plan. In May 2010, the stockholders of the Company approved amendments to the 2007 Employee Stock Incentive Plan to increase the number of shares available for issuance under the plan from 300,000 shares to 800,000 shares of stock. The number of RSUs awarded is generally subject to the substantial achievement of budgeted performance and other individual metrics. The RSUs do not have voting rights of the common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually vested and issued. In addition, the awards vest in 25% increments over four years from the grant date.

The following table summarizes the activity for unvested restricted stock units for the years ended December 31, 2010 and 2009:

	Units	Weighted Average Fair Value Per RSU
Unvested restricted stock units at December 31, 2008	41,953	$4.14
Awarded	105,344	$1.87
Vested	(14,072)	$3.56
Forfeited	(310)	$1.85

Unvested restricted stock units at December 31, 2009	132,915	$2.41
Awarded	123,760	$2.26
Vested	(36,718)	$2.51
Forfeited	(18,314)	$2.36

Unvested restricted stock units at December 31, 2010	201,643	$2.26

Compensation expense of approximately $176,000 and $82,000 was recorded in the years ended December 31, 2010 and 2009, respectively, to reflect the fair value of the original RSU’s granted or anticipated to be granted less forfeitures, amortized over the portion of the vesting period occurring during the period. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Stock Market (“NASDAQ”) on the grant date. Based upon the fair value on the grant date of the number of shares awarded or expected to be awarded, it is anticipated that approximately $450,000 of additional compensation cost will be recognized in future periods through 2014. The weighted average period over which this additional compensation cost will be expensed is 2.6 years.

During February 2011, the Board of Directors approved the grants of approximately 210,000 RSUs in conjunction with the Plan, of which, approximately 143,000 units are subject to 2011 fiscal performance measures.

Stock Options

The Company recognizes compensation expense related to stock options in accordance with the Financial Accounting Standards Board (“FASB”) standard regarding share-based payments, and as such, has measured the share-based compensation expense for stock options granted during the year ended December 31, 2008 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The weighted average fair values were calculated using the Black Scholes-Merton option pricing model. There were no options issued in 2010 or 2009.

Details of stock option activity during the years ended December 31, 2010 and 2009 follows:

	2010	2010 Weighted Average Exercise Price	2009	2009 Weighted Average Exercise Price
Outstanding at beginning of year	274,007	$8.47	450,937	$8.47
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	(6,502)	4.09	(150)	4.09
Options expired	(206,220)	9.75	(176,780)	8.33

Outstanding at end of year	61,285	4.29	274,007	8.40

Exercisable at end of year	44,083	$4.37	243,257	$8.94

A summary of outstanding stock options as of December 31, 2010 follows:

Number of Options	Expires	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
26,880	2012	1.0 years	$4.55	$—
34,405	2013	2.1 years	4.09	—

61,285			$4.29

Compensation expense of approximately $16,000 and $15,000 was recorded in the years ended December 31, 2010 and 2009, respectively, which is included in selling and administrative expenses in the consolidated statements of operations. As of December 31, 2010, there was approximately $17,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted average period of 2.2 years.

Board of Directors Compensation

Directors who are not employees of the Company and who do not have a compensatory agreement providing for service as a director of the Company receive a retainer fee payable quarterly. Eligible directors may elect to defer 50% to 100% of their retainer fee, which may be used to acquire common stock of the Company at the fair market value on the date the retainer fee would otherwise be paid, acquire stock units equivalent to the fair market value of the Company’s common stock on the date the retainer fee would otherwise be paid, or be paid in cash. During the years ended December 31, 2010 and 2009, directors of the Company elected to defer retainer fees to acquire approximately 10,800 and 11,800, respectively, stock units. Compensation expense of approximately $24,000 and $27,000 was recorded in the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

(11)	Commitments and Contingencies

The Company completed a $6,700,000 E&I construction contract during the early part of 2010 on which a loss of $1,200,000 was incurred. The loss was largely attributable to cost incurred by the Company as a result of the failure of a subcontractor to complete its work. The Company has filed a claim against the general contractor for approximately $1,100,000 associated with this issue. As a result of this dispute, the general contractor has filed a claim against the Company for $800,000 claiming the Company caused overall project delays. In addition, the general contractor has withheld a portion of the Company’s contract balance to cover the claim. This dispute is expected to be resolved through binding arbitration in May 2011. The Company does not expect the resolution of this matter to result in a material impact to its financial position.

On September 1, 1999, the Company created a group medical and hospitalization minimum premium insurance program. For the policy year ended August 2010, the Company is liable for all claims each year up to $60,000 per insured, or $1,375,000 in the aggregate. An outside insurance company insures any claims in excess of these amounts. The Company's expense for this minimum premium insurance totaled $870,750 and $1,291,005 during the years ended December 31, 2010 and 2009, respectively. Insurance reserves included in accrued payroll and benefits in the accompanying consolidated balance sheets were approximately $72,000 and $106,000 at December 31, 2010 and 2009, respectively.

(12)	Employee Benefit and Bonus Plans

The employees of the Company are eligible to participate in a 401(k) plan sponsored by the Company. The plan is a defined contribution 401(k) Savings and Profit Sharing Plan (the “Plan”) that covers all full-time employees who meet certain age and service requirements. Employees may contribute up to 20% of their annual gross pay through salary deferrals. The Company may provide discretionary contributions to the Plan as determined by the Board of Directors. For the years ended December 31, 2010 and 2009, the Company made contributions of approximately $0 and $95,000, respectively.

The Company maintains an “Executive Performance” bonus plan, which covers approximately 40 officers and certain key employees. Under the plan, the participants receive a percentage of a bonus pool based primarily on pre-tax income in relation to budget. The Board of Directors approves the executive performance plan at the beginning of each year. During the years ended December 31, 2010 and 2009, the Company recorded approximately $266,000 and $320,000 under the plan, respectively, all of which was included in accrued expenses as of the respective year end.

The Company instituted a “Supplemental Management Performance” bonus program for 2010 for participating executives. Under this plan, executives receive a percentage of a bonus pool not to exceed $2,500,000 with respect to consolidated earnings before tax over budgeted amounts. During 2010, the Company did not attain the performance measures as prescribed by the plan and no expense was recognized.

(13)	Related Party Transactions

During 2010 and 2009, the Company received legal advice on various Company matters from a law firm related to a director of the Company. The Company incurred expenses totaling approximately $48,000 and $75,000 related to these services during 2010 and 2009, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2010 and 2009, there were no outstanding amounts owed to this law firm for services provided.

In August 2009, the Company entered into an employment agreement with the Executive Chairman of the Board of Directors (“Executive Chairman”), whereby the Company will compensate the Executive Chairman $180,000 and $120,000 during 2010 and 2011, respectively. Under the terms of the agreement, the Executive Chairman will assist in international joint venture relations and operations, technical developments, manufacturing and transformative business development projects and other special projects assigned by the Company. In November 2010, the Company amended the agreement to extend the term through 2012 with compensation for 2012 at $120,000. In addition, the amendment included a bonus equal to 1% of the amount reported by the Company as equity in income of joint ventures in the consolidated statement of operations. During 2010, the Company paid compensation of $180,000 under the terms of the agreement, which is included in general and administrative expenses in the accompanying statement of operations.

(14)	Segment Reporting

The Company follows the guidance prescribed by ASC Topic 280, Segment Reporting, which governs the way the Company reports information about its operating segments.

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

Following are selected financial details regarding the Company’s reportable segments (in thousands):

	2010	2009
Revenue:
Technical products and services	$20,583	$31,058
Electrical and instrumentation construction	11,503	14,570
American Access	6,878	6,535

	$38,964	$52,163

Gross Profit (Loss):
Technical products and services	$1,155	$6,096
Electrical and instrumentation construction	834	(483)
American Access	1,667	1,018

	$3,656	$6,631

Income (Loss) Before Income taxes:
Technical products and services	$(983)	$4,677
Electrical and instrumentation construction	(911)	(1,834)
American Access	251	(557)
Corporate and other unallocated expenses	(1,141)	(1,319)

	$(2,784)	$967

Selling, general and administrative expenses are directly allocated to its TP&S and E&I business segments based on their revenue because these expenses are centrally controlled and incurred. AAT’s selling general and administrative expenses are captured directly.

Approximately 25% and 22% of Technical Products and Services were sold into international markets in 2010 and 2009, respectively. These sales are made in US dollars and are generally settled prior to shipment or are secured by irrevocable letters of credit. All of Electrical and Instrumentation Construction sales are made in the United States. The Company’s only assets that are held outside the United States are the Singapore, Chinese, and Brazilian affiliates (Note 6). The functional currencies of our affiliates are their respective local currencies.

During 2010 one customer accounted for approximately 11% of net revenue; however, during 2009, no single customer represented 10% or more of Company revenue.

During the fourth quarter of 2010, the Company determined that certain costs included in cost of sales in the accompanying consolidated statements of operations related to research and development activities and management of the Company’s joint ventures. Costs totaling $881,855 and $262,462 have been reclassified from cost of sales to operating expenses – research and development for the years ended December 31, 2010 and 2009, respectively. In addition, management related expenses of the Company’s joint venture of $436,101 and $406,816 have been reclassified from cost of sales to other income (expense)—joint venture management related expenses for the years ended December 31, 2010 and 2009, respectively.

As a result of the reclassification, originally reported cost of sales for the year ended December 31, 2009 was decreased by $582,555, with a corresponding increase in gross profit for the same amount. In addition, operating expenses increased by $262,462 and other income (expense) decreased by $406,816 for the same period. The quarterly breakdown of the reclassification for 2010 and 2009 is presented in the table below. The reclassification had no effect on revenues, net income (loss) or earnings (loss) per share.

The following table reflects the quarterly information as originally reported and amounts as reclassified for the applicable time periods.

	2010 Quarters
	First	Second	Third	Fourth	Total
As originally reported:
Revenues	$9,658	$8,288	$10,472	$10,546	$38,964
Gross profit	464	1	672	1,505	2,642
Net income (loss)	(410)	(1,143)	(340)	199	(1,694)
Earnings (loss) per share:
Basic and fully diluted	$(0.05)	$(0.15)	$(0.04)	$0.02	$(0.22)

As reclassified:
Revenues	$9,658	$8,288	$10,472	$10,546	$38,964
Gross profit	727	381	1,043	1,505	3,656
Net income (loss)	(410)	(1,143)	(340)	199	(1,694)
Earnings (loss) per share:
Basic and fully diluted	$(0.05)	$(0.15)	$(0.04)	$0.02	$(0.22)

	2009 Quarters
	First	Second	Third	Fourth	Total

As originally reported:
Revenues	$15,978	$12,174	$11,967	$12,044	$52,163
Gross profit	2,228	714	1,825	1,281	6,048
Net income (loss)	652	(291)	170	147	678
Earnings (loss) per share:
Basic and fully diluted	$0.08	$(0.04)	$0.02	$0.03	$0.09

As reclassified:
Revenues	$15,978	$12,174	$11,967	$12,044	$52,163
Gross profit	2,393	807	1,999	1,432	6,631
Net income (loss)	652	(291)	170	147	678
Earnings (loss) per share:
Basic and fully diluted	$0.08	$(0.04)	$0.02	$0.03	$0.09

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 12, 2008)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by Reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed February 9, 2009)

10.1	Employee 2000 Stock Option Plan. (Incorporated by Reference to Exhibit 8.16 to Registrant’s Annual Report on Form 10-QSB as filed April 20, 2000.)*

10.2	Directors 2000 Stock Option Plan. (Incorporated by Reference to Exhibit 8.17 to Registrant’s Annual Report on Form 10-QSB as filed April 20, 2000.)*

10.3	2007 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*

10.4	Non-Employee Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*

10.5	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*

10.6	Amended 2000 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)*

10.7	Amended 2000 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)*

10.8	Manufacturing and Marketing Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (portions omitted pursuant to a request for confidentiality.) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)

10.9	Stock Purchase and Sale Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)

10.10	Standstill Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)

10.11	2004 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 4, 2004.)*

10.12	2004 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 4, 2004.)*

10.13	Form of Employees Stock Option Agreement under 2004 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-8; file number 333-118178.)*

10.14	Form of Director Stock Option Agreement under 2004 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form S-8; file number 333-118178.)*

10.15	Summary of Non-Employee Director compensation. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed March 26, 2010)*

10.16	Summary of compensation for named executive officers-February 2011*

10.17	Employment Agreement with Timothy C. Adams dated November 27, 2006 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-KSB filed March 12, 2007)*

10.18	Loan Agreement between Registrant and JP Morgan Chase Bank, N.A. dated October 31, 2007 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2007)

10.19	First Amendment to Loan Documents between Registrant, M&I Electric Industries, Inc., American Access Technologies, Inc. and JP Morgan Chase Bank, N.A. effective June 30, 2008. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008)

10.20	Consulting Agreement with Stuart Schube and Acorn Ventures, Inc. dated November 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2007) *

10.21	Form of Employee Stock Option Award Agreement under 2007 Employee Stock Incentive Plan.* (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008)

10.22	Form of Restricted Stock Unit Award Agreement under 2007 Employee Stock Incentive Plan.* (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008)

10.23	Employment Agreement with Charles M. Dauber dated August 25, 2009. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed August 27, 2009)*

10.24	Amended employment agreement with John H. Untereker dated December 21, 2009. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed March 26, 2010.)*

10.25	Deferred Compensation Plan for executives. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009.)*

10.26	Form of Director Stock Option Amendment dated December 14, 2006, under 2004 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB filed March 12, 2007)*

10.27	Notification of annual salary and target for performance bonus compensation. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009.)*

10.28	Outline of Supplemental Senior Management Performance Bonus Program for Fiscal 2010. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed March 4, 2010)*

10.29	Employment Agreement with Arthur G. Dauber dated August 25, 2009. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 27, 2009)*

10.30	Second Amendment to Loan Agreement effective as of June 30, 2009 between Registrant and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2009)

10.31	Amendment No. 1 to Employment Agreement with Arthur G. Dauber (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 30, 2010)*

10.32	Employment letter agreement with Frank R. Pierce (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 20, 2010)*

14	Code of Ethics. (Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB filed March 21, 2004.)

21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008)

23.1	Consent of Ham, Langston & Brezina, LLP

31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Financial Officer.

32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement.