Form 10-Q
period 2011-03-31
American Electric Technologies Inc
filed 2011-05-13
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO ____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [ x ]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(S. 232.405 of this chapter) during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files).    Yes  [  ]    No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ] No  [ X ]

As of May 2, 2011, the registrant had 7,821,862 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended March 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,754,693	$1,364,114
Accounts receivable-trade, net of allowance of $504,726 and $498,933 at March 31, 2011 and December 31, 2010, respectively	9,014,944	8,921,960
Accounts receivable-other	60,274	74,136
Inventories, net	4,241,744	3,820,086
Costs and estimated earnings in excess of billings on uncompleted contracts	2,044,362	3,486,887
Prepaid expenses and other current assets	276,825	238,450
Due from employees	79,766	46,197
Deferred income taxes	655,631	655,631

Total current assets	18,128,239	18,607,461

Property, plant and equipment, net	4,605,087	4,705,275
Non-current contract retentions	—	51,057
Other assets, net	104,542	110,186
Advances to and investments in joint ventures	9,453,289	8,374,794
Deferred tax asset	2,246,633	2,327,953

Total assets	$34,537,790	$34,176,726

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,662,759	$3,926,042
Accrued payroll and benefits	1,016,246	916,344
Other accrued expenses	155,048	518,409
Income taxes payable	25,000	20,000
Billings in excess of costs and estimated earnings on uncompleted contracts	745,432	1,056,306
Short-term notes payable	168,954	193,954

Total current liabilities	6,773,439	6,631,055

Notes payable	4,183,582	4,221,358
Deferred compensation	399,039	399,039

Total liabilities	11,356,060	11,251,452

Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,817,937 and 7,752,965 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	7,817	7,753
Additional paid-in capital	7,903,305	7,844,578
Accumulated other comprehensive income	1,213,663	692,382
Retained earnings; including accumulated statutory reserves in equity method investments of $973,546 and $944,529 at March 31, 2011 and December 31, 2010, respectively	14,056,945	14,380,561

Total stockholders’ equity	23,181,730	22,925,274

Total liabilities and stockholders’ equity	$34,537,790	$34,176,726

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

	Three Months Ended March 31,
	2011	2010
Revenue, net	$12,068,469	$9,657,960
Cost of sales	10,870,809	8,930,853

Gross profit	1,197,660	727,107

Operating expenses:
General and administrative	1,056,825	1,142,195
Selling	610,933	551,262
Research and development	123,426	147,319

Total operating expenses	1,791,184	1,840,776

Loss from operations	(593,524)	(1,113,669)

Other income (expense):
Equity in income of joint ventures	237,453	641,871
Joint venture management related expenses	(128,786)	(122,579)
Interest expense	(37,345)	(29,298)
Other, net	(8,315)	(6,785)

Total other income (expense)	63,007	483,209

Loss before benefit for income taxes	(530,517)	(630,460)

Income taxes benefit	(206,901)	(220,661)

Net loss	$(323,616)	$(409,799)

Net loss per common share:
Basic	$(0.04)	$(0.05)

Diluted	$(0.04)	$(0.05)

Weighted-average number of common shares outstanding:
Basic	7,756,441	7,718,656

Diluted	7,756,441	7,718,656

The accompanying notes are an integral part of the consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net Loss	$(323,616)	$(409,799)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debt	30,250	59,610
Allowance for obsolete inventory	8,248	25,839
Depreciation and amortization	191,544	248,311
Gain on sale of property and equipment	(5,500)	(300)
Equity income from joint venture	(237,453)	(641,871)
Stock based compensation	44,937	73,344
Deferred compensation costs	5,750	12,000
Deferred income tax (benefit) expense	(211,901)	(220,661)
Change in operating assets and liabilities:
Accounts receivable (including other and non-current contract retentions)	(91,884)	(367,089)
Income taxes receivable (payable)	5,000	(1,000)
Inventories	(429,906)	(176,173)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,442,525	413,068
Prepaid expenses and other current assets	(38,375)	(67,328)
Accounts payable and accrued liabilities	473,258	551,394
Billings in excess of costs and estimated earnings on uncompleted contracts	(310,874)	289,951

Net cash provided by (used in) operating activities	552,003	(210,704)

Cash flows from investing activities:
Purchases of property, plant and equipment	(85,712)	(267,267)
Proceeds from disposal of property, plant and equipment	5,500	300
Advances to joint venture	(26,540)	—

Net cash used in investing activities	(106,752)	(266,967)

Cash flows from financing activities:
Proceeds from sale of common stock	8,104	9,327
Capital lease obligation payment	(37,776)	(35,589)
Principal payments on short-term notes payable	(25,000)	—

Net cash used in financing activities	(54,672)	(26,262)

Net increase (decrease) in cash and cash equivalents	390,579	(503,933)
Cash and cash equivalents, beginning of year	1,364,114	1,497,305

Cash and cash equivalents, end of year	$1,754,693	$993,372

Supplemental disclosures of cash flow information:
Interest paid	$37,345	$28,277

Income taxes paid	$—	$1,000

The accompanying notes are an integral part of the consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

March 31, 2011

1.	Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and Subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of March 31, 2011 and for three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2011 and results of operations for the three months ending March 31, 2011. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The statements should be read in conjunction with the Company’s financial statements filed on our Annual Report on Form 10-K for the year ended December 31, 2010 which was filed on March 30, 2011.

2.	Net Loss per Common Share

Basic loss per common share is based on the weighted average number of common shares outstanding for the three months ended March 31, 2011 and 2010. Diluted loss per share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and other stock units subject to anti-dilution limitations. All stock options and other stock units were anti-dilutive for the three months ended March 31, 2011 and 2010, as a result of the Company’s net loss position.

3.	Recent Accounting Pronouncements

Disclosures about Fair Value Measurements - In January 2010, the FASB issued accounting guidance to improve disclosures of fair value measurements. This guidance requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 (quoted prices in active markets for identical assets or liabilities) and Level 2 (other significant observable inputs) fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 (unobservable inputs that are supported by little or no market activity and that are significant) activity pertaining to gross purchases, sales, issuances, and settlements. This update became effective for us in the quarter ended March 31, 2010, except the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for us with the reporting period beginning January 1, 2011. The adoption of this guidance did not have a material impact on our results of operations, financial position, or liquidity.

4.	Segment Information

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

Following are selected financial details regarding the Company’s reportable segments:

	Three Months Ended March 31,
	2011	2010
Revenue:
TP&S	$6,399,417	$5,641,663
E&I	3,917,639	2,693,220
AAT	1,751,413	1,323,077

Total	$12,068,469	$9,657,960

Gross profit:
TP&S	$497,522	$358,229
E&I	298,114	147,019
AAT	402,024	221,859

Total	$1,197,660	$727,107

Income (loss) before income taxes:
TP&S	$(189,939)	$(18,595)
E&I	(114,187)	(204,069)
AAT	16,528	(100,675)
Corporate and Other Unallocated	(242,919)	(307,121)

Total	$(530,517)	$(630,460)

The Company’s management does not separately review and analyze its assets on a segment basis for TP&S and E&I and all assets for the segments are recorded within the corporate segment’s records. Corporate unallocated expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments. With the exception of equity in income of joint ventures which are attributable to TP&S and joint venture management related expenses, all other costs, expenses and other income have been allocated to the segments based on relative net revenue, which management believes is the best available basis to apportion these elements of income and expense to the segments.

5.	Advances to and Investment in Joint Ventures

We have interests in three joint ventures outside of the United States which are accounted for on the equity method:

•

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest, and;

•	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 49% interest and, Oakwell Engineering, Ltd., of Singapore holds a 51% interest;
•	AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which AETI holds a 49% interest and, Five Stars De Macae Servicos De Petroleo LTDA., of Brazil holds a 51% interest.

The carrying value of these equity method investments as of March 31, 2011 and December 31, 2010 were:

	2011	2010
BOMAY	$8,097,368	$7,021,333
MIEFE	1,292,219	1,289,035
AAG	63,702	64,426

	$9,453,289	$8,374,794

Under the equity method, the Company’s share of the joint ventures’ earnings or loss is recognized in the statements of operations as other income (expense)—equity in income (loss) of joint ventures. Joint venture income increases the carrying value of the joint ventures and joint venture losses reduce the carrying value. Dividends received from the joint ventures reduce the carrying value.

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

This determination was based on a number of changed circumstances including the satisfaction of all past contractual obligations by BOMAY, good historical performance of its manufactured products and positive relationships built with local management that the Company believes have eliminated any collection issues on the contractual obligations. This change in estimate increased the carrying value of the investment by approximately $660,000 and was included in our statements of operations as other income (expense)—equity in income of joint ventures for the three months ended March 31, 2010.

The Company employs certain individuals to maintain strong working relationships with local management, monitor activities of the joint ventures, and report to Company management. During the three months ended March 31, 2011, the Company incurred costs of $128,786 and $122,579 in the comparable prior year period associated with these employees, including compensation, benefits and other payroll related expenses, and travel, which is included in other income (expense) – joint venture management related expenses in the accompanying statements of operations.

During 2010, the Company entered into a joint venture agreement and holds a 49% interest in a Brazilian company, AAG, which provides electrical products and services to the Brazilian energy industries. During the quarter ended March 31, 2011, the Company advanced $26,540 to the joint venture in accordance with the agreement

6. Notes Payable

Revolving Credit Agreement

On March 28, 2011, the Company amended its revolving credit agreement with JP Morgan Chase Bank, N.A., with an effective date of December 31, 2010. As amended, the bank provides the Company with a revolving credit line not to exceed the lesser of $10,000,000 or the sum of (i) 80% of eligible accounts receivable and (ii) 40% of the eligible inventory up to an amount not to exceed $1,000,000, less (iii) $75,000. As of March 31, 2011, $4,000,000 was borrowed under the agreement.

Borrowings under the agreement bear interest at an annual rate based on the 30 day LIBOR rate (0.24% at March 31, 2011) plus 2.75% per year. The agreement is collateralized by the Company’s real estate in Houston and Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-process. Our subsidiaries are guarantors of the borrowings. The terms of the agreement state the borrowings must be repaid no later than July 1, 2012.

Under the agreement, the Company pays a commitment fee of 0.3% of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios, including maintenance of a minimum current ratio, leverage ratio and tangible net worth and restriction from paying dividends without prior written consent of the bank. The maximum borrowing amount under the agreement shall not exceed $6,000,000 in the event that adjusted net income is less than $1.00 at any time. Adjusted net income is defined as net income from operations plus depreciation and amortization.

Subsequent to the end of the quarter, the Company drew down an additional $1,000,000 on the revolving credit agreement. As of May 12, 2011, $5,000,000 was borrowed under the agreement.

7. Inventories

Inventories consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Raw materials	$1,473,592	$1,201,815
Work-in-process	2,306,094	2,127,966
Finished goods	545,308	565,307

	4,324,994	3,895,088
Less: Allowance	(83,250)	(75,002)

Total inventories	$4,241,744	$3,820,086

8. Commitments and Contingencies

The Company completed a $6,700,000 E&I construction contract during the early part of 2010 on which a loss of $1,200,000 was incurred. The loss was largely attributable to cost incurred by the Company as a result of the failure of a subcontractor to complete its work.

The Company has filed a claim against the general contractor for approximately $1,100,000 for the above referenced contract. As a result of this dispute, the general contractor has filed a claim against the Company for $800,000 claiming the Company caused overall project delays. In addition, the general contractor has withheld a portion of the Company’s contract balance to cover the claim. This dispute is expected to be resolved through binding arbitration in June 2011. The Company does not expect the resolution of this matter to result in a material impact to its financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q and the financial statements in the 2010 Annual Report on Form 10-K filed on March 30, 2011. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

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

These statements, including statements regarding our capital needs, business strategy, expectations and intentions, are subject to numerous risks and uncertainties, many of which are beyond our control, including our ability to maintain key products’ sales or effectively react to other risks including those discussed in Part I, Item 1A, Risk Factors, of our 2010 Annual Report on Form 10-K filed on March 30, 2011. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

BUSINESS

American Electric Technologies, Inc. is the leading global supplier of custom designed power delivery solutions to the traditional and renewable energy industries. We report our business in three segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”).

The TP&S segment has three main components: power distribution equipment, power conversion equipment and electrical services.

Our power distribution equipment group designs, manufactures, markets and provides products designed to distribute the flow of electricity and protect electrical equipment such as motors, transformers and cables. The main products offered by this group include low and medium voltage ANSI (“American National Standards Institute”) certified and IEC (“International Electrotechnical Commission”) certified switchgear for generator control and power distribution applications. We also manufacture complimentary equipment including motor control centers (MCCs), bus duct, and the power control rooms that the power distribution equipment is located within for customer projects.

Our power distribution solutions are primarily sold into the marine vessel, drilling, and industrial markets. The Company also provides switchgear for power generation applications up to 38,000 volts. We have recently expanded our offerings into the renewable energy marketplace with the introduction of the world’s first switchgear designed for wind farm deployment, which includes our Arc-mitigation technology. Arc-mitigation technology enables power system operators to significantly reduce the risk from arc-flash explosions and the resulting downtime and liability risk.

Our power conversion group provides products that convert AC and DC power into usable power using a variety of technologies. We provide analog (Hill Hays) DC drives, digital SCR drives, AC variable frequency drives (also known as “VFDs”), inverters, converters, programmable logic control (“PLC”) based automation systems, and human machine interface (“HMI”) systems. Our analog drives, digital SCR drives and AC VFDs are used in a variety of applications including land and offshore drilling, marine propulsion and pipeline applications. The Company has recently introduced a line of wind converter products that convert the AC power produced by wind turbine generator to DC, then inverts the power back to AC for delivery to the grid. We have also introduced our Integrated Solar Inversion Station (“ISIS”) solution – a 1 MW fully integrated solar farm power station designed to integrate all of the power conversion and power distribution equipment with the highest reliability on the market.

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

Our electrical services group includes both technical services and power services. Technical services include global start-up and service of AETI power conversion systems, electrical equipment retrofits and upgrades. Our power services group provides electrical infrastructure start-up and commissioning, preventative maintenance, and emergency repair services to industrial, marine and renewable projects globally. Our team of trained technicians maintains substations up to 500KV. We also offer in-shop services including circuit breaker refurbishment and repair and switchgear refurbishment and repair.

The E&I segment provides a full range of electrical and instrumentation construction and installation services to both land and offshore drilling, municipal water and wastewater facilities industry, other heavy commercial and industrial markets, and the renewable energy industry. The segment’s services include new construction as well as electrical and instrumentation turnarounds, upgrades, maintenance, and renovation projects. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems, and high voltage cable. Marine based contracts include complete electrical system rig-ups, modifications, start-ups and testing for vessels, drilling rigs, and production platforms.

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

The Company has facilities and sales offices in Texas, Mississippi and Florida. We have minority interests in joint ventures which have facilities in Singapore, Xian, China, and Macae, Rio De Janeiro, Brazil.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various critical accounting policies that govern the application of accounting principles generally accepted in the United States of America (“GAAP”) in the preparation of our financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Our critical accounting policies are more fully described in the financial statements filed in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”, nor do we have any “variable interest entities”.

Inventory Valuation - Inventories are stated at the lower of cost or market, with material value determined using the average cost method. Inventory costs for finished goods and work-in-process include direct material, direct labor, production overhead and outside services. TP&S indirect overhead is apportioned to work-in-process based on direct cost incurred. AAT production overhead, including indirect labor, is allocated to finished goods and work-in-process based on material consumption, which is an estimate that could be subject to change in the near term as additional information is obtained and as our operating environment changes.

Allowance for Obsolete and Slow-Moving Inventory - We regularly review the value of inventory on hand using specific aging categories, and record a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required.

Allowance for Doubtful Accounts - Earnings are charged with a provision for doubtful accounts based on a current review of the collectability of the accounts. This provision is reviewed by management on a regular basis and adjustments are made as appropriate.

Revenue Recognition – The Company reports earnings from fixed-price and modified fixed- price long-term contracts on the percentage-of-completion method. Earnings are accrued based on the ratio of costs incurred to total estimated costs. However, for TP&S, we have determined that labor incurred provides an improved measure of percentage-of-completion. Costs include direct material, direct labor, and job related overhead. Losses expected to be incurred on contracts are charged to operations in the period such losses are determined. A contract is considered complete when all costs except insignificant items have been incurred and the facility has been accepted by the customer. Revenue from non-time and material jobs of a short-term nature (typically less than one month) is recognized on the completed-contract method after considering the attributes of such contracts. This method is used because these contracts are typically completed in a short period of time and the financial position and results of operations do not vary materially from those which would result from use of the percentage-of-completion method. The asset, “Work-in-process,” which is included in inventories, represents the cost of labor, material, and overhead on jobs accounted for under the completed-contract method. For contracts accounted for under the percentage-of-completion method, the asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenue recognized in excess of amounts billed and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenue recognized.

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

Federal Income Taxes - The liability method is used in accounting for federal income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the Company’s tax returns.

Contingencies - We record an estimated loss from a loss contingency when information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Contingencies are often resolved over long time periods, are based on unique facts and circumstances, and are inherently uncertain. We regularly evaluate current information available to us to determine whether such accruals should be adjusted or other disclosures related to contingencies are required. We are a party to a number of legal proceedings in the normal course of our business for which we have made appropriate provisions where we believe an ultimate loss is probable. The ultimate resolution of these matters, individually or in the aggregate, is not likely to have a material impact on the Company’s financial position.

Equity in Joint Venture Income – The Company accounts for its investments in joint ventures using the equity method. Under the equity method, the Company records its pro-rata share of joint venture income or losses and adjusts the basis of its investment accordingly. Dividends received from the joint ventures, if any, are recorded as reductions to the investment balance.

The Company evaluates the carrying value of equity method investments as to whether an impairment adjustment may be necessary. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors.

THE THREE MONTHS ENDED MARCH 31, 2011 AS COMPARED WITH THE THREE

MONTHS ENDED MARCH 31, 2010

OVERALL RESULTS OF OPERATIONS

Revenue and Gross Profit. Total consolidated net revenue increased $2.4 million, or 25%, to $12.1 million for the three months ended March 31, 2011 over the comparable period in 2010. All three Company reporting segments were up, with half of the increase attributable to the E&I segment and the balance split two thirds TP&S and one third AAT.

Total consolidated gross profit increased $471,000 to $1,198,000 million and increased as a percentage of net revenue from 8% to 10%. This increase was spread approximately evenly across all three business segments and is reflective of a broad, though modest improvement in market conditions.

Expenses. Total consolidated operating expenses were $1,791,000 million for the three months ended March 31, 2011. This was flat with the amount reported in the prior year period. Research and Development costs were down modestly to $123,000. Reductions in general and administrative expenses and research and development costs were offset by increased selling expenses associated with the renewables product emphasis.

Operating Profit. Consolidated loss from operations for the three months ended March 31, 2011 was $594,000, as compared to as loss of $1,114,000 for the prior year period. This decreased loss of $520,000 is primarily attributable to the increase in net revenue and gross profit for the period.

Other Income and Expense. Consolidated net other income and expense decreased by $420,000 from the prior year period. Equity in income of joint ventures for the three months ended March 31, 2010, benefited from the reversal of a $660,000 expense accrual recorded in 2007 associated with the BOMAY joint venture (see Note 5). Without the reversal of the expense accrual, the equity in income of joint ventures increased approximately $256,000 between the two periods, reflecting principally increased performance at BOMAY. A small improvement at MIEFE was substantially offset by results from the ramp-up of the Brazilian joint venture, AAG. The remaining other income and expense items were relatively unchanged period to period.

Provision for Income Taxes. The effective tax benefit rates for the first three months of 2011 and 2010 were 39% and 35%, respectively. The increase in effective tax benefit rate is a function of the change in the expected mix between the two periods of US based losses and internationally sourced equity in income of joint ventures. The latter item results in a deemed foreign tax credit calculation that has a material impact on the overall effective tax rate.

Net Income (Loss). The net loss for the three months ended March 31, 2011 was $324,000, as compared to a net loss of $410,000 for the prior year period. The decrease in net loss is a result of the reduced pre-tax loss and an increase in the expected effective tax benefit rate from 35% in the 2010 period to 39% in the 2011 period.

The pre-tax loss was lower by approximately $100,000 in the most recent period, as the increase in net revenue and gross profit was not entirely offset by the reported $404,000 drop in equity income of joint ventures. Adjusting for the $660,000 expense accrual reversal related to BOMAY, as noted above, which increased earnings in the 2010 period, pre-tax results improved significantly for the three months ended March 31, 2011 compared to the corresponding prior year period.

SEGMENT COMPARISON:

Technical Products and Services. The TP&S segment revenue increased $0.8 million from $5.6 million for the first quarter of 2010 to $6.4 million for the first quarter of 2011, a 13% increase. Gross profit for the segment for the first quarter of 2011 was $498,000, an increase of $139,000 over the prior year level of $358,000.

Technical products net revenue was up 23% from the previous period. Gross profit for technical products was essentially unchanged from the previous period as a result of decreased direct margins offset by decreased indirect costs. The latter resulted from the Company’s cost reduction efforts instituted during the 2010 fiscal year.

Technical services net revenue was flat compared with the previous period. Gross margins increased from 1% to 9% during the period while indirect cost remained unchanged. The increase in gross profit from technical services accounts for the entire increase in gross profit for the TP&S segment.

TP&S loss before taxes for the first quarter of 2011 was $190,000, compared to a loss before tax of $18,000 for the comparable period in 2010. The Company’s equity in income of joint ventures is included in this segment and as noted above reported earnings for the first quarter of 2010 benefited from a $660,000 expense accrual reversal at BOMAY. Without the effects of this adjustment the comparative results would have been a favorable $488,000 instead of the $172,000 unfavorable variance.

The backlog for the TP&S segment was approximately $6.5 million as of March 31, 2011, a decrease of approximately $1.2 million since the beginning of the fiscal year. Substantially all of this backlog should be realized as revenue during the remainder of the fiscal year.

Electrical & Instrumentation Construction. The E&I segment reported net revenue of $3.9 million in the first quarter of 2011, an increase of $1.2 million, or 45%, over the first quarter of 2010. Gross profit for the E&I segment during the first quarter of 2011 was $298,000, compared to $147,000 in the corresponding prior year period. Gross profit as a percentage of net revenue improved to 8% from 5% in the comparable prior period, principally as a result of reduced indirect costs resulting from the Company’s cost reduction efforts. The E&I segment’s loss before taxes for the first quarter of 2011 was $114,000, compared to a loss of $204,000 in the first quarter of 2010. This improvement coincides with the segment’s focus on traditional industrial, commercial energy and data center markets.

The backlog for the E&I segment was approximately $5.6 million as of March 31, 2011, a decrease of $0.6 million since the beginning of the fiscal year. The decrease in backlog is attributable to the continued pressure in the municipal water/wastewater construction market, which was only partially offset by offshore construction.

American Access Technologies. The American Access segment reported net revenue of $1.8 million in the first quarter of 2011, up $0.4 million from the comparable prior year period. Gross profit increased by $180,000. This improvement was driven by the combination of the 32% increase in revenue and the gross profit margin percentage increase to 23% from 17% in the comparative period. Income before income taxes for the segment was $17,000 during the first quarter of 2011, up from a $101,000 loss in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2011	December 31, 2010
Working capital	$11.4 Million	$12.0 Million
Current ratio	2.7	2.9
Long-term debt as a percent of total capitalization	15.3%	15.6%
Tangible net worth	$10.4 Million	$11.2 Million

AETI’s long-term debt as of March 31, 2011 was $4,183,582 on which interest payments are current. This amount includes the long-term portion of a capitalized lease obligation in the amount of $183,582.

Subsequent to the end of the quarter, the Company drew down an additional $1,000,000 on the revolving credit agreement. As of May 12, 2011, $5,000,000 was borrowed under the agreement.

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

Operating Activities

During the three months ended March 31, 2011, AETI generated cash flows from operations of $552,003 as compared to utilizing cash flows from operations of $210,704 for the same period in 2010. In the most recent period, the impact on cash from the operating loss for the period was substantially offset by the drawdown of working capital. The net cash used from operating activities in the 2010 period is primarily the result of the net cash loss from operations being significantly larger and the draw down in working capital was smaller.

Investing Activities

During the three months ended March 31, 2011, the Company utilized $106,752 in cash for investing activities compared to the utilization of $266,967 for the comparable period in 2010. The decline is attributable to reduced spending on property and equipment amounting to $181,555 and an increase in advances to joint ventures of $26,540.

Financing Activities

During the three months ended March 31, 2011, the Company utilized $54,672 in cash for financing activities as compared to the utilization of $26,262 for the comparable period in 2010. In 2011, the Company paid down the short term note payable by $25,000.

The Company believes its existing cash, working capital and unused credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through July 1, 2012. At March 31, 2011, the Company had $4,000,000 of variable-rate debt outstanding. At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on the 30 day LIBOR rate (0.24% at March 31, 2011) plus 2.75% per year. The agreement is collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process.

Foreign Currency Transaction Risk

AETI maintains equity investments in its Singapore, Chinese and Brazilian joint ventures, MIEFE, BOMAY, and AAG, respectively. The functional currencies of the joint ventures are the Singapore dollar, Chinese Yuan and Brazilian Real, respectively. Investments are translated into United States dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in AETI’s condensed consolidated balance sheets. In the current period this item increased from $692,382 at December 31, 2010 to $1,213,633 at March 31, 2011 due principally to the weakness of the United States Dollar against the Chinese Yuan. Under the terms of the BOMAY Equity Joint Venture Contract, we were obligated to make a total investment of 16.0 million Yuan (approximately $2.0 million) during the initial two years of the joint venture. This obligation has been fulfilled. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment, and at this time, no guarantees have been provided by AETI.

Other than the aforementioned items, we do not believe we are exposed to foreign currency exchange risk because all of our net revenue and purchases are denominated in United States dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2011.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended March 31, 2011 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Index to Exhibits

Exhibit No.         Exhibit Description

10.0	Fifth Amendment to Loan Agreement effective as of March 28, 2011.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2011

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By: /s/ Charles M. Dauber

Charles M. Dauber
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Frank R. Pierce

Frank R. Pierce
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)