Form 10-Q
period 2011-06-30
American Electric Technologies Inc
filed 2011-08-15
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ]	Accelerated filer	[ ]
Non-accelerated filer [ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [ X ]

As of July 25, 2011, the registrant had 7,825,787 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended June 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Dollars In Thousands, except share data)

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2011	December 31, 2010
	(Dollars In Thousands, except share data)
Assets

Current assets:
Cash and cash equivalents	$2,556	$1,364
Accounts receivable-trade, net of allowance of $559 and $499 at June 30, 2011 and December 31, 2010, respectively	8,155	8,922
Accounts receivable-other	35	74
Inventories, net	4,832	3,820
Costs and estimated earnings in excess of billings on uncompleted contracts	2,660	3,487
Prepaid expenses and other current assets	245	238
Due from employees	40	46
Deferred income taxes	624	656

Total current assets	19,147	18,607

Property, plant and equipment, net	4,474	4,705
Non-current contract retentions	—	51
Other assets, net	99	111
Advances to and investments in joint ventures	7,993	8,375
Deferred tax asset	3,069	2,328

Total assets	$34,782	$34,177

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,252	$3,926
Accrued payroll and benefits	1,043	916
Other accrued expenses	554	519
Income taxes payable	10	20
Billings in excess of costs and estimated earnings on uncompleted contracts	1,078	1,056
Short-term notes payable	144	194

Total current liabilities	7,081	6,631

Notes payable	5,145	4,221
Deferred compensation	399	399

Total liabilities	12,625	11,251

Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,821,862 and 7,752,965 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	8	8
Additional paid-in capital	7,988	7,845
Accumulated other comprehensive income	829	692
Retained earnings; including accumulated statutory reserves in equity method investments of $1,116 and $945 at June 30, 2011 and December 31, 2010, respectively	13,332	14,381

Total stockholders’ equity	22,157	22,926

Total liabilities and stockholders’ equity	$34,782	$34,177

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

	(Dollars In Thousands, except share data)		(Dollars In Thousands, except share data)

Revenue, net	$23,495	$17,946	$11,427	$8,288
Cost of sales	20,792	16,838	9 ,921	7,907

Gross profit	2,703	1,108	1,506	381

Operating expenses:
General and administrative	2,916	2,372	1,859	1,230
Selling	1,225	1,168	614	617
Research and development	436	421	313	274

Total operating expenses	4,577	3,961	2,786	2,121

Loss from operations	(1,874)	(2,853)	(1,280)	(1,740)

Other income (expense):
Equity in income of joint ventures	498	923	261	287
Joint venture management related expenses	(246)	(222)	(117)	(106)
Interest expense	(79)	(59)	(42)	(29)
Other, net	(23)	(177)	(13)	(170)

Total other income (expense)	150	465	89	(18)

Loss before benefit for income taxes	(1,724)	(2,388)	(1,191)	(1,758)

Income tax benefit	(675)	(836)	(464)	(615)

Net loss	$(1,049)	$(1,552)	$(727)	$(1,143)

Net loss per common share:
Basic and diluted	$(0.13)	$(0.20)	$(0.09)	$(0.15)

Weighted-average shares:
Basic and diluted	7,800,060	7,732,010	7,821,646	7,745,365

The accompanying notes are an integral part of the consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended June 30,
	2011	2010
	(Dollars In Thousands)
Cash flows from operating activities:
Net loss	$(1,049)	$(1,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	167	67
Allowance for obsolete inventory	16	55
Depreciation and amortization	382	465
Gain on sale of property and equipment	(6)	(52)
Equity income from joint venture	(498)	(923)
Stock based compensation	112	131
Deferred compensation costs	15	15
Deferred income tax benefit	(675)	(836)
Customer settlement	—	100
Change in operating assets and liabilities:
Accounts receivable (including other and non-current contract retentions)	696	2,098
Income taxes receivable (payable)	(10)	(145)
Inventories	(1,028)	(535)
Costs and estimated earnings in excess of billings on uncompleted contracts	827	1,172
Prepaid expenses and other assets	(7)	(45)
Accounts payable and accrued liabilities	488	(1,049)
Billings in excess of costs and estimated earnings on uncompleted contracts	22	185

Net cash used in operating activities	(548)	(849)

Cash flows from investing activities:
Purchases of property, plant and equipment	(139)	(249)
Proceeds from disposal of property, plant and equipment	6	52
Proceeds from joint venture dividends	1,052	1,039
Advances to joint venture	(69)	—

Net cash provided by investing activities	850	842

Cash flows from financing activities:
Proceeds from sale of common stock	16	18
Capital lease obligation payment	(76)	(72)
Advances from revolving credit facility	1,000	—
Principal payments on short-term notes payable	(50)	—

Net cash provided by (used in) financing activities	890	(54)

Net increase (decrease) in cash and cash equivalents	1,192	(61)
Cash and cash equivalents, beginning of period	1,364	1,497

Cash and cash equivalents, end of period	$2,556	$1,436

Supplemental disclosures of cash flow information:
Interest paid	$68	$44

Income taxes paid	$24	$145

The accompanying notes are an integral part of the consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2011

(Unaudited)

(Dollars In Thousands)

1.	Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and Subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of June 30, 2011 and for the six months and three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2011 and results of operations for the six months and three months ending June 30, 2011. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s financial statements filed on our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed on March 30, 2011.

2.	Net Loss per Common Share

Basic loss per common share is based on the weighted average number of common shares outstanding for the six months and three months ended June 30, 2011 and 2010. Diluted loss per share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and other stock units subject to anti-dilution limitations. All stock options and other stock units were anti-dilutive for the six months and three months ended June 30, 2011 and 2010, as a result of the Company’s net loss position.

3.	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. The Company is currently evaluating the effect that the provisions of this pronouncement will have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The Company is currently evaluating the effect that the provisions of this pronouncement will have on its consolidated financial statements.

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

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2011

(Unaudited)

(Dollars In Thousands)

4.	Segment Information, continued

of this segment includes retrofitting equipment upgrades, startups, testing and troubleshooting electrical substations, switchgear, drives and control systems. Additionally, joint venture equity income and joint venture management related expenses are included in TP&S loss before benefit for income taxes because their operations are exclusively involved in TP&S activities. The E&I segment installs electrical equipment for the energy, water, industrial, marine and commercial markets. The AAT segment manufacturers and markets zone cabling products and manufactures formed metal products of varying designs.

Following are selected financial details regarding the Company’s reportable segments:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(Dollars In Thousands)		(Dollars In Thousands)
Revenue
TP&S	$11,784	$9,187	$5,384	$3,545
E&I	8,278	5,687	4,361	2,994
AAT	3,433	3,072	1,682	1,749

Total	$23,495	$17,946	$11,427	$8,288

Gross profit (loss)
TP&S	$1,343	$12	$846	$(342)
E&I	616	472	318	321
AAT	744	624	342	402

Total	$2,703	$1,108	$1,506	$381

Income (loss) before benefit for income taxes:
TP&S	$(485)	$(1,265)	$(295)	$(1,204)
E&I	(539)	(491)	(425)	(329)
AAT	(19)	(8)	(36)	92
Corporate and other unallocated	(681)	(624)	(435)	(317)

Total	$(1,724)	$(2,388)	$(1,191)	$(1,758)

The Company’s management does not separately review and analyze its assets on a segment basis for TP&S and E&I and all assets for the segments are recorded within the corporate segment’s records. Corporate unallocated expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments. With the exception of equity in income of joint ventures and joint venture management related expenses, which are attributable to TP&S, all other costs, expenses and other income have been allocated to the segments based on relative net revenue, which management believes is the best available basis to apportion these elements of income and expense to the segments.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2011

(Unaudited)

(Dollars In Thousands)

5.	Advances to and Investments in Joint Ventures

We have interests in three joint ventures outside of the United States which are accounted for on the equity method:

•

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest;

•	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 49% interest and, Oakwell Engineering, Ltd., of Singapore holds a 51% interest, and;
•

AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which the Company holds a 49% interest and, Five Stars De Macae Servicos De Petroleo LTDA., of Brazil holds a 51% interest.

The carrying value of these equity method investments as of June 30, 2011 and December 31, 2010 were:

	June 30, 2011	December 31, 2010
	(Dollars In Thousands)

BOMAY	$6,815	$7,021
MIEFE	1,086	1,289
AAG	92	65

	$7,993	$8,375

Under the equity method, the Company’s share of the joint ventures’ earnings or losses is recognized in the statements of operations as other income (expense)—equity in income of joint ventures. Joint venture income increases the carrying value of the joint ventures and joint venture losses reduce the carrying value. Dividends received from the joint ventures reduce the carrying value.

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

During 2007, the Company’s equity income in the reported results of BOMAY was net of certain expense adjustments totaling approximately $660 that were recorded to include management’s estimate of warranty costs and management’s estimate of a provision for doubtful accounts for contractual amounts due from BOMAY. In recording these adjustments, a variety of factors were considered by management including local operating conditions, potential warranty costs associated with the introduction of new products in the Chinese market and uncertainty regarding the collectability of amounts due from BOMAY arising from certain contractual obligations. Based on the evaluation in the three months ended March 31, 2010, management determined that the allowance was no longer necessary.

This determination was based on a number of changed circumstances including the satisfaction of all past contractual obligations by BOMAY, good historical performance of its manufactured products and positive relationships built with local management that the Company believes have eliminated any collection issues on the contractual obligations. This change in estimate increased the carrying value of the investment by approximately $660 and was included in our statements of operations as other income (expense)—equity in income of joint ventures for the three months ended March 31, 2010.

The Company employs certain individuals to maintain strong working relationships with local management, monitor activities of the joint ventures, and report to Company management. During the six months ended June 30, 2011, and 2010 the Company incurred costs of $246 and $222, respectively associated with these employees, including compensation,

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2011

(Unaudited)

(Dollars In Thousands)

5.	Advances to and Investments in Joint Ventures, continued

benefits and other payroll related expenses, and travel, which is included in other income (expense) – joint venture management related expenses in the accompanying condensed consolidated statements of operations.

During 2010, the Company entered into a joint venture agreement and holds a 49% interest in a Brazilian company, AAG, which provides electrical products and services to the Brazilian energy industries. During the six months ended June 30, 2011, the Company advanced $69 to the joint venture in accordance with the agreement.

6.	Notes Payable

Revolving Credit Agreement

On March 28, 2011, the Company amended its revolving credit agreement with JP Morgan Chase Bank, N.A., with an effective date of December 31, 2010. As amended, the bank provides the Company with a revolving credit line not to exceed the lesser of $10,000 or the sum of (i) 80% of eligible accounts receivable and (ii) 40% of the eligible inventory up to an amount not to exceed $1,000, less (iii) $75. As of June 30, 2011, $5,000 was borrowed under the agreement.

Borrowings under the agreement bear interest at an annual rate based on the 30 day LIBOR rate (0.19% at June 30, 2011) plus 2.75% per year. The agreement is collateralized by the Company’s real estate in Houston and Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-process. Our subsidiaries are guarantors of the borrowings. The terms of the agreement state the borrowings must be repaid no later than July 1, 2012.

Under the agreement, the Company pays a commitment fee of 0.3% of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios, including maintenance of a minimum current ratio, leverage ratio and tangible net worth and restriction from paying dividends without prior written consent of the bank. The maximum borrowing amount under the agreement shall not exceed $6,000 in the event that adjusted net income is less than $1.00 at any time. Adjusted net income is defined as net income from operations plus depreciation and amortization.

Subsequent to June 30, 2011, the Company amended its revolving credit agreement with JP Morgan Chase Bank, N.A. Under the terms of the amendment, all borrowings will now bear interest at the 30 day LIBOR rate plus 3.25% per annum and must be repaid no later than July 1, 2013. All other terms of the agreement remain unchanged.

7.	Inventories

Inventories consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(Dollars In Thousands)

Raw materials	$1,603	$1,202
Work-in-process	2,588	2,128
Finished goods	732	565

	4.923	3,895
Less: Allowance	(91)	(75)

Total inventories	$4,832	$3,820

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

June 30, 2011

(Unaudited)

(Dollars In Thousands)

8.	Commitments and Contingencies

The Company completed a $6,700 E&I construction contract during the early part of 2010 on which a loss of $1,200 was incurred. The loss was largely attributable to cost incurred by the Company as a result of the failure of a subcontractor to complete its work.

The Company has filed a claim against the general contractor for approximately $1,100 for the above referenced contract. As a result of this dispute, the general contractor has filed a claim against the Company for $800 claiming the Company caused overall project delays. In addition, the general contractor has withheld a portion of the Company’s contract balance to cover the claim. This dispute is expected to be resolved through binding arbitration in September 2011. The Company does not expect the resolution of this matter to result in a material impact to its financial position.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars In Thousands)

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q and the financial statements in the 2010 Annual Report on Form 10-K filed on March 30, 2011. Historical results and percentage relationships set forth in the condensed consolidated statement of operations, including trends that might appear, are not necessarily indicative of future operations.

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

BUSINESS

American Electric Technologies, Inc. is a leading global supplier of custom designed power delivery solutions to the traditional and renewable energy industries. We report our business in three segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”).

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

Our power distribution solutions are primarily sold into the marine vessel, drilling, and industrial markets. The Company provides switchgear for power generation applications up to 38,000 volts. We have recently expanded our offerings into the renewable energy marketplace with the introduction of the world’s first switchgear designed for wind farm deployment, which includes our Arc-mitigation technology. Arc-mitigation technology enables power system operators to significantly reduce the risk from arc-flash explosions and the resulting downtime and liability risk.

Our power conversion group provides products that convert AC and DC power into usable power using a variety of technologies. We provide analog (Hill Hays) DC drives, digital SCR drives, AC variable frequency drives (also known as “VFDs”), inverters, converters, programmable logic control (“PLC”) based automation systems, and human machine interface (“HMI”) systems. Our analog drives, digital SCR drives and AC VFDs are used in a variety of applications including land and offshore drilling, marine propulsion and pipeline applications. The Company has recently introduced a line of wind converter products that convert the AC power produced by wind turbine generators to DC, then inverts the power back to AC for delivery to the grid. We have also introduced our Integrated Solar Inversion Station (“ISIS”) solution, a 1 MW fully integrated solar farm power station designed to integrate all of the power conversion and power distribution

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued (Dollars In Thousands)

equipment with the highest reliability on the market. ISIS is the world’s first 1000V, 1MW solar inverter to be tested by TUV Rhineland, a nationally recognized test laboratory, to UL 1741 standards.

Our power distribution and power conversion products are built for application voltages from 480 volts to 40,000 volts and are used in a wide variety of industries. We have the technical expertise to provide these services in compliance with a number of applicable industry standards such as NEMA (“National Electrical Manufacturers Association”), ANSI (“American National Standards Institute”), IEC (“International Electrotechnical Commission”), ABS (“American Bureau of Shipping”), USCG (“United States Coast Guard”), Lloyd’s Register, a provider of marine certification services, and DNV (“Det Norske Veritas”), a leading certifying body/registrar for management systems certification services standards.

Our electrical services group includes both technical services and power services. Technical services include global start-up and service of AETI power conversion systems, electrical equipment retrofits and upgrades. Our power services group provides electrical infrastructure start-up and commissioning, preventative maintenance, and emergency repair services to industrial, marine and renewable projects globally. Our team of trained technicians maintains substations up to 500KV. We also offer in-shop services including refurbishment and repair services for circuit breakers and switchgear.

E&I

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

AAT

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various critical accounting policies that govern the application of accounting principles generally accepted in the United States of America (“U.S. GAAP”) in the preparation of our financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Our critical accounting policies are more fully described in the financial statements filed in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011. Certain accounting policies involve significant estimates and assumptions by us that have a material impact our financial condition or operating performance. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”, nor do we have any “variable interest entities”.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued (Dollars In Thousands)

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

Allowance for Obsolete and Slow-Moving Inventory – We regularly review the value of inventory on hand using specific aging categories, and record a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and financial condition of those specific customers. We also review historical experience with the customer, the general economic environment and the aging of our receivables. We record an allowance to reduce receivables to the amount that we reasonably believe to be collectible. Based on the results of our assessment, we currently believe our allowance for doubtful accounts is adequate.

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

Federal Income Taxes – The liability method is used in accounting for federal income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the Company’s tax returns.

Contingencies – We record an estimated loss from a loss contingency when information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Contingencies are often resolved over long time periods, are based on unique facts and circumstances, and are inherently uncertain. We regularly evaluate current information available to us to determine whether such accruals should be adjusted or other disclosures related to contingencies are required. We are a party to a number of legal proceedings in the normal course of our business for which we have made appropriate provisions where we believe an ultimate loss is probable. The ultimate

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued (Dollars In Thousands)

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

Carrying Value of Joint Venture Investments – The Company evaluates the carrying value of equity method investments as to whether an impairment adjustment may be necessary. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors.

THE SIX AND THREE MONTHS ENDED JUNE 30, 2011 AS COMPARED WITH THE SIX AND THREE MONTHS ENDED JUNE 30, 2010

OVERALL RESULTS OF OPERATIONS

Consolidated comparison of the six months ended June 30, 2011 and 2010.

Revenue and Gross Profit. Total consolidated net revenue increased $5,549, or 31%, to $23,495 for the six months ended June 30, 2011 over the comparable period in 2010. All three Company reporting segments showed strong revenue growth from the comparative period. The TP&S segment saw a $2,597 increase in net revenue, or 28%, the E&I segment saw a $2,591 increase in net revenue, or 46%, and the AAT segment saw a $361 increase in net revenue, or 12%.

Total consolidated gross profit increased $1,595 to $2,703 and increased as a percentage of net revenue from 6% to 12%. This increase was mainly attributable to the TP&S segment and is reflective of increased revenue and direct margin from the previous period as well as a material reduction in indirect manufacturing costs. This performance reflects the improving conditions in the Company’s traditional Oil & Gas markets and benefits of the cost reduction efforts implemented in late 2010.

Expenses. Total consolidated operating expenses were $4,577 for the six months ended June 30, 2011. This is an increase of $616 from the previous period. Substantially all of the increase came from general and administrative costs, where increased costs associated with the continued prosecution of the binding arbitration related to the loss incurred on the new school construction project completed in the early part of 2010, accounted for approximately two-thirds of the increase with the substantial portion of the balance of this increase split evenly between annual financial reporting and compliance costs, and accruals for the Company’s incentive bonus program. The latter item increase is driven by the increased performance over 2010 principally at the TP&S segment. Research and development costs were up modestly to $436 from $421 for the previous period and related to the continued development of the Company’s Integrated Solar Inversion Station (“ISIS”).

Operating Profit. Consolidated loss from operations for the six months ended June 30, 2011 was $1,874, as compared to a loss of $2,853 for the prior year period. This decreased loss of $979 is primarily attributable to the increase in net revenue and gross profit for the period, in the TP&S segment, partially offset by increased general and administrative costs.

Other Income and Expense. Consolidated net other income and expense decreased by $315 from the prior year period. Equity income of joint ventures for the six months ended June 30, 2010, benefited from the reversal of a $660 expense accrual recorded in 2007 associated with the BOMAY joint venture (see Note 5). Without the reversal of the expense accrual, the equity in income of joint ventures increased approximately $235 between the two periods. This primarily reflects increased performance at BOMAY, partially offset by decreased performance from MIEFE, and to a lesser degree continued startup costs at AAG, the new Brazil joint venture that was initiated in May 2010. The remaining other income and expense items decreased for the period from $177 to $23 due to increased cost during 2010 relating to a dispute settlement, partially offset in that period by gain on sale of assets.

Income Tax Benefit. The effective tax benefit rates for the first six months of 2011 and 2010 were 39% and 35%, respectively. The increase in effective tax benefit rate is a function of the change in the expected mix between the two

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued (Dollars In Thousands)

periods of US based losses and internationally sourced equity in income of joint ventures. The latter item results in a deemed foreign tax credit calculation that has a material impact on the overall effective tax rate.

Net Loss. The net loss for the six months ended June 30, 2011 was $1,049, as compared to a net loss of $1,552 for the prior year period. The decrease in net loss is a result of the reduced pre-tax loss and an increase in the expected effective tax benefit rate from 35% in the 2010 period to 39% in the 2011 period.

The pre-tax loss was lower by approximately $664 in the most recent period, as the increase in net revenue and gross profit was partially offset by the reported $425 drop in equity income of joint ventures. Adjusting for the $660 expense accrual reversal related to BOMAY, as noted above, which increased earnings in the 2010 period, pre-tax results improved significantly for the six months ended June 30, 2011 compared to the corresponding prior year period.

Segment comparison of the six months ended June 30, 2011 and 2010.

Technical Products and Services. The TP&S segment revenue increased $2,597 from $9,187 for the six months ended June 30, 2010, to $11,784 for the six months ended June 30, 2011, a 28% increase. Gross profit for the segment for the six months ended June 30, 2011 was $1,343, an increase of $1,331 over the prior year level of $12.

Technical products net revenue increased 29% from the previous period. Gross margins for technical products increased from 6% to 13% during the period. The increase in gross margin for this segment is attributable approximately equally to increased net revenue, and reduced indirect manufacturing costs.

Technical services net revenue increased 28% compared with the previous period. Gross margins increased from a negative 14% to a positive 7% during the period while indirect cost reduced slightly. The increase in gross profit from technical services is attributable to the increase in direct margin, which produced additional gross margin of $188, and an increase in net revenue for the period, which produced additional gross margin of $242.

TP&S loss before benefit for income taxes for the six months ended June 30, 2011 was $485, compared to a loss before benefit for income taxes of $1,265 for the comparable period in 2010. The Company’s equity in income of joint ventures is included in this segment and as noted above, reported earnings for the six month ended June 30, 2010 benefited from a $660 expense accrual reversal at BOMAY.

The backlog for the TP&S segment was approximately $7,546 as of June 30, 2011, a decrease of approximately $243 since the beginning of the fiscal year but up $1,070 from the $6,476 at March 31, 2011. Substantially all of this backlog should be realized as revenue during the remainder of the fiscal year.

Electrical & Instrumentation Construction. The E&I segment reported net revenue of $8,278 for the six months ended June 30, 2011, an increase of $2,591, or 46%, over the six months ended June 30, 2010. Gross profit for the E&I segment during the six months ended June 30, 2011 was $616, compared to $472 in the corresponding prior year period. Gross profit as a percentage of net revenue decreased to 7% from 8% in the comparable prior period. In summary, net revenue was up significantly but gross profit was flat as the increase in higher margin data center business and a reduction in indirect costs was offset by an increase in expected costs to complete a fixed-price water/wastewater project expected to complete later this year. The E&I segment’s loss before taxes for the six months ended June 30, 2011 was $539, compared to a loss of $491 in the comparable prior year period.

The backlog for the E&I segment was approximately $8,202 as of June 30, 2011, an increase of $2,051 since the beginning of the fiscal year and an increase of $2,621 from March 31, 2011.

American Access Technologies. The American Access segment reported net revenue of $3,433 for the six months ended June 30, 2011, up $361 from the comparable prior year period, a 12% increase. Gross profit increased by $120, which was driven substantially by the increase in revenue. Gross profit as a percentage of net revenue increased to 22% from 20% in the comparable prior period. This increase was offset by increased general and administrative costs. Loss before income taxes for the segment was $19 for the six months ended June 30, 2011, which is an increased loss of $11 from the previous period.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued (Dollars In Thousands)

Consolidated comparison of the three months ended June 30, 2011 and 2010.

Revenue and Gross Profit. Total consolidated net revenue increased $3,139, or 38% to $11,427 for the three months ended June 30, 2011 over the comparable period in 2010. The increase came from the TP&S segment where net revenue was up $1,839 or 52% and the E&I segment where net revenue was up $1,367 or 46%. Net revenue for AAT, the Company’s remaining segment was down $67 or 4%.

Gross profit for the three months ended June 30, 2011, increased $1,125 to $1,506 from $381 in the prior year period. The increase in gross profit is primarily attributable to the TP&S segment where net revenue was up 52%, direct margins were up modestly and indirect costs were down $300, resulting in an increase in gross profit of $1,188 for the segment.

Expenses. Total consolidated operating expenses were $2,786 for the three months ended June 30, 2011. This was up $665 from the comparable prior year period. Substantially all of the increase came from general and administrative costs, where increased costs associated with the continued prosecution of the binding arbitration related to the loss incurred on the new school construction project completed in the early part of 2010, accounted for approximately two-thirds of the increase with the substantial portion of the balance of this increase split evenly between annual financial reporting and compliance costs, and accruals for the Company’s incentive bonus program. The latter item increase is driven by the increased performance over 2010 principally at the TP&S segment. Research and development costs were up from the previous period and related to the continued development of the Company’s Integrated Solar Inversion Station (“ISIS”).

Operating Profit. Consolidated loss from operations for the three months ended June 30, 2011 was $1,280, as compared to as loss of $1,740 for the prior year period. This decreased loss of $460 is primarily attributable to the increase in gross profit at the TP&S segment for the period, partially offset by the increase in general and administrative costs.

Other Income and Expense. Consolidated net other income and (expense) was $89, up $107 from the comparable prior year. This favorable variance is attributable to the absence in the current period of the $200 dispute settlement cost recognized in the prior year period, which was partially offset in that period by a gain on sale of assets. Equity income of joint ventures for the three months ended June 30, 2011 as compared to the comparable prior year period was flat with increased performance at BOMAY offset by decreased performance from MIEFE, and to a lesser degree continued startup costs at AAG, the new Brazil joint venture that was initiated in May 2010.

Income Tax Benefit. The effective tax benefit rates for the three month period ended June 30, 2011 and 2010 were 39% and 35%, respectively. The increase in effective tax benefit rate is a function of the change in the expected mix between the two periods of US based losses and internationally sourced equity in income of joint ventures. The latter item results in a deemed foreign tax credit calculation that has a material impact on the overall effective tax rate.

Net Loss. The net loss for the three months ended June 30, 2011 was $727, as compared to a net loss of $1,143 for the prior year period. The decrease in net loss is a result of the reduced pre-tax loss and an increase in the expected effective tax benefit rate from 35% in the 2010 period to 39% in the 2011 period.

The pre-tax loss was lower by approximately $567 in the most recent period, as the increase in net revenue and gross profit was not entirely offset by the increased general and administrative costs.

Segment comparison of the three months ended June 30, 2011 and 2010.

Technical Products and Services. The TP&S segment revenue increased $1,839 from $3,545 for the second quarter of 2010 to $5,384 for the second quarter of 2011, a 52% increase. Gross profit for the segment for the second quarter of 2011 was $846, an increase of $1,188 over the prior year loss of $342.

Technical products net revenue was up 67% from the previous period. Gross profit for technical products was up $905 from the previous period as a result of increased revenue, increased direct margins and decreased indirect costs. The latter resulted from the Company’s cost reduction efforts instituted during late 2010.

Technical services net revenue was up 16% compared with the previous period. Gross margins improved from a negative 18% to a positive 2% during the period while indirect cost remained unchanged.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued (Dollars In Thousands)

TP&S loss before taxes for the second quarter of 2011 was $295, compared to a loss before tax of $1,204 for the comparable period in 2010.

Electrical & Instrumentation Construction. The E&I segment reported net revenue of $4,361 in the second quarter of 2011, an increase of $1,367, or 46%, over the second quarter of 2010. Gross profit for the E&I segment was $318 for the second quarter 2011, which is essentially flat when compared to the comparable prior year period. Gross profit as a percentage of net revenue decreased to 7% from 11% in the comparable prior period, principally as a result of an increase in expected costs to complete a fixed-price water/wastewater project expected to complete later this year. These costs were partially offset by reduced indirect cost of $105. The E&I segment’s loss before taxes for the second quarter of 2011 was $425, compared to a loss of $329 in the second quarter of 2010.

American Access Technologies. The American Access segment reported net revenue of $1,682 in the second quarter of 2011, down $67 from the comparable prior year period, a 4% decrease. Gross profit decreased $60 to $342 from $402 in the prior year period. Gross profit as a percentage of net revenue decreased to 20% from 23% in the comparable prior period. The decrease is attributable to reduced direct margins, while indirect cost remained consistent. The AAT segment’s loss before taxes for the second quarter of 2011 was $36, compared to income before taxes of $92 in the second quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2011	December 31, 2010
	(Dollars In Thousands)

Working capital	$12,066	$11,976
Current ratio	2.7 to 1	2.8 to 1
Long-term debt as a percent of total capitalization	18.8%	15.6%
Consolidated tangible net worth (per loan agreement *)	$10,087	$11,172

* Consolidated tangible net worth means all of the borrower’s and its subsidiaries’ assets less the sum of (i) the aggregate book value of the consolidated intangible assets, (ii) advances to and investments in joint ventures, (iii) accounts receivable from the holders of equity interests and borrower’s affiliates, and (iv) consolidated total liabilities excluding subordinated debt.

AETI’s long-term debt as of June 30, 2011 was $5,145 on which interest payments are current. This amount includes the long-term portion of a capitalized lease obligation in the amount of $145.

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

Operating Activities

During the six months ended June 30, 2011, the Company used cash flows from operations of $548 as compared to utilizing $849 for the same period in 2010. In both periods, the impact on cash from the operating loss was substantially offset by the draw down of working capital. For 2011, the offset was $988 and for 2010, the offset was $1,681. In the most recent period the draw down came principally from accounts receivable and accounts payable management efforts. A reduction in capital committed to uncompleted contracts was offset by an increase in inventory.

Investing Activities

During the six months ended June 30, 2011, the Company generated $850 in cash for investing activities compared to $842 for the comparable period in 2010. This is mainly attributable to dividends received from joint ventures amounting to $1,052

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued (Dollars In Thousands)

for 2011 and $1,039 for 2010, which is offset by the purchases of property and equipment and additional advances to joint ventures. In 2011, the Company reduced spending on property and equipment amounting to $110 and increased advances to joint ventures amounting to $69.

Financing Activities

During the six months ended June 30, 2011, the Company generated $890 in cash from financing activities as compared to the utilization of $54 for the comparable period in 2010. The main source of cash in 2011 was an advance from the revolving credit facility in the amount of $1,000 which was offset by the principle payments of the short-term note payable of $50.

The Company believes its existing cash, working capital and unused credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars In Thousands)

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through July 1, 2013. At June 30, 2011, the Company had $5,000 of variable-rate debt outstanding. At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on the 30 day LIBOR rate (0.19% at June 30, 2011) plus 3.25% per year. The agreement is collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

AETI maintains equity investments in its Singapore, Chinese and Brazilian joint ventures, MIEFE, BOMAY, and AAG, respectively. The functional currencies of the joint ventures are the Singapore dollar, Chinese Yuan and Brazilian Real, respectively. Investments are translated into United States dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in AETI’s condensed consolidated balance sheets. In the current period this item increased from $692 at December 31, 2010 to $829 at June 30, 2011 due principally to the weakness of the United States Dollar against the Chinese Yuan. Under the terms of the BOMAY Equity Joint Venture Contract, we were obligated to make a total investment of 16,000 Yuan (approximately $2,000) during the initial two years of the joint venture. This obligation has been fulfilled. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment, and at this time, no guarantees have been provided by AETI.

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

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2011.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended June 30, 2011 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Index to Exhibits

Exhibit No.	Exhibit Description

10	Sixth Amendment to Loan Agreement effective as of July 27, 2011.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By: /s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Frank R. Pierce
Frank R. Pierce
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)