Form 10-Q
period 2011-09-30
American Electric Technologies Inc
filed 2011-11-14
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 17, 2011, the registrant had 7,828,509 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended September 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(Unaudited) September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,871	$1,364
Accounts receivable-trade, net of allowance of $453 and $499 at September 30, 2011 and December 31, 2010, respectively	10,198	8,922
Accounts receivable other	73	120
Inventories, net	5,131	3,820
Costs and estimated earnings in excess of billings on uncompleted contracts	2,208	3,487
Prepaid expenses and other current assets	137	238
Deferred income taxes	679	656

Total current assets	20,297	18,607
Property, plant and equipment, net	4,326	4,705
Advances to and investments in joint ventures	8,924	8,375
Other assets, net	93	162
Deferred tax asset	2,689	2,328

Total assets	$36,329	$34,177

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,436	$3,926
Accrued payroll and benefits	1,240	916
Other accrued expenses	532	539
Billings in excess of costs and estimated earnings on uncompleted contracts	1,957	1,056
Short-term notes payable	144	194

Total current liabilities	8,309	6,631
Notes payable	5,106	4,221
Deferred compensation	305	399

Total liabilities	13,720	11,251

Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,825,787 and 7,752,965 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	8	8
Additional paid-in capital	8,072	7,845
Accumulated other comprehensive income	838	692
Retained earnings; including accumulated statutory reserves in equity method investments of $1,116 and $945 at September 30, 2011 and December 31, 2010, respectively	13,691	14,381

Total stockholders’ equity	22,609	22,926

Total liabilities and stockholders’ equity	$36,329	$34,177

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue, net	$13,704	$10,472	$37,200	$28,417
Cost of sales	11,521	9,429	32,313	26,267

Gross profit	2,183	1,043	4,887	2,150

Operating expenses:
General and administrative	1,351	1,099	4,267	3,471
Selling	619	532	1,844	1,700
Research and development	161	273	597	694

Total operating expenses	2,131	1,904	6,708	5,865

Income (loss) from domestic operations	52	(861)	(1,821)	(3,715)

Equity income from foreign joint ventures	822	489	1,320	1,412
Joint venture management related expenses	(113)	(97)	(359)	(320)

Net equity income from foreign joint ventures	709	392	961	1,092

Income (loss) from domestic operations and net equity income from foreign joint ventures	761	(469)	(860)	(2,623)

Other income (expenses):
Interest expense	(52)	(40)	(132)	(99)
Other, net	(27)	(12)	(50)	(188)

Total other income (loss)	(79)	(52)	(182)	(287)

Income (loss) before income tax expense (benefit)	682	(521)	(1,042)	(2,910)
Provision (benefit) for income taxes	323	(181)	(352)	(1,017)

Net income (loss)	$359	$(340)	$(690)	$(1,893)

Earnings (loss) per common share:
Basic	$0.05	$(0.04)	$(0.09)	$(0.24)
Diluted	$0.04	$(0.04)	$(0.09)	$(0.24)

Weighted-average shares:
Basic	7,825,574	7,749,091	7,808,658	7,737,816
Diluted	8,081,843	7,944,068	8,051,905	7,924,659

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(690)	$(1,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	113	85
Allowance for obsolete inventory	19	179
Depreciation and amortization	579	682
Equity income from joint ventures	(1,320)	(1,412)
Stock based compensation	200	161
Deferred compensation costs	6	35
Deferred income tax benefit	(352)	(1,017)
Other, net	(7)	47
Change in operating assets and liabilities:
Accounts receivable (including other and non-current contract retentions)	(1,292)	975
Income taxes payable	(5)	(145)
Inventories	(1,330)	(285)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,279	1,461
Prepaid expenses and other assets	101	154
Accounts payable and accrued liabilities	832	(514)
Deferred compensation	(100)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	901	815

Net cash used in operating activities	(1,066)	(672)

Cash flows from investing activities:
Capital expenditures	(183)	(345)
Proceeds from sale of property, plant and equipment	7	54
Joint venture dividends	1,052	1,214
Advances to joint venture	(165)	(104)

Net cash provided by investing activities	711	819

Cash flows from financing activities:
Proceeds from sale of common stock	27	27
Capital lease obligation payment	(115)	(108)
Borrowing on revolving credit facility	1,000	—
Principal payments on short-term notes payable	(50)	(25)

Net cash provided by (used in) financing activities	862	(106)

Net increase in cash and cash equivalents	507	41
Cash and cash equivalents, beginning of period	1,364	1,497

Cash and cash equivalents, end of period	$1,871	$1,538

Supplemental disclosures of cash flow information:
Interest paid	$117	$77

Income taxes paid	$104	$145

The accompanying notes are an integral part of the condensed consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amount)

1.    Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and Subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of September 30, 2011and for the three months and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2011 and results of operations for the three months and nine months ending September 30, 2011 and September 30, 2010. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s financial statements included in on our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed on March 30, 2011.

2.    Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding for the three months and nine months ended September 30, 2011 and 2010. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and other stock units subject to anti-dilution limitations.

3.    Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We will adopt ASU 2011-04 in our first quarter of fiscal 2012. The Company does not expect the adoption of ASU 2011-04 to have a significant impact on our financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The Company will adopt in the first quarter ended March 31, 2012.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for annual periods beginning after December 15, 2011. We do not expect the adoption of ASU No. 2011-08 to have a significant impact on our financial position or result of operations as it is a change in application of the goodwill impairment test only.

4.    Segment Information

The Company follows the guidance prescribed by ASC Topic 280, Segment Reporting, which governs the way the Company reports information about its operating segments.

Management has organized the Company around its products and services and has three reportable segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”). TP&S develops, manufactures, provides and markets switchgear and variable speed drives. The service component of this segment includes retrofitting equipment upgrades, startups, testing and troubleshooting electrical substations, switchgear, drives and control systems. Equity income from foreign joint ventures and joint venture management related expenses are included in the TP&S segment because their operations are exclusively involved in TP&S activities. The E&I segment installs electrical equipment for the energy, water, industrial, marine and commercial markets. The AAT segment manufacturers and markets zone cabling products and manufactures formed metal products of varying designs.

Following are selected financial details regarding the Company’s reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
TP&S	$8,123	$5,688	$19,907	$14,874
E&I	3,561	2,824	11,839	8,511
AAT	2,020	1,960	5,454	5,032

Total	$13,704	$10,472	$37,200	$28,417

Gross profit
TP&S	$1,487	$304	$2,830	$318
E&I	214	215	830	685
AAT	482	524	1,227	1,147

Total	$2,183	$1,043	$4,887	$2,150

Income (loss) from domestic operations:
TP&S - Domestic	$917	$(327)	$983	$(1,553)
E&I	214	215	830	685
AAT	66	167	55	122
Unallocated G&A	(1,145)	(916)	(3,689)	(2,969)

Total	$52	$(861)	$(1,821)	$(3,715)

Net equity income from foreign joint ventures:
TP&S - Joint Ventures	$709	$392	$961	$1,092

Total income (loss) from domestic operations and equity income from foreign joint ventures	$761	$(469)	$(860)	$(2,623)

The Company’s management does not separately review and analyze its assets on a segment basis for TP&S, E&I, and AAT and all assets for the segments are recorded within the corporate segment’s records. Unallocated general and administrative expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments. With the exception of equity income from foreign joint ventures and joint venture management related expenses, which are attributable to TP&S, all other costs, expenses and other income have been allocated to their respective segments.

The current allocation of expenses and other income has changed. In prior years, the Company allocated expenses and other income based on net revenue to the segments. Currently, expenses and other income that are specifically associated with the segments have been included in their respective segment income (loss). All expenses and other income not associated with a specific segment are included in unallocated general and administrative expenses.

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

•	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 49% interest and, Oakwell Engineering, Ltd., of Singapore, holds a 51% interest, and;

•

AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which the Company holds a 49% interest and, Five Stars De Macae Servicos De Petroleo LTDA., of Brazil, holds a 51% interest.

Sales to joint ventures are made on an arms length basis and intercompany profits, if any, are eliminated in consolidation. Summary financial information of our foreign joint ventures in U.S. dollars was as follows at September 30, 2011 (unaudited) and December 31, 2010 (in thousands):

	BOMAY		MIEFE		AAG
	2011	2010	2011	2010	2011	2010
Assets:
Total current assets	$46,724	$47,401	$3,809	$3,842	$1,119	$181
Total non-current assets	5,173	5,155	92	230	47	6

Total assets	$51,897	$52,556	$3,901	$4,072	$1,166	$187

Liabilities and equity:
Total current liabilities	$33,302	$35,303	$1,654	$1,441	$971	$159
Total partnership equity	18,595	17,253	2,247	2,631	195	28

Total liabilities and equity	$51,897	$52,556	$3,901	$4,072	$1,166	$187

Gross sales	$45,624	$38,726	$2,421	$3,171	$2,181	$203

Net income	3,359	4,164	(147)	151	189	(76)

The Company’s investment in and advances to its joint ventures were as follows:

	September 30, 2011				December 31, 2010
	BOMAY	MIEFE	AAG	TOTAL	BOMAY	MIEFE	AAG	TOTAL
Investment in joint ventures:

Balance, beginning of year	$2,033	$17	$158	$2,208	$2,033	$17	$—	$2,050

Additional amounts invested/advanced	—	—	165	165	—	—	158	158

Balance, end of period	2,033	17	323	2,373	2,033	17	158	2,208

Undistributed earnings:

Balance, beginning of year	4,221	990	(93)	5,118	2,919	1,109	—	4,028

Equity in earnings (loss)	1,343	(72)	49	1,320	2,341	56	(93)	2,304

Dividend distributions	(1,038)	(118)	—	(1,156)	(1,039)	(175)	—	(1,214)

Balance, end of Period	4,526	800	(44)	5, 282	4,221	990	(93)	5,118

Foreign currency translation:

Balance, beginning of year	767	282	—	1,049	222	147	—	369

Change during the period	232	2	(14)	220	545	135	—	680

Balance, end of period	999	284	(14)	1,269	767	282	—	1,049

Investments, end of period	$7,558	$1,101	$265	$8,924	$7,021	$1,289	$65	$8,375

Under the equity method, the Company’s share of the foreign joint ventures’ earnings or losses is recognized in the statement of operations as net equity income from foreign joint ventures. Equity income from foreign joint ventures increases the carrying value of the joint ventures and equity loss from foreign joint ventures reduces the carrying value. A dividend received from the joint ventures reduces the carrying value.

The company’s net equity income (expense) from foreign joint ventures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

BOMAY	$666	$518	$1,343	$1,488
MIEFE	66	(29)	(72)	(76)
AAG	90	—	49	—

Total	$822	$489	$1,320	$1,412

Joint venture management expenses	(113)	(97)	(359)	(320)

Net equity income from foreign joint ventures	$709	$392	$961	$1,092

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

During 2007, the Company’s equity income from foreign joint ventures in the reported results of BOMAY was net of certain expense adjustments totaling approximately $660 that were recorded to include management’s estimate of warranty costs and management’s estimate of a provision for doubtful accounts for contractual amounts due from BOMAY. Based on the evaluation in the three months ended March 31, 2010, management determined that the allowance was no longer necessary. This change in estimate increased the carrying value of the investment by approximately $660 and was included in our statements of operations as equity income from foreign joint ventures for the three months ended March 31, 2010. The Company employs certain individuals to maintain strong working relationships with local management, monitor activities of the joint ventures, and report to Company management. During the nine months ended September 30, 2011 and 2010, the Company incurred costs of $359 and $320, respectively, associated with these employees, including compensation, benefits and other payroll related expenses, and travel, which is included in net equity income from foreign joint ventures - joint venture management related expenses in the accompanying condensed consolidated statement of operations.

During 2010, the Company entered into a joint venture agreement and holds a 49% interest in a Brazilian company, AAG, which provides electrical products and services to the Brazilian energy industries. During the nine months ended September 30, 2011, the Company advanced $165 to the joint venture in accordance with the agreement.

6.    Notes Payable

Revolving Credit Agreement

In September 2011 the Company requested and received a one-time reduction in the agreement’s consolidated tangible net worth covenant from $10,000 to $9,550 as of September 30, 2011. The Company requested this temporary reduction due to the imminent decision in the binding arbitration of an E&I construction contract dispute. The arbitration was subsequently decided in the Company’s favor. The Company met this covenant as of September 30, 2011 under both the original and reduced amount.

On July 27, 2011, the Company amended its revolving credit agreement with JP Morgan. Under the terms of the amendment, all borrowings will bear interest at the 30 day LIBOR rate (0.23% at September 30, 2011) plus 3.25% per annum with a maturity date of July 1, 2013.

As of September 30, 2011, $5,000 was borrowed under the agreement and there was additional borrowings available based on the Company’s borrowing base of $1,440.

On March 28, 2011, the Company amended its revolving credit agreement with JP Morgan with an effective date of December 31, 2010. As amended, the bank provides the Company with a revolving credit line not to exceed the lesser of $10,000 or the sum of (i) 80% of eligible accounts receivable and (ii) 40% of the eligible inventory up to an amount not to exceed $1,000, less (iii) $75.

The agreement is collateralized by the Company’s real estate in Houston and Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-process. Our subsidiaries are guarantors of the borrowings.

Under the agreement, the Company pays a commitment fee of 0.3% of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios, including maintenance of a minimum current ratio, leverage ratio and tangible net worth and restriction from paying dividends without prior written consent of the bank. The maximum borrowing amount under the agreement shall not exceed $6,000 in the event that “adjusted net income” is less than $1.00 at any quarter. Adjusted net income is defined as operating income plus depreciation and amortization.

7.    Inventories

Inventories consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$1,667	$1,202
Work-in-process	3,073	2,128
Finished goods	485	565

	5,225	3,895

Less: allowance	(94)	(75)
Total inventories	$5,131	$3,820

8.    Commitments and Contingencies

The Company completed a $6,700 E&I construction contract during the early part of 2010 on which a total loss of $1,243 was recorded. A loss of $325 was recorded in 2010, and an additional $891 loss was recorded in prior years. This loss was largely attributable to cost incurred by the Company as a result of the failure of a subcontractor to complete its work.

The Company filed a claim against the general contractor for approximately $1,100 for the above referenced contract. As a result of this dispute, the general contractor filed a claim against the Company for $800 claiming the Company caused overall project delays. In addition, the general contractor withheld $565 of the Company’s contract balance resulting from this dispute.

On October 25, 2011, the Company received notification of the arbitrator’s final binding decision in which the Company was awarded approximately $434 which approximates the net receivable due the Company at September 30, 2011 and related legal fees incurred in the fourth quarter 2011. As such, no adjustments were made to the Company’s financial results for the third quarter 2011.

9.    Income Taxes

The Company’s 2008 consolidated federal income tax return is currently being examined by the Internal Revenue Service (IRS). The primary area of focus relates to the net operating losses subject to Section 382 of the Internal Revenue Code. The Company agrees with the IRS’s findings as it relates to the audit of Section 382 net operating loss carryforwards. As such, the Company reduced the deferred income tax asset by $220 in the quarter ended September 30, 2011 and recognized a corresponding increase in the provision (benefit) for income taxes. The Company’s effective tax rate for the year ended December 31, 2011 is expected to be approximately 55%, which is driven primarily as a result of the foreign taxes paid. The current period reduction of $220 related to Section 382 net operating loss carryforwards results in an effective tax rate of 34% for the nine months ended September 30, 2011. After giving effect to the write down of the deferred income taxes of $220, and adjusting for the cumulative effect of the change in the estimated tax rate for fiscal 2011, the effective tax rate for the third quarter 2011 was 47%.

The following table reflects the reconciliation of the effective income tax rate included in the provision (benefit) for income taxes and the amounts which would be determined using the statutory rate of 34%. Such table excludes the Section 382 effect of the write down of $220 (in thousands):

Fiscal Year 2011
Benefit at statutory rate of 34%	34%
Non-deductible meals and entertainment	-1%
Effect of state taxes	3%
Foreign income taxes included in equity in earnings	19%

Provision Benefit rate	55%

10.    Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of September 30, 2011 and December 31, 2010 because of the relatively short maturity of these instruments.

ASC Subtopic 820-10, Fair Value Measurements and Disclosures, requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs.

Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (in thousands, except share, per share and percentages)

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q and the financial statements in the 2010 Annual Report on Form 10-K filed on March 30, 2011. Historical results and percentage relationships set forth in the condensed consolidated statements of operations and cash flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.

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

Foreign Joint Ventures

We have interests in three joint ventures outside of the United States which are accounted for on the equity method:

•

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest;

•	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 49% interest and, Oakwell Engineering, Ltd., of Singapore, holds a 51% interest, and;

•

AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which the Company holds a 49% interest and, Five Stars De Macae Servicos De Petroleo LTDA., of Brazil, holds a 51% interest.

Industry Conditions

Our power distribution products related to the oil and gas industry, principally shale drilling activity, have improved during 2011 due to the growth in the U.S. shale drilling activity. The Company continues to experience a weak market in its industrial sector which principally supports the waste water market.

The Company recently announced its Integrated Solar Inversion Station (“ISIS”) solar power product designed to support utility scale projects. The utility scale solar sector has benefited from the rapidly falling costs of solar modules, and by a wide range of state and federal policies in Europe, the US, and China designed to stimulate its market.

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

Our power distribution solutions are primarily sold into the marine vessel, drilling, and industrial markets. The Company provides switchgear for power generation applications up to 38,000 volts. We have recently expanded our offerings into the renewable energy marketplace with the introduction of the world’s first switchgear designed for wind farm deployment, which includes our arc-mitigation technology. Arc-mitigation technology enables power system operators to significantly reduce the risk from arc-flash explosions and the resulting downtime and liability exposure.

Our power conversion group provides products that convert AC and DC power into usable power using a variety of technologies. We provide analog (Hill Hays) DC drives, digital SCR drives, AC variable frequency drives (also known as “VFDs”), inverters, converters, programmable logic control (“PLC”) based automation systems, and human machine interface (“HMI”) systems. Our analog DC drives, digital SCR drives and AC VFDs are used in a variety of applications including land and offshore drilling, marine propulsion and pipeline applications. The Company has recently introduced a line of wind converter products that convert the AC power produced by wind turbine generators to DC, then inverts the power back to AC for delivery to the electrical grid. We have also introduced our ISIS™ solution, a one MW fully integrated solar farm power station designed to integrate all of the power conversion and power distribution equipment of the solar farm. ISIS™ is the world’s first 1000V, 1MW solar inverter to be tested by TUV Rhineland, a nationally recognized test laboratory, to UL 1741 standards.

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

AAT

The AAT segment manufactures and markets zone cabling enclosures and manufactures formed metal products. The zone cabling product line provides state-of-the-art flexible cabling and wireless solutions for the high-speed communication networks found throughout office buildings, hospitals, schools, industrial complexes and government buildings. Our patented enclosures mount in ceilings, walls, raised floors, and certain modular furniture to facilitate the routing of telecommunications network cabling, fiber optics and wireless solutions in a streamlined, flexible, and cost effective fashion. AAT also operates a precision sheet metal fabrication and assembly operation and provides services such as precision “CNC” (“Computer Numerical Controlled”) punching, laser cutting, bending, assembling, painting, powder coating and silk screening to a diverse client base including engineering, technology and electronics companies, primarily in the Southeast.

The Company has facilities and sales offices in Texas, Mississippi and Florida. We have minority interests in foreign joint ventures which have facilities in Singapore, Xian, China, and Macae, Rio De Janeiro, Brazil.

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

Our critical accounting policies are more fully described in the financial statements filed in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011. Certain accounting policies involve significant estimates and assumptions by us that have a material impact on our financial condition or operating performance. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of our financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”, nor do we have any “variable interest entities”.

Inventory Valuation – Inventories are stated at the lower of cost or market, with material being accounted for using the average cost method. Inventory costs for finished goods and work-in-process include direct material, direct labor, production overhead and outside services. TP&S indirect overhead is apportioned to work-in-process based on direct cost incurred. AAT production overhead, including indirect labor, is allocated to finished goods and work-in-process based on material consumption.

Allowance for Obsolete and Slow-Moving Inventory – We regularly review the value of inventory on hand using specific aging categories, and record a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and financial condition of those specific customers. We also review historical experience with the customer, the general economic environment and the aging of our receivables. We record an allowance to reduce receivables to the amount that we reasonably believe to be collectible. Based on the results of our assessment, we currently believe our allowance for doubtful accounts is adequate.

Revenue Recognition – The Company reports earnings from fixed-price and modified fixed-price long-term contracts on the percentage-of-completion method. Earnings are accrued based on the ratio of costs incurred to total estimated costs. However, for TP&S, we have determined that labor incurred provides an improved measure of percentage-of-completion. Costs include direct material, direct labor, and job related overhead. Losses expected to be incurred on contracts are charged to operations in the period such losses are determined. A contract is considered complete when all costs except insignificant items have been incurred and the facility has been accepted by the customer. Revenue from non-time and material jobs of a short-term nature (typically less than one month) is recognized on the completed-contract method after considering the attributes of such contracts. This method is used because these contracts are typically completed in a short period of time and the financial position and results of operations do not vary materially from those which would result from use of the percentage-of-completion method. The asset, “Work-in-process,” which is included in inventories, represents the cost of labor, material, and overhead on jobs accounted for under the completed-contract method. For contracts accounted for under the percentage-of-completion method, the asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenue recognized in excess of amounts billed and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenue recognized.

Foreign Currency Gains and Losses – Foreign currency translations are included as a separate component of comprehensive income. We have determined the local currency of foreign joint ventures to be the functional currency. In accordance with ASC 830, the assets and liabilities of the foreign equity investees, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date and revenue and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

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

Equity Income from Foreign Joint Ventures – The Company accounts for its investments in joint ventures using the equity method. Under the equity method, the Company records its pro-rata share of foreign joint ventures income or losses and adjusts the basis of its investment accordingly. Dividends received from the joint ventures, if any, are recorded as reductions to the investment balance.

Carrying Value of Joint Venture Investments – The Company evaluates the carrying value of equity method investments as to whether an impairment adjustment may be necessary. In making this evaluation, a variety of quantitative and qualitative factors are considered including international, national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors.

OVERALL RESULTS OF OPERATIONS

The following table represents revenue and income (loss) from domestic operations and equity in foreign joint ventures attributable to the business segments for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
TP&S	$8,123	$5,688	$19,907	$14,874
E&I	3,561	2,824	11,839	8,511
AAT	2,020	1,960	5,454	5,032

Total	$13,704	$10,472	$37,200	$28,417

Gross profit
TP&S	$1,487	$304	$2,830	$318
E&I	214	215	830	685
AAT	482	524	1,227	1,147

Total	$2,183	$1,043	$4,887	$2,150

Income (loss) from domestic operations:
TP&S - Domestic	$917	$(327)	$983	$(1,553)
E&I	214	215	830	685
AAT	66	167	55	122
Unallocated G&A	(1,145)	(916)	(3,689)	(2,969)

Total	$52	$(861)	$(1,821)	$(3,715)

Net equity income from foreign joint ventures:
TP&S - Joint Ventures	$709	$392	$961	$1,092

Total income (loss) from domestic operations and equity income from foreign joint ventures	$761	$(469)	$(860)	$(2,623)

The Company’s management does not separately review and analyze its assets on a segment basis for TP&S, E&I, and AAT and all assets for the segments are recorded within the corporate segment’s records. Unallocated general and administrative expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments. With the exception of equity income from foreign joint ventures and joint venture management related expenses, which are attributable to TP&S, all other costs, expenses and other income have been allocated to their respective segments.

The current allocation of expenses and other income has changed. In prior years, the Company allocated expenses and other income based on net revenue to the segments. Currently, expenses and other income that are specifically associated with the segments have been included in their respective segment income (loss). All expenses and other income not associated with a specific segment are included in unallocated general and administrative expenses.

The Company’s net equity income (expense) from foreign joint ventures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
BOMAY	$666	$518	$1,343	$1,488
MIEFE	66	(29)	(72)	(76)
AAG	90	—	49	—

Total	$822	$489	$1,320	$1,412

Joint venture management expenses	(113)	(97)	(359)	(320)

Net equity income from foreign joint ventures	$709	$392	$961	$1,092

Sales to joint ventures are made on an arms length basis and intercompany profits, if any, are eliminated in consolidation. Summary financial information of our foreign joint ventures in U.S. dollars was as follows at September 30, 2011 (unaudited) and December 31, 2010 (in thousands):

	BOMAY		MIEFE		AAG
	2011	2010	2011	2010	2011	2010
Gross sales	$45,624	$38,726	$2,421	$3,171	$2,181	$203

Net income	3,359	4,164	(147)	151	189	(76)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010.

Consolidated net revenue increased $3,232, or 31% to $13,704 for the three months ended September 30, 2011 over the comparable period in 2010. The increase was primarily attributable to the TP&S segment’s net revenue increase of $2,435 or 43% and the E&I segment’s net revenue increase of $737 or 26%. Net revenue for AAT, the Company’s remaining segment was up $60 or 3%.

Consolidated gross profit for the three months ended September 30, 2011, increased $1,140 to $2,183 compared to gross profit of $1,043 in the prior year period. The increase in gross profit is primarily attributable to the TP&S segment’s net revenue increase of 43%, and a decrease of indirect costs of $443, resulting in an increase in gross profit of $1,183 for the segment.

The TP&S segment’s revenue increased $2,435 from $5,688 in the third quarter of 2010 to $8,123 in the third quarter of 2011, a 43% increase. Gross profit for the segment for the third quarter of 2011 was $1,487, an increase of $1,183 over the prior year, due to stronger demand for both our power conversion and distribution equipment. Income from domestic operations for the TP&S segment was up $1,244 from the previous period as a result of increased revenue, increased direct margins and decreased indirect costs. The decrease in indirect costs resulted from the Company’s cost reduction efforts instituted during late 2010.

The E&I segment reported net revenue of $3,561 in the third quarter of 2011, an increase of $737, or 26%, over the third quarter of 2010. Income from domestic operations for the third quarter of 2011 was $214, compared to $215 in the third quarter of 2010. This segment’s market conditions continue to remain soft.

The AAT segment reported net revenue of $2,020 in the third quarter of 2011, up $60 from the comparable prior year period, a 3% increase. Gross profit decreased $42 to $482 from $524 in the prior year period. Gross profit as a percentage of net revenue decreased to 24% from 27% in the comparable prior period. The decrease is attributable to reduced direct margins, while indirect cost remained consistent. The AAT segment’s income from domestic operations for the third quarter of 2011 was $66, compared to $167 in the third quarter of 2010.

Selling and marketing expenses for the quarter ended September 30, 2011 were $619 compared to the prior period quarter ended September 30, 2010 of $532. The increase in expenses is attributed to the increased renewable marketing costs. These renewable marketing costs are directly related to the recently developed ISIS products.

General and administrative expenses were up for the quarter ended September 30, 2011 over the same period in 2010 by $252, primarily due to the Company’s variable compensation expense increase of $152 in the third quarter of 2011 over the comparable quarter in 2010.

Research and development costs were down from the previous period based on a reduced level of ISIS development as the product development completes.

Net equity income from foreign joint ventures increased in the third quarter ended September 30, 2011 by $317 as compared to the third quarter ended September 30, 2010. The increase resulted from improved performance at BOMAY by $148, MIEFE by $95 and AAG, the Brazil joint venture, initiated in May 2010, by $90.

Income (loss) from domestic operations and equity income from foreign joint ventures increased in the third quarter ended September 30, 2011 by $1,230 as compared to the third quarter ended September 30, 2010. The increase primarily resulted in improved results from our TP&S segment and improved equity income, primarily from BOMAY.

Consolidated net other expense was $79, up $27 from the comparable prior year. This primarily consists of interest expense due to an increase in the revolving credit balance and the variable interest rate.

The effective tax expense (benefit) rates for the three month period ended September 30, 2011 and 2010 were 47% and 35%, respectively. The change in effective tax benefit rate is a function of the change in the expected mix between the two periods of US based losses and internationally sourced equity in income of joint ventures. The latter item results in a deemed foreign tax credit calculation that has a material impact on the overall effective tax rate. The effective tax rate for fiscal 2011is expected to be 55% given the mix described above.

Additionally, in the period ended September 30, 2011, the Company recorded a $220 write down of its deferred tax assets related to the IRS’s Section 382 net operating loss carryforward limitation resulting from an IRS audit of the Company’s December 31, 2008 federal return.

After giving effect to the write down of the deferred income taxes of $220, and adjusting for the cumulative effect of the change in the estimated tax rate for fiscal 2011, the effective tax rate for the third quarter 2011 was 47%.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010.

Consolidated net revenue increased $8,783, or 31%, to $37,200 for the nine months ended September 30, 2011 over the comparable period in 2010. The Company’s reporting segments showed strong revenue growth from the comparative period. The TP&S segment recorded a $5,033 increase in net revenue, or 34%, the E&I segment recorded a $3,328 increase in net revenue, or 39%, and the AAT segment recorded a $422 increase in net revenue, or 8%.

Consolidated gross profit increased $2,737 to $4,887 and increased as a percentage of net revenue from 8% to 13%. This increase was mainly attributable to the TP&S segment’s increased revenue and direct margin compared to the previous period in 2010, as well as a material reduction in indirect manufacturing costs for the nine months ended September 30, 2011. This performance reflects the improving conditions in the oil & gas markets and benefits of the cost reduction efforts implemented in late 2010.

The TP&S segment’s revenue increased $5,033 from $14,874 for the nine months ended September 30, 2010, to $19,907 for the nine months ended September 30, 2011, a 34% increase. Gross profit for the segment for the nine months ended September 30, 2011 was $2,830, an increase of $2,512 over the prior year level of $318. This segment’s financial improvement reflects the increase in the oil and gas market. Income from domestic operations for the TP&S segment was up $2,536 from the previous period as a result of increased revenue, increased direct margins and decreased indirect costs.

The E&I segment reported net revenue of $11,839 for the nine months ended September 30, 2011, an increase of $3,328, or 39%, over the nine months ended September 30, 2010. Gross profit for the E&I segment during the nine months ended September 30, 2011 was $830, compared to $685 in the corresponding prior year period. Gross profit as a percentage of net revenue decreased to 7% from 8% in the comparable prior period. Net revenue was up significantly but gross profit was flat primarily attributable to an increase in expected costs to complete a fixed-price water/wastewater project expected to complete later this year. Income from domestic operations for the nine months ended 2011 was $830, compared to $685 for the nine months ended 2010.

The AAT segment reported revenue of $5,454 for the nine months ended September 30, 2011, up $422 from the comparable prior year period, an 8% increase. Gross profit increased by $80, which was driven substantially by the increase in revenue. Gross profit as a percentage of net revenue decreased to 22% from 23% in the comparable prior period. The income from domestic operations for the segment was $55 for the nine months ended September 30, 2011, which is a decrease of $67 from the previous period. This segment continues to be challenged by the weak economy in the industrial sector.

Selling and marketing expenses for the nine months ended September 30, 2011 were $1,844 compared to the prior nine month period ended September 30, 2010 of $1,700. The increase in expenses is primarily attributed to the increased renewable marketing costs. These renewable marketing costs are directly related to the recently developed ISIS products.

General and administrative expenses were up for the nine months ended September 30, 2011 over the same period in 2010 by $796 primarily due to the Company’s variable compensation expense increase of $269 for the nine months ended September 30, 2011 over the comparable prior year period. Additionally, the Company incurred legal expenses of $485 related to the E&I segment’s arbitration dispute, from which the Company received a favorable determination from the binding arbitrator.

Research and development costs for the nine months ended September 30, 2011 were down to $597 from $694 in the previous period all of which related to the continued development of the Company’s ISIS products.

Net equity income from foreign joint ventures decreased for the nine months ended September 30, 2011 by $131 as compared to the prior nine month period ended September 30, 2010. Equity income from foreign joint ventures for the nine months ended September 30, 2010, benefited from the reversal of a $660 expense accrual recorded in 2007 associated with the BOMAY joint venture.

Consolidated income (loss) from domestic operations and equity income from foreign joint ventures for the nine months ended September 30, 2011 was an $860 loss, as compared to a loss of $2,623 for the prior year period. This improvement of $1,763 is primarily attributable to the increase in net revenue and direct margin for the period in the TP&S segment, partially offset by increased general and administrative costs primarily resulting from legal expenses related to the E&I construction project dispute settled in the fourth quarter 2011.

Consolidated net other expense was $182, a decrease of $105 from the comparable prior year. The decrease primarily came from a $200 customer settlement in 2010 partially offset by an increase in interest expense caused by an increase in the revolving credit balance and the higher interest rate for 2011.

The effective tax expense (benefit) rates for the nine month period ended September 30, 2011 and 2010 were 34% and 35%, respectively. The change in effective tax benefit rate is a function of the change in the expected mix between the two periods of US based losses and internationally sourced equity in income of joint ventures. The latter item results in a deemed foreign tax credit calculation that has a material impact on the overall effective tax rate. The effective tax rate for fiscal 2011is expected to be 55% given the mix described above.

Additionally, in the period ended September 30, 2011, the Company recorded a $220 write down of its deferred tax assets related to the IRS’s Section 382 net operating loss carryforward limitation resulting from an IRS audit of the Company’s December 31, 2008 federal return.

After giving effect to the write down of the deferred income taxes of $220, and adjusting for the cumulative effect of the change in the estimated tax rate for fiscal 2011, the effective tax rate for the nine months ended September 30, 2011 was 34%.

BACKLOG

The Company’s backlog as of September 30, 2011 was $22,657 compared to $14,868 at December 31, 2010. The backlog for the TP&S segment was approximately $14,166 as of September 30, 2011, an increase of approximately $6,377 as compared to the backlog at December 31, 2010. Approximately fifty percent of this backlog is expected to be realized as revenue during the remainder of the fiscal year.

The backlog for the E&I segment was approximately $8,491 as of September 30, 2011, an increase of $2,341 as compared to the backlog at December 31, 2010. Approximately twenty-five percent of this backlog is expected to be realized as revenue during the remainder of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2011	December 31, 2010
	(in thousands except percentages and ratios )
Working capital	$11,988	$11,976
Current ratio	2.4 to 1	2.8 to 1
Debt as a percent of total capitalization	18.9%	16.3%
Consolidated tangible net worth (per loan agreement *)	$10,043	$11,121

* Consolidated tangible net worth means all of the borrower’s and its subsidiaries’ assets less the sum of (i) the aggregate book value of the consolidated intangible assets, (ii) advances to and investments in joint ventures, (iii) accounts receivable from the holders of equity interests and borrower’s affiliates, and (iv) consolidated total liabilities excluding subordinated debt.

AETI’s long-term debt as of September 30, 2011 was $5,106 on which interest payments are current. This amount includes the long-term portion of a capitalized lease obligation in the amount of $106.

Debt

On March 28, 2011, the Company amended its revolving credit agreement with JP Morgan with an effective date of December 31, 2010. As amended, the bank provides the Company with a revolving credit line not to exceed the lesser of $10,000 or the sum of (i) 80% of eligible accounts receivable and (ii) 40% of the eligible inventory up to an amount not to exceed $1,000, less (iii) $75.

The agreement is collateralized by the Company’s real estate in Houston and Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-process. Our subsidiaries are guarantors of the borrowings.

The terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios, including maintenance of a minimum current ratio, leverage ratio and tangible net worth and restriction from paying dividends without prior written consent of the bank. The maximum borrowing amount under the agreement shall not exceed $6,000 in the event that “adjusted net income” is less than $1.00 at any quarter. Adjusted net income is defined as operating income plus depreciation and amortization. On September 22, 2011, JP Morgan Chase Bank, N.A. (JP Morgan) reduced the consolidated tangible net worth covenant from $10,000 to $9,550 for the September 30, 2011 test. We met this test as of September 30, 2011 under both the original and reduced amount. The consolidated tangible net worth covenant for the quarter ending December 31, 2011 is $10,000.

On July 27, 2011, the Company amended its revolving credit agreement to provide all borrowings will bear interest at the 30 day LIBOR rate (0.23% at September 30, 2011) plus 3.25% per annum with a maturity date of July 1, 2013. The Company pays a commitment fee of 0.3% of the unused portion of the credit limit each quarter.

In September 2011 the Company requested and received a one-time reduction in the agreement’s consolidated tangible net worth covenant from $10,000 to $9,550 as of September 30, 2011. The Company requested this temporary reduction due to the imminent decision in the binding arbitration of an E&I construction contract dispute. The arbitration was subsequently decided in the Company’s favor. The Company met this covenant as of September 30, 2011 under both the original and reduced amount.

As of September 30, 2011, $5,000 was borrowed under the agreement and there was additional borrowing capacity of $1,440. All borrowing under the agreement are currently required to be repaid by July 1, 2013.

Sources and Use of Cash

We derive the majority of our operating cash inflow from receipts on the sale of goods and services and cash outflow for the procurement of materials and labor. Accordingly, cash flow is subject to market fluctuations and conditions. A substantial portion of our business, primarily construction and products, is characterized by long-term contracts. Most of our long-term contracts allow for several progress billings that provide us with cash receipts as costs are incurred throughout the project, rather than upon contract completion, thereby reducing working capital requirements. We also utilize borrowings under the Revolving Credit Agreement, discussed in the preceding section, for our cash needs.

Operating Activities

During the nine months ended September 30, 2011, the Company used cash flows from operations of $1,066 as compared to using $672 for the same period in 2010. In both periods, the impact on cash from the operating loss was benefitted by the generation of cash from working capital of $386 for the nine months ended September 30, 2011 and $2,462 for the same period in 2010. The reduction in cash generated from working capital is a result of increased inventory levels and increased accounts receivables resulting from the increase in product demand, primarily in TP&S.

Investing Activities

During the nine months ended September 30, 2011, the Company generated $711 in cash for investing activities compared to $819 for the comparable period in 2010. This is mainly attributable to dividends received from joint ventures amounting to $1,052 for 2011 and $1,214 for 2010, which is offset by the purchases of property and equipment and additional advances to joint ventures. In 2011, the Company reduced spending on capital expenditures by $162 and increased advances to joint ventures by $61.

Financing Activities

During the nine months ended September 30, 2011, the Company generated $862 in cash from financing activities as compared to the use of $106 for the comparable period in 2010. The main source of cash in 2011 was borrowings from the revolving credit facility in the amount of $1,000. The additional borrowings on the revolving credit facility were needed to fund current working capital needs.

The Company believes its existing cash, working capital and unused credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months. The Company continues to review growth opportunities and depending on the cash needs may raise cash in the form of debt, equity, or a combination of both.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands)

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through July 1, 2013. At September 30, 2011, the Company had $5,000 of variable-rate debt outstanding. At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant, unfavorable impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on the 30 day LIBOR rate (0.23% at September 30, 2011) plus 3.25% per year. The agreement is collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

AETI maintains equity method investments in its Singapore, Chinese and Brazilian joint ventures, MIEFE, BOMAY, and AAG, respectively. The functional currencies of the joint ventures are the Singapore dollar, the Chinese Yuan and the Brazilian Real, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in AETI’s condensed consolidated balance sheet. In the current period this item increased from $692 at December 31, 2010 to $838 at September 30, 2011 due principally to the weakness of the United States Dollar against the Chinese Yuan. Under the terms of the BOMAY Equity Joint Venture Contract, we were obligated to make a total investment of 16,000 Yuan (approximately $2,000) during the initial two years of the joint venture. This obligation has been fulfilled. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment, and at this time, no guarantees have been provided by AETI.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2011.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended September 30, 2011 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Index to Exhibits

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By: /s/ Charles M. Dauber

Charles M. Dauber

President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Frances Powell Hawes

Frances Powell Hawes

Senior Vice President and Chief Financial Officer (Principal Financial Officer)