Form 10-K
period 2011-12-31
American Electric Technologies Inc
filed 2012-03-30
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12,830,752 based on the closing sale price on June 30, 2011 as reported by the NASDAQ Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 08, 2012
Common Stock, $.001 par value per share	7,900,257 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2012 Annual Meeting of Stockholders to be held May 31, 2012 (Proxy Statement)	Part III

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

Company Background and Corporate Structure

American Electric Technologies, Inc. (“the Company”, “AETI”, “our”, “us” or “we”) was incorporated on October 21, 1996 as a Florida corporation under the name American Access Technologies, Inc. On May 15, 2007, we completed a business combination (the “M&I Merger”) with M&I Electric Industries, Inc., a Texas corporation, and changed our name to American Electric Technologies, Inc. Our principal executive offices are located at 6410 Long Drive, Houston, Texas 77087 and our telephone number is 713-644-8182. Prior to the M&I Merger our business consisted of the operations of the American Access segment described below.

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of both M&I Electric Industries, Inc. (“M&I”) and American Access Technologies, Inc. (“AAT”). We report financial data for three operating segments: the Technical Products and Services (“TP&S”) segment and the Electrical and Instrumentation Construction (“E&I”) segment; which together encompass the operations of M&I, including its South Coast Electric Systems, LLC and its interest in international joint ventures’ operations in China, Singapore and Brazil; and the American Access (“AAT”) segment which encompasses the operations of wholly-owned subsidiary, AAT including its Omega Metals division.

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

We have adopted a strategy of international expansion and have developed the expertise to provide products which comply with international electrical standards. Our products are offered in a number of foreign countries through a network of overseas sales agents and distributors that we have appointed. We have also expanded internationally through a 40% interest in a joint venture in China, a 41% interest in a joint venture in Singapore and a 49% interest in a joint venture in Brazil.

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

Technical Products and Services

Our M&I Electric business has provided sophisticated custom-designed power distribution, control and drive systems for the energy industry since 1946. Our products are used to safely distribute and control the flow of electricity from the source of the power being generated to the user of the power (machinery, equipment, etc.) at low, medium and high voltages.

Our power distribution products include low and medium voltage switchgear that provide power distribution and protect electrical systems from electrical faults on both U.S., ANSI (“American National Standards Institute”) and International, IEC(“International Electrotechnical Commission”) power grids. Other power distribution products offered by this segment include motor control centers, powerhouses, bus duct, program logic control (“PLC”) based automation systems, human machine interface (“HMI”) and specialty panels.

Our Analog, Digital SCR and AC Variable Frequency Drive (“AC VFD”) systems are electronic power conversion systems that are used to adjust the speed and torque of an electric motor to match an end application.

On March 8, 2012, the Company acquired the technology of Amnor Technologies, Inc. This technology provides automation and control system technologies for land and offshore drilling monitoring and control (auto-driller); marine automation including ballast control and tank monitoring and machinery plant control and monitoring systems; IP-based CCTV systems; and military vessel security and safety systems, all proven in multiple installations.

Our products are built for application voltages from 480 volts to 40,000 volts and are used in a wide variety of industries.

We have the technical expertise to provide these products in compliance with a number of applicable industry standards such as NEMA (“National Electrical Manufacturers Association”) and ANSI or IEC equipment to meet ABS (“American Bureau of Shipping”), USCG (“United States Coast Guard”), Lloyd’s Register, a provider of marine certification services, and Det Norske Veritas (a leading certification body/registrar for management systems certification services) standards. These products are generally provided to customers within the vicinity of Houston, Texas and increasingly on a worldwide basis.

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

Our technical services group provides low, medium and high voltages services to commission and maintain our customers’ electrical infrastructures. We provide low, medium and high voltage start-up/commissioning, preventative maintenance, emergency call out services, and breaker and switchgear refurbishment shop services to the Gulf Coast industrial market. We have expanded our services business to provide start-up and maintenance services for renewable projects including wind and solar. We also provide power services to support our power distribution and power conversion products globally. We also access international markets through our joint ventures in Brazil, China and Singapore. All our products and services are offered to the global market.

Technical Products and Services net sales:

	Amount	Percent of
Year	(in thousands)	Total Revenue
2011	$28,929	56%
2010	$20,583	53%
2009	$31,058	60%

Foreign Joint Ventures

We use joint ventures to drive growth in key international markets. We believe our joint ventures provide a prudent way to diversify and reduce the risk of international expansion, capitalize on the strengths and the relationships of our joint venture foreign operation partners with potential customers, and achieve competitive efficiencies. Our interests in joint ventures are accounted for under the equity method of accounting. Sales made to the joint ventures are made with terms and conditions similar to those of our other customers.

China. In March 2006, M&I entered into a joint venture with Baoji Oilfield Machinery Co., Ltd., (“BOMCO”), a wholly-owned subsidiary of the China National Petroleum Corporation, and AA Energies, Inc. of Houston, Texas, which markets oilfield equipment, to form BOMAY Electric Industries Co., Ltd. (“BOMAY”), as an equity joint venture limited liability company organized in China. M&I is a 40% interest owner in BOMAY with 51% being owned by BOMCO and the remaining 9% owned by AA Energies. BOMAY manufactures power systems for drilling rigs. M&I has invested 16 million Yuan (approximately $2 million) in this joint venture in which M&I provides technology and services to BOMAY. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment. No guarantees have been provided by AETI. BOMAY was obligated to pay M&I an amount equal to 0.7% of the joint venture’s initial three years sales as a technology transfer fee. The technology transfer fee ended at the end of 2010 by its terms. Fees collected in 2010 totaled $240,000.

Singapore. In 1997, the Company formed a joint venture in Singapore to provide sales and technical support for our products in Southeast Asia called M & I Electric Far East PTE Ltd. (“MIEFE”). Prior to December 31, 2011 the Company owned 49% of the joint venture with our joint venture partner, Oakwell Engineering, Ltd., owning the remaining 51%. On December 31st 2011, we exchanged 8% of our MIEFE ownership for satisfaction of amounts owed to MIEFE’s general manager, under a deferred compensation arrangement for approximately $190,000.

Brazil. During 2010, the Company entered into a joint venture agreement with Five Star Services, a Brazilian corporation and formed AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA (“AAG”), a Brazilian Limited Liability Company, in which the Company holds a 49% interest. AAG began operations mid-year 2010, and provides electrical products and services to the Brazilian energy industries. The Company has invested $54,000 and has advanced $229,000 in AAG as of December 31, 2011 per the agreement.

Investment in Foreign Joint Ventures:

	Year Ended December 31, 2011			Year Ended December 31, 2010
	BOMAY	MIEFE	AAG	BOMAY	MIEFE	AAG
	(in thousands)			(in thousands)
Investment as of end of year	$7,912	$986	$410	$7,021	$1,289	$64
Equity income (loss)*	1,656	10	251	2,341	56	(93)
Distributions received from joint ventures*	1,038	118	—	1,039	175	—
Foreign currency translation*	273	(49)	(32)	544	135	—
AETI sales to joint ventures	259	234	58	71	21	—
Accounts receivable due from joint ventures	41	29	5	8	—	—

*	numbers are already reflected in the investment at year end.

During 2011 and 2010, the Company recognized approximately $437,000 and $436,000, respectively, for employee related expenses.

Electrical and Instrumentation Construction

The Electrical and Instrumentation Construction (“E&I”) segment provides a full range of electrical and instrumentation construction and installation services to both land and marine based markets including the oil and gas industry, the water and wastewater facilities industry and other commercial and industrial markets (including data centers). This segment’s services include new construction as well as electrical and instrumentation turnarounds, maintenance and renovation projects. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems and high voltage cable and data centers. Marine based oil and gas services include complete electrical system rig-ups, modifications, start-ups and testing for vessels, drilling rigs, and production modules. The Company recently expanded into renewable energy and provides electrical construction for solar power generation projects.

Electrical and Instrumentation Construction net sales:

	Amount	Percent of
Year	(in thousands)	Net Sales
2011	$15,478	30%
2010	$11,503	29%
2009	$14,570	28%

American Access Technologies

The American Access Technologies (“AAT”) segment consists of our historic business prior to the M&I Merger. This segment manufactures and markets zone cabling enclosures and manufactures custom formed metal products. The zone cabling product line provides state-of-the-art flexible cabling and wireless solutions for the high-speed communication networks found throughout office buildings, hospitals, schools, industrial complexes and government buildings. Our patented enclosures mount in ceilings, walls, raised floors, and certain modular furniture to facilitate the routing of telecommunication network cabling, fiber optics and wireless solutions in a streamlined, flexible, and cost effective fashion. Omega Metals operates a precision sheet metal fabrication and assembly operation and provides services such as precision CNC (Computer Numerical Controlled) punching, laser cutting, bending, assembling, painting, powder coating and silk screening to a diverse client base including, engineering, technology and electronics companies, primarily in the Southeast region of the U.S. Representative customers of AAT include Chatsworth Products, Inc., Tyco Electronics and Panduit.

American Access Technologies net sales:

	Amount	Percent of
Year	(in thousands)	Net Sales
2011	$7,533	14%
2010	$6,878	18%
2009	$6,535	12%

Segment Financial Data

For additional financial information about our business segments, please see the table in Note 13 of the notes to consolidated financial statements in this report, which presents net sales, gross profit (loss) and operating income (loss) from domestic operations and equity in foreign joint ventures by business segment for 2011, 2010 and 2009

International Sales

During 2011, approximately 36% of the Company’s sales are sold into international markets, principally from the TP&S segment. These sales are made in U.S. dollars and are generally settled prior to shipment or are collateralized by irrevocable letters of credit. Substantially all of E&I and AAT sales are made in the United States.

Marketing

We market our Technical Products and Services in the United States through direct contact with potential customers by our internal sales organization consisting of eight full-time sales and support employees. We also exhibit at a variety of industry trade shows each year. We have appointed several sales agents and distributors in the U.S. and in a number of foreign countries.

Our E&I business is generally obtained through a sealed bid process where the lowest bid from pre-qualified contractors is awarded the job. We also act as a subcontractor and provide bids to general contractors for specialized parts of larger projects.

Our AAT segment markets its zone cabling products through an exclusive marketing agreement with Chatsworth Products, Inc. (“CPI”) which began under an original agreement in May, 2003 that ran through May, 2008 and was extended to April, 2013. Under this agreement CPI markets and American Access manufactures our zone cabling products and select products are co-branded with both CPI and American Access trademarks. We also have primary responsibility for sales of zone cabling products to original equipment manufacturers. Our Omega Metals division utilizes geographically based independent manufacturers’ representatives to generate sheet metal fabrication sales.

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

Our abilities to provide technical products and services and electrical and instrumentation construction services are complementary, permitting us to offer customers total system responsibility for their electrical power control and distribution needs. Our ability to provide turn-key solutions and eliminate the need for our customers to deal with multiple suppliers and contractors on complex projects is an important competitive advantage.

Our power delivery, control and drive systems are custom-designed and are built to meet our traditional customers’ specific requirements. We specialize in projects that are complex, require industry certification, short lead time or other non-standard elements, such as systems that must be fit into the confined space of a work boat or drilling rig. We also provide application specific solutions including our Integrated Solar Inversion Station (“ISIS”) for the solar power generation market.

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

We have identified our largest competitors, by product line as follows:

Power Distribution/Switchgear Systems—Point 8 Power, Siemens, Eaton, GE, ABB, Volta, Meyers Electric/Controlled Power, AZZ and Powell Industries.

Drive Systems—ABB, Siemens, LeTourneau Technologies, Ingeteam and National Oilwell Varco. We also compete against solar inverter manufacturers including Satcon, Xantrex/Schneider Electric, and others.

Power Services—Quanta/Dashiel, Tidal Power, Coastal Power, Eaton, and Group Schneider.

Backlog

Backlog represents the dollar amount of net sales we expect to realize in the future as a result of performing work under multi-month contracts. Backlog is not a measure defined by generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. Backlog may not be indicative of future operating results. Not all of our potential net sales are recorded in backlog for a variety of reasons, including the fact that some contracts begin and end within a short-term period. Many contracts are subject to modification or termination by the customer. The termination or modification of any one or more sizeable contracts or the addition of other contracts may have a substantial and immediate effect on backlog. This backlog number does not include any backlog in place at our foreign joint ventures’ operations.

We generally include total expected net sales in backlog when a contract for a definitive amount of work is entered into. We generally expect our backlog to become net sales within a year from the signing of a contract. Backlog as of December 31, 2011 and 2010 totaled $21.2 million and $13.9 million, respectively.

Intellectual Property

We have a number of patents related to the technology of our zone cabling enclosures as well as trademarks and trade names utilized with our products and services. While proprietary intellectual property is important to the Company, management believes the loss or expiration of any intellectual property right would not materially impact the Company or any of its segments.

Environmental Laws

We are subject to various federal, states, and local laws enacted for the protection of the environment. We believe we are in compliance with such laws. Our compliance has, to date, had no material effect on our capital expenditures, earnings, or competitive position.

Research and Development Costs

Total expenditures for research and development were $577,000 and $882,000 for fiscal 2011 and 2010, respectively. We incur research costs to develop new products which related to the continued development of the Company’s ISIS products, our Integrated Solar Inversion Station for the solar power generation market.

Employees

As of December 31, 2011, we had 366 employees. No employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our common stock and all of the other information in this 2011 Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Customers in the oil and gas industry account for a significant portion of our sales. Reduced expenditures by customers in this industry are likely to reduce our net sales, profitability and cash flows.

Customers related to the oil and gas industry accounted for approximately 35% and 40% of our sales in 2011 and 2010, respectively. The oil and gas industry is a cyclical commodity business, with product demand and prices based on numerous factors such as general economic conditions and local, regional and global events and conditions that affect supply, demand and profits. Demand for our products and services benefits from oil and gas markets, a decline in demand or prices for oil and gas will likely cause a decrease in demand for our products and services and result in a decline in our net sales, profit margins and cash flows.

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

The industries in which we operate are highly competitive, which may result in a loss of market share or decrease in net sales or profit margin.

Our products and services are provided in a highly competitive environment and we are subject to competition from a number of similarly sized or larger businesses which may have greater financial and other resources than are available to us. Factors that affect competition include timely delivery of products and services, reputation, manufacturing capabilities, price, performance and dependability. Any failure to adapt to a changing competitive environment may result in a loss of market share and a decrease in net sales and profit margins.

We often utilize fixed-price contracts which could adversely affect our financial results.

We currently generate, and expect to continue to generate, a significant portion of our net sales under fixed-price contracts. We must estimate the costs of completing a particular project to bid for such fixed-price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed-price contracts, may result in actual net sales and gross profits for a project differing from those we originally estimated and could result in reduced profitability and losses on projects. Depending upon the size of fixed-price contracts, variations from estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profit.

A portion of our net sales is recognized on the percentage-of-completion method of accounting. The percentage-of-completion method of accounting practice we use results in recognizing contract net sales and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract net sales, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Actual collection of contract amounts or change orders could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.

We may not be able to fully realize the net sales value reported in our backlog.

Orders included in our backlog are represented by customer purchase orders and contracts. Backlog develops as a result of new business which represents the net sales value of new project commitments received by us during a given period. Backlog consists of projects which have either (1) not yet been started or (2) are in progress and are not yet complete. In the latter case, the net sales value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, projects that were recorded as new business are cancelled. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total net sales included in our backlog. In addition to being unable to recover certain direct costs, we may also incur additional costs resulting from underutilized assets if projects are cancelled.

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

The consequences of a prolonged recession could include a lower level of economic activity and uncertainty regarding commodity and capital markets. During early 2011 and 2010, we experienced a reduction in the demand for our products as a result of a reduction in economic activity. The lack of a sustained recovery could continue to have an adverse effect on our results of operation, cash flows or financial position.

Our failure to attract and retain qualified personnel could lead to a loss of net sales or profitability.

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

We generate a significant portion of our net sales from international operations and are subject to the risks of doing business outside of the United States.

Approximately 36% of our net sales in 2011 were generated from projects and business operations outside of the United States, primarily provided to the oil and gas, drilling and marine industries in the following countries: Mexico, Canada, United Arab Emirate, India and Brazil. This percentage was approximately 15% in 2010. The oil and gas industry operates in both remote and potentially politically unstable locations, and numerous risks and uncertainties affect our non-United States operations. These risks and uncertainties include changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as United States laws affecting activities of United States companies abroad, including tax laws and enforcement of contract and intellectual property rights. In addition, the costs of providing our services can be adversely and/or unexpectedly impacted by the remoteness of the locations and other logistical factors.

We maintain an investment in a joint venture with a Chinese energy company. We may encounter unforeseen or unexpected operating, financial, political or cultural factors that could impact its business plans and the expected profitability from such investment. We will face risks if China loses normal trade relations with the United States and it may be adversely affected by the diplomatic and political relationships between the United States and China. As a result of the relatively weak Chinese legal system, in general, and the intellectual property regime, in particular, we may face additional risk with respect to the protection of our intellectual property in China. Changes in China’s political and economic policies could adversely affect our investment and business opportunities in China.

The marketplace may not accept and utilize our newly developed solar products and services, the effect of which would prevent us from successfully commercializing any proposed products or services and adversely affect our level of future net sales for these solar products.

Our ability to market and commercialize our products and services for the manufacture and distribution of the newly developed solar products directly depends on the acceptance of such products and services by the industry.

Foreign Currency Transaction Risk

AETI maintains equity method investments in its Singapore, Chinese and Brazilian joint ventures, MIEFE, BOMAY, and AAG, respectively. The functional currencies of the joint ventures are the Singapore Dollar, the Chinese Yuan and the Brazilian Real, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income, net of deferred taxes in AETI’s consolidated balance sheet. This item increased from $692,000 at December 31, 2010 to $849,000 at December 31, 2011 due principally to the weakness of the United States Dollar against the Chinese Yuan. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment. The limit of BOMAY’s loan amount shall be determined by the BOMAY Board of Directors subject to the operating requirements. At this time, no guarantees have been provided by AETI.

Other than the aforementioned items, we do not believe we are exposed to foreign currency exchange risk because all of our net sales and purchases are denominated in United States Dollars.

Commodity Price Risk

We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We endeavor to recoup any price increases from our customers on an individual contract basis to avoid operating margin erosion. Although historically we have not entered into any contracts to hedge commodity risk, we may do so in the future.

Commodity price changes can have a material impact on our prospective earnings and cash flows. Copper, steel and aluminum represent a significant element of our material cost. Significant increases in the prices of these materials could reduce our estimated operating margins if we are unable to recover such increases from customer net sales.

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through July 1, 2013. At December 31, 2011, the Company had $5.0 million of variable-rate debt outstanding under the facility. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have had an insignificant, unfavorable impact on the Company’s pretax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the 30 day LIBOR rate (0.28% at December 31, 2011) plus 3.25% per year. The agreement is collateralized by trade accounts receivable, inventory, work-in-process, equipment and real property located in Beaumont and Houston, TX.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following table describes the material facilities of AETI and its subsidiaries including foreign joint ventures as of December 31, 2011:

Location	General Description	Acres	Approximate Square Feet of Building	Owned/Leased
Houston, Texas	Company and M&I headquarters, TP&S and E&I service center and storage	3.0	26,000	Owned
Beaumont, Texas	TP&S manufacturing and storage	9.0	85,000	Owned
Bay St. Louis, Mississippi	M&I manufacturing	3.0	11,000	Owned
Keystone Heights, Florida	AAT offices and manufacturing	8.5	67,500	Owned

Foreign joint ventures’ operations:

Xian, Shaanxi, China	BOMAY Electric Industries offices and manufacturing	4.1	108,000	Leased
Singapore	M&I Electric Far East offices and manufacturing	0.3	2,000	Leased
Macae-RJ Brazil	AETI Alliance Group Brazil offices and manufacturing	0.1	1,600	Leased

ITEM 3.	LEGAL PROCEEDINGS.

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters is not expected to have a material effect on our consolidated financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on The NASDAQ Stock Market under the symbol “AETI”.

The following table sets forth quotations for the high and low sales prices for the Company’s common stock, as reported by NASDAQ, for the periods indicated below:

	Year Ended December 31, 2011		Year Ended December 31, 2010
	High	Low	High	Low
First Quarter	$2.76	$1.90	$2.79	$2.15

Second Quarter	3.47	2.51	3.08	2.00

Third Quarter	3.79	2.84	2.32	2.00

Fourth Quarter	5.34	3.41	2.49	2.20

As of March 08, 2012, there were 66 shareholders of record.

The Company did not declare or pay cash dividends in either fiscal year 2011 or 2010. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business. Our bank loan agreement restricts the payment of cash dividends to stockholders.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial data for the periods presented. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report. The information set forth below is not necessarily indicative of results of future operations. Since the M&I Merger has been accounted for as a reverse acquisition under the purchase method of accounting, our consolidated financial statements include the historical results of M&I prior to the M&I Merger and that of the combined company following the M&I Merger and do not include the historical results of AAT prior to the M&I Merger. All share and per share disclosures have been retroactively adjusted to include the exchange of shares in the M&I Merger and the 1-for-5 reverse split of our common stock on May 15, 2007. Amounts are in thousands of dollars except share and per share data.

	2011*	2010	2009	2008	2007
Net sales	$51,940	$38,964	$52,163	$65,387	$55,665

Net income (loss)	$(5,888)	$(1,694)	$678	$1,657	$590

Earnings (loss) per common share:
Basic	$(0.75)	$(0.22)	$0.09	$0.22	$0.08
Diluted	$(0.75)	$(0.22)	$0.09	$0.21	$0.08

Cash dividends declared per common share	—	—	—	—	—

Shares used in computing earnings (loss) per share
Basic	7,813,587	7,741,594	7,689,915	7,662,811	7,058,529
Diluted	7,813,587	7,741,594	7,827,531	7,707,091	7,059,447

Cash and equivalents	$3,749	$1,364	$1,497	$149	$594
Total assets	36,231	34,027	33,522	38,698	37,282
Long-term debt (including current maturities)	5,211	4,365	3,511	4,648	5,500
Total liabilities	18,710	11,101	9,608	15,769	16,136
Total stockholders’ equity	17,521	22,926	23,914	22,929	21,146

Note:	* In 2011 the company recorded a net valuation reserve of $6.7 million related to its net operating loss carry forwards and other related deferred tax assets resulting in a $5.4 million non-cash tax expense in 2011. For further information see Note 7 to the Consolidated Financial statements included in this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements, based on current expectations related to future events and AETI’s future financial performance that involves risks and uncertainties. AETI’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth in the section entitled “Risk Factors” in this Form 10-K.

Overview

In May 2007, M&I was a party to a reverse merger transaction in which it was legally acquired by American Access Technologies Inc., (“AAT”). The shareholders of M&I were issued stock of AAT in amounts that in aggregate constituted approximately 80% of the total shares outstanding. As a result, the M&I Merger has been accounted for as an acquisition of AAT by M&I. Immediately following the M&I Merger, AAT’s name was changed to American Electric Technologies, Inc. Results of operations of AAT have been consolidated commencing with the merger date. References to operating results prior to the May 2007 merger date include solely M&I and its subsidiaries and affiliates.

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of both M&I and AAT. We report financial data for three operating segments: the TP&S segment and the E&I segment which together encompass the operations of M&I including its South Coast Electric Systems, LLC subsidiary and the AAT segment which encompasses the operations of AAT including its wholly-owned Omega Metals division. In addition, M&I holds a 40%, 41%, and 49% interest in China, Singapore, and Brazil foreign joint ventures’ operations, respectively. Prior to December 31, 2011 the Company owned 49% of the Singapore’s joint venture with our joint venture partner, Oakwell Engineering, Ltd., owning the remaining 51%. At December 31st 2011, we exchanged 8% of our MIEFE ownership for satisfaction of amounts owed to MIEFE’s general manager, under a deferred compensation arrangement for approximately $190,000. These ventures are stand-alone operating companies and enhance our ability to provide products to these markets. Results from these ventures are reported using the equity method of accounting.

Results of Operations

The table below summarizes our consolidated net sales and profitability for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009
Net sales	$51,940	$38,964	$52,163

Gross profit	7,155	3,656	6,631
Gross profit %	13.8%	9.4%	12.7%
Research and development expenses	(577)	(882)	(262)
Selling and marketing expenses	(2,508)	(2,275)	(2,138)
General and administrative expenses	(5,780)	(4,833)	(4,743)

Loss from domestic operations	(1,710)	(4,334)	(512)

Equity income from foreign joint ventures’ operations	1,917	2,304	2,130
Foreign joint ventures’ operations related expenses	(437)	(436)	(407)

Net equity income from foreign joint ventures’ operations	1,480	1,868	1,723

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations	(230)	(2,466)	1,211

Other expense, net	(216)	(318)	(244)

Net income (loss) before income taxes	(446)	(2,784)	967
(Provision for) benefit from income taxes	(5,442)	1,090	(289)

Net income (loss)	$(5,888)	$(1,694)	$678

Segment Information:

The table below represents segment results for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Net Sales:
Technical Products and Services	$28,929	$20,583	$31,058
Electrical and Instrumentation Construction	15,478	11,503	14,570
American Access Technologies	7,533	6,878	6,535

	$51,940	$38,964	$52,163

Gross Profit (Loss):
Technical Products and Services	$4,589	$1,155	$6,096
Electrical and Instrumentation Construction	1,233	834	(483)
American Access Technologies	1,333	1,667	1,018

	$7,155	$3,656	$6,631

Operating Income from domestic operations and equity in foreign joint ventures’ operations
Technical Products and Services	$3,891	$175	$2,954
Electrical and Instrumentation Construction	1,233	834	(1,834)
American Access Technologies	(227)	208	(557)
Corporate and other unallocated expenses	(6,607)	(5,551)	(1,319)

Income from domestic operations	(1,710)	(4,334)	(756)

Equity income from BOMAY	1,656	2,341	1,735
Equity income from MIEFE	10	56	395
Equity income from AAG	251	(93)	—
Foreign operations expenses	(437)	(436)	(407)

Equity income from foreign joint ventures’ operations, net of operations related expenses	1,480	1,868	1,723

Income (loss) from domestic operations and net equity in foreign joint ventures’ operations	$(230)	$(2,466)	$967

Foreign Joint Ventures:

Summary financial information of BOMAY, MIEFE and AAG in U.S. dollars was as follows at December 31, 2011 and 2010 (in thousands):

	BOMAY		MIEFE		AAG
	2011	2010	2011	2010	2011	2010
	(in thousands)
Assets:
Total current assets	$60,817	$47,401	$4,459	$3,842	$1,604	$131
Total non-current assets	5,163	5,155	105	230	49	—

Total assets	$65,980	$52,556	$4,564	$4,072	$1,653	$131

Liabilities and equity:
Total liabilities	$46,499	$35,303	$2,162	$1,441	$1,151	$—
Total joint ventures equity	19,481	17,253	2,402	2,631	502	131

Total liabilities and equity	$65,980	$52,556	$4,564	$4,072	$1,653	$131

Gross sales	$53,574	$38,726	$5,783	$3,171	$4,339	$—
Net income (loss)	4,142	4,164	20	151	532	(125)

The Company made certain adjustments to the reported results that it believes are necessary to comply with accounting principles generally accepted in the U.S. Prior to December 31, 2011 the Company owned 49% of the joint venture in Singapore with our joint venture partner, Oakwell Engineering, Ltd., owning the remaining 51%. At December 31st 2011, we exchanged 8% of our MIEFE ownership for satisfaction of amounts owed to MIEFE’s general manager under a deferred compensation arrangement for approximately $190,000.

The Company’s investment in and advances to its foreign joint ventures’ operations were as follows as of December 31, 2011 and 2010:

	2011				2010
	BOMAY*	MIEFE	AAG	TOTAL	BOMAY*	MIEFE	AAG	TOTAL
	(in thousands)				(in thousands)
Investment in joint ventures:
Balance, beginning of year	$2,033	$17	$158	$2,208	$2,033	$17	$—	$2,050
Ownership exchange	—	(3)	—	(3)	—	—	—	—
Additional amounts invested and advanced	—	—	126	126	—	—	158	158

Balance, end of year	2,033	14	284	2,331	2,033	17	158	2,208

Undistributed earnings:
Balance, beginning of year	$4,221	$990	$(93)	$5,118	$2,919	$1,109	$—	$4,028
Equity in earnings (loss)	1,656	10	251	1,917	2,341	56	(93)	2,304
Ownership exchange	—	(143)	—	(143)	—	—	—	—
Dividend distributions	(1,038)	(118)	—	(1,156)	(1,039)	(175)	—	(1,214)

Balance, end of year	4,839	739	158	5,736	4,221	990	(93)	5,118

Foreign currency translation
Balance, beginning of year	$767	$282	$—	$1,049	$223	$147	$—	$370
Ownership exchange	—	(45)	—	(45)	—	—	—	—
Change during the year	273	(4)	(32)	237	544	135	—	679

Balance, end of year	1,040	233	(32)	1,241	767	282	—	1,049

Investments, end of year	$7,912	$986	$410	$9,308	$7,021	$1,289	$65	$8,375

*	Accumulated statutory reserves in equity method investments of $1.3 million and $945,000 at December 31, 2011 and 2010, respectively are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign operations, an enterprise established in the PRC with foreign operations is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

The Company accounts for its investments in foreign joint ventures’ operations using the equity method of accounting. Under the equity method, the Company’s share of the joint ventures’ operations’ earnings or loss is recognized in the statement of operations as equity income (loss) from foreign joint ventures’ operations. Joint venture income increases the carrying value of the joint ventures and joint venture losses reduce the carrying value. Dividends received from the joint ventures reduce the carrying value.

Year ended December 31, 2011 compared to year ended December 31, 2010

Consolidated net sales increased $13.0 million or 33%, to $51.9 million for the year ended December 31, 2011 over the comparable period in 2010. The Company’s reporting segments showed strong net sales growth from the comparative period primarily due to increased demand for its technical products related to the U. S. land drilling market.

Consolidated gross profit increased $3.5 million to $7.2 million and increased as a percentage of net sales from 9% to 14%. This increase was mainly attributable to the TP&S segment’s increased net sales and direct margin compared to the previous period in 2010, as well as a reduction of the Company’s indirect costs of sales expenses of approximately $1.4 million for the year ended December 31, 2011. This performance reflects the improving conditions in the land drilling markets and benefits of the cost reduction efforts implemented in late 2010. The Company’s gross profit reported each quarter in 2011 was $1.2 million in the first quarter, $1.5 million in the second quarter, $2.2 million in the third quarter and $2.3 million in the fourth quarter which reflected a continued improvement with each quarter. In the four quarter 2011, the Company wrote down its AAT inventory by $276,000 as a charge to cost of sales which reflected a change in the labor and overhead absorption rates in inventory.

Segment Comparisons

The TP&S segment’s net sales increased $8.3 million from $20.6 million for the year ended December 31, 2010, to $28.9 million for the year ended December 31, 2011, a 41% improvement which reflects the increase in the land drilling market. Gross profit for the segment for the year ended December 31, 2011 was $4.6 million, an increase of $3.4 million over the prior year gross profit of $1.2 million. In 2010, the Company implemented cost saving initiatives which reduced indirect expense by $1.1 million in 2011 over 2010.

The E&I segment reported net sales of $15.5 million for the year ended December 31, 2011, an increase of $4.0 million, or 35%, over the year ended December 31, 2010 which primarily reflected an improvement in the water/wastewater projects developed in municipalities. Gross profit for the E&I segment during the year ended December 31, 2011 was $1.2 million, compared to $834,000 in the corresponding prior year period. Although gross profit as a percentage of net sales increased to 8% from 7% in the comparable prior period, the water/wastewater market continues to be competitive with fixed-priced projects. Indirect costs during 2011 declined by $314,000 which benefited the gross profit.

The AAT segment reported net sales of $7.5 million for the year ended December 31, 2011, up $655,000 from the comparable prior year period, a 10% increase. Gross profit decreased by $334,000 in 2011, from $1.7 million in the prior year period. Gross profit as a percentage of net sales decreased to 18% in 2011from 24% in the comparable prior period. In the fourth quarter 2011, the Company wrote down its AAT inventory by $276,000 as a charge to cost of sales which reflected a change in the labor and overhead absorption rates in inventory. This segment continues to be challenged by competitive pricing due to weakness in the industrial sector.

Research and development costs for the year ended December 31, 2011 were down to $557,000 from $882,000 in the previous period, all of which related to the continued development of the Company’s ISIS products.

Selling and marketing expenses for the year ended December 31, 2011 were $2.5 million, or 5% of net sales compared to the prior year period ended December 31, 2010 of $2.3 million, or 6% of net sales. The dollar increase is primarily attributable to increased commissions related to the $13.0 million increase in net sales and an increase in marketing trade shows of approximately $130,000.

General and administrative expenses were up for the year ended December 31, 2011 over the same period in 2010 by $947,000 due to an increase in Company’s variable compensation expense of $364,000 and legal expenses of $368,000 related to the E&I segment’s arbitration dispute, from which the Company received a favorable determination from the binding arbitrator. In addition, the Company recorded an additional audit expense accrual of $252,000 in 2011.

Net equity income from foreign joint ventures decreased for the year ended December 31, 2011 by $388,000 to $1.5 million as compared to the prior year period ended December 31, 2010. Equity income from foreign joint ventures for the year ended December 31, 2010, benefited from the reversal of a $660,000 expense accrual recorded in 2007 associated with the BOMAY joint venture of which management determined in 2010 was no longer necessary.

Consolidated other expense, net was $216,000 for the year ended December 31, 2011, a decrease of $102,000 from the comparable prior year. The decrease primarily resulted from a $200,000 customer settlement in 2010 partially offset by an increase in interest expense due to a $1.0 million increase in outstanding debt in the revolving credit balance and higher interest rates in 2011.

The (provision for) benefit from income taxes for the year ended December 31, 2011 was a non-cash expense of $5.4 million which reflects the valuation allowance related to the Company’s net deferred tax assets related to its U.S. operations. The deferred tax asset was primarily related to the net operating loss carry forwards of $9.8 million generated by AAT prior to the Company’s merger in 2007. Subsequently, the Company generated additional net operating losses and foreign tax credit carry forwards. It was determined in the fourth quarter of 2011 that due to the Internal Revenue’s Section 382 limitations on our ability to utilize the net operating losses and due to three years of cumulative losses, a full valuation allowance was warranted and as such, an expense was recorded. See Note 7 to the Consolidated Financial Statements included in this report for further details.

Year ended December 31, 2010 compared to year ended December 31, 2009

Consolidated net sales decreased by $13.2 million or 25% for the year ended December 31, 2010 over the comparable prior year in 2009. The decrease is attributable to the overall decline in the global economy. The TP&S segment recorded a $10.5 million decrease in net sales, or 34%, the E&I segment recorded a $3.1 million decrease in net sales, or 21%, and the AAT segment recorded a $343,000 increase in net sales, or 5%.

Consolidated gross profit decreased $3.0 million or 45%, to $3.7 million for the year ended December 31, 2010. This decrease is mainly attributable to the declining market around the TP&S segment. This was partially offset by the increased performance of the E&I segment mainly attributable to the exit from the unprofitable new school construction business in 2009.

Segment Comparisons

The TP&S segment’s net sales decreased by $10.5 million to $20.6 million for the year ended December 31, 2010, a 34% decrease. This is reflective of the continued weakness in the Company’s traditional marine, drilling and industrial businesses that began in 2009, although the company did see solid business improvement in the second half of the year. Gross profit for the segment decreased $4.9 million for the year ended December 31, 2010, primarily as a result of a 34% decline in net sales. Included in gross profit for this segment is approximately $5.1 million of indirect operating costs, primarily supervisory and administrative payroll related costs that the Company views as mostly fixed in nature. Also included is a more variable component of labor cost resulting from the reduced manufacturing activity levels. A net increase in these costs accounted for approximately $500,000 of the $4.9 million year over year decrease in gross profit.

The E&I segment’s net sales decreased to $11.5 million from $14.6 million for the year ended December 31, 2010, a 21% decrease. E&I reported a $1.3 million profit improvement in spite of the decrease in net sales. Direct margins improved to 22% from 10% for the years ended December 31, 2010 and 2009, respectively, and indirect costs were reduced by 15% during the same period. Performance in 2009 was particularly low, because of the impact of the new school construction business which the Company completed its exit from in 2009. Gross profit for the E&I segment was $834,000, or 7% during the year ended December 31, 2010, as compared to a loss of $483,000, or negative 3%, for the year ended 2009. Approximately $2.3 million of the $3.1 million decrease in sales came from reduced sales in the data center market. The segment benefited from $700,000 increase in sales from its traditional construction markets, primarily water and waste water facility construction and the exit from the new school construction business projects which were very unprofitable in the 2009 period.

The AAT segment reported net sales of $6.9 million for the year ended December 31, 2010, up 5% as compared to the year ended 2009. Gross profit increased $649,000 as compared to the $1.0 million gross profit for the year ended December 31, 2009. The primary driver of improvement came from a direct margins increase of 3% and an indirect manufacturing cost decrease of 17% and general and administrative costs decreased more than 5%.

Research and development costs for the year ended December 31, 2010 were up to $882,000 from $262,000 in the previous period, all of which related to continued development of the Company’s solar inverter product, the Integrated Solar Inversion Station (“ISIS”).

Selling and marketing expenses for the year ended December 31, 2010 were $2.3 million compared to the prior year period ended December 31, 2009 of $2.1 million. The increase in expenses is primarily attributed to the increased renewable marketing costs. These renewable marketing costs are directly related to the recently developed ISIS products.

General and administrative expenses were essentially flat for the year ended December 31, 2010 over the same period in 2009.

Net equity income from foreign joint ventures increased for the year ended December 31, 2010 by $145,000 as compared to the prior year period ended December 31, 2009. Equity income from foreign joint ventures for the year ended December 31, 2010, benefited from the reversal of a $660,000 expense accrual recorded in 2007 associated with the BOMAY joint venture.

Consolidated other expense, net was $318,000, an increase of $74,000 from the comparable prior year.

The (provision for) benefit from income taxes increased for the year ended December 31, 2010 by $1.4 million consistent with the increase in loss before income tax. The effective tax rate of 39% was greater than the prior year and is a result of deemed foreign tax credits in 2010.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2011	December 31, 2010
	(in thousands except percentages and ratios)
Working capital	$11,243	$11,976
Current ratio	2.0 to 1	2.9 to 1
Total debt	$5,211	$4,415
Debt as a percent of total capitalization	23%	16%
Consolidated tangible net worth (per loan agreement *)	$7,888	$11,121

*	Consolidated tangible net worth includes the borrower’s and its subsidiaries’ assets less the sum of (i) the aggregate book value of the consolidated intangible assets, (ii) advances to and investments in joint ventures, (iii) accounts receivable from the holders of equity interests and borrower’s affiliates, and (iv) consolidated total liabilities excluding subordinated debt.

AETI’s long-term debt as of December 31, 2011 was $5.1 million on which payments are current. This amount includes the long-term portion of a capitalized lease obligation in the amount of $67,000.

Notes Payable

The Company entered into a credit agreement with JP Morgan Chase Bank, N.A. (“Chase”) in October 2007. The credit agreement has a maturity on July 1, 2013. At December 31, 2011, and 2010 there were $5.0 million and $4.0 million of borrowings outstanding and at December 31, 2011, there was additional borrowing capacity of $3.7 million. The revolving credit line is $10.0 million with a limit of up to $6.0 million of borrowing in the event that “adjusted net income” is less than $1.00 for any quarter (“Line Limit”). Adjusted net income is defined as domestic operating income plus depreciation and amortization. The agreement is collateralized by the Company’s real estate in Houston and Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-process, and the Company’s U.S. subsidiaries are guarantors of the borrowings. Under the agreement, the Company pays a commitment fee of 0.3% of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios, including maintenance of a minimum current ratio, leverage ratio and tangible net worth and restriction from paying dividends without prior written consent of the bank. On July 27, 2011, the Company amended its interest rate on the Company borrowings to 30 day LIBOR rate (0.28% at December 31, 2011) plus 3.25% per annum. Prior to July 27, 2011, the interest rate on the Company’s borrowings was 30 day LIBOR rate (0.26% at December 31, 2010) plus 2.75% per year.

At December 31, 2011, the Company’s tangible net worth was $7.88 million, the current ratio was 1.99 times and the leverage ratio was 2.06 times all of which were unfavorably impacted by an increase in customer deposits and the recording of the $5.4 million deferred tax asset valuation allowance giving rise to a net deferred tax liability of $2.3 million on the face of the Company’s Consolidated Balance Sheet. Therefore, on March 28, 2012, the Company amended its agreement with Chase with an effective date of December 31, 2011. In this amendment, Chase modified its covenants to a minimum tangible net worth of $7.130 million and to remain at this level until the earlier to occur of 1) a step up in the minimum tangible net worth of 80% of any equity or capital raise or 2) a step up of an incremental $1.0 million as of December 31, 2012. Additionally, the current ratio was modified from a minimum 2.0 times to 1.50 times at December 2011 and then increase back to 2.0 times at June 30, 2012. The leverage ratio was modified from a maximum of 2.0 times to 2.75 times and then reduces back to 2.0 times at June 30, 2012. In the definition of total liabilities per the agreement, the deferred tax liability may be excluded; however, such exclusion has certain exceptions.

At December 31, 2010 the minimum tangible net worth, as defined in the agreement, was $11.35 million; however, the Company’s tangible net worth was approximately $11.2 million. Therefore, on March 28, 2011, the Company amended its revolving credit agreement with Chase, with an effective date of December 31, 2010. The amendment lowered the minimum required tangible net worth to $10.0 million (from $11.35 million) and increased the Line Limit to $6.0 million (from $4.0 million). The revised agreement included the Company’s real estate in Houston and Beaumont, Texas as additional collateral for borrowings under the line.

Effective July 1, 2010, the Company amended its agreement with Chase with a revolving credit line not to exceed the lesser of $10.0 million or the sum of (i) 80% of eligible accounts receivable and (ii) 40% of the eligible inventory up to an amount not to exceed $1.0 million, less (iii) $75,000. In addition, the interest rate on borrowings under the agreement was amended, increasing the rate from the 30 day LIBOR rate plus 2.25% to the 30 day LIBOR rate plus 2.75%.

In the June 11, 2010 amendment, the maximum borrowing amount under the line was limited to $4.0 million in the event that adjusted net income was less than $1.00 at any time.

Subsequent Event

On March 8, 2012, the Company acquired the technology of Amnor Technologies, Inc. for cash of $100,000 plus 44,000 shares of the Company’s common stock, 11,000 to be issued immediately and 33,000 shares of common stock to be issued over the next 3 years. The technology provides automation and control system technologies for land and offshore drilling monitoring and control (auto-driller); marine automation including ballast control and tank monitoring and machinery plant control and monitoring systems; IP-based CCTV systems; and military vessel security and safety systems, all proven in multiple installations.

Sources and Use of Cash

We derive the majority of our operating cash inflow from receipts on the sale of goods and services and cash outflow for the procurement of materials and labor. Accordingly, cash flow is subject to market fluctuations and conditions. A substantial portion of our business, primarily construction and products, is characterized by long-term contracts. Most of our long-term contracts allow for several progress billings that provide us with cash receipts as costs are incurred throughout the project, rather than upon contract completion, thereby reducing working capital requirements. We also utilize borrowings under our revolving credit agreement, discussed in the preceding section, for our cash needs.

Operating Activities

During the twelve months ended December 31, 2011, the Company generated cash flows from operations of $1.1 million as compared to using $1.7 million for the same period in 2010. In both periods, the impact on cash from the operating loss was benefited by the generation of cash from working capital of $2.4 million for the year ended December 31, 2011 and $2.1 million for the same period in 2010. The increase in cash generated from working capital is a result of increased customer deposits offset by increases in account receivables and inventory, primarily in the TPS segment.

Investing Activities

During the twelve months ended December 31, 2011, the Company generated $502,000 in cash from investing activities compared to $758,000 for the comparable period in 2010. This is mainly attributable to dividends received from joint ventures, amounting to $1.2 million in 2011 and 2010 respectively. Capital expenditures in 2011 totaled $533,000 and $368,000 in 2010. The Company has plans of expanding its Beaumont facility and upgrading its ERP system at AAT and as such expects to spend approximately $760,000 during 2012.

Financing Activities

During the twelve months ended December 31, 2011, the Company generated $831,000 in cash from financing activities as compared to $839,000 for the comparable period in 2010. The main source of cash was borrowings from the revolving credit facility in the amount of $1.0 million for each year end period. The additional borrowings on the revolving credit facility were needed to fund current working capital needs.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of debt requirements and operating cash needs. To meet our short and long-term liquidity requirements, we rely primarily on cash from operations. Beyond cash generated from operations, we have an unused credit facility of $5.0 million with $3.7 million available at December 31, 2011 and $3.7 million of unrestricted cash at December 31, 2011

Operating Lease Commitments

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011:

Year Ending December 31,	Amount
(In thousands)
2012	$246
2013	198
2014	149
2015	85
2016	9

$687

In March, 2008, the Company entered into a capital lease in order to finance shop equipment and related training expenses related to its American Access segment. The lease term commenced in June, 2008, when the equipment was installed and operational. The lease obligation and capitalized amount at inception was $725,000 and the lease term is 60 months. The following is a schedule of future minimum lease payments associated with the Company’s capital lease obligation:

Year Ending December 31,	Amount
(In thousands)
2012	$154
2013	67

Total future minimum lease payments	221
Less imputed interest	(10)

Net present value of future minimum lease payments	$211

Contractual Obligations

Payments due under contractual obligations at December 31, 2011, are as follows (dollars in thousands):

	Within 1 Year	2 - 3 years	3 - 5 years	More Than 5 Years	Total
	(in thousands)
Capital lease	$154	$57	$—	$—	$211
Long-term debt obligations	—	5,000	—	—	5,000
Interest on long-term debt	175	88	—	—	263

Total	$329	$5,145	$—	$—	$5,474

Interest is estimated based on the current rate of approximately 3.50%

Outlook for Fiscal 2012

AETI enters 2012 with a backlog of $21.2 million which is up significantly from the prior year. The near term demand for our products and services are uncertain due to global energy market conditions and the disruptions in financial markets. We took action in the second half of 2011 to improve our cost structure and reduce our breakeven levels. Our outlook is that short-term net sales should be flat, but we do see some growth opportunities in our TP&S, E&I Construction and AAT segments that we are aggressively pursuing.

We closely monitor our backlog and order activity and continue to adjust our cost structure and expenditures accordingly as conditions require. We expect to benefit from our recent product and business development activities, including our drilling control systems technology acquisition. We expect to continue our initiatives in these markets. We are also upbeat for the coming year for our Chinese and Brazilian foreign joint ventures’ operations based on global energy demand growth and opportunities we see in the sales pipeline.

The Company believes its existing cash, working capital and unused credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months. The Company continues to review growth opportunities and depending on the cash needs may raise cash in the form of debt, equity, or a combination of both.

Effects of Inflation

Price increases in crucial raw materials, particularly copper and steel, and electrical components occurred in 2011. The Company has been generally successful in recovering these increases from its customers in the form of increased prices. As a result, AETI has not experienced material margin erosion due to inflationary pressures. Future inflationary pressures will likely be largely dependent on the worldwide demand for these basic materials which cannot be predicted at this time.

Commitments and Contingencies

The Company completed a $6.7 million E&I construction contract during the early part of 2010 on which a total loss of $1.2 million was recorded. A loss of $352,000 was recorded in 2010, and an additional $891,000 loss was recorded in prior years.

The Company filed a claim against the general contractor for approximately $1.1 million for the above referenced contract. As a result of this dispute, the general contractor filed a claim against the Company for $800,000 claiming the Company caused overall project delays. The case was closed on October 25, 2011, when the Company received notification of the arbitrator’s final binding decision in which the Company was awarded approximately $434,000 which represents the receivable balance due to the Company.

On September 1, 1999, the Company created a group medical and hospitalization minimum premium insurance program. For the policy year ended August 2011, the Company is liable for all claims each year up to $60,000 per insured, or $1.3 million in the aggregate. An outside insurance company insures any claims in excess of these amounts. The Company’s expense for this minimum premium insurance totaled $802,000 and $871,000 during the years ended December 31, 2011 and 2010, respectively. Insurance reserves included in accrued payroll and benefits in the accompanying consolidated balance sheets were approximately $212,000 and $72,000 at December 31, 2011 and 2010, respectively.

Critical Accounting Policies and Estimates

We have adopted various critical accounting policies that govern the application of accounting principles generally accepted in the United States of America (“U.S. GAAP”) in the preparation of our consolidated financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Certain accounting policies involve significant estimates and assumptions by us that have a material impact on our financial condition or operating performance. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of our consolidated financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”, nor do we have any “variable interest entities”.

Inventories – Inventories are stated at the lower of cost or market, with material value determined using an average cost method. Inventory costs for finished goods and work-in-process include direct material, direct labor, production overhead and outside services. TP&S and E&I indirect overhead is apportioned to work in process based on direct labor incurred. AAT production overhead, including indirect labor, is allocated to finished goods and work-in-process based on material consumption, which is an estimate that could be subject to change in the near term as additional information is obtained and as our operating environment changes

Allowance for Obsolete and Slow-Moving Inventory – We regularly review the value of inventory on hand using specific aging categories, and record a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and financial condition of those specific customers. We also review historical experience with the customer, the general economic environment and the aging of our receivables. We record an allowance to reduce receivables to the amount that we reasonably believe to be collectible. Based on our assessment, we believe our allowance for doubtful accounts is adequate.

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

Foreign Currency Gains and Losses – Foreign currency translations are included as a separate component of comprehensive income. We have determined the local currency of foreign joint ventures to be the functional currency. In accordance with ASC 830, the assets and liabilities of the foreign equity investees, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date and net sales and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

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

Equity Income from Foreign Joint Ventures’ Operations – The Company accounts for its investments in foreign joint ventures using the equity method. Under the equity method, the Company records its pro-rata share of foreign joint ventures income or losses and adjusts the basis of its investment accordingly. Dividends received from the joint ventures, if any, are recorded as reductions to the investment balance.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for reporting periods beginning after December 15, 2011 with application on a prospective basis. Management is currently evaluating the impact of this new guidance on the financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance now requires the Company to present the components of net income and other comprehensive income either in one continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether the Company chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the Company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective retrospectively for fiscal years and interim reporting periods within these years beginning after December 15, 2011, with early adoption permitted. The Company is currently presenting a separate statement of other comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for annual periods beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a significant impact on our financial position or result of operations.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210):Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 was issued to provide enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The amendments under ASU No. 2011-11 require enhanced disclosures by requiring entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU No. 2011-11 is effective retrospectively for annual periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of ASU 2011-11 is not expected to have a significant impact on our financial position or result of operations.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 defers the effective date for provisions of ASU No. 2011-05 requiring entities to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and reinstates the requirement that reclassifications must be either disclosed on the face of the financial statements or in the notes. The adoption of ASU 2011-12 is not expected to have a significant impact on our financial statements or disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through July 1, 2013. At December 31, 2011, the Company had $5.0 million of variable-rate debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have had an insignificant, unfavorable impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the 30 day LIBOR rate (0.28% at December 31, 2011) plus 3.25% per year. The agreement is collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

AETI maintains equity method investments in its Singapore, Chinese and Brazilian joint ventures, MIEFE, BOMAY, and AAG, respectively. The functional currencies of the joint ventures are the Singapore Dollar, the Chinese Yuan and the Brazilian Real, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in AETI’s condensed consolidated balance sheets. In the current period this item increased from $692,000 at December 31, 2010 to $849,000 at December 31, 2011 due principally to the weakness of the United States Dollar against the Chinese Yuan. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment, and at this time, no guarantees have been provided by AETI.

Other than the aforementioned items, we do not believe we are exposed to foreign currency exchange risk because all of our net sales and purchases are denominated in United States Dollars.

Commodity Price Risk

We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We endeavor to recoup these price increases from our customers on an individual contract basis to avoid operating margin erosion. Although historically we have not entered into any contracts to hedge commodity risk, we may do so in the future. Commodity price changes can have a material impact on our prospective earnings and cash flows. Copper, steel and aluminum represents a significant element of our material cost. Significant increases in the prices of these materials could reduce our estimated operating margins if we are unable to recover such increases from our customers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index on page F-2 of our Consolidated Financial Statements and Notes thereto contained herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2011. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2011 based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information required by this item is incorporated by reference to the information contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after our December 31, 2011 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the “Director Independence” and “Certain Relationships and Related Transactions” sections of our Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

See Index on page F-2.

2. Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

3. Exhibits

A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index immediately following the signature pages of this report. We will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request. Stockholders may request exhibit copies by contacting: Frances P. Hawes, Corporate Secretary and Chief Financial Officer, American Electric Technologies, Inc., 6410 Long Drive, Houston, Texas 77087.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2012

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/S/ CHARLES M. DAUBER
Charles M. Dauber
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ CHARLES M. DAUBER Charles M. Dauber	President, Chief Executive Officer, Director (Principal Executive Officer)	March 30, 2012

/s/ Frances Powell Hawes Frances Powell Hawes	Chief Financial Officer and Secretary (Principal Financial Officer)	March 30, 2012

/s/ ARTHUR G. DAUBER Arthur G. Dauber	Executive Chairman and Director	March 30, 2012

/s/ Thomas P. Callahan Thomas P. Callahan	Director	March 30, 2012

/s/ Neal M Dikeman Neal M. Dikeman	Director	March 30, 2012

/s/ HOWARD W. KELLEY Howard W. Kelley	Director	March 30, 2012

/s/ Peter Menikoff Peter Menikoff	Director	March 30, 2012

/s/ J. HOKE PEACOCK II J. Hoke Peacock II	Director	March 30, 2012

AMERICAN ELECTRIC TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

With Report of Independent Registered Public Accounting Firm

December 31, 2011 and 2010

American Electric Technologies, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Electric Technologies, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of American Electric Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and, accordingly, we do not express an opinion thereon.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas

March 30, 2012

American Electric Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$3,749	$1,364
Accounts receivable-trade, net of allowance of $393 and $453 at December 31, 2011 and December 31, 2010, respectively	11,291	8,772
Inventories, net	4,945	3,820
Costs and estimated earnings in excess of billings on uncompleted contracts	2,026	3,487
Prepaid expenses and other current assets	336	358
Deferred income taxes	—	656

Total current assets	22,347	18,457
Property, plant and equipment, net	4,489	4,705
Advances to and investments in foreign joint ventures	9,308	8,375
Deferred tax asset and other assets	87	2,490

Total assets	$36,231	$34,027

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,772	$3,926
Accrued payroll and benefits	1,414	916
Other accrued expenses	835	369
Billings in excess of costs and estimated earnings on uncompleted contracts	2,909	1,056
Short-term notes payable	154	194
Other current liabilities	20	20

Total current liabilities	11,104	6,481
Notes payable	5,057	4,221
Deferred income taxes	2,433	—
Deferred compensation	116	399

Total liabilities	18,710	11,101

Commitments and contingencies (see note 14)
Stockholders’ equity:
Preferred Stock, at redemption value	—	—
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,828,509 and 7,752,965 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	8	8
Additional paid-in capital	8,171	7,845
Accumulated other comprehensive income	849	692
Retained earnings; including accumulated statutory reserves in equity method investments of $1,284 and $945 at December 31, 2011 and December 31, 2010, respectively	8,493	14,381

Total stockholders’ equity	$17,521	$22,926

Total liabilities and stockholders’ equity	$36,231	$34,027

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010
Net sales	$51,940	$38,964
Cost of sales	44,785	35,308

Gross profit	7,155	3,656
Operating expenses:
Research and development	(577)	(882)
Selling and marketing	(2,508)	(2,275)
General and administrative	(5,780)	(4,833)

Total operating expenses	(8,865)	(7,990)

Loss from domestic operations	(1,710)	(4,334)
Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	1,917	2,304
Foreign joint ventures’ operations related expenses	(437)	(436)

Net equity income from foreign joint ventures’ operations	1,480	1,868

Loss from domestic operations and net equity income from foreign joint ventures’ operations	(230)	(2,466)

Other income (expense):
Interest expense	(183)	(131)
Other, net	(33)	(187)

Total other expense, net	(216)	(318)

Loss before income taxes	(446)	(2,784)
(Provision for) benefit from income taxes	(5,442)	1,090

Net loss	$(5,888)	$(1,694)

Net loss per common share:
Basic and diluted	$(0.75)	$(0.22)

Weighted-average number of common shares outstanding:
Basic and diluted	7,813,587	7,741,594

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Other Comprehensive Income (loss)

(in thousands)

	Year Ended December 31,
	2011	2010
Net loss	$(5,888)	$(1,694)
Other comprehensive income:
Foreign currency translation gain, net of deferred income taxes of $80 and $234 for the years ended December 31, 2011 and 2010 respectively	157	455

Other comprehensive income (loss)	$(5,731)	$(1,239)

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2009	7,700,875	$7.701	$7,594	$237	$16,075	$23,914
Common stock issued to ESPP	15,372	0.015	35	—	—	35
Restricted stock units	36,718	0.037	216	—	—	216
Net loss	—	—	—	—	(1,694)	(1,694)
Foreign currency translation	—	—	—	455	—	455

Balance at December 31, 2010	7,752,965	7.753	7,845	692	14,381	22,926
Common stock issued to ESPP	14,252	0.015	35	—	—	35
Restricted stock units	61,292	0.061	291	—	—	291
Net loss	—	—	—	—	(5,888)	(5,888)
Foreign currency translation	—	—	—	157	—	157

Balance at December 31, 2011	7,828,509	$7.829	$8,171	$849	$8,493	$17,521

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,888)	$(1,694)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax provision (benefit)	5,338	(1,151)
Equity income from joint venture’s	(1,917)	(2,304)
Depreciation and amortization	772	880
Stock based compensation	291	216
Provision for bad debt	83	257
Allowance for obsolete inventory	20	(111)
Gain on sale of property and equipment	(5)	(70)
Deferred compensation costs	—	69
Customer settlement	—	100
Change in operating assets and liabilities:
Accounts receivable	(2,413)	1,553
Income taxes payable	—	(182)
Inventories	(1,145)	(146)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,461	263
Prepaid expenses and other current assets	35	89
Accounts payable and accrued liabilities	2,567	398
Billings in excess of costs and estimated earnings on uncompleted contracts	1,853	103

Net cash provided by (used in) operating activities	1,052	(1,730)

Cash flows from investing activities:
Purchases of property, plant and equipment	(533)	(368)
Proceeds from disposal of property, plant and equipment	5	70
Investment in joint venture	(126)	(158)
Proceeds from joint venture dividends	1,156	1,214

Net cash provided from investing activities	502	758

Cash flows from financing activities:
Proceeds from sale of common stock	35	35
Advances from revolving credit facility	1,000	1,000
Capital lease obligation payment	(154)	(146)
Principal payments on short-term notes payable	(50)	(50)

Net cash provided by financing activities	831	839

Net increase (decrease) in cash and cash equivalents	2,385	(133)
Cash and cash equivalents, beginning of year	1,364	1,497

Cash and cash equivalents, end of year	$3,749	$1,364

Supplemental disclosures of cash flow information:
Interest paid	$193	$131

Income taxes paid	$133	$145

The accompanying notes are an integral part of the consolidated financial statement.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)	Organization and Nature of Business

American Electric Technologies, Inc. (“AETI” or the “Company”) is the surviving financial reporting entity from a reverse acquisition of an 80% interest in American Access Technologies, Inc. by the shareholders of M&I Electric Industries, Inc.(“M&I”) on May 17, 2007. Immediately upon the completion of the reverse acquisition, American Access Technologies, Inc. changed its name to American Electric Technologies, Inc. AETI is a Florida corporation and M&I, AETI’s wholly-owned subsidiary, a Texas corporation. M&I has a wholly-owned subsidiary, South Coast Electric Systems, LLC (“SC”), a Mississippi based company, and joint venture interests in China, Singapore and Brazil. On January 1, 2008, AETI established a wholly- owned subsidiary through which it conducts its American Access Technology segment’s business.

The Company has facilities and sales offices in Texas, Mississippi and Florida and in foreign joint ventures’ operations that have facilities in Singapore, Xian, China and Macae, Brazil. The Company owns the Texas facilities, comprised of 12 acres and 111,000 square feet, the Mississippi facility, comprised of 3 acres and 11,000 square feet and the Florida facility, comprised of a 67,500 square foot manufacturing facility situated on 8 1/2 acres of land.

American Electric Technologies, Inc. is comprised of three segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”). The TP&S segment designs, manufactures, markets and provides products designed to distribute the flow of electricity and protect electrical equipment such as motors, transformers and cables, and also provides variable speed drives to both AC (“alternating current”) and DC (“direct current”) motors. Products offered by this segment include low and medium voltage switchgear, generator control and distribution switchgear, motor control centers, powerhouses, bus duct, variable frequency AC drives, variable speed DC drives, program logic control (“PLC”) based automation systems, human machine interface (“HMI”) and specialty panels. The products are built for application voltages from 480 volts to 40,000 volts and are used in a wide variety of industries, including renewable energy. Services provided by TP&S include electrical equipment retrofits, upgrades, startups, testing and troubleshooting of substations, switchgear, drives and control systems.

The E&I segment provides a full range of electrical and instrumentation construction and installation services to both land and marine based markets of the oil and gas industry, the water and wastewater facilities industry and other commercial and industrial markets. The E&I segment provides services on both a fixed-price and a time-and-materials basis. The segment’s services include electrical and instrumentation turnarounds, maintenance, renovation and new construction. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems, high voltage cable, and data centers. Marine based oil and gas services include complete electrical system rig-ups, modifications, start-ups and testing for vessels, drilling rigs, and production modules. These services can be manufactured and installed utilizing NEMA and ANSI or IEC equipment to meet ABS, USCG, Lloyd’s Register, a provider of marine certification services, and DNV standards.

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

M&I’s wholly-owned subsidiary, SC, is a Delaware Limited Liability Company organized on February 20, 2003. With the exception of electrical contracting, it is engaged in the same lines of business as M&I, but it participates in different market segments.

M&I has foreign joint ventures’ interests in M&I Electric Far East PTE Ltd. (“MIEFE”), BOMAY Electrical Industries Company, Ltd. (“BOMAY”) and AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA (“AAG”). MIEFE is a Singapore company that provides sales, manufacturing and technical support internationally. BOMAY provides electrical systems primarily for land and marine based drilling rigs in China. AAG provides electrical products and services to the Brazilian energy industries. These ventures are accounted for using the equity method of accounting.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AETI and its wholly-owned subsidiaries, M&I and AAT, and M&I’s wholly-owned subsidiary SC. Significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by management include:

•	Percentage-of-completion estimates on long-term contracts

•	Estimates of the provision for doubtful accounts

•	Estimated useful lives of property and equipment

•	Valuation allowances related to deferred tax assets

Financial Instruments

The Company includes fair value information in the notes to the consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of December 31, 2011 and 2010. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value.

Accounts Receivable and Provision for Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and financial condition of those specific customers. The Company also reviews historical experience with the customer, the general economic environment and the aging of its receivables. The Company records an allowance to reduce receivables to the amount it reasonably believes to be collectible. Based on this assessment, management believes the allowance for doubtful accounts is adequate.

Inventories

Inventories are stated at the lower of cost or market, with material value determined using an average cost method. Inventory costs for finished goods and work-in-process include direct material, direct labor, production overhead and outside services. TP&S and E&I indirect overhead is apportioned to work in process based on direct labor incurred. AAT production overhead, including indirect labor, is allocated to finished goods and work-in-process based on material consumption, which is an estimate that could be subject to change in the near term as additional information is obtained and as the operating environment changes.

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

Based on management’s reviews during each of the period years ended December 31, 2011 and 2010, there were no events or circumstances that caused management to believe that impairments were necessary.

Other Assets

Intangible Assets	Useful Lives (Years)	Cost	Accumulated Amortization	Net Value
	(in thousands)
Patents	18	$95	$66	$29
Customer Agreements	10	173	114	59

		$268	$180	$88

Amortization expense related to intangible assets held by the Company for the years ended December 31, 2011 and 2010 was approximately $23,000 in each year. Estimated amortization expense for the next five years is as follows:

For the Year Ending December 31,	Amount
(in thousands)
2012	$23
2013	23
2014	23
2015	19

$88

Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reported to the taxing authority. We also record any financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Financial statement recognition of the tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions are recorded as interest expense in the accompanying consolidated statement of operations.

Foreign Currency Gains and Losses

Foreign currency translations are included as a separate component of comprehensive income. We have determined the local currency of our foreign joint ventures’ operations to be the functional currency. In accordance with ASC 830, the assets and liabilities of our foreign equity investees, denominated in foreign currency, are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet date; net sales and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income, which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

Net Sales Recognition

The Company reports earnings from fixed-price and modified fixed-price long-term contracts on the percentage-of-completion method. Earnings are accrued based on the ratio of costs incurred to total estimated costs. However, for TP&S, we have determined that labor incurred provides an improved measure of percentage-of-completion. Costs include direct material, direct labor, and job related overhead. Losses expected to be incurred on contracts are charged to operations in the period such losses are determined. A contract is considered complete when all costs except insignificant items have been incurred and the facility has been accepted by the customer. Net sales from non-time and material jobs of a short-term nature (typically less than one month) are recognized on the completed-contract method after considering the attributes of such contracts. This method is used because these contracts are typically completed in a short period of time and the financial position and results of operations do not vary materially from those which would result from use of the percentage-of-completion method.

The Company records net sales from its field and technical service and repair operations on a completed service basis after customer acknowledgement that the service has been completed and accepted. Approximately 10% of the Company’s consolidated net sales is recorded on this basis. In addition, the Company sells certain purchased parts and products. These net sales are recorded when the product is shipped and title passes to the customer. Approximately 2% of the Company’s consolidated net sales is recorded on this basis. AAT generally recognizes net sales when manufactured products are shipped and right of ownership passes.

The asset, “Work-in-process,” which is included in inventories, represents the cost of labor, material, and overhead in excess of amounts billed on jobs accounted for under the completed-contract method. For contracts accounted for under the percentage-of-completion method, the asset, “Costs and estimated earnings in excess of billing on uncompleted contracts,” represents net sales recognized in excess of amounts billed and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of net sales recognized. Any billed net sales that has not been collected is reported as accounts receivable. The timing of when we bill our customers is generally dependent upon advance billing terms or completion of certain phases of the work. At December 31, 2011 and 2010, accounts receivable included contract retentions expected to be collected within one year totaling $579,000 and $437,000, respectively. Contract retentions collectible beyond one year are included in non-current contract retentions and totaled $0 and $51,000 at December 31, 2011 and 2010, respectively.

On occasion, the Company enters into long-term contracts that include services performed by more than one operating segment particularly TP&S contracts which include electrical and instrumentation construction services performed by our E&I segment. The Company segments net sales, costs and gross profit related to these contracts if they meet the contract segmenting criteria in ASC 605-35, including that the terms and scope of the project clearly call for separate elements, the separate elements are often bid or negotiated by the Company separately and the total economic returns and risks of the separate elements are similar to the economic returns and risks of the overall contract. For segmented contracts, the Company recognizes net sales as if they were separate contracts over the performance periods of the individual elements.

Contract net sales recognition inherently involves estimation, including the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of progress toward completing the contract. From time to time, as part of the normal management processes, facts develop that requires revisions to estimated total cost or net sales expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on contracts are recognized in the period in which they become known. Projected losses on all other contracts are recognized as the services and materials are provided.

Shipping and Handling Fees and Costs

Shipping and handling fees, if billed to customers, are included in net sales. Shipping and handling costs associated with inbound freight are expensed as incurred. Shipping and handling costs associated with outbound freight are classified as cost of sales.

Concentration of Market Risk and Geographic Operations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s market risk is dependent primarily on the strength of the oil and gas and energy related industries. The Company grants credit to customers and generally does not require security except in the case of certain international contracts. Procedures are in effect to monitor the credit worthiness of its customers. During 2010, one customer accounted for approximately 11% of net sales and 8% of net accounts receivable trade. No single customer represented 10% or more of the Company’s net sales in 2011.

The Company sells its products and services in domestic and international markets; however, significant portions of the Company’s sales are concentrated with customers located in the Gulf Coast. The Gulf Coast region accounts for approximately 48% of the Company’s net sales during the year ended December 31, 2011 and 60% during 2010.

Reclassification

Certain items are reclassified in the 2010 consolidated financial statements to conform to the 2011 presentation.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for reporting periods beginning after December 15, 2011 with application on a prospective basis. Management is currently evaluating the impact of this new guidance on the financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance now requires the Company to present the components of net income and other comprehensive income either in one continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether the Company chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the Company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective retrospectively for fiscal years and interim reporting periods within these years beginning after December 15, 2011, with early adoption permitted. The Company is currently presenting a separate statement of other comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for annual periods beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a significant impact on our financial position or result of operations.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210):Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 was issued to provide enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The amendments under ASU No. 2011-11 require enhanced disclosures by requiring entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU No. 2011-11 is effective retrospectively for annual periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of ASU 2011-11 is not expected to have a significant impact on our financial position or result of operations.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 defers the effective date for provisions of ASU No. 2011-05 requiring entities to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and reinstates the requirement that reclassifications must be either disclosed on the face of the financial statements or in the notes. The adoption of ASU 2011-12 is not expected to have a significant impact on our financial statements or disclosures.

(3)	Inventories

Inventories consisted of the following at December 31, 2011 and 2010:

	2011	2010
	(in thousands)
Raw materials	$1,665	$1,202
Work-in-process	2,703	2,128
Finished goods	672	565

	5,040	3,895
Less: Allowance	(95)	(75)

Total inventories	$4,945	$3,820

(4)	Costs, Estimated Earnings, and Related Billings on Uncompleted Contracts

Contracts in progress at December 31, 2011, and 2010 consisted of the following:

	2011	2010
	(in thousands)
Cost incurred on uncompleted contracts	$10,468	$8,423
Estimated earnings	2,358	500

	12,826	8,923
Billings on uncompleted contracts	(13,709)	(6,492)

	$(883)	$2,431

Costs, estimated earnings, and related billing on uncompleted contracts consisted of the following at December 31, 2011, and 2010:

	2011	2010
	(in thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$2,026	$3,487
Billings in excess of cost and estimated earnings on uncompleted contracts	(2,909)	(1,056)

	$(883)	$2,431

(5)	Property, Plant and Equipment

Property, plant and equipment, net consisted of the following at December 31, 2011, and 2010:

Category	Estimated Useful Lives (years)	2011	2010
		(in thousands)
Buildings and improvements	15 – 25	$4,413	$4,413
Office equipment and furniture	2 – 7	1,775	1,702
Automobiles and trucks	2 – 5	408	577
Machinery and shop equipment	2 – 10	5,177	4,873
Construction in progress		192	36

		11,965	11,601
Less: accumulated depreciation and amortization		7,825	7,245

		4,140	4,356
Land		349	349

		$4,489	$4,705

During the years ended December 31, 2011 and 2010, depreciation charged to operations amounted to $749,000 and $857,000 respectively. Of these amounts, $563,000 and $572,000 was charged to cost of sales while $186,000 and $284,000 was charged to selling, general and administrative expenses for the years ended December 31, 2011 and 2010, respectively.

(6)	Advances to and Investments in Joint Venture Foreign Operations

The Company has a foreign joint venture agreement and holds a 40% interest in a Chinese company, BOMAY, which builds electrical systems for sale in China. The majority partner in this foreign joint venture is a subsidiary of a major Chinese oil company. M&I made an investment of $1.0 million in 2006 and made an additional $1.0 million investment in 2007. The Company’s equity in the income of the foreign joint venture was $1.7 million and $2.3 million for the years ended December 31, 2011 and 2010, respectively. Sales made to the foreign joint venture was $259,000 and $71,000 for the years ended December 31, 2011 and 2010, respectively; however, in 2010 the Company reversed a $660,000 accrual originally recorded in 2007. Accounts receivable from BOMAY was $41,000 and $8,000 at December 31, 2011 and 2010, respectively.

The Company owns 41% of MIEFE which provides additional sales and technical support in Asia. The Company’s equity in the income of the foreign joint venture was $10,000 and $56,000 for the years ended December 31, 2011 and 2010, respectively. Sales made to the foreign joint venture was $234,000 and $21,000 for the years ended December 31, 2011 and 2010, respectively. Accounts receivable from MIEFE was $29,000 and $0 at December 31, 2011 and 2010, respectively.

The company owns 49% of AAG, a Brazilian Limited Liability Company, formed in 2010. The Company’s equity income of the foreign joint venture was $251,000 and a loss of $93,000 for the year ended December 31, 2011 and 2010, respectively. Sales made to the foreign joint venture was $58,000 and $0 for the years ended December 31, 2011 and 2010. Accounts receivable from AAG was $5,000 and $0 at December 31, 2011 and 2010.

The Company’s equity in income of the foreign joint ventures was $1.9 million and $2.3 million for the years ended December 31, 2011 and 2010, respectively.

During 2011 and 2010, the Company recognized approximately $437,000 and $436,000, respectively, for employee related expenses.

Sales to foreign joint ventures’ operations are made on an arm’s length basis and intercompany profits, if any, are eliminated in consolidation. Summary financial information of BOMAY, MIEFE and AAG in U.S. dollars was as follows at December 31, 2011 and 2010 (in thousands):

	BOMAY		MIEFE		AAG
	2011	2010	2011	2010	2011	2010
	(in thousands)
Assets:
Total current assets	$60,817	$47,401	$4,459	$3,842	$1,604	$131
Total non-current assets	5,163	5,155	105	230	49	—

Total assets	$65,980	$52,556	$4,564	$4,072	$1,653	$131

Liabilities and equity:
Total liabilities	$46,499	$35,303	$2,162	$1,441	$1,151	$—
Total joint ventures equity	19,481	17,253	2,402	2,631	502	131

Total liabilities and equity	$65,980	$52,556	$4,564	$4,072	$1,653	$131

Gross sales	$53,574	$38,726	$5,783	$3,171	$4,339	$—
Net income	4,142	4,164	20	151	532	(125)

The Company made certain adjustments to the reported results that it believes are necessary to comply with accounting principles generally accepted in the U.S.

The Company’s investment in and advances to its foreign joint ventures operations were as follows as of December 31, 2011 and 2010:

The Company’s investment in and advances to its foreign joint ventures’ operations were as follows as of December 31, 2011 and 2010:

	2011				2010
	BOMAY*	MIEFE	AAG	TOTAL	BOMAY*	MIEFE	AAG	TOTAL
	(in thousands)				(in thousands)
Investment in joint ventures:
Balance, beginning of year	$2,033	$17	$158	$2,208	$2,033	$17	$—	$2,050
Ownership exchange	—	(3)	—	(3)	—	—	—	—
Additional amounts invested and advanced	—	—	126	126	—	—	158	158

Balance, end of year	2,033	14	284	2,331	2,033	17	158	2,208

Undistributed earnings:
Balance, beginning of year	$4,221	$990	$(93)	$5,118	$2,919	$1,109	$—	$4,028
Equity in earnings (loss)	1,656	10	251	1,917	2,341	56	(93)	2,304
Ownership exchange	—	(143)	—	(143)	—	—	—	—
Dividend distributions	(1,038)	(118)	—	(1,156)	(1,039)	(175)	—	(1,214)

Balance, end of year	4,839	739	158	5,736	4,221	990	(93)	5,118

Foreign currency translation
Balance, beginning of year	$767	$282	$—	$1,049	$223	$147	$—	$370
Ownership exchange	—	(45)	—	(45)	—	—	—	—
Change during the year	273	(4)	(32)	237	544	135	—	679

Balance, end of year	1,040	233	(32)	1,241	767	282	—	1,049

Investments, end of year	$7,912	$986	$410	$9,308	$7,021	$1,289	$65	$8,375

*	Accumulated statutory reserves in equity method investments of $1.3 million and $945,000 at December 31, 2011 and 2010, respectively are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign operations, an enterprise established in the PRC with foreign operations is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

The Company accounts for its investments in foreign joint ventures’ operations using the equity method of accountings. Under the equity method, the Company’s share of the joint ventures’ operations’ earnings or loss is recognized in the statement of operations as equity income (loss) from foreign joint ventures’ operations. Joint venture income increases the carrying value of the joint ventures and joint venture losses reduce the carrying value. Dividends received from the joint ventures reduce the carrying value. Each reporting period, the Company evaluates the carrying value of these equity method investments as to whether an impairment adjustment may be necessary. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment adjustment is necessary.

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

This determination was based on a number of changed circumstances including the satisfaction of all past contractual obligations by BOMAY, good historical performance of its manufactured products and positive relationships built with local management that the Company believes have eliminated any collection issues on the contractual obligations. This change in estimate increased the carrying value of the investment by $660,000 and was included in our statements of operations as equity income from foreign joint ventures’ operations for the year ended December 31, 2010.

(7)	Income Taxes

The components of loss before income taxes for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
	(in thousands)
United States	$(2,363)	$(5,064)
Foreign	1,917	2,279

	$(446)	$(2,784)

The components of the provision (benefit) for income taxes by taxing authority for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
	(in thousands)
Current provision:
Federal	$—	$16
Foreign	104	—
States	—	45

Total current provision	104	61

Deferred provision (benefit):
Federal	4,897	(1,058)
Foreign	—	—
States	441	(93)

Total deferred provision (benefit):	5,338	(1,151)

	$5,442	$(1,090)

Significant components of the Company’s deferred federal income taxes were as follows:

	At December 31,
	2011		2010
	Current	Non-Current	Current	Non-Current
	(in thousands)		(in thousands)
Deferred tax assets:
Accrued liabilities	$196	$—	$169	$—
Deferred compensation	—	244	—	261
Allowance for doubtful accounts	105	—	240	—
Inventory	440	—	193	—
Long-term contracts	153	—	54	—
Net operating loss	—	4,747	—	3,349
Intangible assets	—	85	—	87
Foreign tax credit carryforward	—	789	—	719
Valuation Allowance	(894)	(5,811)

Deferred tax assets	—	54	656	4,416

Deferred tax liabilities:
Equity in foreign investments	—	(2,041)	—	(1,593)
Property and equipment	—	(45)	—	(128)
Intangible assets	—	(9)	—	(9)
Translation gain	—	(392)	—	(357)

Deferred tax liabilities	—	(2,487)	—	(2,087)

Net deferred assets (liabilities)	$—	$(2,433)	$656	$2,329

The (provision for) benefit from income taxes for the year ended December 31, 2011 was a non-cash expense of $5.4 million which reflects the valuation allowance $6.7 million related to the Company’s net deferred tax assets for its U.S. operations. The deferred tax asset was primarily related to the net operating loss carry forwards of $9.8 million generated by American Access Technologies, Inc., (“AAT”) prior to the Company’s merger in 2007. Subsequently, the Company generated additional net operating losses and foreign tax credit carry forwards. It was determined in the fourth quarter of 2011 that due to the Internal Revenue’s Section 382 limitations on our ability to utilize the net operating losses and due to three years of cumulative losses, a full valuation allowance was warranted and as such, an expense was recorded.

The Company’s net operating loss carry forwards of approximately $13.2 million which includes the net operating loss carry forwards of $9.8 million acquired from AAT are subject to the utilization limitation under Section 382 of the Internal Revenue Code. The Company recorded a valuation allowance on the net operating loss carry forwards as well as the foreign tax carry forward. These tax carry forwards are available to offset future taxable income and expire if unused, during the federal tax years ending December 31, 2019 through 2030. The Company’s 2008 U.S. federal income tax return was examined by the Internal Revenue Service (“IRS”). In the fourth quarter 2011, the IRS concluded its audit which adjusted the annual net operating loss carry forward limitation related to AAT’s net operating loss carry forwards to $299,000 per year through 2027.

The difference between the effective income tax rate reflected in the provision for income taxes and the amounts, which would be determined by applying the statutory income tax rate of 34%, is summarized as follows:

	2011	2010
	(in thousands)
(Provision for) benefit from U.S Federal statutory rate	$151	$947
Effect of state income taxes	13	37
Non-deductible business meals and entertainment expenses	(22)	(22)
Foreign income taxes included in equity in earnings	98	98
Adjustment of net operating loss carry forwards based on IRS audit, accrual to return adjustments and other	1,023	30
Change in valuation allowance	(6,705)	—

	$(5,442)	$1,090

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.

(8)	Notes Payable

The components of notes payable at December 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
Revolving credit agreement	$5,000	$4,000
Capital lease obligation (Note 9)	211	365
Other short-term note payable	—	50

Total notes payable	5,211	4,415
Less current portion of capital lease obligation and short-term note	(154)	(194)

Non-current notes payable	$5,057	$4,221

Revolving Credit Agreement

The Company entered into a credit agreement with JP Morgan Chase Bank, N.A. (“Chase”) in October 2007. The credit agreement has a maturity on July 1, 2013. At December 31, 2011, and 2010 there were $5.0 million and $4.0 million of borrowings outstanding and at December 31, 2011, there was additional borrowing capacity of $3.7 million. The revolving credit line is $10.0 million with a limit of up to $6.0 million of borrowing in the event that “adjusted net income” is less than $1.00 for any quarter (“Line Limit”). Adjusted net income is defined as domestic operating income plus depreciation and amortization. The agreement is collateralized by the Company’s real estate in Houston and Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-process, and the Company’s U.S. subsidiaries are guarantors of the borrowings. Under the agreement, the Company pays a commitment fee of 0.3% of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios, including maintenance of a minimum current ratio, leverage ratio and tangible net worth and restriction from paying dividends without prior written consent of the bank. On July 27, 2011, the Company amended its interest rate on the Company borrowings to 30 day LIBOR rate (0.28% at December 31, 2011) plus 3.25% per annum. Prior to July 27, 2011, the interest rate on the Company’s borrowings was 30 day LIBOR rate (0.26% at December 31, 2010) plus 2.75% per year.

At December 31, 2011, the Company’s tangible net worth was $7.88 million, the current ratio was 1.99 times and the leverage ratio was 2.06 times all of which were unfavorably impacted by an increase in customer deposits and the recording of the $5.4 million deferred tax asset valuation allowance giving rise to a net deferred tax liability of $2.3 million on the face of the Company’s Consolidated Balance Sheet. Therefore, on March 28, 2012, the Company amended its agreement with Chase with an effective date of December 31, 2011. In this amendment, Chase modified its covenants to a minimum tangible net worth of $7.130 million and to remain at this level until the earlier to occur of 1) a step up in the minimum tangible net worth of 80% of any equity or capital raise or 2) a step up of an incremental $1.0 million as of December 31, 2012. Additionally, the current ratio was modified from a minimum 2.0 times to 1.50 times at December 2011 and then increase back to 2.0 times at June 30, 2012. The leverage ratio was modified from a maximum of 2.0 times to 2.75 times and then reduces back to 2.0 times at June 30, 2012. In the definition of total liabilities per the agreement, the deferred tax liability may be excluded; however, such exclusion has certain exceptions.

At December 31, 2010 the minimum tangible net worth, as defined in the agreement, was $11.35 million; however, the Company’s tangible net worth was approximately $11.2 million. Therefore, on March 28, 2011, the Company amended its revolving credit agreement with Chase, with an effective date of December 31, 2010. The amendment lowered the minimum required tangible net worth to $10.0 million (from $11.35 million) and increased the Line Limit to $6.0 million (from $4.0 million). The revised agreement included the Company’s real estate in Houston and Beaumont, Texas as additional collateral for borrowings under the line.

Effective July 1, 2010, the Company amended its agreement with Chase with a revolving credit line not to exceed the lesser of $10.0 million or the sum of (i) 80% of eligible accounts receivable and (ii) 40% of the eligible inventory up to an amount not to exceed $1.0 million, less (iii) $75,000. In addition, the interest rate on borrowings under the agreement was amended, increasing the rate from the 30 day LIBOR rate plus 2.25% to the 30 day LIBOR rate plus 2.75%.

(9)	Leases

The Company leases equipment (principally trucks) under operating lease agreements that expire at various dates to 2016. Rental expense relating to operating leases and other short-term leases for the years ended December 31, 2011 and 2010, amounted to approximately $1.0 million and $767,000, respectively.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011:

Year Ending December 31,	Amount
(In thousands)
2012	$246
2013	198
2014	149
2015	85
2016	9

$687

In March, 2008, the Company entered into a capital lease in order to finance shop equipment and related training expenses related to its American Access segment. The lease term commenced in June, 2008, when the equipment was installed and operational. The lease obligation and capitalized amount at inception was $725,000 and the lease term is 60 months. The following is a schedule of future minimum lease payments associated with the Company’s capital lease obligation:

Year Ending December 31,	Amount
(In thousands)
2012	$154
2013	67

Total future minimum lease payments	221
Less imputed interest	(10)

Net present value of future minimum lease payments	$211

(10)	Stock and Stock-based Compensation

Employee Stock Purchase Plan

The Company issued 14,252 and 15,372 shares of Company stock during 2011 and 2010, respectively, in connection with an Employee Stock Purchase Plan that commenced in April 2008.

Restricted Stock Units

During 2011 and 2010, the Board of Directors approved the grants of approximately 215,000 and 230,000 restricted stock units (“RSU”s) to members of management and key employees as part of the 2007 Employee Stock Incentive Plan. In May 2010, the stockholders of the Company approved amendments to the 2007 Employee Stock Incentive Plan to increase the number of shares available for issuance under the plan from 300,000 shares to 800,000 shares of stock. The number of RSUs awarded is generally subject to the substantial achievement of budgeted performance and other individual metrics in the year granted. The RSUs do not have voting rights of the common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually vested and issued. In addition, the awards convert to common stock on a one to one basis in 25% increments over four years from the grant date subject to a continuing employment obligation.

The following table summarizes the activity for unvested restricted stock units for the years ended December 31, 2011 and 2010:

	Units	Weighted Average Fair Value Per RSU
Unvested restricted stock units at December 31, 2009	132,915	$2.41
Awarded	123,760	$2.26
Vested	(36,718)	$2.51
Forfeited	(18,314)	$2.36

Unvested restricted stock units at December 31, 2010	201,643	$2.41
Awarded	208,738	$2.91
Vested	(61,292)	$2.62
Forfeited	(28,025)	$2.19

Unvested restricted stock units at December 31, 2011	321,064	$2.71

Compensation expense of approximately $260,000 and $176,000 was recorded in the years ended December 31, 2011 and 2010, respectively, to reflect the fair value of the original RSU’s granted or anticipated to be granted less forfeitures, amortized over the portion of the vesting period occurring during the period. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Stock Market (“NASDAQ”) on the grant date. Based upon the fair value on the grant date of the number of shares awarded or expected to be awarded, it is anticipated that approximately $600,000 of additional compensation cost will be recognized in future periods through 2015. The weighted average period over which this additional compensation cost will be expensed is 2.6 years.

During February 2012, the Board of Directors approved the grants of approximately 285,000 RSUs in conjunction with the Plan, of which, approximately 227,000 units are subject to 2012 fiscal performance measures.

Stock Options

The Company recognizes compensation expense related to stock options in accordance with the Financial Accounting Standards Board (“FASB”) standard regarding share-based payments, and as such, has measured the share-based compensation expense for stock options granted during the year ended December 31, 2008 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The weighted average fair values were calculated using the Black Scholes-Merton option pricing model. There were no options issued in 2011 or 2010.

Details of stock option activity during the years ended December 31, 2011 and 2010 follows:

	2011	2011 Weighted Average Exercise Price	2010	2010 Weighted Average Exercise Price
Outstanding at beginning of year	61,285	$4.29	274,007	$8.47
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	(5,430)	4.09	(6,502)	4.09
Options expired	—	—	(206,220)	9.75

Outstanding at end of year	55,855	4.31	61,285	4.29

Exercisable at end of year	48,611	$4.34	44,083	$4.37

A summary of outstanding stock options as of December 31, 2011 follows:

Number of Options	Expires	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
26,880	2012	0.1 years	$4.55	$—
28,975	2013	1.1	4.09	—

55,855			$4.31

Compensation expense of approximately $16,000 was recorded in the years ended December 31, 2011 and 2010, respectively, which is included in selling and administrative expenses in the consolidated statements of operations. As of December 31, 2011, there was approximately $17,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted average period of 1.1 years.

Board of Directors Compensation

Directors who are not employees of the Company and who do not have a compensatory agreement providing for service as a director of the Company receive a retainer fee payable quarterly. Eligible directors may elect to defer 50% to 100% of their retainer fee, which may be used to acquire common stock of the Company at the fair market value on the date the retainer fee would otherwise be paid, acquire stock units equivalent to the fair market value of the Company’s common stock on the date the retainer fee would otherwise be paid, or be paid in cash. During the years ended December 31, 2011 and 2010, directors of the Company elected to defer retainer fees to acquire approximately 8,400 and 10,800, respectively, stock units. Compensation expense of approximately $27,000 was recorded in each of the year ended December 31, 2011 and 2010, which is included in general and administrative expenses in the consolidated statements of operations.

(11)	Employee Benefit and Bonus Plans

The employees of the Company are eligible to participate in a 401(k) plan sponsored by the Company. The plan is a defined contribution 401(k) Savings and Profit Sharing Plan (the “Plan”) that covers all full-time employees who meet certain age and service requirements. Employees may contribute up to 20% of their annual gross pay through salary deferrals. The Company may provide discretionary contributions to the Plan as determined by the Board of Directors. For the years ended December 31, 2011 and 2010, the Company did not make contributions to the plan.

The Company maintains an “Executive Performance” bonus plan, which covers approximately 45 key employees. Under the plan, the participants receive a percentage of a bonus pool based primarily on pre-tax income in relation to budget. The Board of Directors approves the executive performance plan at the beginning of each year. During the years ended December 31, 2011 and 2010, the Company recorded approximately $548,000 and $266,000 under the plan, respectively, all of which was included in accrued expenses as of the respective year end.

(12)	Related Party Transactions

During 2011 and 2010, the Company received legal advice on various Company matters from a law firm related to a director of the Company. The Company incurred expenses totaling approximately $64,000 and $48,000 related to these services during 2011 and 2010, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2011 and 2010, there were no outstanding amounts owed to this law firm for services provided.

In August 2009, the Company entered into an employment agreement with the Executive Chairman of the Board of Directors (“Executive Chairman”), whereby the Company will compensate the Executive Chairman $120,000 and $180,000 during 2011 and 2010, respectively. Under the terms of the agreement, the Executive Chairman will assist in international joint venture relations and operations, technical developments, manufacturing and transformative business development projects and other special projects assigned by the Company. In November 2010, the Company amended the agreement to extend the term through 2012 with compensation for 2012 at $120,000. In addition, the amendment included a bonus equal to 1% of the amount reported by the Company as equity income from foreign joint ventures’ operations in the consolidated statement of operations. During 2011 and 2010, the Company paid compensation of $120,000 and $180,000, respectively, under the terms of the agreement, which is included in general and administrative expenses in the accompanying statement of operations.

(13)	Segment Reporting

The Company follows the guidance prescribed by ASC Topic 280, Segment Reporting, which governs the way the Company reports information about its operating segments.

Management has organized the Company around its products and services and has three reportable segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”). TP&S develops, manufactures, provides and markets switchgear and variable speed drives. The service component of this segment includes retrofitting equipment upgrades, startups, testing and troubleshooting electrical substations, switchgear, drives and control systems. Equity income from foreign joint ventures and joint venture management related expenses are reported in the section net equity income (loss) from foreign operations. The E&I segment installs electrical equipment for the energy, water, industrial, marine and commercial markets. The AAT segment manufacturers and markets zone cabling products and manufactures formed metal products of varying designs.

The table below represents segment results for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Net Sales:
Technical Products and Services	$28,929	$20,583	$31,058
Electrical and Instrumentation Construction	15,478	11,503	14,570
American Access Technologies	7,533	6,878	6,535

	$51,940	$38,964	$52,163

Gross Profit (Loss):
Technical Products and Services	$4,589	$1,155	$6,096
Electrical and Instrumentation Construction	1,233	834	(483)
American Access Technologies	1,333	1,667	1,018

	$7,155	$3,656	$6,631

Operating Income from domestic operations and equity in foreign joint ventures’ operations
Technical Products and Services	$3,891	$175	$2,954
Electrical and Instrumentation Construction	1,233	834	(1,834)
American Access Technologies	(227)	208	(557)
Corporate and other unallocated expenses	(6,607)	(5,551)	(1,319)

Income from domestic operations	(1,710)	(4,334)	(756)

Equity income from BOMAY	1,656	2,341	1,735
Equity income from MIEFE	10	56	395
Equity income from AAG	251	(93)	—
Foreign operations expenses	(437)	(436)	(407)

Equity income from foreign joint ventures’ operations, net of operations related expenses	1,480	1,868	1,723

Income (loss) from domestic operations and net equity in foreign joint ventures’ operations	$(230)	$(2,466)	$967

The Company’s management does not separately review and analyze its assets on a segment basis for TP&S, E&I, and AAT and all assets for the segments are recorded within the corporate segment’s records. Unallocated general and administrative expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments. With the exception of equity income from foreign joint ventures and joint venture management related expenses, all other costs, expenses and other income have been allocated to their respective segments.

The current allocation of expenses and other income has changed. In prior years, the Company allocated expenses and other income based on net sales to the segments. Currently, expenses and other income that are specifically associated with the segments have been included in their respective segments income (loss). All expenses and other income not associated with a specific segment are included in unallocated general and administrative expenses.

The following table reflects the quarterly information for the applicable time periods.

	2011
	Q1	Q2	Q3	Q4	Total
Net Sales	$12,069	$11,427	$13,704	$14,740	$51,940
Gross profit	1,198	1,506	2,183	2,268	7,155
Net income (loss)	(324)	(727)	359	(5,196)	(5,888)
Earnings (loss) per share:
Basic	$(0.04)	$(0.09)	$0.04	$(0.66)	$(0.75)

	2010
	Q1	Q2	Q3	Q4	Total
Net Sales	$9,658	$8,288	$10,472	$10,546	$38,964
Gross profit	727	381	1,043	1,505	3,656
Net income (loss)	(410)	(1,143)	(340)	199	(1,694)
Earnings (loss) per share:
Basic	$(0.05)	$(0.15)	$(0.04)	$0.02	$(0.22)

14)	Commitments and Contingencies

The Company completed a $6.7 million E&I construction contract during the early part of 2010 on which a total loss of $1.2 million was recorded. A loss of $352,000 was recorded in 2010, and an additional $891,000 loss was recorded in prior years.

The Company filed a claim against the general contractor for approximately $1.1 million for the above referenced contract. As a result of this dispute, the general contractor filed a claim against the Company for $800,000 claiming the Company caused overall project delays. The case was closed on October 25, 2011, when the Company received notification of the arbitrator’s final binding decision in which the Company was awarded approximately $434,000 which represents the receivable balance due to the Company.

On September 1, 1999, the Company created a group medical and hospitalization minimum premium insurance program. For the policy year ended August 2011, the Company is liable for all claims each year up to $60,000 per insured, or $1.3 million in the aggregate. An outside insurance company insures any claims in excess of these amounts. The Company’s expense for this minimum premium insurance totaled $802,000 and $871,000 during the years ended December 31, 2011 and 2010, respectively. Insurance reserves included in accrued payroll and benefits in the accompanying consolidated balance sheets were approximately $212,000 and $72,000 at December 31, 2011 and 2010, respectively.

15)	Subsequent Event

On March 8, 2012, the Company acquired the technology of Amnor Technologies, Inc. for cash of $100,000 plus 44,000 shares of the Company’s common stock to be issued over 4 years. The transaction is valued at approximately $330,000 at March 8, 2012. The technology provides automation and control system technologies for land and offshore drilling monitoring and control (auto-driller); marine automation including ballast control and tank monitoring and machinery plant control and monitoring systems; IP-based CCTV systems; and military vessel security and safety systems, all proven in multiple installations.

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 12, 2008)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by Reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed February 9, 2009)

10.1	Employee 2000 Stock Option Plan. (Incorporated by Reference to Exhibit 8.16 to Registrant’s Annual Report on Form 10-QSB as filed April 20, 2000.)*

10.2	Directors 2000 Stock Option Plan. (Incorporated by Reference to Exhibit 8.17 to Registrant’s Annual Report on Form 10-QSB as filed April 20, 2000.)*

10.3	2007 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*

10.4	Non-Employee Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*

10.5	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*

10.6	Amended 2000 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)*

10.7	Amended 2000 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)*

10.8	Manufacturing and Marketing Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (portions omitted pursuant to a request for confidentiality.) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)

10.9	Stock Purchase and Sale Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)

10.10	Standstill Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)

10.11	2004 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 4, 2004.)*

10.12	2004 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 4, 2004.)*

10.13	Form of Employees Stock Option Agreement under 2004 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-8; file number 333-118178.)*

10.14	Form of Director Stock Option Agreement under 2004 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form S-8; file number 333-118178.)*

10.15	Summary of Non-Employee Director compensation. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed March 26, 2010)*

10.16	Summary of compensation for named executive officers-February 2011* (incorporated by references to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K filed March 30, 2011)*

10.17	Employment Agreement with Timothy C. Adams dated November 27, 2006 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-KSB filed March 12, 2007)*

10.18	Loan Agreement between Registrant and JP Morgan Chase Bank, N.A. dated October 31, 2007 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2007)

10.19	First Amendment to Loan Documents between Registrant, M&I Electric Industries, Inc., American Access Technologies, Inc. and JP Morgan Chase Bank, N.A. effective June 30, 2008. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008)

10.21	Form of Employee Stock Option Award Agreement under 2007 Employee Stock Incentive Plan.* (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008)

10.22	Form of Restricted Stock Unit Award Agreement under 2007 Employee Stock Incentive Plan.* (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008)

10.23	Employment Agreement with Charles M. Dauber dated August 25, 2009. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed August 27, 2009)*

10.24	Amended employment agreement with John H. Untereker dated December 21, 2009. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed March 26, 2010.)*

10.25	Deferred Compensation Plan for executives. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009.)*

10.26	Form of Director Stock Option Amendment dated December 14, 2006, under 2004 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB filed March 12, 2007)*

10.27	Notification of annual salary and target for performance bonus compensation. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009.)*

10.28	Outline of Supplemental Senior Management Performance Bonus Program for Fiscal 2010. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed March 4, 2010)*

10.29	Employment Agreement with Arthur G. Dauber dated August 25, 2009. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 27, 2009)*

10.30	Second Amendment to Loan Agreement effective as of June 30, 2009 between Registrant and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2009)

10.31	Amendment No. 1 to Employment Agreement with Arthur G. Dauber (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 30, 2010)*

10.32	Employment letter agreement with Frances P. Hawes (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 20, 2010)*

10.33	Employment agreement with Charles M. Dauber dated January 31, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 7, 2012) *

10.34	Summary of Compensation for named Executive Officers 2012*

14	Code of Ethics. (Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB filed March 21, 2004.)

21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008)

23.1	Consent of Ham, Langston & Brezina, LLP

31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Financial Officer.

32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.