Form 10-Q
period 2012-03-31
American Electric Technologies Inc
filed 2012-05-14
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of April 25, 2012, the registrant had 7,912,570 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended March 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,653	$3,749
Accounts receivable-trade, net of allowance of $239 and $393 at March 31, 2012 and December 31, 2011, respectively	9,817	11,291
Inventories, net	4,962	4,945
Costs and estimated earnings in excess of billings on uncompleted contracts	3,172	2,026
Prepaid expenses and other current assets	343	336

Total current assets	20,947	22,347
Property, plant and equipment, net	4,434	4,489
Investments in foreign joint ventures	10,174	9,308
Other assets	395	87

Total assets	$35,950	$36,231

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,209	$5,772
Accrued payroll and benefits	1,059	1,414
Other accrued expenses	595	855
Billings in excess of costs and estimated earnings on uncompleted contracts	2,091	2,909
Short-term notes payable	154	154

Total current liabilities	10,108	11,104
Notes payable	5,017	5,057
Deferred income taxes	2,554	2,433
Deferred compensation	117	116

Total liabilities	17,796	18,710

Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,911,257 and 7,825,787 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	8	8
Additional paid-in capital	8,499	8,171
Treasury stock; 20,222 shares at cost	(92)	—
Accumulated other comprehensive income, foreign currency translation, net	912	849
Retained earnings; including accumulated statutory reserves in equity method investments of $1,284 at March 31, 2012 and December 31, 2011	8,827	8,493

Total stockholders’ equity	$18,154	$17,521

Total liabilities and stockholders’ equity	$35,950	$36,231

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Revenue	$14,432	$12,068
Cost of sales	12,660	10,871

Gross profit	1,772	1,197
Operating expenses:
Research and development	25	123
Selling and marketing	721	611
General and administrative	1,225	1,057

Total operating expenses	1,971	1,791

Loss from operations	(199)	(594)
Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	771	237
Foreign joint ventures’ operations related expenses	(100)	(129)

Net equity income from foreign joint ventures’ operations	671	108

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations	472	(486)
Interest expense and other, net	(49)	(45)

Income (loss) before income taxes	423	(531)
Provision for (benefit from) income taxes	89	(207)

Net income (loss)	$334	$(324)

Earnings (loss) per common share:
Basic and diluted	$0.04	$(0.04)

Weighted-average number of common shares outstanding:
Basic	7,857,650	7,756,441

Diluted	8,494,545	7,756,441

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net Income (loss)	$334	$(324)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred income tax provision (benefit)	89	(212)
Equity income from foreign joint ventures' operations	(771)	(237)
Depreciation and amortization	220	192
Stock based compensation	104	45
Provision for bad debt	30	30
Allowance for obsolete inventory	8	8
Gain on sale of property, plant and equipment	(13)	(6)
Deferred compensation costs	1	6
Change in operating assets and liabilities:
Accounts receivable	1,444	(123)
Inventories	(25)	(430)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,146)	1,443
Accounts payable and accrued liabilities	(184)	473
Billings in excess of costs and estimated earnings on uncompleted contracts	(818)	(311)
Other, net	(2)	(2)

Net cash (used in) provided by operating activities	(729)	552

Cash flows from investing activities:
Purchases of property, plant and equipment	(151)	(86)
Proceeds from disposal of property, plant and equipment	13	6
Investment in joint venture	—	(27)
Purchase of intangible assets	(104)	—

Net cash used in investing activities	(242)	(107)

Cash flows from financing activities:
Proceeds from issuance of common stock	7	8
Treasury stock purchase, in accordance with the employee stock incentive plan	(92)	—
Capital lease obligation payment	(40)	(37)
Principal payments on short-term notes payable	—	(25)

Net cash used in financing activities	(125)	(54)

Net increase (decrease) in cash and cash equivalents	(1,096)	391
Cash and cash equivalents, beginning of period	3,749	1,364

Cash and cash equivalents, end of quarter	$2,653	$1,755

Supplemental disclosures of cash flow information:
Interest paid	$50	$37

Income taxes paid	$—	$—

Non-cash investing and financing activities:
Common stock issuance to acquire intangible assets	$219	$—

The accompanying notes are an integral part of the condensed consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and Subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of March 31, 2012 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2012 and results of operations for the three months ending March 31, 2012 and 2011. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s financial statements included in on our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed on March 30, 2012.

2. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding for the three months ended March 31, 2012 and 2011. Diluted earnings (loss) per common share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and other stock units subject to anti-dilution limitations.

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2012	2011
Net income (loss)	$334	$(324)

Weighted average basic shares	7,857,650	7,756,441
Dilutive effect of stock options and restricted stock units (1)	636,895	—

Total weighted average diluted shares with assumed conversions	8,494,545	7,756,441

Earnings (loss) per common share:
Basic	$0.04	$(0.04)

Dilutive	$0.04	$(0.04)

(1)	For the three months ended March 31, 2011, these items were excluded from diluted earnings (loss) per common share as the effect would have been anti-dilutive.

3. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU “) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for reporting periods beginning after December 15, 2011 with application on a prospective basis. The adoption of ASU 2011-04 effective January 1, 2012 did not have a significant impact on the Company’s condensed consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for annual periods beginning after December 15, 2011. The adoption of ASU 2011-08 effective January 1, 2012 did not have a significant impact on the Company’s financial position or result of operations.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 was issued to provide enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. The amendments under ASU No. 2011-11 require enhanced disclosures by requiring entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU No. 2011-11 is effective retrospectively for annual periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of ASU 2011-11 is not expected to have a significant impact on the Company’s financial position or result of operations.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 defers the effective date for provisions of ASU No. 2011-05 requiring entities to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and reinstates the requirement that reclassifications must be either disclosed on the face of the financial statements or in the notes. The adoption of ASU 2011-12, effective January 1, 2012 did not have a significant impact on the Company’s condensed consolidated financial statements or disclosures.

4. Segment Information

The Company follows the guidance prescribed by the Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting, which governs the way the Company reports information about its operating segments.

Management has organized the Company around its products and services and has three reportable segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”). TP&S develops, manufactures, provides and markets switchgear and variable speed drives. The service component of this segment includes retrofitting equipment upgrades, startups, testing and troubleshooting electrical substations, switchgear, drives and control systems. Equity income from foreign joint ventures and joint venture management related expenses are included in the TP&S segment because their operations are exclusively involved in TP&S activities. The E&I segment installs electrical equipment for the energy, water, industrial, marine and commercial markets. The AAT segment manufactures and markets zone cabling and formed metal products of varying designs.

The following are selected financial details regarding the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue:
Technical Products and Services	$9,823	$6,399
Electrical and Instrumentation Construction	2,992	3,918
American Access Technologies	1,617	1,751

	$14,432	$12,068

Gross profit:
Technical Products and Services	$1,369	$497
Electrical and Instrumentation Construction	202	298
American Access Technologies	201	402

	$1,772	$1,197

Income(loss) from domestic operations and net equity income from foreign joint ventures' operations:
Technical Products and Services	$1,100	$239
Electrical and Instrumentation Construction	202	298
American Access Technologies	(187)	20
Corporate and other unallocated expenses	(1,314)	(1,151)

Loss from domestic operations	(199)	(594)

Equity income from BOMAY	698	290
Equity income (loss) from MIEFE	10	(25)
Equity income (loss) from AAG	63	(28)
Foreign operations expenses	(100)	(129)

Net equity income from foreign joint ventures' operations	671	108

Income (loss) from domestic operations and net equity income from foreign joint ventures' operations	$472	$(486)

The Company’s management does not separately review and analyze its assets on a segment basis for TP&S, E&I, and AAT and all assets for the segments are recorded within the corporate segment’s records. Corporate and other unallocated expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments. With the exception of equity income from foreign joint ventures’ operations and foreign operations expenses, which are attributable to TP&S, all other costs, expenses and other income have been allocated to their respective segments.

5. Investments in Foreign Joint Ventures

We have interests in three joint ventures outside of the United States which are accounted for on the equity method:

•

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest;

•	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 41% interest, MIEFE’s general manager holds a 8% interest and, Oakwell Engineering, Ltd., of Singapore, holds a 51% interest, and;

•

AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which the Company holds a 49% interest, and Five Stars De Macae Servicos De Petroleo LTDA., of Brazil, holds a 51% interest.

Sales to joint ventures are made on an arms length basis and intercompany profits, if any, are eliminated in consolidation.

Summary financial information of our foreign joint ventures in U.S. dollars was as follows (in thousands):

	BOMAY		MIEFE		AAG
	2012	2011	2012	2011	2012	2011
Assets:
Total current assets	$68,309	$60,817	$5,994	$4,459	$1,692	$1,604
Total non-current assets	5,135	5,163	104	105	120	49

Total assets	$73,444	$65,980	$6,098	$4,564	$1,812	$1,653

Liabilities and equity:
Total liabilities	$52,095	$46,499	$3,597	$2,162	$1,167	$1,151
Total joint ventures’ equity	21,349	19,481	2,501	2,402	645	502

Total liabilities and equity	$73,444	$65,980	$6,098	$4,564	$1,812	$1,653

	Three Months Ended
	March 31,
	BOMAY		MIEFE		AAG
	2012	2011	2012	2011	2012	2011
Revenue	$23,017	$17,691	$2,894	$613	$1,514	$193

Earnings	1,746	725	20	(52)	129	(56)

The following is a summary of activity in investment in foreign joint ventures for the three months ended March 31, 2012:

	March 31, 2012
	BOMAY*	MIEFE	AAG	TOTAL
	(in thousands)
Investment in joint ventures:
Balance at December 31, 2011	$7,912	$986	$410	$9,308
Equity in earnings (loss) in 2012	698	10	63	771
Dividend distributions in 2012	—	—	—	—
Foreign currency translation adjustment	49	39	7	95

Investments, end of period	$8,659	$1,035	$480	$10,174

Components of investment in joint ventures:
Investment in joint ventures	$2,033	$14	$284	$2,331
Undistributed earnings	5,537	749	221	6,507
Foreign currency translation	1,089	272	(25)	1,336

Investments, end of period	$8,659	$1,035	$480	$10,174

*	Accumulated statutory reserves in equity method investments of $1.3 million at March 31, 2012 and December 31, 2011 are included in AETI's consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign operations, an enterprise established in the PRC with foreign operations is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

Under the equity method, the Company’s share of the joint ventures’ operations’ earnings or loss is recognized in the condensed consolidated statement of operations as equity income (loss) from foreign joint ventures’ operations. Joint venture income increases the carrying value of the joint venture investment and joint venture losses, as well as dividends received from the joint ventures, reduce the carrying value of the investment. Each reporting period, the Company evaluates the carrying value of these equity method investments as to whether an impairment adjustment may be necessary. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment adjustment is necessary.

6. Notes Payable

Revolving Credit Agreement

The Company entered into a credit agreement with JP Morgan Chase Bank, N.A. (“Chase”) in October 2007. The credit agreement has a maturity date of July 1, 2013. At both March 31, 2012 and December 31, 2011 there were $5.0 million of borrowings outstanding. There was additional borrowing capacity of $2.2 million and $3.7 million at March 31, 2012 and December 31, 2011, respectively. The revolving credit line is $10.0 million with a limit of up to $6.0 million of borrowing in the event that “adjusted net income” is less than $1.00 for any quarter (“Line Limit”). Adjusted net income is defined as domestic operating income plus depreciation and amortization. The agreement is collateralized by the Company’s real estate in Houston and Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-process, and the Company’s U.S. subsidiaries are guarantors of the borrowings.

Under the agreement, the Company pays a commitment fee of 0.3% per annum of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios, including maintenance of a minimum current ratio, leverage ratio and tangible net worth and restriction from paying dividends without prior written consent of the bank. On July 27, 2011, the Company amended its interest rate on the Company borrowings to 30 day LIBOR rate (0. 24% at March 31, 2012) plus 3.25% per annum.

On May 1, 2012, the Company and Chase executed a consent and amendment to the credit agreement to allow for the preferred stock financing as discussed in Note 11. Subsequent Events.

7. Inventories

Inventories consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
	(in thousands)
Raw materials	$1,648	$1,665
Work-in-process	2,673	2,703
Finished goods	672	672

	4,993	5,040
Less: Allowance	(31)	(95)

Total inventories	$4,962	$4,945

8. Income Taxes

It was determined in the fourth quarter of 2011 that due to the Internal Revenue Code’s Section 382 limitations on our ability to utilize the net operating losses carry forwards of approximately $9.8 million generated by American Access Technologies, Inc., prior to the Company’s merger in 2007 and subsequent net operating losses and foreign tax credit carry forwards, a full valuation allowance was warranted in the fourth quarter of 2011. As such, the tax provision on U.S. income generated in 2012 is offset by a reduction of the valuation allowance provided in 2011. The tax provision for 2012 reflects a 34% U.S. tax rate related to the equity in foreign joint ventures’ operations, net of dividends for an effective rate of 21%.

9. Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of March 31, 2012 and December 31, 2011 because of the relatively short maturity of these instruments.

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

10. Asset Acquisition

On March 8, 2012, the Company acquired certain technology from Amnor Technologies, Inc. for cash of $100,000 plus 44,000 shares of the Company’s common stock valued at $4.95 per share (the closing price on that date). One fourth of the shares were issued initially with the balance to be issued one third annually on the anniversaries over the subsequent 3 years. The purchase price was valued at $322,000 (including $4,000 of transaction costs) at March 8, 2012 and is recorded as an intangible asset and included in other assets in the condensed consolidated balance sheet at March 31, 2012. This cost is being amortized over it’s estimated useful life of 3 years and $8,900 was amortized in the quarter ended March 31, 2012. The technology provides automation and control system technologies for land and offshore drilling monitoring and control (auto-driller); marine automation including ballast control and tank monitoring and machinery plant control and monitoring systems; IP-based CCTV systems; and military vessel security and safety systems, all proven in multiple installations.

11. Subsequent Events

On April 13, 2012, the Company signed a securities purchase agreement (the “Securities Purchase Agreement”) with JCH Crenshaw Holdings, LLC (the “Investor”), for the sale (the “Preferred Stock Financing”) of the Company’s $5,000,000 of Series A Convertible Preferred Stock (1,000,000 Shares)(the “Series A Preferred Stock”), which are initially convertible into 1,000,000 shares of the Company’s common stock at a conversion price of $5.00 per share, and Common Stock Purchase Warrants exercisable for 325,000 shares of common stock, 125,000 of such shares at an initial exercise price of $6.00 per share and 200,000 of such shares at an initial exercise price of $7.00 per share. On May 2, 2012 the Company completed the issuance of the $5,000,000 of Series A Convertible Preferred Stock.

On April 30, 2012, the Company filed an Articles of Amendment to our Articles of Incorporation designating 1,000,000 shares of the Company’s authorized preferred stock as Series A Convertible Preferred Stock. The Company also entered into the Registration Rights Agreement and Investor Rights Agreement with the Investor on May 2, 2012.

The Series A Preferred Stock rank senior to all other equity instruments of the Company, include the Company’s common stock. The Series A Preferred Stock accrue cumulative dividends at a rate of 6% per annum, whether or not dividends have been declared by the Board of Directors and whether or not there are profits, surplus or other funds available for the payment of such dividends. The Company may pay such dividends in shares of the Company’s common stock based on the then current market price of the common stock. At any time following a material default by the Company, as defined in the Securities Purchase Agreement, or April 30, 2017, the holders of a majority of the outstanding Series A Preferred Stock may require the Company to redeem the Series A Preferred Stock at a redemption price equal to the lessor of (i) the liquidation preference per share (initially $5.00 per share, subject to adjustments for certain future equity transactions defined in the Securities Purchase Agreement) and (ii) the fair market value of the Series A Preferred Stock per share, as determined in good faith by the Company’s Board of Directors. The redemption price, plus any accrued and unpaid dividends, shall be payable in 36 equal monthly installments plus interest at an annual rate of 6% per annum.

On May 1, 2012 the Company and Chase executed a consent and amendment to our revolving credit agreement, whereby Chase as lender agreed to consent to: the Securities Purchase Agreement; the issuance and sale of the Preferred Stock and Warrants; the payment of the preferred dividends required; and the redemption of the Preferred Stock, all subject to the terms and conditions set forth in the agreements and the associated Amended Articles of Incorporation.

The securities sold were offered and sold in a transaction exempt from registration under the Securities Act of 1933, in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder. The Investor represented that it is an “accredited investor” as defined in Regulation D. Pursuant to the Registration Rights Agreement the Company agreed to register with the SEC for resale the common stock underlying the Series A Preferred Stock and the Warrants at the request of holders.

The description of the Preferred Stock Financing herein is not complete and is qualified in its entirety by reference to the full text of the Securities Purchase Agreement, the Articles of Amendment to Articles of Incorporation, the Warrants, the Registration Rights Agreement and the Investors Rights Agreement which were attached as exhibits to the Form 8-K filed on April 19, 2012 and are incorporated herein by this reference.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q and the financial statements in the 2011 Annual Report on Form 10-K filed on March 30, 2012. Historical results and percentage relationships set forth in the condensed consolidated statements of operations and cash flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.

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

These statements, including statements regarding our capital needs, business strategy, expectations and intentions, are subject to numerous risks and uncertainties, many of which are beyond our control, including our ability to maintain key products’ sales or effectively react to other risks including those discussed in Part I, Item 1A, Risk Factors, of our 2011 Annual Report on Form 10-K filed on March 30, 2012. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

BUSINESS

American Electric Technologies, Inc. is a leading global supplier of power delivery solutions to the energy industry. AETI offers M&I Electric™ power distribution and control products, electrical services, and E&I Construction services, as well as American Access Technologies zone enclosures, and Omega Metals custom fabrication services. South Coast Electric Systems L.L.C., a subsidiary, services U.S. Gulf Coast marine and vessel customers.

We report our business in three segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”).

Foreign Joint Ventures

We have interests in three joint ventures outside of the U. S. which are accounted for on the equity method:

•

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest;

•	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 41% interest; MIEFE’s general manager holds an 8% interest and, Oakwell Engineering, Ltd., of Singapore, holds a 51% interest, and;

•

AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which the Company holds a 49% interest and, Five Stars De Macae Servicos De Petroleo LTDA., of Brazil, holds a 51% interest.

Industry Conditions

Our power distribution products which support the oil and gas industry are capital-intensive and cyclical in nature. The U.S. shale drilling activity continues to favorably impact the demand for our technical products and services. Our products through our joint ventures in China, Singapore and Brazil continue to experience favorable market conditions related to the energy demands in these countries. Our industrial markets remain weak and the water and wastewater sector continues to be competitive resulting in low margins and, as such, we decided in the first quarter 2012 to exit the water and wastewater construction markets as we complete our existing backlog which is expected to be substantially completed by December 31, 2012.

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

Our power conversion group provides products that convert AC and DC power into usable power using a variety of technologies. We provide analog (Hill Hays) DC drives, digital SCR drives, AC variable frequency drives (also known as “VFDs”), inverters, converters, programmable logic control (“PLC”) based automation systems, and human machine interface (“HMI”) systems. Our analog DC drives, digital SCR drives and AC VFDs are used in a variety of applications including land and offshore drilling, marine propulsion and pipeline applications. The Company has recently introduced a line of wind converter products that convert the AC power produced by wind turbine generators to DC, then inverts the power back to AC for delivery to the electrical grid. We also offer our ISIS™ solution, a one MW fully integrated solar farm power station designed to integrate all of the power conversion and power distribution equipment of the solar farm. ISIS™ is the world’s first 1000V, 1MW solar inverter to be tested by TUV Rhineland, a nationally recognized test laboratory, to UL 1741 standards.

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

E&I

The E&I segment provides a full range of electrical and instrumentation construction and installation services to both land and offshore drilling, other heavy commercial and industrial markets, and the renewable energy industry. The segment’s services include new construction as well as electrical and instrumentation turnarounds, upgrades, maintenance, and renovation projects. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems, and high voltage cable. Marine based contracts include complete electrical system rig-ups, modifications, start-ups and testing for vessels, drilling rigs, and production platforms.

In the first quarter 2012, we decided to complete the existing backlog related to the water and wastewater construction projects and exit this market sector based on its continued weakness.

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

The Company has facilities and sales offices in Texas, Mississippi and Florida. We have minority interests in foreign joint ventures which have facilities in Singapore; Xian, China; and Macae, Rio De Janeiro, Brazil.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various critical accounting policies that govern the application of accounting principles generally accepted in the United States of America (“U.S. GAAP”) in the preparation of our condensed consolidated financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Certain accounting policies involve significant estimates and assumptions by us that have a material impact on our financial condition or operating performance. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of our condensed consolidated financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”, nor do we have any “variable interest entities”.

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

Foreign Currency Gains and Losses – Foreign currency translations are included as a separate component of comprehensive income. We have determined the local currency of foreign joint ventures to be the functional currency. In accordance with ASC 830, the assets and liabilities of the foreign equity investees, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the condensed consolidated balance sheet date and revenue and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

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

Equity Income from Foreign Joint Ventures’ Operations – The Company accounts for its investments in foreign joint ventures’ operations using the equity method of accounting. Under the equity method, the Company’s share of the joint ventures’ operations’ earnings or loss is recognized in the condensed consolidated statements of operations as equity income (loss) from foreign joint ventures’ operations. Joint venture income increases the carrying value of the joint venture investment and joint venture losses, as well as dividends received from the joint ventures, reduce the carrying value of the investment.

Carrying Value of Joint Venture Investments – The Company evaluates the carrying value of these equity method investments as to whether an impairment adjustment may be necessary. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors.

OVERALL RESULTS OF OPERATIONS

The following table represents revenue and income (loss) from domestic operations and equity in foreign joint ventures attributable to the business segments for the period indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011
Revenue:
Technical Products and Services	$9,823	$6,399
Electrical and Instrumentation Construction	2,992	3,918
American Access Technologies	1,617	1,751

	$14,432	$12,068

Gross profit:
Technical Products and Services	$1,369	$497
Electrical and Instrumentation Construction	202	298
American Access Technologies	201	402

	$1,772	$1,197

Operating Income (loss) from domestic operations and net equity in foreign joint ventures' operations:
Technical Products and Services	$1,100	$239
Electrical and Instrumentation Construction	202	298
American Access Technologies	(187)	20
Corporate and other unallocated expenses	(1,314)	(1,151)

Loss from domestic operations	(199)	(594)

Equity income from BOMAY	698	290
Equity income /(loss) from MIEFE	10	(25)
Equity income /(loss) from AAG	63	(28)
Foreign operations expenses	(100)	(129)

Net equity income from foreign joint ventures' operations	671	108

Income (loss) from domestic operations and net equity income from foreign joint ventures' operations	$472	$(486)

The Company’s management does not separately review and analyze its assets on a segment basis for TP&S, E&I, and AAT and all assets for the segments are recorded within the corporate segment’s records. Corporate and other unallocated expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments. With the exception of equity income from foreign joint ventures’ operations and foreign operations expenses, which are attributable to TP&S, all other costs, expenses and other income have been allocated to their respective segments.

The current allocation of expenses and other income has changed. In prior years, the Company allocated expenses and other income based on net revenue to the segments. Currently, expenses and other income that are specifically associated with the segments have been included in their respective segment income (loss). All expenses and other income not associated with a specific segment are included in corporate and other unallocated expenses.

Sales to foreign joint ventures are made on an arms length basis and intercompany profits, if any, are eliminated in consolidation. See Footnote 9 in Notes to Condensed Consolidated Financial Statements for detailed financial information on the foreign joint ventures.

Three Months Ended March 31, 2012 as Compared with the Three Months Ended March 31, 2011

Consolidated revenues increased $2.4 million or 20%, to $14.4 million for the quarter ended March 31, 2012 over the comparable period in 2011. The increase was primarily attributable to the TP&S segment’s revenue increase of $3.4 million or 54%, partially offset by decreases in other segments. The TP&S’s strong revenue growth is primarily due to increased demand for its technical products related to the U.S. land drilling market.

Consolidated gross profit for the quarter was $1.8 million which included an expense of $212,000 related to the decision for the Company to exit the water/wastewater sector related to the E&I segment. Excluding this expense, the consolidated gross profit improved by $787,000 compared to the prior year’s first quarter. This increase was mainly attributable to the TP&S segment’s increased revenue compared to the previous period in 2011.

Segment Comparisons

The TP&S segment’s revenue increased $3.4 million from $6.4 million for the quarter ended March 31, 2011, to $9.8 million for the quarter ended March 31, 2012, a 54% improvement which reflects the increase in the U.S. land drilling market. Gross profit for the segment for the quarter ended March 31, 2012 was $1.4 million, an increase of $872,000 over the quarter ended March 31, 2011.

The E&I segment reported revenue of $3.0 million for the quarter ended March 31, 2012, a decrease of $ 926,000, or 24%, from the quarter ended March 31, 2011, which primarily reflects a decrease in the marine and water wastewater construction industries partially offset by the increased revenue from industrial time and material projects. Gross profit for the E&I segment during the quarter ended March 31, 2012 was $202,000, which included a $212.000 expense in cost of sales related primarily to the decision to exit the water/wastewater market sector for this segment. Our industrial markets remain weak and the water and wastewater sector continues to be competitive resulting in low margins and, as such, we decided in the first quarter 2012 to exit the water and wastewater markets as we complete our existing backlog which is expected to be primarily completed by December 31, 2012. Excluding the effect of the $212,000 expense in the first quarter 2012, the results improved by $116,000 over the prior year’s first quarter results.

The AAT segment reported revenue of $1.6 million for the quarter ended March 31, 2012, down $134,000 from the comparable prior year period, an 8% decrease. Gross profit decreased by $201,000 for the quarter ended March 31, 2012, from $402,000 in the prior year quarterly period. Gross profit as a percentage of net revenue decreased to 12% for the quarter ended March 31, 2012 from 23% in the comparable prior year quarterly period. This segment continues to be challenged by competitive pricing due to weakness in the industrial sector.

Research and development costs for the quarter ended March 31, 2012 were down to $25,000 from $123,000 for the quarter ended March 31, 2011, most all of which relate to the continued development of the Company’s ISIS products.

Selling and marketing expenses for the quarter ended March 31, 2012 were $721,000 compared to the quarter ended March 31, 2011 of $611,000. This increase is primarily attributable to increased costs related to marketing and trade shows.

General and administrative expenses were up for the quarter ended March 31, 2012 over the same period in 2011 by $168,000 due to an increase in the Company’s employee stock compensation expense as well as salary increases.

Net equity income from foreign joint ventures’ operations increased for the quarter ended March 31, 2012 by $563,000 to $671,000 as compared to the quarter ended March 31, 2011. The increase was driven by the Chinese joint venture’s earnings growth.

Interest expense and other, net was $49,000 for the quarter ended March 31, 2012, an increase of $4,000 from the comparable 2011 quarter. The increase primarily resulted from an increase in interest expense on outstanding credit balances.

The provision for (benefit from) income taxes for the quarter ended March 31, 2012 was an expense of $89,000 which reflects the provision for taxes on the increased foreign joint venture equity earnings based on the annual estimated foreign joint venture equity earnings, net of dividends compared to a benefit of 207,000 in the 2011 comparable quarter. This increase was primarily caused by the improved foreign earnings and the provision in December against the U. S. deferred tax assets.

Backlog

The Company’s backlog as of March 31, 2012 was $16.1 million compared to $21.2 million at December 31, 2011. The backlog for the TP&S segment was approximately $11.2 million as of March 31, 2012, a decrease of approximately $2.1 million as compared to the backlog at December 31, 2011. The backlog is expected to be realized as revenue during the remainder of the fiscal year.

The backlog for the E&I segment was approximately $4.8 million as of March 31, 2012, a decrease of $3.2 million as compared to the backlog at December 31, 2011. The backlog is expected to be primarily realized as revenue during the remainder of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2012	December 31, 2011
	(in thousands except percentages and ratios)
Working capital	$10,839	$11,243
Current ratio	2.1 to 1	2.0 to 1
Debt as a percent of total capitalization	22%	23%

Notes Payable

The Company entered into a credit agreement with JP Morgan Chase Bank, N.A. (“Chase”) in October 2007. The credit agreement has a maturity date of July 1, 2013. At March 31, 2012 there was $5.0 million outstanding and there was additional borrowing capacity of $2.2 million. The revolving credit line is $10.0 million with a limit of up to $6.0 million of borrowing in the event that “adjusted net income” is less than $1.00 for any quarter (“Line Limit”). Adjusted net income is defined as domestic operating income plus depreciation and amortization. The agreement is collateralized by the Company’s real estate in Houston and Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-process, and the Company’s U.S. subsidiaries are guarantors of the borrowings. Under the agreement, the Company pays a commitment fee of 0.3% per annum of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios, including maintenance of a minimum current ratio, leverage ratio and tangible net worth and restriction from paying dividends without prior written consent of the bank. On July 27, 2011, the Company amended its interest rate on the Company borrowings to 30 day LIBOR rate (0.28% at December 31, 2011) plus 3.25% per annum. Prior to July 27, 2011, the interest rate on the Company’s borrowings was 30 day LIBOR rate (0.26% at December 31, 2010) plus 2.75% per year.

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

On May 1, 2012, the Company received a consent and amendment from Chase consenting to the payment of the preferred stock dividends and other terms as discussed in the Notes to Condensed Consolidated Financial Statements as Note 11. Subsequent Events.

Operating Activities

During the three months ended March 31, 2012, the Company used cash flows of $729,000 in operations as compared to generating $552,000 for the same period in 2011. The impact on cash from the operating loss was benefitted by the generation of cash from working capital of $1.1 million for the three months ended March 31, 2011 and for the current quarter in 2012 the change in working capital consumed $660,000. The reduction in cash generated from working capital is a result of increased inventory levels and increased accounts receivables resulting from the increase in product demand, primarily in TP&S.

Investing Activities

During the three months ended March 31, 2012, the Company utilized $242,000 in cash for investing activities compared to $107,000 for the comparable period in 2011. The increase in 2012 is mainly attributable to the purchase of software for the systems upgrade at AAT of approximately $100,000 and the technology acquisition from Amnor Technology for cash of $104,000 plus 44,000 shares of our common stock.

Financing Activities

During the three months ended March 31, 2012, the Company utilized $125,000 in cash from financing activities as compared to $54,000 for the comparable period in 2011. The cash utilized for the quarter ended March 31, 2012 was $92,000 and was primarily for the purchase of treasury shares in accordance with the employee stock incentive plan.

On May 2, 2012, the Company issued convertible preferred stock for $5 million in a private equity financing with JCH Crenshaw Holdings, LLC. The convertible preferred stock accrue cumulative dividends at a rate of 6% per annum, whether or not dividends have been declared by the Board of Directors and whether or not there are profits, surplus or other funds available for the payment of such dividends. The convertible preferred stock (1,000,000 shares) is convertible into 1,000,000 shares of common stock at a conversion price of $5.00 per share, subject to adjustment. The Company also issued to the investor warrants to purchase 125,000 shares of common stock at an exercise price of $6.00 per share and 200,000 shares at an exercise price of $7.00 per share.

The Company is raising this capital for general corporate purposes which may include expansion of its manufacturing capacity to meet growing demand for its power delivery products, accelerating its international expansion in key energy markets including Brazil and China and making additional corporate acquisitions

The Company believes its existing cash, working capital and unused credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months. The Company continues to review growth opportunities and depending on the cash needs may raise cash in the form of debt, equity, or a combination of both.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through July 1, 2013. At March 31, 2012, the Company had $5.0 million of variable-rate debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have had an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the 30 day LIBOR rate (0.24% at March 31, 2012) plus 3.25% per year. The agreement is collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

AETI maintains equity method investments in its Singapore, Chinese and Brazilian joint ventures, MIEFE, BOMAY, and AAG, respectively. The functional currencies of the joint ventures are the Singapore Dollar, the Chinese Yuan and the Brazilian Real, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in AETI’s condensed consolidated balance sheets. In the current quarter this item increased from $849,000 at December 31, 2011 to $912,000 at March 31, 2012 due principally to the weakness of the United States Dollar against the Chinese Yuan. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment, and at this time, no guarantees have been provided by AETI.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended March 31, 2012 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

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

Date: May 14, 2012

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By: /s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Frances Powell Hawes
Frances Powell Hawes
Senior Vice President and Chief Financial Officer (Principal Financial Officer)