Form 10-Q
period 2012-06-30
American Electric Technologies Inc
filed 2012-08-14
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

(713) 644-8182

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2012, the registrant had 7,914,685 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended June 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$3,945	$3,749
Accounts receivable-trade, net of allowance of $215 and $393 at June 30, 2012 and December 31, 2011, respectively	10,073	11,291
Inventories, net	4,752	4,945
Costs and estimated earnings in excess of billings on uncompleted contracts	2,449	2,026
Prepaid expenses and other current assets	228	336

Total current assets	21,447	22,347
Property, plant and equipment, net	4,370	4,489
Investments in foreign joint ventures	10,257	9,308
Other assets	362	87

Total assets	$36,436	$36,231

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,416	$5,772
Accrued payroll and benefits	1,220	1,414
Other accrued expenses	587	855
Billings in excess of costs and estimated earnings on uncompleted contracts	2,213	2,909
Short-term notes payable	132	154

Total current liabilities	7,568	11,104
Notes payable	2,000	5,057
Deferred income taxes	2,706	2,433
Deferred compensation	119	116

Total liabilities	12,393	18,710

Convertible preferred stock
Mandatorily redeemable convertible preferred stock – Series A, net of discount of $825 and $0 at June 30, 2012 and December 31, 2011; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at June 30, 2012, none at December 31,2011	4,175	—

Common stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,913,535 and 7,828,509 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	8	8
Additional paid-in capital	9,422	8,171
Treasury stock; 20,222 shares at cost	(92)	—
Accumulated other comprehensive income, foreign currency translation, net	941	849
Retained earnings; including accumulated statutory reserves in equity method investments of $1,620 and $1,284 at June 30, 2012 and December 31, 2011, respectively	9,589	8,493

Total common stockholders’ equity	19,868	17,521

Total liabilities, preferred stock and stockholders’ equity	$36,436	$36,231

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$12,872	$11,427	$27,304	$23,495
Cost of sales	10,700	9,921	23,359	20,792

Gross profit	2,172	1,506	3,945	2,703
Operating expenses:
Research and development	10	313	35	436
Selling and marketing	639	614	1,360	1,225
General and administrative	1,355	1,859	2,580	2,916

Total operating expenses	2,004	2,786	3,975	4,577

Income (loss) from domestic operations	168	(1,280)	(30)	(1,874)
Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	1,054	261	1,825	498
Foreign joint ventures’ operations related expenses	(123)	(117)	(223)	(246)

Net equity income from foreign joint ventures’ operations	931	144	1,602	252

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations	1,099	(1,136)	1,572	(1,622)

Interest expense and other, net	(38)	(55)	(88)	(102)

Total other income (expense)	(38)	(55)	(88)	(102)
Income (loss) before income taxes	1,061	(1,191)	1,484	(1,724)
Provision for (benefit from) income taxes	245	(464)	334	(675)

Net income (loss) before dividends on mandatorily convertible preferred stock	816	(727)	1,150	(1,049)

Dividends on mandatorily redeemable preferred stock	(55)	—	(55)	—

Net income attributable to common stockholders	$761	$(727)	$1,095	$(1,049)

Earnings (loss) per common share: Basic	$0.10	$(0.09)	$0.14	$(0.13)

Diluted	$0.09	$(0.09)	$0.13	$(0.13)

Weighted-average number of common shares outstanding:
Basic	7,913,266	7,821,646	7,885,458	7,800,060

Diluted	8,247,031	7,821,646	8,242,975	7,800,060

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net Income (loss)	$1,150	$(1,049)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred income tax provision (benefit)	334	(675)
Equity income from foreign joint ventures’ operations	(1,825)	(498)
Depreciation and amortization	467	382
Stock based compensation	215	112
Provision for bad debt	60	167
Allowance for obsolete inventory	17	16
Gain on sale of property, plant and equipment	(17)	(6)
Deferred compensation costs	3	15
Change in operating assets and liabilities:
Accounts receivable	1,254	696
Inventories	177	(1,028)
Costs and estimated earnings in excess of billings on uncompleted contracts	(423)	827
Accounts payable and accrued liabilities	(2,818)	488
Billings in excess of costs and estimated earnings on uncompleted contracts	(695)	22
Other, net	10	(17)

Net cash (used in) provided by operating activities	(2,091)	(548)

Cash flows from investing activities:
Purchases of property, plant and equipment	(300)	(139)
Proceeds from disposal of property, plant and equipment	17	6
Proceeds from joint venture dividends	907	1,052
Investment in joint venture	—	(69)
Purchase of intangible assets	(104)	—

Net cash provided by investing activities	520	850

Cash flows from financing activities:
Proceeds from issuance of common stock	17	16
Proceeds from sale of preferred stock and warrants-net	4,961	—
Dividends on mandatorily redeemable preferred stock	(41)	—
Treasury stock purchase, in accordance with the employee stock incentive plan	(92)	—
Capital lease obligation payment	(57)	(76)
Principal payments on short-term notes payable	(21)	(50)
Principal (payments on) advances from revolving credit facility	(3,000)	1,000

Net cash provided by financing activities	1,767	890

Net increase (decrease) in cash and cash equivalents	196	1,192
Cash and cash equivalents, beginning of period	3,749	1,364

Cash and cash equivalents, end of period	$3,945	$2,556

Supplemental disclosures of cash flow information:
Interest paid	$76	$68

Income taxes paid	$—	$24

Non-cash investing and financing activities:
Common stock issuance to acquire intangible assets	$219	$—

The accompanying notes are an integral part of the condensed consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amount)

1.	Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and Subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of June 30, 2012 and for the three months and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2012 and results of operations for the three months and six months ending June 30, 2012 and June 30, 2011. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s financial statements included in on our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed on March 30, 2012.

2.	Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding for the three months and six months ended June 30, 2012 and 2011. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and other stock units subject to anti-dilution limitations.

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except share and per share data.):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to common stockholders	$761	$(727)	$1,095	$(1,049)

Weighted average basic shares	7,913,266	7,821,646	7,885,458	7,800,060
Dilutive effect of stock options and restricted stock units (1)	333,765	—	357,517	—

Total weighted average diluted shares with assumed conversions	8,247,031	7,821,646	8,242,975	7,800,060

Earnings (loss) per common share:
Basic	$0.10	$(0.09)	$0.14	$(0.13)

Dilutive	$0.09	$(0.09)	$0.13	$(0.13)

(1)	For the three months ended and six months ended June 30, 2011, these items were excluded from diluted earnings (loss) per common share as the effect would have been anti-dilutive.

3.	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for reporting periods beginning after December 15, 2011 on a prospective basis. The adoption of ASU 2011-04 effective January 1, 2012 did not have a significant impact on the Company’s condensed consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-12 Comprehensive Income (Topic 220): Deferral of the effective date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update ASU 2011-05. ASU No. 2011-12 defers the effective date for provisions of ASU No. 2011-05 requiring entities to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and reinstates the requirement that reclassifications must be either disclosed on the face of the financial statements or in the notes. The adoption of ASU 2011-12, effective January 1, 2012 did not have a significant impact on the Company’s condensed consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU no. 2011-11 was issued to provide enhanced disclosures that will enable users of the financial statements to evaluate the effects or potential effect of netting arrangements on an entity’s financial position. The amendments under ASU No. 2011-11 require enhanced disclosures by requiring entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sales and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU No. 2011-11 is effective retrospectively for annual periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of ASU No. 2011-11 is not expected to have a significant impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-08 effective January 1, 2012 did not have a significant impact on the Company’s financial position or result of operations.

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

The following are selected financial details regarding the Company’s reportable segments (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Revenue:
Technical Products and Services	$8,647		$5,384		$18,470		$11,784
Electrical and Instrumentation Construction	2,615		4,361		5,607		8,278
American Access Technologies	1,610		1,682		3,227		3,433

	$12,872		$11,427		$27,304		$23,495

Gross profit:
Technical Products and Services	$1,587	18%	$846	16%	$2,957	16%	$1,343	11%
Electrical and Instrumentation Construction	330	13%	318	7%	532	9%	616	7%
American Access Technologies	255	16%	342	20%	456	14%	744	22%

	$2,172	17%	$1,506	13%	$3,945	14%	$2,703	12%

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations:
Technical Products and Services	$1,448	17%	$371	7%	$2,553	14%	$615	5%
Electrical and Instrumentation Construction	330	13%	318	7%	532	9%	616	7%
American Access Technologies	(115)	-7%	(32)	-2%	(303)	-9%	(12)	0%
Corporate and other unallocated expenses	(1,495)		(1,937)		(2,812)		(3,093)

Income (loss) from domestic operations	168	1%	(1,280)	-11%	(30)	0%	(1,874)	-8%

Equity income from BOMAY	1,062		387		1,761		678
Equity income (loss) from MIEFE	11		(112)		20		(138)
Equity income (loss) from AAG	(19)		(14)		44		(42)
Foreign operations expenses	(123)		(117)		(223)		(246)

Net equity income from foreign joint ventures’ operations	931		144		1,602		252

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations	$1,099		$(1,136)		$1,572		$(1,622)

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

We have interests in three joint ventures outside of the United States which are accounted for on the equity method:

•

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest and AA Energies, Inc., holds a 9% interest;

•	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 41% interest, MIEFE’s general manager holds a 8% interest and Oakwell Engineering, Ltd., of Singapore, holds a 51% interest and;

•

AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which the Company holds a 49% interest and Five Stars De Macae Servicos De Petroleo LTDA., of Brazil, holds a 51% interest.

Sales to joint ventures are made on an arms-length basis and intercompany profits, if any, are eliminated in consolidation.

Summary financial information of our foreign joint ventures in U.S. dollars was as follows at June 30, 2012 (unaudited) and December 31, 2011 (in thousands):

	BOMAY		MIEFE		AAG
	2012	2011	2012	2011	2012	2011
Assets:
Total current assets	$79,281	$60,817	$4,624	$4,459	$1,430	$1,604
Total non-current assets	5,064	5,163	121	105	182	49

Total assets	$84,345	$65,980	$4,745	$4,564	$1,612	$1,653

Liabilities and equity:
Total liabilities	$62,869	$46,499	$2,243	$2,162	$1,082	$1,151
Total joint ventures’ equity	21,476	19,481	2,502	2,402	530	502

Total liabilities and equity	$84,345	$65,980	$4,745	$4,564	$1,612	$1,653

The following table summarizes revenues and earnings reported by our foreign joint ventures for the three and six months ended June 30, 2012 and 2011 (unaudited):

	Three Months Ended June 30, (in thousands)
	BOMAY		MIEFE		AAG
	2012	2011	2012	2011	2012	2011
Revenue	$33,991	$8,253	$2,185	$619	$1,152	$451
Earnings	$2,655	$969	$30	$(230)	$(39)	$(29)

	Six Months Ended June 30, (in thousands)
	BOMAY		MIEFE		AAG
	2012	2011	2012	2011	2012	2011
Revenue	$57,009	$25,943	$5,080	$1,232	$2,665	$650
Earnings	$4,401	$1,694	$50	$(281)	$90	$(85)

The following is a summary of activity in investment in foreign joint ventures for the six months ended June 30, 2012:

	BOMAY*	MIEFE	AAG	TOTAL
	(in thousands)
Investment in joint ventures:
Balance at December 31, 2011	$7,913	$986	$409	$9,308
Equity in earnings (loss) in 2012	1,760	21	44	1,825
Dividend distributions in 2012	(1,008)	—	—	(1,008)
Foreign currency translation adjustment	95	60	(23)	132

Investment, end of period	$8,760	$1,067	$430	$10,257

Components of investment in joint ventures:
Investment in joint ventures:	$2,033	$15	$283	$2,331
Undistributed earnings	5,592	759	202	6,553
Foreign currency translation	1,135	293	(55)	1,373

Investments, end of period	$8,760	$1,067	$430	$10,257

*	Accumulated statutory reserves in equity method investments of $1.6 million at June 30, 2012 and $1.3 million at December 31, 2011 are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China (“PRC”), regulations on enterprises with foreign owners, an enterprise established in the PRC with foreign owners is required to provide for certain statutory reserves, namely: (i) General reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

Under the equity method, the Company’s share of the foreign joint ventures’ operations’ earnings or loss is recognized in the condensed consolidated statements of operations as equity income (loss) from foreign joint ventures’ operations. Joint venture income increases the carrying value of the joint venture investment and joint venture losses, as well as dividends received from the joint ventures, reduce the carrying value of the investment. Each reporting period, the Company evaluates the carrying value of these equity method investments as to whether an impairment adjustment may be necessary. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic , political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment adjustment is necessary.

6.	Notes Payable

Revolving Credit Agreement

The Company entered into a credit agreement with JP Morgan Chase Bank, N.A. (“Chase”) in October 2007. At June 30, 2012 there was $2.0 million and at December 31, 2011 there was $5.0 million of borrowings outstanding. There were additional borrowing capacity of $5.1 million and $3.7 million at June 30, 2012 and December 31, 2011, respectively.

On August 10 the $10.0 million credit agreement was amended which extended the maturity date to July 1, 2014, modified the financial covenants to a net profitability test of $1 on a trailing six month basis, a 1.0 to 1.0 leverage test of total liabilities to total net worth and eliminated the $6.0 million limit on borrowings if the “adjusted net income” became less than $1.00 for any quarter. The current ratio test remained unchanged. The agreement is collateralized by the Company’s real estate in Houston and Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-process, and the Company’s U.S. subsidiaries are guarantors of the borrowings.

Under the agreement, the credit facility’s interest rate is LIBOR plus 3.25% per annum and a commitment fee of 0.3% per annum of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contain covenants which provide for customary restrictions and limitations and restriction from paying dividends without prior written consent of the bank. On June 30, 2012 the interest rate was 3.48%.

On May1, 2012 the Company and Chase executed a consent and amendment to the credit agreement to allow for the $5M convertible preferred stock transaction as discussed in Note 11. Mandatorily Redeemable Convertible Preferred Stock.

7.	Inventories

Inventories consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012 (unaudited)	December 31, 2011
Raw materials	$1,680	$1,665
Work-in-process	2,442	2,703
Finished goods	669	672

	4,791	5,040

Less: Allowance	(39)	(95)

Total inventories	$4,752	$4,945

8.	Income Taxes

It was determined in the fourth quarter of 2011 that due to the Internal revenue Code’s Section 382 limitations on our ability to utilize the net operating losses carry forwards of approximately $9.8 million generated by American Access Technologies, Inc. prior to the Company’s merger in 2007 and subsequent net operating losses and foreign tax credit carry forwards, a full valuation allowance was warranted in the fourth quarter of 2011. As such, the tax provision on U.S. income generated in 2012 is offset by a reduction of the valuation allowance provided in 2011. The tax provision for 2012 reflects a 34% U.S. tax rate related to the income from the equity in foreign joint ventures’ operations, net of dividends paid in 2012 and dividends earned on 2012 foreign income, for an effective rate of 23% for 2012.

In the three month period ended June 30, 2011, the Company recorded a $220 write down of its deferred tax assets related to the IRS’s Section 382 net operating loss carry forward limitation resulting from an IRS audit of the Company’s December 31, 2008 federal return. After giving effect to the write down of the deferred income taxes of $220, and adjusting for the cumulative effect of the change in the estimated tax rate for fiscal 2011, the effective tax rate for the second quarter 2011 and six months ended June 30, 2011 was 39% and 39%, respectively.

9.	Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of June 30, 2012 and December 31, 2011 because of the relatively short maturity of these instruments.

The mandatorily redeemable preferred stock and warrants were sold in an arms-length transaction on May 2, 2012. Accordingly, we believe the recorded values reflect current markets (“fair values”) for these instruments at June 30, 2012.

As discussed in Note 5. Investment in Foreign Joint Ventures, the carrying values of these investments are reviewed quarterly to ascertain that they are not impaired.

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

10.	Mandatorily Redeemable Convertible Preferred Stock

On April 13, 2012, the Company signed a securities purchase agreement (the “Securities Purchase Agreement”) with a private investor for the sale (the “Preferred Stock Financing”) of the Company’s $5,000,000 of Series A Convertible Preferred Stock (1,000,000 Shares) (the “Series A Convertible Preferred Stock”), which are initially convertible into 1,000,000 shares of the Company’s common stock at a conversion price of $5.00 per share, and Common Stock Purchase Warrants exercisable for 325,000 shares of common stock, 125,000 of such warrants at an initial exercise price of $6.00 per share and 200,000 of such warrants at an initial exercise price of $7.00 per share. On May 2, 2012 the Company completed the issuance of the $5,000,000 of Series A Convertible Preferred Stock and the Common Stock Purchase Warrants.

On April 30, 2012, the Company filed an Articles of Amendment to our Articles of Incorporation designating 1,000,000 shares of the Company’s authorized preferred stock as Series A Convertible Preferred Stock. The Company also entered into the Registration Rights Agreement and Investor Rights Agreement with the Investor on May 2, 2012.

The Series A Convertible Preferred Stock rank senior to all other equity instruments of the Company, include the Company’s common stock. The Series A Preferred Stock accrue cumulative dividends at a rate of 6% per annum, whether or not dividends have been declared by the Board of Directors and whether or not there are profits, surplus or other funds available for the payment of such dividends. The Company may pay such dividends in shares of the Company’s common stock based on the then current market price of the common stock. At any time following a material default by the Company, as defined in the Securities Purchase Agreement, or April 30, 2017, the holders of a majority of the outstanding Series A Preferred Stock may require the Company to redeem the Series A Preferred Stock at a redemption price equal to the lessor of (i) the liquidation preference per share (initially $5.00 per share, subject to adjustments for certain future equity transactions defined in the Securities Purchase Agreement) and (ii) the fair market value of the Series A Preferred Stock per share, as determined in good faith by the Company’s Board of Directors. The redemption price, plus any accrued and unpaid dividends, shall be payable in 36 equal monthly installments plus interest at an annual rate of 6% per annum.

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

The preferred stock and warrants were issued for a combined consideration of $5 million This amount was allocated to the preferred stock and warrants based on their related fair values. The fair value of the warrants was calculated using the Black Scholes-Merton pricing model using the following assumptions:

Number of warrants	125,000	200,000
Exercise price	$6.00	$7.00
Expected volatility of underlying stock	74%	74%
Risk-free interest rate	1.50%	1.70%
Dividend yield	0.00%	0.00%
Expected life of warrants	8 years	8 years
Weighted-average fair value of warrants	$3.17	$3.07
Expiration date	May 2, 2020	May 2, 2020

Based on these calculations and the actual consideration the warrants were valued at $840 and the preferred stock was valued at $4,160.

The initial values allocated to the warrants represented the discount on the preferred and was recognized as additional paid-in capital. The preferred discount related to the warrants is accreted against common shareholders’ equity (retained earnings) through the scheduled redemption date of the mandatorily redeemable preferred stock. Since the issuance on May 2, 2012, the accretion amounted to $15 in the quarter ended June 30, 2012.

11.	Asset Acquisition

On March 8, 2012, the Company acquired certain technology from Amnor Technologies, Inc. for cash of $100,000 plus 44,000 shares of the Company’s common stock valued at $4.95 per share (the closing price on that date). One fourth of the shares were issued initially with the balance to be issued one third annually on the anniversaries over the subsequent 3 years. The purchase price was valued at $322,000 (including $4,000 of transaction costs) at March 8, 2012 and is recorded as an intangible asset and included in other assets in the condensed consolidated balance sheet at March 31, 2012. This cost is being amortized over it’s estimated useful life of 3 years. Amortization expense of $27,000 and $36,000 was recognized during the three and six months ended June 30, 2012 and is included in general and administrative expenses in the condensed consolidated statements of operations.

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

BUSINESS

American Electric Technologies, Inc. is a leading global supplier of custom designed power delivery solutions to the energy industry. AETI offers M&I Electric™ power distribution and control products, electrical services, and E&I Construction services, as well as American Access Technologies zone enclosures, and Omega Metals custom fabrication services. South Coast Electric Systems L.L.C. a subsidiary, services U.S. Gulf Coast marine vessel customers.

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

•	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 41% interest, MIEFE’s general manager holds an 8% interest and, Oakwell Engineering, Ltd., of Singapore, holds a 51% interest, and;

•

AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which the Company holds a 49% interest and, Five Stars De Macae Servicos De Petroleo LTDA., of Brazil, holds a 51% interest.

Industry Conditions

Our power distribution products which support the oil and gas industry are capital intensive and cyclical in nature. The U.S. shale drilling activity continues to favorably impact the demand for our technical products and services. Our products through our joint ventures in China, Singapore and Brazil continue to experience favorable market conditions related to the energy demands in these countries. Our industrial markets remain weak and the water and wastewater sector continues to be competitive resulting in low margins and, as such, we decided in the first quarter 2012 to exit the water and wastewater construction markets as we complete our existing backlog which is expected to be substantially completed by December 31, 2012.

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

Inventory Valuation – Inventories are stated at the lower of cost or market, with material being accounted for using the average cost method. Inventory costs for finished goods and work-in-process include direct material, direct labor, production overhead and outside services. TP&S and E&I indirect overhead is apportioned to work-in-process based on direct labor incurred. AAT production overhead, including indirect labor, is allocated to finished goods and work-in-process based on material consumption, which is an estimate that could be subject to change in the near term as additional information is obtained and as our operating environment changes.

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

Sales to foreign joint ventures are made on an arms-length basis and intercompany profits, if any, are eliminated in consolidation. See Footnote 5 in Notes to Condensed Consolidated Financial statements for detailed financial information on the foreign joint ventures.

The following table represents revenue and income (loss) from domestic operations and equity in foreign joint ventures attributable to the business segments for the period indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Revenue:
Technical Products and Services	$8,647		$5,384		$18,470		$11,784
Electrical and Instrumentation Construction	2,615		4,361		5,607		8,278
American Access Technologies	1,610		1,682		3,227		3,433

	$12,872		$11,427		$27,304		$23,495

Gross profit:
Technical Products and Services	$1,587	18%	$846	16%	$2,957	16%	$1,343	11%
Electrical and Instrumentation Construction	330	13%	318	7%	532	9%	616	7%
American Access Technologies	255	16%	342	20%	456	14%	744	22%

	$2,172	17%	$1,506	13%	$3,945	14%	$2,703	12%

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations:
Technical Products and Services	$1,448	17%	$371	7%	$2,553	14%	$615	5%
Electrical and Instrumentation Construction	330	13%	318	7%	532	9%	616	7%
American Access Technologies	(115)	-7%	(32)	-2%	(303)	-9%	(12)	0%
Corporate and other unallocated expenses	(1,495)		(1,937)		(2,812)		(3,093)

Income (loss) from domestic operations	168	1%	(1,280)	-11%	(30)	0%	(1,874)	-8%

Equity income from BOMAY	1,062		387		1,761		678
Equity income (loss) from MIEFE	11		(112)		20		(138)
Equity income (loss) from AAG	(19)		(14)		44		(42)
Foreign operations expenses	(123)		(117)		(223)		(246)

Net equity income from foreign joint ventures’ operations	931		144		1,602		252

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations	$1,099		$(1,136)		$1,572		$(1,622)

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Consolidated net revenue increased $1,445, or 13% to $12,872 for the three months ended June 30, 2012 over the comparable period in 2011. The increase was primarily attributable to the TP&S segment’s net revenue increase of $3,263 offset by the E&I segment’s, revenue declined of $1,746. The decline was primarily due to the Company’s decision in the first quarter 2012 to exit the water/wastewater business.

Consolidated gross profit for the three months ended June 30, 2012, increased $666 to $2,172 compared to gross profit of $1,506 in the prior year period. The increase in gross profit is primarily attributable to the TP&S segment’s net revenue increase of 61%, resulting in an increase in gross profit of $741 for the segment.

The TP&S segment’s improved financial results reflect the increase in the demand for both our power conversion and distribution equipment. The decrease in indirect costs resulted from the Company’s continued cost reduction efforts.

The E&I segment reported net revenue of $2,615 in the second quarter of 2012, a decrease of $1,746 from the second quarter of 2011. The Company’s revenue for the E&I segment will continue to decline due to the decision to exit the water/wastewater business based on the water/wastewater business being non-core to the Company’s products coupled with low project margins.

The AAT segment reported net revenue of $1,610 in the second quarter of 2012, down $72 from the comparable prior year period. Gross profit decreased $87 to $255 from $342 in the prior year period. The decrease in revenue and gross profit is attributable to a shift in demand for one of it’s products. The AAT segment is examining continued cost containment for the remainder of the year and marketing efforts to increase revenue.

Selling and marketing expenses for the quarter ended June 30, 2012 were $639 compared to the prior period quarter ended June 30, 2011 of $614. The increase is related to commissions on the increased revenue.

General and administrative expenses were down for the quarter ended June 30, 2012 over the same period in 2011 by $504. In the second quarter 2011, the Company incurred expenses related to the E&I segment’s legal costs associated with a project in mediation and an additional expense for under accrued audit fees for 2011.

Research and development costs were down from the previous period based on a reduced level of ISIS development as the product development completes.

Net equity income from foreign joint ventures increased in the second quarter ended June 30, 2012 by $787 as compared to the second quarter ended June 30, 2011. The increase resulted from improved performance at BOMAY by $675 and MIEFE by $123. The BOMAY operations in China continue to reflect a strong demand for it’s products.

Consolidated net other expense declined due to the $3.0 million reduction in the revolving credit balance in May 2012 resulting from the $5.0 million convertible preferred stock transaction.

The effective tax expense (benefit) rates for the three month period ended June 30, 2012 and 2011 were 23% and 39%, respectively. It was determined in the fourth quarter of 2011 that due to the Internal revenue Code’s Section 382 limitations on our ability to utilize the net operating losses carry forwards of approximately $9.8 million generated by American Access Technologies, Inc. prior to the Company’s merger in 2007 and subsequent net operating losses and foreign tax credit carry forwards, a full valuation allowance was warranted in the fourth quarter of 2011. As such, the tax provision on U.S. income generated in 2012 is offset by a reduction of the valuation allowance provided in 2011. The tax provision for 2012 reflects a 34% U.S. tax rate related to the income from the equity in foreign joint ventures’ operations, net of dividends paid in 2012 and dividends earned on 2012 foreign income, for an effective rate of 23% for 2012

In the period ended June 30, 2011, the Company recorded a $220 write down of its deferred tax assets related to the IRS’s Section 382 net operating loss carry forward limitation resulting from an IRS audit of the Company’s December 31, 2008 federal return. After giving effect to the write down of the deferred income taxes of $220, and adjusting for the cumulative effect of the change in the estimated tax rate for fiscal 2011, the effective tax rate for the second quarter 2011 was 39%.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011.

Consolidated net revenue increased $3,809, or 16%, to $27,304 for the six months ended June 30, 2012 over the comparable period in 2011. The TP&S segment recorded a $6,686 increase in net revenue, or 57%. This improvement was offset by a decline in the E&I segment which recorded a $2,671 decrease in net revenue.

Consolidated gross profit increased $1,242 to $3,945, or 14% of net revenue as compared to 12% gross profit percentage for the prior six month period. This increase was mainly attributable to the TP&S segment’s increased revenue and improvement in direct margin. This performance reflects the improving conditions in the oil & gas markets.

The TP&S segment’s revenue of $18,470 generated gross profit of $2,957 for the first six months in June 2012 compared to revenue of $11,784 and gross profit of $1,343 for the prior six month period ended June 30, 2011. This segment’s financial improvement reflects the increase in the oil and gas market.

The E&I segment reported net revenue of $5,607 for the six months ended June 30, 2012, a decrease of $2,671 over the six months ended June 30, 2011. Gross profit for the E&I segment during the six months ended June 30, 2012 was $532, compared to $616 in the corresponding prior year period. Gross profit as a percentage of net revenue increased to 9% from 7% in the comparable prior period, however the Company’s revenue for the E&I segment will continue to decline due to the decision to exit the water/wastewater business based on the water/wastewater business being non-core to the Company’s products coupled with low project margins.

The AAT segment reported revenue of $3,227 for the six months ended June 30, 2012, down $206 from the comparable prior year period. Gross profit declined by $288 driven substantially by the decrease in revenue from a shift in demand for one of it’s products.

The AAT segment is examining continued cost containment for the remainder of the year and marketing efforts to increase revenue.

Selling and marketing expenses for the six months ended June 30, 2012 were $1,360 compared to the prior six month period ended June 30, 2011 of $1,225. The increase in expenses is primarily attributed to commissions on the increased revenue.

General and administrative expenses were down for the six months ended June 30, 2012 over the same period in 2011 by $336. In the second quarter 2011, the Company incurred expenses related to the E&I segment’s legal costs associated with a project in mediation and an additional expense for under accrued audit fees for 2011.

Research and development costs for the six months ended June 30, 2012 were down to $35 from $436 in the previous period based on a reduced level of ISIS development as the product development completes.

Net equity income from foreign joint ventures increased for the six months ended June 30, 2012 by $1,350 as compared to the prior six month period ended June 30, 2011.

The increase resulted from improved performance at BOMAY by $1083, MIEFE by $158 and AAG by $86. The BOMAY operations in China continue to reflect a strong demand for it’s products.

Consolidated net other expense for the six month period was $88, a decrease of $14 from the comparable prior year due to the $3.0 million reduction in the revolving credit balance in May 2012 resulting from the $5.0 million convertible preferred stock transaction.

The effective tax expense (benefit) rates for the six month period ended June 30, 2012 and 2011 were 23% and 39%, respectively. In the period ended June 30, 2011, the Company recorded a $220 write down of its deferred tax assets related to the IRS’s Section 382 net operating loss carry forward limitation resulting from an IRS audit of the Company’s December 31, 2008 federal return.

It was determined in the fourth quarter of 2011 that due to the Internal revenue Code’s Section 382 limitations on our ability to utilize the net operating losses carry forwards of approximately $9.8 million generated by American Access Technologies, Inc. prior to the Company’s merger in 2007 and subsequent net operating losses and foreign tax credit carry forwards, a full valuation allowance was warranted in the fourth quarter of 2011. As such, the tax provision on U.S. income generated in 2012 is offset by a reduction of the valuation allowance provided in 2011. The tax provision for 2012 reflects a 34% U.S. tax rate related to the income from the equity in foreign joint ventures’ operations, net of dividends paid in 2012 and dividends earned on 2012 foreign income, for an effective rate of 23% for 2012.

BACKLOG

The Company’s backlog as of June 30, 2012 was $15.7 million compared to $16.1 million at March 31, 2012. The backlog for the TP&S segment was $13.7 million as of June 30, 2012, an increase of approximately $2.5 million as compared to the backlog at March 31, 2012. The backlog for the E&I water waste/water business of $2.0 million reflects the remaining projects in process and will continue to decline as the Company decided to exit this business in the first quarter 2012. Approximately 60% of this backlog is expected to be realized as revenue during the remainder of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Notes Payable / Revolving Credit Agreement

The Company entered into a credit agreement with JP Morgan Chase Bank, N.A. (“Chase”) in October 2007. At June 30, 2012 there was $2.0 million and at December 31, 2011 there was $5.0 million of borrowings outstanding. There were additional borrowing capacity of $5.1 million and $3.7 million at June 30, 2012 and December 31, 2011, respectively. On August 10, 2012 the $10.0 million credit agreement was amended which extended the maturity date to July 1, 2014, modified the financial covenants to a net profitability test of $1 on a trailing six month basis, a 1.0 to 1.0 leverage test of total liabilities to total net worth and eliminated the $6.0 million limit on borrowings if the “adjusted net income” became less than $1.00 for any quarter. The current ratio test remained unchanged. The agreement is collateralized by the Company’s real estate in Houston and Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-process, and the Company’s U.S. subsidiaries are guarantors of the borrowings.

Under the agreement, the credit facility’s interest rate is LIBOR plus 3.25% per annum and a commitment fee of 0.3% per annum of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contain covenants which provide for customary restrictions and limitations and restriction from paying dividends without prior written consent of the bank. On June 30, 2012 the interest rate was 3.48%.

On May 1, 2012, the Company received an amendment from Chase consenting to the payment of the preferred stock dividends and other terms as discussed in the Notes to Condensed Consolidated Financial Statements as Note 10. Mandatorily Redeemable Convertible Preferred Stock.

Operating Activities

During the six months ended June 30, 2012, the Company used cash flows from operations of $2,091 as compared to a use of cash from operation of $548 for the same period in 2011. The reduction in cash flow for the 2012 period was primarily due to a decline in accounts payable of $2,818.

Investing Activities

During the six months ended June 30, 2012, the Company generated $520 in cash for investing activities compared to $850 for the comparable period in 2011. The Company received cash dividends from the BOMAY of $907 and $1,052 in June 2012 and June 2011, respectively. In the first quarter 2012, the Company acquired the net assets of Amnor Technology for cash of $104 plus 44,000 shares of our common stock.

Financing Activities

During the six months ended June 30, 2012, the Company generated $1,767 in cash from financing activities as compared $890 for the comparable period in 2011 The main source of cash in 2012 was from the issuance of the $5.0 million convertible preferred stock transaction. Subsequently, the Company paid $3,000 down on the revolving credit agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands)

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through July 1, 2014. At June 30, 2012, the Company had $2,000 of variable-rate debt outstanding. At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant, unfavorable impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on the 30 day LIBOR rate (0.23% at June 30, 2012) plus 3.25% per year. The agreement is collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

AETI maintains equity method investments in its Singapore, Chinese and Brazilian joint ventures, MIEFE, BOMAY, and AAG, respectively. The functional currencies of the joint ventures are the Singapore dollar, the Chinese Yuan and the Brazilian Real, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in AETI’s condensed consolidated balance sheet. In the current period this item increased from $849 at December 31, 2011 to $941 at June 30, 2012 due principally to the weakness of the United States Dollar against the Chinese Yuan. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment, and at this time, no guarantees have been provided by AETI.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2012.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended June 30, 2012 in the risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is hereby made to Note 10 to the Financial Statements herein for a description of the Preferred Stock Financing closed in May 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Index to Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Amendment to Registrant’s Articles of Incorporation filed April 30, 2012. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K April 4, 2012)

4.1	Warrant to purchase 125,000 shares of Registrant’s common stock dated May 2, 2012.

4.2	Warrant to purchase 200,000 shares of Registrant’s common stock dated May 2, 2012.

4.3	Investors Rights Agreement between Registrant and JCH Crenshaw Holdings, LLC dated May 2, 20 12

4.4	Registration Rights Agreement between Registrant and JCH Crenshaw Holdings, LLC dated May 2, 2012.

10.1	Securities Purchase Agreement between Registrant and JCH Crenshaw Holdings, LLC dated April 13, 2012. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed April 19, 2012)

10.2	Consent and Eighth Amendment to Loan Agreement dated April 30, 2012.

10.3	Ninth Amendment to Loan Agreement dated August 10, 2012.

31.1	Rule 13a-14(a) / 15d -14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2012

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Frances Powell Hawes
Frances Powell Hawes
Senior Vice President and Chief Financial Officer (Principal Financial Officer)