Form 10-Q/A
period 2012-06-30
American Electric Technologies Inc
filed 2012-08-24
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A-1

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

FORM 10-Q / A-1

For the Quarterly Period Ended June 30, 2012

EXPLANATORY NOTE

American Electric Technologies, Inc. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on August 14, 2012 (the “Original Filing” and together with the Form 10-Q /A, the “Form 10-Q”) to furnish additional exhibits representing the required XBRL files.

		Page

Item 6.	Exhibits	3

Signatures		4

Exhibit Index

No.	Exhibit Description

3.1	Articles of Amendment to Registrant’s Articles of Incorporation filed April 30, 2012. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K April 4, 2012)

4.1	Warrant to purchase 125,000 shares of Registrant’s common stock dated May 2, 2012 (1).

4.2	Warrant to purchase 200,000 shares of Registrant’s common stock dated May 2, 2012 (1).

4.3	Investors Rights Agreement between Registrant and JCH Crenshaw Holdings, LLC dated May 2, 2012 (1).

4.4	Registration Rights Agreement between Registrant and JCH Crenshaw Holdings, LLC dated May 2, 2012 (1).

10.1	Securities Purchase Agreement between Registrant and JCH Crenshaw Holdings, LLC dated April 13, 2012. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed April 19, 2012)

10.2	Consent and Eighth Amendment to Loan Agreement dated April 30, 2012 (1).

10.3	Ninth Amendment to Loan Agreement dated August 10, 2012 (1).

31.1	Rule 13a-14(a) / 15d -14(a) Certification of Principal Executive Officer (1).

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer (1).

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer (1).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.
*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 24, 2012

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Frances Powell Hawes
Frances Powell Hawes
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

4