Form 10-Q
period 2012-09-30
American Electric Technologies Inc
filed 2012-11-14
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

As of November 6, 2012, the registrant had 7,919,032 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended September 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$6,084	$3,749
Accounts receivable-trade, net of allowance of $241 and $393 at September 30, 2012 and December 31, 2011, respectively	8,232	11,291
Inventories, net	5,577	4,945
Costs and estimated earnings in excess of billings on uncompleted contracts	1,486	2,026
Prepaid expenses and other current assets	153	336

Total current assets	21,532	22,347
Property, plant and equipment, net	4,561	4,489
Investments in foreign joint ventures	11,059	9,308
Other assets	330	87

Total assets	$37,482	$36,231

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,445	$5,772
Accrued payroll and benefits	1,070	1,414
Other accrued expenses	438	855
Billings in excess of costs and estimated earnings on uncompleted contracts	2,135	2,909
Short-term notes payable	94	154

Total current liabilities	8,182	11,104
Notes payable	1,500	5,057
Deferred income taxes	2,957	2,433
Deferred compensation	121	116

Total liabilities	12,760	18,710

Convertible preferred stock
Mandatorily redeemable convertible preferred stock – Series A, net of discount of $816 and $0 at September 30, 2012 and December 31, 2011; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at September 30, 2012, none at December 31,2011	4,184	—

Common stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,937,783 and 7,828,509 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	8	8
Additional paid-in capital	9,555	8,171
Treasury stock; 20,222 shares at cost	(92)	—
Accumulated other comprehensive income, foreign currency translation, net	978	849
Retained earnings; including accumulated statutory reserves in equity method investments of $1,620 and $1,284 at September 30, 2012 and December 31, 2011, respectively	10,089	8,493

Total common stockholders’ equity	20,538	17,521

Total liabilities, preferred stock and stockholders’ equity	$37,482	$36,231

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$11,725	$13,704	$39,029	$37,200
Cost of sales	10,036	11,521	33,395	32,313

Gross profit	1,689	2,183	5,634	4,887
Operating expenses:
Research and development	0	161	36	597
Selling and marketing	471	619	1,831	1,844
General and administrative	1,095	1,351	3,675	4,267

Total operating expenses	1,566	2,131	5,542	6,708

Income (loss) from domestic operations	123	52	92	(1,821)
Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	746	822	2,571	1,320
Foreign joint ventures’ operations related expenses	(23)	(113)	(246)	(359)

Net equity income from foreign joint ventures’ operations	723	709	2,325	961

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations	846	761	2,417	(860)
Interest expense and other, net	(29)	(79)	(116)	(182)

Total other income (expense)	(29)	(79)	(116)	(182)
Income (loss) before income taxes	817	682	2,301	(1,042)
Provision for (benefit from) income taxes	232	323	566	(352)

Net income (loss) before dividends on mandatorily redeemable convertible preferred stock	585	359	1,735	(690)

Dividends on mandatorily redeemable convertible preferred stock	(85)	—	(140)	—

Net income (loss) attributable to common stockholders	$500	$359	$1,595	$(690)

Earnings (loss) per common share: Basic	$.06	$0.05	$.20	$(.09)

Diluted	$.06	$0.04	$.19	$(.09)

Weighted-average number of common shares outstanding:
Basic	7,915,039	7,825,574	7,895,318	7,808,658

Diluted	8,223,410	8,081,843	8,252,835	7,808,658

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net Income (loss)	$1,735	$(690)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred income tax provision (benefit)	566	(352)
Equity income from foreign joint ventures’ operations	(2,571)	(1,320)
Depreciation and amortization	676	579
Stock based compensation	326	200
Provision for bad debt	90	113
Allowance for obsolete inventory	25	19
Gain on sale of property, plant and equipment	(17)	0
Deferred compensation costs	5	(94)
Change in operating assets and liabilities:
Accounts receivable	2,969	(1,292)
Inventories	(657)	(1,330)
Costs and estimated earnings in excess of billings on uncompleted contracts	540	1,279
Accounts payable and accrued liabilities	(2,088)	832
Billings in excess of costs and estimated earnings on uncompleted contracts	(774)	901
Other, net	328	89

Net cash (used in) provided by operating activities	1,153	(1,066)

Cash flows from investing activities:
Purchases of property, plant and equipment	(813)	(183)
Proceeds from disposal of property, plant and equipment	17	7
Proceeds from joint venture dividends	907	1,052
Investment in joint venture	0	(165)
Purchase of intangible assets	(104)	0

Net cash provided by investing activities	7	711

Cash flows from financing activities:
Proceeds from issuance of common stock	39	27
Proceeds from sale of preferred stock and warrants-net	4,961	0
Dividends on mandatorily redeemable preferred stock	(116)	0
Treasury stock purchase, in accordance with the employee stock incentive plan	(92)	0
Capital lease obligation payment	(117)	(115)
Principal payments on short-term notes payable	0	(50)
Principal (payments on) advances from revolving credit facility	(3,500)	1,000

Net cash provided by financing activities	1,175	862

Net increase (decrease) in cash and cash equivalents	2,335	507
Cash and cash equivalents, beginning of period	3,749	1,364

Cash and cash equivalents, end of period	$6,084	$1,871

Supplemental disclosures of cash flow information:
Interest paid	$97	$117

Income taxes paid	$116	$104

Non-cash investing and financing activities:
Common stock issuance to acquire intangible assets	$219	$—

The accompanying notes are an integral part of the condensed consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amount)

1.	Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and Subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of September 30, 2012 and for the three months and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2012 and results of operations for the three months and nine months ending September 30, 2012 and September 30, 2011. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s financial statements included in on our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed on March 30, 2012.

2.	Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding for the three months and nine months ended September 30, 2012 and 2011. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and other stock units subject to anti-dilution limitations.

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except share and per share data.):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to common stockholders	$500	$359	$1,595	$(690)

Weighted average basic shares	7,915,039	7,825,574	7,895,318	7,808,658
Dilutive effect of stock options and restricted stock units (1)	308,371	256, 269	357,517	—

Total weighted average diluted shares with assumed conversions	8,223,410	8,081,843	8,252,835	7,808,658

Earnings (loss) per common share:
Basic	$0.06	$0.05	$0.20	$(0.09)

Dilutive	$0.06	$0.04	$0.19	$(0.09)

(1)	For the nine months ended September 30, 2011, these items were excluded from diluted earnings (loss) per common share as the effect would have been anti-dilutive.

3.	Recent Accounting Pronouncements

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

Management has organized the Company around its products and services and has three reportable segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”). TP&S develops, manufactures, provides and markets power distribution equipment including switchgear, motor control centers, and other power distribution products, as well as power conversion equipment such as Analog and Digital SCR drives and AV variable frequency drives. The company also manufactures power control buildings (PCRs) which house the power distribution and power conversion equipment deployed at a customer’s operation site. The service component of this segment includes retrofitting equipment upgrades, startups, testing and troubleshooting electrical substations, switchgear, drives and control systems. The primary markets for the TP&S solutions include oil & gas (land and offshore drilling, offshore production, pipeline and fractionation, and refining/petrochem) as well as the power generation and distribution and marine and industrial segments. Equity income from foreign joint ventures and joint venture management related expenses are included in the TP&S segment because their operations are exclusively involved in TP&S activities. The E&I segment installs electrical equipment for the same oil & gas, power generation and distribution, water/wastewater and marine and industrialmarkets. The AAT segment manufactures and markets zone cabling and customed formed metal products of varying designs for the industrial marketplace.

The following are selected financial details regarding the Company’s reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Technical Products and Services	$8,903	$8,123	$27,373	$19,907
Electrical and Instrumentation Construction	1,495	3,561	7,102	11,839
American Access Technologies	1,327	2,020	4,554	5,454

	$11,725	$13,704	$39,029	$37,200

Gross profit:
Technical Products and Services	$1,507	$1,487	$4,464	$2,830
Electrical and Instrumentation Construction	61	214	593	830
American Access Technologies	121	482	577	1,227

	$1,689	$2,183	$5,634	$4,887

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations:
Technical Products and Services	$1,389	$1,140	$3,941	$1,754
Electrical and Instrumentation Construction	61	214	593	830
American Access Technologies	(227)	66	(530)	55
Corporate and other unallocated expenses	(1,100)	(1,368)	(3,912)	(4,460)

Income (loss) from domestic operations	123	52	92	(1,821)

Equity income from BOMAY	624	666	2,385	1,343
Equity income (loss) from MIEFE	(1)	66	19	(72)
Equity income (loss) from AAG	123	90	167	49
Foreign operations expenses	(23)	(113)	(246)	(359)

Net equity income from foreign joint ventures’ operations	723	709	2,325	961

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations	$846	$761	$2,417	$(860)

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

We have interests in three joint ventures outside of the United States which are accounted for on the equity method:

•

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (known as BOMCO, a subsidiary of China National Petroleum Corporation) holds a 51% interest and AA Energies, Inc., holds a 9% interest;

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

Summary financial information of our foreign joint ventures in U.S. dollars was as follows at September 30, 2012 (unaudited) and December 31, 2011 (in thousands):

	BOMAY		MIEFE		AAG
	2012	2011	2012	2011	2012	2011
Assets:
Total current assets	$87,127	$60,817	$3,726	$4,459	$1,983	$1,604
Total non-current assets	5,025	5,163	120	105	347	49

Total assets	$92,152	$65,980	$3,846	$4,564	$2,330	$1,653

Liabilities and equity:
Total liabilities	$69,154	$46,499	$1,257	$2,162	$1,474	$1,151
Total joint ventures’ equity	22,998	19,481	2,589	2,402	856	502

Total liabilities and equity	$95,152	$65,980	$3,846	$4,564	$2,330	$1,653

The following table summarizes revenues and earnings reported by our foreign joint ventures for the three and nine months ended September 30, 2012 and 2011 (unaudited):

	Three Months Ended September 30, (in thousands)
	BOMAY		MIEFE		AAG
	2012	2011	2012	2011	2012	2011
Revenue	$20,069	$19,681	$743	$1,189	$2,275	$1,531
Earnings	$1,561	$1,665	$0	$134	$329	$274

	Nine Months Ended September 30, (in thousands)
	BOMAY		MIEFE		AAG
	2012	2011	2012	2011	2012	2011
Revenue	$77,078	$45,624	$5,823	$2,421	$4,940	$2,181
Earnings	$5,962	$3,359	$46	$(147)	$419	$189

The following is a summary of activity in investment in foreign joint ventures for the nine months ended September 30, 2012:

	BOMAY*	MIEFE	AAG	TOTAL
	(in thousands)
Investment in joint ventures:
Balance at December 31, 2011	$7,913	$986	$409	$9,308
Equity in earnings (loss) in 2012	2,385	19	167	2,571
Dividend distributions in 2012	(1,008)	—	—	(1,008)
Foreign currency translation adjustment	124	118	(54)	188

Investment, end of period	$9,414	$1,123	$522	$11,059

Components of investment in joint ventures:
Investment in joint ventures:	$2,033	$15	$283	$2,331
Undistributed earnings	6,216	758	325	7,299
Foreign currency translation	1,165	350	(86)	1,429

Investments, end of period	$9,414	$1,123	$522	$11,059

*	Accumulated statutory reserves in equity method investments of $1.6 million at September 30, 2012 and $1.3 million at December 31, 2011 are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China (“PRC”), regulations on enterprises with foreign owners, an enterprise established in the PRC with foreign owners is required to provide for certain statutory reserves, namely: (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

Revolving Credit Agreement

The Company entered into a credit agreement with JP Morgan Chase Bank, N.A. (“Chase”) in October 2007. At September 30, 2012 there was $1.5 million and at December 31, 2011 there was $5.0 million of borrowings outstanding. There were additional borrowing capacity of $3.8 million and $3.7 million at September 30, 2012 and December 31, 2011, respectively.

In August 2012 the $10.0 million credit agreement was amended which extended the maturity date to July 1, 2014, modified the financial covenants to a net profitability test of $1 on a trailing six month basis, a 1.0 to 1.0 leverage test of total liabilities to total net worth and eliminated the $6.0 million limit on borrowings if the “adjusted net income” became less than $1.00 for any quarter. The current ratio test remained unchanged. The agreement is collateralized by the Company’s real estate in Houston and Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-process, and the Company’s U.S. subsidiaries are guarantors of the borrowings.

Under the agreement, the credit facility’s interest rate is LIBOR plus 3.25% per annum and a commitment fee of 0.3% per annum of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contain covenants which provide for customary restrictions and limitations and restriction from paying dividends without prior written consent of the bank. On September 30, 2012 the interest rate was 3.48%.

On May 1, 2012 the Company and Chase executed a consent and amendment to the credit agreement to allow for the $5 million convertible preferred stock transaction as discussed in Note 10. Mandatorily Redeemable Convertible Preferred Stock.

7.	Inventories

Inventories consisted of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012 (unaudited)	December 31, 2011
Raw materials	$1,838	$1,665
Work-in-process	3,393	2,703
Finished goods	393	672

	5,624	5,040

Less: Allowance	(47)	(95)

Total inventories	$5,577	$4,945

8.	Income Taxes

As previously announced, it was determined in the fourth quarter of 2011 that due to the Internal Revenue Code’s Section 382 limitations on our ability to utilize the net operating losses carry forwards of approximately $9,800 generated by American Access Technologies, Inc. prior to the Company’s merger in 2007 and subsequent net operating losses and foreign tax credit carry forwards, a full valuation allowance was warranted in the fourth quarter of 2011. As such, the tax provision on U.S. income generated in 2012 is offset by a reduction of the valuation allowance provided in 2011. The tax provision for 2012 reflects a 34% U.S. tax rate related to the income from the equity in foreign joint ventures’ operations, net of dividends received in 2012 for an effective rate of 28% and 25% for the three months and nine months ended September 2012.

In the three month period ended September 30, 2011, the Company recorded a $220 write down of its deferred tax assets related to the IRC’s Section 382 net operating loss carry forward limitation resulting from an IRS audit of the Company’s December 31, 2008 federal return. After giving effect to the write down of the deferred income taxes of $220, and adjusting for the cumulative effect of the change in the estimated tax rate for fiscal 2011, the effective tax rate for the third quarter 2011 and nine months ended September 30, 2011 was 47% and 34%, respectively.

9.	Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of September 30, 2012 and December 31, 2011 because of the relatively short maturity of these instruments.

The mandatorily redeemable preferred stock and warrants were sold in an arms-length transaction on May 2, 2012. Accordingly, we believe the reported values reflect fair values for these instruments at September 30, 2012.

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

10.	Mandatorily Redeemable Convertible Preferred Stock

On April 13, 2012, the Company signed a securities purchase agreement (the “Securities Purchase Agreement”) with a private investor for the sale (the “Preferred Stock Financing”) of $5,000 of the Company’s Series A Convertible Preferred Stock (1,000,000 Shares) (the “Series A Convertible Preferred Stock”), which are initially convertible into 1,000,000 shares of the Company’s common stock at a conversion price of $5.00 per share, and Common Stock Purchase Warrants exercisable for 325,000 shares of common stock, 125,000 of such warrants at an initial exercise price of $6.00 per share and 200,000 of such warrants at an initial exercise price of $7.00 per share. On May 2, 2012 the Company completed the issuance of the $5,000 of Series A Convertible Preferred Stock and the Common Stock Purchase Warrants.

On April 30, 2012, the Company filed an Articles of Amendment to our Articles of Incorporation designating 1,000,000 shares of the Company’s authorized preferred stock as Series A Convertible Preferred Stock. The Company also entered into the Registration Rights Agreement and Investor Rights Agreement with the Investor on May 2, 2012.

The Series A Convertible Preferred Stock rank senior to all other equity instruments of the Company, including the Company’s common stock. The Series A Preferred Stock accrue cumulative dividends at a rate of 6% per annum, whether or not dividends have been declared by the Board of Directors and whether or not there are profits, surplus or other funds available for the payment of such dividends. The Company may pay such dividends in shares of the Company’s common stock based on the then current market price of the common stock. At any time following a material default by the Company, as defined in the Securities Purchase Agreement, or April 30, 2017, the holders of a majority of the outstanding Series A Preferred Stock may require the Company to redeem the Series A Preferred Stock at a redemption price equal to the lessor of (i) the liquidation preference per share (initially $5.00 per share, subject to adjustments for certain future equity transactions defined in the Securities Purchase Agreement) and (ii) the fair market value of the Series A Preferred Stock per share, as determined in good faith by the Company’s Board of Directors. The redemption price, plus any accrued and unpaid dividends, shall be payable in 36 equal monthly installments plus interest at an annual rate of 6% per annum.

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

The preferred stock and warrants were issued for a combined consideration of $5,000 This amount was allocated to the preferred stock and warrants based on their related fair values. The fair value of the warrants was calculated using the Black Scholes-Merton pricing model using the following assumptions:

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

The initial values allocated to the warrants represented the discount on the preferred stock with a corresponding charge to additional paid-in capital. The discount related to the warrants is accreted to retained earnings through the scheduled redemption date of the mandatorily redeemable preferred stock. Since the issuance on May 2, 2012, the accretion amounted to $10 and $24 for the three and nine months ended September 30, 2012.

11.	Asset Acquisition

On March 8, 2012, the Company acquired certain technology from Amnor Technologies, Inc. for cash of $100 plus 44,000 shares of the Company’s common stock valued at $4.95 per share (the closing price on that date) and legal costs of $4. One fourth of the shares were issued initially with the balance to be issued one third annually on the anniversaries over the subsequent 3 years. The purchase price was valued at $322 (including $4 of transaction costs) at March 8, 2012 and is recorded as an intangible asset and included in other assets in the condensed consolidated balance sheet at September 30, 2012. This cost is being amortized over its estimated useful life of 3 years. Amortization expense of $27 and $63 was recognized during the three and nine months ended September 30, 2012 and is included in general and administrative expenses in the condensed consolidated statements of operations.

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

Foreign Joint Ventures

We have interests in three joint ventures outside of the United States which are accounted for on the equity method:

•

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, BOMCO. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest;

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

Industry Conditions

Our power delivery products which support the various segments of the energy industry are capital intensive and cyclical in nature. The U.S. upstream, midstream and downstream oil & gas markets continues to favorably impact the demand for our technical products and services. Our products through our joint ventures in China, Singapore and Brazil continue to experience favorable market conditions related to the energy demands in these countries. Our industrial markets remain weak. As the company previously announced, we decided in the first quarter 2012 to exit the water and wastewater construction markets as we complete our existing backlog which is expected to be substantially completed by December 31, 2012.

TP&S

The TP&S segment has three main components: power distribution equipment, power conversion equipment and electrical services.

Our power distribution equipment group designs, manufactures, markets and provides products designed to distribute the flow of electricity for energy projects and protect electrical equipment such as motors, transformers and cables. The main products offered by this group include low and medium voltage ANSI (“American National Standards Institute”) certified and IEC (“International Electrotechnical Commission”) certified switchgear for generator control and power distribution applications. We also manufacture complimentary equipment including motor control centers (MCCs), bus duct, and the power control rooms that the power distribution equipment is located within for customer projects.

Our power distribution solutions are primarily sold into the upstream, midstream and downstream oil & gas, the power generation and distribution markets, and the marine vessel and industrial markets. The Company provides switchgear for power generation applications up to 38,000 volts. We have recently expanded our offerings into the renewable energy marketplace with the introduction of the world’s first switchgear designed for wind farm deployment, which includes our arc-mitigation technology. Arc-mitigation technology enables power system operators to significantly reduce the risk from arc-flash explosions and the resulting downtime and liability exposure.

Our power conversion group provides products that convert AC and DC power into usable power using a variety of technologies. We provide analog (Hill Hays) DC drives, digital SCR drives, AC variable frequency drives (also known as “VFDs”), inverters, converters, programmable logic control (“PLC”) based automation systems, and human machine interface (“HMI”) systems. Our analog DC drives, digital SCR drives and AC VFDs are used in a variety of applications including land and offshore drilling, marine propulsion and pipeline applications. The Company has recently introduced a line of wind converter products that convert the AC power produced by wind turbine generators to DC, then inverts the power back to AC for delivery to the electrical grid. We also offer our ISIS™ solution, a 1 and 1.5 MW fully integrated solar farm power station designed to integrate all of the power conversion and power distribution equipment of the solar farm. ISIS™ is the world’s first 1000V, 1MW solar inverter to be tested by TUV Rhineland, a nationally recognized test laboratory, to UL 1741 standards.

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

E&I

The E&I segment provides a full range of electrical and instrumentation construction and installation services to the oil & gas, power generation and distribution and marine and industrial markets.. The segment’s services include new construction as well as electrical and instrumentation turnarounds, upgrades, maintenance, and renovation projects. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems, and high voltage cable. The company also provides projects that include complete electrical system rig-ups, modifications, start-ups and testing for offshore drilling rigs, and production platforms, marine (vessels) etc.

In the first quarter 2012, we decided to complete the existing backlog related to the water and wastewater construction sector of the industrial market and exit that market sector based on its continued weakness and lack of strategic alignment.

AAT

The AAT segment manufactures and markets zone cabling enclosures and custom formed metal products for a variety of industrial markets. The zone cabling product line provides state-of-the-art flexible cabling and wireless solutions for the high-speed communication networks found throughout office buildings, hospitals, schools, industrial complexes and government buildings. Our patented enclosures mount in ceilings, walls, raised floors, and certain modular furniture to facilitate the routing of telecommunications network cabling, fiber optics and wireless solutions in a streamlined, flexible, and cost effective fashion. AAT also operates a precision sheet metal fabrication and assembly operation and provides services such as precision “CNC” (“Computer Numerical Controlled”) punching, laser cutting, bending, assembling, painting, powder coating and silk screening to a diverse client base including engineering, technology and electronics companies, primarily in the Southeast.

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

Certain accounting policies involve significant estimates and assumptions by us that have a material impact on our financial condition or operating performance. Management believes the following critical accounting policies reflect the most significant estimates and assumptions used in the preparation of our condensed consolidated financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”, nor do we have any “variable interest entities”.

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

Allowance for Doubtful Accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and financial condition of those specific customers. We also review historical experience with the customer, the general economic environment and the aging of our receivables. We record an allowance to reduce receivables to the amount that we reasonably believe to be collectible. Based on our assessment, we believe our allowance for doubtful accounts is adequate.

Revenue Recognition – We report earnings from fixed-price and modified fixed-price long-term contracts on the percentage-of-completion method. Earnings are accrued based on the ratio of costs incurred to total estimated costs. However, for TP&S, we have determined that labor incurred provides an improved measure of percentage-of-completion. Costs include direct material, direct labor, and job related overhead. Losses expected to be incurred on contracts are charged to operations in the period such losses are determined. A contract is considered complete when all costs except insignificant items have been incurred and the facility has been accepted by the customer. Revenue from non-time and material jobs of a short-term nature (typically less than one month) is recognized on the completed-contract method after considering the attributes of such contracts. This method is used because these contracts are typically completed in a short period of time and the financial position and results of operations do not vary materially from those which would result from use of the percentage-of-completion method. The asset, “Work-in-process,” which is included in inventories, represents the cost of labor, material, and overhead on jobs accounted for under the completed-contract method. For contracts accounted for under the percentage-of-completion method, the asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenue recognized in excess of amounts billed and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenue recognized.

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

Federal Income Taxes – The liability method is used in accounting for federal income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the Company’s tax returns.

Contingencies – We record an estimated loss from a loss contingency when information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Contingencies are often resolved over long time periods, are based on unique facts and circumstances, and are inherently uncertain. We regularly evaluate current information available to us to determine whether such accruals should be adjusted or other disclosures related to contingencies are required. We are a party to a number of legal proceedings in the normal course of our business for which we have made appropriate provisions where we believe an ultimate loss is probable. The ultimate resolution of these matters, individually or in the aggregate, is not likely to have a material impact on the Company’s financial position or results of operations.

Equity Income from Foreign Joint Ventures’ Operations – We account for our investments in foreign joint ventures’ operations using the equity method of accounting. Under the equity method, the Company’s share of the joint ventures’ operations’ earnings or loss is recognized in the condensed consolidated statements of operations as equity income (loss) from foreign joint ventures’ operations. Joint venture income increases the carrying value of the joint venture investment and joint venture losses, as well as dividends received from the joint ventures, reduce the carrying value of the investment.

Carrying Value of Joint Venture Investments – We evaluate the carrying value of equity method investments as to whether an impairment adjustment may be necessary. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors.

OVERALL RESULTS OF OPERATIONS

The Company’s management does not separately review and analyze its assets on a segment basis for TP&S, E&I, and AAT and all assets for the segments are recorded within the corporate segment’s records. Corporate and other unallocated expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments, all other costs, expenses and other income have been allocated to their respective segments.

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

The following table represents revenue and income (loss) from domestic operations and equity in foreign joint ventures attributable to the business segments for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Technical Products and Services	$8,903	$8,123	$27,373	$19,907
Electrical and Instrumentation Construction	1,495	3,561	7,102	11,839
American Access Technologies	1,327	2,020	4,554	5,454

	$11,725	$13,704	$39,029	$37,200

Gross profit:
Technical Products and Services	$1,507	$1,487	$4,464	$2,830
Electrical and Instrumentation Construction	61	214	593	830
American Access Technologies	121	482	577	1,227

	$1,689	$2,183	$5,634	$4,887

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations:
Technical Products and Services	$1,389	$1,140	$3,941	$1,754
Electrical and Instrumentation Construction	61	214	593	830
American Access Technologies	(227)	66	(530)	55
Corporate and other unallocated expenses	(1,100)	(1,368)	(3,912)	(4,460)

Income (loss) from domestic operations	123	52	92	(1,821)

Equity income from BOMAY	624	666	2,385	1,343
Equity income (loss) from MIEFE	(1)	66	19	(72)
Equity income (loss) from AAG	123	90	167	49
Foreign operations expenses	(23)	(113)	(246)	(359)

Net equity income from foreign joint ventures’ operations	723	709	2,325	961

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations	$846	$761	$2,417	$(860)

Non-GAAP Financial Measures

A non- GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. In this report, we define and use the non-GAAP financial measure Adjusted EBITDA as set forth below.

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	depreciation and amortization;

•	non-cash stock-based compensation expense;

•	dividends on mandatorily redeemable preferred stock; and

•	Non-recurring items charged against or included in income(*);

*	In the first quarter of 2012, we included a $212 expense in cost of sales related primarily to the decision to exit the water/waste water market sector for this segment which was identified as non-recurring.

Management’s Use of Adjusted EBITDA

We use Adjusted EBITDA to assess our overall financial and operating performance. We believe this non-GAAP measure, as we have defined it, is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to affiliate meeting current financial goals as well as achieve optimal financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed.

Adjusted EBITDA provides us with a measure of financial performance, independent of items that are beyond the control of management in the short-term, such as dividends required on preferred stock, depreciation and amortization, taxation and interest expense associated with our capital structure. This metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. Adjusted EBITDA is one of the metrics used by senior management and the board of directors to review the financial performance of the business on a regular basis. Adjusted EBITDA is also used by research analysts and investors to evaluate the performance of and value companies in our industry.

Limitations of Adjusted EBITDA

Adjusted EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings. Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA, and using this non-GAAP financial measure as compared to GAAP net income (loss), include:

•

the cash portion of dividends and interest expense, income tax (benefit) provision and non-recurring charges related to ongoing operations generally represent charges (gains), which may significantly affect our financial results; and

•

depreciation and amortization, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of our fixed assets and may be indicative of future needs for capital expenditures.

An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position. We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

Adjusted EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of Adjusted EBITDA to GAAP net income (loss) attributable to common stockholders, along with our condensed consolidated financial statements included herein.

We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Adjusted EBITDA measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net income (loss) attributable to common stockholders to Adjusted EBITDA for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net Income (loss) attributable to common stockholders	$500	$359	$1,595	$(690)
Add:
Dividends on mandatorily redeemable preferred stock	85	—	140	—
Depreciation and amortization	209	197	676	579
Interest expense and other, net	29	79	116	182
Provision (benefit) for income taxes	232	323	566	(352)
Non-cash charges:
Stock-based compensation	111	88	326	200
Water wastewater charges	—	—	212	—

Adjusted EBITDA	$1,166	$1,046	$3,631	$(81)

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Consolidated net revenue decreased $1,979, or 14%, to $11,725 for the three months ended September 30, 2012 over the comparable period in 2011. The decrease was primarily attributable to the E&I segment’s net revenue decrease of $2,066. The decline was primarily due to the Company’s decision in the first quarter 2012 to exit the water/wastewater business as projects are being completed.

Consolidated gross profit for the three months ended September 30, 2012, decreased $494 to $1,689 compared to gross profit of $2,183 in the prior year period. The decrease in gross profit is primarily attributable to the AAT segment’s net revenue decrease of 34%, resulting in a decrease in gross profit of $361 for the segment coupled with a decrease in the E&I segment gross profit of $153.

The TP&S segment’s net revenue of $8,903 for the three months ended September 30, 2012 was up $778 and generated gross profit of $1,507 and continues to reflect improvement in the oil and gas market.

The E&I segment reported net revenue of $1,495 in the third quarter of 2012, a decrease of $2,066 from the third quarter of 2011. The Company’s revenue for the E&I segment will continue to decline due to the decision to exit the water/wastewater business based on the water/wastewater business being non-core to the Company’s products coupled with low project margins.

The AAT segment reported net revenue of $1,327 in the third quarter of 2012, down $693 from the comparable prior year period. Gross profit decreased $361 to $121 from $482 in the prior year period. The decrease in revenue and gross profit is attributable to a decrease in demand for one of its products because the customer sourced outside of the U.S. The AAT segment is examining continued cost containment for the remainder of the year and marketing efforts to increase revenue.

Selling and marketing expenses for the quarter ended September 30, 2012 were $471 compared to the prior period quarter ended September 30, 2011 of $619. The decrease is related to lower sales commissions reflecting a different revenue mix and on reduced sales and marketing related to the Company’s renewable energy offerings.

General and administrative expenses were down for the quarter ended September 30, 2012 over the same period in 2011 by $256. In the third quarter 2011, the Company incurred expenses related to the E&I segment’s legal costs associated with a project in mediation and 2012 reflects costs reductions from 2011 levels.

Research and development costs were down $161from the previous period as development of the ISIS solar inverter product was substantially completed.

Net equity income from foreign joint ventures increased in the third quarter ended September 30, 2012 by $14 as compared to the third quarter ended September 30, 2011. The increase primarily resulted from reduced foreign operations expenses from a one-time sharing of marketing expenses with foreign partners in 2012.

Consolidated net other expense declined due to the lower interest on the $3.5 million reduction in the revolving credit balance in May 2012 resulting from the $5.0 million convertible preferred stock transaction.

The effective tax expense (benefit) rates for the three month period ended September 30, 2012 and 2011 were 28% and 47%, respectively. It was determined in the fourth quarter of 2011 that due to the Internal revenue Code’s Section 382 limitations on our ability to utilize the net operating losses carry forwards of approximately $9,800 generated by American Access Technologies, Inc. prior to the Company’s merger in 2007 and subsequent net operating losses and foreign tax credit carry forwards, a full valuation allowance was warranted in the fourth quarter of 2011. As such, the tax provision on U.S. income generated in 2012 is offset by a reduction of the valuation allowance provided in 2011. The tax provision for 2012 reflects a 34% U.S. tax rate related to the income from the equity in foreign joint ventures’ operations, net of dividends received in 2012 for an effective rate of 28% for the period.

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

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.

Consolidated net revenue increased $1,829 or 5%, to $39,029 for the nine months ended September 30, 2012 over the comparable period in 2011. The TP&S segment recorded a $7,466 or 38% increase in net revenue. This improvement was offset by net revenue declines as compared to 2011 in the E&I segment of $4,737 and in a decrease in the AAT net revenue of $900 as compared to 2011.

Consolidated gross profit increased $747 to $5,634, or 14% of net revenue as compared to 13% gross profit percentage for the prior nine month period. This increase was mainly attributable to the TP&S segment’s increased revenue and improvement in direct margin. This performance reflects the improved conditions in the oil & gas markets.

The TP&S segment’s net revenue of $ 27,373 generated gross profit of $4,464 for the first nine months ended September 30, 2012 compared to revenue of $19,907 and gross profit of $2,830 for the prior nine month period ended September 30, 2011. This segment’s financial improvement reflects the improvement in the oil and gas market.

The E&I segment reported net revenue of $7,102 for the nine months ended September 30, 2012, a decrease of $4,737 over the nine months ended September 30, 2011. Gross profit for the E&I segment during the nine months ended September 30, 2012 was $593 compared to $830 in the corresponding prior year period. Gross profit as a percentage of net revenue increased to 8% from 7% in the comparable prior period, however the Company’s revenue for the E&I segment will continue to decline through year end 2012 due to the decision to exit the water/wastewater business based on the water/wastewater business being non-core to the Company’s products coupled with low project margins.

The AAT segment reported revenue of $4,554 for the nine months ended September 30, 2012, down $900 from the comparable prior year period. Gross profit declined by $650 driven substantially by the decrease in revenue from a shift in demand for one of its products because the customer sourced outside of U.S. The AAT segment is examining continued cost containment for the remainder of the year and marketing efforts to increase revenue.

Selling and marketing expenses for the nine months ended September 30, 2012 were $1,831 essentially unchanged compared to the prior Nine month period ended September 30, 2011 of $1,844.

General and administrative expenses were down for the nine months ended September 30, 2012 over the same period in 2011 by $592 primarily from cost reductions.

Research and development costs for the nine months ended September 30, 2012 were down to $36 from $597 in the previous period based on a reduced level of ISIS product development was completed.

Net equity income from foreign joint ventures increased for the nine months ended September 30, 2012 by $1,364 as compared to the prior nine month period ended September 30, 2011 primarily from improved BOMAY results.

The increase resulted from improved performance at BOMAY by $1,042, MIEFE by $91 and AAG by $118. The BOMAY operations in China continue to reflect a strong demand for its products.

Consolidated net other expense for the nine month period was $116, a decrease of $66 from the comparable prior year due to the lower interest on $3,500 reduction in the revolving credit balance subsequent to the $5,000 convertible preferred stock transaction in May 2012.

The effective tax expense (benefit) rates for the nine month period ended September 30, 2012 and 2011 were 25% and 34%, respectively.

It was determined in the fourth quarter of 2011 that due to the Internal revenue Code’s Section 382 limitations on our ability to utilize the net operating losses carry forwards of approximately $9,800 generated by American Access Technologies, Inc. prior to the Company’s merger in 2007 and subsequent net operating losses and foreign tax credit carry forwards, a full valuation allowance was warranted in the fourth quarter of 2011. As such, the tax provision on U.S. income generated in 2012 is offset by a reduction of the valuation allowance provided in 2011. The tax provision for 2012 reflects a 34% U.S. tax rate related to the income from the equity in foreign joint ventures’ operations, net of dividends paid in 2012, for an effective rate of 25% for 2012.

BACKLOG

The Company’s backlog as of September 30, 2012 was $22.0 million compared to $21.2 million at December 31, 2012. The backlog for the TP&S segment was $19.6 million as of September 30, 2012, an increase of approximately $6.3 million as compared to the backlog at June 30, 2012. The backlog for the E&I water waste/water business of $2.4 million reflects the remaining projects in process and will continue to decline as the Company decided to exit this business in the first quarter 2012. Approximately 50% of this total backlog is expected to be realized as revenue during the remainder of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Notes Payable / Revolving Credit Agreement

The Company entered into a credit agreement with JP Morgan Chase Bank, N.A. (“Chase”) in October 2007. At September 30, 2012 there was $1,500 and at December 31, 2011 there was $5,000 of borrowings outstanding. There were additional borrowing capacity of $3,500 million and $3,700 million at September 30, 2012 and December 31, 2011, respectively. On August 10, 2012 the $10,000 credit agreement was amended which extended the maturity date to July 1, 2014, modified the financial covenants to a net profitability test of $1 on a trailing six month basis, a 1.0 to 1.0 leverage test of total liabilities to total net worth and eliminated the $6,000 limit on borrowings if the “adjusted net income” became less than $1.00 for any quarter. The current ratio test remained unchanged. The agreement is collateralized by the Company’s real estate in Houston and Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-process, and the Company’s U.S. subsidiaries are guarantors of the borrowings.

Under the agreement, the credit facility’s interest rate is LIBOR plus 3.25% per annum and a commitment fee of 0.3% per annum of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contain covenants which provide for customary restrictions and limitations and restriction from paying dividends without prior written consent of the bank. On September 30, 2012 the interest rate was 3.48%.

On May 1, 2012, the Company received an amendment from Chase consenting to the payment of the preferred stock dividends and other terms as discussed in the Notes to Condensed Consolidated Financial Statements as Note 10. Mandatorily Redeemable Convertible Preferred Stock.

Operating Activities

During the Nine months ended September 30, 2012, the Company generated cash flows from operations of $1,153 as compared to a use of cash from operation of $1,066 for the same period in 2011. The increase in cash flow for the 2012 period was primarily due to increased accounts receivable collection of $3,066.

Investing Activities

During the nine months ended September 30, 2012, the Company generated $7 in cash from investing activities compared to $711 for the comparable period in 2011 primarily as a result of increased capital expenditure. The Company received cash dividends from the BOMAY of $907 and $1,052 in June 2012 and June 2011, respectively. In the first quarter 2012, the Company acquired the net assets of Amnor Technology for cash of $100 plus 44,000 shares of our common stock plus legal costs of $4.

Financing Activities

During the Nine months ended September 30, 2012, the Company generated $1,175 in cash from financing activities as compared $862 for the comparable period in 2011 The main source of cash in 2012 was from the issuance of the $5.0 million convertible preferred stock transaction. Subsequently, the Company paid $3,500 down on the revolving credit agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands)

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through July 1, 2014. At September 30, 2012, the Company had $1,500 of variable-rate debt outstanding. At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant, unfavorable impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on the 30 day LIBOR rate (.22% at September 30, 2012) plus 3.25% per year. The agreement is collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

AETI maintains equity method investments in its Singapore, Chinese and Brazilian joint ventures, MIEFE, BOMAY, and AAG, respectively. The functional currencies of the joint ventures are the Singapore dollar, the Chinese Yuan and the Brazilian Real, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in AETI’s condensed consolidated balance sheet. In the current period this item increased from $1,241 at December 31, 2011 to $1,429 at September 30, 2012 due principally to the weakness of the United States Dollar against the Chinese Yuan. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment, and at this time, no guarantees have been provided by AETI.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of September 30, 2012.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended September 30, 2012 in the risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Index to Exhibits

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2012

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Don W. Boyd
Don W. Boyd
Principal Financial Officer (Principal Financial Officer)