Form 10-K
period 2012-12-31
American Electric Technologies Inc
filed 2013-03-28
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $15,646,000 based on the closing sale price on June 30, 2012 as reported by the NASDAQ Stock Market.

The number of shares of

common stock outstanding on

March 14, 2013 was

8,010,798.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2013 Annual Meeting of Stockholders to be held May 13, 2013 (Proxy Statement)	Part III

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

Company Background and Corporate Structure

American Electric Technologies, Inc. (the “Company”, “AETI”, “our”, “us” or “we”) was incorporated on October 21, 1996 as a Florida corporation under the name American Access Technologies, Inc. On May 15, 2007, we completed a business combination (the “M&I Merger”) with M&I Electric Industries, Inc. (“M&I”), a Texas corporation, and changed our name to American Electric Technologies, Inc. Our principal executive offices are located at 6410 Long Drive, Houston, Texas 77087 and our telephone number is 713-644-8182. Prior to the M&I Merger, our business consisted of the operations of the American Access segment described below.

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of both M&I Electric Industries, Inc. and American Access Technologies, Inc. (“AAT”). The Company reports financial data for three operating segments: the Technical Products and Services (“TP&S”) segment and the Electrical and Instrumentation Construction (“E&I”) segment; which together encompass the operations of M&I, including its wholly-owned subsidiary, South Coast Electric Systems, LLC and its interest in international joint ventures’ operations in China, Singapore and Brazil; and the American Access (“AAT”) segment which encompasses the operations of our wholly-owned subsidiary, American Access Technologies, Inc., including its Omega Metals division.

We are a leading provider of power delivery solutions to the global energy industry.

The principal markets and representative customer types that we serve include:

•	Oil & gas

•	Upstream which include land and offshore drilling, and offshore production, all primarily related to exploration and production (E&P)

•	Midstream which includes oil & gas pipelines along with fractionation plants

•	Downstream which includes refining and petrochemical, as well as Liquefied Natural Gas (LNG) plants

•	Power generation and distribution

•	Distributed power generation such as remote power stations, and co-generation

•	Renewable power generation including solar power, geothermal, and biomass

•	Power distribution including substations

•	Marine and Industrial

•	Marine Vessel including Platform Supply Vessels (PSV), Offshore supply vessels (OSV), tankers and other various work boats, tankers

•	Industrial including non oil & gas industrial markets such as steel, heavy commercial, and other non oil & gas segments

A key component of our company’s strategy is our international focus. We have two primary models for conducting our international business. First, we sell directly and through foreign sales agents that we have appointed. Many of those international partners also provide local service and support for our products in those overseas markets. Second, where local market conditions dictate, we have expanded internationally by forming joint venture operations with local companies in key markets such as China, Brazil and Singapore, where there are local content requirements or we need to do local manufacturing.

Our business strategy is to grow through organic growth in our key energy markets, to expand our solution set to our current market segments, to continue our international expansion, and to accelerate those efforts with acquisitions, while at the same time increasing earnings and cash flow per share to enhance overall stockholder value.

We have recently designed and brought to market products for utility level solar energy projects, including solar inversion systems and utility interconnect systems. We also provide installation and commissioning services for these systems.

We are uniquely positioned to be the “turn-key” supplier for power delivery projects for our customers, where we are able to offer custom-designed power distribution and power conversion systems, power services, and electrical and instrumentation construction, all from one company.

Technical Products and Services

Our M&I Electric business has provided sophisticated custom-designed power distribution, power conversion and control and automation systems for the energy industry since 1946. Our products are used to safely distribute and control the flow of electricity from the source of the power being generated (e.g. a diesel generator or the utility grid) to whatever mechanical device needs to use the power (machinery, equipment, etc.) at low, medium and high voltages.

Our power distribution products include low and medium voltage switchgear that provide power distribution and protection for electrical systems from electrical faults for both ANSI (“American National Standards Institute”) and IEC (“International Electrotechnical Commission”) markets. Other power distribution products offered by us include motor control centers, powerhouses, bus ducts, program logic control (“PLC”) based automation systems, human machine interface (“HMI”) and specialty panels.

Our Analog, Digital SCR (“silicon controlled rectifier”) and Alternating Current Variable Frequency Drive (“AC VFD”) systems are electronic power conversion systems that are used to adjust the speed and torque of an electric motor to match various user applications.

On March 8, 2012, the Company acquired the technology of Amnor Technologies, Inc. This technology provides automation and control system technologies for land and offshore drilling monitoring and control (auto-driller); marine automation including ballast control, tank monitoring, and machinery plant control and monitoring systems; Internet Protocol (IP)-based Controlled Circuit TV systems; and vessel management software systems, all proven in multiple installations.

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

Our technical services group provides low, medium and high voltage services to commission and maintain our customers’ electrical infrastructures. We provide low, medium and high voltage start-up/commissioning, preventative maintenance, emergency call out services, and breaker and switchgear refurbishment shop services to the Gulf Coast industrial market. We have expanded our services business to provide start-up and maintenance services for renewable projects, including wind and solar. We also provide power services to support our power distribution and power conversion products globally.

Technical Products and Services net sales:

Year	Amount (in thousands)	Percent of Consolidated Net Sales
2012	$38,973	72%
2011	$28,929	56%
2010	$20,583	53%

Foreign Joint Ventures

We primarily use foreign joint ventures to drive growth in key international markets. We believe our joint ventures provide a prudent way to diversify and reduce the risk of international expansion, capitalize on the strengths and the relationships of our joint venture foreign operation partners with potential customers, and achieve competitive advantages. Our interests in joint ventures are accounted for under the equity method of accounting. Sales made to the joint ventures are made with terms and conditions similar to those of our other customers.

China. In March 2006, M&I Electric entered into a joint venture with Baoji Oilfield Machinery Co., Ltd., (“BOMCO”), a wholly-owned subsidiary of the China National Petroleum Corporation, and AA Energies, Inc. of Houston, Texas, which markets oilfield equipment, to form BOMAY Electric Industries Co., Ltd. (“BOMAY”), as an equity joint venture limited liability company organized in China. M&I is a 40% interest owner in BOMAY with 51% being owned by BOMCO and the remaining 9% owned by AA Energies, Inc. BOMAY manufactures power systems for drilling rigs. M&I has invested 16 million Yuan (approximately $2 million) in this joint venture in which M&I provides technology and services to BOMAY. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment. No guarantees have been provided by AETI. BOMAY was obligated to pay M&I an amount equal to 0.7% of the joint venture’s initial three years sales as a technology transfer fee. The technology transfer fee ended at the end of 2010 by its terms.

Singapore. In 1994, the Company formed a joint venture in Singapore to provide sales and technical support for our products in Southeast Asia called M & I Electric Far East PTE Ltd. (“MIEFE”). Prior to December 31, 2011, the Company owned 49% of the joint venture with our joint venture partner, Oakwell Engineering, Ltd., owning the remaining 51%. On December 31 2011, we exchanged 8% of our MIEFE ownership for satisfaction of amounts owed to MIEFE’s general manager, under a deferred compensation arrangement of approximately $190,000.

Brazil. During 2010, the Company entered into a joint venture agreement with Five Star Services, a Brazilian corporation, and formed AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA (“AAG”), a Brazilian Limited Liability Company, in which the Company holds a 49% interest. AAG began operations mid-year 2010, and provides electrical products and services to the Brazilian energy industries. The Company has invested $54,000 and has advanced $180,000 to AAG as of December 31, 2012 per the agreement.

Investment in Foreign Joint Ventures:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	BOMAY**	MIEFE	AAG	BOMAY	MIEFE	AAG
	(in thousands)			(in thousands)
Investment as of end of year	$9,531	$1,063	$814	$7,912	$986	$410
Equity income (loss)*	2,569	16	503	1,656	10	251
Distributions received from joint ventures*	1,008	—	—	1,038	118	—
Foreign currency translation*	58	61	(49)	273	(49)	(32)
AETI sales to joint ventures	415	65	49	259	234	58
Accounts receivable due from joint ventures	73	25	8	41	29	5

*	Numbers are already reflected in the investment balance as of end of year.
**	Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment. The limit of BOMAY’s loan amount shall be determined by the BOMAY Board of Directors subject to the operating requirements. At this time, no guarantees have been provided by AETI.

During 2012 and 2011, the Company recognized approximately $343,000 and $437,000, respectively, for employee joint venture related expenses and included as Foreign Joint Ventures Operation’s Related Expenses in accompanying statements of operations.

Electrical and Instrumentation Construction

The Electrical and Instrumentation Construction (“E&I”) segment provides a full range of electrical and instrumentation construction and installation services to the Company’s markets. This segment’s services include new construction as well as electrical and instrumentation turnarounds, maintenance and renovation projects. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems and high voltage cable.

Marine based oil and gas services include complete electrical system rig-ups, modifications, start-ups and testing for vessels, drilling rigs, and production modules. In 2012, the Company announced it was phasing out of the municipal water wastewater construction market, which is expected to be complete in 2013. The Company is focusing its construction efforts on strategic segments including oil & gas, power generation and distribution and marine and non oil & gas industrial.

Electrical and Instrumentation Construction net sales:

Year	Amount (in thousands)	Percent of Consolidated Net Sales
2012	$9,196	17%
2011	$15,478	30%
2010	$11,503	29%

American Access Technologies

This segment manufactures and markets zone cabling enclosures and manufactures custom formed metal products. The zone cabling product line provides state-of-the-art flexible cabling and wireless solutions for the high-speed communication networks found throughout office buildings, hospitals, schools, industrial complexes and government buildings. Our patented enclosures mount in ceilings, walls, raised floors, and certain modular furniture to facilitate the routing of telecommunication network cabling, fiber optics and wireless solutions in a streamlined, flexible, and cost effective fashion. Omega Metals operates a precision sheet metal fabrication and assembly operation and provides services such as precision CNC (Computer Numerical Controlled) punching, laser cutting, bending, assembling, painting, powder coating and silk screening to a diverse client base including, engineering, technology and electronics companies, primarily in the Southeast region of the United States. Representative customers of AAT include Chatsworth Products, Inc., Tyco Electronics and Panduit.

American Access Technologies net sales:

Year	Amount (in thousands)	Percent of Consolidated Net Sales
2012	$5,896	11%
2011	$7,533	14%
2010	$6,878	18%

Segment Financial Data

Segment Information:

The table below represents segment results for the years ended December 31, 2012 and 2011.

	2012	2011
Net sales:
Technical Products and Services	$38,973	$28,929
Electrical and Instrumentation Construction	9,196	15,478
American Access Technologies	5,896	7,533

	$54,065	$51,940

Gross profit:
Technical Products and Services	$6,649	$4,589
Electrical and Instrumentation Construction	513	1,233
American Access Technologies	961	1,333

	$8,123	$7,155

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations:
Technical Products and Services	$6,012	$3,891
Electrical and Instrumentation Construction	513	1,233
American Access Technologies	(484)	(227)
Corporate and other unallocated expenses	(5,622)	(6,607)

Income (loss) from domestic operations	419	(1,710)

Equity income from BOMAY	2,569	1,656
Equity income from MIEFE	16	10
Equity income (loss) from AAG	503	251
Foreign operations expenses	(343)	(437)

Net equity income from foreign joint ventures’ operations	2,745	1,480

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations	$3,164	$(230)

For additional financial information about our business segments, please see the table in Note 14 of the notes to consolidated financial statements in this report, which presents net sales, gross profit (loss) and operating income (loss) from domestic operations and equity in foreign joint ventures’ operations by business segment for the years ended December 31, 2012, and 2011.

International Sales

During 2012, approximately 26% of the Company’s sales were sold into international markets, principally from the TP&S segment. These sales are made in U.S. dollars and are generally settled prior to shipment or are collateralized by irrevocable letters of credit. Substantially all of E&I and AAT sales are made in the United States.

Marketing

We market our Technical Products and Services in the United States through direct contact with potential customers by our internal sales organization consisting of eight full-time sales and support employees. We also exhibit at a variety of industry trade shows each year. We have appointed several sales agents and distributors in the United States and in a number of foreign countries.

Our E&I business is generally obtained through a bid process where the lowest bid from pre-qualified contractors is awarded the project. We act as a subcontractor and provide bids to general contractors or Engineering, Procurement and Construction (“EPC”) firms for specialized parts of larger projects.

Our AAT segment markets its zone cabling products through an exclusive marketing agreement with Chatsworth Products, Inc. (“CPI”) which began under an original agreement in May, 2003 that ran through May, 2008 and was extended to April, 2013. Under this agreement, CPI markets and American Access manufactures our zone cabling products and select products are co-branded with both CPI and American Access trademarks. We also have primary responsibility for sales of zone cabling products to original equipment manufacturers. Our Omega Metals division utilizes geographically based independent manufacturers’ representatives to generate sheet metal fabrication sales.

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

Competition

Our products and services are sold in highly competitive markets. We compete in all areas of our operations with a number of companies, some of which have financial and other resources comparable to or greater than us. Due to the demanding operating conditions in the energy sector and the high costs associated with project delays and equipment failure, we believe customers in this industry prefer suppliers with a track record of reliable performance. We seek to build strong long-term relationships with our customers by maintaining our reputation as a provider of high-quality, efficient and reliable products and services, by developing new products and services and by responding promptly to our customers’ needs.

The principal competitive factors in our markets are product and service quality and reliability, lead time, price, technical expertise and reputation.

We believe our principal competitive strengths include the following:

Our power delivery, control and drive systems are custom-designed and are built to meet our customers’ specific requirements. We specialize in projects that are complex, require industry certification, have short lead times or other non-standard elements, such as systems that must be deployed in harsh environments or need to meet tight space or weight requirements. Our ability to provide custom-designed technical products, electrical and instrumentation construction services, and electrical startup and preventative maintenance services is unique, enabling us to provide customers total system responsibility for their electrical power control and distribution needs. We have a history of innovation in developing and commercializing new technologies into our products. Examples include digitally controlled drives, liquid-cooled high horsepower AC VFDs which are optimized for space-constrained offshore and marine applications and American Access’ zone cabling solutions. We have also expanded the market for our products both internationally and to additional end-user markets.

Our commitment to providing quality products and services, fair pricing, innovation and customer service is the foundation to the long-standing customer relationships that we enjoy with an attractive customer base. Since 1946, we have provided over 10,000 power delivery systems to many of the leading companies involved in oil and gas exploration, drilling, production, pipelines, shipbuilding, oil refineries, petrochemicals, power generation, and steel industries in the Gulf Coast region of the United States.

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

We have identified our largest competitors, by product line as follows:

Power Distribution/Switchgear Systems—Powell Industries, Siemens, Eaton, GE, ABB and Volta.

Power Conversion/Drive Systems—ABB, Siemens, LeTourneau Technologies, and National Oilwell Varco. We also compete against solar inverter manufacturers including SMA and Advanced Energy.

Power Services—Quanta Services, Tidal Power, Coastal Power, Eaton, and Group Schneider.

Construction—Jefferson Electric, Golderest Electronics, Newtron Electrical Services, M&D Electric Co., and Triple “S” Industrial Corp.

AAT—Earnest Metal Fabrication Exact, Inc., and Swift Atlanta.

Backlog

Backlog represents the dollar amount of net sales that we expect to realize in the future as a result of performing work under multi-month contracts. Backlog is not a measure defined by generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. Backlog may not be indicative of future operating results. Not all of our potential net sales are recorded in backlog for a variety of reasons, including the fact that some contracts begin and end within a short-term period. Many contracts are subject to modification or termination by the customer. The termination or modification of any one or more sizeable contracts or the addition of other contracts may have a substantial and immediate effect on backlog. This backlog number does not include any backlog in place at our foreign joint ventures’ operations.

We generally include total expected net sales in backlog when a contract for a definitive amount of work is entered into. We generally expect our backlog to become net sales within a year from the signing of a contract. Backlog as of December 31, 2012 and 2011 totaled $15.5 million and $21.2 million, respectively.

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

Research and Development Costs

Total expenditures for research and development were $103,000 and $577,000 for the fiscal years ended December 31, 2012 and 2011. We incurred research costs to develop new products which related to the continued development of the Company’s ISIS products, our Integrated Solar Inversion Station for the solar power generation market.

Employees

As of December 31, 2012, we had 312 employees. No employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our common stock and all of the other information in this 2012 Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Customers in the oil and gas industry account for a significant portion of our sales. Reduced expenditures by customers in this industry are likely to reduce our net sales, profitability and cash flows.

Customers related to the oil and gas industry accounted for approximately 68% and 35% of our sales in 2012 and 2011, respectively. The oil and gas industry is a cyclical commodity business, with product demand and prices based on numerous factors such as general economic conditions and local, regional and global events and conditions that affect supply, demand and profits. Demand for our products and services benefits from oil and gas markets, a decline in demand or prices for oil and gas will likely cause a decrease in demand for our products and services and result in a decline in our net sales, profit margins and cash flows.

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

We currently generate, and expect to continue to generate, a significant portion of our net sales under fixed-price contracts. We must estimate the costs of completing a particular project to bid for such fixed-price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed-price contracts, may result in actual costs and gross profits for a project differing from those we originally estimated and could result in reduced profitability and losses on projects. Depending upon the size of fixed-price contracts, variations from estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.

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

The consequences of a prolonged recession could include a lower level of economic activity and uncertainty regarding commodity and capital markets. During early 2012 and 2011, we experienced a reduction in the demand for our products as a result of a reduction in economic activity. The lack of a sustained recovery could continue to have an adverse effect on our results of operations, cash flows or financial position.

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

Approximately 26% of our net sales in 2012 were generated from projects and business operations outside of the United States, primarily provided to the oil and gas, drilling and marine industries in the following countries: Mexico, Canada, United Arab Emirates, India and Brazil. This percentage was approximately 36% in 2011. The oil and gas industry operates in both remote and potentially politically unstable locations, and numerous risks and uncertainties affect our non-United States operations. These risks and uncertainties include changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as United States laws affecting activities of United States companies abroad, including tax laws and enforcement of contract and intellectual property rights. In addition, the costs of providing our services can be adversely and/or unexpectedly impacted by the remoteness of the locations and other logistical factors.

We maintain a significant investment in a joint venture with a Chinese energy company. We may encounter unforeseen or unexpected operating, financial, political or cultural factors that could impact its business plans and the expected profitability from such investment. We will face risks if China loses normal trade relations with the United States and it may be adversely affected by the diplomatic and political relationships between the United States and China. As a result of the relatively weak Chinese legal system, in general, and the intellectual property regime, in particular, we may face additional risk with respect to the protection of our intellectual property in China. Changes in China’s political and economic policies could adversely affect our investment and business opportunities in China.

The marketplace may not accept and utilize our newly developed solar products and services, the effect of which would prevent us from successfully commercializing any proposed products or services and adversely affect our level of future net sales for these solar products.

Our ability to market and commercialize our products and services for the manufacture and distribution of the newly developed solar products directly depends on the acceptance of such products and services by the industry. The development of many solar projects is also dependent upon the availability of governmental subsidies and tax benefits which may be reduced or eliminated due to fiscal or political considerations.

Foreign Currency Transaction Risk

AETI maintains equity method investments in its Singapore, Chinese and Brazilian joint ventures, MIEFE, BOMAY, and AAG, respectively. The functional currencies of the joint ventures are the Singapore Dollar, the Chinese Yuan and the Brazilian Real, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income, net of deferred taxes in AETI’s consolidated balance sheet. This item increased from $849,000 at December 31, 2011 to $900,000 at December 31, 2012 due to the weakness of the United States Dollar against the Chinese Yuan and Singapore Dollar partially offset by weakness of the Brazilian Real to the United States Dollar.

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

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through July 1, 2014. At December 31, 2012, the Company had $0.5 million of variable-rate debt outstanding under the facility. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have had an insignificant, unfavorable impact on the Company’s pretax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the 90 day LIBOR rate (0.3% at December 31, 2012) plus 3.25% per year. The agreement is collateralized by trade accounts receivable, inventory, work-in-process, equipment and real property located in Beaumont and Houston, TX.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following table describes the material facilities of AETI and its subsidiaries, including foreign joint ventures, as of December 31, 2012:

Location	General Description	Approximate Acres	Approximate Square Feet of Building	Owned/ Leased
Houston, Texas *	Company and M&I headquarters, TP&S and E&I service center and storage	3.0	26,000	Owned
Beaumont, Texas	TP&S manufacturing and storage	9.0	85,000	Owned
Bay St. Louis, Mississippi	M&I manufacturing	3.0	11,000	Owned
Keystone Heights, Florida	AAT offices and manufacturing	8.5	67,500	Owned
Foreign joint ventures’ operations:
Xian, Shaanxi, China	BOMAY Electric Industries offices and manufacturing	4.1	100,000 80,000	Owned Leased
Singapore	M&I Electric Far East offices and manufacturing	0.3	15,000	Leased
Brazil - Macae	AETI Alliance Group Brazil offices and manufacturing	1.0	7,500	Leased
Rio	AETI Alliance Group Brazil offices	0.1	2,500	Leased
Angra	AETI Alliance Group Brazil offices	0.1	500	Leased

*	See Note 5 in the Notes to Consolidated Financial Statements for more information on the Houston, Texas location.

ITEM 3.	LEGAL PROCEEDINGS.

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

The following table sets forth quotations for the high and low sales prices for the Company’s common stock, as reported by NASDAQ, for the periods indicated below:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	High	Low	High	Low
First Quarter	$5.75	$4.12	$2.76	$1.90
Second Quarter	4.96	3.58	3.47	2.51
Third Quarter	4.85	4.01	3.79	2.84
Fourth Quarter	5.21	4.38	5.34	3.41

As of March 8, 2013, there were 60 shareholders of record.

The Company did not declare or pay cash dividends on common shares in either fiscal year 2012 or 2011 other than dividends payable on our Series A Convertible Preferred Stock. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business. Our amended bank loan agreement restricts the payment of cash dividends on our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In conjunction with the issuance of common stock to employees upon conversion of vested restricted stock units under the 2007 Employee Stock Incentive Plan, on February 28, 2012 the Company purchased 20,222 of such shares for cash of $91,688 in accordance with the Plan’s provision that the employees sell sufficient shares to fund their liability for tax withholdings. These shares remained as treasury stock at December 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial data for the periods presented. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report. The information set forth below is not necessarily indicative of results of future operations. Amounts are in thousands of dollars except share and per share data.

	2012	2011*	2010	2009	2008
Net sales	$54,065	$51,940	$38,964	$52,163	$65,387

Net income (loss) available to common stockholders	$2,084	$(5,888)	$(1,694)	$678	$1,657

Earnings (loss) per common share:
Basic	$0.26	$(0.75)	$(0.22)	$0.09	$0.22
Diluted	$0.25	$(0.75)	$(0.22)	$0.09	$0.21
Cash dividends declared per common share	—	—	—	—	—
Shares used in computing earnings (loss) per common share:
Basic	7,901,225	7,813,587	7,741,594	7,689,915	7,662,811
Diluted	8,258,742	7,813,587	7,741,594	7,827,531	7,707,091
Cash and cash equivalents	$4,477	$3,749	$1,364	$1,497	$149
Total assets	38,974	36,231	34,027	33,522	38,698
Long-term debt (including current maturities)	500	5,211	4,365	3,511	4,648
Total liabilities	13,789	18,710	11,101	9,608	15,769
Redeemable preferred stock	4,194	—	—	—	—
Total stockholders’ equity	20,991	17,521	22,926	23,914	22,929

Note: *	In 2011 the company recorded a net valuation reserve of $6.7 million related to its net operating loss carry forwards and other related deferred tax assets resulting in a $5.4 million non-cash tax expense. For further information see Note 7 to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of both M&I and AAT. We report financial data for three operating segments: the TP&S segment and the E&I segment which together encompass the operations of M&I including its South Coast Electric Systems, LLC subsidiary and the AAT segment which encompasses the operations of AAT including its wholly-owned Omega Metals division. In addition, M&I holds a 40%, 41%, and 49% interest in China, Singapore, and Brazil foreign joint ventures’ operations, respectively. Prior to December 31, 2011, the Company owned 49% of the Singapore’s joint venture with our joint venture partner, Oakwell Engineering, Ltd., owning the remaining 51%. At December 31st 2011, we exchanged 8% of our MIEFE ownership for satisfaction of amounts owed to MIEFE’s general manager, under a deferred compensation arrangement for approximately $190,000. These ventures are stand-alone operating companies and enhance our ability to provide products to these markets. Results from these ventures are reported using the equity method of accounting.

We are a leading provider of power delivery solutions to the global energy industry. Our customers are in the following industries:

•	Oil & gas

•	Upstream which includes land and offshore drilling, and offshore production, all primarily related to exploration and production (E&P)

•	Midstream which includes oil & gas pipelines along with fractionation plants

•	Downstream which includes refining and petrochemical, as well as Liquefied Natural Gas (LNG) plants

•	Power generation and distribution

•	Distributed power generation such as remote power stations, co-generation,

•	Renewable power generation including solar power, geothermal, biomass,

•	Power distribution including substations

•	Marine and Industrial

•	Marine Vessel including Platform Supply Vessels (PSV), Offshore supply vessels (OSV), tankers and other various work boats, tankers

•	Industrial including non oil & gas industrial markets such as steel, heavy commercial, and other non oil & gas segments

•

A key component of our company’s strategy is our international focus. We have two primary models for conducting our international business. First, we sell directly and through foreign sales agents and distributors that we have appointed. Many of those international partners also provide local service and support for our products in those overseas markets. Second, where local market conditions dictate, we have expanded internationally by forming joint venture operations with local companies in key markets such as China, Brazil and Singapore, where there are local content requirements or we need to do local manufacturing.

•

Our business strategy is to grow through organic growth in our key energy markets, to expand our solution set to our current market segments, to continue our international expansion, and to accelerate those efforts with acquisitions. While at the same time increasing earnings and cash flow per share to enhance overall stockholder value.

•

The Company is uniquely positioned to be the “turn-key” supplier for power delivery projects for our customers, where we are able to offer custom-designed power distribution and power conversion systems, power services, and electrical and instrumentation construction, all from one company.

Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. In this report, we define and use the non-GAAP financial measure EBITDA as set forth below.

EBITDA

Definition of EBITDA

We define EBITDA as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	depreciation and amortization; and

•	dividends on mandatorily redeemable preferred stock.

Management’s Use of EBITDA

We use EBITDA to assess our overall financial and operating performance. We believe this non-GAAP measure, as we have defined it, is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieving optimal financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed.

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

Limitations of EBITDA

EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings. Material limitations in making the adjustments to our earnings to calculate EBITDA, and using this non-GAAP financial measure as compared to GAAP net income (loss), include:

•	the cash portion of dividends and interest expense and income tax (benefit) provision generally represent charges (gains), which may significantly affect our financial results; and

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

EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of EBITDA to GAAP net income (loss) attributable to common stockholders, along with our condensed consolidated financial statements included herein.

We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the EBITDA measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of Net income (loss) attributable to common stockholders to EBITDA for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Years ending December 31,
	2012	2011
Net Income (loss) attributable to common Stockholders	$2,084	$(5,888)
Add: Dividends on redeemable preferred stocks	225	—
Depreciation and Amortization	877	772
Interest expense and other, net	148	216
Provision (benefit) for income taxes	707	5,442

EBITDA	$4,041	$542

Foreign Joint Ventures:

Summary financial information of BOMAY, MIEFE and AAG in U.S. dollars was as follows at December 31, 2012 and 2011 (in thousands):

	BOMAY		MIEFE		AAG
	2012	2011	2012	2011*	2012	2011
	(in thousands)
Assets:
Total current assets	$91,926	$60,817	$3,894	$4,459	$2,241	$1,604
Total non-current assets	5,116	5,163	116	105	776	49

Total assets	$97,042	$65,980	$4,010	$4,564	$3,017	$1,653

	BOMAY		MIEFE		AAG
	2012	2011	2012	2011*	2012	2011
	(in thousands)
Liabilities and equity:
Total liabilities	$73,293	$46,499	$1,422	$2,162	$1,511	$1,151
Total joint ventures equity	23,749	19,481	2,588	2,402	1,505	502

Total liabilities and equity	$97,042	$65,980	$4,010	$4,564	$3,016	$1,653

Gross sales	$84,639	$53,574	$6,996	$5,783	$7,625	$4,339
Net income (loss)	6,422	4,142	39	20	1,104	532

*	On December 31, 2011, the Company exchanged an 8% ownership in MIEFE to satisfy certain obligations to the general manager of MIEFE pursuant to a deferred compensation arrangement totaling approximately $190,000. The exchange decreased the Company’s ownership interest in MIEFE from 49% to 41%.

The Company’s investment in and advances to its foreign joint ventures’ operations were as follows as of December 31, 2012 and 2011:

	2012				2011
	BOMAY*	MIEFE	AAG	TOTAL	BOMAY*	MIEFE	AAG	TOTAL
	(in thousands)				(in thousands)
Investment in joint ventures:
Balance, beginning of year	$2,033	$14	$284	$2,331	$2,033	$17	$158	$2,208
Ownership exchange	—	—	—	—	—	(3)	—	(3)
Additional amounts invested and advanced	—	—	(50)	(50)	—	—	126	126

Balance, end of year	2,033	14	234	2,281	2,033	14	284	2,331

Undistributed earnings:
Balance, beginning of year	4,839	739	158	5,736	4,221	990	(93)	5,118
Equity in earnings (loss)	2,569	16	503	3,088	1,656	10	251	1,917
Ownership exchange	—	—	—	—	—	(143)	—	(143)
Dividend distributions	(1,008)	—	—	(1,008)	(1,038)	(118)	—	(1,156)

Balance, end of year	6,400	755	661	7,816	4,839	739	158	5,736

Foreign currency translation
Balance, beginning of year	1,040	233	(32)	1,241	767	282	—	1,049
Ownership exchange	—	—	—	—	—	(45)	—	(45)
Change during the year	58	61	(49)	70	273	(4)	(32)	237

Balance, end of year	1,098	294	(81)	1,311	1,040	233	(32)	1,241

Investments, end of year	$9,531	$1,063	$814	$11,408	$7,912	$986	$410	$9,308

*	Accumulated statutory reserves in equity method investments of $1.6 million and $1.3 million at December 31, 2012 and 2011, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign operations, an enterprise established in the PRC with foreign operations is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

The Company accounts for its investments in foreign joint ventures’ operations using the equity method of accounting. Under the equity method, the Company’s share of the joint ventures’ operations’ earnings or loss is recognized in the consolidated statements of operations as equity income (loss) from foreign joint ventures’ operations. Joint venture income increases the carrying value of the joint ventures and joint venture losses reduce the carrying value. Dividends received from the joint ventures reduce the carrying value.

Results of Operations

The table below summarizes our consolidated net sales and profitability for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010
Net sales	$54,065	$51,940	$38,964

Gross profit	8,123	7,155	3,656
Gross profit %	15%	14%	10%
Research and development expenses	(103)	(577)	(882)
Selling and marketing expenses	(2,455)	(2,508)	(2,275)
General and administrative expenses	(5,146)	(5,780)	(4,833)

Income (loss) from domestic operations	419	(1,710)	(4,334)

Equity income from foreign joint ventures’ operations	3,088	1,917	2,304
Foreign joint ventures’ operations related expenses	(343)	(437)	(436)

Net equity income from foreign joint ventures’ operations	2,745	1,480	1,868

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations	3,164	(230)	(2,466)

Other expense, net	(148)	(216)	(318)

Net income (loss) before income taxes	3,016	(446)	(2,784)
(Provision for) benefit from income taxes	(707)	(5,442)	1,090
Net income (loss) before preferred dividends	2,309	(5,888)	(1,694)
Preferred Stock Dividend	(225)	—	—

	$2,084	$(5,888)	$(1,694)

Year ended December 31, 2012 compared to year ended December 31, 2011

Consolidated net sales increased $2.1 million or 4%, to $54.1 million for the year ended December 31, 2012 as compared to 2011. The Company’s net sales growth from the comparative prior year period was driven primarily by increased demand for its Technical Products which was partially offset by declines in Electrical Instrumentation and Construction. These declines in the E&I segment relate primarily to the Company’s decision in 2012 to exit the water/wastewater construction business to focus its E&I efforts on more strategic segments including oil & gas, power generation and distribution, and marine and non oil & gas industrial.

Consolidated gross profit increased $1.0 million to $8.1 million and increased as a percentage of net sales from 14% to 15%. This increase was mainly attributable to the TP&S segment’s increased net sales and direct margin compared to the previous period in 2011. This performance reflects the improved business environment and benefits of the cost reduction efforts implemented in late 2010. The Company’s gross profit reported each quarter in 2012 was $1.8 million in the first quarter, $2.2 million in the second quarter, $1.6 million in the third quarter and $2.5 million in the fourth quarter.

Segment Comparisons

The TP&S segment’s net sales increased $10.0 million from $28.9 million for the year ended December 31, 2011, to $39.0 million for the year ended December 31, 2012, a 35% improvement. Gross profit for the segment for the year ended December 31, 2012 was $6.6 million, an increase of $2.1 million over the prior year gross profit of $4.6 million. The increase in Technical Products and Services results was driven in large part by increased mid and downstream oil and gas demand for our products and services during 2012 which more than offset a slowdown in the domestic land and offshore rig markets.

The E&I segment’s reported net sales of $9.2 million for the year ended December 31, 2012, a decrease of $6.3 million, or 41%, compared to the year ended December 21, 2011. The results reflect our decision to exit the water/wastewater business and focus our Electrical and Instrumentation construction efforts on markets that are more closely aligned with our overall strategy. Gross profit for the E&I segment during the year ended December 31, 2012 was $0.5 million, compared to $1.2 million in the corresponding prior year period. Gross profit as a percentage of net sales decreased to 6% from 8% in the comparable prior period, due to the winding down of existing contractual arrangements and the consolidation of our Beaumont and Houston construction resources.

The AAT segment reported net sales of $5.9 million for the year ended December 31, 2012, down $1.6 million, from the comparable prior year period, a 22% decrease. Gross profit decreased by $0.4 million in 2012, from $1.3 million in the prior year. Gross profit as a percentage of net sales decreased to 16% in 2012 from 18% in the comparable prior period. The decline in the AAT segments revenue and profitability primarily relates to the loss of a key contract. This segment continues to be challenged by competitive pricing due to weakness in the industrial sector and the loss of a key account. While we continue to work to improve the results, we do not anticipate AAT to return to 2011 revenue levels during 2013.

Research and development costs for the year ended December 31, 2012 were down to $0.1 million from $0.6 million in the previous period, all of which related to the continued development of the Company’s ISIS products. We anticipate increased research and development expenditures in 2013 as we develop new products to meet the needs of our customers.

Selling and marketing expenses for the year ended December 31, 2012 were $2.5 million, or 5% of net sales and essentially unchanged when compared to 2011.

General and administrative expenses were down for the year ended December 31, 2012 over the same period in 2011 by $0.6 million from $5.8 million in 2011 to $5.2 million in 2012 primarily due to a legal expense of $0.4 million in 2011 related to the E&I segment’s arbitration dispute, from which the Company received a favorable determination from the binding arbitrator. In addition, the Company recorded an additional audit expense accrual of $252,000 in 2011.

Net equity income from foreign joint ventures increased for the year ended December 31, 2012 by $1.3 million to $2.8 million when compared to the period ended December 31, 2011. The increased equity income resulted primarily from BOMAY, which increased from $1.7 million in 2011 to $2.6 million in 2012 as a result of increased activity in China.

Consolidated other expense, net was $148,000 for the year ended December 31, 2012, a decrease of $68,000 from the comparable prior year, primarily due to a reduction of long-term debt. Long-term debt decreased from $5.1 million at the end of 2011 to $0.5 million at December 31, 2012 as a result of a $5 million preferred stock issuance.

The (provision for) benefit from income taxes for the year ended December 31, 2011 was a non-cash expense of $5.4 million which reflects the valuation allowance related to the Company’s net deferred tax assets related to its U.S. operations. The deferred tax asset was primarily related to the net operating loss carry forwards of $9.8 million generated by AAT prior to the Company’s merger in 2007. Subsequently, the Company generated additional net operating losses and foreign tax credit carry forwards. It was determined in the fourth quarter of 2011 that due to the Internal Revenue’s Section 382 limitations on our ability to utilize the net operating losses and due to three years of cumulative losses, a full valuation allowance was warranted and as such, an expense was recorded. See Note 7 to the Consolidated Financial Statements included in this report for further details. The 2012 tax accrual represents U.S. taxes on the equity income less dividends received.

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

Net equity income from foreign joint ventures’ operations decreased for the year ended December 31, 2011 by $388,000 to $1.5 million as compared to the prior year period ended December 31, 2010. Equity income from foreign joint ventures for the year ended December 31, 2010, benefited from the reversal of a $660,000 expense accrual recorded in 2007 associated with the BOMAY joint venture of which management determined in 2010 was no longer necessary.

Consolidated other expense, net was $216,000 for the year ended December 31, 2011, a decrease of $102,000 from the comparable prior year. The decrease primarily resulted from a $200,000 customer settlement in 2010 partially offset by an increase in interest expense due to a $1.0 million increase in outstanding debt in the revolving credit balance and higher interest rates in 2011.

The (provision for) benefit from income taxes for the year ended December 31, 2011 was a non-cash expense of $5.4 million which reflects the valuation allowance related to the Company’s net deferred tax assets related to its U.S. operations. The deferred tax asset was primarily related to the net operating loss carry forwards of $9.8 million generated by AAT prior to the Company’s merger in 2007. Subsequently, the Company generated additional net operating losses and foreign tax credit carry forwards. It was determined in the fourth quarter of 2011 that due to the Internal Revenue Service’s Section 382 limitations on our ability to utilize the net operating losses and due to three years of cumulative losses, a full valuation allowance was warranted and as such, an expense was recorded. See Note 7 to the Consolidated Financial Statements included in this report for further details.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2012	December 31, 2011
	(in thousands except percentages and ratios)
Working capital	$12,239	$11,243
Current ratio	2.2 to 1	2.0 to 1
Total debt	$500	$5,211
Debt as a percent of total capitalization	2%	23%
Consolidated net worth (per amended loan agreement *)	$25,185	$17,521

*	“Consolidated Net Worth” means the book value, as shown on its financial statements of all of Borrower’s and its Subsidiaries’ assets less Consolidated Total Liabilities.”

AETI’s long-term debt as of December 31, 2012 was $0.5 million on which payments are current.

Notes Payable

The Company entered into a credit agreement with JP Morgan Chase Bank, N.A. (“Chase”) in October 2007. The credit agreement currently has a maturity on July 1, 2014. At December 31, 2012 and 2011, there were $0.5 million and $5.0 million of borrowings outstanding and at December 31, 2012, there was additional borrowing capacity of $6.9 million. The revolving credit line is $10.0 million with a limit of up to $6.0 million of borrowing in the event that “adjusted net income” is less than $1.00 for any quarter (“Line Limit”). Adjusted net income is defined as domestic operating income plus depreciation and amortization. The agreement is collateralized by the Company’s real estate in Houston and Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-process, and the Company’s subsidiaries are guarantors of the borrowings. Under the agreement, the Company pays a commitment fee of 0.3% of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios, including maintenance of a minimum current ratio, leverage ratio and tangible net worth and restriction from paying dividends without prior written consent of the bank. On July 27, 2012, the Company amended its interest rate on the Company borrowings to the LIBOR rate (0.3% at December 31, 2012) plus 3.25% per annum. Prior to July 27, 2012, the interest rate on the Company’s borrowings was 30 day LIBOR rate plus 2.75% per year. See Note 8 notes payable to the consolidate financial statement for more information on this facility.

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

Operating Activities

During the twelve months ended December 31, 2012, the Company used cash flows in operations of $0.8 million as compared to generating $1.1 million for the same period in 2011. In both periods, the impact on cash from the operating activities was benefited by the generation of cash from working capital of $1.4 million for the year ended December 31, 2012 and $2.4 million for the same period in 2011. The increase in cash generated from working capital is a result decreases in account receivables offset by increases in inventory, primarily in the TPS segment.

Investing Activities

During the twelve months ended December 31, 2012, the Company used $0.2 million in cash from investing activities compared to generating $0.5 million for the comparable period in 2011. This is mainly attributable to dividends received from joint ventures, amounting to $1.0 million in 2012 and $1.2 million in 2011 respectively. Capital expenditures in 2012 totaled $1,455,000 and $533,000 in 2011.

Financing Activities

During the twelve months ended December 31, 2012, the Company generated $103,000 in cash from financing activities as compared to $831,000 for the comparable period in 2011. The main source of cash was from the issuance of $5.0 million of preferred stock in 2012 which was offset by a $4.5 million paydown on the revolving credit facility. During 2011 the Company borrowed $1.0 million under the revolving credit facility to provide liquidity for operations.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of debt requirements and operating cash needs. To meet our short and long-term liquidity requirements, we rely primarily on cash from operations. Beyond cash generated from operations, we have a credit facility of $10.0 million with $6.9 million available at December 31, 2012 and $4.5 million of unrestricted cash at December 31, 2012

Operating Lease Commitments

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012:

Year Ending December 31,	Amount
(In thousands)
2013	277
2014	228
2015	164
2016	88
2017	6

$763

In March 2008, the Company entered into a capital lease in order to finance shop equipment and related training expenses related to its American Access segment. The lease term commenced in June 2008, when the equipment was installed and operational. The lease obligation and capitalized amount at inception was $725,000 and the lease term is 60 months. The following is a schedule of future minimum lease payments associated with the Company’s capital lease obligation:

Year Ending December 31,	Amount
(In thousands)
2013	67

Total future minimum lease payments	67
Less imputed interest	(2)

Net present value of future minimum lease payments	$65

Contractual Obligations

Payments due under contractual obligations at December 31, 2012, are as follows:

	Within 1 Year	2 - 3 years	3 - 5 years	More Than 5 Years	Total
	(in thousands)
Capital lease	$67	$0	$—	$—	$67
Long-term debt obligations	—	500	—	—	500
Interest on long-term debt	17	17	—	—	34

Total	$84	$517	$—	$—	$601

Interest is estimated based on the current rate of approximately 3.5%

Outlook for Fiscal 2013

AETI enters 2013 with a backlog of $15.5 million which is down from the prior year because of construction contracts ending in 2012 largely offset by improved Technical Products orders at year end. We took additional actions in the second half of 2012 to improve our cost structure, reduce our breakeven levels and increase capacity, as we do see some additional growth opportunities in our TP&S, E&I Construction and AAT segments that we are aggressively pursuing.

We closely monitor our backlog and order activity and continue to adjust our cost structure and expenditures accordingly as conditions require. We expect to benefit from our recent product and business development activities, including our drilling control systems technology acquisition. We expect to continue our initiatives in these markets. We are also upbeat for the coming year for our Chinese and Brazilian foreign joint ventures’ operations based on increasing global energy demand and opportunities we see in the sales pipeline.

The Company believes its existing cash, working capital and unused credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months. The Company continues to review growth opportunities and depending on cash needs may raise cash in the form of debt, equity, or a combination of both.

Effects of Inflation

Price increases in crucial raw materials, particularly copper and steel, and electrical components occurred in 2012. The Company has been generally successful in recovering these increases from its customers in the form of increased prices. As a result, AETI has not experienced material margin erosion in 2012 due to inflationary pressures. Future inflationary pressures will likely be largely dependent on the worldwide demand for these basic materials which cannot be predicted at this time.

Commitments and Contingencies

On September 1, 1999, the Company created a group medical and hospitalization minimum premium insurance program. For the policy year ended August 2012, the Company is liable for all claims each year up to $60,000 per insured, or $1.1 million in the aggregate. An outside insurance company insures any claims in excess of these amounts. The Company’s expense for this minimum premium insurance program totaled $845,000 and $802,000 during the years ended December 31, 2012 and 2011, respectively. Insurance reserves included in accrued payroll and benefits in the accompanying consolidated balance sheets were approximately $225,000 and $212,000 at December 31, 2012 and 2011, respectively.

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

Certain accounting policies involve significant estimates and assumptions by us that have a material impact on our consolidated financial condition or operating performance. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of our consolidated financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”, nor do we have any “variable interest entities”.

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

Allowance for Obsolete and Slow-Moving Inventory – The Company regularly reviews the value of inventory on hand using specific aging categories, and records a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and financial condition of those specific customers. The Company also reviews historical experience with the customer, the general economic environment and the aging of receivables. The Company records an allowance to reduce receivables to the amount that is reasonably believed to be collectible. Based on this assessment, management believes the allowance for doubtful accounts is adequate.

Revenue Recognition – The Company reports earnings from fixed-price and modified fixed-price long-term contracts on the percentage-of-completion method. Earnings are accrued based on the ratio of costs incurred to total estimated costs. However, for TP&S, we have determined that labor incurred provides an improved measure of percentage-of-completion. Costs include direct material, direct labor, and job related overhead. Losses expected to be incurred on contracts are charged to operations in the period such losses are determined. A contract is considered complete when all costs, except insignificant items, have been incurred and the facility has been accepted by the customer. Revenue from non-time and material jobs of a short-term nature (typically less than one month) is recognized on the completed-contract method after considering the attributes of such contracts. This method is used because these contracts are typically completed in a short period of time and the financial position and results of operations do not vary materially from those which would result from use of the percentage-of-completion method. The asset, “Work-in-process,” which is included in inventories, represents the cost of labor, material, and overhead on jobs accounted for under the completed-contract method. For contracts accounted for under the percentage-of-completion method, the asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenue recognized in excess of amounts billed and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenue recognized.

Foreign Currency Gains and Losses – Foreign currency translations are included as a separate component of comprehensive income. The Company has determined the local currency of foreign joint ventures to be the functional currency. In accordance with ASC 830, the assets and liabilities of the foreign equity investees, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date and net sales and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income, net of deferred income taxes, which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

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

Contingencies – The Company records an estimated loss from a loss contingency when information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Contingencies are often resolved over long time periods, are based on unique facts and circumstances, and are inherently uncertain. The Company regularly evaluates the current information this is available to determine whether such accruals should be adjusted or other disclosures related to contingencies are required. The Company is a party to a number of legal proceedings in the normal course of business for which appropriate provisions have been made if it is believed an ultimate loss is probable. The ultimate resolution of these matters, individually or in the aggregate, is not likely to have a material impact on the Company’s financial position.

Equity Income from Foreign Joint Ventures’ Operations – The Company accounts for its investments in foreign joint ventures’ operations using the equity method. Under the equity method, the Company records its pro-rata share of foreign joint ventures’ operations income or losses and adjusts the basis of its investment accordingly. Dividends received from the joint ventures, if any, are recorded as reductions to the investment balance.

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. ASU No. 2011-04 is effective for reporting periods beginning after December 15, 2011 with application on a prospective basis. The adoption of ASU No. 2011-04, effective January 1, 2012, did not have a significant impact on the Company’s consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-08, effective January 1, 2012, did not have a significant impact on the Company’s consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 was issued to provide enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The amendments under ASU No. 2011-11 require enhanced disclosures by requiring entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU No. 2011-11 is effective retrospectively for annual periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of ASU No. 2011-11 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 defers the effective date for provisions of ASU No. 2011-05 requiring entities to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and reinstates the requirement that reclassifications must be either disclosed on the face of the financial statements or in the notes. The adoption of ASU No. 2011-12, effective January 1, 2012, did not have a significant impact on the Company’s consolidated financial statements or disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Intangible—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2012-02, an entity is not required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines it is more likely than not that its fair value is less than its carrying value. ASU No. 2012-02 is effective for annual periods beginning after September 15, 2012. The adoption of ASU No. 2012-02 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through July 1, 2014. At December 31, 2012, the Company had $0.5 million of variable-rate debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have had an insignificant, unfavorable impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the 90 day LIBOR rate (0.3% at December 31, 2012) plus 3.25% per year. The agreement is collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

AETI maintains equity method investments in its Singapore, Chinese and Brazilian joint ventures, MIEFE, BOMAY, and AAG, respectively. The functional currencies of the joint ventures are the Singapore Dollar, the Chinese Yuan and the Brazilian Real, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income net of taxes in AETI’s consolidated balance sheets. In the current period this item increased from $849,000 at December 31, 2011 to $900,000 at December 31, 2012 due principally to the weakness of the United States Dollar against the Chinese Yuan. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment, and at this time, no guarantees have been provided by AETI.

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

Disclosure controls and procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2012. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2012 based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information required by this item is incorporated by reference to the information contained in the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after our December 31, 2012 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about outstanding equity plans as of December 31, 2012. The table includes additional shares that may be issuable pursuant to the amendment to add an additional 300,000 shares to the 2007 Employee Stock Incentive Plan that was approved at the Annual Meeting in June 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)(1)	Weighted-average exercise price of outstanding options(b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	337,676	$4.23	729,227
Equity compensation plans not approved by security holders	—	—	—
Total	337,676	$4.23	729,227

(1)	Includes shares of common stock issuable upon vesting of outstanding restricted stock units (RSUs) and the exercise of outstanding stock options.
(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which convert to common stock on a one-to-one basis.

See Note 10 to the consolidated financial statements included in this 10-K for the year ended December 31, 2012 for further information.

Additional information required by this Item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the “Director Independence” and “Certain Relationships and Related Transactions” sections of our Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

3. Exhibits

A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index immediately following the signature pages of this report. We will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request. Stockholders may request exhibit copies by contacting: Rachel Acree, Assistant Corporate Secretary, American Electric Technologies, Inc., 6410 Long Drive, Houston, Texas 77087.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2013

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber

Charles M. Dauber
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Charles M. Dauber Charles M. Dauber	President, Chief Executive Officer, Director (Principal Executive Officer)	March 28, 2013

/s/ Andrew L. Puhala Andrew L. Puhala	Chief Financial Officer (Principal Financial Officer)	March 28, 2013

/s/ Arthur G. Dauber Arthur G. Dauber	Executive Chairman and Director	March 28, 2013

/s/ Neal M. Dikeman Neal M. Dikeman	Director	March 28, 2013

/s/ Peter Menikoff Peter Menikoff	Director	March 28, 2013

/s/ J. Hoke Peacock II J. Hoke Peacock II	Director	March 28, 2013

/s/ Casey Crenshaw Casey Crenshaw	Director	March 28, 2013

AMERICAN ELECTRIC TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

With Report of Independent Registered Public Accounting Firm

December 31, 2012 and 2011

American Electric Technologies, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Electric Technologies, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of American Electric Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and, accordingly, we do not express an opinion thereon.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas

March 28, 2013

American Electric Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Year Ended December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$4,477	$3,749
Accounts receivable-trade, net of allowance of $225 and $393 at December 31, 2012 and December 31, 2011,	9,731	11,291
Inventories, net	5,616	4,945
Costs and estimated earnings in excess of billings on uncompleted contracts	2,205	2,026
Prepaid expenses and other current assets	318	336

Total current assets	22,347	22,347
Property, plant and equipment, net	4,922	4,489
Advances to and investments in foreign joint ventures	11,408	9,308
Other assets	297	87

Total assets	$38,974	$36,231

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,438	$5,772
Accrued payroll and benefits	1,519	1,414
Other accrued expenses	513	835
Billings in excess of costs and estimated earnings on uncompleted contracts	3,576	2,909
Short-term notes payable	54	154
Other current liabilities	9	20

Total current liabilities	10,109	11,104
Notes payable	500	5,057
Deferred income taxes	3,058	2,433
Deferred compensation	122	116

Total liabilities	13,789	18,710

Commitments and contingencies (see note 15)
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $816 at December 31, 2012 and $0 at December 31, 2011; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at December 31, 2012, none at December 31, 2011	4,194	—
Stockholders’ equity:
Preferred stock, at redemption value	—	—
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,919,032 and 7,828,509 shares issued and outstanding at December 31, 2012 and December 31, 2011,	8	8
Treasury stock, at cost (20,222 shares)	(92)	—
Additional paid-in capital	9,597	8,171
Accumulated other comprehensive income	900	849
Retained earnings; including accumulated statutory reserves in equity method investments of $1,620 and $1,284 at December 31, 2012 and December 31, 2011,	10,578	8,493

Total stockholders’ equity	$20,991	$17,521

Total liabilities and stockholders’ equity	$38,974	$36,231

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2012	2011
Net sales	$54,065	$51,940
Cost of sales	45,942	44,785

Gross profit	8,123	7,155
Operating expenses:
Research and development	103	577
Selling and marketing	2,455	2,508
General and administrative	5,146	5,780

Total operating expenses	7,704	8,865

Income (loss) from domestic operations	419	(1,710)
Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	3,088	1,917
Foreign joint ventures’ operations related expenses	(343)	(437)

Net equity income from foreign joint ventures’ operations	2,745	1,480

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations	3,164	(230)

Other income (expense):
Interest expense	(111)	(183)
Other, net	(37)	(33)

Total other expense, net	(148)	(216)

Income (loss) before income taxes	3,016	(446)
Provision for income taxes	(707)	(5,442)

Net income (loss) before dividends on redeemable preferred stock	2,309	(5,888)

Dividends on redeemable preferred stock	(225)	—

Net income (loss) attributable to common stockholders	$2,084	$(5,888)

Earnings (loss) per common share: Basic	0.26	(0.75)
Diluted	0.25	(0.75)
Weighted-average number of common shares outstanding:
Basic	7,901,225	7,813,587

Diluted	8,258,742	7,813,587

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2012	2011
Net income (loss)	$2,309	$(5,888)
Other comprehensive income:
Foreign currency translation gain, net of deferred income taxes of $19 and $80 for the years ended December 31, 2012 and 2011,	51	157

Total comprehensive income (loss)	$2,360	$(5,731)

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	7,752,965	$7.753	$7,845	$692	$14,381	$22,926
Common stock issued to ESPP	14,252	0.015	35	—	—	35
Restricted stock units(1)	61,292	0.061	291	—	—	291
Net loss	—	—	—	—	(5,888)	(5,888)
Foreign currency translation	—	—	—	157	—	157

Balance at December 31, 2011	7,828,509	7.829	8,171	849	8,493	17,521
Common stock issued to ESPP	4,839	0.005	25	—	—	25
Options Exercised	4,850	0.005	20	—	—	20
Issued for Acquisition	11,000	0.011	218	—	—	218
Treasury stock purchase	(20,222)	—	(92)	—	—	(92)
Warrants issued with preferred stock	—	—	840	—	—	840
Transaction costs of new preferred	—	—	(45)	—	—	(44)
Restricted stock units(1)	90,056	0.090	368	—	—	368
Net income to common stockholders*	—	—	—	—	2,084	2,084
Foreign currency translation	—	—	—	51	—	51

Balance at December 31, 2012	7,919,032	$7.940	$9,505	$900	$10,577	$20,991

*	Net of preferred dividends of $225.
(1)	Converted to common stock.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,309	$(5,888)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax provision (benefit)	659	5,338
Equity income from foreign joint venture’s operations	(3,088)	(1,917)
Depreciation and amortization	877	772
Stock based compensation	326	291
Provision for bad debt	90	83
Allowance for obsolete inventory	110	20
Gain on sale of property and equipment	(24)	(5)
Deferred compensation costs	6	—

Change in operating assets and liabilities:
Accounts receivable	1,479	(2,413)
Income taxes payable	(11)	—
Inventories	(781)	(1,145)
Costs and estimated earnings in excess of billings on uncompleted contracts	(179)	1,461
Prepaid expenses and other current assets	(43)	35
Accounts payable and accrued liabilities	(1,553)	2,567
Billings in excess of costs and estimated earnings on uncompleted contracts	668	1,853

Net cash provided by (used in) operating activities	845	1,052

Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(1,455)	(533)
Proceeds from disposal of property, plant and equipment	177	5
Investment (in) foreign joint ventures’ operations	50	(126)
Proceeds from foreign joint ventures’ operations dividends	1,008	1,156

Net cash provided (used in) from investing activities	(220)	502

Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	5,042	35
Treasury stocks purchase	(92)	—
Preferred Stock Cash Dividend	(191)	—
Advances from (repayment of) credit facility	(4,500)	1,000
Capital lease obligation payment	(156)	(154)
Principal payments on short-term notes payable	—	(50)

Net cash provided by financing activities	103	831

Net increase (decrease) in cash and cash equivalents	728	2,385
Cash and cash equivalents, beginning of year	3,749	1,364

Cash and cash equivalents, end of year	$4,477	$3,749

Supplemental disclosures of cash flow information:
Interest paid	$111	$193

Income taxes paid	$132	$133

The accompanying notes are an integral part of the consolidated financial statement.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)	Organization and Nature of Business

American Electric Technologies, Inc. (“AETI” or the “Company”) is the surviving financial reporting entity from a reverse acquisition of an 80% interest in American Access Technologies, Inc. by the shareholders of M&I Electric Industries, Inc.(“M&I”) on May 17, 2007. Immediately upon the completion of the reverse acquisition, American Access Technologies, Inc. changed its name to American Electric Technologies, Inc. AETI is a Florida corporation and M&I, AETI’s wholly-owned subsidiary, a Texas corporation. M&I has a wholly-owned subsidiary, South Coast Electric Systems, LLC (“SC”), a Mississippi based company, and joint venture interests in China, Singapore and Brazil. On January 1, 2008, AETI established a wholly—owned subsidiary through which it conducts its American Access Technology segment’s business.

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

The E&I segment provides a full range of electrical and instrumentation construction and installation services to both land and marine based markets of the oil and gas industry and other commercial and industrial markets. The E&I segment provides services on both a fixed-price and a time-and-materials basis. The segment’s services include electrical and instrumentation turnarounds, maintenance, renovation and new construction. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems, high voltage cable, and data centers. Marine based oil and gas services include complete electrical system rig-ups, modifications, start-ups and testing for vessels, drilling rigs, and production modules. These services can be manufactured and installed utilizing NEMA and ANSI or IEC equipment to meet ABS, USCG, Lloyd’s Register, a provider of marine certification services, and DNV standards.

The AAT segment manufactures and markets zone cabling enclosures and manufactures formed metals products. The zone cabling product line develops and manufactures patented “zone cabling” and wireless telecommunication enclosures. These enclosures mount in ceilings, walls, raised floors, and certain modular furniture to facilitate the routing of telecommunications network cabling, fiber optics and wireless solutions to the workspace environment. AAT also operates a precision sheet metal fabrication and assembly operation and provides services such as precision “CNC” (“Computer Numerical Controlled”) stamping, bending, assembling, painting, powder coating and silk screening to a diverse client base including, but not limited to, engineering, technology and electronics companies, primarily in the Southeast region of the United States.

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

Financial Instruments

The Company includes fair value information in the notes to the consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of December 31, 2012 and 2011. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

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

Based on management’s reviews during each of the years ended December 31, 2012 and 2011, there were no events or circumstances that caused management to believe that impairments were necessary.

Other Assets

Intangible Assets at December 31, 2012	Useful Lives (Years)	Cost	Accumulated Amortization	Net Value
	(in thousands)
Patents	18	$95	$72	$23
Customer Agreements	10	173	131	42
Intellectual Property	3	322	90	232

		$590	$293	$297

Amortization expense related to intangible assets held by the Company for the year ended December 31, 2012 was approximately $113,000 and was approximately $23,000 in 2011. Estimated amortization expense for the next five years is as follows:

For the Year Ending December 31,	Amount
(in thousands)
2013	$131
2014	131
2015	30
2016	5

$297

Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reported to the taxing authority. The Company also records any financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in its tax return. Financial statement recognition of the tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions are recorded as interest expense in the accompanying consolidated statements of operations.

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

The Company records net sales from its field and technical service and repair operations on a completed service basis after customer acknowledgement that the service has been completed and accepted. Approximately 10% of the Company’s consolidated net sales are recorded on this basis. In addition, the Company sells certain purchased parts and products. These net sales are recorded when the product is shipped and title passes to the customer. Approximately 2% of the Company’s consolidated net sales are recorded on this basis. AAT generally recognizes net sales when manufactured products are shipped and right of ownership passes.

The asset, “Work-in-process,” which is included in inventories, represents the cost of labor, material, and overhead in excess of amounts billed on jobs accounted for under the completed-contract method. For contracts accounted for under the percentage-of-completion method, the asset, “Costs and estimated earnings in excess of billing on uncompleted contracts,” represents net sales recognized in excess of amounts billed and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of net sales recognized. Any billed net sale that has not been collected is reported as accounts receivable. The timing of when we bill our customers is generally dependent upon advance billing terms or completion of certain phases of the work. At December 31, 2012 and 2011, accounts receivable included contract retentions expected to be collected within one year totaling $424,000 and $579,000, respectively. At December 31, 2012 and 2011, the Company had no contract retentions expected to be collected beyond one year.

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

Concentration of Market Risk and Geographic Operations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s market risk is dependent primarily on the strength of the oil and gas and energy related industries. The Company grants credit to customers and generally do not require security except in the case of certain international contracts. Procedures are in effect to monitor the credit worthiness of its customers. During 2012, one customer accounted for approximately 13% of net sales and 1% of net accounts receivable trade. No single customer represented 10% or more of the Company’s net sales in 2011.

The Company sells its products and services in domestic and international markets; however, significant portions of the Company’s sales are concentrated with customers located in the Gulf Coast region of the United States. The Gulf Coast region accounts for approximately 17% of the Company’s net sales during the year ended December 31, 2012 and 8% during 2011.

Reclassification

Certain items are reclassified in the 2011 consolidated financial statements to conform to the 2012 presentation.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. ASU No. 2011-04 is effective for reporting periods beginning after December 15, 2011 with application on a prospective basis. The adoption of ASU No. 2011-04, effective January 1, 2012, did not have a significant impact on the Company’s consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-08, effective January 1, 2012, did not have an impact on the Company’s consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 was issued to provide enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The amendments under ASU No. 2011-11 require enhanced disclosures by requiring entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU No. 2011-11 is effective retrospectively for annual periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of ASU No. 2011-11 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 defers the effective date for provisions of ASU No. 2011-05 requiring entities to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and reinstates the requirement that reclassifications must be either disclosed on the face of the financial statements or in the notes. The adoption of ASU No. 2011-12, effective January 1, 2012, did not have an impact on the Company’s consolidated financial statements or disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Intangible—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2012-02, an entity is not required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines it is more likely than not that its fair value is less than its carrying value. ASU No. 2012-02 is effective for annual periods beginning after September 15, 2012. The adoption of ASU No. 2012-02 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

(3)	Inventories

Inventories consisted of the following at December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Raw materials	$1,596	$1,665
Work-in-process	3,173	2,703
Finished goods	1,052	672
	5,821	5,040
Less: Allowance	(205)	(95)

Total inventories	$5,616	$4,945

(4)	Costs, Estimated Earnings, and Related Billings on Uncompleted Contracts

Contracts in progress at December 31, 2012 and 2011 consisted of the following:

	2012	2011
	(in thousands)
Costs incurred on uncompleted contracts	$7,743	$10,468
Estimated earnings	2,247	2,358

	9,990	12,826
Billings on uncompleted contracts	(11,361)	(13,709)

	$(1,371)	$(883)

Costs, estimated earnings, and related billing on uncompleted contracts consisted of the following at December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$2,205	$2,026
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,576)	(2,909)

	$(1,371)	$(883)

(5)	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2012, and 2011:

Category	Estimated Useful Lives (years)	2012	2011
		(in thousands)
Buildings and improvements	15 – 25	$4,426	$4,413
Office equipment and furniture	2 – 7	1,766	1,775
Automobiles and trucks	2 – 5	219	408
Machinery and shop equipment	2 – 10	4,523	5,177
Construction in progress		1,299	192

		12,233	11,965
Less: accumulated depreciation and amortization		7,660	7,825

		4,573	4,140
Land		349	349

		$4,922	$4,489

During the years ended December 31, 2012 and 2011, depreciation charged to operations amounted to $765,000 and $749,000 respectively. Of these amounts, $605,000 and $563,000 was charged to cost of sales while $160,000 and $186,000 was charged to selling, general and administrative expenses for the years ended December 31, 2012 and 2011, respectively.

In late 2012, management made a decision to sell the Houston, Texas headquarters and consolidate all TP&S and E&I service centers in Beaumont, Texas. The Company and M&I headquarters plan to stay in Houston at leased premises to be determined.

(6)	Advances to and Investments in Foreign Joint Ventures’ Operations

The Company has a foreign joint venture agreement and holds a 40% interest in a Chinese company, BOMAY, which builds electrical systems for sale in China. The majority partner in this foreign joint venture is a subsidiary of a major Chinese oil company. M&I made an initial investment of $1.0 million in 2006 and made an additional $1.0 million investment in 2007. The Company’s equity in the income of the foreign joint venture was $2.6 million and $1.7 million for the years ended December 31, 2012 and 2011, respectively. Sales made to the foreign joint venture were $415,000 and $259,000 for the years ended December 31, 2012 and 2011, respectively. Accounts receivable from BOMAY were $73,000 and $41,000 at December 31, 2012 and 2011.

The Company owns a 41% interest in MIEFE which provides additional sales and technical support in Asia. The Company’s equity in the income of the foreign joint venture was $16,000 and $10,000 for the years ended December 31, 2012 and 2011, respectively. Sales made to the foreign joint venture were $65,000 and $234,000 for the years ended December 31, 2012 and 2011, respectively. Accounts receivable from MIEFE was $25,000 and $29,000 at December 31, 2012 and 2011, respectively.

The company owns a 49% interest in AAG, a Brazilian Limited Liability Company, formed in 2010. The Company’s equity in the income of the foreign joint venture was $503,000 and $251,000 for the years ended December 31, 2012 and 2011, respectively. Sales made to the foreign joint venture were $49,000 and $58,000 for the years ended December 31, 2012 and 2011. Accounts receivable from AAG was $8,000 and $5,000 at December 31, 2012 and 2011.

The Company’s equity in income of the foreign joint ventures was $3.1 million and $1.9 million for the years ended December 31, 2012 and 2011, respectively.

During 2012 and 2011, the Company recognized approximately $343,000 and $437,000, respectively, for employee related expenses directly attributable to the foreign joint ventures.

Sales to foreign joint ventures’ operations are made on an arm’s length basis and intercompany profits, if any, are eliminated in consolidation. Summary financial information of BOMAY, MIEFE and AAG in U.S. dollars was as follows at December 31, 2012 and 2011:

	BOMAY		MIEFE		AAG
	2012	2011	2012	2011	2012	2011
	(in thousands)
Assets:
Total current assets	$91,926	$60,817	$3,894	$4,459	$2,241	$1,604
Total non-current assets	5,116	5,163	116	105	776	49

Total assets	$97,042	$65,980	$4,010	$4,564	$3,017	$1,653

Liabilities and equity:
Total liabilities	$73,293	$46,499	$1,422	$2,162	$1,511	$1,151
Total joint ventures equity	23,749	19,481	2,588	2,402	1,505	502

Total liabilities and equity	$97,042	$65,980	$4,010	$4,564	$3,016	$1,653

Gross sales	$84,639	$53,574	$6,996	$5,783	$7,625	$4,339
Net income	6,422	4,142	39	20	1,104	532

The Company made certain adjustments to the reported results that it believes are necessary to comply with accounting principles generally accepted in the United States of America.

The Company’s investments in and advances to its foreign joint ventures’ operations were as follows as of December 31, 2012 and 2011:

	2012				2011
	BOMAY*	MIEFE	AAG	TOTAL	BOMAY*	MIEFE	AAG	TOTAL
	(in thousands)				(in thousands)
Investment in joint ventures:
Balance, beginning of year	$2,033	$14	$284	$2,331	$2,033	$17	$158	$2,208
Ownership exchange	—	—	—	—	—	(3)	—	(3)
Additional amounts invested and advanced	—	—	(50)	(50)	—	—	126	126

Balance, end of year	2,033	14	234	2,281	2,033	14	284	2,331

	2012				2011
	BOMAY*	MIEFE	AAG	TOTAL	BOMAY*	MIEFE	AAG	TOTAL
	(in thousands)				(in thousands)
Undistributed earnings:
Balance, beginning of year	$4,839	$739	$158	$5,736	$4,221	$990	$(93)	$5,118
Equity in earnings (loss)	2,569	16	503	3,088	1,656	10	251	1,917
Ownership exchange	—	—	—	—	—	(143)	—	(143)
Dividend distributions	(1,008)	—	—	(1,008)	(1,038)	(118)	—	(1,156)

Balance, end of year	6,400	755	661	7,816	4,839	739	158	5,736

Foreign currency translation
Balance, beginning of year	$1,040	$233	$(32)	$1,240	$767	$282	$—	$1,049
Ownership exchange	—	—	—	—	—	(45)	—	(45)
Change during the year	58	61	(49)	70	273	(4)	(32)	237

Balance, end of year	1,098	294	(81)	1,311	1,040	233	(32)	1,241

Investments, end of year	$9,531	$1,063	$814	$11,408	$7,912	$986	$410	$9,308

*	Accumulated statutory reserves in equity method investments of $1,620,000 and $1,284,000 at December 31, 2012 and 2011, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign operations, an enterprise established in the PRC with foreign operations is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

The Company accounts for its investments in foreign joint ventures’ operations using the equity method of accounting. Under the equity method, the Company’s share of the joint ventures’ operations’ earnings or loss is recognized in the consolidated statements of operations as equity income (loss) from foreign joint ventures’ operations. Joint venture income increases the carrying value of the joint ventures and joint venture losses reduce the carrying value. Dividends received from the joint ventures reduce the carrying value. Each reporting period, the Company evaluates the carrying value of these equity method investments as to whether an impairment adjustment may be necessary. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment adjustment is necessary.

(7)	Income Taxes

The components of income (loss) before income taxes for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
	(in thousands)
United States	$(72)	$(2,363)
Foreign	3,088	1,917

	$3,016	$(446)

The components of the provision (benefit) for income taxes by taxing authority for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
	(in thousands)
Current provision:
Federal	$—	$—
Foreign	101	104
States	—	—

Total current provision	101	104

Deferred provision (benefit):
Federal	671	4,897
Foreign	(101)	—
States	36	441

Total deferred provision (benefit):	606	5,338

	$707	$5,442

Significant components of the Company’s deferred federal income taxes were as follows:

	At December 31,
	2012		2011
	Current	Non-Current	Current	Non-Current
	(in thousands)		(in thousands)
Deferred tax assets:
Accrued liabilities	$159	$—	$196	$—
Deferred compensation	—	363	—	244
Allowance for doubtful accounts	101	—	105	—
Inventory	388	—	440	—
Long-term contracts	80	—	153	—
Net operating loss	—	4,205	—	4,747
Intangible assets	—	111	—	85
Foreign tax credit carry forward	—	1,017	—	789
Valuation allowance	(728)	(5,750)	(894)	(5,811)

Deferred tax assets	—	(54)	—	54

Deferred tax liabilities:
Equity in foreign investments	—	(2,756)	—	(2,041)
Property and equipment	—	61	—	(45)
Intangible assets	—	(9)	—	(9)
Translation gain	—	(411)	—	(392)

Deferred tax liabilities	—	(3,115)	—	(2,487)

Net deferred tax assets (liabilities)	$—	$(3,169)	$—	$(2,433)

The provision for income taxes for the year ended December 31, 2012 was a non-cash expense of $0.7 million which reflects deferred taxes associated with the Company’s foreign joint ventures. The Company’s deferred tax assets are primarily related to net operating loss carry forwards. These net operating losses include losses generated by American Access Technologies. Inc. (“AAT”), prior to the Company’s merger in 2007, additional net operating losses, and foreign tax credit carry forwards. A valuation allowance was established at December 31, 2012 and 2011 due to uncertainty regarding future realization of deferred tax assets. Our total valuation allowance as of December 31, 2012 and 2011 is $6.4 million and $6.7 million, respectively.

The Company has federal net operating loss carry forwards of approximately $11.1 million which include $7.8 million acquired from AAT that are subject to the utilization limitation under Section 382 of the Internal Revenue Code. The Company has state net operating losses of $11.8 million. These tax loss carry forwards are available to offset future taxable income and expire if unused during the federal tax year ending December 31, 2019 through 2031.

The Company’s 2008 U.S. federal income tax return was examined by the Internal Revenue Service (“IRS”). In the fourth quarter 2011, the IRS concluded its audit which adjusted the annual net operating loss carry forward limitation under Sec. 382 related to AAT’s pre-acquisition net operating loss carry forwards to $299,000 per year through 2027. The Company has adopted the provisions of ASC Topic 740-10 “Income Taxes” to assess tax benefits claimed on a tax return should be recorded in the financial statements. The Company has assessed all open tax years and has recorded no uncertain tax positions related to the open tax years.

The difference between the effective income tax rate reflected in the provision for income taxes and the amounts, which would be determined by applying the statutory income tax rate of 34%, is summarized as follows:

	2012	2011
	(in thousands)
(Provision for) benefit from U.S federal statutory rate	$(1,032)	$151
Effect of state income taxes	(49)	13
Non-deductible business meals and entertainment expenses	(95)	(22)
Foreign income taxes included in equity in earnings	—	98
Adjustment of net operating loss carry forwards based on IRS audit, accrual to return adjustments and other	—	1,023
Change in valuation allowance	469	(6,705)

Total (Expense)	$(707)	$(5,442)

The Company files income tax returns in the United States. Federal jurisdiction and various state jurisdictions.

(8)	Notes Payable

The components of notes payable at December 31, 2012 and 2011 are as follows:

	2012	2011
	(In thousands)
Revolving credit agreement	$500	$5,000
Capital lease obligation (Note 9)	54	211

Total notes payable	554	5,211
Less current portion of capital lease obligation	(54)	(154)

Non-current notes payable	$500	$5,057

Revolving Credit Agreement

The Company entered into a $10.0 million credit agreement with JP Morgan Chase Bank, N.A. (“Chase”) in October 2007. At December 31, 2012 there was $0.5 million and at December 31, 2011 there was $5.0 million of borrowings outstanding. There were additional borrowing capacity of $6.9 million and $3.7 million at December 31, 2012 and December 31, 2011, respectively.

On August 10, 2012 the $10.0 million credit agreement was amended which extended the maturity date to July 1, 2014, modified the financial covenants to a net profitability test of $1 on a trailing six months basis, a 1.0 to 1.0 leverage test if total liabilities to total net worth and eliminated the $6.0 million limit on borrowings if the “adjusted net income” became less than $1.00 for any quarter. The current ratio test remains unchanged. The agreement is collateralized by the Company’s real estate in Houston and Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-progress, and the Company’s U.S. subsidiaries are guarantors of the borrowings.

Under the agreement, the credit facility’s interest rate is LIBOR plus 3.25% per annum and a commitment fee of 0.3% per annum of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contains covenants which provide for customary restrictions and limitations and restriction from paying dividends without prior written consent of the bank.

On May 1, 2012 the Company and Chase executed consent and amendment to the credit agreement to allow for the $5M convertible preferred stock transaction as discussed in Note 11.

(9)	Leases

The Company leases equipment (principally trucks) under operating lease agreements that expire at various dates to 2016. Rental expense relating to operating leases and other short-term leases for the years ended December 31, 2012 and 2011, amounted to approximately $0.5 million and $1.0 million, respectively.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012:

Year Ending December 31,	Amount
(In thousands)
2013	$277
2014	228
2015	164
2016	88
2017	6

$763

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

Year Ending December 31,	Amount
(In thousands)
2013	$54
2014	—

0
Total future minimum lease payments	54
Less imputed interest	1

Net present value of future minimum lease payments	$53

(10)	Stock and Stock-based Compensation

Employee Stock Purchase Plan

The Company issued 5,827 and 14,252 shares of Company stock during 2012 and 2011, respectively, in connection with an Employee Stock Purchase Plan that commenced in April 2008.

Restricted Stock Units

During 2012 and 2011, the Board of Directors approved the grants of approximately 285,000 and 215,000 restricted stock units (“RSU”s) to members of management and key employees as part of the 2007 Employee Stock Incentive Plan. In May 2010, the stockholders of the Company approved amendments to the 2007 Employee Stock Incentive Plan to increase the number of shares available for issuance under the plan from 300,000 shares to 800,000 shares of stock. In June 2012, the stockholders of the Company approved amendments to the 2007 Employee Stock Incentive Plan to increase the number of shares available for issuance under the plan from 800,000 shares to 1,100,000 shares of stock. The number of RSUs awarded is generally subject to the substantial achievement of budgeted performance and other individual metrics in the year granted. The RSUs do not have voting rights of the common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually vested and issued. In general, the awards convert to common stock on a one to one basis in 25% increments over four years from the grant date subject to a continuing employment obligation.

The following table summarizes the activity for unvested restricted stock units for the years ended December 31, 2012 and 2011:

	Units	Weighted Average Fair Value Per RSU
Unvested restricted stock units at December 31, 2010	201,643	$2.41
Awarded	208,738	$2.91
Vested	(61,292)	$2.62
Forfeited	(28,025)	$2.19

	Units	Weighted Average Fair Value Per RSU
Unvested restricted stock units at December 31, 2011	321,064	$2.71
Awarded	283,998	$4.35
Vested	(90,056)	$2.52
Forfeited	(123,593)	$2.17

Unvested restricted stock units at December 31, 2012	391,413	$4.11

Compensation expense of approximately $342,000 and $260,000 was recorded in the years ended December 31, 2012 and 2011, respectively, to reflect the fair value of the original RSU’s granted or anticipated to be granted less forfeitures, amortized over the portion of the vesting period occurring during the period. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Stock Market (“NASDAQ”) on the grant date. Based upon the fair value on the grant date of the number of shares awarded or expected to be awarded, it is anticipated that approximately $600,000 of additional compensation cost will be recognized in future periods through 2015. The weighted average period over which this additional compensation cost will be expensed is 2.6 years.

During February 2013, the Board of Directors approved the grants of approximately 235,000 RSUs in conjunction with the Plan, of which, approximately 204,000 units are subject to 2013 fiscal performance measures.

Stock Options

The Company recognizes compensation expense related to stock options in accordance with ASC 718 and has measured the share-based compensation expense for stock options granted during the year ended December 31, 2008 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The weighted average fair values were calculated using the Black Scholes-Merton option pricing model. There were no options issued in 2012 or 2011.

Details of stock option activity during the years ended December 31, 2012 and 2011 follows:

	2012	2012 Weighted Average Exercise Price	2011	2011 Weighted Average Exercise Price
Outstanding at beginning of year	55,855	$4.31	61,285	$4.29
Options granted	—	—	—	—
Options exercised	(4,850)	4.09	—	—
Options forfeited	(11,848)	4.82	(5,430)	4.09
Options expired	(13,379)	4.09

Outstanding at end of year	25,778	4.23	55,855	4.31

Exercisable at end of year	25,778	$4.23	48,611	$4.34

A summary of outstanding stock options as of December 31, 2012 follows:

Number of Options	Expires	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
25,778	2013	0.1 years	$4.23	$—
—	2014		—	—

25,778			$4.23

Compensation expense of approximately $16,000 was recorded in the years ended December 31, 2012 and 2011, respectively, which is included in selling and administrative expenses in the consolidated statements of operations. As of December 31, 2012, there was approximately $2,000 of total unrecognized compensation cost related to stock option awards which is expected to be recognized over a weighted average period of 0.1 years.

Board of Directors Compensation

Directors who are not employees of the Company and who do not have a compensatory agreement providing for service as a director of the Company receive a retainer fee payable quarterly. Eligible directors may elect to defer 50% to 100% of their retainer fee, which may be used to acquire common stock of the Company at the fair market value on the date the retainer fee would otherwise be paid, acquire stock units equivalent to the fair market value of the Company’s common stock on the date the retainer fee would otherwise be paid, or be paid in cash. During the years ended December 31, 2012 and 2011, directors of the Company elected to defer retainer fees to acquire approximately 6,000 and 8,400, respectively, stock units. Compensation expense of approximately $27,000 was recorded in each of the years ended December 31, 2012 and 2011, which is included in general and administrative expenses in the consolidated statements of operations.

11.	Redeemable Convertible Preferred Stock

On April 13, 2012, the Company signed a securities purchase agreement (the “Securities Purchase Agreement”) with a private investor for the sale (the “Preferred Stock Financing”) of 1,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”) at $5.00 per share and 325,000 warrants to purchase shares of the Company’s common stock expiring in May 2020. The Series A Convertible Preferred Stock shares are initially convertible into 1,000,000 shares of the Company’s common stock at a conversion price of $5.00 per share. The warrants were issued in two tranches with 125,000 of such warrants at an initial exercise price of $6.00 per share and 200,000 of such warrants at an initial exercise price of $7.00 per share. On May 2, 2012, the Company completed the issuance of the Series A Convertible Preferred Stock and warrants.

On April 30, 2012, the Company filed an Articles of Amendment to its Articles of Incorporation designating 1,000,000 shares of the Company’s authorized preferred stock as Series A Convertible Preferred Stock. The Company also entered into a Registration Rights Agreement and Investor Rights Agreement with the private investor.

The Series A Convertible Preferred Stock ranks senior to all other equity instruments of the Company, including the Company’s common stock. The Series A Convertible Preferred Stock accrues cumulative dividends at a rate of 6% per annum, whether or not dividends have been declared by the Board of Directors and whether or not there are profits, surplus or other funds available for the payment of such dividends. The Company may pay such dividends in shares of the Company’s common stock based on the then current market price of the common stock. At any time following a material default by the Company, as defined in the Securities Purchase Agreement, or April 30, 2017, the holders of a majority of the outstanding shares of the Series A Convertible Preferred Stock may require the Company to redeem the Series A Convertible Preferred Stock at a redemption price equal to the lessor of (i) the liquidation preference per share (initially $5.00 per share, subject to adjustments for certain future equity transactions defined in the Securities Purchase Agreement) and (ii) the fair market value of the Series A Convertible Preferred Stock per share, as determined in good faith by the Company’s Board of Directors. The redemption price, plus any accrued and unpaid dividends, shall be payable in 36 equal monthly installments plus interest at an annual rate of 6%.

On May 1, 2012, the Company and Chase executed a consent and amendment to our revolving credit agreement, whereby Chase as lender agreed to consent to the Securities Purchase Agreement; the issuance and sale of the Series A Convertible Preferred Stock and warrants; the payment of the preferred dividends required; and the redemption of the Series A Convertible Preferred Stock, all subject to the terms and conditions set forth in the agreements and the associated Amended Articles of Incorporation.

The preferred stock and warrants were issued for a total of $5.0 million. This amount was allocated to the preferred stock and warrants based on their relative fair values. The fair value of the warrants was calculated using the Black Scholes-Merton pricing model using the following weighted average assumptions:

Number of warrants	325,000
Exercise price	$6.62
Expected volatility of underlying stock	74%
Risk-free interest rate	1.62%
Dividend yield	0%
Expected life of warrants	8 years
Weighted-average fair value of warrants	$3.11
Expiration date	May 2, 2020

Based on these calculations and the actual consideration, the warrants were valued at $840 and the Series A Convertible Preferred Stock was valued at $4,160.

The initial values allocated to the warrants were recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the warrants is accreted to retained earnings through the scheduled redemption date of the mandatorily redeemable Series A Convertible Preferred Stock. Discount accretion for the year 2012 totaled $34 and none in 2011.

(12)	Employee Benefit and Bonus Plans

The employees of the Company are eligible to participate in a 401(k) plan sponsored by the Company. The plan is a defined contribution 401(k) Savings and Profit Sharing Plan (the “Plan”) that covers all full-time employees who meet certain age and service requirements. Employees may contribute up to 20% of their annual gross pay through salary deferrals. The Company may provide discretionary contributions to the Plan as determined by the Board of Directors. For the years ended December 31, 2012 the Company contributed $81,000 to the plan and none in 2011.

The Company maintains an “Executive Performance” bonus plan, which covers approximately 45 key employees. Under the plan, the participants receive a percentage of a bonus pool based primarily on pre-tax income in relation to budget. The Board of Directors approves the Executive Performance plan at the beginning of each year. During the years ended December 31, 2012 and 2011, the Company recorded approximately $650,000 and $548,000 under the plan, respectively, all of which was included in accrued payroll and benefits expenses as of the respective year end.

(13)	Related Party Transactions

During 2012 and 2011, the Company received legal advice on various Company matters from a law firm related to a director of the Company. The Company incurred expenses totaling approximately $70,000 and $64,000 related to these services during 2012 and 2011, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2012 and 2011, there were no outstanding amounts owed to this law firm for services provided.

In August 2009, the Company entered into an employment agreement with the Executive Chairman of the Board of Directors (“Executive Chairman”), whereby the Company will compensate the Executive Chairman $120,000 and $120,000 during 2012 and 2011, respectively. Under the terms of the agreement, the Executive Chairman will assist in international joint venture relations and operations, technical developments, manufacturing and transformative business development projects and other special projects assigned by the Company. In November 2012, the Company amended the agreement to extend the term through 2013 with compensation for 2012 at $120,000 and $130,000 for 2013. In addition, the amendment included a bonus equal to 1% of the amount reported by the Company as equity income from foreign joint ventures’ operations in the consolidated statements of operations. During 2012 and 2011, the Company paid compensation of $150,878 and $139,173, respectively, under the terms of the agreement, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

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

The table below represents segment results for the years ended December 31, 2012, and 2011.

	2012	2011
Net sales:
Technical Products and Services	$38,973	$28,929
Electrical and Instrumentation Construction	9,196	15,478
American Access Technologies	5,896	7,533

	$54,065	$51,940

Gross profit (loss):
Technical Products and Services	$6,649	$4,589
Electrical and Instrumentation Construction	513	1,233
American Access Technologies	961	1,333

	$8,123	$7,155

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations
Technical Products and Services	$6,012	$3,891
Electrical and Instrumentation Construction	513	1,233
American Access Technologies	(484)	(227)
Corporate and other unallocated expenses	(5,622)	(6,607)

Income (loss) from domestic operations	419	(1,710)

Equity income from BOMAY	2,569	1,656
Equity income from MIEFE	16	10
Equity income (loss) from AAG	503	251
Foreign operations expenses	(343)	(437)

Net equity income from foreign joint ventures’ operations	2,745	1,480

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations	$3,164	$(230)

The Company’s management does not separately review and analyze its assets on a segment basis for TP&S, E&I, and AAT and all assets for the segments are recorded within the corporate segment’s records. Corporate and other unallocated general and administrative expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments. With the exception of equity income from foreign joint ventures and joint venture management related expenses, all other costs, expenses and other income have been allocated to their respective segments.

The following table reflects the quarterly information for the applicable time periods.

	2012
	Q1	Q2	Q3	Q4	Total
Net Sales	$14,432	$12,872	$11,725	$15,036	$54,065
Gross profit	1,772	2,172	1,689	2,490	8,123
Net income (loss)	334	761	500	487	2,082
Earnings (loss) per share:
Basic	$0.04	$0.10	$0.06	$0.06	$0.26

	2011
	Q1	Q2	Q3	Q4	Total
Net Sales	$12,069	$11,427	$13,704	$14,740	$51,940
Gross profit	1,198	1,506	2,183	2,268	7,155
Net income (loss)	(324)	(727)	359	(5,196)	(5,888)
Earnings (loss) per share:
Basic	$(0.04)	$(0.09)	$0.04	$(0.66)	$(0.75)

15)	Commitments and Contingencies

On September 1, 1999, the Company created a group medical and hospitalization minimum premium insurance program. For the policy year ended August 2013, the Company is liable for all claims each year up to $60,000 per insured, or $1.3 million in the aggregate. An outside insurance company insures any claims in excess of these amounts. The Company’s expense for this minimum premium insurance totaled $765,000 and $802,000 during the years ended December 31, 2012 and 2011. Insurance reserves included in accrued payroll and benefits in the accompanying consolidated balance sheets were approximately $225,000 and $212,000 at December 31, 2012 and 2011.

16)	Asset Acquisition

On March 8, 2012, the Company acquired certain technology from Amnor Technologies, Inc. for cash of $100,000 plus 44,000 shares of the Company’s common stock valued at $4.95 per share (the closing price on that date). One fourth of the shares were issued initially with the balance to be issued one third annually on the anniversaries over the subsequent 3 years. The purchase price was valued at $322,000 (including $4,000 of transaction costs) at March 8, 2012 and is recorded as an intangible asset and included in other assets in the consolidated balance sheet at December 31, 2012. This cost is being amortized over its estimated useful life of 3 years. Amortization expense of $90,000 was recognized during the year ended December 31, 2012 and is included in general and administrative expenses in the consolidated statements of operations.

The technology provides automation and control system technologies for land and offshore drilling monitoring and control (auto-driller); marine automation including ballast control and tank monitoring and machinery plant control and monitoring systems; IP-based CCTV systems; and military vessel security and safety systems, all proven in multiple installations.

17)	Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding for the year ended December 31, 2012 and 2011. Diluted earnings (loss) per common share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and other units subject to anti-dilution limitations.

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except share and per share data):

	Year Ended December 31,
	2012	2011
Net income (loss)	$2,084	$(5,888)

Weighted average basic shares	7,901,225	7,813,587
Dilutive effect of stock options and restricted stock units (1)	357,517	—

Total weighted average diluted shares with assumed conversions	8,258,742	7,813,587

Earnings loss per common share:
Basic	$0.26	$(0.75)

Dilutive	$0.25	$(0.75)

(1)	For the year ended December 31, 2011, these items were excluded from diluted earnings (loss) per common share as the effect would have been anti-dilutive.

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 12, 2008)

3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed April 30, 2012. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 4, 2012)

3.3	Amended and Restated Bylaws of the Registrant. (Incorporated by Reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed February 9, 2009)

4.1	Warrant to purchase 125,000 shares of Registrant’s common stock dated May 2, 2012. (Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report of Form 10-Q filed on August 14, 2012)

4.2	Warrant to purchase 200,000 shares of Registrant’s common stock dated May 2, 2012. (Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report of Form 10-Q filed on August 14, 2012)

4.3	Investors Rights Agreement between Registrant and JCH Crenshaw Holdings, LLC dated May 2, 2012. (Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report of Form 10-Q filed on August 14, 2012)

4.4	Registration Rights Agreement between Registrant and JCH Crenshaw Holdings, LLC dated May 2, 2012. (Incorporated by reference to Exhibit 4.4 to Registrant’s Quarterly Report of Form 10-Q filed on August 14, 2012)

10.3	Amended 2007 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed August 22, 2012)*

10.4	Non-Employee Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*

10.5	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*

10.8	Manufacturing and Marketing Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (portions omitted pursuant to a request for confidentiality.) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)

10.9	Stock Purchase and Sale Agreement dated May 8, 2003 between registrant and Chatsworth Products, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 11, 2003.)

10.15	Summary of Non-Employee Director compensation. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed March 26, 2010)*

10.18	Loan Agreement between Registrant and JP Morgan Chase Bank, N.A. dated October 31, 2007. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2007)

10.19	First Amendment to Loan Documents between Registrant, M&I Electric Industries, Inc., American Access Technologies, Inc. and JP Morgan Chase Bank, N.A. effective June 30, 2008. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008)

10.21	Form of Employee Stock Option Award Agreement under 2007 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008) *

10.22	Form of Restricted Stock Unit Award Agreement under 2007 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008) *

10.23	Securities Purchase Agreement between Registrant and JCH Crenshaw Holdings, LLC dated April 13, 2012. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 19, 2012)

10.25	Deferred Compensation Plan for executives. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009.)*

10.27	Notification of annual salary and target for performance bonus compensation. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009.)*

10.28	Outline of Supplemental Senior Management Performance Bonus Program for Fiscal 2010. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed March 4, 2010)*

10.29	Employment Agreement with Arthur G. Dauber dated August 25, 2009. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 27, 2009)*

10.30	Second Amendment to Loan Agreement effective as of June 30, 2009 between Registrant and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2009)

10.31	Consent and Eighth Amendment to Loan Agreement dated April 30, 2012. (Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report of Form 10-Q filed on August 14, 2012)

10.32	Ninth Amendment to Loan Agreement dated August 10, 2012. (Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report of Form 10-Q filed on August 14, 2012)

10.33	Amendment No. 1 to Employment Agreement with Arthur G. Dauber. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 30, 2010)*

10.34	Amendment to Employment Agreement with Arthur G. Dauber. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 13, 2012)*

10.35	Employment Agreement with Charles M. Dauber dated January 31, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 7, 2012) *

10.36	Employment Agreement with Andrew L. Puhala. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 23, 2013) *

10.37	Summary of Compensation for Named Executive Officers 2013.*

14	Code of Ethics. (Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB filed March 21, 2004.)

21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008)

23.1	Consent of Ham, Langston & Brezina, LLP

31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Financial Officer.

32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.