Form 10-Q
period 2013-03-31
American Electric Technologies Inc
filed 2013-05-14
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of April 25, 2013, the registrant had 8,001,576 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended March 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2013	December 31,
	(unaudited)	2012
Assets
Current assets:
Cash and cash equivalents	$5,203	$4,477
Accounts receivable-trade, net of allowance of $398 and $225 at March 31, 2013 and December 31, 2012	11,512	9,731
Inventories, net	5,195	5,616
Costs and estimated earnings in excess of billings on uncompleted contracts	2,575	2,205
Prepaid expenses and other current assets	327	318

Total current assets	24,812	22,347
Property, plant and equipment, net	5,045	4,922
Investments in foreign joint ventures	12,913	11,408
Other assets	264	297

Total assets	$43,034	$38,974

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,196	$4,438
Accrued payroll and benefits	1,190	1,519
Other accrued expenses	358	513
Billings in excess of costs and estimated earnings on uncompleted contracts	5,338	3,576
Short-term notes payable	14	54
Other current liabilities	17	9

Total current liabilities	12,113	10,109
Notes payable	500	500
Deferred income taxes	3,329	3,058
Deferred compensation	156	122

Total liabilities	16,098	13,789

Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $796 at March 31, 2013 and $806 at December 31, 2012; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at March 31, 2013 and December 31, 2012	4,204	4,194
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 7,960,925 and 7,919,032 shares issued and outstanding at March 31, 2013 and December 31, 2012	8	8
Treasury stock, at cost (49,863 shares at March 31, 2013 and 20,222 shares at December 31, 2012)	(238)	(92)
Additional paid-in capital	9,800	9,597
Accumulated other comprehensive income	931	900
Retained earnings; including accumulated statutory reserves in equity method investments of $1,857 and $1,620 at March 31, 2013 and December 31, 2012	12,231	10,578

Total stockholders’ equity	$22,732	$20,991

Total liabilities and stockholders’ equity	$43,034	$38,974

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Net sales	$14,430	$14,432
Cost of sales	11,450	12,660

Gross profit	2,980	1,772
Operating expenses:
Research and development	169	25
Selling and marketing	665	721
General and administrative	1,544	1,225

Total operating expenses	2,378	1,971

Income (loss) from domestic operations	602	(199)
Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	1,458	771
Foreign joint ventures’ operations related expenses	(51)	(100)

Net equity income from foreign joint ventures’ operations	1,407	671

Income from domestic operations and net equity income from foreign joint ventures’ operations	2,009	472
Interest expense and other, net	(16)	(49)

Income before income taxes	1,993	423
Provision for income taxes	255	89

Net income before dividends on redeemable convertible preferred stock	1,738	334
Dividends on redeemable convertible preferred stock	85	—

Net income attributable to common stockholders	$1,653	$334

Earnings per common share:
Basic	$0.21	$0.04

Diluted	$0.18	0.04

Weighted-average number of common shares outstanding:
Basic	7,949,571	7,857,650

Diluted	9,383,378	8,494,545

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net Income	$1,738	$334
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income tax provision	255	89
Equity income from foreign joint ventures’ operations	(1,458)	(771)
Depreciation and amortization	186	220
Stock based compensation	197	104
Provision for bad debt	110	30
Allowance for obsolete inventory	8	8
Gain on sale of property, plant and equipment	—	(13)
Deferred compensation costs	33	1
Change in operating assets and liabilities:
Accounts receivable	(1,793)	1,444
Income taxes payable	8	—
Inventories	422	(25)
Costs and estimated earnings in excess of billings on uncompleted contracts	(371)	(1,146)
Accounts payable and accrued liabilities	276	(184)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,761	(818)
Prepaid expenses and other current assets	(113)	(2)

Net cash (used in) provided by operating activities	1,259	(729)

Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(277)	(151)
Proceeds from disposal of property, plant and equipment	—	13
Investment (in) foreign joint ventures’ operations	—	—
Purchase of intangible assets	—	(104)

Net cash provided from (used in) investing activities	(277)	(242)

Cash flows from financing activities:
Proceeds from issuance of common stock	6	7
Proceeds from sale of preferred stock and warrants	—	—
Treasury stock purchase, in accordance with the employee stock incentive plan	(147)	(92)
Preferred stock cash dividend	(75)	—
Capital lease obligation payment	(40)	(40)

Net cash (used in) provided by financing activities	(256)	(125)

Net increase (decrease) in cash and cash equivalents	726	(1,096)
Cash and cash equivalents, beginning of period	4,477	3,749

Cash and cash equivalents, end of quarter	$5,203	$2,653

Supplemental disclosures of cash flow information:
Interest paid	$7	$50

Income taxes paid	$1	$—

Non-cash investing and financing activities:
Common stock issuance to acquire intangible assets	$—	$219

The accompanying notes are an integral part of the condensed consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and its wholly-owned subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of March 31, 2013 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2013 and results of operations for the three months ending March 31, 2013 and 2012. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s financial statements included in on our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed on March 28, 2013.

2. Earnings (Loss) Per Common Share

Basic earnings per common share is based on the weighted average number of common shares outstanding for the three months ended March 31, 2013 and 2012. Diluted earnings per common share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed conversion of convertible instruments, exercise of all potentially dilutive stock options and other stock units subject to anti-dilution limitations.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except shares and per share data):

	Three Months Ended
	March 31,
	2013	2012
Net income	$1,653	$334

Weighted average basic shares	7,949,571	7,857,650
Dilutive effect of convertible preferred stock, stock options and restricted stock units	1,433,807	636,895

Total weighted average diluted shares with assumed conversions	9,383,378	8,494,545

Earnings per common share:
Basic	$0.21	$0.04

Dilutive	$0.18	$0.04

3. Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 was issued to provide enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The amendments under ASU No. 2011-11 require enhanced disclosures by requiring entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU No. 2011-11 is effective retrospectively for annual periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of ASU No. 2011-11 did not have an impact on the Company’s condensed consolidated financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Intangible—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2012-02, an entity is not required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines it is more likely than not that its fair value is less than its carrying value. ASU No. 2012-02 is effective for annual periods beginning after September 15, 2012. The adoption of ASU No. 2012-02 did not have an impact on the Company’s condensed consolidated financial position or results of operations.

4. Segment Information

The Company follows the guidance prescribed by the Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting, which governs the way the Company reports information about its operating segments.

Management has organized the Company around its products and services and has three reportable segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”). TP&S develops, manufactures, provides and markets switchgear and variable speed drives. The service component of this segment includes retrofitting equipment upgrades, startups, testing and troubleshooting electrical substations, switchgear, drives and control systems. Equity income from foreign joint ventures and joint venture management related expenses are considered in the TP&S segment because their operations are exclusively involved in TP&S activities. The E&I segment installs electrical equipment for the energy, water, industrial, marine and commercial markets. The AAT segment manufactures and markets zone cabling and formed metal products of varying designs.

The following are selected financial details regarding the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
Technical Products and Services	$10,480	$9,823
Electrical and Instrumentation Construction	2,528	2,992
American Access Technologies	1,422	1,617

	$14,430	$14,432

Gross profit:
Technical Products and Services	$1,857	$1,369
Electrical and Instrumentation Construction	908	202
American Access Technologies	215	201

	$2,980	$1,772

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations:
Technical Products and Services	$1,554	$1,100
Electrical and Instrumentation Construction	908	202
American Access Technologies	(75)	(187)
Corporate and other unallocated expenses	(1,785)	(1,314)

Income (loss) from domestic operations	602	(199)

Equity income from BOMAY	1,001	698
Equity income (loss) from MIEFE	20	10
Equity income (loss) from AAG	437	63
Foreign operations (expenses)	(51)	(100)

Net equity income from foreign joint ventures’ operations	1,407	671

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations	$2,009	$472

The Company’s management does not separately review and analyze its assets on a segment basis for TP&S, E&I, and AAT and all assets for the segments are recorded within the corporate segment’s records. Corporate and other unallocated general and administrative expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments. With the exception of equity income from foreign joint ventures’ operations and joint venture management related expenses, which are associated with TP&S, all other costs, expenses and other income have been allocated to their respective segments.

5. Investments in Foreign Joint Ventures

We have interests in three joint ventures outside of the United States of America (“U.S.”) which are accounted for on the equity method:

•	BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest;

•	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 41% interest, MIEFE’s general manager holds a 8% interest and, Oakwell Engineering, Ltd., of Singapore, holds a 51% interest, and;

•	AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which the Company holds a 49% interest, and Beppe Hans Eddy Askerbo, of Brazil, holds a 51% interest.

Sales to joint ventures are made on an arms length basis.

Summary financial information of our foreign joint ventures in U.S. dollars was as follows at March 31, 2013 (unaudited) and December 31, 2012 (in thousands):

	BOMAY		MIEFE		AAG
	2013	2012	2013	2012	2013	2012
Assets:
Total current assets	$107,257	$91,926	$4,287	$3,894	$3,695	$2,241
Total non-current assets	5,059	5,116	115	116	823	776

Total assets	$112,316	$97,042	$4,402	$4,010	$4,518	$3,017

Liabilities and equity:
Total liabilities	$85,858	$73,293	$1,800	$1,422	$2,163	$1,511
Total joint ventures’ equity	26,458	23,749	2,602	2,588	2,355	1,505

Total liabilities and equity	$112,316	$97,042	$4,402	$4,010	$4,518	$3,016

	Three Months Ended March 31,
	BOMAY		MIEFE		AAG
	2013	2012	2013	2012	2013	2012
Revenue	$33,509	$23,017	$2,667	$2,894	$3,485	$1,514

Earnings	$2,502	$1,746	$48	$20	$891	$129

The following is a summary of activity in investments in foreign joint ventures for the three months ended March 31, 2013, (unaudited) (in thousands):

	March 31, 2013
	BOMAY*	MIEFE	AAG	TOTAL
	(in thousands)
Investments in foreign joint ventures:
Balance at December 31, 2012	$9,531	$1,063	$814	$11,408
Equity in earnings (loss) in 2013	1,001	20	437	1,458
Dividend distributions in 2013	—	—	—	—
Foreign currency translation adjustment	57	(15)	5	47

Investments, end of period	$10,589	$1,068	$1,256	$12,913

Components of investments in foreign joint ventures:
Investment in joint ventures	$2,033	$15	$233	$2,281
Undistributed earnings	7,401	774	1,098	9,273
Foreign currency translation	1,155	279	(75)	1,359

Investments, end of period	$10,589	$1,068	$1,256	$12,913

*	Accumulated statutory reserves in equity method investments of $1.9 million at March 31, 2013 and $1.6 million at December 31, 2012 are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign operations, an enterprise established in the PRC with foreign operations is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

6. Notes Payable

Revolving Credit Agreement

The Company entered into a $10.0 million credit agreement with JP Morgan Chase Bank, N.A. (“Chase”) in October 2007. At March 31, 2013 and December 31, 2012 there was $0.5 million of borrowings outstanding. There was additional borrowing capacity of $8.9 million at March 31, 2013.

On August 10, 2012 the $10.0 million credit agreement was amended which extended the maturity date to July 1, 2014, modified the financial covenants to a net profitability test of $1 on a trailing six months basis, and a 1.0 to 1.0 leverage test for total liabilities to total net worth. The current ratio test remains unchanged at a minimum of 2.0 to 1.0. The agreement is collateralized by the Company’s real estate in Houston and Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-progress, and the Company’s U.S. subsidiaries are guarantors of the borrowings.

Under the agreement, the credit facility’s interest rate is LIBOR plus 3.25% per annum and a commitment fee of 0.3% per annum of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contains covenants which provide for customary restrictions and limitations and restriction from paying dividends without prior written consent of the bank. On May 1, 2012 the Company and Chase executed a consent and amendment to the credit agreement to allow for the $5.0 million convertible preferred stock transaction as discussed in Note 10.

7. Inventories

Inventories consisted of the following at March 31, 2013 (unaudited) and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
	(in thousands)
Raw materials	$1,631	$1,596
Work-in-process	2,725	3,173
Finished goods	1,052	1,052

	5,408	5,821
Less: Allowance	(213)	(205)

Total inventories	$5,195	$5,616

8. Income Taxes

It was determined in the fourth quarter of 2011 that due to the Internal Revenue Code’s Section 382 limitations on our ability to utilize the net operating losses carry forwards of approximately $9.8 million generated by American Access Technologies, Inc., prior to the Company’s merger in 2007 and subsequent net operating losses and foreign tax credit carry forwards, a full valuation allowance was warranted in the fourth quarter of 2011. As such, the tax provision on U.S. income generated in 2013 and 2012 is offset by a reduction of the valuation allowance provided in 2011. The tax provision for 2013 and 2012 reflects a 34% U.S. tax rate related to the equity in foreign joint ventures’ operations, net of dividends received for an effective rate of 13% and 21% because of the mix of US income or loss and foreign equity income.

9. Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of March 31, 2013 and December 31, 2012 because of the relatively short maturity of these instruments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the financial statements included in the 2012 Annual Report on Form 10-K filed on March 28, 2013. Historical results and percentage relationships set forth in the condensed consolidated statements of operations and cash flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.

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

These statements, including statements regarding our capital needs, business strategy, expectations and intentions, are subject to numerous risks and uncertainties, many of which are beyond our control, including our ability to maintain key products’ sales or effectively react to other risks including those discussed in Part I, Item 1A, Risk Factors, of our 2012 Annual Report on Form 10-K filed on March 28, 2013. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of both M&I Electric Industries, Inc. and American Access Technologies, Inc. (“AAT”). The Company reports financial data for three operating segments: the Technical Products and Services (“TP&S”) segment and the Electrical and Instrumentation Construction (“E&I”) segment; which together encompass the operations of M&I, including its wholly-owned subsidiary, South Coast Electric Systems, LLC and its interest in international joint ventures’ operations in China, Singapore and Brazil; and the American Access segment, which encompasses the operations of our wholly-owned subsidiary, American Access Technologies, Inc., including its Omega Metals division.

Foreign Joint Ventures

We have interests in three joint ventures outside of the U. S. which are accounted for on the equity method:

•

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest;

•	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 41% interest; MIEFE’s general manager holds an 8% interest and, Oakwell Engineering, Ltd., of Singapore, holds a 51% interest, and;

•	AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which the Company holds a 49% interest and, Beppe Hans Eddy Askerbo, of Brazil, holds a 51% interest.

Domestic Operations

We are a leading provider of power delivery solutions to the global energy industry.

The principal markets and representative customer types that we serve include:

•	Oil & gas

•	Upstream which include land and offshore drilling, and offshore production, all primarily related to exploration and production (E&P)

•	Midstream which includes oil & gas pipelines along with fractionation plants

•	Downstream which includes refining and petrochemical, as well as Liquefied Natural Gas (LNG) plants

•	Power generation and distribution

•	Distributed power generation such as remote power stations, and co-generation

•	Renewable power generation including solar power, geothermal, and biomass

•	Power distribution including substations

•	Marine and Industrial

•	Marine Vessel including Platform Supply Vessels (PSV), Offshore supply vessels (OSV), tankers and other various work boats, tankers

•	Industrial including non oil & gas industrial markets such as steel, heavy commercial, and other non oil & gas segments

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

Industry Conditions

Our power distribution products which support the oil and gas industry are capital-intensive and cyclical in nature. The U.S. shale drilling activity and related production continues to favorably impact the demand for our technical products and services. Our products through our joint ventures in China, Singapore and Brazil continue to experience favorable market conditions related to the energy demands in these countries.

TP&S

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

We have the technical expertise to provide these products in compliance with a number of applicable industry standards such as NEMA (“National Electrical Manufacturers Association”) and ANSI or IEC equipment to meet ABS (“American Bureau of Shipping”), USCG (“United States Coast Guard”), Lloyd’s Register, a provider of marine certification services, and Det Norske Veritas (a leading certification body/registrar for management systems certification services) standards. These products are generally provided to customers on a worldwide basis.

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

E&I

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

Marine based oil and gas services include complete electrical system rig-ups, modifications, start-ups and testing for vessels, drilling rigs, and production modules. In 2012, the Company announced it was phasing out of the municipal water wastewater construction market, which is expected to be complete in 2013. The Company is focusing its construction efforts on strategic segments including oil & gas; power generation and distribution; and marine and other (non oil & gas) industrial.

AAT

This segment manufactures and markets zone cabling enclosures and custom formed metal products. The zone cabling product line provides state-of-the-art flexible cabling and wireless solutions for the high-speed communication networks found throughout office buildings, hospitals, schools, industrial complexes and government buildings. Our patented enclosures mount in ceilings, walls, raised floors, and certain modular furniture to facilitate the routing of telecommunication network cabling, fiber optics and wireless solutions in a streamlined, flexible, and cost effective fashion. Omega Metals operates a precision sheet metal fabrication and assembly operation and provides services such as precision CNC (Computer Numerical Controlled) punching, laser cutting, bending, assembling, painting, powder coating and silk screening to a diverse client base including, engineering, technology and electronics companies, primarily in the Southeast region of the United States. Representative customers of AAT include Chatsworth Products, Inc., Tyco Electronics and Panduit.

Locations

The Company has facilities and sales offices in Texas, Mississippi and Florida. We have minority interests in foreign joint ventures which have facilities in Singapore; Xian, China; and Macae, Rio and Angra, Brazil.

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

OVERALL RESULTS OF OPERATIONS

The following table represents revenue and income (loss) from domestic operations and equity in foreign joint ventures attributable to the business segments for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012
Revenue:
Technical Products and Services	$10,480	$9,823
Electrical and Instrumentation Construction	2,528	2,992
American Access Technologies	1,422	1,617

	$14,430	$14,432

Gross profit:
Technical Products and Services	$1,857	$1,369
Electrical and Instrumentation Construction	908	202
American Access Technologies	215	201

	$2,980	$1,772

Operating Income (loss) from domestic operations and net equity in foreign joint ventures’ operations:
Technical Products and Services	$1,554	$1,100
Electrical and Instrumentation Construction	908	202
American Access Technologies	(75)	(187)
Corporate and other unallocated expenses	(1,785)	(1,314)

Income (loss) from domestic operations	602	(199)

Equity income from BOMAY	1,001	698
Equity income /(loss) from MIEFE	20	10
Equity income /(loss) from AAG	437	63
Foreign operations expenses	(51)	(100)

Net equity income from foreign joint ventures’ operations	1,407	671

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations	$2,009	$472

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

Sales to foreign joint ventures are made on an arm’s length basis. See Footnote 5 in Notes to Condensed Consolidated Financial Statements for detailed financial information on the foreign joint ventures.

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

The table below shows the reconciliation of Net income (loss) attributable to common stockholders to EBITDA for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months ended March 31,
	2013	2012
Net Income (loss) attributable to common Stockholders	$1,653	$334
Add: Dividends on redeemable convertible preferred stocks	85	—
Depreciation and Amortization	186	220
Interest expense and other, net	16	49
Provision (benefit) for income taxes	255	89

EBITDA	$2,195	$692

Business Sectors Disclosures

Based on the increasing importance of the oil and gas sector for our business, management has begun capturing our financial results in three major market sectors in 2013. These sectors are: Oil and Gas; Power Generation and Distribution; and Marine and Other Industrials as discussed in Domestic Operations on page 12. This information is supplemental and provided to allow investors to follow our future success at marketing to various customer groups.

	For the Three Months Ended March 31, 2013 (in thousands)
	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$9,081	$482	$4,867	$14,430
Gross Profit	1,954	101	925	2,980
Gross Profit as % of Revenue	21.52%	21.03%	19.0%	20.7%

Three Months Ended March 31, 2013 as Compared with the Three Months Ended March 31, 2012

Consolidated revenues were essentially unchanged at $14.3 million for the quarter ended March 31, 2013 from the comparable period in 2012. The TP&S segment’s revenue increase of $0.7 million or 7% was offset by decreases in other segments. The TP&S’s strong revenue growth is primarily due to increased demand for its technical products related to the increasing oil and gas related activity.

Consolidated gross profit for the quarter was $3.0 million. The consolidated gross profit improved by $1.2 million compared to the prior year’s first quarter. This increase was mainly attributable to the TP&S segment’s increased revenue and higher margins in both TP&S and E&I segments compared to the same period in 2012, reflecting increased focus on oil and gas projects and winding down of remaining water/wastewater construction projects.

Segment Comparisons

The TP&S segment’s revenue increased $0.7 million from $9.8 million for the quarter ended March 31, 2012, to $10.5 million for the quarter ended March 31, 2013, a 7% improvement which reflects the continued increase in the oil and gas market. Gross profit for the segment for the quarter ended March 31, 2013 was $1.9 million, an increase of $0.5 million over the quarter ended March 31, 2012.

The E&I segment reported revenue of $2.5 million for the quarter ended March 31, 2013, a decrease of $0.5 million, or 16%, from the quarter ended March 31, 2012, which primarily reflects a decrease in the water/wastewater construction industries partially offset by the increased revenue from industrial projects. Gross profit for the E&I segment during the quarter ended March 31, 2013 was $0.9 million, an improvement of $0.7 million over the prior year’s first quarter results due to mix of projects moving to those with higher margins.

The AAT segment reported revenue of $1.4 million for the quarter ended March 31, 2013, down $0.2 million from the comparable prior year period, a 12% decrease. Gross profit improved by $0.02 million for the quarter ended March 31, 2013, from $0.2 million in the prior year quarterly period. Gross profit as a percentage of net revenue increased to 15% for the quarter ended March 31, 2013 from 12% in the comparable 2012 quarterly period. This segment continues to be challenged by competitive pricing and foreign competition.

Research and development costs for the quarter ended March 31, 2013 were up to $0.2 million from $0.03 million for the quarter ended March 31, 2012, most all of which relate to the continued development of the Company’s drilling controls systems.

Selling and marketing expenses for the quarter ended March 31, 2013 were $0.65 million compared to the quarter ended March 31, 2012 of $0.7 million. This small decrease is primarily attributable to timing of costs related to marketing and trade shows.

General and administrative expenses were up for the quarter ended March 31, 2013 over the same period in 2012 by $0.3 million due to an increase in the Company’s employee stock compensation and bonus expenses as well as salary increases.

Net equity income from foreign joint ventures’ operations increased for the quarter ended March 31, 2013 by $0.7 million to $1.5 million as compared to the quarter ended March 31, 2012. The increase was driven by continued joint venture’s earnings growth from oil and gas business in China and Brazil as major projects were completed.

Interest expense and other, net was $16K for the quarter ended March 31, 2013, a decrease of $33K from the comparable 2012 quarter. The decrease primarily resulted from a decrease in interest expense on lower outstanding debt balances.

The provision for (benefit from) income taxes for the quarter ended March 31, 2013 was an expense of $255K which reflects the provision for taxes on the increased foreign joint venture equity earnings based on the annual estimated foreign joint venture equity earnings, net of dividends compared to an expense of $89K in the 2012 comparable quarter. This increase was primarily caused by the improved foreign earnings.

Backlog

The Company’s backlog as of March 31, 2013 was $28.4 million compared to $15.5 million at December 31, 2012. The backlog for the TP&S segment was approximately $25.0 million as of March 31, 2013, an increase of approximately $10.1 million as compared to that backlog at December 31, 2012. The backlog is expected to be realized as revenue during the remainder of the fiscal year.

The backlog for the E&I segment was approximately $3.4 million as of March 31, 2013, an increase of $2.8 million as compared to the backlog at December 31, 2012. The backlog is expected to be primarily realized as revenue during the remainder of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2013	December 31, 2012
	(in thousands except percentages and ratios)
Working capital	$12,699	$12,239
Current ratio	2.1 to 1	2.2 to 1
Debt as a percent of total capitalization	2%	2%

Notes Payable

The Company entered into a credit agreement with JP Morgan Chase Bank, N.A. (“Chase”) in October 2007. The credit agreement currently has a maturity on July 1, 2014. At March 31, 2013 and December 31, 2012, there were $0.5 million of borrowings outstanding and at March 31, 2013, there was additional borrowing capacity of $8.9 million. The agreement is collateralized by the Company’s real estate in Houston and Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-process, and the Company’s subsidiaries are guarantors of the borrowings. Under the agreement, the Company pays a commitment fee of 0.3% of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios, including maintenance of a minimum current ratio and leverage ratio and restriction from paying dividends without prior written consent of the bank. On July 27, 2012, the Company amended its interest rate on the Company’s borrowings to the 30 day LIBOR rate (0.2% at March 31, 2013) plus 3.25% per annum. Prior to July 27, 2012, the interest rate on the Company’s borrowings was 30 day LIBOR rate plus 2.75% per year. See Note 8 notes payable to the consolidate financial statement for more information on this facility.

Operating Activities

During the three months ended March 31, 2013, the Company provided cash of $1.3 million from operations as compared to using $0.7 million for the same period in 2012. The impact on cash from the operating income was burdened by the consumption of cash by working capital of $0.7 million for the three months ended March 31, 2012 and for the current quarter in 2013 the change in working capital generated $0.2 million. The increase in cash generated from working capital is a result of reduced inventory levels and increased billings resulting from the increase in product demand, primarily in TP&S.

Investing Activities

During the three months ended March 31, 2013, the Company utilized $0.3 million in cash for investing activities compared to $0.2 million for the comparable period in 2012. The increase in 2013 is mainly attributable to the construction at the manufacturing facility at Beaumont new manufacturing equipment and computer software.

Financing Activities

During the three months ended March 31, 2013, the Company utilized $0.3 million in cash from financing activities as compared to $0.1 million for the comparable period in 2012. The cash utilized for the quarter ended March 31, 2013 was $0.15 million for the purchase of treasury shares in accordance with the employee stock incentive plan and preferred dividend of $0.08 million.

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

The Company raised this capital for general corporate purposes which may include expansion of its manufacturing capacity to meet growing demand for its power delivery products, accelerating its international expansion in key energy markets including Brazil and China and making additional acquisitions

The Company believes its existing cash, working capital and unused credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months. The Company continues to review growth opportunities and depending on the cash needs may raise cash in the form of debt, equity, or a combination of both.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through July 1, 2014. At March 31, 2013, the Company had $0.5 million of variable-rate debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have had an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (0.20% at March 31, 2013) plus 3.25% per year. The agreement is collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

AETI maintains equity method investments in its Singapore, Chinese and Brazilian joint ventures, MIEFE, BOMAY, and AAG, respectively. The functional currencies of the joint ventures are the Singapore Dollar, the Chinese Yuan and the Brazilian Real, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in AETI’s condensed consolidated balance sheets. In the current quarter this item increased from $900K at December 31, 2012 to $931K at March 31, 2013 due principally to the weakness of the United States Dollar against the Chinese Yuan. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment, and at this time, no guarantees have been provided by AETI.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2013.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended March 31, 2013 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Index to Exhibits

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2013

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Senior Vice President and Chief Financial Officer (Principal Financial Officer)