Form 10-Q
period 2013-06-30
American Electric Technologies Inc
filed 2013-08-14
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

As of August 5, 2013, the registrant had 8,004,173 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended June 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2013	December 31,
	(unaudited)	2012
Assets
Current assets:
Cash and cash equivalents	$5,422	$4,477
Accounts receivable-trade, net of allowance of $354 and $225 at June 30, 2013 and December 31, 2012	8,675	9,731
Inventories, net	6,796	5,616
Costs and estimated earnings in excess of billings on uncompleted contracts	4,155	2,205
Prepaid expenses and other current assets	1,535	318

Total current assets	26,583	22,347
Property, plant and equipment, net	5,144	4,922
Investments in foreign joint ventures	12,741	11,408
Other assets	232	297

Total assets	$44,700	$38,974

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,480	$4,438
Accrued payroll and benefits	1,250	1,519
Other accrued expenses	337	513
Billings in excess of costs and estimated earnings on uncompleted contracts	4,221	3,576
Short-term notes payable	—	54
Other current liabilities	14	9

Total current liabilities	12,302	10,109
Notes payable	500	500
Deferred income taxes	3,646	3,058
Deferred compensation	174	122

Total liabilities	16,622	13,789

Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $785 at June 30, 2013 and $806 at December 31, 2012; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012	4,215	4,194

Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,002,916 and 7,919,032 shares issued and outstanding at June 30, 2013 and December 31, 2012	8	8
Treasury stock, at cost (49,863 shares at June 30, 2013 and 20,222 shares at December 31, 2012)	(238)	(92)
Additional paid-in capital	9,951	9,597
Accumulated other comprehensive income	849	900
Retained earnings; including accumulated statutory reserves in equity method investments of $1,857 and $1,620 at June 30, 2013 and December 31, 2012	13,293	10,578

Total stockholders’ equity	$23,863	$20,991

Total liabilities and stockholders’ equity	$44,700	$38,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$15,169	$12,872	$29,599	$27,304
Cost of sales	12,773	10,700	24,223	23,359

Gross profit	2,396	2,172	5,376	3,945

Operating expenses:
Research and development	75	10	244	35
Selling and marketing	706	639	1,371	1,360
General and administrative	1,219	1,355	2,763	2,580

Total operating expenses	2,000	2,004	4,378	3,975

Income (loss) from domestic operations	396	168	998	(30)

Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	1,248	1,054	2,706	1,825
Foreign joint ventures’ operations related expenses	(87)	(123)	(138)	(223)

Net equity income from foreign joint ventures’ operations	1,161	931	2,568	1,602

Income from domestic operations and net equity income from foreign joint ventures’ operations	1,557	1,099	3,566	1,572
Interest expense and other, net	(29)	(38)	(45)	(88)

Income before income taxes	1,528	1,061	3,521	1,484
Provision for income taxes	380	245	635	334

Net income before dividends on redeemable convertible preferred stock	1,148	816	2,886	1,150
Dividends on redeemable convertible preferred stock	(85)	(55)	(170)	(55)

Net income attributable to common stockholders	$1,063	$761	$2,716	$1,095

Earnings per common share:
Basic	$0.13	$0.10	$0.34	$0.14

Diluted	$0.12	0.09	$0.31	0.13

Weighted-average number of common shares outstanding:
Basic	8,002,872	7,913,266	7,976,222	7,885,458

Diluted	9,435,695	8,247,031	9,409,537	8,242,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net Income	$2,886	$1,150
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax provision	635	334
Equity income from foreign joint ventures’ operations	(2,706)	(1,825)
Depreciation and amortization	387	467
Stock based compensation	340	215
Provision for bad debt	66	60
Allowance for obsolete inventory	64	17
Loss (gain) on sale of property, plant and equipment	6	(17)
Deferred compensation costs	52	3
Change in operating assets and liabilities:
Accounts receivable	1,054	1,254
Income taxes payable	5	—
Inventories	(1,244)	177
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,950)	(423)
Accounts payable and accrued liabilities	1,597	(2,818)
Billings in excess of costs and estimated earnings on uncompleted contracts	645	(695)
Prepaid expenses and other current assets	(112)	10

Net cash provided by (used in) operating activities	1,725	(2,091)

Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(550)	(300)
Proceeds from disposal of property, plant and equipment	—	17
Repayments of advances and dividends from foreign joint ventures’ operations	106	907
Purchase of intangible assets	—	(104)

Net cash (used in) provided by investing activities	(444)	520

Cash flows from financing activities:
Proceeds from issuance of common stock	14	17
Proceeds from sale of preferred stock and warrants	—	4,961
Treasury stock purchase, in accordance with the employee stock incentive plan	(146)	(92)
Preferred stock cash dividend	(150)	(41)
Capital lease obligation payment	(54)	(57)
Principal payments on short-term notes payable	—	(21)
Principal payments on revolving credit facility	—	(3,000)

Net cash (used in) provided by financing activities	(336)	1,767

Net increase in cash and cash equivalents	945	196
Cash and cash equivalents, beginning of period	4,477	3,749

Cash and cash equivalents, end of quarter	$5,422	$3,945

Supplemental disclosures of cash flow information:
Interest paid	$15	$76

Income taxes paid	$28	$—

Non-cash investing and financing activities:
Common stock issuance to acquire intangible assets	$—	$219

Dividend accrued from foreign joint venture	$1,189	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amount)

1.	Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and its wholly-owned subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of June 30, 2013 and for the three months and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2013 and results of operations for the three months and six months ending June 30, 2013 and 2012. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s consolidated financial statements included in on our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed on March 28, 2013.

2.	Earnings Per Common Share

Basic earnings per common share is based on the weighted average number of common shares outstanding for the three months and six months ended June 30, 2013 and 2012. Diluted earnings per share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed conversion of convertible instruments, exercise of all potentially dilutive stock options and other stock units subject to anti-dilution limitations.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
Net Income attributable to common stockholders	$1,063		$761	$2,716		$1,095
Weighted-average basic shares	8,002,872		7,913,266	7,976,222		7,885,458

Basic Earnings per common share	$0.13		$0.10	$0.34		$0.14

Add back preferred dividends	$85	$	**	$170	$	**
Net Income after assumed conversions	1,148		761	2,886		1,095
Dilutive effect of :
Convertible preferred stock	1,000,000		**	1,000,000		**
Stock options and restricted stock units	432,823		333,765	433,315		357,517
Warrants	**		**	**		**
Total weighted-average diluted shares	9,435,695		8,247,031	9,409,537		8,242,975

Diluted earnings per common share	$0.12		$0.09	$0.31		$0.13

**	These items were excluded because they were determined to be non-dilutive during these periods.

3.	Recent Accounting Pronouncements

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

In July 2012, the FASB issued ASU No. 2012-02, Intangible - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2012-02, an entity is not required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines it is more likely than not that its fair value is less than its carrying value. ASU No. 2012-02 is effective for annual periods beginning after September 15, 2012. The adoption of ASU No. 2012-02 did not have an impact on the Company’s condensed consolidated financial position or results of operations.

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

The following are selected financial details regarding the Company’s reportable segments:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Revenue:
Technical Products and Services	$11,157		$8,647		$21,637		$18,470
Electrical and Instrumentation Construction	2,342		2,615		4,870		5,607
American Access Technologies	1,670		1,610		3,092		3,227

	$15,169		$12,872		$29,599		$27,304

Gross profit:
Technical Products and Services	$1,832	17%	$1,587	18%	$3,689	17%	$2,957	16%
Electrical and Instrumentation Construction	257	11%	330	13%	1,165	24%	532	9%
American Access Technologies	307	19%	255	16%	522	17%	456	14%

	$2,396	16%	$2,172	17%	$5,376	18%	$3,945	14%

Percentages are based on respective revenues.

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations:

Technical Products and Services	$1,630	15%	$1,448	17%	$3,184	15%	$2,553	14%
Electrical and Instrumentation Construction	257	11%	330	13%	1,165	24%	532	9%
American Access Technologies	(60)	-4%	(115)	-7%	(135)	-4%	(303)	-9%
Corporate and other unallocated expenses	(1,431)	-9%	(1,495)	-12%	(3,216)	-11%	(2,812)	-10%

Income (loss) from domestic operations	396	3%	168	1%	998	3%	(30)	0%

Equity income from BOMAY	647		1,062		1,648		1,761
Equity income from MIEFE	138		11		158		20
Equity income (loss) from AAG	463		(19)		900		44
Foreign operations expenses	(87)		(123)		(138)		(223)

Net equity income from foreign joint ventures’ operations	1,161		931		2,568		1,602

Income from domestic operations and net equity income from foreign joint ventures’ operations	$1,557		$1,099		$3,566		$1,572

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

We have interests in three joint ventures outside of the United States which are accounted for on the equity method:

•

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest and AA Energies, Inc., holds a 9% interest.

•	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 41% interest, MIEFE’s general manager holds a 8% interest and Oakwell Engineering, Ltd., of Singapore, holds a 51% interest.

•	AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which the Company holds a 49% interest and Beppe Hand Eddy Askerbo, of Brazil, holds a 51% interest.

Sales to joint ventures are made on an arms-length basis.

Summary unaudited financial information of our foreign joint ventures (100%) in U.S. dollars was as follows at June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012:

	BOMAY		MIEFE		AAG
	2013	2012	2013	2012	2013	2012
Assets:
Total current assets	$102,245	$91,926	$4,498	$3,894	$4,353	$2,241
Total non-current assets	5,057	5,116	134	116	860	775

Total assets	$107,302	$97,042	$4,632	$4,010	$5,213	$3,016

Liabilities and equity:
Total liabilities	$82,077	$73,293	$1,757	$1,422	$2,217	$1,511
Total equity	25,225	23,749	2,875	2,588	2,996	1,505

Total liabilities and equity	$107,302	$97,042	$4,632	$4,010	$5,213	$3,016

	Three Months Ended, June 30, 2013 and 2012
	BOMAY		MIEFE		AAG
	2013	2012	2013	2012	2013	2012
Revenue	$31,483	$33,991	$2,824	$2,185	$4,514	$1,152
Earnings	$1,619	$2,655	$337	$30	$945	$(39)

	Six Months Ended June 30, 2013 and 2012
	BOMAY		MIEFE		AAG
	2013	2012	2013	2012	2013	2012
Revenue	$64,992	$57,009	$5,491	$5,080	$7,999	$2,665
Earnings	$4,120	$4,401	$386	$50	$1,837	$90

The following is a summary of activity in AETI’s investment in foreign joint ventures for the six months ended June 30, 2013:

	BOMAY**		MIEFE	AAG	TOTAL
	(in thousands)
Investments in foreign joint ventures:
Balance at December 31, 2012	$9,531		$1,063	$814	$11,408
Equity in earnings (loss) in 2013	1,648		158	900	2,706
Repayment of advances	—		—	(83)	(83)
Dividend distributions in 2013	(1,189	)*	—	(23)	(1,212)
Foreign currency translation adjustment	102		(41)	(139)	(78)

Investments, end of period	$10,092		$1,180	$1,469	$12,741

Components of investments in foreign joint ventures:
Investment in foreign joint ventures	$2,033		$14	$150	$2,198
Undistributed earnings	6,859		913	1,538	9,310
Foreign currency translation	1,200		253	(219)	1,233

Investments, end of period	$10,092		$1,180	$1,469	$12,741

*	This dividend receivable was accrued by the Company at June 30, 2013 and is included in prepaid expenses and other current assets. It was received in July 2013.
**	Accumulated statutory reserves in equity method investments of $1,857 at June 30, 2013 and $1,620 at December 31, 2012 are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China’s (“PRC”), regulations on enterprises with foreign ownership an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely: (i) General reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

Revolving Credit Agreement

The Company entered into a $10.0 million credit agreement with JP Morgan Chase Bank, N.A. (“Chase”) in October 2007. At June 30, 2013 and December 31, 2012 there was $0.5 million of borrowings outstanding. There was additional borrowing capacity of $4.9 million at June 30, 2013.

On August 10, 2012 the $10.0 million credit agreement was amended which extended the maturity date to July 1, 2014, modified the financial covenants to a net profitability test of $1 (one dollar) on a trailing six months basis, and a 1.0 to 1.0 leverage test for total liabilities to total net worth. The current ratio test remains unchanged at a minimum of 2.0 to 1.0. The agreement is collateralized by the Company’s real estate in Houston and Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-progress, and the Company’s U.S. subsidiaries are guarantors of the borrowings.

Under the agreement, the credit facility’s interest rate is LIBOR (0.19% at June 30, 2013) plus 3.25% per annum and the Company is charged a commitment fee of 0.3% per annum of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contains covenants which provide for customary restrictions and limitations and restriction from paying dividends without prior written consent of the bank.

7.	Inventories

Inventories consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013 (unaudited)	December 31, 2012
Raw materials	$1,684	$1,596
Work-in-progress	3,875	3,173
Finished goods	1,506	1,052

	7,065	5,821
Less: Allowance for obsolescence	(269)	(205)

Total inventories	$6,796	$5,616

8.	Income Taxes

It was determined in the fourth quarter of 2011 that due to the Internal Revenue Code’s Section 382 limitations on our ability to utilize the net operating losses carry forwards of approximately $9.8 million generated by American Access Technologies, Inc., prior to the Company’s merger in 2007 and subsequent net operating losses and foreign tax credit carry forwards, a full valuation allowance was warranted in the fourth quarter of 2011 to offset the deferred tax assets generated by these items. As such, the tax provision on U.S. income generated in 2013 and 2012 is offset by a reduction of the valuation allowance provided in 2011. The tax provision for 2013 and 2012 reflects a 34% U.S. tax rate related to the equity in foreign joint ventures’ operations, net of dividends received for an effective rate of 18% and 23% because of the mix of domestic income or loss and foreign equity income.

In determining the realizability of its deferred tax assets, the Company has considered the scheduled reversal of deferred tax liabilities, projected future earnings, and tax planning strategies and concluded the need for a valuation allowance. As of December 31, 2012 a valuation allowance has been recorded against deferred tax assets including tax loss carry forwards and foreign tax credits of approximately $9.9 million and $1.0 million, respectively.

9.	Fair Value of Financial Instruments and Fair Value Measurements

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

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of June 30, 2013 and December 31, 2012 because of the relatively short maturity of these instruments.

The redeemable convertible preferred stock and warrants were sold in an arms-length transaction on May 2, 2012. Accordingly, we believe the recorded values approximate fair values for these instruments at June 30, 2013.

As discussed in Note 5. Investment in Foreign Joint Ventures, the carrying values of these investments are reviewed quarterly to ascertain that they are not impaired.

10.	Redeemable Convertible Preferred Stock

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

For the three months ended June 30, 2013 and 2012 the amortization of the discount amounted to $10 and $14. For the six months ended June 30, 2013 and 2012 the amortization of the discount amounted to $21 and $14.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements included in the 2012 Annual Report on Form 10-K filed on March 28, 2013. Historical results and percentage relationships set forth in the condensed consolidated statements of operations and cash flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.

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

•	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 41% interest; MIEFE’s general manager holds an 8% interest and, Oakwell Engineering, Ltd., of Singapore, holds a 51% interest, and;

•	AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which the Company holds a 49% interest and, Beppe Hans Eddy Askerbo, of Brazil, holds a 51% interest.

Domestic Operations

We are a leading provider of power delivery solutions to the global energy industry.

The principal markets and representative customer types that we serve include:

•	Oil & gas

•	Upstream which include land and offshore drilling, and offshore production, all primarily related to exploration and production (E&P)

•	Midstream which includes oil & gas pipelines along with fractionation plants

•	Downstream which includes refining and petrochemical, as well as Liquefied Natural Gas (LNG) plants

•	Power generation and distribution

•	Distributed power generation such as remote power stations, and co-generation

•	Renewable power generation including solar power, geothermal, and biomass

•	Power distribution including substations

•	Marine and industrial

•	Marine Vessel including Platform Supply Vessels (PSV), Offshore supply vessels (OSV), tankers and other various work boats

•	Industrial including non-oil & gas industrial markets such as steel, heavy commercial, and other non-oil & gas segments

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

Marine based oil and gas services include complete electrical system rig-ups, modifications, start-ups and testing for vessels, drilling rigs, and production modules. In 2012, the Company announced it was phasing out of the municipal water wastewater construction market, which is expected to be complete in the third quarter of 2013. The Company is focusing its construction efforts on strategic segments including oil & gas; power generation and distribution; and marine and other (non-oil & gas) industrial.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various critical accounting policies that govern the application of accounting principles generally accepted in the United States of America (“U.S. GAAP”) in the preparation of our condensed consolidated financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

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

Carrying Value of Foreign Joint Venture Investments – The Company evaluates the carrying value of these equity method investments as to whether an impairment adjustment may be necessary. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors.

OVERALL RESULTS OF OPERATIONS

The following table represents revenue and income (loss) from domestic operations and equity in foreign joint ventures attributable to the business segments for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Revenue:
Technical Products and Services	$11,157		$8,647		$21,637		$18,470
Electrical and Instrumentation Construction	2,342		2,615		4,870		5,607
American Access Technologies	1,670		1,610		3,092		3,227

	$15,169		$12,872		$29,599		$27,304

Gross profit:
Technical Products and Services	$1,832	17%	$1,587	18%	$3,689	17%	$2,957	16%
Electrical and Instrumentation Construction	257	11%	330	13%	1,165	24%	532	9%
American Access Technologies	307	19%	255	16%	522	17%	456	14%

	$2,396	16%	$2,172	17%	$5,376	18%	$3,945	14%

Percentages are based on respective revenues.

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations:

Technical Products and Services	$1,630	15%	$1,448	17%	$3,184	15%	$2,553	14%
Electrical and Instrumentation Construction	257	11%	330	13%	1,165	24%	532	9%
American Access Technologies	(60)	-4%	(115)	-7%	(135)	-4%	(303)	-9%
Corporate and other unallocated expenses	(1,431)	-9%	(1,495)	-12%	(3,216)	-11%	(2,812)	-10%

Income (loss) from domestic operations	396	3%	168	1%	998	3%	(30)	0%

Equity income from BOMAY	647		1,062		1,648		1,761
Equity income from MIEFE	138		11		158		20
Equity income (loss) from AAG	463		(19)		900		44
Foreign operations expenses	(87)		(123)		(138)		(223)

Net equity income from foreign joint ventures’ operations	1,161		931		2,568		1,602

Income from domestic operations and net equity income from foreign joint ventures’ operations	$1,557		$1,099		$3,566		$1,572

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

Non-US GAAP Financial Measures

A non-US GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable US GAAP measure. In this report, we define and use the non-US GAAP financial measure EBITDA as set forth below.

EBITDA

We define EBITDA as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) expense items;

•	depreciation and amortization; and

•	dividends on redeemable convertible preferred stock.

Management’s Use of EBITDA

We use EBITDA to assess our overall financial and operating performance. We believe this non-US GAAP measure, as we have defined it, is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieving optimal financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed.

Limitations of EBITDA

AETI’s calculation of EBITDA may not be comparable to similarly titled measured used by other companies. Please see the Company’s 10-K filed with the SEC on March 28, 2013 for more information in the use and risks of EBITDA.

The table below shows the reconciliation of Net income (loss) attributable to common stockholders to EBITDA for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Net Income (loss) attributable to common stockholders	$1,063	$761	$2,716	$1,095
Add: Dividends on redeemable convertible preferred stocks	85	55	170	55
Depreciation and amortization	201	247	387	467
Interest expense and other, net	29	38	45	88
Provision (benefit) for income taxes	380	245	635	334

EBITDA	$1,758	$1,346	$3,953	$2,039

Business Sectors Disclosures

Based on the increasing importance of the oil and gas sector for our business, management has begun capturing our financial results in three major market sectors in 2013. These sectors are: Oil and Gas; Power Generation and Distribution; and Marine and other Industrials as discussed in Domestic Operations on page 14. This information is supplemental and provided to allow investors to follow our future success at marketing to various customer groups and is not used by management in the decision making process.

	For the Three Months Ended June 30, 2013 (in thousands)				For the Six Months Ended June 30, 2013 (in thousands)
	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$8,727	$1,471	$4,971	$15,169	$17,808	$1,953	$9,838	$29,599
Gross profit	1,518	333	545	2,396	3,473	434	1,469	5,376
Gross profit as % of revenue	17%	23%	11%	16%	20%	22%	15%	18%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012 (in thousands)

Consolidated net revenue increased $2,297, or 18% to $15,169 for the three months ended June 30, 2013 over the comparable prior year period in 2012. The increase was primarily attributable to the TP&S segment’s net revenue increase of $2,510 offset by the E&I segment’s, revenue declined of $273. This decline was primarily due to the Company’s decision in the first quarter 2012 to exit the water/wastewater business.

Consolidated gross profit for the three months ended June 30, 2013, increased $224 to $2,396 compared to gross profit of $2,172 in the comparable prior year period. The increase in gross profit is primarily attributable to the TP&S segment’s net revenue increase of 29% resulting in an increase in gross profit of $245 for the segment.

The TP&S segment’s improved financial results reflect the increase in the demand for both our power conversion and distribution equipment.

The E&I segment reported net revenue of $2,342 in the second quarter of 2013, a decrease of $273 from the second quarter of 2012. The Company’s revenue for the E&I segment declined due to the decision to exit the water/wastewater business based on the water/wastewater business being non-core to the Company’s products coupled with low project margins.

The AAT segment reported net revenue of $1,670 in the second quarter of 2013, up $60 from the comparable prior year period. Gross profit improved $52 to $307 from $255 in the prior year period. The improvement in revenue and gross profit is attributable to a shift in continued cost containment and marketing efforts to increase revenue.

Selling and marketing expenses for the quarter ended June 30, 2013 were $706 compared to the prior year quarter ended June 30, 2012 of $639. The increase is related to commission on increased revenue.

General and administrative expenses were down for the quarter ended June 30, 2013 over the same period in 2012 by $136 from continued cost cutting and staff changes.

Research and development costs were up from the prior year period based on increased development of Amnor automation technology.

Net equity income from foreign joint ventures’ operations increased in the quarter ended June 30, 2013 by $230 as compared to the quarter ended June 30, 2012. The increase resulted from lower performance at BOMAY by $415 and offset by improvement at MIEFE by $127 and AAG by $482. The BOMAY operations in China reflect a slowing demand for its products.

Consolidated net other expense declined due to the $4.5 million reduction in the revolving credit average balance in 2013 resulting from the $5.0 million convertible preferred stock transaction in May 2012.

The effective tax expense rates for the three month period ended June 30, 2013 and 2012 were 25% and 23%, respectively. Because of the valuation allowance on deferred tax assets, the tax provision on U.S. income generated in 2013 and 2012 is offset by a reduction of the valuation allowance previously provided. The tax provision for 2013 reflects a 34% U.S. tax rate related to the income from the equity in joint ventures less dividends received in the current year.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012 (in thousands)

Consolidated net revenue increased $2,295, or 8%, to $29,599 for the six months ended June 30, 2013 over the comparable period in 2012. The TP&S segment recorded a $3,167 increase in net revenue, or 17%. This improvement was offset by a decline in the E&I segment which recorded a $737 decrease in net revenue.

Consolidated gross profit increased $1,431 to $5,376, or 18% of net revenue as compared to 14% gross profit percentage for the prior year six month period. This increase was mainly attributable to the TP&S segment’s increased revenue and improvement in direct margin. This performance reflects the improving conditions in the oil & gas markets and benefits of the continued cost reduction efforts in all areas.

The TP&S segment’s revenue of $21,637 generated gross profit of $3,689 for the first six months ended June 2013 compared to revenue of $18,470 and gross profit of $2,957 for the prior year six month period ended June 30, 2012. This segment’s financial improvement reflects the increase in the oil and gas market.

The E&I segment reported net revenue of $4,870 for the six months ended June 30, 2013, a decrease of $737 over the six months ended June 30, 2012. Gross profit for the E&I segment during the six months ended June 30, 2013 was $1,165, compared to $532 in the corresponding prior year period. Gross profit as a percentage of net revenue increased to 24% from 10% in the comparable prior period. The Company’s gross profit for the E&I segment improved due to the decision to exit the water/wastewater business based on the water/wastewater business being non-core to the Company’s products coupled with low profit margins.

The AAT segment reported revenue of $3,092 for the six months ended June 30, 2013, down $135 from the comparable prior year period. Gross profit improved by $66 driven substantially by a shift in demand for some of its products and lower costs. The AAT segment is examining continued cost containment for the remainder of the year and marketing efforts to increase revenue.

Selling and marketing expenses for the six months ended June 30, 2013 were $1,371 compared to the prior six month period ended June 30, 2012 of $1,360. The small increase in expenses is primarily attributed to the increased commissions.

General and administrative expenses were higher for the six months ended June 30, 2013 over the same period in 2012 by $183. The first quarter 2013 reflected higher bonuses and stock compensations costs and increased staffing from 2012.

Research and development costs for the six months ended June 30, 2013 increased to $244 from $35 in the previous period due to the Company’s Amnor technology development.

Net equity income from foreign joint ventures increased for the six months ended June 30, 2013 by $966 as compared to the prior six month period ended June 30, 2012. The increase resulted from lower performance at BOMAY by $113, offset by an increase at MIEFE of $138 and AAG of $856. The BOMAY operations in China reflect a strong demand for its products but demand is starting to slow. AAG was able to deliver on large labor projects that yielded better margins.

Consolidated net other expense for the six month period was $45, a decrease of $43 from the comparable prior year due to the $4 million reduction in the average revolving credit balance from 2013 resulting from the $5.0 million convertible preferred stock transaction in May 2012.

The effective tax expense rates for the six month period ended June 30, 2013 and 2012 were 18% and 23% respectively.

The tax provision on U.S. income generated in 2013 is offset by a reduction of the valuation allowance. The tax provision for 2013 reflects a 34% U.S. tax rate related to the income from the equity in foreign joint ventures’ operations, net of dividends paid in 2013 for an effective rate of 18% for 2013.

BACKLOG

The Company’s backlog as of June 30, 2013 was $26.2 million compared to $15.5 million at December 31, 2012. The backlog for the TP&S segment was $21.9 million as of June 30, 2013, an increase of approximately $7.0 million as compared to the backlog at December 31, 2012. Approximately 95% of this backlog is expected to be realized as revenue during the remainder of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2013	December 31, 2012
	(in thousands except percentages and ratios)
Working capital	$14,281	$12,239
Current ratio	2.2 to 1	2.2 to 1
Debt as a percent of total capitalization	2%	2%

Notes Payable

The Company entered into a credit agreement with JP Morgan Chase Bank, N.A. (“Chase”) in October 2007. The credit agreement currently has a maturity on July 1, 2014. At June 30, 2013 and December 31, 2012, there were $0.5 million of borrowings outstanding and at June 30, 2013, there was additional borrowing capacity of $4.9 million. The agreement is collateralized by the Company’s real estate in Houston and Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-process, and the Company’s subsidiaries are guarantors of the borrowings. Under the agreement, the Company pays a commitment fee of 0.3% of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios, including maintenance of a minimum current ratio and leverage ratio and restriction from paying dividends without prior written consent of the bank. On July 27, 2012, the Company amended its interest rate on the Company’s borrowings to the 30 day LIBOR rate (0.19% at June 30, 2013) plus 3.25% per annum. Prior to July 27, 2012, the interest rate on the Company’s borrowings was 30 day LIBOR rate plus 2.75% per year. See Note 6. Notes Payable to the condensed consolidated financial statements for more information on this facility.

Operating Activities

During the six months ended June 30, 2013, the Company provided cash of $1.7 million from operations as compared to using $2.1 million for the same period in 2012. The impact on cash from the operating income was burdened by the consumption of cash by working capital of $2.1 million for the six months ended June 30, 2013 and for the six months ended June 30, 2012 the change in working capital required $2.5 million. The reduction in cash required for working capital is a result of increased accounts payable partially offset by the timing of the receipt of the cash dividend from BOMAY.

Investing Activities

During the six months ended June 30, 2013, the Company utilized $0.5 million in cash for investing activities compared to $0.5 million provided in the comparable period in 2012. The increase use in 2013 is mainly attributable to the BOMAY dividend of $0.9 million in Q2 in 2012 but not received until Q3 in 2013.

Financing Activities

During the six months ended June 30, 2013, the Company utilized $0.3 million in cash from financing activities as compared to $1.8 million provided for the comparable period in 2012. The difference was primarily the preferred stocks issued and partially offset by credit facility payments in 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through July 1, 2014. At June 30, 2013, the Company had $0.5 million of variable-rate debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have had an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (0.2% at June 30, 2013) plus 3.25% per year. The agreement is collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

AETI maintains equity method investments in its Singapore, Chinese and Brazilian joint ventures, MIEFE, BOMAY, and AAG, respectively. The functional currencies of the joint ventures are the Singapore Dollar, the Chinese Yuan and the Brazilian Real, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in AETI’s condensed consolidated balance sheets. In the current six months this item decreased from $900 at December 31, 2012 to $849 at June 30, 2013 due principally to the weakening of the Brazilian Real partial offset by the weakness of the United States Dollar against the Chinese Yuan. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment, and at this time, no guarantees have been provided by AETI.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2013.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended June 30, 2013 in the risk factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Index to Exhibits

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Extension Presentation Linkbase Cocument.*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), of otherwise subject to liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2013

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By: /s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Andrew L. Puhala
Andrew L. Puhala
Senior Vice President and Chief Financial Officer (Principal Financial Officer)