Form 10-Q
period 2013-09-30
American Electric Technologies Inc
filed 2013-11-14
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

As of November 5, 2013, the registrant had 8,004,932 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended September 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2013	December 31,
	(unaudited)	2012
Assets
Current assets:
Cash and cash equivalents	$4,176	$4,477
Accounts receivable-trade, net of allowance of $354 and $225 at September 30, 2013 and December 31, 2012	10,647	9,731
Inventories, net	7,454	5,616
Costs and estimated earnings in excess of billings on uncompleted contracts	4,757	2,205
Prepaid expenses and other current assets	216	318

Total current assets	27,250	22,347
Property, plant and equipment, net	5,172	4,922
Investments in foreign joint ventures	13,088	11,408
Other assets	200	297

Total assets	$45,710	$38,974

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,166	$4,438
Accrued payroll and benefits	1,474	1,519
Other accrued expenses	504	513
Billings in excess of costs and estimated earnings on uncompleted contracts	4,010	3,576
Short-term notes payable	500	54
Other current liabilities	14	9

Total current liabilities	12,668	10,109
Notes payable	—	500
Deferred income taxes	3,672	3,058
Deferred compensation	193	122

Total liabilities	16,533	13,789

Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $775 at September 30, 2013 and $806 at December 31, 2012; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012	4,225	4,194

Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,004,173 and 7,919,032 shares issued and outstanding at September 30, 2013 and December 31, 2012	8	8
Treasury stock, at cost (49,863 shares at September 30, 2013 and 20,222 shares at December 31, 2012)	(238)	(92)
Additional paid-in capital	10,043	9,597
Accumulated other comprehensive income	942	900
Retained earnings; including accumulated statutory reserves in equity method investments of $1,857 and $1,620 at September 30, 2013 and December 31, 2012	14,197	10,578

Total stockholders’ equity	$24,952	$20,991

Total liabilities and stockholders’ equity	$45,710	$38,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$17,585	$11,725	$47,184	$39,029
Cost of sales	14,718	10,036	38,941	33,395

Gross profit	2,867	1,689	8,243	5,634

Operating expenses:
Research and development	112	—	356	36
Selling and marketing	626	471	1,997	1,831
General and administrative	1,373	1,095	4,136	3,675

Total operating expenses	2,111	1,566	6,489	5,542

Income (loss) from domestic operations	756	123	1,754	92

Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	434	746	3,140	2,571
Foreign joint ventures’ operations related expenses	(66)	(23)	(204)	(246)

Net equity income from foreign joint ventures’ operations	368	723	2,936	2,325

Income from domestic operations and net equity income from foreign joint ventures’ operations	1,124	846	4,690	2,417
Interest expense and other, net	(27)	(29)	(72)	(116)

Income before income taxes	1,097	817	4,618	2,301
Provision for income taxes	110	232	745	566

Net income before dividends on redeemable convertible preferred stock	987	585	3,873	1,735
Dividends on redeemable convertible preferred stock	(86)	(85)	(256)	(140)

Net income attributable to common stockholders	$901	$500	$3,617	$1,595

Earnings per common share:
Basic	$0.11	$0.06	$0.45	$0.20

Diluted	$0.10	$0.06	$0.41	$0.19

Weighted-average number of common shares outstanding:
Basic	8,004,026	7,915,039	7,985,438	7,895,318

Diluted	9,497,056	8,223,410	9,450,719	8,252,835

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,873	$1,735
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax provision	745	566
Equity income from foreign joint ventures’ operations	(3,140)	(2,571)
Depreciation and amortization	620	676
Stock based compensation	425	326
Provision for bad debt	66	90
Allowance for obsolete inventory	64	25
Loss (gain) on sale of property, plant and equipment	5	(17)
Deferred compensation costs	71	5
Change in operating assets and liabilities:
Accounts receivable	(913)	2,969
Income taxes payable	5	—
Inventories	(1,902)	(657)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,552)	540
Accounts payable and accrued liabilities	1,674	(2,088)
Billings in excess of costs and estimated earnings on uncompleted contracts	434	(774)
Prepaid expenses and other current assets	14	328

Net cash provided by (used in) operating activities	(511)	1,153

Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(779)	(813)
Proceeds from disposal of property, plant and equipment	1	17
Repayments of advances and dividends from foreign joint ventures’ operations	1,391	907
Purchase of intangible assets	—	(104)

Net cash (used in) provided by investing activities	613	7

Cash flows from financing activities:
Proceeds from issuance of common stock	22	39
Proceeds from sale of preferred stock and warrants	—	4,961
Treasury stock purchase, in accordance with the employee stock incentive plan	(146)	(92)
Preferred stock cash dividend	(225)	(116)
Capital lease obligation payment	(54)	(117)
Principal payments on short-term notes payable	—	—
Principal payments on revolving credit facility	—	(3,500)

Net cash (used in) provided by financing activities	(403)	1,175

Net decrease in cash and cash equivalents	(301)	2,335
Cash and cash equivalents, beginning of period	4,477	3,749

Cash and cash equivalents, end of quarter	$4,176	$6,084

Supplemental disclosures of cash flow information:
Interest paid	$21	$97

Income taxes paid	$139	$116

Non-cash investing and financing activities:
Common stock issuance to acquire intangible assets	$—	$219

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amount)

1. Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and its wholly-owned subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of September 30, 2013 and for the three months and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2013 and results of operations for the three months and nine months ending September 30, 2013 and 2012. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s consolidated financial statements included in on our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed on March 28, 2013.

2. Earnings Per Common Share

Basic earnings per common share is based on the weighted average number of common shares outstanding for the three months and nine months ended September 30, 2013 and 2012. Diluted earnings per share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed conversion of convertible instruments, exercise of all potentially dilutive stock options and other stock units subject to anti-dilution limitations.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
Net income attributable to common stockholders	$901		$500	$3,617		$1,595
Weighted-average basic shares	8,004,026		7,915,039	7,985,438		7,895,318

Basic earnings per common share	$0.11		$0.06	$0.45		$0.20

Add back preferred dividends	$86	$	**	$256	$	**
Net income after assumed conversions	987		500	3,873		1,595
Dilutive effect of :
Convertible preferred stock	1,000,000		**	1,000,000		**
Stock options and restricted stock units	459,358		308,371	453,997		357,517
Warrants	33,672		**	11,224		**
Total weighted-average diluted shares	9,497,056		8,223,410	9,450,719		8,252,835

Diluted earnings per common share	$0.10		$0.06	$0.41		$0.19

**	These items were excluded because they were determined to be non-dilutive during these periods.

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

Management has organized the Company around its products and services and has three reportable segments: Technical Products and Services (“TP&S”), Electrical and Instrumentation Construction (“E&I”) and American Access Technologies (“AAT”). TP&S develops, manufactures, provides and markets switchgear and variable speed drives. The service component of this segment includes retrofitting, equipment upgrades, startups, testing and troubleshooting electrical substations, switchgear, drives and control systems. The E&I segment installs electrical equipment for the energy, water, industrial, marine and commercial markets. The AAT segment manufactures and markets zone cabling and formed metal products of varying designs.

The following are selected financial details regarding the Company’s reportable segments:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Revenue:
Technical Products and Services	$13,970		$8,903		$35,607		$27,373
Electrical and Instrumentation Construction	2,266		1,495		7,136		7,102
American Access Technologies	1,349		1,327		4,441		4,554

	$17,585		$11,725		$47,184		$39,029

Gross profit:
Technical Products and Services	$2,428	17%	$1,507	17%	$6,117	17%	$4,464	16%
Electrical and Instrumentation Construction	331	15%	61	4%	1,496	21%	593	8%
American Access Technologies	108	8%	121	9%	630	14%	577	13%

	$2,867	16%	$1,689	14%	$8,243	17%	$5,634	14%

Percentages are based on respective revenues.

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations:
Technical Products and Services	$2,188	16%	$1,389	16%	$5,372	15%	$3,941	14%
Electrical and Instrumentation Construction	331	15%	61	4%	1,496	21%	593	8%
American Access Technologies	(215)	-16%	(227)	-17%	(350)	-8%	(530)	-12%
Corporate and other unallocated expenses	(1,548)	-9%	(1,100)	-9%	(4,764)	-10%	(3,912)	-10%

Income (loss) from domestic operations	756	4%	123	1%	1,754	4%	92	0%

Equity income from BOMAY	475		624		2,123		2,385
Equity income (loss) from MIEFE	(12)		(1)		146		19
Equity income (loss) from AAG	(29)		123		871		167
Foreign operations expenses	(66)		(23)		(204)		(246)

Net equity income from foreign joint ventures’ operations	368		723		2,936		2,325

Income from domestic operations and net equity income from foreign joint ventures’ operations	$1,124		$846		$4,690		$2,417

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

5. Investments in Foreign Joint Ventures

We have interests in three joint ventures outside of the United States which are accounted for on the equity method:

•	BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest and AA Energies, Inc., holds a 9% interest.

•	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 41% interest, MIEFE’s general manager holds an 8% interest and Sonepar Asia Pacific Limited, holds a 51% interest.

•	AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which the Company holds a 49% interest and Beppe Hans Eddy Askerbo, of Brazil, holds a 51% interest.

Sales to joint ventures are made on an arms-length basis.

Summary unaudited financial information of our foreign joint ventures (100%) in U.S. dollars was as follows at September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012:

	BOMAY		MIEFE		AAG
	2013	2012	2013	2012	2013	2012
Assets:
Total current assets	$100,829	$87,127	$4,200	$3,726	$3,109	$1,983
Total non-current assets	5,122	5,025	135	120	1,595	347

Total assets	$105,951	$92,152	$4,335	$3,846	$4,704	$2,330

Liabilities and equity:
Total liabilities	$79,312	$69,154	$1,460	$1,257	$1,728	$1,474
Total equity	26,639	22,998	2,875	2,589	2,976	856

Total liabilities and equity	$105,951	$95,152	$4,335	$3,846	$4,704	$2,330

	Three Months Ended, September 30, 2013 and 2012
	BOMAY		MIEFE		AAG
	2013	2012	2013	2012	2013	2012
Revenue	$17,995	$20,069	$1,530	$743	$1,434	$2,275
Gross profit	$2,853	$3,452	$372	$441	$259	$842
Earnings	$1,187	$1,561	$(29)	$—	$(59)	$329

	Nine Months Ended September 30, 2013 and 2012
	BOMAY		MIEFE		AAG
	2013	2012	2013	2012	2013	2012
Revenue	$82,986	$77,078	$7,021	$5,823	$9,433	$4,940
Gross profit	$10,451	$11,948	$1,659	$1,185	$3,691	$1,715
Earnings	$5,308	$5,962	$356	$46	$1,777	$419

The following is a summary of activity in AETI’s investment in foreign joint ventures for the nine months ended September 30, 2013:

	BOMAY**	MIEFE	AAG	TOTAL
	(in thousands)
Investments in foreign joint ventures:
Balance at December 31, 2012	$9,531	$1,063	$814	$11,408
Equity in earnings (loss) in 2013	2,123	146	871	3,140
Repayment of advances	—	—	(179)	(179)
Dividend distributions in 2013	(1,320)	—	(23)	(1,343)
Foreign currency translation adjustment	212	(29)	(121)	62

Investments, end of period	$10,546	$1,180	$1,362	$13,088

Components of investments in foreign joint ventures:
Investment in foreign joint ventures	$2,033	$15	$53	$2,101
Undistributed earnings	7,203	901	1,509	9,613
Foreign currency translation	1,310	264	(200)	1,374

Investments, end of period	$10,546	$1,180	$1,362	$13,088

**	Accumulated statutory reserves in equity method investments of $1,857 at September 30, 2013 and $1,620 at December 31, 2012 are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China’s (“PRC”), regulations on enterprises with foreign ownership an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely: (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

6. Notes Payable

Revolving Credit Agreement

The Company entered into a $10.0 million credit agreement with JP Morgan Chase Bank, N.A. (“Chase”) in October 2007. At September 30, 2013 and December 31, 2012 there was $0.5 million of borrowings outstanding. There was additional borrowing capacity of $5.2 million at September 30, 2013.

Under the current terms of the agreement, outstanding borrowings are due at maturity, July 1, 2014. Accordingly, amounts owed at September 30, 2013 are included in current liabilities in the condensed consolidated balance sheet. Management is negotiating a new facility with Chase which will be effective in the fourth quarter on similar terms. The Company is currently in compliance with all covenants under the current agreement. The current ratio test remains unchanged at a minimum of 2.0 to 1.0. The agreement is collateralized by the Company’s real estate in Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-progress, and the Company’s U.S. subsidiaries are guarantors of the borrowings.

Under the agreement, the credit facility’s interest rate is LIBOR (0.18% at September 30, 2013) plus 3.25% per annum and the Company is charged a commitment fee of 0.3% per annum of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contains covenants which provide for customary restrictions and limitations and restriction from paying dividends without prior written consent of the bank.

7. Inventories

Inventories consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013 (unaudited)	December 31, 2012
Raw materials	$1,606	$1,596
Work-in-progress	4,561	3,173
Finished goods	1,556	1,052

	7,723	5,821
Less: Allowance for obsolescence	(269)	(205)

Total inventories	$7,454	$5,616

8. Income Taxes

It was determined in the fourth quarter of 2011 that due to the Internal Revenue Code’s Section 382 limitations on our ability to utilize the net operating loss carry forwards of approximately $9.8 million generated by American Access Technologies, Inc., prior to the Company’s merger in 2007 and subsequent net operating losses and foreign tax credit carry forwards, a full valuation allowance was warranted to offset the deferred tax assets generated by these items. As such, the tax provision on U.S. income generated in 2013 and 2012 is offset by a reduction of the valuation allowance. The tax provision for 2013 and 2012 reflects a 34% U.S. tax rate related to the equity in foreign joint ventures’ operations, net of dividends received for an effective rate of 16% and 25% because of the mix of domestic income or loss and foreign equity income and dividends.

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

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of September 30, 2013 and December 31, 2012 because of the relatively short maturity of these instruments.

The redeemable convertible preferred stock and warrants were sold in an arms-length transaction on May 2, 2012. Accordingly, we believe the recorded values approximate fair values for these instruments at September 30, 2013.

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

For the three months ended September 30, 2013 and 2012 the amortization of the discount amounted to $11 and $10. For the nine months ended September 30, 2013 and 2012 the amortization of the discount amounted to $31 and $24.

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

Foreign Joint Ventures

We have interests in three joint ventures outside of the U. S. which are accounted for on the equity method:

•	BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest;

•	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 41% interest; MIEFE’s general manager holds an 8% interest and Sonepar Asia Pacific Limited, holds a 51% interest, and;

•	AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which the Company holds a 49% interest and, Beppe Hans Eddy Askerbo, of Brazil, holds a 51% interest.

Domestic Operations

We are a leading provider of power delivery solutions to the global energy industry.

The principal markets and representative customer types that we serve include:

•	Oil & gas

•	Upstream which include land and offshore drilling, and offshore production, all primarily related to exploration and production (E&P)

•	Midstream which includes oil & gas pipelines along with fractionation plants

•	Downstream which includes refining and petrochemical, as well as Liquefied Natural Gas (LNG) plants

•	Power generation and distribution

•	Distributed power generation such as remote power stations, and co-generation

•	Renewable power generation including solar power, geothermal, and biomass

•	Power distribution including substations

•	Marine and industrial

•	Marine Vessel including Platform Supply Vessels (PSV), Offshore supply vessels (OSV), tankers and other various work boats

•	Industrial including non-oil & gas industrial markets such as steel, heavy commercial, and other non-oil & gas segments

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

Industry Conditions

Our power distribution products which support the oil and gas industry are capital-intensive and cyclical in nature. The U.S. shale drilling activity and related production continues to favorably impact the demand for our technical products and services. Our products through our joint ventures in China, Singapore and Brazil are experiencing slowing market conditions related to the energy demands in these countries.

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

Marine based oil and gas services include complete electrical system rig-ups, modifications, start-ups and testing for vessels, drilling rigs, and production modules. In 2012, the Company announced it was phasing out of the municipal water wastewater construction market, which was completed in the third quarter of 2013. The Company is focusing its construction efforts on strategic segments including oil & gas; power generation and distribution; and marine and other (non-oil & gas) industrial.

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

Inventories – Inventories are stated at the lower of cost or market, with material value determined using an average cost method. Inventory costs for finished goods and work-in-process include direct material, direct labor, production overhead and outside services. TP&S and E&I indirect overhead is apportioned to work in process based on direct labor incurred. AAT production overhead, including indirect labor, is allocated to finished goods and work-in-process based primarily on material consumption, which is an estimate that could be subject to change in the near term as additional information is obtained and as our operating environment changes.

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

OVERALL RESULTS OF OPERATIONS

The following table represents revenue and income (loss) from domestic operations and equity in foreign joint ventures attributable to the business segments for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Revenue:
Technical Products and Services	$13,970		$8,903		$35,607		$27,373
Electrical and Instrumentation Construction	2,266		1,495		7,136		7,102
American Access Technologies	1,349		1,327		4,441		4,554

	$17,585		$11,725		$47,184		$39,029

Gross profit:
Technical Products and Services	$2,428	17%	$1,507	17%	$6,117	17%	$4,464	16%
Electrical and Instrumentation Construction	331	15%	61	4%	1,496	21%	593	8%
American Access Technologies	108	8%	121	9%	630	14%	577	13%

	$2,867	16%	$1,689	14%	$8,243	17%	$5,634	14%

Percentages are based on respective revenues.

Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations:
Technical Products and Services	$2,188	16%	$1,389	16%	$5,372	15%	$3,941	14%
Electrical and Instrumentation Construction	331	15%	61	4%	1,496	21%	593	8%
American Access Technologies	(215)	-16%	(227)	-17%	(350)	-8%	(530)	-12%
Corporate and other unallocated expenses	(1,548)	-9%	(1,100)	-9%	(4,764)	-10%	(3,912)	-10%

Income (loss) from domestic operations	756	4%	123	1%	1,754	4%	92	0%

Equity income from BOMAY	475		624		2,123		2,385
Equity income (loss) from MIEFE	(12)		(1)		146		19
Equity income (loss) from AAG	(29)		123		871		167
Foreign operations expenses	(66)		(23)		(204)		(246)

Net equity income from foreign joint ventures’ operations	368		723		2,936		2,325

Income from domestic operations and net equity income from foreign joint ventures’ operations	$1,124		$846		$4,690		$2,417

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

Limitations of EBITDA

AETI’s calculation of EBITDA may not be comparable to similarly titled measurements used by other companies. Please see the Company’s 10-K filed with the SEC on March 28, 2013 for more information in the use and risks of EBITDA.

The table below shows the reconciliation of Net income (loss) attributable to common stockholders to EBITDA for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Net Income (loss) attributable to common stockholders	$901	$500	$3,617	$1,595
Add: Dividends on redeemable convertible preferred stocks	86	85	256	140
Depreciation and amortization	233	209	620	676
Interest expense and other, net	27	29	72	116
Provision (benefit) for income taxes	110	232	745	566

EBITDA	$1,357	$1,055	$5,310	$3,093

Business Sectors Disclosures

Based on the increasing importance of the oil and gas sector for our business, management has begun capturing our financial results in three major market sectors in 2013. These sectors are: Oil and Gas; Power Generation and Distribution; and Marine and other Industrials as discussed in Domestic Operations on page 13. This information is supplemental and provided to allow investors to follow our future success at marketing to various customer groups and is not used by management in the decision making process.

	For the Three Months Ended September 30, 2013 (in thousands)				For the Nine Months Ended September 30, 2013 (in thousands)
	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$10,600	$3,480	$3,505	$17,585	$28,408	$5,433	$13,343	$47,184
Gross profit	1,646	765	456	2,867	5,119	1,199	1,925	8,243
Gross profit as % of revenue	16%	22%	13%	16%	18%	22%	14%	17%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 (in thousands)

Consolidated net revenue increased $5,860, or 50% to $17,585 for the three months ended September 30, 2013 over the comparable period in 2012. The increase was primarily attributable to the TP&S segment’s net revenue increase of $5,067 and the E&I segment’s revenue increase of $771.

Consolidated gross profit for the three months ended September 30, 2013, increased $1,178 to $2,867 compared to gross profit of $1,689 in the comparable prior year period. The increase in gross profit is primarily attributable to the TP&S segment’s increased activity levels and demand for its power delivery products.

The TP&S segment’s improved financial results reflect the increase in the demand for both our power conversion and distribution equipment for energy related projects.

The E&I segment reported net revenue of $2,266 in the third quarter of 2013, an increase of $771 from the third quarter of 2012. This increase reflects its focus on industrial and energy projects.

The AAT segment reported net revenue of $1,349 in the third quarter of 2013, up $22 from the comparable prior year period. Gross profit declined $13 to $108 from $121 in the prior year period. The AAT segment is focusing on continued cost containment as well as marketing efforts to increase revenue.

Selling and marketing expenses for the quarter ended September 30, 2013 were $626 compared to the prior year quarter ended September 30, 2012 of $471. The increase related primarily to commissions related to increased revenue.

General and administrative expenses were up for the quarter ended September 30, 2013 over the same period in 2012 by $277 from staff changes and increased level of operations and higher variable compensation expenses.

Research and development costs during the quarter were up $112 from the prior year period based on ongoing development of the Company’s automation technology.

Net equity income from foreign joint ventures’ operations decreased in the quarter ended September 30, 2013 by $355 as compared to the quarter ended September 30, 2012. The decrease resulted from lower performance at BOMAY by $149, MIEFE by $11 and AAG by $152. The BOMAY operations in China reflect a slowing demand for its products. AAG reflects completion of several large projects.

Consolidated net other expense was comparable to 2012 level at $27.

The effective tax expense rates for the three months ended September 30, 2013 and 2012 were 10% and 28%, respectively. Because of the valuation allowance on deferred tax assets, the tax provision on U.S. income generated in 2013 and 2012 is offset by a reduction of the valuation allowance previously provided. The tax provision for 2013 reflects a 34% U.S. tax rate related to the income from the equity in joint ventures less foreign dividends received in the current year.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012 (in thousands)

Consolidated net revenue increased $8,155, or 21%, to $47,184 for the nine months ended September 30, 2013 over the comparable period in 2012. The TP&S segment recorded an $8,234 increase in net revenue, or 30%. This improvement was offset by a decline in the AAT segment which recorded a $113 decrease in net revenue.

Consolidated gross profit increased $2,609 to $8,243, or 17% of net revenue as compared to 14% gross profit percentage for the prior year nine month period. This increase was mainly attributable to the TP&S segment’s increased revenue and improvement in direct margin. This performance reflects the improving conditions in the oil & gas markets.

The TP&S segment’s revenue of $35,607 generated gross profit of $6,117 for the first nine months ended September 30, 2013 compared to revenue of $27,373 and gross profit of $4,464 for the nine month period ended September 30, 2012. This segment’s financial improvement reflects the increased business activity, primarily related to oil and gas projects.

The E&I segment reported net revenue of $7,136 for the nine months ended September 30, 2013, an increase of $34 over the nine months ended September 30, 2012. Gross profit for the E&I segment during the nine months ended September 30, 2013 was $1,496, compared to $593 in the corresponding prior year period. Gross profit as a percentage of net revenue increased to 21% from 8% in the comparable prior period. The E&I segment’s gross profit improved due to the decision to exit the water/wastewater business. This business was non-core to the Company’s products and had low profit margins. This revenue has been largely replaced with revenue from oil and gas customers.

The AAT segment reported revenue of $4,441 for the nine months ended September 30, 2013, down $113 from the comparable prior year period. Gross profit improved by $53 driven substantially by a shift in demand for some of its products and lower costs. The AAT segment is focusing on continued cost containment for the remainder of the year as well as marketing efforts to increase revenue.

Selling and marketing expenses for the nine months ended September 30, 2013 were $1,997 compared to the prior nine month period ended September 30, 2012 of $1,831. The small increase in expenses is primarily attributed to the commissions related to increased revenues.

General and administrative expenses were higher for the nine months ended September 30, 2013 over the same period in 2012 by $461. The 2013 nine months reflected higher variable compensation costs and increased staffing from 2012.

Research and development costs for the nine months ended September 30, 2013 increased to $356 from $36 in the previous year to date due to the Company’s ongoing technology development.

Net equity income from foreign joint ventures increased for the nine months ended September 30, 2013 by $611 as compared to the prior nine month period ended September 30, 2012. The increase resulted from increases at MIEFE of $127 and AAG of $704 partially offset by lower performance at BOMAY of $262. AAG was able to deliver on large, labor intensive projects that yielded better margins. The BOMAY operations in China reflected slowing demand.

Consolidated net other expense for the nine month period was $72, a decrease of $44 from the comparable prior year due to the $2.7 million reduction in the average revolving credit balance and corresponding interest expense from 2012 resulting from the $5.0 million convertible preferred stock transaction that closed in May 2012.

The effective tax expense rates for the nine month period ended September 30, 2013 and 2012 were 16% and 24% respectively.

The tax provision on U.S. income generated in 2013 is offset by a reduction of the valuation allowance. The tax provision for 2013 reflects a 34% U.S. tax rate related to the income from the equity in foreign joint ventures’ operations, net of dividends paid in 2013 for an effective rate of 16% for 2013.

BACKLOG

The Company’s backlog as of September 30, 2013 was $31.1 million compared to $15.5 million at December 31, 2012. The backlog for the TP&S segment was $25.6 million as of September 30, 2013, an increase of approximately $10.7 million as compared to the backlog at December 31, 2012. Approximately 60% of this total backlog is expected to be realized as revenue during the remainder of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2013	December 31, 2012
	(in thousands except percentages and ratios)
Working capital	$14,581	$12,239
Current ratio	2.15 to 1	2.2 to 1
Debt as a percent of total capitalization	2%	2%

Notes Payable

The Company entered into a credit agreement with JP Morgan Chase Bank, N.A. (“Chase”) in October 2007. The credit agreement currently has a maturity on July 1, 2014. At September 30, 2013 and December 31, 2012, there were $0.5 million of borrowings outstanding and at September 30, 2013, there was additional borrowing capacity of $5.2 million. The agreement is collateralized by the Company’s real estate in Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-process, and the Company’s subsidiaries are guarantors of the borrowings. Under the agreement, the Company pays a commitment fee of 0.3% of the unused portion of the credit limit each quarter. Additionally, the terms of the agreement contain covenants which provide for customary restrictions and limitations, the maintenance of certain financial ratios, including maintenance of a minimum current ratio and leverage ratio and restriction from paying dividends without prior written consent of the bank. On July 27, 2012, the Company amended its interest rate on the Company’s borrowings to the 30 day LIBOR rate (0.18% at September 30, 2013) plus 3.25% per annum. Prior to July 27, 2012, the interest rate on the Company’s borrowings was 30 day LIBOR rate plus 2.75% per year. See Note 6. Notes Payable to the condensed consolidated financial statements for more information on this facility.

Operating Activities

During the nine months ended September 30, 2013, the Company used cash of $0.5 million from operations as compared to providing $1.2 million for the same period in 2012. The impact on cash from the operating income was burdened by the consumption of cash by working capital of $3.2 million for the nine months ended September 30, 2013 and for the nine months ended September 30, 2012 the change in working capital provided $0.2 million. The reduction in cash required for working capital is a result of decreased accounts payable in excess of increased accounts receivable since December 31, 2012.

Investing Activities

During the nine months ended September 30, 2013, the Company realized $0.6 million in cash for investing activities compared to $0.0 million provided in the comparable period in 2012 due to reduction in asset purchases and increased dividends and loan repayments from equity investments.

Financing Activities

During the nine months ended September 30, 2013, the Company utilized $0.4 million in cash from financing activities as compared to $1.2 million provided for the comparable period in 2012. The difference was primarily the preferred stocks issued and partially offset by credit facility payments in 2012.

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

The Company raised this capital for general corporate purposes including expansion of its manufacturing capacity to meet growing demand for its power delivery products, accelerating its international expansion in key energy markets including Brazil and China and making additional acquisitions. The ongoing expansion of the Beaumont facility is expected to be financed with a term loan secured by the facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through July 1, 2014. At September 30, 2013, the Company had $0.5 million of variable-rate debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have had an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (0.18% at September 30, 2013) plus 3.25% per year. The agreement is collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

AETI maintains equity method investments in its Singapore, Chinese and Brazilian joint ventures, MIEFE, BOMAY, and AAG, respectively. The functional currencies of the joint ventures are the Singapore Dollar, the Chinese Yuan and the Brazilian Real, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in AETI’s condensed consolidated balance sheets. In the current nine months this item increased from $900 at December 31, 2012 to $942 at September 30, 2013 due principally to the weakness of the United States Dollar against the Chinese Yuan, partially offset by the weakening of the Brazilian Real. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment, and at this time, no guarantees have been provided by AETI.

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

Other Market Risk

During the third quarter of 2013, both the Central Commission for Discipline Inspection of the Communist Party of China (CPC) and the State-owned Assets Supervision and Administration Commission began an investigation of several members of China National Petroleum Company (CNPC) relative to violations of discipline policies and allegations of corruption. This investigation so far has resulted in the removal of several CNPC executives. Our Joint Venture Partner in China is BOMCO, a subsidiary of CNPC. It is to our understanding that BOMCO and our Joint Venture BOMAY are not involved with these allegations. However, because of the investigation and the possibility of further organizational changes in CNPC it is likely that BOMAY will see more project delays as a result.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2013.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended September 30, 2013 in the risk factors as set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Index to Exhibits

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2013

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Senior Vice President and Chief Financial Officer (Principal Financial Officer)