Form 10-K
period 2013-12-31
American Electric Technologies Inc
filed 2014-03-31
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 000-24575

AMERICAN ELECTRIC TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3410234
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1250 Wood Branch Park Drive, Suite 600, Houston TX 77079

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $33,648,000 based on the closing sale price on June 28, 2013 as reported by the NASDAQ Stock Market.

The number of shares of common stock outstanding on March 17, 2014 was 8,271,714.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2014 Annual Meeting of Stockholders to be held May 14, 2014 (Proxy Statement)	Part III

FORWARD-LOOKING STATEMENTS

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

Company Background and Corporate Structure

American Electric Technologies, Inc. (the “Company”, “AETI”, “our”, “us” or “we”) was incorporated on October 21, 1996 as a Florida corporation under the name American Access Technologies, Inc. On May 15, 2007, we completed a business combination (the “M&I Merger”) with M&I Electric Industries, Inc. (“M&I”), a Texas corporation, and changed our name to American Electric Technologies, Inc. Our principal executive offices are located at 1250 Wood Branch Park Drive, Suite 600, Houston Texas 77079 and our telephone number is 713-644-8182. Prior to the M&I Merger, our business consisted of the operations of the American Access segment described below.

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

The Company is a leading provider of power delivery solutions to the global energy industry.

The principal markets that we serve include:

•	Oil & gas – the Company provides turnkey power delivery solutions for the upstream, midstream and downstream oil and natural gas markets.
•

Upstream relates to the exploration and production of oil and natural gas. The Company serves customers in the land drilling, offshore drilling, land-based production, and offshore production segments of the market.

•

Midstream, which is primarily related to oil & gas transportation, including oil & gas pipelines and compression and pumping stations. The Company also has a strong business in natural gas fractionation (separation) plants.

•	Downstream, which includes oil refining and petrochemical plants, as well as Liquefied Natural Gas (LNG) plants, export facilities, and storage facilities.
•	Power generation and distribution– the Company also provides turnkey power delivery solutions for the generation and distribution of power.
•	Distributed power generation includes on-site power generation, co-generation and independent power production customers.
•	Renewable power generation includes utility-scale solar power, as well as biomass power generation, geothermal power generation and other renewable energy related businesses.
•	Power distribution includes utility distribution markets such as substations.
•	Marine and Industrial
•	Marine includes vessels such as platform supply vessels (PSV), offshore supply vessels (OSV), tankers and other various work boats, typically up to 300 ft. in length.
•	Industrial, including non-oil & gas industrial markets such as steel, paper, heavy commercial, and other non-oil & gas segments

A key component of our Company’s strategy is our international focus. We have two primary models for conducting our international business. First, we sell directly and through foreign sales agents that we have appointed. Many of those international partners also provide local service and support for our products in those overseas markets. Second, where local market conditions dictate, we have expanded internationally by forming joint venture operations with local partners in key markets such as China, Brazil and Singapore, where we can partner with the primary end-customer in that market, or there are local content requirements or a competitive advantage using local manufacturing.

Our business strategy is to grow through organic growth in our current key energy markets, expand our solution set to our current markets, continue our international expansion, and accelerate those efforts with acquisitions, while at the same time increasing earnings and cash flow per share to enhance overall stockholder value.

The Company is uniquely positioned to be the “turn-key” supplier for power delivery projects for our customers, where we are able to offer custom-designed power distribution and power conversion systems, power services, and electrical and instrumentation construction, all from one company.

Technical Products and Services

Our M&I Electric business has provided sophisticated custom-designed power distribution, power conversion, automation and control systems for the energy industry since 1946. Our products are used to safely distribute and control the flow of electricity from the source of the power being generated (e.g. a diesel generator or the utility grid) to whatever mechanical device needs to use the power (drilling machinery, motors, other process equipment, etc.) at low and medium voltages.

Our power distribution products include low and medium voltage switchgear that provide power distribution and protection for electrical systems from electrical faults. Our products include both traditional low voltage and medium voltage switchgear, as well as a variety of arc-managed and arc-resistant switchgear to increase end-user safety in case of an arc-flash explosion. Our products are suitable for both ANSI (“American National Standards Institute”) and IEC (“International Electrotechnical Commission”) markets. Other power distribution products in our solution set include low voltage and medium voltage motor control centers, powerhouses, bus ducts, fuse and switch products, and other related power distribution equipment.

Our power conversion solutions include Analog, Digital SCR (“silicon controlled rectifier”) and Alternating Current Variable Frequency Drive (“AC VFD”) systems, that are used to adjust the speed and torque of an electric motor to match various user applications, primarily in the land and offshore drilling and marine vessel markets. Our Integrated Solar Inversion Station (ISIS™) is a 1 MW (megawatt) and 1.5MW integrated platform that includes an AC variable speed inverter, packaged with switchgear and a transformer, enabling quick set-up and reliable operation of utility-scale solar farms.

Our packaged solutions include power control rooms, eHouses, and other packaged electrical buildings that incorporate our power distribution and power conversion products for land or offshore deployment.  Our packaged solutions also include Drillers Cabins for deployment in land and offshore drilling rigs.

Our automation and control solutions include PLC-based systems for the management of power in a user’s application. Our DrillAssist for land and offshore drilling and our vessel management system for marine vessels, are complete systems that enable the management of the drilling rig. DrillAssist includes auto-drill capabilities and a driller’s chair where the drilling rig operator manages the rig. DrillAssist and our vessel management system are based on technology from our March 2012 acquisition of the assets of Amnor Technologies, Inc.

We have the technical expertise to provide these solutions in compliance with a number of applicable industry standards such as NEMA (“National Electrical Manufacturers Association”) and ANSI or IEC equipment to meet ABS (“American Bureau of Shipping”), USCG (“United States Coast Guard”), Lloyd’s Register, a provider of marine certification services, and Det Norske Veritas (a leading certification body/registrar for management systems certification services) standards.

Our power distribution and control products are generally custom-designed to our customers’ specific requirements, and we do not maintain an inventory of such products.

Our technical services group provides low, medium and high voltage services to commission and maintain our customers’ electrical controls. We also provide low, medium and high voltage start-up/commissioning, preventative maintenance, emergency call out services, and breaker and switchgear refurbishment services to the Gulf Coast industrial market. We have expanded our services business to provide start-up and maintenance services for renewable projects, including wind and solar. We also provide power services to support our power distribution and power conversion products globally.

Technical Products and Services net sales:

Year	Amount (in thousands)	Percent of Consolidated Net Sales
2013	$49,150	75%
2012	$38,973	72%
2011	$28,929	56%

Foreign Joint Ventures

We primarily use foreign joint ventures to drive growth in key international markets. We believe our foreign joint ventures provide a prudent way to diversify and reduce the risk of international expansion, capitalize on the strengths and the relationships of our foreign joint venture partners with potential customers, and achieve competitive advantages. Our interests in foreign joint ventures are accounted for under the equity method of accounting. Sales made to the foreign joint ventures are made with terms and conditions similar to those of our other customers.

China. In March 2006, M&I Electric entered into a joint venture agreement with Baoji Oilfield Machinery Co., Ltd., (“BOMCO”), a wholly-owned subsidiary of the China National Petroleum Corporation, and AA Energies, Inc. of Houston, Texas, which markets oilfield equipment, to form BOMAY Electric Industries Co., Ltd. (“BOMAY”), as an equity joint venture limited liability company organized in China. M&I is a 40% interest owner in BOMAY with 51% being owned by BOMCO and the remaining 9% owned by AA Energies, Inc. BOMAY manufactures power and control systems for land drilling rigs. M&I has invested 16 million Yuan (approximately $2 million) in this joint venture in which M&I provides technology and services to BOMAY. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment. No guarantees have been provided by AETI at this time.

Singapore. In 1994, the Company formed a joint venture in Singapore to provide sales, engineering, manufacturing and technical support for our products in Southeast Asia called M & I Electric Far East PTE Ltd. (“MIEFE”). The Company currently owns 41% of the joint venture with our joint venture partner, Sonepar, owning 51% and MIEFE’s general manager owning the remaining 8%.   In October 2013, Oakwell Distribution, including their interest in MIEFE, was acquired by Sonepar (private company) of France, who is now the owner of the controlling interest in MIEFE.

Brazil. During 2010, the Company entered into a joint venture agreement with Five Star Services, a Brazilian corporation, and formed AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA (“AAG”), a Brazilian Limited Liability Company, in which the Company holds a 49% interest. AAG began operations mid-year 2010, and provides electrical products and services to the Brazilian energy industries. Currently, Beppe Hans Eddy Askerbo, of Brazil, holds the 51% interest previously held by Five Star Services.

Investment in Foreign Joint Ventures:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	BOMAY**	MIEFE	AAG	BOMAY	MIEFE	AAG
	(in thousands)			(in thousands)
Investment as of end of year	$10,609	$1,138	$1,286	$9,531	$1,063	$814
Equity income (loss)*	2,066	115	843	2,569	16	503
Distributions received from joint ventures*	1,321	—	23	1,008	—	—
Foreign currency translation*	333	(40)	(168)	58	61	(49)
AETI sales to joint ventures	325	225	4	415	65	49
Accounts receivable due from joint ventures	119	—	8	73	25	8
*	Numbers are already reflected in the investment balance as of end of year.
**

Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment. The limit of BOMAY’s loan amount shall be determined by the BOMAY Board of Directors subject to certain operating requirements. At this time, no guarantees have been provided by AETI.

AAG paid a dividend to its joint venture partners in March 2014. The Company’s share of the dividend was $830,000.

During 2013 and 2012, the Company recognized approximately $267,000 and $343,000, respectively, for employee joint venture related expenses which are included in Foreign Joint Ventures Operation’s Related Expenses in the accompanying statements of operations.

Electrical and Instrumentation Construction

The Electrical and Instrumentation Construction (“E&I”) segment provides a full range of electrical and instrumentation construction and installation services to the Company’s markets. The Company’s E&I construction business is primarily generated from the installation (“rig up”) of our power delivery solutions into our packaged power control systems. The remainder of the segment’s business includes new construction as well as electrical and instrumentation renovation projects.

Electrical and Instrumentation Construction net sales:

Year	Amount (in thousands)	Percent of Consolidated Net Sales
2013	$10,089	16%
2012	$9,196	17%
2011	$15,478	30%

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

American Access Technologies net sales:

Year	Amount (in thousands)	Percent of Consolidated Net Sales
2013	$6,091	9%
2012	$5,896	11%
2011	$7,533	14%

Segment Financial Data

Segment Information:

The table below represents segment results for the years ended December 31, 2013 and 2012 (in thousands).

	2013	2012
Net sales:
Technical Products and Services	$49,150	$38,973
Electrical and Instrumentation Construction	10,089	9,196
American Access Technologies	6,091	5,896
	$65,330	$54,065
Gross profit:
Technical Products and Services	$9,072	$6,649
Electrical and Instrumentation Construction	2,095	513
American Access Technologies	648	961
	$11,815	$8,123
Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations:
Technical Products and Services	$8,061	$6,012
Electrical and Instrumentation Construction	2,095	513
American Access Technologies	(712)	(484)
Corporate and other unallocated expenses	(6,994)	(5,622)
Income (loss) from domestic operations	2,450	419
Equity income from BOMAY	2,066	2,569
Equity income from MIEFE	115	16
Equity income (loss) from AAG	843	503
Foreign operations expenses	(267)	(343)
Net equity income from foreign joint ventures’ operations	2,757	2,745
Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations	$5,207	$3,164

International Sales

During 2013, approximately 16% of the Company’s consolidated revenue were systems sold or shipped into international markets, principally from the TP&S segment. These sales are generally made in U.S. dollars and settled prior to shipment or are collateralized by irrevocable letters of credit. Substantially all of AAT sales are made in the United States.

Marketing

We market our Technical Products and Services and E&I construction in the United States through direct contact with potential customers by our internal sales organization consisting of 15 full-time sales and sales support employees. We also exhibit at a variety of industry trade shows each year. We have appointed several sales agents and distributors in the United States and in a number of foreign countries.

Our business is generally obtained through a competitive bid process where the lowest bid from pre-qualified suppliers is awarded the project. Depending on the market segment, we either sell directly to the end user or owner, or sell to an Engineering, Procurement and Construction (“EPC”) firm.

Our AAT segment markets its zone cabling products through an exclusive marketing agreement with Chatsworth Products, Inc. (“CPI”) which began under an original agreement in May, 2003 that was extended to April, 2018. Under this agreement, CPI markets and American Access manufactures our zone cabling products and select products are co-branded with both CPI and American Access trademarks. We also have primary responsibility for sales of zone cabling products to original equipment manufacturers. Our Omega Metals division utilizes geographically based independent manufacturers’ representatives to generate sheet metal fabrication sales.

Manufacturing

Manufacturing processes at our various facilities include machining, fabrication, wiring, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of various parts and assemblies that we incorporate into our products. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We perform system design, assembly and testing in-house. Our manufacturing operations in Beaumont, Texas and Keystone Heights, Florida are ISO 9001:2008 certified.

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

Competition

Our products and services are sold in highly competitive markets. We compete in all of our segments and regions with a number of companies, some of which have financial and other resources comparable to or greater than us. Due to the demanding operating conditions in the energy sector and the high costs associated with project delays and equipment failure, we believe customers in this industry prefer suppliers with a track record of proven, reliable performance in their specific energy related project type. We seek to build strong long-term relationships with our customers by providing high-quality, efficient and reliable products and services, developing new products and services and responding promptly to our customers’ needs.

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

The company has multiple competitive advantages for our products:

-	Custom design
-	Quick delivery time
-	Able to use best of breed components and mix and match subsystems from a variety of vendors versus an all one supplier solution
-	Ability to provide integrated solution by self-performing our Technical Products and E&I construction work.

We have identified our largest competitors, by product line as follows:

Power Distribution/Switchgear Systems—Powell Industries, Siemens, Eaton, GE, ABB and Volta.

Power Conversion/Drive Systems—Omron Oilfield, National Oilwell Varco (NOV), ABB, and Siemens. We also compete against solar inverter manufacturers including SMA and Advanced Energy.

Power Services—Quanta Services, Tidal Power, Coastal Power, Eaton, and Group Schneider.

Construction—Jefferson Electric, Golderest Electronics, Newtron Electrical Services, M&D Electric Co., and Triple “S” Industrial Corp.

AAT—Earnest Metal Fabrication Exact. Inc. and Swift Atlanta.

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

We generally include total expected net sales in backlog when a contract for a definitive amount of work is entered into. We generally expect our backlog to become net sales within a year from the signing of a contract. Backlog as of December 31, 2013 and 2012 totaled $23.6 million and $15.5 million, respectively.

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

Research and Development Costs

Total expenditures for research and development were $499,000 and $103,000 for the fiscal years ended December 31, 2013 and 2012. We incurred research costs to develop new products for our oil & gas markets including new power distribution, power conversion and automation and control products.

Employees

As of December 31, 2013, we had 310 employees. No employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our common stock and all of the other information in this 2013 Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Customers in the oil and gas industry account for a significant portion of our sales. Reduced expenditures by customers in this industry are likely to reduce our net sales, profitability and cash flows.

Customers related to the oil and gas industry accounted for approximately 62% and 68% of our sales in 2013 and 2012, respectively. The oil and gas industry is a cyclical commodity business, with product demand and prices based on numerous factors such as general economic conditions and local, regional and global events and conditions that affect supply, demand and profits. Demand for our products and services benefits from strong oil and gas markets, a decline in demand or prices for oil and gas will likely cause a decrease in demand for our products and services and result in a decline in our net sales, profit margins and cash flows.

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

Our continued success is dependent on the continuity of several key management, operating and technical personnel. The loss of these key employees would have a negative impact on our future growth and profitability. We have entered into written employment agreements with our Chief Executive Officer, Chief Financial Officer, and Executive Chairman, who is responsible for managing several of our international joint venture operations relationships.

Our results of operations and financial condition may be adversely impacted by global recession.

The consequences of a prolonged recession could include a lower level of economic activity and uncertainty regarding commodity and capital markets. During early 2012 we experienced a reduction in the demand for our products as a result of a reduction in economic activity. The lack of a sustained recovery could have an adverse effect on our results of operations, cash flows or financial position.

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

Approximately 16% of our net sales in 2013 were generated from projects and business operations outside of the United States, primarily provided to the oil and gas drilling and marine industries in the following countries: Mexico, Canada, United Arab Emirates, Oman, Ecuador and Brazil. This percentage was approximately 26% in 2012. The oil and gas industry operates in both remote and potentially politically unstable locations, and numerous risks and uncertainties affect our non-United States operations. These risks and uncertainties include changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as United States laws affecting activities of United States companies abroad, including tax laws and enforcement of contract and intellectual property rights. In addition, the costs of providing our services can be adversely and/or unexpectedly impacted by the remoteness of the locations and other logistical factors.

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

Joint Venture Limited Life Risk

The joint venture (“JV”), BOMAY was formed in 2006 in China. It was formed with a term of 12 years. The JV may be terminated earlier for valid business reasons including Force Majeure. In the event the JV is to be terminated either party may acquire the other parties’ interests and continue the operations of the JV. Additionally, the term of the JV may be extended upon agreement of all parties. In such case, the JV shall apply for the extension to the relevant Chinese authority six months before expiry of the venture. At this time, AETI has no indication that the JV will not be extended beyond 12 years.

Joint Venture Centralized Government Risks

Additionally, since the centralized government of China controls most of the petroleum industry and related manufacturing through annual planning and budgets, and the financial results realized will reflect the government’s decisions on oil and gas, manufacturing and related segment production levels. The Company understands that the value of assets including inventory may not be fully realized if demand for these products is reduced significantly because of economic policy decisions or other organizational changes in the Chinese Petroleum industry.

Foreign Currency Transaction Risk

AETI maintains equity method investments in its Singapore, Chinese and Brazilian joint ventures, MIEFE, BOMAY, and AAG, respectively. The functional currencies of the joint ventures are the Singapore Dollar, the Chinese Yuan and the Brazilian Real, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income, net of deferred taxes in AETI’s consolidated balance sheet. This item increased from $900,000 at December 31, 2012 to $983,000 at December 31, 2013 due to the weakness of the United States Dollar against the Chinese Yuan and Singapore Dollar partially offset by weakness of the Brazilian Real to the United States Dollar.

Other than the aforementioned items, we do not believe we are exposed to significant foreign currency exchange risk because most of our net sales and purchases are denominated in United States Dollars.

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

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through October 1, 2015. At December 31, 2013, the Company had $0.5 million of variable-rate debt outstanding under the facility. At this borrowing level, a hypothetical relative increase of 50% in interest rates would have had an insignificant, unfavorable impact on the Company’s pretax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the 30 day LIBOR rate (0.2% at December 31, 2013) plus 3.25% per year. The agreement is collateralized by trade accounts receivable, inventory, work-in-process, equipment and real property located in Beaumont, TX.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table describes the material facilities of AETI and its subsidiaries, including foreign joint ventures, as of December 31, 2013:

Location	General Description	Approximate Acres	Approximate Square Feet of Building	Owned/Leased
Houston, Texas *	Company and M&I headquarters, TP&S and E&I service center and storage	3.0	26,000	Leased
Beaumont, Texas	TP&S manufacturing and storage	9.0	85,000	Owned
Bay St. Louis, Mississippi	M&I manufacturing	3.0	11,000	Owned
Keystone Heights, Florida	AAT offices and manufacturing	9.7	67,500	Owned
Foreign joint ventures’ operations:
Xian, Shaanxi, China	BOMAY Electric Industries offices and manufacturing	4.1	100,000 80,000	Owned Leased
Singapore	M&I Electric Far East offices and manufacturing	0.3	15,000	Leased
Brazil - Macae	AETI Alliance Group Brazil offices and manufacturing	1.0	7,500	Leased
Rio	AETI Alliance Group Brazil offices	0.1	2,500	Leased
Angra	AETI Alliance Group Brazil offices	0.1	500	Leased

* See Note 5 in the Notes to Consolidated Financial Statements for more information on the Houston, Texas location.

ITEM 3.	LEGAL PROCEEDINGS.

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

The following table sets forth quotations for the high and low sales prices for the Company’s common stock, as reported by NASDAQ, for the periods indicated below:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	High	Low	High	Low
First Quarter	$5.23	$4.66	$5.75	$4.12
Second Quarter	7.27	5.12	4.96	3.58
Third Quarter	9.00	6.26	4.85	4.01
Fourth Quarter	10.22	6.75	5.21	4.38

As of March 17, 2014, there were 48 shareholders of record.

The Company did not declare or pay cash dividends on common shares in either fiscal year 2013 or 2012. Dividends were paid on our Series A Convertible Preferred Stock. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business. Our amended bank loan agreement restricts the payment of cash dividends on our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In conjunction with the issuance of common stock to employees upon conversion of vested restricted stock units under the 2007 Employee Stock Incentive Plan, on February 28, 2013 the Company purchased 29,641 of such shares for cash of $146,000 in accordance with the Plan’s provision that the employees may sell sufficient shares to fund their liability for tax withholdings. These shares remained as treasury stock at December 31, 2013.

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

	2013	2012	2011	2010	2009
Net sales	$65,330	$54,065	$51,940	$38,964	$52,163
Net income (loss) attributable to common stockholders	$4,209	$2,084	$(5,888)	$(1,694)	$678
Earnings (loss) per common share:
Basic	$0.53	$0.26	$(0.75)	$(0.22)	$0.09
Diluted	$0.48	$0.25	$(0.75)	$(0.22)	$0.09
Cash dividends declared per common share	—	—	—	—	—
Shares used in computing earnings (loss) per common share:
Basic	7,990,690	7,901,225	7,813,587	7,741,594	7,689,915
Diluted	9,472,506	8,258,742	7,813,587	7,741,594	7,827,531
Cash and cash equivalents	$4,148	$4,477	$3,749	$1,364	$1,497
Total assets	45,836	38,974	36,231	34,027	33,522
Long-term debt (including current maturities)	500	500	5,211	4,365	3,511
Total liabilities	15,565	13,789	18,710	11,101	9,608
Redeemable preferred stock (net of discount)	4,236	4,194	—	—	—
Total stockholders’ equity	26,035	20,991	17,521	22,926	23,914
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

Overview

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of both M&I and AAT. We report financial data for three operating segments: the TP&S segment and the E&I segment which together encompass the operations of M&I including its South Coast Electric Systems, LLC subsidiary and the AAT segment which encompasses the operations of American Access Technologies, Inc. including its wholly-owned Omega Metals division. In addition, M&I holds a 40%, 41%, and 49% interest in China, Singapore, and Brazil foreign joint ventures’ operations, respectively. Prior to December 31, 2011, the Company owned 49% of the Singapore’s joint venture with our joint venture partner, Oakwell Engineering, Ltd., owning the remaining 51%. At December 31, 2011, we exchanged 8% of our MIEFE ownership for satisfaction of amounts owed to MIEFE’s general manager, under a deferred compensation arrangement for approximately $190,000. In October 2013, Oakwell Distribution was acquired by Sonepar (private company) of France, who is now the owner of the controlling interest in MIEFE. These ventures are stand-alone operating companies and enhance our ability to provide products to these markets. Results from these ventures are reported using the equity method of accounting.

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
•

A key component of our Company’s strategy is our international focus. We have two primary models for conducting our international business. First, we sell directly and through foreign sales agents and distributors that we have appointed. Many of those international partners also provide local service and support for our products in those overseas markets. Second, where local market conditions dictate, we have expanded internationally by forming joint venture operations with local parties in key markets such as China, Brazil and Singapore, where there are local content requirements or we need to do local manufacturing.

•

Our business strategy is to grow through organic growth in our key energy markets, expand our solution set to our current market segments, continue our international expansion, and accelerate those efforts with acquisitions. While at the same time increasing earnings and cash flow per share to enhance overall stockholder value.

•

The Company is uniquely positioned to be the “turn-key” supplier for power delivery projects for our customers, where we are able to offer custom-designed power distribution and power conversion systems, power services, and electrical and instrumentation construction, all from one company.

Non-U.S. GAAP Financial Measures

A non-U.S. GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. In this report, we define and use the non-U.S. GAAP financial measure EBITDA as set forth below.

EBITDA

Definition of EBITDA

We define EBITDA as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;
•	non-operating (income) expense items;
•	depreciation and amortization; and
•	dividends on redeemable preferred stock.

Management’s Use of EBITDA

We use EBITDA to assess our overall financial and operating performance.  We believe this non-U.S. GAAP measure, as we have defined it, is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations.  This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieving optimal financial performance.  It provides an indicator for management to determine if adjustments to current spending decisions are needed.

EBITDA provides us with a measure of financial performance, independent of items that are beyond the control of management in the short-term, such as dividends required on preferred stock, depreciation and amortization, taxation and interest expense associated with our capital structure.  This metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. EBITDA is one of the metrics used by senior management and the board of directors to review the financial performance of the business on a regular basis. EBITDA is also used by research analysts and investors to evaluate the performance and value of companies in our industry.

Limitations of EBITDA

EBITDA has limitations as an analytical tool.  It should not be viewed in isolation or as a substitute for U.S. GAAP measures of earnings.  Material limitations in making the adjustments to our earnings to calculate EBITDA, and using this non-U.S. GAAP financial measure as compared to U.S. GAAP net income (loss), include:

•	the cash portion of dividends, interest expense and income tax (benefit) provision generally represent charges (gains), which may significantly affect our financial results; and
•

depreciation and amortization, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of our fixed assets and may be indicative of future needs for capital expenditures.

An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position.  We use non-U.S. GAAP financial measures to supplement our U.S. GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with U.S. GAAP.  You should not rely on EBITDA as a substitute for any such U.S. GAAP financial measure.  We strongly urge you to review the reconciliation of EBITDA to U.S. GAAP net income (loss) attributable to common stockholders, along with our consolidated financial statements included herein.

We also strongly urge you to not rely on any single financial measure to evaluate our business.  In addition, because EBITDA is not a measure of financial performance under U.S. GAAP and is susceptible to varying calculations, the EBITDA measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net income (loss) attributable to common stockholders to EBITDA for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Years ending December 31,
	2013	2012
Net income (loss) attributable to common stockholders	$4,209	$2,084
Add: Dividends on redeemable preferred stock	342	225
Depreciation and amortization..	872	877
Interest expense and other (income), net	(57)	148
Provision (benefit) for income taxes	713	707
EBITDA	$6,079	$4,041

Foreign Joint Ventures:

Summary financial information of BOMAY, MIEFE and AAG in U.S. dollars was as follows at December 31, 2013 and 2012 (in thousands):

	BOMAY		MIEFE		AAG
	2013	2012	2013	2012	2013	2012
	(in thousands)
Assets:
Total current assets	$94,220	$91,926	$3,855	$3,894	$2,572	$2,241
Total non-current assets	5,122	5,116	114	116	1,550	776
Total assets	$99,342	$97,042	$3,969	$4,010	$4,122	$3,017
Liabilities and equity:
Total liabilities	$72,644	$73,293	$1,197	$1,422	$1,291	$1,511
Total joint ventures equity	26,698	23,749	2,772	2,588	2,831	1,505
Total liabilities and equity	$99,342	$97,042	$3,969	$4,010	$4,122	$3,016
Gross sales	$86,332	$84,639	$7,997	$6,996	$10,658	$7,625
Gross profit	$12,130	$14,348	$2,066	$1,547	$4,282	$2,965
Net income (loss)	5,165	6,422	279	39	1,721	1,104

The Company’s investments in and advances to its foreign joint ventures’ operations were as follows as of December 31, 2013 and 2012:

	2013				2012
	BOMAY*	MIEFE	AAG	TOTAL	BOMAY*	MIEFE	AAG	TOTAL
	(in thousands)				(in thousands)
Investment in joint ventures:
Balance, beginning of year	$2,033	$14	$234	$2,281	$2,033	$14	$284	$2,331
Amounts invested and advanced (repayments)	—	—	(180)	(180)	—	—	(50)	(50)
Balance, end of year	2,033	14	54	2,101	2,033	14	234	2,281
Undistributed earnings:
Balance, beginning of year	6,400	755	661	7,816	4,839	739	158	5,736
Equity in earnings (loss)	2,066	115	843	3,024	2,569	16	503	3,088
Dividend distributions	(1,321)	—	(23)	**(1,344)	(1,008)	—	—	(1,008)
Balance, end of year	7,145	870	1,481	9,496	6,400	755	661	7,816
Foreign currency translation
Balance, beginning of year	1,098	294	(81)	1,311	1,040	233	(32)	1,241
Change during the year	333	(40)	(168)	125	58	61	(49)	70
Balance, end of year	1,431	254	(249)	1,436	1,098	294	(81)	1,311
Investments, end of year	$10,609	$1,138	$1,286	$13,033	$9,531	$1,063	$814	$11,408
*

Accumulated statutory reserves in equity method investments of $1.9 million and $1.6 million at December 31, 2013 and 2012, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

**	See Note 17 on recent dividend from AAG as noted in Investment in Foreign Joint Ventures on page 5.

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

The equity income for the Company’s interest in the three joint ventures for 2013 and 2012 was: BOMAY $2,066 vs. $2,569, AAG $843 vs. $503 and MIEFE $115 vs. $16. These results reflect the relative size and activity in the three distinct markets of China, Brazil and Singapore. BOMAY’s results reflects the market for land rigs in China with increasing exports to international markets. Recent slowing of the highly centralized petroleum industry in China and changes in senior management at high levels has resulted in a BOMAY loss in the fourth quarter of 2013.

Historically, the operating results of BOMAY have appeared almost seasonal as budgets were established for new years in March and the companies worked to complete production to meet targets. After annual targets were met in the second or third quarter, only minimal new production results were reported in the fourth quarter. Most of BOMAY’s production is for BOMCO for the Chinese National Petroleum Corporation for land drilling in China. We believe the situation in the CNPC management structure will stabilize and will result in a return to profitability for 2014. It can be expected that quarterly results will continue to vary.

At December 31, 2013 there were inventories and work in progress at BOMAY of approximately $60 million compared to approximately $45 million at December 31, 2012. We expect much of this will be invoiced in 2014 after new budgets are established and products accepted. Additionally new international orders will be completed and recognized. The 2014 level may approach recent years’ results. BOMAY has addressed downturns with reduced staff and other cost cutting measures.

Results of Operations

The table below summarizes our consolidated net sales and profitability for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Net sales	$65,330	$54,065	$51,940
Gross profit	11,815	8,123	7,155
Gross profit %	18%	15%	14%
Research and development expenses	(499)	(103)	(577)
Selling and marketing expenses	(2,693)	(2,455)	(2,508)
General and administrative expenses	(6,173)	(5,146)	(5,780)
Income (loss) from domestic operations	2,450	419	(1,710)
Equity income from foreign joint ventures’ operations	3,024	3,088	1,917
Foreign joint ventures’ operations related expenses	(267)	(343)	(437)
Net equity income from foreign joint ventures’ operations	2,757	2,745	1,480
Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations	5,207	3,164	(230)
Other income (expense), net	57	(148)	(216)
Net income (loss) before income taxes	5,264	3,016	(446)
(Provision for) benefit from income taxes	(713)	(707)	(5,442)
Net income (loss) before redeemable preferred dividends	4,551	2,309	(5,888)
Dividends on redeemable preferred stock	(342)	(225)	—
Net income attributable to common stockholders	$4,209	$2,084	$(5,888)

Year ended December 31, 2013 compared to year ended December 31, 2012

Consolidated net sales increased $11.3 million or 21%, to $65.3 million for the year ended December 31, 2013 as compared to 2012. The Company’s net sales growth from the comparative prior year period was driven primarily by increased demand from new customers for our Technical Products coupled with lesser increases in Electrical Instrumentation (E&I) and Construction. The increase in E&I reflects increased work in strategic markets replacing lower revenues from exiting the water/wastewater construction business.

Consolidated gross profit increased $3.7 million to $11.8 million and increased as a percentage of net sales from 15% to 18%. This increase was mainly attributable to the TP&S segment’s increased net sales and direct margin compared to the previous period in 2012 as well as a strong increase in E&I due to the exit from non-core business in 2012. This performance reflects the improved business environment and increased activity in the Company’s strategic markets. The Company’s gross profit reported each quarter in 2013 was $3.0 million in the first quarter, $2.4 million in the second quarter and $3.5 million in the fourth quarter.

Segment Comparisons

The TP&S segment’s net sales increased $10.2 million from $39.0 million for the year ended December 31, 2012, to $49.2 million for the year ended December 31, 2013, a 26% improvement.  Gross profit for the segment for the year ended December 31, 2013 was $9.1 million, an increase of $2.5 million over the prior year gross profit of $6.6 million.  The increase in Technical Products and Services results was driven in large part by increased midstream and offshore drilling demand for our products and services during 2013 which more than offset a slowdown in the domestic land rig markets.

The E&I segment’s reported net sales of $10.1 million for the year ended December 31, 2013, an increase of $0.9 million, or 10%, compared to the year ended December 31, 2012. Gross profit for the E&I segment during the year ended December 31, 2013 was $2.1 million, compared to $0.5 million in the corresponding prior year period.  Gross profit as a percentage of net sales increased to 21% from 6% in the comparable prior period, due to the 2012 winding down of existing contractual arrangements in business we exited with water waste-water customers and the consolidation of our Beaumont and Houston construction resources.

The AAT segment reported net sales of $6.1 million for the year ended December 31, 2013, up $0.2 million, from the comparable prior year period, a 3% increase. Gross profit decreased by $0.3 million in 2013, from $0.9 million in the prior year. Gross profit as a percentage of net sales decreased to 11% in 2013 from 16% in the comparable prior period. This segment continues to be challenged by competitive pricing due to weakness in the industrial sector and the loss of a key account in 2012. The Company is evaluating strategic options for AAT segment.

Research and development costs for the year ended December 31, 2013 were up $0.4 million from $0.1 million in the previous period, most of which related to the continued development of the Company’s Automation and Arc-Resistant products. We anticipate increased research and development expenditures in 2014 as we develop new products to meet the needs of our customers.

Selling and marketing expenses for the year ended December 31, 2013 were $2.7 million, or 4% of net sales and essentially unchanged when compared to 2012.

General and administrative expenses were up for the year ended December 31, 2013 over the same period in 2012 by $1.0 million from $5.2 million in 2012 to $6.2 million in 2013 primarily due to $0.7 million related to increase bonus and stock compensation on improved results and increased wages of $0.3 million to remain competitive.

Net equity income from foreign joint ventures was unchanged for the year ended December 31, 2013 at $2.8 million level when compared to the period ended December 31, 2012. This reflected a downturn primarily from BOMAY of $0.5 million from China’s slowing economy, which was offset by improvement in Brazil due to time and materials based jobs with good margins.

Consolidated other expense, net was $0.1 million income for the year ended December 31, 2013, a decrease of $0.2 million expense from the comparable prior year, primarily due to a gain on sale of Houston office facilities and reduction of long-term debt outstanding during the year 2013 compared to 2012.  Long-term debt was unchanged from $0.5 million at the end of 2012 to $0.5 million at December 31, 2013.

The (provision for) benefit from income taxes for the year ended December 31, 2013 was a non-cash expense of $0.7 million which reflects the valuation allowance related to the Company’s net deferred tax assets related to its U.S. operations. See Note 7 to the Consolidated Financial Statements included in this report for further details. The 2013 and 2012 tax accrual represents U.S. taxes on the foreign joint ventures’ equity income less dividends received.

Year ended December 31, 2012 compared to year ended December 31, 2011

Consolidated net sales increased $2.1 million or 4%, to $54.1 million for the year ended December 31, 2012 as compared to 2011. The Company’s net sales growth from the comparative prior year period was driven primarily by increased demand for its Technical Products which was partially offset by declines in Electrical Instrumentation and Construction.  These declines in the E&I segment relate primarily to the Company’s decision in 2012 to exit the water/wastewater construction business to focus its E&I efforts on more strategic segments including oil & gas, power generation and distribution, and marine and non-oil & gas industrial.

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

Consolidated other income (expense), net was an expense of $148,000 for the year ended December 31, 2012, a decrease of $68,000 from the comparable prior year, primarily due to a reduction of long-term debt.  Long-term debt decreased from $5.1 million at the end of 2011 to $0.5 million at December 31, 2012 as a result of a $5 million preferred stock issuance.

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

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2013	December 31, 2012
	(in thousands except percentages and ratios)
+Working capital	$15,282	$12,239
Current ratio	2.4 to 1	2.2 to 1
Total debt	$500	$500
Debt as a percent of total capitalization	2%	2%
Consolidated net worth (per amended loan agreement *)	$30,271	$25,185
*	“Consolidated Net Worth” represents the Company’s consolidated total assets less consolidated total liabilities.

AETI’s long-term debt as of December 31, 2013 was $0.5 million on which payments are current.

Notes Payable

On November 30, 2013, the Company entered into a $10.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A.  The agreement replaced in its entirety the company’s prior credit agreement, as amended, originally entered into with JPMorgan Chase Bank, N.A. in October of 2007.

The 2013 agreement has a maturity date of October 1, 2015.   Under the agreement, the credit facility’s interest rate is LIBOR plus 3.25% per annum and a commitment fee of 0.3% per annum on the unused portion of the credit limit each quarter.

The 2013 agreement provides for usual and customary covenants and restrictions  including that the borrower must maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and will not permit the ratio of consolidated total liabilities to consolidated net worth to exceed 1.00.   Additionally, the borrower will not permit, at the end of each calendar quarter, for its net income for the most recently ended six month period to be less than $1.00.

The agreement is collateralized by the Company’s real estate in Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-process, and the Company’s U.S. subsidiaries are guarantors of the borrowing.

The Company had $0.5 million of borrowings outstanding under the JPMorgan Chase N.A. credit agreement at both December 31, 2013 and December 31, 2012.  The company had additional borrowing capacity of $7.9 million and $6.9 million at December 31, 2013 and December 31, 2012 respectively. Prior to July 27, 2012, the interest rate on the Company’s borrowings was 30 day LIBOR rate plus 2.75% per year.

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

Operating Activities

During the twelve months ended December 31, 2013, the Company generated cash flows from operations of $0.3 million as compared to generating $0.8 million for the same period in 2012. The impact on cash from operating activities was negatively impacted by the use of cash in working capital of $0.4 million for the year ended December 31, 2013 and benefited by $2.4 million for the same period in 2012. The decrease in cash generated from working capital is a result of increases in account receivables partially offset by decreases in inventory, primarily in the TPS segment.

Investing Activities

During the twelve months ended December 31, 2013, the Company used $0.2 million in cash from investing activities compared to using $0.2 million for the comparable period in 2012. This is mainly attributable to increased capital expenditures partially offset by dividends received from joint ventures, amounting to $1.4 million in 2013 and $1.0 million in 2012 respectively. Capital expenditures in 2013 totaled $2.3 million and $1.5 million in 2012.

Financing Activities

During the twelve months ended December 31, 2013, the Company used $0.5 million in cash from financing activities as compared to $0.1 million provided in the comparable period in 2012. The main use of cash was the purchase of treasury stock for $147,000 and payment of preferred stock dividends of $300,000.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of debt requirements and operating cash needs. To meet our short and long-term liquidity requirements, we rely primarily on cash from operations. Beyond cash generated from operations, we have a credit facility of $10 million with $7.9 million available at December 31, 2013 and $4.1 million of unrestricted cash at December 31, 2013.

Operating Lease Commitments

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013:

Year Ending December 31,	Amount
(In thousands)
2014	443
2015	438
2016	423
2017	347
2018	348
2019	175
$2,174

Contractual Obligations

Payments due under contractual obligations at December 31, 2013, are as follows:

	Within 1 Year	2 - 3 years	3 - 5 years	More Than 5 Years	Total
	(in thousands)
Long-term debt obligations	$—	$500	$—	$—	$500
Interest on long-term debt	18	13	—	—	31
Total	$18	$513	$—	$—	$531

Interest is estimated based on the current rate of approximately 3.5%

Outlook for Fiscal 2014

AETI enters 2014 with a backlog of $23.6 million which is up from the prior year because of improved Technical Products orders at year end. We do see some additional growth opportunities, particularly in the second half of 2014.

We closely monitor our backlog and order activity and continue to adjust our cost structure and expenditures accordingly as conditions require. We expect increased benefit from our recent product and business development activities, including our drilling control systems technology acquisition. We expect to expand our initiatives in these markets. We are optimistic for the coming year for our Chinese foreign joint venture’s operations will return to profitability in early 2014.

The Company believes its existing cash, working capital and unused credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months. The Company continues to review growth opportunities and depending on cash needs may raise cash in the form of debt, equity, or a combination of both.

Effects of Inflation

We experienced minimal increases in our material prices in 2013. The Company has been generally successful in recovering these increases from its customers in the form of increased prices. As a result, AETI has not experienced material margin erosion in 2013 due to inflationary pressures. Future inflationary pressures will likely be largely dependent on the worldwide demand for these basic materials which cannot be predicted at this time.

Commitments and Contingencies

On September 1, 1999, the Company created a group medical and hospitalization minimum premium insurance program. For the policy year ended August 2013 and the subsequent policy, the Company is liable for all claims each year up to $60,000 per insured, or $1.3 million in the aggregate. An outside insurance company insures any claims in excess of these amounts. The Company’s annual expense for this minimum premium insurance program totaled $879,000 and $845,000 during the years ended December 31, 2013 and 2012, respectively. Insurance reserves included in accrued payroll and benefits in the accompanying consolidated balance sheets were approximately $254,000 and $225,000 at December 31, 2013 and 2012, respectively.

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

Contingencies – The Company records an estimated loss from a loss contingency when information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Contingencies are often resolved over long time periods, are based on unique facts and circumstances, and are inherently uncertain. The Company regularly evaluates the current information that is available to determine whether such accruals should be adjusted or other disclosures related to contingencies are required. The Company is a party to a number of legal proceedings in the normal course of business for which appropriate provisions have been made if it is believed an ultimate loss is probable. The ultimate resolution of these matters, individually or in the aggregate, is not likely to have a material impact on the Company’s consolidated financial position or results of operations.

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

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 was issued to provide enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The amendments under ASU No. 2011-11 require enhanced disclosures by requiring entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU No. 2011-11 is effective retrospectively for annual periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of ASU No. 2011-11 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Intangible - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2012-02, an entity is not required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines it is more likely than not that its fair value is less than its carrying value. ASU No. 2012-02 is effective for annual periods beginning after September 15, 2012. The adoption of ASU No. 2012-02 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU No. 2013-01 was issued to clarify that ordinary trade receivables and receivables are not within the scope of ASU No. 2011-11. ASU No. 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netter arrangement or similar agreement. ASU No. 2013-01 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those periods. The adoption of ASU No. 2013-01 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU No. 2013-05 provides guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, ASU No. 2013-05 provides guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisition. ASU No. 2013-05 is effective on a prospective basis for annual periods beginning after December 15, 2013 and interim periods within those periods. Management is currently evaluating the effects of ASU No. 2013-05 on the Company’s consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our variable interest rate items do not subject us to material risk exposures. Our revolving credit facility remains available through October 1, 2015. At December 31, 2013, the Company had $0.5 million of variable-rate debt outstanding. At this borrowing level, a hypothetical relative increase of 50% in interest rates would have had an insignificant, unfavorable impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the 30 day LIBOR rate (0.2% at December 31, 2013) plus 3.25% per year. The agreement is collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

AETI maintains equity method investments in its Singapore, Chinese and Brazilian joint ventures, MIEFE, BOMAY, and AAG, respectively. The functional currencies of the joint ventures are the Singapore Dollar, the Chinese Yuan and the Brazilian Real, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income net of taxes in AETI’s consolidated balance sheets. In the current period this item increased from $900,000 at December 31, 2012 to $983,000 at December 31, 2013 due principally to the weakness of the United States Dollar against the Chinese Yuan.

Other than the aforementioned items, we do not believe we are exposed to foreign currency exchange risk because most of our net sales and purchases are denominated in United States Dollars.

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

Disclosure controls and procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2013. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2013 based on these criteria. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information required by this item is incorporated by reference to the information contained in the Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after our December 31, 2013 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about outstanding equity plans as of December 31, 2013. The table includes additional shares that may be issuable pursuant to the amendment to add an additional 300,000 shares to the 2007 Employee Stock Incentive Plan that was approved at the Annual Meeting in June 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)(1)	Weighted-average exercise price of outstanding options(b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (3)
Equity compensation plans approved by security holders	488,574	$4.09	349,176
Equity compensation plans not approved by security holders	—	—	—
Total	488,574	$4.09	349,176

•	Includes shares of common stock issuable upon vesting of outstanding restricted stock units (RSUs) and the exercise of outstanding stock options.
•	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which convert to common stock on a one-to-one basis.
•	Consists of the shares available for future issuance under 2007 Employee Stock Incentive Plan for services by eligible employees, independent contractors and consultants.
•	As of March 28, 2014, 217,628 shares were available for issuance under the 2007 Employee Stock Incentive Plan due to awards and vesting which occurred subsequent to December 31, 2013.

See Note 10 to the consolidated financial statements included in this 10-K for the year ended December 31, 2013 for further information.

Additional information required by this Item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Director Independence” and “Certain Relationships and Related Transactions” sections of our Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

3. Exhibits

A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index immediately following the signature pages of this report. We will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request. Stockholders may request exhibit copies by contacting: Rachel Acree, Assistant Corporate Secretary, American Electric Technologies, Inc., 1250 Wood Branch Park Drive, Suite 600, Houston, Texas 77079.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2014

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Charles M. Dauber	President, Chief Executive Officer, Director	March 28, 2014
Charles M. Dauber	(Principal Executive Officer)

/s/ Andrew L. Puhala	Chief Financial Officer	March 28, 2014
Andrew L. Puhala	(Principal Financial Officer)

/s/ Don W. Boyd	Controller	March 28, 2014
Don W. Boyd	(Principal Accounting Officer)

/s/ Arthur G. Dauber
Arthur G. Dauber	Executive Chairman and Director	March 28, 2014

/s/ Neal M. Dikeman
Neal M. Dikeman	Director	March 28, 2014

/s/ Peter Menikoff
Peter Menikoff	Director	March 28, 2014

/s/ J. Hoke Peacock II
J. Hoke Peacock II	Director	March 28, 2014

/s/ Casey Crenshaw
Casey Crenshaw	Director	March 28, 2014

/s/ Edward Kuntz
Edward Kuntz	Director	March 28, 2014

AMERICAN ELECTRIC TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

With Report of Independent Registered Public Accounting Firm

December 31, 2013 and 2012

American Electric Technologies, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Electric Technologies, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of American Electric Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, other comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and, accordingly, we do not express an opinion thereon.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas

March 28, 2014

American Electric Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$4,148	$4,477
Accounts receivable-trade, net of allowance of $288 and $225 at December 31, 2013 and December 31, 2012	11,480	9,731
Inventories, net	5,216	5,616
Cost and estimated earnings in excess of billings on uncompleted contracts	5,312	2,205
Prepaid expenses and other current assets	439	318
Total current assets	26,595	22,347
Property, plant and equipment, net	6,040	4,922
Advances to and investments in foreign joint ventures	13,033	11,408
Other assets	168	297
Total assets	$45,836	$38,974
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,850	$4,438
Accrued payroll and benefits	1,911	1,519
Other accrued expenses	411	513
Billings in excess of costs and estimated earnings on uncompleted contracts	3,021	3,576
Short-term notes payable	-	54
Other current liabilities	120	9
Total current liabilities	11,313	10,109
Notes payable	500	500
Deferred income taxes	3,541	3,058
Deferred compensation	211	122
Total liabilities	15,565	13,789
Commitments and contingencies (see note 15)
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $764 at December 31, 2013 and $806 at December 31, 2012; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at December 31, 2013, and 2012	4,236	4,194

Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,008,759 and 7,919,032 shares issued and outstanding at December 31, 2013 and December 31, 2012	8	8
Treasury stock, at cost (49,863 shares at December 31, 2013 and 20,222 shares at December 31, 2012)	(238)	(92)
Additional paid-in capital	10,494	9,597
Accumulated other comprehensive income	983	900
Retained earnings; including accumulated statutory reserves in equity method investments of $1,857 and $1,620 at December 31, 2013 and December 31, 2012	14,788	10,578
Total stockholders’ equity	26,035	20,991
Total liabilities, preferred stock and stockholders’ equity	$45,836	$38,974

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012
Net sales	$65,330	$54,065
Cost of sales	53,515	45,942
Gross profit	11,815	8,123
Operating expenses:
Research and development	499	103
Selling and marketing	2,693	2,455
General and administrative	6,173	5,146
Total operating expenses	9,365	7,704
Income (loss) from domestic operations	2,450	419
Net equity income from foreign joint ventures' operations:
Equity income from foreign joint ventures' operations	3,024	3,088
Foreign joint ventures' operations related expenses	(267)	(343)
Net equity income from foreign joint ventures' operations:	2,757	2,745
Income (loss) from domestic operations and net equity income from foreign joint ventures' operations	5,207	3,164
Other income (expense):
Interest expense	(28)	(111)
Other, net	85	(37)
Total other income (expense), net	57	(148)
Income (loss) before income taxes	5,264	3,016
Provision for income taxes	(713)	(707)
Net income (loss) before dividends on redeemable preferred stock	4,551	2,309
Dividends on redeemable preferred stock	(342)	(225)
Net income (loss) attributable to common stockholders	$4,209	$2,084
Earnings (loss) per common share:
Basic	$0.53	$0.26
Diluted	$0.48	$0.25
Weighted - average number of common shares outstanding:
Basic	7,990,690	7,901,225
Diluted	9,472,506	8,258,742

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2013	2012
Net income (loss)	$4,551	$2,309
Other comprehensive income:
Foreign currency translation gain, net of deferred income taxes of $42 and $19 for the years ended December 31, 2013 and 2012	83	51
Total comprehensive income (loss)	$4,634	$2,360

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	7,828,509	$7.829	$8,171	$849	8,493	17,521
Common stock issued to ESPP	4,839	0.005	25	—	—	25
Options Exercised	4,850	0.005	20	—	—	20
Issued for Acquisition	11,000	0.011	218	—	—	218
Treasury stock purchase	(20,222)	—	(92)	—	—	(92)
Warrants issued with preferred stock	—	—	840	—	—	840
Transaction costs of new preferred	—	—	(45)	—	—	(44)
Restricted stock units (1)	90,056	0.090	368	—	—	368
Net income to common stockholders*	—	—	—	—	2,084	2,084
Foreign currency translation	—	—	—	51	—	51
Balance at December 31, 2012	7,919,032	7.940	9,505	900	10,578	20,991
Common stock issued to ESPP	4,697	0.005	25	—	—	25
Options Exercised	3,827	0.004	22	—	—	22
Issued for Acquisition	11,000	0.011	—	—	—	—
Treasury stock purchase	(29,641)	—	(146)	—	—	(146)
Warrants issued with preferred stock	—	—	—	—	—	—
Transaction costs of new preferred	—	—	—	—	—	—
Restricted stock units (1)	99,844	0.100	850	—	—	850
Net income to common stockholders*	—	—	—	—	4,209	4,209
Foreign currency translation	—	—	—	83	—	83
Balance at December 31, 2013	8,008,759	$7.960	$10,256	$983	$14,788	$26,035
*	Net of preferred dividends of $225 and $342 in 2012 and 2013 respectively.
(1)	Converted to common stock.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$4,551	$2,309
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision (benefit)	593	659
Equity income from foreign joint ventures' operations	(3,024)	(3,088)
Depreciation and amortization	871	877
Stock based compensation	850	326
Provision for bad debt	65	90
Allowance for obsolete inventory	32	110
Gain on sale of property and equipment	(143)	(24)
Deferred compensation costs	89	6
Change in operating assets and liabilities:
Accounts receivable	(1,713)	1,479
Income taxes payable	111	(11)
Inventories	368	(781)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,107)	(179)
Prepaid expenses and other current assets	(373)	(43)
Accounts payable and accrued liabilities	1,702	(1,553)
Billings in excess of costs and estimated earnings on uncompleted contracts	(555)	668
Net cash provided by (used in) operating activities	317	845
Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(2,292)	(1,455)
Proceeds from disposal of property, plant and equipment	575	177
Repayments of amounts advanced to foreign joint ventures' operations	180	50
Proceeds from foreign joint ventures' operations dividends	1,344	1,008
Net cash provided by (used in) from investing activities	(193)	(220)
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	47	5,042
Treasury stocks purchase	(146)	(92)
Preferred stock cash dividend	(300)	(191)
Advances from (repayment of) credit facility	-	(4,500)
Capital lease obligation payment	(54)	(156)
Net cash provided by (used in) financing activities	(453)	103
Net increase (decrease) in cash and cash equivalents	(329)	728
Cash and cash equivalents, beginning of year	4,477	3,749
Cash and cash equivalents, end of year	$4,148	$4,477
Supplemental disclosures of cash flow information:
Interest paid	$27	$111
Income taxes paid	$179	$132

The accompanying notes are an integral part of the consolidated financial statement.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)	Organization and Nature of Business

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

The Company has facilities and sales offices in Texas, Mississippi and Florida and in foreign joint ventures’ operations that have facilities in Singapore, Xian, China and Macae, Brazil. The Company owns the Beaumont, Texas facilities, comprised of 9 acres and 85,000 square feet, the Mississippi facility, comprised of 3 acres and 11,000 square feet and the Florida facility, comprised of a 67,500 square foot manufacturing facility situated on 9.7 acres of land. At December 31, 2013, the current Houston office was sold and is being leased with 3 acres and 26,000 square feet of office and shop.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by management include:

•	Percentage-of-completion estimates on long-term contracts
•	Estimates of the provision for doubtful accounts
•	Estimated useful lives of property and equipment
•	Valuation allowances related to deferred tax assets

Financial Instruments

The Company includes fair value information in the notes to the consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of December 31, 2013 and 2012. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash balances routinely exceed FDIC limits however all cash is maintained in JP Morgan Chase and believed to be secure.

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

Based on management’s reviews during each of the years ended December 31, 2013 and 2012, there were no events or circumstances that caused management to believe that impairments were necessary.

Other Assets

Intangible Assets at December 31, 2013	Useful Lives (Years)	Cost	Accumulated Amortization	Net Value
	(in thousands)
Patents	18	$95	$77	$18
Customer agreements	10	173	148	25
Intellectual property	3	322	197	125
		$590	$422	$168

Amortization expense related to intangible assets held by the Company for the year ended December 31, 2013 was approximately $130,000 and was approximately $113,000 in 2012. Estimated amortization expense for the next five years is as follows:

For the Year Ending December 31,	Amount
(in thousands)
2014	$132
2015	31
2016	5
2017	-
2018	-
$168

On March 8, 2012, the Company acquired certain technology from Amnor Technologies, Inc. for cash of $100,000 plus 44,000 shares of the Company’s common stock valued at $4.95 per share (the closing price on that date). One fourth of the shares were issued initially with the balance to be issued one third annually on the anniversaries over the subsequent 3 years. The purchase price was valued at $322,000 (including $4,000 of transaction costs) at March 8, 2012 and is recorded as an intangible asset and included in other assets in the consolidated balance sheet at December 31, 2012. This cost is being amortized over its estimated useful life of 3 years. Amortization expense of $108,000 and $90,000 was recognized during the years ended December 31, 2013 and 2012 respectively and is included in general and administrative expenses in the consolidated statements of operations.

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

Foreign Currency Gains and Losses

Foreign currency translations are included as a separate component of comprehensive income. We have determined the local currency of our foreign joint ventures’ operations to be the functional currency. In accordance with ASC 830, the assets and liabilities of our foreign equity investees, denominated in foreign currency, are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet date; net sales and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as other comprehensive income, net of taxes, which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

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

The Company records net sales from its field and technical service and repair operations on a completed service basis after customer acknowledgement that the service has been completed and accepted. Approximately 8% of the Company’s consolidated net sales are recorded on this basis. In addition, the Company sells certain purchased parts and products. These net sales are recorded when the product is shipped and title passes to the customer. Approximately 3% of the Company’s consolidated net sales are recorded on this basis. AAT generally recognizes net sales when manufactured products are shipped and right of ownership passes.

The asset, “Work-in-process,” which is included in inventories, represents the cost of labor, material, and overhead in excess of amounts billed on jobs accounted for under the completed-contract method. For contracts accounted for under the percentage-of-completion method, the asset, “Costs and estimated earnings in excess of billing on uncompleted contracts,” represents net sales recognized in excess of amounts billed and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of net sales recognized. Any billed net sale that has not been collected is reported as accounts receivable. The timing of when we bill our customers is generally dependent upon advance billing terms or completion of certain phases of the work. At December 31, 2013 and 2012, accounts receivable included contract retentions expected to be collected within one year totaling $10,000 and $424,000, respectively. This decline reflects the exit from water/wastewater contracts. At December 31, 2013 and 2012, the Company had no contract retentions expected to be collected beyond one year.

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

Concentration of Market Risk and Geographic Operations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s market risk is dependent primarily on the strength of the oil and gas and energy related industries. The Company grants credit to customers and generally does not require security except in the case of certain international contracts. Procedures are in effect to monitor the credit worthiness of its customers. During 2012, one customer accounted for approximately 13% of net sales and 1% of net accounts receivable trade. During 2013, one customer accounted for approximately 17% of net sales and 9% of net accounts receivable trade.

The Company sells its products and services in domestic and international markets; however, significant portions of the Company’s sales are concentrated with customers located in the Gulf Coast region of the United States. The Gulf Coast region accounts for approximately 9% of the Company’s net sales during the year ended December 31, 2013 and 17% during 2012.

Reclassification

Certain items are reclassified in the 2012 consolidated financial statements to conform to the 2013 presentation.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 was issued to provide enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The amendments under ASU No. 2011-11 require enhanced disclosures by requiring entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU No. 2011-11 is effective retrospectively for annual periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of ASU No. 2011-11 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Intangible - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2012-02, an entity is not required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines it is more likely than not that its fair value is less than its carrying value. ASU No. 2012-02 is effective for annual periods beginning after September 15, 2012. The adoption of ASU No. 2012-02 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU No. 2013-01 was issued to clarify that ordinary trade receivables and receivables are not within the scope of ASU No. 2011-11. ASU No. 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netter arrangement or similar agreement. ASU No. 2013-01 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those periods. The adoption of ASU No. 2013-01 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU No. 2013-05 provides guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, ASU No. 2013-05 provides guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisition. ASU No. 2013-05 is effective on a prospective basis for annual periods beginning after December 15, 2013 and interim periods within those periods. Management is currently evaluating the effects of ASU No. 2013-05 on the Company’s consolidated financial position and results of operations.

(3)	Inventories

Inventories consisted of the following at December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Raw materials	$1,493	$1,596
Work-in-process	2,834	3,173
Finished goods	1,126	1,052
	5,453	5821
Less: Allowance	(237)	(205)
Total inventories	$5,216	$5,616

(4)	Costs, Estimated Earnings, and Related Billings on Uncompleted Contracts

Contracts in progress at December 31, 2013 and 2012 consisted of the following:

	2013	2012
	(in thousands)
Costs incurred on uncompleted contracts	$7,271	$7,743
Estimated earnings	2,172	2,247
	9,443	9,990
Billings on uncompleted contracts	(7,152)	(11,361)
	$2,291	$(1,371)

Costs, estimated earnings, and related billing on uncompleted contracts consisted of the following at December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$5,312	$2,205
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,021)	(3,576)
	$2,291	$(1,371)

(5)	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2013, and 2012:

Category	Estimated Useful Lives (years)	2013	2012
		(in thousands)
Buildings and improvements	15 – 25	$3,756	$4,426
Office equipment and furniture	2 – 7	2,476	1,766
Automobiles and trucks	2 – 5	226	219
Machinery and shop equipment	2 – 10	4,895	4,523
Construction in progress		2,475	1,299
		13,828	12,233
Less: accumulated depreciation and amortization		8,026	7,660
		5,802	4,573
Land		238	349
		$6,040	$4,922

During the years ended December 31, 2013 and 2012, depreciation charged to operations amounted to $742,000 and $765,000 respectively. Of these amounts, $580,000 and $605,000 was charged to cost of sales while $162,000 and $160,000 was charged to selling, general and administrative expenses for the years ended December 31, 2013 and 2012, respectively.

In late 2012, management made a decision to sell the Houston, Texas headquarters and consolidate all TP&S and E&I service centers in Beaumont, Texas. The Company and M&I headquarters plan to stay in Houston at leased premises as described in Note 9.

On October 9, 2013, the Company sold the property and improvements at 6410 Long Drive, Houston, Texas. The proceeds were received in cash and resulted in a gain of $128,000 included in other income in the accompanying consolidated statements of operations. The facility was leased by the Company until March 14, 2014 when it relocated to its new leased facilities discussed in Note 9.

(6)	Advances to and Investments in Foreign Joint Ventures’ Operations

The Company has a foreign joint venture agreement and holds a 40% interest in a Chinese company, BOMAY, which builds electrical systems for sale in China. The majority partner in this foreign joint venture is a subsidiary of a major Chinese oil company. M&I made an initial investment of $1.0 million in 2006 and made an additional $1.0 million investment in 2007. The Company’s equity in the income of the foreign joint venture was $2.1 million and $2.6 million for the years ended December 31, 2013 and 2012, respectively. Sales made to the foreign joint venture were $325,000 and $415,000 for the years ended December 31, 2013 and 2012, respectively. Accounts receivable from BOMAY were $119,000 and $73,000 at December 31, 2013 and 2012.

The Company owns a 41% interest in MIEFE which provides additional sales and technical support in Asia. The Company’s equity in the income of the foreign joint venture was $115,000 and $16,000 for the years ended December 31, 2013 and 2012, respectively. Sales made to the foreign joint venture were $225,000 and $65,000 for the years ended December 31, 2013 and 2012, respectively. Accounts receivable from MIEFE was none and $25,000 at December 31, 2013 and 2012, respectively.

The company owns a 49% interest in AAG, a Brazilian Limited Liability Company, formed in 2010. The Company’s equity in the income of the foreign joint venture was $843,000 and $503,000 for the years ended December 31, 2013 and 2012, respectively. Sales made to the foreign joint venture were $4,000 and $49,000 for the years ended December 31, 2013 and 2012. Accounts receivable from AAG was $8,000 at December 31, 2013 and 2012.

The Company’s equity in income of the foreign joint ventures before our foreign operations expenses, totaled $3.0 million and $3.1 million for the years ended December 31, 2013 and 2012, respectively.

During 2013 and 2012, the Company also recognized approximately $267,000 and $343,000, respectively, for employee related expenses directly attributable to the foreign joint ventures.

Sales to foreign joint ventures’ operations are made on an arm’s length basis and intercompany profits, if any, are eliminated in consolidation. Summary financial information of BOMAY, MIEFE and AAG in U.S. dollars was as follows at December 31, 2013 and 2012:

	BOMAY		MIEFE		AAG
	2013	2012	2013	2012	2013	2012
	(in thousands)
Assets:
Total current assets	$94,220	$91,926	$3,855	$3,894	$2,572	$2,241
Total non-current assets	5,122	5,116	114	116	1,550	776
Total assets	$99,342	$97,042	$3,969	$4,010	$4,122	$3,017
Liabilities and equity:
Total liabilities	$72,644	$73,293	$1,197	$1,422	$1,291	$1,511
Total joint ventures equity	26,698	23,749	2,772	2,588	2,831	1,505
Total liabilities and equity	$99,342	$97,042	$3,969	$4,010	$4,122	$3,016
Gross sales	$86,332	$84,639	$7,997	$6,996	$10,658	$7,625
Gross profit	12,130	14,348	2,066	1,547	4,282	2,965
Net income	5,165	6,422	279	39	1,721	1,104

The Company’s investments in and advances to its foreign joint ventures’ operations were as follows as of December 31, 2013 and 2012:

	2013				2012
	BOMAY*	MEIFE	AAG	**TOTAL	BOMAY*	MIEFE	AAG	TOTAL
	(in thousands)				(in thousands)
Investment in joint ventures:
Balance, beginning of year	$2,033	$14	$234	$2,281	$2,033	$14	$284	$2,331
Additional amounts invested and advanced	—	—	(180)	(180)	—	—	(50)	(50)
Balance, end of year	2,033	14	54	2,101	2,033	14	234	2,281
Undistributed earnings:
Balance, beginning of year	$6,400	$755	$661	$7,816	$4,839	$739	$158	$5,736
Equity in earnings (loss)	2,066	115	843	3,024	2,569	16	503	3,088
Dividend distributions	(1,321)	—	(23)	(1,344)	(1,008)	—	—	(1,008)
Balance, end of year	7,145	870	1,481	9,496	6,400	755	661	7,816
Foreign currency translation:
Balance, beginning of year	$1,098	$294	$(81)	$1,311	$1,040	$233	$(32)	$1,240
Change during the year	333	(40)	(168)	125	58	61	(49)	70
Balance, end of year	1,431	254	(249)	1,436	1,098	294	(81)	1,311
Investments, end of year	$10,609	$1,138	$1,286	$13,033	$9,531	$1,063	$814	$11,408
*

Accumulated statutory reserves in equity method investments of $1,857,000 and $1,620,000 at December 31, 2013 and 2012, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

**	See Note 17 for dividends from AAG in 2014.

(7)	Income Taxes

The components of income (loss) before income taxes for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
	(in thousands)
United States	$2,240	$(72)
Foreign	3,024	3,088
	$5,264	$3,016

The components of the provision (benefit) for income taxes by taxing authority for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
	(in thousands)
Current provision:
Federal	$—	$—
Foreign	—	101
States	141	—
Total current provision	141	101
Deferred provision (benefit):
Federal	536	671
Foreign	—	(101)
States	36	36
Total deferred provision (benefit):	572	606
	$713	$707

Significant components of the Company’s deferred federal income taxes were as follows:

	At December 31,
	2013		2012
	Current	Non-Current	Current	Non-Current
	(in thousands)		(in thousands)
Deferred tax assets:
Accrued liabilities	$413	$—	$159	$—
Deferred compensation	—	686	—	363
Allowance for doubtful accounts	120	—	101	—
Inventory	270	—	388	—
Long-term contracts	149	—	80	—
Net operating loss	—	2,909	—	4,205
Intangible assets	—	86	—	111
Foreign tax credit carry forward	—	1,153	—	1,017
Valuation allowance	—	(5,385)	(728)	(5,750)
Deferred tax assets	952	(551)	—	(54)
Deferred tax liabilities:
Equity in foreign investments	—	(3,233)	—	(2,756)
Property and equipment	—	(147)	—	61
Intangible assets	—	(9)	—	(9)
Translation gain	—	(553)	—	(411)
Deferred tax liabilities	—	(3,942)	—	(3,115)
Net deferred tax assets (liabilities)	$952	$(4,493)	$—	$(3,169)

The provision for income taxes for the year ended December 31, 2013 was primarily a non-cash expense of $0.7 million which reflects deferred taxes associated with the Company’s foreign joint ventures. The Company’s deferred tax assets are primarily related to net operating loss carry forwards.  These net operating losses include losses generated by American Access Technologies. Inc. (“AAT”), prior to the Company’s merger in 2007, additional net operating losses, and foreign tax credit carry forwards. A valuation allowance was established at December 31, 2013 and 2012 due to uncertainty regarding future realization of deferred tax assets.   Our total valuation allowance as of December 31, 2013 and 2012 is $5.6 million and $6.4 million, respectively.

The Company has federal net operating loss carry forwards of approximately $7.4 million which include $7.4 million acquired from AAT that are subject to the utilization limitation under Section 382 of the Internal Revenue Code. The Company has state net operating losses of $11 million.  These tax loss carry forwards are available to offset future taxable income and expire if unused during the federal tax year ending December 31, 2019 through 2031.

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

The difference between the effective income tax rate reflected in the provision for income taxes and the amounts, which would be determined by applying the statutory income tax rate of 34%, is summarized as follows:

	2013	2012
	(in thousands)
(Provision for) benefit from U.S federal statutory rate	$(1,798)	$(1,032)
Effect of state income taxes	(141)	(49)
Non-deductible business meals and entertainment expenses	(18)	(95)
Foreign income taxes included in equity in earnings	551	—
Adjustment of net operating loss carry forwards based on IRS audit, accrual to return adjustments and other	(153)	—
Change in valuation allowance	846	469
Total (Expense)	$(713)	$(707)

The Company files income tax returns in the United States. Federal jurisdiction and various state jurisdictions.

(8)	Notes Payable

The components of notes payable at December 31, 2013 and 2012 are as follows:

	2013	2012
	(In thousands)
Revolving credit agreement	$500	$500
Capital lease obligation (Note 9)	—	54
Total notes payable	500	554
Less current portion of capital lease obligation	—	(54)
Non-current notes payable	$500	$500

Revolving Credit Agreement

On November 30, 2013, the Company entered into a $10.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A.  The agreement replaced in its entirety the company’s prior credit agreement, as amended, originally entered into with JPMorgan Chase Bank, N.A. in October of 2007.

The 2013 agreement has a maturity date of October 1, 2015.   Under the agreement, the credit facility’s interest rate is LIBOR plus 3.25% per annum and a commitment fee of 0.3% per annum on the unused portion of the credit limit each quarter.

The 2013 agreement provides for usual and customary covenants and restrictions  including that the borrower must maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and will not permit the ratio of consolidated total liabilities to consolidated net worth to exceed 1.00.   Additionally, the borrower will not permit, at the end of each calendar quarter, for its net income for the most recently ended six month period to be less than $1.00.

The agreement is collateralized by the Company’s real estate in Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-process, and the Company’s U.S. subsidiaries are guarantors of the borrowing.

The Company had $0.5 million of borrowings outstanding under the JPMorgan Chase N.A. credit agreement at both December 31, 2013 and December 31, 2012.  The company had additional borrowing capacity of $7.9 million and $6.9 million at

December 31, 2013 and December 31, 2012 respectively. Prior to July 27, 2012, the interest rate on the Company’s borrowings was 30 day LIBOR rate plus 2.75% per year.

On May 1, 2012 the Company and Chase executed consent and amendment to the credit agreement to allow for the $5 million convertible preferred stock transaction as discussed in Note 11.

(9)	Leases

New Corporate Office Lease

In late December 2013 the Company executed a new lease for office space at 1250 Wood Branch Park Drive, Houston, Texas. The lease covers approximately 13,000 square feet.

The term of the lease is 64 months and commences upon completion of tenant improvements, which were completed in March 2014.

The Company leases equipment (principally trucks and forklifts) under operating lease agreements that expire at various dates to 2016. Rental expense relating to operating leases and other short-term leases for the years ended December 31, 2013 and 2012, amounted to approximately $0.3 million and $0.5 million, respectively.

The following is a schedule of future lease payments:

Year Ending December 31,	Amount
(In thousands)
2014	$443
2015	438
2016	423
2017	347
2018	348
2019	175
$2,174

(10)	Stock and Stock-based Compensation

Employee Stock Purchase Plan

The Company issued 4,697 and 4,839 shares of Company stock during 2013 and 2012, respectively, in connection with an Employee Stock Purchase Plan that commenced in April 2008.

Restricted Stock Units

During 2013 and 2012, the Board of Directors approved the grants of approximately 235,000 and 285,000 restricted stock units (“RSU”s) to members of management and key employees as part of the 2007 Employee Stock Incentive Plan. In May 2010, the stockholders of the Company approved amendments to the 2007 Employee Stock Incentive Plan to increase the number of shares available for issuance under the plan from 300,000 shares to 800,000 shares of stock. In June 2012, the stockholders of the Company approved amendments to the 2007 Employee Stock Incentive Plan to increase the number of shares available for issuance under the plan from 800,000 shares to 1,100,000 shares of stock. The number of RSUs awarded is generally subject to the substantial achievement of budgeted performance and other individual metrics in the year granted. The RSUs do not have voting rights of the common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually vested and issued. In general, the awards convert to common stock on a one to one basis in 25% increments over four years from the grant date subject to a continuing employment obligation.

The following table summarizes the activity for unvested restricted stock units for the years ended December 31, 2013 and 2012:

	Units	Weighted Average Fair Value Per RSU
Unvested restricted stock units at December 31, 2011	321,064	$2.71
Awarded	283,998	$4.35
Vested	(90,056)	$2.52
Forfeited	(123,593)	$2.17
Unvested restricted stock units at December 31, 2012	391,413	$4.11
Awarded	234,525	$5.00
Vested	(99,844)	$3.15
Forfeited	(54,464)	$3.40
Unvested restricted stock units at December 31, 2013	471,630	$4.77

Compensation expense of approximately $818,000 and $342,000 was recorded in general administrative expense for the years ended December 31, 2013 and 2012, respectively, to reflect the fair value of the original RSU’s granted or anticipated to be granted less forfeitures, amortized over the portion of the vesting period occurring during the period. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Stock Market (“NASDAQ”) on the grant date. Based upon the fair value on the grant date of the number of shares awarded or expected to be awarded, it is anticipated that approximately $2.0 million of additional compensation cost will be recognized in future periods through 2017. The weighted average period over which this additional compensation cost will be expensed is 2 years.

During February 2014, the Board of Directors approved the grants of approximately 168,000 RSUs in conjunction with the Plan, of which, approximately 150,000 units are subject to 2014 fiscal performance measures.

Stock Options

The Company recognizes compensation expense related to stock options in accordance with ASC 718 and has measured the share-based compensation expense for stock options granted during the year ended December 31, 2008 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The weighted average fair values were calculated using the Black Scholes-Merton option pricing model. There were no options issued in 2013 or 2012.

Details of stock option activity during the years ended December 31, 2013 and 2012 follows:

	2013	2013 Weighted Average Exercise Price	2012	2012 Weighted Average Exercise Price
Outstanding at beginning of year	25,778	$4.23	55,855	$4.31
Options granted	—	—	—	—
Options exercised	(3,827)	4.09	(4,850)	4.09
Options forfeited	(5,007)	5.11	(11,848)	4.82
Options expired	—	—	(13,379)	4.09
Outstanding at end of year	16,944	4.09	25,778	4.23
Exercisable at end of year	16,944	$4.09	25,778	$4.23

A summary of outstanding stock options as of December 31, 2013 follows:

Number of Options	Expires	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
16,944	2014	0.1 years	$4.09	$—
16,944			$4.09

Compensation expense of approximately $20,000 and $16,000 was recorded in the years ended December 31, 2013 and 2012, respectively, which is included in general and administrative expenses in the consolidated statements of operations. As of December 31, 2013, there was no unrecognized compensation cost related to stock option awards.

Board of Directors Compensation

Directors who are not employees of the Company and who do not have a compensatory agreement providing for service as a director of the Company receive a retainer fee payable quarterly. Eligible directors may elect to defer 50% to 100% of their retainer fee, which may be used to acquire common stock of the Company at the fair market value on the date the retainer fee would otherwise be paid, acquire stock units equivalent to the fair market value of the Company’s common stock on the date the retainer fee would otherwise be paid, or be paid in cash. During the years ended December 31, 2013 and 2012, directors of the Company elected to defer retainer fees to acquire approximately 6,000 and 6,000, respectively, stock units. Compensation expense of approximately $32,000 and $27,000 was recorded in the years ended December 31, 2013 and 2012 respectively, which is included in general and administrative expenses in the consolidated statements of operations.

(11)	Redeemable Convertible Preferred Stock

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

Based on these calculations and the actual consideration, the warrants were valued at $840,000 and the Series A Convertible Preferred Stock was valued at $4,160,000.

The initial values allocated to the warrants were recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the warrants is accreted to retained earnings through the scheduled redemption date of the mandatorily redeemable Series A Convertible Preferred Stock. Discount accretion for the year 2013 totaled $42 and $34 in 2012.

(12)	Employee Benefit and Bonus Plans

The employees of the Company are eligible to participate in a 401(k) plan sponsored by the Company. The plan is a defined contribution 401(k) Savings and Profit Sharing Plan (the “Plan”) that covers all full-time employees who meet certain age and service requirements. Employees may contribute up to 20% of their annual gross pay through salary deferrals. The Company may provide discretionary contributions to the Plan as determined by the Board of Directors. For the years ended December 31, 2013 the Company contributed $201,000 to the plan and $81,000 in 2012.

The Company maintains an “Executive Performance” bonus plan, which covers approximately 45 key employees. Under the plan, the participants receive a percentage of a bonus pool based primarily on pre-tax income in relation to budget. The Board of Directors approves the Executive Performance plan at the beginning of each year. During the years ended December 31, 2013 and 2012, the Company recorded approximately $813,000 and $650,000 under the plan, respectively, all of which was included in accrued payroll and benefits expenses as of the respective year end.

(13)	Related Party Transactions

During 2013 and 2012, the Company received legal advice on various Company matters from a law firm related to a director of the Company. The Company incurred expenses totaling approximately $89,000 and $70,000 related to these services during 2013 and 2012, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2013 and 2012, there were no outstanding amounts owed to this law firm for services provided.

In August 2009, the Company entered into an employment agreement (amended in 2012 and 2013) with the Executive Chairman of the Board of Directors (“Executive Chairman”), whereby the Company compensated the Executive Chairman $130,000 and $120,000 during 2013 and 2012, respectively. Under the terms of the agreement, the Executive Chairman will assist in international joint venture relations and operations, technical developments, manufacturing and transformative business development projects and other special projects assigned by the Company. In November 2013, the Company amended the agreement to extend the term through 2015 with annual compensation of $130,000 and $130,000 for 2014 and 2015. In addition, the amendment included a bonus equal to 1% of the amount reported by the Company as equity income from foreign joint ventures’ operations in the consolidated statements of operations. During 2013 and 2012, the Company paid compensation of $157,570 and $150,878, respectively, under the terms of the agreement, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

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

The table below represents segment results for the years ended December 31, 2013, and 2012.

	2013	2012
Net sales:
Technical Products and Services	$49,150	$38,973
Electrical and Instrumentation Construction	10,089	9,196
American Access Technologies	6,091	5,896
	$65,330	$54,065
Gross profit (loss):
Technical Products and Services	$9,072	$6,649
Electrical and Instrumentation Construction	2,095	513
American Access Technologies	648	961
	$11,815	$8,123
Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations
Technical Products and Services	$8,061	$6,012
Electrical and Instrumentation Construction	2,096	513
American Access Technologies	(712)	(484)
Corporate and other unallocated expenses	(6,995)	(5,622)
Income (loss) from domestic operations	2,450	419
Equity income from BOMAY	2,066	2,569
Equity income from MIEFE	115	16
Equity income (loss) from AAG	843	503
Foreign operations expenses	(267)	(343)
Net equity income from foreign joint ventures’ operations	2,757	2,745
Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations	$5,207	$3,164

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

The following table reflects the quarterly information for the applicable time periods.

	2013
	Q1	Q2	Q3	Q4	Total
Net Sales	$14,430	$15,169	$17,585	$18,146	$65,330
Gross Profit	2,980	2,396	2,867	3,572	11,815
Net income (loss)	1,653	1,063	901	592	4,209
Earnings (loss) per share:
Basic	$0.21	$0.13	$0.11	$0.07	$0.53

	2012
	Q1	Q2	Q3	Q4	Total
Net Sales	$14,432	$12,872	$11,725	$15,035	$54,065
Gross Profit	1,772	2,172	1,689	2,490	8,123
Net income (loss)	334	761	500	487	2,084
Earnings (loss) per share:
Basic	$0.04	$0.10	$0.06	$0.06	$0.26

(15)	Commitments and Contingencies

On September 1, 1999, the Company created a group medical and hospitalization minimum premium insurance program. For the policy year ended August 2013, the Company is liable for all claims each year up to $60,000 per insured, or $1.3 million in the aggregate. An outside insurance company insures any claims in excess of these amounts. The Company’s expense for this minimum premium insurance totaled $879,000 and $845,000 during the years ended December 31, 2013 and 2012. Insurance reserves included in accrued payroll and benefits in the accompanying consolidated balance sheets were approximately $254,000 and $225,000 at December 31, 2013 and 2012.

(16)	Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding for the year ended December 31, 2013 and 2012. Diluted earnings (loss) per common share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and other units subject to anti-dilution limitations.

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except share and per share data):

	Year Ended December 31,
	2013	2012
Net income (loss)	$4,209	$2,084
Weighted average basic shares	7,990,690	7,901,225
Dilutive effect of stock options, restricted stock units, preferred stock and warrants	1,481,816	357,517
Total weighted average diluted shares with assumed conversions	9,472,506	8,258,742
Earnings loss per common share:
Basic	$0.53	$0.26
Dilutive	$0.48	$0.25

(17)	Subsequent Event Brazil Dividend

The Company received a dividend distribution from its AAG JV of approximately $830,000 on March 20, 2014 on its 49% share.  It is not expected that the distribution will reoccur in 2015.

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

10.15	Summary of Non-Employee Director compensation effective January 1, 2014.
10.18	Amended and Restated Credit Agreement between Registrant and JP Morgan Chase Bank, N.A. dated November 30, 2013.
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

10.25	Deferred Compensation Plan for executives. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009.)*
10.27	Notification of annual salary and target for performance bonus compensation. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009.)*
10.28	Outline of Supplemental Senior Management Performance Bonus Program for Fiscal 2010. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed March 4, 2010)*
10.29	Employment Agreement with Arthur G. Dauber dated August 25, 2009. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 27, 2009)*
10.33	Amendment No. 1 to Employment Agreement with Arthur G. Dauber. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 30, 2010)*

10.34	Amendment to Employment Agreement with Arthur G. Dauber. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 13, 2012)*
10.35	Employment Agreement with Charles M. Dauber dated November 6, 2013. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 13, 2013) *
10.36	Employment Agreement with Andrew L. Puhala. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 23, 2013) *
10.37	Summary of Compensation for Named Executive Officers 2014.*
14	Code of Ethics. (Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB filed March 21, 2004.)
21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008)
23.1	Consent of Ham, Langston & Brezina, LLP
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Accounting Officer.
32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Accounting Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
**

Appointment of Edward L. Kuntz, a director of the Board and member of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee as of September 15, 2013. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 19, 2013).