Form 10-Q
period 2014-03-31
American Electric Technologies Inc
filed 2014-05-14
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

Commission File No. 000-24575

AMERICAN ELECTRIC TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3410234
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1250 Wood Branch Park Drive, Suite 600, Houston, TX 77079

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

As of April 24, 2014, the registrant had 8,176,083 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended March 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2014	December 31,
	(unaudited)	2013
Assets
Current assets:
Cash and cash equivalents	$1,725	$4,148
Accounts receivable-trade, net of allowance of $342 and $288 at March 31, 2014 and December 31, 2013	12,932	11,480
Inventories, net of allowance of $199 and $237 at March 31, 2014 and December 31, 2013	6,093	5,216
Cost and estimated earnings in excess of billings on uncompleted contracts	5,204	5,312
Prepaid expenses and other current assets	532	439
Total current assets	26,486	26,595
Property, plant and equipment, net	7,501	6,040
Advances to and investments in foreign joint ventures	12,825	13,033
Other assets	136	168
Total assets	$46,948	$45,836
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,960	5,850
Accrued payroll and benefits	1,179	1,911
Other accrued expenses	229	411
Billings in excess of costs and estimated earnings on uncompleted contracts	1,508	3,021
Short-term notes payable	—	—
Other current liabilities	70	120
Total current liabilities	10,946	11,313
Notes payable	1,500	500
Deferred income taxes	3,592	3,541
Deferred compensation	230	211
Total liabilities	16,268	15,565
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $753 at March 31, 2014 and $764 at December 31, 2013; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013	4,247	4,236
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,176,083 and 8,008,759 shares issued and outstanding at March 31, 2014 and December 31, 2013	8	8
Treasury stock, at cost (108,976 shares at March 31, 2014 and 49,863 shares at December 31, 2013)	(704)	(238)
Additional paid-in capital	10,767	10,494
Accumulated other comprehensive income	1,080	983
Retained earnings; including accumulated statutory reserves in equity method investments of $1,857 at March 31, 2014 and December 31, 2013	15,282	14,788
Total stockholders’ equity	26,433	26,035
Total liabilities and stockholders’ equity	$46,948	$45,836

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Net sales	$17,400	$14,430
Cost of sales	14,828	11,450
Gross profit	2,572	2,980
Operating expenses:
Research and development	66	169
Selling and marketing	819	665
General and administrative	1,457	1,544
Total operating expenses	2,342	2,378
Income (loss) from domestic operations	230	602
Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	474	1,458
Foreign joint ventures’ operations related expenses	(112)	(51)
Net equity income from foreign joint ventures’ operations:	362	1,407
Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations	592	2,009
Other income (expense):
Interest expense and other, net	(12)	(16)
Income before income taxes	580	1,993
Provision for income taxes	—	255
Net income (loss) before dividends on redeemable convertible preferred stock	580	1,738
Dividends on redeemable convertible preferred stock	86	85
Net income (loss) attributable to common stockholders	$494	$1,653
Earnings (loss) per common share:
Basic	$0.06	$0.21
Diluted	0.06	0.18
Weighted - average number of common shares outstanding:
Basic	8,053,497	7,949,571
Diluted	8,625,258	9,383,378

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$580	$1,738
Other comprehensive income:
Foreign currency translation gain, net deferred income taxes of $50 and $16 for the three months ended March 31, 2014 and 2013	98	32
Total comprehensive income (loss)	$678	$1,770

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$580	$1,738
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision (benefit)	—	255
Equity income from foreign joint ventures’ operations	(474)	(1,458)
Depreciation and amortization	232	186
Stock based compensation	190	197
Provision for bad debt	—	110
Allowance for obsolete inventory	(38)	8
Gain on sale of property and equipment	—	—
Deferred compensation costs	19	33
Change in operating assets and liabilities:
Accounts receivable	(1,455)	(1,793)
Dividend declared receivables	—	—
Income taxes payable	(49)	8
Inventories	(839)	422
Costs and estimated earnings in excess of billings on uncompleted contracts	108	(371)
Prepaid expenses and other current assets	(90)	276
Accounts payable and accrued liabilities	1,195	1,761
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,513)	(113)
Net cash provided by (used in) operating activities	(2,134)	1,259
Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(1,661)	(277)
Proceeds from disposal of property, plant and equipment	—	—
Investment (in) foreign joint ventures’ operations	—	—
Proceeds from foreign joint ventures’ operations dividends	830	—
Net cash provided by (used in) from investing activities	(831)	(277)
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	83	6
Treasury stocks purchase	(466)	(147)
Preferred stock cash dividend	(75)	(75)
Advances from (repayment of) credit facility	1,000	—
Capital lease obligation payment	—	(40)
Principal payments on short-term notes payable	—	—
Net cash provided by (used in) financing activities	542	(256)
Net increase (decrease) in cash and cash equivalents	(2,423)	726
Cash and cash equivalents, beginning of year	4,148	4,477
Cash and cash equivalents, end of year	$1,725	$5,203
Supplemental disclosures of cash flow information:
Interest paid	$27	$7
Income taxes paid	$179	$1

The accompanying notes are an integral part of the condensed consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and its wholly-owned subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of March 31, 2014 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2014 and results of operations for the three months ending March 31, 2014 and 2013. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s consolidated financial statements included in on our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed on March 28, 2014.

2. Earnings Per Common Share

Basic earnings per common share is based on the weighted average number of common shares outstanding for the three months ended March 31, 2014 and 2013. Diluted earnings per common share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed conversion of convertible instruments, exercise of all potentially dilutive stock options and other stock units subject to anti-dilution limitations.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except shares and per share data):

	Three Months Ended
	March 31,
	2014	2013
Net income attributable to common stockholders	$494	$1,653
Weighted average basic shares	8,053,497	7,949,571
Dilutive effect of preferred stocks*, stock options and restricted stock units	571,761	1,433,807
Total weighted average diluted shares	8,625,258	9,383,378
Earnings per common share:
Basic	$0.06	$0.21
Dilutive	$0.06	$0.18

*Preferred stock was anti-dilutive in 2014 and excluded.

3. Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU No. 2013-01 was issued to clarify that ordinary trade receivables and receivables are not within the scope of ASU No. 2011-11. ASU No. 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netter arrangement or similar agreement. ASU No. 2013-01 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those periods. The adoption of ASU No. 2013-01 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU No. 2013-05 provides guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, ASU No. 2013-05 provides guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisition. ASU No. 2013-05 is effective on a prospective basis for annual periods beginning after December 15, 2013 and interim periods within those periods. The adoption of ASU No. 2013-05 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under ASU No. 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, ASU No. 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance also requires disclosure of pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU No. 2014-08 is effective in the first quarter of 2015 with early adoption permitted. Management is currently evaluating the impact of ASU No. 2014-08 on the Company’s consolidated financial position, results of operations and disclosures.

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

The following are selected financial details regarding the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2014	2013
Net sales:
Technical Products and Services	$14,086	$10,480
Electrical and Instrumentation Construction	1,762	2,528
American Access Technologies	1,552	1,422
	$17,400	$14,430
Gross profit:
Technical Products and Services	$2,130	$1,857
Electrical and Instrumentation Construction	305	908
American Access Technologies	137	215
	$2,572	$2,980
Income from domestic operations and net equity income from foreign joint ventures’ operations:
Technical Products and Services	$2,027	$1,554
Electrical and Instrumentation Construction	305	908
American Access Technologies	(268)	(75)
Corporate and other unallocated expenses	(1,834)	(1,785)
Income from domestic operations	230	602
Equity income from BOMAY	548	1,001
Equity income (loss) from MIEFE	(36)	20
Equity income (loss) from AAG	(38)	437
Foreign operations (expenses)	(112)	(51)
Net equity income from foreign joint ventures’ operations	362	1,407
Income from domestic operations and net equity income from foreign joint ventures’ operations	$592	$2,009

The Company’s management does not separately review and analyze its assets on a segment basis for TP&S, E&I, and AAT and all assets for the segments are recorded within the corporate segment’s records. Corporate and other unallocated general and administrative expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments. With the exception of equity income from foreign joint ventures’ operations and joint venture management related expenses, all other costs, expenses and other income have been allocated to their respective segments.

5. Investments in Foreign Joint Ventures

We have interests in three joint ventures outside of the United States of America (“U.S.”) which are accounted for on the equity method:

—

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest;

—	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 41% interest, MIEFE’s general manager holds a 8% interest and, Sonepar, (private company) of France holds a 51% interest, and;
—	AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which the Company holds a 49% interest, and Beppe Hans Eddy Askerbo, of Brazil, holds a 51% interest.

Sales to joint ventures are made on an arm’s length basis.

Summary financial information of our foreign joint ventures in U.S. dollars was as follows at March 31, 2014 (unaudited) and December 31, 2013 and the three months ended March 31, 2014 and 2013 (in thousands):

	BOMAY		MIEFE		AAG
	2014	2013	2014	2013	2014	2013
Assets:
Total current assets	$96,995	$107,257	$4,273	$4,287	$1,558	$3,695
Total non-current assets	5,006	5,059	115	115	518	823
Total assets	$102,001	$112,316	$4,388	$4,402	$2,076	$4,518
Liabilities and equity:
Total liabilities	$74,196	$85,858	$1,690	$1,800	$989	$2,163
Total joint ventures’ equity	27,805	26,458	2,698	2,602	1,087	2,355
Total liabilities and equity	$102,001	$112,316	$4,388	$4,402	$2,076	$4,518

	Three Months Ended March 31,
	BOMAY		MIEFE		AAG
	2014	2013	2014	2013	2014	2013

Revenue	$19,604	$33,509	$824	$2,667	$782	$3,485
Gross Profit	$2,935	$4,288	$359	$482	$109	$1,556
Earnings	$1,371	$2,502	$94	$48	$(73)	$891

The following is a summary of activity in investments in foreign joint ventures for the three months ended March 31, 2014, (unaudited):

	March 31, 2014
	BOMAY	MIEFE	AAG	TOTAL
	(in thousands)
Investments in foreign joint ventures:
Balance at December 31, 2013	$10,609	$1,138	$1,286	$13,033
Equity in earnings (loss) in 2014	548	(38)	(36)	474
Dividend distributions in 2014	—	—	(830)	(830)
Foreign currency translation adjustment	(31)	8	171	148
Investments, end of period	$11,126	$1,108	$591	$12,825

Components of investments in foreign joint ventures:
Investment in joint ventures	$2,033	$15	$54	$2,102
Undistributed earnings	7,693	831	615	9,139
Foreign currency translation	1,400	262	(78)	1,584
Investments, end of period	$11,126	$1,108	$591	$12,825

*

Accumulated statutory reserves in equity method investments of $1.9 million at March 31, 2014 and December 31, 2013 are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

6. Notes Payable

Revolving Credit Agreement

On November 30, 2013, the Company entered into a $10 million Amended and Restated Credit Agreement with JP Morgan Chase Bank, N.A. The agreement replaced in its entirety the Company’s prior credit agreement, as amended, originally entered into with JP Morgan Chase Bank, N.A. in October of 2007.

The 2013 agreement has a maturity date of October 1, 2015. Under the agreement, the credit facility’s interest rate is London Interbank Offered Rate (“LIBOR”) (0.15% at March 31, 2014) plus 3.25% per annum and a commitment fee of 0.3% per annum on the unused portion of the credit limit each quarter. The 2013 agreement provides for usual and customary covenants and restrictions including that the borrower must maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and will not permit the ratio of consolidated total liabilities to consolidated net worth to exceed 1.00. Additionally, the borrower will not permit, at the end of each calendar quarter, for its net income for the most recently ended six month period to be less than $1.00.

The agreement is collateralized by the Company’s real estate in Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-progress, and the Company’s U.S. subsidiaries are guarantors of the borrowing.

The Company has $1.5 million of borrowings outstanding under the JP Morgan Chase N.A. credit agreement at March 31, 2014 and $0.5 million at December 31, 2013. The company had additional borrowing capacity of $8.4 million and $7.9 million at March 31, 2014 and December 31, 2013 respectively.

In conjunction with the facility expansion at Beaumont, interest is being capitalized at the 30 day LIBOR rate. Interest capitalized for three months ending March 31, 2014 and 2013 was $5,000 and $0 respectively.

7. Inventories

Inventories consisted of the following at March 31, 2014 (unaudited) and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
	(in thousands)
Raw materials	$1,141	$1,493
Work-in-process	4,048	2,834
Finished goods	1,103	1,126
	6,292	5,453
Less: allowance	(199)	(237)
Total inventories	$6,093	$5,216

8. Income Taxes

It was determined in the fourth quarter of 2011 that due to the Internal Revenue Code’s Section 382 limitations on our ability to utilize the net operating losses carry forwards of approximately $9.8 million generated by American Access Technologies, Inc., prior to the Company’s merger in 2007 and subsequent net operating losses and foreign tax credit carry forwards, a full valuation allowance was warranted in the fourth quarter of 2011. As such, the tax provision on U.S. income generated in 2014 and 2013 is offset by a reduction of the valuation allowance provided in 2011. The tax provision for 2014 and 2013 reflects a 34% U.S. tax rate related to the equity in foreign joint ventures’ operations, net of dividends received for an effective rate of 0% and 13% because of the mix of US income or loss and foreign equity income.

9. Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of March 31, 2014 and December 31, 2013 because of the relatively short maturity of these instruments.

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

10. Redeemable Convertible Preferred Stock

The initial value allocated to the warrants was recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the warrants is accreted to retained earnings through the schedule redemption date of the redeemable Series A Convertible Preferred Stock. Discount accretion for the three months 2014 and 2013 totaled $11 and $10.

11. Leases

New Corporate Office Lease

In late December 2013, the Company executed a new lease for office space at 1250 Wood Branch Park Drive, Houston, Texas. The lease covers approximately 13,000 square feet.

The term of the lease is 64 months and commences upon completion of tenant improvements, which were completed in March 2014.

The Company leases equipment (principally trucks and forklifts) under operating lease agreements that expire at various dates to 2016. Rental expense relating to operating leases and other short-term leases for the three months ended March 31, 2014 and 2013 amounted to approximately $64,000 and $72,000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements included in the 2013 Annual Report on Form 10-K filed on March 28, 2014. Historical results and percentage relationships set forth in the condensed consolidated statements of operations and cash flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.

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

These statements, including statements regarding our capital needs, business strategy, expectations and intentions, are subject to numerous risks and uncertainties, many of which are beyond our control, including our ability to maintain key products’ sales or effectively react to other risks including those discussed in Part I, Item 1A, Risk Factors, of our 2013 Annual Report on Form 10-K filed on March 28, 2014. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

BUSINESS

American Electric Technologies, Inc. (the “Company”, “AETI”, “our”, “us” or “we”) was incorporated on October 21, 1996 as a Florida corporation under the name American Access Technologies, Inc. On May 15, 2007, we completed a business combination (the “M&I Merger”) with M&I Electric Industries, Inc. (“M&I”), a Texas corporation, and changed our name to American Electric Technologies, Inc. Our principal executive offices are located at 1250 Wood Branch Park Drive, Houston, Suite 600, Texas 77079 and our telephone number is 713-644-8182. Prior to the M&I Merger, our business consisted of the operations of the American Access segment described below.

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of both M&I Electric Industries, Inc. and American Access Technologies, Inc. The Company reports financial data for three operating segments: the Technical Products and Services (“TP&S”) segment and the Electrical and Instrumentation Construction (“E&I”) segment; which together encompass the operations of M&I, including its wholly-owned subsidiary, South Coast Electric Systems, LLC and its interest in international joint ventures’ operations in China, Singapore and Brazil; and the American Access (“AAT”) segment, which encompasses the operations of our wholly-owned subsidiary, American Access Technologies, Inc., including its Omega Metals division.

Foreign Joint Ventures

We have interests in three joint ventures outside of the U. S. which are accounted for on the equity method:

—

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest;

—	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 41% interest; MIEFE’s general manager holds an 8% interest and, Sonepar (private company) of France, holds a 51% interest, and;
—	AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which the Company holds a 49% interest and, Beppe Hans Eddy Askerbo, of Brazil, holds a 51% interest.

Domestic Operations

We are a leading provider of power delivery solutions to the global energy industry.

The principal markets that we serve include:

—	Oil & gas – the Company provides “turn-key” power delivery solutions for the upstream, midstream and downstream oil and natural gas markets.

—

Upstream relates to the exploration and production of oil and natural gas. The Company serves customers in the land drilling, offshore drilling, land-based production, and offshore production segments of the market.

—

Midstream, which is primarily related to oil & gas transportation, including oil & gas pipelines and compression and pumping stations. The Company also has a strong business in natural gas fractionation (separation) plants.

—	Downstream, which includes oil refining and petrochemical plants, as well as Liquefied Natural Gas (LNG) plants, export facilities, and storage facilities.
—	Power generation and distribution– the Company also provides turnkey power delivery solutions for the generation and distribution of power.
—	Distributed power generation includes on-site power generation, co-generation and independent power production customers.
—	Renewable power generation includes utility-scale solar power, as well as biomass power generation, geothermal power generation and other renewable energy related businesses.
—	Power distribution includes utility distribution markets such as substations.
—	Marine and industrial
—	Marine includes vessels such as platform supply vessels (PSV), offshore supply vessels (OSV), tankers and other various work boats, typically up to 300 ft. in length.
—	Industrial, including non-oil & gas industrial markets such as steel, paper, heavy commercial, and other non-oil & gas segments

A key component of our company’s strategy is our international focus. We have two primary models for conducting our international business. First, we sell directly and through foreign sales agents that we have appointed. Many of those international partners also provide local service and support for our products in those overseas markets. Second, where local market conditions dictate, we have expanded internationally by forming joint venture operations with local companies in key markets such as China, Brazil and Singapore, where we can partner with the primary end-customer in those markets, there are local content requirements, or there is a competitive advantage for utilizing local manufacturing.

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

Industry Conditions

Our power distribution products which support the oil and gas industry are capital-intensive and cyclical in nature. The U.S. shale drilling activity and related production continues to favorably impact the demand for our technical products and services. Our products marketed through our joint ventures in China, Singapore and Brazil are experiencing changing market conditions related to the energy demands in these regions coupled with economic weakness.

TP&S

Our M&I Electric business has provided sophisticated custom-designed power distribution, power conversion, and automation and control systems for the energy industry since 1946. Our products are used to safely distribute and control the flow of electricity from the source of the power being generated (e.g. a diesel generator or the utility grid) to whatever mechanical device needs to use the power (drilling machinery, motors, other process equipment, etc.) at low and medium voltages.

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

Our automation and control solutions include PLC-based systems for the management of power in a user’s application. Our DrillAssist for land and offshore drilling and our vessel management systems for marine vessels are complete systems that enable the management of the drilling rig. DrillAssist includes auto-drill capabilities and a driller’s chair where the drilling rig operator manages the rig. DrillAssist and our vessel management system are based on technology from our March 2012 acquisition of the assets of Amnor Technologies, Inc.

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

OVERALL RESULTS OF OPERATIONS

The following table represents revenue and income (loss) from domestic operations and equity in foreign joint ventures attributable to the business segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Net sales:
Technical Products and Services	$14,086	$10,480
Electrical and Instrumentation Construction	1,762	2,528
American Access Technologies	1,552	1,422
	$17,400	$14,430
Gross profit:
Technical Products and Services	$2,130	$1,857
Electrical and Instrumentation Construction	305	908
American Access Technologies	137	215
	$2,572	$2,980
Operating income (loss) from domestic operations and net equity in foreign joint ventures’ operations:
Technical Products and Services	$2,027	$1,554
Electrical and Instrumentation Construction	305	908
American Access Technologies	(268)	(75)
Corporate and other unallocated expenses	(1,834)	(1,785)
Income (loss) from domestic operations	230	602
Equity income from BOMAY	548	1,001
Equity income /(loss) from MIEFE	(36)	20
Equity income /(loss) from AAG	(38)	437
Foreign operations expenses	(112)	(51)

Net equity income from foreign joint ventures’ operations	362	1,407
Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations	$592	$2,009

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

Non-U.S GAAP Financial Measures

A non-U.S. GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. Please see the Company’s Annual Report on Form 10-K for 2013 filed on March 28, 2014 for a more in depth discussion of this indicator.

The table below shows the reconciliation of Net income (loss) attributable to common stockholders to Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months ended March 31,
	2014	2013
Net income (loss) attributable to common stockholders	$494	$1,653
Add: Dividends on redeemable convertible preferred stocks	86	85
Depreciation and amortization	232	186
Interest expense and other, net	12	16
Provision (benefit) for income taxes	—	255
EBITDA	$824	$2,195

Business Sectors Disclosures

Based on the increasing importance of the oil and gas sector for our business, management has begun capturing our financial results in three major market sectors in 2013. These sectors are: Oil and Gas; Power Generation and Distribution; and Marine and Other Industrials as discussed in Domestic Operations starting on page 13. This information is supplemental and provided to allow investors to follow our future success at marketing to various customer groups.

	For the Three Months Ended March 31, 2014 and 2013
	(in thousands)
2014	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$13,635	$658	$3,107	$17,400
Gross Profit	2,076	131	365	2,572
Gross Profit as % of Revenue	15%	20%	12%	15%

2013
Revenue	$9,081	$482	$4,867	$14,430
Gross Profit	1,955	101	924	2,980
Gross Profit as of % of Revenue	22%	21%	19%	21%

Three Months Ended March 31, 2014 as Compared with the Three Months Ended March 31, 2013

Consolidated revenues increased $3.0 million at $17.4 million for the quarter ended March 31, 2014 from the comparable period in 2013. The TP&S segment’s revenue increase of $3.6 million or 34% was offset by a decrease in the E&I segment. The TP&S’s strong revenue growth is primarily due to increased demand for its technical products related to the continuing oil and gas related activity.

Consolidated gross profit for the quarter was $2.6 million. The consolidated gross profit decreased by $0.4 million compared to the prior year’s first quarter. This decrease was mainly attributable to decrease in the E&I and AAT segments partially offset by the increase of the TP&S segment. Decreased revenue and lower margins in both AAT and E&I segments reduced the gross profit compared to the same period in 2013, while the TP&S increase reflected increased focus on oil and gas projects with higher margins.

Segment Comparisons

The TP&S segment’s revenue increased $3.6 million from $10.5 million for the quarter ended March 31, 2013, to $14.1 million for the quarter ended March 31, 2014, a 34% improvement which reflects the continued focus in the oil and gas market. Gross profit for the segment for the quarter ended March 31, 2014 was $2.1 million, an increase of $0.3 million over the quarter ended March 31, 2013.

The E&I segment reported revenue of $1.8 million for the quarter ended March 31, 2014, a decrease of $0.8 million, or 30%, from the quarter ended March 31, 2014, which primarily reflects a decrease in the field work related to construction activities on power houses combined with the decreased revenue from independent industrial projects. Gross profit for the E&I segment during the quarter ended March 31, 2014 was $0.3 million, a decrease of $0.6 million from the prior year’s first quarter results due to extended work on fixed price contracts.

The AAT segment reported revenue of $1.6 million for the quarter ended March 31, 2014, up $0.1 million from the comparable prior year period, a 9% increase. Gross profit went down by $0.1 million for the quarter ended March 31, 2014, from $0.2 million in the prior year quarterly period. Gross profit as a percentage of net revenue decreased to 9% for the quarter ended March 31, 2014 from 15% in the comparable 2013 quarterly period. This segment continues to be challenged by competitive pricing and foreign competition.

The Company (AETI) continues to explore alternatives to address the financial performance of its AAT segment, including: a potential sale of AAT; the sale of certain of AAT’s assets; or redeploying these assets to other segments. No decision has been made and the business entity AAT continues to operate as a going concern. We expect to resolve this uncertainty during 2014

Research and development costs for the quarter ended March 31, 2014 were down to $66,000 from $169,000 for the quarter ended March 31, 2013, much of which relate to the continued development of the Company’s drilling controls systems and the ongoing development of Arc-Resistant products. This lower level reflects completions of initial developments and slower continuing refinements.

Selling and marketing expenses for the quarter ended March 31, 2014 were $0.8 million compared to the quarter ended March 31, 2013 of $0.7 million. This increase is primarily attributable to increased commissions on higher sales and timing of costs related to marketing and trade shows.

General and administrative expenses were down for the quarter ended March 31, 2014 compared to the same period in 2013 by $0.1 million due to a decrease in the Company’s employee stock compensation and bonus expenses partially offset by salary increases.

Net equity income from foreign joint ventures’ operations decreased for the quarter ended March 31, 2014 by $1.0 million to $0.4 million as compared to the quarter ended March 31, 2013. The decrease was driven by continued joint venture’s earnings weakness in China caused by lower activity and as non-recurring projects ended in Brazil.

As discussed in the Company’s 2013 Form 10-K, the BOMAY operations in China are seasonal as budgets are established for the year in March and BOMAY works to complete production to meet the annual target.  After targets are met in the second or third quarter there is only minimal production in the fourth quarter.  Budgets have been established for 2014 and BOMAY has returned to profitability in the first quarter after losses in late 2013. While these results are below those of the first quarter of 2013, we expect 2014 to be a profitable year.

On April 15, 2014, we notified our Joint Venture partner, Beppe Hans Eddy Askerbo, that we intended to withdraw from the AAG joint venture.  We are organizing a new, wholly-owned subsidiary to conduct our continuing operations in Brazil.  During this transition period, our consolidated results from Brazil will reflect the costs associated with the start-up of operations through the new entity in consolidated expenses. The Company is committed to the energy industry in Brazil serving our customers in the Brazilian market.

Interest expense and other, net was $12,000 for the quarter ended March 31, 2014, a decrease of $4,000 from the comparable 2013 quarter. The decrease primarily resulted from lower interest expense due to the capitalization of interest on our Beaumont expansion.

The provision for (benefit from) income taxes for the quarter ended March 31, 2014 was no expense which reflects the provision for taxes on the foreign joint venture equity earnings based on the annual estimated foreign joint venture equity earnings, net of dividends at 34% compared to an expense of $255 in the 2013 comparable quarter. As a result of the anticipated dividends meeting or exceeding expected equity income from Joint Ventures, the net federal tax provision was zero.

Backlog

The Company’s backlog as of March 31, 2014 was $19.6 million compared to $23.6 million at December 31, 2013. The backlog for the TP&S segment was approximately $18 million as of March 31, 2014, a decrease of approximately $2.4 million as compared to the backlog at December 31, 2013. The backlog is expected to be realized as revenue during the remainder of the fiscal year.

The backlog for the E&I segment was approximately $1.6 million as of March 31, 2014, a decrease of $1.6 million as compared to the backlog at December 31, 2013. The backlog is expected to be realized as revenue during the remainder of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2014	December 31, 2013
	(in thousands except percentages and ratios)
Working capital	$15,540	$15,282
Current ratio	2.4 to 1	2.4 to 1
Debt as a percent of total capitalization	6%	2%

Notes Payable

On November 30, 2013, the Company entered into a $10 million Amended and Restated Credit Agreement with JP Morgan Chase Bank, N.A. The agreement replaced in its entirety the Company’s prior credit agreement, as amended, originally entered into with JP Morgan Chase Bank, N.A. in October of 2007.

The 2013 agreement has a maturity date of October 1, 2015. Under the agreement, the credit facility’s interest rate is London Interbank Offered Rate (“LIBOR”) 0.1549% plus 3.25% per annum and a commitment fee of 0.3% per annum on the unused portion of the credit limit each quarter. The 2013 agreement provides for usual and customary covenants and restrictions including that the borrower must maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and will not permit the ratio of consolidated total liabilities to consolidated net worth to exceed 1.00. Additionally, the borrower will not permit, at the end of each calendar quarter, for its net income for the most recently ended six month period to be less than $1.00.

The agreement is collateralized by the Company’s real estate in Beaumont, Texas, trade accounts receivable, equipment, inventories, and work-in-progress, and the Company’s U.S. subsidiaries are guarantors of the borrowing.

The Company has $1.5 million of borrowings outstanding under the JP Morgan Chase N.A. credit agreement at March 31, 2014 and $0.5 million at December 31, 2013. The company had additional borrowing capacity of $8.4 million and $7.9 million at March 31, 2014 and December 31, 2013 respectively.

In conjunction with the facility expansion at Beaumont, interest is being capitalized at the 30 day LIBOR rate. Interest capitalized for three months ending March 31, 2014 and 2013 was $5,000 and $0 respectively.

Operating Activities

During the three months ended March 31, 2014, the Company used cash of $2.1 million from operations as compared to providing $1.3 million for the same period in 2013. The impact on cash from the operating income was burdened by the consumption of cash by working capital of $2.9 million for the three months ended March 31, 2014 and for the quarter in 2013 the change in working capital generated $0.2 million. The increase in cash utilized by working capital is a result of increased inventory levels and increased billings resulting from the increase in product demand, primarily in TP&S.

Investing Activities

During the three months ended March 31, 2014, the Company provided $0.8 million in cash for investing activities compared to $0.3 million for the comparable period in 2013. The increase in 2014 is mainly attributable to the construction at the manufacturing facility at Beaumont, computers and software purchases.

Financing Activities

During the three months ended March 31, 2014, the Company utilized $0.5 million in cash from financing activities as compared to $0.3 million for the comparable period in 2013. The Company accessed its credit line for $1 million at the end of March to cover the cash utilized for the quarter ended March 31, 2014 was $0.4 million for the purchase of treasury shares in accordance with the employee stock incentive plan and preferred dividend of $0.08 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through October 1, 2015. At March 31, 2014, the Company had $1.5 million of variable-rate debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have had an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (0.15% at March 31, 2014) plus 3.25% per year. The agreement is collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

AETI maintains equity method investments in its Singapore, Chinese and Brazilian joint ventures, MIEFE, BOMAY, and AAG, respectively. The functional currencies of the joint ventures are the Singapore Dollar, the Chinese Yuan and the Brazilian Real, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in AETI’s condensed consolidated balance sheets. In the current quarter this item increased from $983,000 at December 31, 2013 to $1,080,000 at March 31, 2014 due principally to the mix of the balance sheet items partially offset by the strength of the United States Dollar against the Chinese Yuan.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2014.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended March 31, 2014 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In conjunction with the issuance of common stock to employees upon conversion of vested restricted stock units under the 2007 Employee Stock Incentive Plan, between February 25, 2014 and March 12, 2014, the Company withheld 59,113 of such shares for employee withholding tax of $466,000 in accordance with the provisions of the Plan. These shares are reflected as treasury stock at March 31, 2014.

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

Date: May 14, 2014

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Senior Vice President and Chief Financial Officer (Principal Financial Officer)