Form 10-Q
period 2014-06-30
American Electric Technologies Inc
filed 2014-08-14
CIK 1043186

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of July 31, 2014, the registrant had 8,177,956 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended June 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2014	December 31,
	(unaudited)	2013
Assets
Current assets:
Cash and cash equivalents	$2,900	$4,148
Accounts receivable-trade, net of allowance of $315 and $327 at June 30, 2014 and December 31, 2013	10,578	10,462
Inventories, net of allowance of $57 and $40 at June 30, 2014 and December 31, 2013	3,542	3,184
Cost and estimated earnings in excess of billings on uncompleted contracts	5,214	5,312
Prepaid expenses and other current assets	406	376
Current assets held for sale	2,161	3,113
Total current assets	24,801	26,595
Property, plant and equipment, net	7,475	4,077
Advances to and investments in foreign joint ventures	11,458	13,033
Other assets	72	126
Long-term assets held for sale	1,022	2,005
Total assets	$44,828	$45,836
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,312	$5,327
Accrued payroll and benefits	1,070	1,911
Other accrued expenses	172	397
Billings in excess of costs and estimated earnings on uncompleted contracts	2,920	3,021
Short-term notes payable	—	—
Other current liabilities	49	121
Current liabilities held for sale	719	536
Total current liabilities	11,242	11,313
Notes payable	500	500
Deferred income taxes	3,422	3,541
Deferred compensation	250	211
Total liabilities	15,414	15,565
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $742 at June 30, 2014 and $764 at December 31, 2013; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013	4,258	4,236
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,176,833 and 8,008,759 shares issued and outstanding at June 30, 2014 and December 31, 2013	8	8
Treasury stock, at cost (108,976 shares at June 30, 2014 and 49,863 shares at December 31, 2013)	(704)	(238)
Additional paid-in capital	10,996	10,494
Accumulated other comprehensive income	982	983
Retained earnings; including accumulated statutory reserves in equity method investments of $1,857 at June 30, 2014 and December 31, 2013	13,874	14,788
Total stockholders’ equity	25,156	26,035
Total liabilities and stockholders’ equity	$44,828	$45,836

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$13,430	$13,499	$29,278	$26,507
Cost of sales	11,402	11,410	24,815	21,653
Gross profit	2,028	2,089	4,463	4,854
Operating expenses:
Research and development	159	75	226	244
Selling and marketing	570	533	1,233	1,087
General and administrative	1,148	1,026	2,355	2,391
Total operating expenses	1,877	1,634	3,814	3,722
Income (loss) from consolidated continuing operations	151	455	649	1,132
Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	1,110	1,248	1,584	2,706
Foreign joint ventures’ operations related expenses	(178)	(87)	(290)	(138)
Net equity income from foreign joint ventures’ operations	932	1,161	1,294	2,568
Income (loss) from consolidated continuing operations and net equity income from foreign joint ventures’ operations	1,083	1,616	1,943	3,700
Other income (expense):
Interest expense and other, net	(21)	(28)	(33)	(44)
Continuing operations income before income taxes	1,062	1,588	1,910	3,656
Provision for income taxes on continuing operations	—	(380)	—	(635)
Net income (loss) from continuing operations	1,062	1,208	1,910	3,021
Discontinued operations income (loss)	(2,384)	(60)	(2,652)	(135)
Provision for income taxes on discontinued operations	—	—	—	—
Net income (loss) from discontinued operations	(2,384)	(60)	(2,652)	(135)
Net income (loss) before dividends on redeemable convertible preferred stock	(1,322)	1,148	(742)	2,886
Dividends on redeemable convertible preferred stock	(86)	(85)	(172)	(170)
Net income (loss) attributable to common stockholders	$(1,408)	$1,063	$(914)	$2,716
Earnings (loss) from continuing operations per common share:
Basic	$0.12	$0.14	$0.21	$0.36
Diluted	0.11	0.12	0.20	0.32
Weighted - average number of continuing operations shares outstanding:
Basic	8,176,808	8,002,872	8,115,214	7,976,222
Diluted	9,723,076	9,435,695	9,710,422	9,409,537
Loss per common share from discontinued operations:
Basic and diluted	(0.29)	(0.01)	(0.32)	(0.02)
Total Earnings (loss) per common share:
Basic	$(0.17)	$0.13	$(0.11)	$0.34
Diluted	(0.17)	0.12	(0.11)	0.31
Weighted - average number of common shares outstanding:
Basic	8,176,808	8,002,872	8,115,214	7,976,222
Diluted	8,176,808	9,435,695	8,115,214	9,409,537

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended June 30,
	2014	2013
Net income (loss)	$(1,322)	$1,148
Other comprehensive income:
Foreign currency translation gain (loss), net of deferred income taxes of $51 and $43 for the three months ended June 30, 2014 and 2013	(99)	(83)
Total comprehensive income (loss)	$(1,421)	$1,065

	Six Months Ended June 30,
	2014	2013
Net income (loss)	$(742)	$2,886
Other comprehensive income:
Foreign currency translation gain (loss), net of deferred income taxes of $0 and $26 for the six months ended June 30, 2014 and 2013	(1)	(51)
Total comprehensive income (loss)	$(743)	$2,835

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income from continuing operations	$1,910	$3,021
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision (benefit)	―	635
Equity income from foreign joint ventures’ operations	(1,584)	(2,706)
Depreciation and amortization	259	216
Stock based compensation	191	340
Provision for bad debt	―	66
Allowance for obsolete inventory	17	66
Loss or (gain) on sale of property and equipment	―	6
Deferred compensation costs	39	52
Change in operating assets and liabilities:
Accounts receivable	421	1,332
Income taxes payable	(71)	5
Inventories	(376)	(1,206)
Costs and estimated earnings in excess of billings on uncompleted contracts	98	(1,950)
Prepaid expenses and other current assets	36	(105)
Accounts payable and accrued liabilities	(343)	1,433
Billings in excess of costs and estimated earnings on uncompleted contracts	(101)	645
Other	(12)	(2)
Net cash provided by (used in) operating activities	484	1,848
Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(3,603)	(433)
Proceeds from disposal of property, plant and equipment	—	―
Proceeds from foreign joint ventures’ operations dividends	2,522	106
Cash withdrawal from joint venture	46	―
Net cash provided by (used in) from investing activities	(1,035)	(327)
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	313	14
Treasury stocks purchase	(466)	(146)
Preferred stock cash dividend	(150)	(150)
Advances from credit facility	1,000	―
Repayments (of) credit facility	(1,000)
Capital lease obligation payment	―	―
Net cash provided by (used in) financing activities	(303)	(282)
Net increase (decrease) in cash and cash equivalents from continuing operations	(854)	1,239
Advances (to) discontinued operations	(394)	(294)
Net increase (decrease) in cash and cash equivalents	(1,248)	945
Cash and cash equivalents, beginning of period	4,148	4,477
Cash and cash equivalents, end of period	$2,900	$5,422
Supplemental disclosures of cash flow information:
Interest paid	$29	$15
Income taxes paid	$72	$28

The accompanying notes are an integral part of the condensed consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and its wholly-owned subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of June 30, 2014 and for the three months and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2014 and results of operations for the three months and six months ending June 30, 2014 and 2013. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s consolidated financial statements included in on our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed on March 28, 2014. Because of the planned sale of the American Access Technologies, Inc. (“AAT”) segment’s operations, its assets and liabilities are presented as “held for sale” and its operations are reported as discontinued operations.

2. Earnings Per Common Share

Basic earnings per common share is based on the weighted average number of common shares outstanding for the three months and six months ended June 30, 2014 and 2013. Diluted earnings per common share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed conversion of convertible instruments, exercise of all potentially dilutive stock options and other stock units subject to anti-dilution limitations.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except shares and per share data):

Continuing Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income attributable to common stockholders	$976	$1,123	$1,738	$2,851
Weighted average basic shares	8,176,808	8,002,872	8,115,214	7,976,222
Dilutive effect of preferred stock, warrants, stock options and restricted stock units	1,546,268	1,432,823	1,595,208	1,433,315
Total weighted average diluted shares	9,723,076	9,435,695	9,710,422	9,409,537
Earnings per common share:
Basic	$0.12	$0.14	$0.21	$0.36
Dilutive	$0.11	$0.12	$0.20	$0.32

With Discontinued Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income attributable to common stockholders	$(1,408)	$1,063	$(914)	$2,716
Weighted average basic shares	8,176,808	8,002,872	8,115,214	7,976,222
Dilutive effect of preferred stock, warrants, stock options and restricted stock units	―	1,432,823	―	1,433,315
Total weighted average diluted shares	8,176,808	9,435,695	8,115,214	9,409,537
Earnings per common share:
Basic	$(0.17)	$0.13	$(0.11)	$0.34
Dilutive	$(0.17)	$0.12	$(0.11)	$0.31

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under ASU No. 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, ASU No. 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance also requires disclosure of pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU No. 2014-08 is effective in the first quarter of 2015 with early adoption permitted. Management is currently evaluating the future impact of ASU No. 2014-08 on the Company’s consolidated financial position, results of operations and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2014, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the future impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method with which we will adopt the standard in 2017.

4. Segment Information

The Company follows the guidance prescribed by the Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting, which governs the way the Company reports information about its operating segments.

The American Access Technologies (AAT) segment manufactures and markets zone cabling and formed metal products of varying designs. Because of the planned disposition of the segment’s operations and net assets, that segment’s results are excluded from segment reporting and presented as discontinued operations. Management has organized the Company around its continuing products and services and has two reportable segments: Technical Products and Services (“TP&S”) and Electrical and Instrumentation Construction (“E&I”). TP&S develops, manufactures, provides and markets switchgear and variable speed drives. The service component of this segment includes retrofitting equipment upgrades, startups, testing and troubleshooting electrical substations, switchgear, drives and control systems. The E&I segment installs electrical equipment for the energy, water, industrial, marine and commercial markets.

The following are selected financial details regarding the Company’s reportable segments (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Net sales:
Technical Products and Services	$12,039		$11,157		$26,125		$21,637
Electrical and Instrumentation Construction	1,391		2,342		3,153		4,870
	$13,430		$13,499		$29,278		$26,507
Gross profit:
Technical Products and Services	$2,004	17%	$1,832	16%	$4,134	16%	$3,689	17%
Electrical and Instrumentation Construction	24	2%	257	11%	329	10%	1,165	24%
	$2,028	15%	$2,089	15%	$4,463	15%	$4,854	18%
Income from consolidated continuing operations and net equity income from foreign joint ventures’ operations:
Technical Products and Services	$1,806	15%	$1,630	15%	$3,833	15%	$3,184	15%
Electrical and Instrumentation Construction	24	2%	257	11%	329	10%	1,165	24%
Corporate and other unallocated expenses	(1,679)	-13%	(1,432)	-11%	(3,513)	-12%	(3,217)	-12%
Income from consolidated continuing operations	151	1%	455	3%	649	2%	1,132	4%
Equity income from BOMAY	960		647		1,508		1,648
Equity income (loss) from MIEFE	112		138		74		158
Equity income (loss) from AAG*	38		463		2		900
Foreign operations (expenses)	(178)		(87)		(290)		(138)
Net equity income from foreign joint ventures’ Operations	932		1,161		1,294		2,568
Income from consolidated continuing operations and net equity income from foreign joint ventures’ operations	$1,083		$1,616		$1,943		$3,700

*AAG equity income ended on April 30, 2014 when M&I withdrew from the AAG Joint Venture.

The Company’s management does not separately review and analyze its assets on a segment basis for TP&S and E&I, and all assets for the segments are recorded within the corporate segment’s records. Corporate and other unallocated general and administrative expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments. With the exception of equity income from foreign joint ventures’ operations and joint venture management related expenses, all other costs, expenses and other income have been allocated to their respective segments.

5. Investments in Foreign Joint Ventures

Effective May 1, 2014, we have interests in two joint ventures, outside of the United States of America (“U.S.”) which are accounted for on the equity method:

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

AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which the Company held a 49% interest, and Beppe Hans Eddy Askerbo, of Brazil, held a 51% interest. Effective April 30, 2014 the Company withdrew from the joint venture. We are scheduled to receive the book value at April 30, 2014 of approximately $0.6 million in 12 equal monthly payments.

Sales to joint ventures are made on an arm’s length basis.

Summary (unaudited) financial information of our foreign joint ventures in U.S. dollars was as follows at June 30, 2014 and December 31, 2013 and the three months and six months ended June 30, 2014 and 2013 (in thousands):

	BOMAY		MIEFE		AAG
	2014	2013	2014	2013	2014*	2013
Assets:
Total current assets	$85,660	$94,220	$3,498	$3,855	$-	$2,572
Total non-current assets	4,914	5,122	124	114	-	1,550
Total assets	$90,574	$99,342	$3,622	$3,969	$-	$4,122
Liabilities and equity:
Total liabilities	$62,879	$72,644	$2,227	$1,197	$-	$1,291
Total joint ventures’ equity	27,695	26,698	1,395	2,772	-	2,831
Total liabilities and equity	$90,574	$99,342	$3,622	$3,969	$-	$4,122

*As of April 30, 2014, the Company withdrew from the AAG Joint Venture.

	Three Months Ended June 30,
	BOMAY		MIEFE		AAG
	2014	2013	2014	2013	2014*	2013

Revenue	$37,611	$31,483	$2,388	$2,824	$297	$4,514
Gross Profit	$4,524	$3,309	$760	$805	$44	$1,876
Earnings	$2,400	$1,619	$275	$337	$77	$945

*Items represent the Joint Venture's final month of April 2014.

	Six Months Ended June 30,
	BOMAY		MIEFE		AAG
	2014	2013	2014	2013	2014*	2013

Revenue	$57,214	$64,992	$3,212	$5,491	$1,078	$7,999
Gross Profit	$7,459	$7,597	$1,119	$1,287	$154	$3,432
Earnings	$3,771	$4,120	$181	$386	$4	$1,837

*Items represent the Joint Venture’s final four months ending April 2014.

The following is a summary of activity in investments in foreign joint ventures for the six months ended June 30, 2014 (unaudited):

	June 30, 2014
	BOMAY**	MIEFE	AAG	TOTAL
	(in thousands)
Investments in foreign joint ventures:
Balance at December 31, 2013	$10,609	$1,138	$1,286	$13,033
Equity in earnings (loss) in 2014	1,508	74	2	1,584
Dividend distributions in 2014	(1,042)	(650)	(830)	(2,522)
Foreign currency translation adjustment	(86)	(93)	178	(1)
Withdrawal from joint venture*	—	—	(636)	(636)
Investments, end of period	$10,989	$469	$-	$11,458

Components of investments in foreign joint ventures:
Investment in joint ventures	$2,033	$15	$-	$2,048
Undistributed earnings	7,611	294	—	7,905
Foreign currency translation	1,345	160	—	1,505
Investments, end of period	$10,989	$469	$-	$11,458

*

Represents the 49% of the net book value at April 30, 2014 and $46,000 has been received. No gain or loss was recorded because the receivable equals the Company’s total investment in AAG. The receivable is included in accounts receivables.

**

Accumulated statutory reserves in equity method investments of $1.86 million at June 30, 2014 and December 31, 2013 are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

6. Notes Payable

Revolving Credit Agreement

On November 30, 2013, the Company entered into a $10 million Amended and Restated Credit Agreement with JP Morgan Chase Bank, N.A. (“Chase”). The agreement replaced in its entirety the Company’s prior credit agreement, as amended, originally entered into with JP Morgan Chase Bank, N.A. in October of 2007.

The 2013 agreement has a maturity date of October 1, 2015. Under the agreement, the credit facility’s interest rate is London Interbank Offered Rate (“LIBOR”) (0.15% at June 30, 2014) plus 3.25% per annum and a commitment fee of 0.3% per annum on the unused portion of the credit limit each quarter. The 2013 agreement provides for usual and customary covenants and restrictions including that the borrower must maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and will not permit the ratio of consolidated total liabilities to consolidated net worth to exceed 1.00. Additionally, the borrower will not permit, at the end of each calendar quarter, for its net income for the most recently ended six month period to be less than $1.00. Effective June 30, 2014 the Company and JP Morgan Chase Bank N.A. amended the 2013 credit agreement to exclude the impact of the AAT discontinued operations and anticipated sale of that segment from the calculation of the net income covenant and otherwise facilitates the sale. Additionally, the amendment provided for the formation of a new wholly-owned subsidiary in Brazil.

The agreement is collateralized by the Company’s real estate in Beaumont, Texas, trade accounts receivable, equipment, inventories, work-in-progress and investments in foreign subsidiaries, and the Company’s U.S. subsidiaries are guarantors of the borrowing.

The Company has $0.5 million of borrowings outstanding under the JP Morgan Chase N.A. credit agreement at June 30, 2014 and $0.5 million at December 31, 2013. The company had additional borrowing capacity of $7.0 million and $7.9 million at June 30, 2014 and December 31, 2013 respectively.

In conjunction with the facility expansion at Beaumont, interest is being capitalized at the 30 day LIBOR rate plus 3.25% per annum. Interest capitalized for six months ending June 30, 2014 and 2013 was $18,000 and none respectively and $13,000 none for the three months ended June 30, 2014 and 2013.

7. Inventories

Inventories consisted of the following at June 30, 2014 (unaudited) and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$971	$1,056
Work-in-process	2,628	2,168
Finished goods	—	—
	3,599	3,224
Less: allowance	(57)	(40)
Total inventories	$3,542	$3,184

8. Income Taxes

It was determined in the fourth quarter of 2011 that due to the Internal Revenue Code’s Section 382 limitations on our ability to utilize the net operating losses carry forwards of approximately $9.8 million generated by American Access Technologies, Inc., prior to the Company’s merger in 2007 and subsequent net operating losses and foreign tax credit carry forwards, a full valuation allowance was warranted in the fourth quarter of 2011. As such, the tax provision on U.S. income generated in 2014 and 2013 is offset by a reduction of the valuation allowance provided in 2011. The tax provision for 2014 and 2013 reflects a 34% U.S. tax rate related to the equity in foreign joint ventures’ operations, net of dividends received for an effective rate of 0% and 13% because of the mix of US income or loss, foreign equity income and dividends. The disposition of AAT’s assets and liabilities is not expected to affect the remaining operating loss carry forwards.

9. Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of June 30, 2014 and December 31, 2013 because of the relatively short maturity of these instruments.

10. Redeemable Convertible Preferred Stock

In conjunction with the issuance of the Redeemable Convertible Preferred Stock, Series A in May 2012, warrants were issued for common stock.

The initial value allocated to the warrants was recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the warrants is accreted to retained earnings through the schedule redemption date of the redeemable Series A Convertible Preferred Stock. Discount accretion for the six months ending June 30, 2014 and 2013 totaled $22 and $21.

11. Leases

New Corporate Office Lease

In December 2013, the Company executed a new lease for office space at 1250 Wood Branch Park Drive, Houston, Texas. The lease covers approximately 13,000 square feet.

The term of the lease is 64 months and commenced in March 2014.

The Company leases equipment (principally trucks and forklifts) under operating lease agreements that expire at various dates to 2016. Rental expense relating to operating leases and other short-term leases for the six months ended June 30, 2014 and 2013 amounted to approximately $155 and $180, respectively.

12. Discontinued Operations

During the first quarter of 2014, the Management and Board of Directors of AETI initiated a process to evaluate the possible sale of the AAT segment as well as other alternatives. The segment is comprised entirely of the American Access Technologies, Inc. operations in Florida. During the second quarter, the decision was made to sell the AAT business. Based on the expected value of the assets and liabilities for sale and the costs associated with the sale, an impairment loss of approximately $2.3 million after tax was recorded in the second quarter in discontinued operations results along with the $84,000 operating loss of AAT and $268,000 operating loss in the first quarter for AAT. AAT results are considered discontinued operations and its assets and associated liabilities are carried as assets and liabilities held for sale. Therefore, their results are presented below continuing operating results as discontinued operations. Future periods will continue to report AAT results as discontinued in all comparative periods. In June, a non-binding letter of intent was signed to sell the non-cash operations and net assets of AAT. The sale is expected to close in the third quarter of 2014.

The following tables summarize the AAT assets and liabilities held for sale, the operating results for AAT and its impairment charge, and AAT’s summary cash flow components:

American Access Technologies, Inc.

Assets and Liabilities held for sale

(in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
Current assets held for sale	$2,161	$3,113
Long Term assets held for sale	1,022	2,005
Total assets held for sale	$3,183	$5,118
Current liabilities held for sale	719	536
Total Liabilities held for sale	719	536
Net assets and liabilities held for sale	$2,464	$4,582

American Access Technologies, Inc.

Condensed Statements of Operations

Unaudited

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating income (loss) from discontinued operations	$(84)	$(60)	$(352)	$(135)
Provision for income taxes	—	—	—	—
Valuation provision ("Impairment") on assets for sale	(2,300)	—	(2,300)	—
Income taxes on discontinued operations	—	—	—	—
Net loss after tax	$(2,384)	$(60)	$(2,652)	$(135)

American Access Technologies, Inc.

Condensed Statements of Cash Flow Components

Unaudited

(in thousands)

	Six Months Ended June 30,
	2014	2013
Net cash (used in) operating activities	$(260)	$(82)
Net cash (used in) investing activities	(14)	(117)
Net cash (used in) financing activities	—	(54)
Net increase (decrease) in cash and cash equivalents	$(274)	$(253)

Cash is not included in assets held for sale and included in consolidated statements in cash.

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

BUSINESS

The Company was incorporated on October 21, 1996 as a Florida corporation. On May 15, 2007, we completed a business combination (the “M&I Merger”) with M&I Electric Industries, Inc. (“M&I”), a Texas corporation, and changed our name to American Electric Technologies, Inc. Our principal executive offices are located at 1250 Wood Branch Park Drive, Houston, Suite 600, Texas 77079 and our telephone number is 713-644-8182.

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of M&I Electric Industries, Inc. The Company reports financial data for two operating segments: the Technical Products and Services (“TP&S”) segment and the Electrical and Instrumentation Construction (“E&I”) segment; which together encompass the operations of M&I, including its wholly-owned subsidiary, South Coast Electric Systems, LLC and its interest in international joint ventures’ operations in China and Singapore. The American Access (“AAT”) segment, is presented as discontinued operations with its non-cash assets and liabilities presented as held for sale. See footnote 12.

Foreign Joint Ventures

Effective May 1, 2014, we currently have interests in two joint ventures outside of the U. S. which are accounted for on the equity method.

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

AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which the Company held a 49% interest and, Beppe Hans Eddy Askerbo, of Brazil, held a 51% interest. Effective April 30, 2014, the Company withdrew from the joint venture.

Continuing Operations

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

A key component of our company’s strategy is our international focus. We have two primary models for conducting our international business. First, we sell directly and through foreign sales agents that we have appointed. Many of those international partners also provide local service and support for our products in those overseas markets. Second, where local market conditions dictate, we have expanded internationally by forming joint venture operations with local companies in key markets such as China and Singapore, where we can partner with the primary end-customer in those markets, there are local content requirements, or there is a competitive advantage for utilizing local manufacturing.

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

Industry Conditions

Our power distribution products which support the oil and gas industry are capital-intensive and cyclical in nature. The U.S. shale drilling activity and related production continues to favorably impact the demand for our technical products and services. Our products marketed through our joint ventures in China and Singapore are experiencing changing market conditions related to the energy demands in these regions coupled with economic uncertainty.

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

Locations

The Company has facilities and sales offices in Texas, Mississippi, and Florida. We have minority interests in foreign joint ventures which have facilities in Singapore and Xian, China. We have formed a new wholly-owned subsidiary in Brazil to continue offering our services to the expanding energy industry in Brazil.

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

OVERALL RESULTS OF OPERATIONS

The following table represents revenue and income (loss) from consolidated continuing operations and equity in foreign joint ventures attributable to the business segments for the periods indicated (in thousands):

`	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Net sales:
Technical Products and Services	$12,039		$11,157		$26,125		$21,637
Electrical and Instrumentation Construction	1,391		2,342		3,153		4,870
	$13,430		$13,499		$29,278		$26,507
Gross profit:
Technical Products and Services	$2,004	17%	$1,832	16%	$4,134	16%	$3,689	17%
Electrical and Instrumentation Construction	24	2%	257	11%	329	10%	1,165	24%
	$2,028	15%	$2,089	15%	$4,463	15%	$4,854	18%
Income from consolidated continuing operations and net equity income from foreign joint ventures’ operations:
Technical Products and Services	$1,806	15%	$1,630	15%	$3,833	15%	$3,184	15%
Electrical and Instrumentation Construction	24	2%	257	11%	329	10%	1,165	24%
Corporate and other unallocated expenses	(1,679)	-13%	(1,432)	-11%	(3,513)	-12%	(3,217)	-12%
Income from consolidated continuing operations	151	1%	455	3%	649	2%	1,132	4%
Equity income from BOMAY	960		647		1,508		1,648
Equity income (loss) from MIEFE	112		138		74		158
Equity income (loss) from AAG*	38		463		2		900
Foreign operations (expenses)	(178)		(87)		(290)		(138)
Net equity income from foreign joint ventures’ operations	932		1,161		1,294		2,568
Income from consolidated continuing operations and net equity income from foreign joint ventures’ operations	$1,083		$1,616		$1,943		$3,700

*AAG equity income ended on April 30, 2014 when the Company withdrew from the AAG joint venture. No gain or loss was recorded on the withdrawal between the receivable equals the Company’s investment in AAG.

The Company’s management does not separately review and analyze its assets on a segment basis for TP&S and E&I, and all assets for the segments are recorded within the corporate segment’s records. Corporate and other unallocated expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments. All other costs, expenses and other income have been allocated to their respective segments.

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

The table below shows the reconciliation of Net income (loss) on continuing operations attributable to common stockholders and net income (loss) attributable to common stockholders to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the six months and three months ended June 30, 2014 and 2013 (dollars in thousands):

Continuing Operations
	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Net income (loss) on continuing operations attributable to common stockholders	$976	$1,123	$1,738	$2,851
Add: Dividends on redeemable convertible preferred stocks	86	85	172	170
Depreciation and amortization	131	107	259	212
Interest expense and other, net	21	29	33	44
Provision (benefit) for income taxes	—	380	—	635
EBITDA	$1,214	$1,724	$2,202	$3,912

Backlog

Backlog is another non-GAAP indicator management uses to measure the level of outstanding orders.

Effective in the second quarter, the Company changed its methodology for calculating backlog. While the change has no impact on orders that are not yet under construction, the Company believes the new method better reflects the amount of work remaining on orders under construction that extend beyond quarter end. Both methods will be shown through year-end 2014. Beginning in 2015, we will discontinue the reporting of the previous methodology.

Old Methodology ($ millions)

Segments	Q1 2013	Q2 2013	Q3 2013	Q4 2013	Q1 2014	Q2 2014
TPS	24.6	22.9	27.6	20.4	18.0	22.9
Construction / E&I	3.8	2.7	3.5	3.2	1.6	1.9
Total	28.4	25.6	31.1	23.6	19.6	24.8

Sectors
Oil & Gas	17.9	17.6	27.1	18.6	13.4	18.3
Power Generation	5.7	4.3	1.8	2.1	3.6	3.6
Marine & Industrial	4.8	3.7	2.2	2.9	2.5	2.9
Total	28.4	25.6	31.1	23.6	19.6	24.8

New Methodology ($ millions)

Segments
TPS	21.8	19.8	21.6	16.8	11.6	14.8
Construction / E&I	3.8	2.7	3.5	3.2	1.6	1.9
Total	25.6	22.5	25.1	20.0	13.2	16.7

Sectors
Oil & Gas	15.1	14.5	21.1	15.0	7.0	10.2
Power Generation	5.7	4.3	1.8	2.1	3.6	3.6
Marine & Industrial	4.8	3.7	2.2	2.9	2.5	2.9
Total	25.6	22.5	25.1	20.0	13.2	16.7

The new methodology reduces the backlog by the revenues recorded from the percentage of completion at each quarter end since these revenues have been recognized.

Business Sectors Disclosures

Based on the increasing importance of the oil and gas sector for our business, management began capturing our financial results in three major market sectors in 2013. These sectors are: Oil and Gas; Power Generation and Distribution; and Marine and Other Industrials as discussed in Continuing Operations starting on page 14. This information is supplemental and provided to allow investors to follow our future success at marketing to various customer groups.

For Continuing Operations

	For the Three Months Ended June 30, 2014 and 2013
	(in thousands)
2014	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$9,673	$1,359	$2,398	$13,430
Gross Profit	1,574	143	311	2,028
Gross Profit as % of Revenue	16%	11%	13%	15%

2013
Revenue	$8,727	$1,471	$3,301	$13,499
Gross Profit	1,518	333	238	2,089
Gross Profit as of % of Revenue	17%	23%	7%	15%

	For the Six Months Ended June 30, 2014 and 2013
	(in thousands)
2014	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$23,308	$2,017	$3,953	$29,278
Gross Profit	3,650	274	539	4,463
Gross Profit as % of Revenue	16%	14%	14%	15%

2013
Revenue	$17,808	$1,953	$6,746	$26,507
Gross Profit	3,473	434	947	4,854
Gross Profit as of % of Revenue	20%	22%	14%	18%

Three Months Ended June 30, 2014 as Compared with the Three Months Ended June 30, 2013

Consolidated revenues decreased $0.1 million to $13.4 million for the quarter ended June 30, 2014 from the comparable period in 2013. The TP&S segment’s revenue increase of $0.9 million or 8% was offset by a decrease in the E&I segment. The TP&S’s revenue growth is primarily due to increased demand for its technical products related to oil and gas related activity.

Consolidated gross profit for the quarter was $2.0 million. The consolidated gross profit decreased by $0.1 million compared to the prior year’s second quarter. This decrease was mainly attributable to decrease in the E&I segment partially offset by the increase of the TP&S segment. Decreased construction revenue and higher project costs for the E&I segments reduced the gross profit  compared to the same period in 2013, while the TP&S increase reflected increased focus on oil and gas projects with good margins.

Segment Comparisons

The TP&S segment’s revenue increased $0.9 million from $11.2 million for the quarter ended June 30, 2013, to $12.0 million for the quarter ended June 30, 2014, an 8% improvement which reflects the continued demand for our products and services, primarily in the oil and gas markets. Gross profit for the segment for the quarter ended June 30, 2014 was $2.0 million, an increase of $0.2 million over the quarter ended June 30, 2013.

The E&I segment reported revenue of $1.4 million for the quarter ended June 30, 2014, a decrease of $1.0 million, or 41%, from the quarter ended June 30, 2014, which primarily reflects a decrease in the field work related to construction activities on power houses combined with the decreased revenue from independent industrial projects. Gross profit for the E&I segment during the quarter ended June 30, 2014 was $0.02 million, a decrease of $0.2 million from the prior year’s second quarter results due to reduced revenue levels and cost overruns on construction projects for the upstream oil and gas sector.

Research and development costs for the quarter ended June 30, 2014 were up to $159,000 from $75,000 for the quarter ended June 30, 2013, much of which relate to the continued development of the Company’s drilling controls systems and the ongoing development of Arc-Resistant products.

Selling and marketing expenses for the quarter ended June 30, 2014 were $0.6 million compared to the quarter ended June 30, 2013 of $0.5 million. This increase is primarily attributable to the timing of costs related to marketing and trade shows and additional sales resources.

General and administrative expenses were up for the quarter ended June 30, 2014 compared to the same period in 2013 by $0.1 million due to an increased compensation costs.

Net equity income from foreign joint ventures’ operations decreased for the quarter ended June 30, 2014 by $0.2 million to $0.9 million as compared to the quarter ended June 30, 2013. The decrease was driven by reduced activity in Brazil and our exit from our joint venture, AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA (AAG).

As discussed in the Company’s 2013 Form 10-K, the BOMAY operations in China are seasonal as budgets are established for the year in March and BOMAY works to complete production to meet the annual target.  After targets are met in the second or third quarter there is only minimal production in the fourth quarter. BOMAY achieved strong profitability in the second quarter. We do not expect BOMAY to achieve these profitability levels for the remainder of 2014.

On April 15, 2014, we notified our Joint Venture partner, Beppe Hans Eddy Askerbo, that we intended to withdraw from the AAG joint venture.  We organized a new, wholly-owned subsidiary to conduct our future operations in Brazil.  During this transition period, our consolidated operating results will reflect the costs associated with the start-up of operations through the new entity. The Company is committed to the energy industry in Brazil and serving our customers in the Brazilian market.

Interest expense and other, net was $21,000 for the quarter ended June 30, 2014, a decrease of $7,000 from the comparable 2013 quarter. The decrease primarily resulted from lower interest expense due to the capitalization of interest on our Beaumont expansion.

The provision for (benefit from) income taxes for the quarter ended June 30, 2014 was no expense which reflects the provision for taxes on the foreign joint venture equity earnings based on the annual estimated foreign joint venture equity earnings, net of dividends at 34% compared to an expense of $0.4 million in the 2013 comparable quarter. As a result of the anticipated dividends meeting or exceeding expected equity income from joint ventures, the net federal tax provision was zero for 2014.

The discontinued AAT segment loss reflects a $2.3 million provision to reduce the asset to estimated fair market value.

See footnote 12 for AAT operating losses.

Six Months Ended June 30, 2014 as Compared with the Six Months Ended June 30, 2013

Consolidated revenues increased $2.8 million to $29.3 million for the six months ended June 30, 2014 from the comparable period in 2013. The TP&S segment’s revenue increase of $4.5 million or 21% was offset by a 29% decrease in the smaller E&I segment. The TP&S’s strong revenue growth is primarily due to increased demand for its technical products related primarily in the oil and gas sector.

Consolidated gross profit for the six months ended June 30, 2014 was $4.5 million. The consolidated gross profit decreased by $0.4 million compared to the prior year. This decrease was mainly attributable lower revenues in the E&I segment partially offset by the increased revenues of the TP&S segment.

Segment Comparisons

The TP&S segment’s revenue increased $4.5 million from $21.6 million for the prior six months ended June 30, 2013, to $26.1 million for the six months ended June 30, 2014, a 21% improvement which reflects the strength of the oil and gas markets. Gross profit for the segment for the six months ended June 30, 2014 was $4.1 million, an increase of $0.4 million over the prior six months ended June 30, 2013.

The E&I segment reported revenue of $3.2 million for the six months ended June 30, 2014, a decrease of $1.7 million, or 35%, from the six months ended June 30, 2013, which primarily reflects a decrease in the field work related to construction activities on AETI manufactured power houses combined with the decreased revenue from independent construction projects. Gross profit for the

E&I segment for the six months ended June 30, 2014 was $0.3 million, a decrease of $0.8 million from the prior year’s six months results due to cost overruns on fixed price contracts related to the offshore drilling projects.

Research and development costs for the six months ended June 30, 2014 were down to $226,000 from $244,000 for the prior six months ended June 30, 2013. The Company continues to invest in key technologies such as drilling control systems and arc resistant products.

Selling and marketing expenses for the six months ended June 30, 2014 were $1.2 million compared to the prior six months ended June 30, 2013 of $1.1 million. This increase is primarily attributable to increased commissions on larger projects and timing of costs related to marketing and trade shows.

General and administrative expenses were down for the six months ended June 30, 2014, essentially unchanged from the same period in 2013.This is primarily due to higher wage expenses partially offset by reduced performance bonus accruals.

Net equity income from foreign joint ventures’ operations decreased for the six months ended June 30, 2014 by $1.3 million to $1.3 million as compared to the six months ended June 30, 2013. The decrease was driven by lower earnings from the company’s AAG joint venture in Brazil, due to lower time and materials based contract work.

As discussed in the Company’s 2013 Form 10-K, the BOMAY operations in China are seasonal as budgets are established for the year in March and BOMAY works to complete production to meet the annual target.  After targets are met in the second or third quarter there is only minimal production in the fourth quarter. BOMAY achieved strong profitability in the second quarter. We do not expect BOMAY to achieve these profitability levels for the remainder of 2014.

On April 15, 2014, we notified our Joint Venture partner, Beppe Hans Eddy Askerbo, that we intended to withdraw from the AAG joint venture.  We organized a new, wholly-owned subsidiary to conduct our future operations in Brazil.  During this transition period, our consolidated operating results will reflect the costs associated with the start-up of operations through the new entity. The Company is committed to the energy industry in Brazil serving our customers in the Brazilian market.

Interest expense and other, net was $33,000 for the six months ended June 30, 2014, a decrease of $11,000 from the comparable prior six months ended June 30, 2013. The decrease primarily resulted from lower interest expense due to the capitalization of interest on our Beaumont expansion.

The provision for (benefit from) income taxes for the six months ended June 30, 2014 was no expense which reflects the provision for taxes on the foreign joint venture equity earnings based on the annual estimated foreign joint venture equity earnings, net of dividends at 34% compared to an expense of $0.6 million in the prior six months ended June 30, 2013. As a result of the anticipated dividends meeting or exceeding expected equity income from Joint Ventures, the net federal tax provision was zero.

The discontinued AAT segment loss reflects a $2.3 million provision to reduce the assets to estimated market value.

See footnote 12 for AAT operating losses.

Backlog

See page 19 for an explanation of changes in backlog methodology.

The Company’s backlog as of June 30, 2014 was $16.7 million compared to $20.0 million at December 31, 2013. The backlog for the TP&S segment was approximately $14.8 million as of June 30, 2014, a decrease of approximately $2 million as compared to the backlog at December 31, 2013. The backlog is expected to be realized as revenue during the remainder of the fiscal year.

The backlog for the E&I segment was approximately $1.9 million as of June 30, 2014, a decrease of $1.3 million as compared to the backlog at December 31, 2013. The backlog is expected to be realized as revenue during the remainder of the fiscal year.

The reduction in backlog is primarily the result of large contract awards in 2013 that have not yet recurred this year.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2014	December 31, 2013
	(in thousands except percentages and ratios)
Working capital	$13,559	$15,282
Current ratio	2.2 to 1	2.4 to 1
Debt as a percent of total capitalization	2%	2%

Notes Payable

On November 30, 2013, the Company entered into a $10 million Amended and Restated Credit Agreement with JP Morgan Chase Bank, N.A. The agreement replaced in its entirety the Company’s prior credit agreement, as amended, originally entered into with JP Morgan Chase Bank, N.A. in October of 2007.

The 2013 agreement has a maturity date of October 1, 2015. Under the agreement, the credit facility’s interest rate is London Interbank Offered Rate (“LIBOR”) 0.15% plus 3.25% per annum and a commitment fee of 0.3% per annum on the unused portion of the credit limit each quarter. The 2013 agreement provides for usual and customary covenants and restrictions including that the borrower must maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and will not permit the ratio of consolidated total liabilities to consolidated net worth to exceed 1.00. Additionally, the borrower will not permit, at the end of each calendar quarter, for its net income for the most recently ended six month period to be less than $1.00. Effective June 30, 2014 the Company and JP Morgan Chase Bank N.A. amended the 2013 credit agreement to exclude the impact of the AAT impairment and anticipated sale of that segment from the calculation of the net income covenant.

The agreement is collateralized by the Company’s real estate in Beaumont, Texas, trade accounts receivable, equipment, inventories, work-in-progress and investments in foreign subsidiaries, and the Company’s U.S. subsidiaries are guarantors of the borrowing.

The Company has $0.5 million of borrowings outstanding under the JP Morgan Chase N.A. credit agreement at June 30, 2014 and $0.5 million at December 31, 2013. The company had additional borrowing capacity of $7.0 million and $7.9 million at June 30, 2014 and December 31, 2013 respectively.

In conjunction with the facility expansion at Beaumont, interest is being capitalized at the 30 day LIBOR rate. Interest capitalized for six months ending June 30, 2014 and 2013 was $18,000 and none respectively.

Operating Activities

During the six months ended June 30, 2014, the Company provided cash of $0.5 million from continuing operations as compared to providing $1.8 million for the same period in 2013. This was primarily due to lower earnings and an increase in working capital.

Investing Activities

During the six months ended June 30, 2014, the Company used cash of $1.0 million in cash for investing activities compared using $0.3 million for the comparable period in 2013. The increase in 2014 is mainly attributable to the construction at the manufacturing facility at Beaumont reduced by increased dividends received from our joint venture companies. During the six months ended June 30, 2014, the Company received aggregate dividends from its joint ventures $2.5 million.

Financing Activities

During the six months ended June 30, 2014, the Company utilized $0.3 million same as the comparable period in 2013.

The Company believes its existing cash, working capital and unused credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months. The Company continues to review growth opportunities and depending on the business needs may raise cash in the form of debt, equity, or a combination of both.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through October 1, 2015. At June 30, 2014, the Company had $0.5 million of variable-rate debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have had an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (0.15% at June 30, 2014) plus 3.25% per year. The agreement is collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

AETI maintains equity method investments in its Singapore and Chinese joint ventures, MIEFE and BOMAY respectively. The functional currencies of the joint ventures are the Singapore Dollar and the Chinese Yuan respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in AETI’s condensed consolidated balance sheets. In the current quarter this item increased from $983 at December 31, 2013 to $982 at June 30, 2014 due principally to the mix of the balance sheet items partially offset by the strength of the United States Dollar against the Chinese Yuan.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2014.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended June 30, 2014 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In conjunction with the issuance of common stock to employees upon conversion of vested restricted stock units under the 2007 Employee Stock Incentive Plan, between February 25, 2014 and March 12, 2014, the Company withheld 59,113 of such shares for employee withholding tax of $466,000 in accordance with the provisions of the Plan. These shares are reflected as treasury stock at June 30, 2014.

In March 2012 the Company acquired certain assets of Amnor Technologies, Inc. for consideration including 44,000 shares of the Company’s common stock payable in four equal annual installments of 11,000 shares. In April 2014 the Company issued the 2014 installment of 11,000 shares to the four shareholders of Amnor Technologies, Inc.

The sale of the shares identified above was made pursuant to a privately negotiated transaction that did not involve a public offering of securities and, accordingly, the Company believes that this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The shareholders represented that they have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of acquiring the shares of Company common stock. The shareholders received written disclosure that the shares had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The securities identified above are deemed restricted securities for purpose of the Securities Act and contain a legend restricting transfer without compliance with the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Index to Exhibits

Exhibit No.	Exhibit Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2014

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Senior Vice President and Chief Financial Officer (Principal Financial Officer)