Form 10-Q
period 2014-09-30
American Electric Technologies Inc
filed 2014-11-14
CIK 1043186

.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of October 31, 2014, the registrant had 8,185,323 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended September 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2014	December 31,
	(unaudited)	2013
Assets
Current assets:
Cash and cash equivalents	$2,384	$4,148
Accounts receivable-trade, net of allowance of $315 and $327 at September 30, 2014 and December 31, 2013	10,917	10,462
Inventories, net of allowance of $65 and $40 at September 30, 2014 and December 31, 2013	3,781	3,184
Cost and estimated earnings in excess of billings on uncompleted contracts	4,960	5,312
Prepaid expenses and other current assets	438	376
Current assets held for sale	-	3,113
Total current assets	22,480	26,595
Property, plant and equipment, net	8,535	4,077
Advances to and investments in foreign joint ventures	11,812	13,033
Other assets	45	126
Long-term assets held for sale	650	2,005
Total assets	$43,522	$45,836
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,897	$5,327
Accrued payroll and benefits	956	1,911
Other accrued expenses	414	397
Billings in excess of costs and estimated earnings on uncompleted contracts	2,535	3,021
Short-term notes payable	-	-
Other current liabilities	12	121
Current liabilities held for sale	-	536
Total current liabilities	11,814	11,313
Notes payable	500	500
Deferred income taxes	3,424	3,541
Deferred compensation	270	211
Total liabilities	16,008	15,565
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $731 at September 30, 2014 and $764 at December 31, 2013; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013	4,269	4,236
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,184,188 and 8,008,759 shares issued and outstanding at September 30, 2014 and December 31, 2013	8	8
Treasury stock, at cost (108,976 shares at September 30, 2014 and 49,863 shares at December 31, 2013)	(704)	(238)
Additional paid-in capital	11,207	10,494
Accumulated other comprehensive income	951	983
Retained earnings; including accumulated statutory reserves in equity method investments of $1,857 at September 30, 2014 and December 31, 2013	11,783	14,788
Total stockholders’ equity	23,245	26,035
Total liabilities and stockholders’ equity	$43,522	$45,836

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$14,283	$16,236	$43,561	$42,743
Cost of sales	13,788	13,477	38,603	35,130
Gross profit	495	2,759	4,958	7,613
Operating expenses:
Research and development	425	112	651	356
Selling and marketing	617	500	1,850	1,587
General and administrative	1,640	1,176	3,995	3,566
Total operating expenses	2,682	1,788	6,496	5,509
Income (loss) from consolidated continuing operations	(2,187)	971	(1,538)	2,104
Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	350	434	1,934	3,140
Foreign joint ventures’ operations related expenses	(122)	(66)	(412)	(204)
Net equity income from foreign joint ventures’ operations	228	368	1,522	2,936
Income (loss) from consolidated continuing operations and net equity income from foreign joint ventures’ operations	(1,959)	1,339	(16)	5,040
Other income (expense):
Interest expense and other, net	(23)	(27)	(56)	(72)
Continuing operations income (loss) before income taxes	(1,982)	1,312	(72)	4,968
Provision for income taxes on continuing operations	-	110	-	745
Net income (loss) from continuing operations	(1,982)	1,202	(72)	4,223
Discontinued operations income (loss)	(21)	(215)	(2,673)	(350)
Provision for income taxes on discontinued operations	-	-	-	-
Net income (loss) from discontinued operations	(21)	(215)	(2,673)	(350)
Net income (loss) before dividends on redeemable convertible preferred stock	(2,003)	987	(2,745)	3,873
Dividends on redeemable convertible preferred stock	(86)	(86)	(258)	(256)
Net income (loss) attributable to common stockholders	$(2,089)	$901	$(3,003)	$3,617
Earnings (loss) from continuing operations per common share:
Basic	$(0.25)	$0.14	$(0.04)	$0.50
Diluted	(0.25)	0.13	(0.04)	0.45
Weighted - average number of continuing operations shares outstanding:
Basic	8,180,970	8,004,026	8,137,133	7,985,318
Diluted	8,180,970	9,497,056	8,137,133	9,450,719
Loss per common share from discontinued operations:
Basic and diluted	$(0.00)	$(0.03)	$(0.33)	$(0.04)
Total Earnings (loss) per common share:
Basic	$(0.26)	$0.11	$(0.37)	$0.45
Diluted	(0.26)	0.10	(0.37)	0.41
Weighted - average number of common shares outstanding:
Basic	8,180,970	8,004,026	8,137,133	7,985,318
Diluted	8,180,970	9,497,056	8,137,133	9,450,719

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended September 30,
	2014	2013
Net income (loss)	$(2,003)	$987
Other comprehensive income:
Foreign currency translation gain (loss), net of deferred income taxes of ($1) and ($48) for the three months ended September 30, 2014 and 2013	(31)	93
Total comprehensive income (loss)	$(2,034)	$1,080

	Nine Months Ended September 30,
	2014	2013
Net income (loss)	$(2,745)	$3,873
Other comprehensive income:
Foreign currency translation gain (loss), net of deferred income taxes of ($1) and $(22) for the nine months ended September 30, 2014 and 2013	(32)	42
Total comprehensive income (loss)	$(2,777)	$3,915

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss) from continuing operations	$(72)	$4,223
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	-	745
Equity income from foreign joint ventures’ operations	(1,934)	(3,140)
Depreciation and amortization	457	348
Stock based compensation	601	446
Provision for bad debt	-	66
Allowance for obsolete inventory	25	(24)
Deferred compensation costs	59	70
Change in operating assets and liabilities:
Accounts receivable	(604)	(779)
Income taxes payable	(108)	6
Inventories	(623)	(1,728)
Costs and estimated earnings in excess of billings on uncompleted contracts	352	(2,552)
Prepaid expenses and other current assets	88	1
Accounts payable and accrued liabilities	2,174	1,644
Billings in excess of costs and estimated earnings on uncompleted contracts	(486)	434
Other	-	(7)
Net cash provided by (used in) operating activities	(71)	(247)
Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(4,715)	(618)
Proceeds from foreign joint ventures’ operations dividends	2,522	1,391
Net cash provided by (used in) from investing activities	(2,193)	773
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	113	-
Treasury stocks purchase	(466)	(147)
Preferred stock cash dividend	(225)	(225)
Net cash provided by (used in) financing activities	(578)	(372)
Net increase (decrease) in cash and cash equivalents from continuing operations	(2,842)	154
Advances from (to) discontinued operations	1,078	(455)
Net increase (decrease) in cash and cash equivalents	(1,764)	(301)
Cash and cash equivalents, beginning of period	4,148	4,477
Cash and cash equivalents, end of period	$2,384	$4,176
Supplemental disclosures of cash flow information:
Interest paid	$36	$21
Income taxes paid	$102	$139

The accompanying notes are an integral part of the condensed consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and its wholly-owned subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) as of September 30, 2014 and for the three months and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2014 and results of operations for the three months and nine months ending September 30, 2014 and 2013. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed on March 28, 2014. Because of the sale of the American Access Technologies, Inc. (“AAT”) segment’s operations which was completed on August 15, 2014, (except for its real estate) its remaining assets are presented as “held for sale” and its operations are reported as discontinued operations.

2. Earnings Per Common Share

Basic earnings per common share is based on the weighted average number of common shares outstanding for the three months and nine months ended September 30, 2014 and 2013. Diluted earnings per common share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed conversion of convertible instruments, exercise of all potentially dilutive stock options and other stock units subject to anti-dilution limitations.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except shares and per share data):

Continuing Operations***
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income attributable to common stockholders***	$(2,068)	$1,116	$(330)	$3,967
Weighted average basic shares	8,180,970	8,004,026	8,137,133	7,985,318
Dilutive effect of preferred stock, warrants, stock options and restricted stock units *	-	1,493,030	-	1,465,401
Total weighted average diluted shares	8,180,970	9,497,056	8,137,133	9,450,719
Earnings per common share:
Basic	$(0.25)	$0.14	$(0.04)	$0.50
Dilutive **	$(0.25)	$0.13	$(0.04)	$0.45

With Discontinued Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income attributable to common stockholders	$(2,089)	$901	$(3,003)	$3,617
Weighted average basic shares	8,180,970	8,004,026	8,137,133	7,985,318
Dilutive effect of preferred stock, warrants, stock options and restricted stock units *	-	1,493,030	-	1,465,401
Total weighted average diluted shares	8,180,970	9,497,056	8,137,133	9,450,719
Earnings per common share:
Basic	$(0.26)	$0.11	$(0.37)	$0.45
Dilutive **	$(0.26)	$0.10	$(0.37)	$0.41

* No shares are dilutive when losses are reported.

** When preferred shares are assumed converted, their dividends are added back to net income.

***Net income (loss) from continuing operations less dividends on redeemable convertible preferred stock.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the future impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method with which we will adopt the standard in 2017.

4. Segment Information

The Company follows the guidance prescribed by the Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting, which governs the way the Company reports information about its operating segments.

Management has organized the Company around its continuing products and services and has two reportable segments: Technical Products and Services (“TP&S”) and Electrical and Instrumentation Construction (“E&I”). TP&S develops, manufactures, provides and markets switchgear and variable speed drives. The service component of this segment includes retrofitting equipment upgrades, startups, testing and troubleshooting electrical substations, switchgear, drives and control systems. The E&I segment installs electrical equipment for the energy, industrial, marine and commercial markets. The American Access Technologies (AAT) segment manufactures and markets zone cabling and formed metal products of varying designs. Because of the disposition of the (AAT) segment’s operations and net assets in August 2014, that segment’s results are excluded from segment reporting and presented as discontinued operations in the accompanying condensed consolidated statements of operations.

The following are selected financial details regarding the Company’s reportable segments (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Net sales:
Technical Products and Services	$12,618		$13,970		$38,743		$35,607
Electrical and Instrumentation Construction **	1,665		2,266		4,818		7,136
	$14,283		$16,236		$43,561		$42,743
Gross profit:
Technical Products and Services	$251	2%	$2,428	17%	$4,385	11%	$6,117	17%
Electrical and Instrumentation Construction **	244	15%	331	15%	573	12%	1,496	21%
	$495	3%	$2,759	17%	$4,958	11%	$7,613	18%
Income (loss) from consolidated continuing operations and net equity income from foreign joint ventures’ operations:
Technical Products and Services	$(210)	-2%	$2,188	16%	$3,623	9%	$5,372	15%
Electrical and Instrumentation Construction **	62	4%	331	15%	391	8%	1,496	21%
Corporate and other unallocated expenses	(2,039)	-14%	(1,548)	-9.5%	(5,552)	-13%	(4,764)	-11%
Income (loss) from consolidated continuing operations	(2,187)	-15%	971	6%	(1,538)	-4%	2,104	5%
Equity income from BOMAY	285		475		1,793		2,123
Equity income (loss) from MIEFE	65		(12)		139		146
Equity income (loss) from AAG*	-		(29)		2		871
Foreign operations (expenses)	(122)		(66)		(412)		(204)
Net equity income from foreign joint ventures’ operations	228		368		1,522		2,936
Income (loss) from consolidated continuing operations and net equity income from foreign joint ventures’ operations	$(1,959)		$1,339		$(16)		$5,040

*AAG equity income ended on April 30, 2014 when M&I withdrew from the AAG Joint Venture.

**Brazil operations are included in E&I amounts for the three months and nine months ended September 30, 2014.  The Brazil operations for the three months and nine months ended September 30, 2014 are: Net sales: $184; Gross profit (loss): ($29); and Net income (loss): ($208).

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

Effective April 30, 2014 the Company withdrew from the AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”)joint venture in exchange for the book value at April 30, 2014 of approximately $0.6 million, receivable from AAG in 12 equal monthly payments. The Company has received four payments through September 30, 2014.

Sales to joint ventures are made on an arm’s length basis.

Summary (unaudited) financial information of our foreign joint ventures in U.S. dollars was as follows at September 30, 2014 and December 31, 2013 and the three months and nine months ended September 30, 2014 and 2013 (in thousands):

	BOMAY		MIEFE		AAG
	2014	2013	2014	2013	2014*	2013
Assets:
Total current assets	$77,458	$94,220	$3,932	$3,855	$-	$2,572
Total non-current assets	4,788	5,122	126	114	-	1,550
Total assets	$82,246	$99,342	$4,058	$3,969	$-	$4,122
Liabilities and equity:
Total liabilities	$53,749	$72,644	$2,533	$1,197	$-	$1,291
Total joint ventures’ equity	28,497	26,698	1,525	2,772	-	2,831
Total liabilities and equity	$82,246	$99,342	$4,058	$3,969	$-	$4,122

*As of April 30, 2014, the Company withdrew from the AAG Joint Venture.

	Three Months Ended September 30,
	BOMAY		MIEFE		AAG
	2014	2013	2014	2013	2014*	2013

Revenue	$9,995	$17,995	$1,359	$1,530	$-	$1,434
Gross Profit	$2,353	$2,853	$567	$372	$-	$259
Earnings	$712	$1,187	$158	$(29)	$-	$(59)

*As of April 30, 2014, the Company withdrew from the AAG Joint Venture.

	Nine Months Ended September 30,
	BOMAY		MIEFE		AAG
	2014	2013	2014	2013	2014*	2013

Revenue	$67,209	$82,986	$4,571	$7,021	$1,078	$9,433
Gross Profit	$9,812	$10,451	$1,686	$1,659	$154	$3,691
Earnings	$4,483	$5,308	$339	$356	$4	$1,777

*Items represent the Joint Venture’s final four months ending April 2014.

The following is a summary of activity in investments in foreign joint ventures for the nine months ended September 30, 2014 (unaudited):

	September 30, 2014
	BOMAY**	MIEFE	AAG	TOTAL
	(in thousands)
Investments in foreign joint ventures:
Balance at December 31, 2013	$10,609	$1,138	$1,286	$13,033
Equity in earnings (loss) in 2014	1,793	139	2	1,934
Dividend distributions in 2014	(1,042)	(650)	(830)	(2,522)
Foreign currency translation adjustment	(77)	(98)	178	3
Withdrawal from joint venture*	-	-	(636)	(636)
Investments, end of period	$11,283	$529	$-	$11,812

Components of investments in foreign joint ventures:
Investment in joint ventures	$2,033	$15	$-	$2,048
Undistributed earnings	7,896	358	-	8,254
Foreign currency translation	1,354	156	-	1,510
Investments, end of period	$11,283	$529	$-	$11,812

*

Represents the 49% of the net book value at April 30, 2014, of which $188,000 has been received from AAG at September 30,  2014. No gain or loss was recorded because the receivable equals the Company’s total investment in AAG. The remaining receivable is included in accounts receivables.

**

Accumulated statutory reserves of $1.86 million in equity method investments at September 30, 2014 and December 31, 2013 are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

6. Notes Payable

Revolving Credit Agreement

On November 30, 2013, the Company entered into a $10 million Amended and Restated Credit Agreement with JP Morgan Chase Bank, N.A. (“Chase”). The agreement replaced in its entirety the Company’s prior credit agreement, as amended, originally entered into with Chase in October of 2007.

The 2013 agreement had a maturity date of October 1, 2015. Under the agreement, the credit facility’s interest rate is London Interbank Offered Rate (“LIBOR”) (0.15% at September 30, 2014) plus 3.25% per annum and a commitment fee of 0.3% per annum on the unused portion of the credit limit each quarter. The 2013 agreement provides for usual and customary covenants and restrictions including that the borrower must maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and will not permit the ratio of consolidated total liabilities to consolidated net worth to exceed 1.00. Additionally, the borrower will not permit, at the end of each calendar quarter, for its net income for the most recently ended six month period to be less than $1.00. Effective June 30, 2014 the Company and JP Morgan Chase Bank N.A. amended the 2013 credit agreement to exclude the impact of the AAT discontinued operations and anticipated sale of that segment from the calculation of the net income covenant.

On November 12, 2014 the Company entered into an amendment with JP Morgan Chase Bank N.A which extended the maturity of the facility to October 1, 2017. Additionally, the amendment modified the interest rate to LIBOR plus 3.00% per annum and the commitment fee to 0.4% per annum for the unused portion of the credit limit each quarter.  The amendment provided for the exclusion of up to $4.9 million of capital expenditures related to the Company’s Beaumont facility expansion from the fixed charge coverage ratio.  The amendment also waived the $1.00 net income requirement for the period ended September 30, 2014 and modified the requirement at December 31, 2014 to be calculated using only the most recent three month period.

The agreement is collateralized by the Company’s real estate in Beaumont, Texas, trade accounts receivable, equipment, inventories, work-in-progress and investments in foreign subsidiaries, and the Company’s U.S. subsidiaries are guarantors of the borrowing.

The Company has $0.5 million of borrowings outstanding under the JP Morgan Chase N.A. credit agreement at September 30, 2014 and $0.5 million at December 31, 2013. The Company had additional borrowing capacity of $5.7 million and $7.9 million at September 30, 2014 and December 31, 2013 respectively.

In conjunction with the facility expansion at Beaumont completed in June 2014, interest was capitalized at the 30 day LIBOR rate plus 3.25% per annum. Interest capitalized for nine months ending September 30, 2014 and 2013 was $18,000 and none respectively and none was capitalized for the three months ended September 30, 2014 and 2013.

7. Inventories

Inventories consisted of the following at September 30, 2014 (unaudited) and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$1,042	$1,056
Work-in-process	2,804	2,168
Finished goods	-	-
	3,846	3,224
Less: allowance	(65)	(40)
Total inventories*	$3,781	$3,184

*As of December 31, 2013 $2,032 of net inventory was AAT which is included in current assets for sale.

8. Income Taxes

It was determined in the fourth quarter of 2011 that due to the Internal Revenue Code’s Section 382 limitations on our ability to utilize the net operating losses carry forwards of approximately $9.8 million generated by American Access Technologies, Inc., prior to the Company’s merger in 2007 and subsequent net operating losses and foreign tax credit carry forwards, a full valuation allowance was warranted in the fourth quarter of 2011. As such, the tax provision on U.S. income generated in 2014 and 2013 is offset by a reduction of the valuation allowance provided in 2011. The tax provision for 2014 and 2013 reflects a 34% U.S. tax rate related to the equity in foreign joint ventures’ operations, net of dividends received for an effective rate of 0% and 16% because of the mix of US income or loss, foreign equity income and dividends. The disposition of AAT’s assets and liabilities is not expected to affect the remaining operating loss carry forwards.

9. Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of September 30, 2014 and December 31, 2013 because of the relatively short maturity of these instruments.

10. Redeemable Convertible Preferred Stock

In conjunction with the issuance of the Redeemable Convertible Preferred Stock, Series A in May 2012, warrants were issued for common stock.

The initial value allocated to the warrants was recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the warrants is accreted to retained earnings through the scheduled redemption date of the redeemable Series A Convertible Preferred Stock. Discount accretion for the nine months ending September 30, 2014 and 2013 totaled $33 and $31.

11. Leases

New Corporate Office Lease

In December 2013, the Company executed a lease for office space at 1250 Wood Branch Park Drive, Houston, Texas. The lease covers approximately 13,000 square feet.

The term of the lease is 64 months and commenced in March 2014.

The Company leases equipment (principally trucks and forklifts) under operating lease agreements that expire at various dates to 2016. Rental expense relating to operating leases and other short-term leases for the nine months ended September 30, 2014 and 2013 amounted to approximately $269 and $267, respectively.

12. Discontinued Operations

During the first quarter of 2014, the management and the Board of Directors of AETI initiated a process to evaluate the possible sale of the AAT segment as well as other alternatives. The segment is comprised entirely of the American Access Technologies, Inc. operations in Florida. During the second quarter, the decision was made to sell the AAT business. Based on the expected value of the assets and liabilities for sale and the costs associated with the sale, an impairment loss of approximately $2.3 million after tax was recorded in the second quarter in discontinued operations results along with the $84 operating loss for the second quarter and $268 operating loss in the first quarter for AAT. Prior to the completion of the sale AAT lost $20 from operations in the third quarter. AAT results are considered discontinued operations and its assets and associated liabilities are carried as assets and liabilities held for sale. Therefore, their results are presented below continuing operating results as discontinued operations. Future periods will continue to report AAT results as discontinued in all comparative periods.  The sale of all non-cash assets excluding the real property closed effective August 14, 2014. The real estate was leased to the buyer for a minimum of one year with an option to purchase and remains in assets held for sale.

The following tables summarize the AAT assets and liabilities held for sale, the operating results for AAT and its impairment charge, and AAT’s summary cash flow components:

American Access Technologies, Inc.

Assets and Liabilities held for sale

(in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
Current assets held for sale	$-	$3,113
Long term assets held for sale	650	2,005
Total assets held for sale	$650	$5,118
Current liabilities held for sale	-	536
Total Liabilities held for sale	-	536
Net assets and liabilities held for sale	$650	$4,582

American Access Technologies, Inc.

Condensed Statements of Operations

Unaudited

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating income (loss) from discontinued operations	$(21)	$(215)	$(373)	$(350)
Provision for income taxes	-	-	-	-
Valuation provision ("impairment") on assets for sale	-	-	(2,300)	-
Income taxes on discontinued operations	-	-	-	-
Net loss after tax	$(21)	$(215)	$(2,673)	$(350)

American Access Technologies, Inc.

Condensed Statements of Cash Flow Components

Unaudited

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Net cash (used in) operating activities	$(1,691)	$(264)
Net cash provided by (used in) investing activities*	2,769	(160)
Net cash (used in) financing activities	-	(31)
Advances (to) from parent	(1,078)	455
Net increase (decrease) in cash and cash equivalents	$-	$-

* Includes sale proceeds of $2.3 million.

Cash is not included in assets held for sale and included in the condensed consolidated statements in cash.

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

BUSINESS

The Company was incorporated on October 21, 1996 as a Florida corporation. On May 15, 2007, we completed a business combination (the “M&I Merger”) with M&I Electric Industries, Inc. (“M&I”), a Texas corporation, and changed our name to American Electric Technologies, Inc. Our principal executive offices are located at 1250 Wood Branch Park Drive, Suite 600, Houston, Texas 77079 and our telephone number is 713-644-8182.

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of M&I Electric Industries, Inc. We formed a wholly-owned subsidiary in Brazil in the third quarter of 2014. It is owned 20% by AETI and 80% by M&I.

The Company reports financial data for two operating segments: the Technical Products and Services (“TP&S”) segment and the Electrical and Instrumentation Construction (“E&I”) segment; which together encompass the operations of M&I, including its wholly-owned subsidiaries, South Coast Electric Systems, LLC and M&I Brazil and its interest in international joint ventures’ operations in China and Singapore. The American Access (“AAT”) segment was sold on August 15, 2014 and is presented as discontinued operations with its non-cash assets and liabilities presented as held for sale in prior periods and as sold at September 30, 2014, except for the real estate. See footnote 12.

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

Effective April 30, 2014, the Company withdrew from the joint venture, AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which we held a 49% interest.

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

—	Downstream, which includes oil refining and petrochemical plants, as well as Liquefied Natural Gas (LNG) plants, export facilities, and storage facilities.
—	Power generation and distribution– the Company also provides turn-key power delivery solutions for the generation and distribution of power.
—	Distributed power generation includes on-site power generation, co-generation and independent power production customers.
—	Renewable power generation includes utility-scale solar power, as well as biomass power generation, geothermal power generation and other renewable energy related businesses.
—	Power distribution includes utility distribution markets such as substations.
—	Marine and industrial
—	Marine includes vessels such as platform supply vessels (PSV), offshore supply vessels (OSV), tankers and other various work boats, typically up to 300 ft. in length.
—	Industrial, including non-oil & gas industrial markets such as steel, paper, heavy commercial, and other non-oil & gas segments

A key component of our company’s strategy is our international focus. We have two primary models for conducting our international business. First, we sell directly through subsidiaries and through foreign sales agents that we have appointed. Many of those international partners also provide local service and support for our products in those overseas markets. Second, where local market conditions dictate, we have expanded internationally by forming joint venture operations with local companies in key markets such as China and Singapore, where we can partner with the primary end-customer in those markets, there are local content requirements, or there is a competitive advantage for utilizing local manufacturing.

In Brazil we have exited our joint venture and formed a wholly-owned subsidiary to serve the expanding market.

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

Industry Conditions

Our power distribution products which support the oil and gas industry are capital-intensive and cyclical in nature. The U.S. shale drilling activity and related production continues to favorably impact the demand for our products and services. The recent drop in crude oil prices may result in a decline in demand for our products and services from this sector. Our products marketed through our joint ventures in China and Singapore are experiencing changing market conditions related to the energy demands in these regions coupled with economic uncertainty.

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

Our power distribution products include low and medium voltage switchgear that provides power distribution and protection for electrical systems from electrical faults. Our products include both traditional low voltage and medium voltage switchgear, as well as a variety of arc-managed and arc-resistant switchgear to increase end-user safety in case of an arc-flash explosion. Our products are suitable for both ANSI (“American National Standards Institute”) and IEC (“International Electrotechnical Commission”) markets. Other power distribution products in our solution set include low voltage and medium voltage motor control centers, powerhouses, bus ducts, fuse and switch products, and other related power distribution equipment.

Our power conversion solutions include Analog, Digital SCR (“silicon controlled rectifier”) and Alternating Current Variable Frequency Drive (“AC VFD”) systems, that are used to adjust the speed and torque of an electric motor to match various user applications, primarily in the land and offshore drilling and marine vessel markets.

Our packaged solutions include power control rooms, Power Distribution Centers (“PDC”), and other packaged electrical buildings that incorporate our power distribution and power conversion products for land or offshore deployment.  Our packaged solutions also include Drillers’ Cabins for deployment in land and offshore drilling rigs.

Our automation and control solutions include PLC-based systems for the management of power in a user’s application. Our DrillAssist™ for land and offshore drilling and our vessel management systems for marine vessels are complete systems that enable the management of the drilling rig. DrillAssist™ includes auto-drill capabilities and a driller’s chair where the drilling rig operator manages the rig. DrillAssist and our vessel management system are based on technology from our March 2012 acquisition of the assets of Amnor Technologies, Inc.

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

Locations

The Company has domestic facilities and sales offices in Texas and Mississippi.  We have minority interests in foreign joint ventures which have facilities in Singapore and Xian, China. We began operating a new wholly-owned subsidiary in two locations (Macaé and Rio de Janiero) in Brazil to continue offering our products and services to the expanding energy industry in Brazil.

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

Foreign Currency Gains and Losses – Foreign currency translations are included as a separate component of comprehensive income. We have determined the local currency of foreign joint ventures and subsidiaries to be the functional currency. In accordance with ASC 830, the assets and liabilities of the foreign equity investees, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the condensed consolidated balance sheet date and revenue and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

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

Contingencies – We record an estimated loss from a contingency when information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Contingencies are often resolved over long time periods, are based on unique facts and circumstances, and are inherently uncertain. We regularly evaluate current information available to us to determine whether such accruals should be adjusted or other disclosures related to contingencies are required. We are a party to a number of legal proceedings in the normal course of our business for which we have made appropriate provisions where we believe an ultimate loss is probable. The ultimate resolution of these matters, individually or in the aggregate, is not likely to have a material impact on the Company’s financial position.

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

OVERALL RESULTS OF OPERATIONS

The following table represents revenue and income (loss) from consolidated continuing operations and equity in foreign joint ventures attributable to the business segments for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Net sales:
Technical Products and Services	$12,618		$13,970		$38,743		$35,607
Electrical and Instrumentation Construction	1,665		2,266		4,818		7,136
	$14,283		$16,236		$43,561		$42,743
Gross profit:
Technical Products and Services	$251	2%	$2,428	17%	$4,385	11%	$6,117	17%
Electrical and Instrumentation Construction	244	15%	331	15%	573	12%	1,496	21%
	$495	3%	$2,759	17%	$4,958	11%	$7,613	18%
Income from consolidated continuing operations and net equity income from foreign joint ventures’ operations:
Technical Products and Services	$(210)	-2%	$2,188	16%	$3,623	9%	$5,372	15%
Electrical and Instrumentation Construction	62	4%	331	15%	391	8%	1,496	21%
Corporate and other unallocated expenses	(2,039)	-14%	(1,548)	-9.5%	(5,552)	-13%	(4,764)	-11%
Income from consolidated continuing operations	(2,187)	-15%	971	6%	(1,538)	-4%	2,104	5%
Equity income from BOMAY	285		475		1,793		2,123
Equity income (loss) from MIEFE	65		(12)		139		146
Equity income (loss) from AAG*	-		(29)		2		871
Foreign operations (expenses)	(122)		(66)		(412)		(204)
Net equity income from foreign joint ventures’ operations	228		368		1,522		2,936
Income from consolidated continuing operations and net equity income from foreign joint ventures’ operations	$(1,959)		$1,339		$(16)		$5,040

*AAG equity income ended on April 30, 2014 when the Company withdrew from the AAG joint venture. No gain or loss was recorded on the withdrawal because the receivable equals the Company’s investment in AAG.

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

Sales to foreign joint ventures and subsidiaries are made on an arm’s length basis. See footnote 5 in notes to condensed consolidated financial statements for detailed financial information on the foreign joint ventures.

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

The table below shows the reconciliation of Net income (loss) on continuing operations attributable to common stockholders and net income (loss) attributable to common stockholders to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the nine months and three months ended September 30, 2014 and 2013 (dollars in thousands):

Continuing Operations
	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Net income (loss) on continuing operations attributable to common stockholders	$(2,068)	$1,116	$(330)	$3,967
Add: Dividends on redeemable convertible preferred stocks	86	86	258	256
Depreciation and amortization	198	132	457	348
Interest expense and other, net	23	27	56	72
Provision (benefit) for income taxes	-	110	-	745
EBITDA	$(1,761)	$1,471	$441	$5,388

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

Previous Methodology ($ millions)

Segments	Q1 2013	Q2 2013	Q3 2013	Q4 2013	Q1 2014	Q2 2014	Q3 2014
TPS	24.6	22.9	27.6	20.4	18.0	22.9	36.3
Construction / E&I	3.8	2.7	3.5	3.2	1.6	1.9	4.8
Total	28.4	25.6	31.1	23.6	19.6	24.8	41.1

Sectors
Oil & Gas	17.9	17.6	27.1	18.6	13.4	18.3	33.0
Power Generation	5.7	4.3	1.8	2.1	3.6	3.6	5.8
Marine & Industrial	4.8	3.7	2.2	2.9	2.6	2.9	2.3
Total	28.4	25.6	31.1	23.6	19.6	24.8	41.1

New Methodology ($ millions)

Segments
TPS	21.8	19.8	21.6	16.8	11.6	14.8	25.2
Construction / E&I	3.8	2.7	3.5	3.2	1.6	1.9	2.8
Total	25.6	22.5	25.1	20.0	13.2	16.7	28.0

Sectors
Oil & Gas	15.1	14.5	21.1	15.0	7.0	10.2	23.3
Power Generation	5.7	4.3	1.8	2.1	3.6	3.6	2.3
Marine & Industrial	4.8	3.7	2.2	2.9	2.6	2.9	2.4
Total	25.6	22.5	25.1	20.0	13.2	16.7	28.0

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

For Continuing Operations

	For the Three Months Ended September 30, 2014 and 2013
	(in thousands)
2014	Oil & Gas	Power Generation & Distribution		Marine & Other Industrial	Total
Revenue	$9,186	$1,140		$3,957	$14,283
Gross Profit	305	(404)	*	594	495
Gross Profit as % of Revenue	3%	-35%		15%	3%

2013
Revenue	$10,600	$3,480		$2,156	$16,236
Gross Profit	1,646	765		348	2,759
Gross Profit as of % of Revenue	16%	22%		16%	17%

	For the Nine Months Ended September 30, 2014 and 2013
	(in thousands)
2014	Oil & Gas	Power Generation & Distribution		Marine & Other Industrial	Total
Revenue	$32,494	$3,157		$7,910	$43,561
Gross Profit	3,955	(130)	*	1,133	4,958
Gross Profit as % of Revenue	12%	-4%		14%	11%

2013
Revenue	$28,408	$5,433		$8,902	$42,743
Gross Profit	5,119	1,199		1,295	7,613
Gross Profit as of % of Revenue	18%	22%		15%	18%

*Reflects the $0.4 million write off of the ISIS solar assets.

Three Months Ended September 30, 2014 as Compared with the Three Months Ended September 30, 2013

Consolidated revenues decreased $2.0 million to $14.3 million for the quarter ended September 30, 2014 from the comparable period in 2013. The TP&S segment’s revenue decrease of $1.4 million combined with a decrease in the E&I segment of $0.6 million.

Consolidated gross profit for the quarter was $0.5 million. The consolidated gross profit decreased by $2.3 million compared to the prior year’s third quarter. This decrease was mainly attributable to the TP&S segment which experienced project cost overruns and delays that reduced the gross profit compared to the same period in 2013.

Segment Comparisons

The TP&S segment’s revenue decreased $1.4 million from the quarter ended September 30, 2013, to $12.6 million for the quarter ended September 30, 2014, a 10% decline which  reflects the uneven project awards by our customers as well as execution related project delays. Gross profit for the segment for the quarter ended September 30, 2014 was $0.3 million, a decrease of $2.1 million from the quarter ended September 30, 2013 primarily caused by cost overruns, including overtime and project delays due to a significant increase in the number of million-dollar-plus power distribution center (“PDC”) projects underway in the quarter.   These project delays were primarily caused by capacity constraints for engineering and fabrication personnel.   In addition, product introduction costs related to the manufacture of newly introduced arc-resistant technologies negatively impacted the quarter.   Included in the segment results was the write-off of our alternative energy assets of $0.4 million due to reduced expectations for this product.

The E&I segment reported revenue of $1.7 million for the quarter ended September 30, 2014, a decrease of $0.6 million, or 27%, from the quarter ended September 30, 2013, which reflects a decrease in field work related to construction of independent construction projects. Gross profit for the E&I segment during the quarter ended September 30, 2014 was $0.2 million, a decrease of $0.1 million from the prior year’s third quarter results due to reduced revenue levels. Included in this segment are the results of M&I

Electric Brazil for the three months ended September 30, 2014, including Net sales: $184; Gross profit (loss): ($29); and Net income (loss): ($208).

Research and development costs for the quarter ended September 30, 2014 increased to $0.3 million from $0.1 million for the quarter ended September 30, 2013, which relate to the continued development of the Company’s drilling controls and automation technology and the ongoing development of arc-resistant products.

Selling and marketing expenses for the quarter ended September 30, 2014 were $0.6 million compared to the quarter ended September 30, 2013 of $0.5 million. This increase is primarily attributable to additional sales resources.

General and administrative expenses were up for the quarter ended September 30, 2014 compared to the same period in 2013 by $0.5 million due to a new office lease in 2014, increased recruiting costs, non-income based taxes, and higher professional fees.

Net equity income from foreign joint ventures’ operations decreased for the quarter ended September 30, 2014 by $0.1 million to $0.2 million as compared to the quarter ended September 30, 2013. The decrease was driven by the typical seasonality at BOMAY and our withdrawal from our Brazilian joint venture.

As discussed in the Company’s 2013 Form 10-K, the BOMAY operations in China are seasonal as budgets are established for the year in March and BOMAY works to complete production to meet the annual target by the third quarter.  After targets are met in the second or third quarter there are minimal sales in the latter half of the year.  While BOMAY achieved strong profitability in the first half of 2014, we do not expect BOMAY to achieve these profitability levels for the remainder of 2014.  The significant reduction in BOMAY’S current assets and liabilities in 2014 reflects the slowdown in China and the completion of significant projects resulting in inventory reductions of $28 million, partially offset by increased cash of $9 million and receivables of $4 million.

On April 15, 2014, we withdrew from our joint venture, AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA (“AAG”).

Interest expense and other, net was $23 for the quarter ended September 30, 2014, a small decrease from the comparable 2013 quarter. The decrease primarily resulted from lower interest expense and credit fees.

The provision for (benefit from) income taxes for the quarter ended September 30, 2014 was no expense which reflects the provision for taxes on the foreign joint venture equity earnings based on the annual estimated foreign joint venture equity earnings, net of dividends at 34% compared to an expense of $0.1 million in the 2013 comparable quarter. As a result of the anticipated dividends meeting or exceeding expected equity income from joint ventures, the net federal tax provision was zero for 2014.

The discontinued AAT segment reflects a $0.02 million operating loss prior to the sale in August, 2014.  No further gain or loss was recognized on the sale because the actual sale proceeds were approximately equal to the results expected when the $2.3 million provision was recorded in June 2014.

See footnote 12 for further information.

Nine Months Ended September 30, 2014 as Compared with the Nine Months Ended September 30, 2013

Consolidated revenues increased $0.8 million to $43.6 million, a record level, for the nine months ended September 30, 2014 from the comparable period in 2013.   The TP&S segment’s revenue increase of $3.1 million or 9% was offset by a 32% decrease in the much smaller E&I segment. The TP&S’s revenue growth is primarily due to increased demand related primarily to the oil and gas sector.

Consolidated gross profit for the nine months ended September 30, 2014 was $5.0 million. The consolidated gross profit decreased by $2.6 million compared to the prior year period. This decrease was attributable to project delays and cost overruns primarily in the third quarter of 2014 in the TP&S segment and lower revenue levels and cost overruns on fixed price contracts in the E&I segment.

Segment Comparisons

The TP&S segment’s revenue increased $3.1 million from $35.6 million for the prior nine months ended September 30, 2013, to $38.7 million for the nine months ended September 30, 2014, a 9% improvement which reflects the strength of the oil and gas markets and the company’s improved sales organization. Gross profit for the segment for the nine months ended September 30, 2014 was $4.4 million, a decrease of $1.7 million from the prior nine months ended September 30, 2013. This decline was primarily caused by cost overruns, including overtime and project delays from the increase in the number of million-dollar-plus power distribution

center (“PDC”) projects in the manufacturing process during the third quarter.   The project delays were caused in part by capacity constraints for engineering and fabrication personnel.   In addition, product introduction costs related to the manufacturing of newly introduced arc-resistant technologies negatively impacted gross profits, particularly in the third quarter.  In addition, the write-off of the Company’s remaining alternative energy assets impacted the period.

The E&I segment reported revenue of $4.8 million for the nine months ended September 30, 2014, a decrease of $2.3 million, or 32%, from the nine months ended September 30, 2013, which primarily reflects a decrease in field work from independent construction projects. Gross profit for the E&I segment for the nine months ended September 30, 2014 was $0.6 million, a decrease of $0.9 million from the prior year’s nine months results primarily on lower revenues and costs overruns on fixed price contracts. The initial Brazil amounts included in this segment for the three months ended September 30, 2014 are: Net sales: $184; Gross profit (loss): ($29); and Net income (loss): ($208).

Research and development costs for the nine months ended September 30, 2014 were up to $0.7 million from $0.4 million for the prior nine months ended September 30, 2013. The Company continues to invest in key technologies such as drilling control systems and arc-resistant products.

Selling and marketing expenses for the nine months ended September 30, 2014 were $1.9 million compared to the prior nine months ended September 30, 2013 of $1.6 million. This increase is primarily attributable to increased commissions on larger projects, timing of costs related to marketing and trade shows and an increased sales force.

General and administrative expenses were up $0.4 million for the nine months ended September 30, 2014, from the same period in 2013.This is primarily due to a new office lease in 2014, higher legal and accounting fees, non-income based taxes, and other professional fees partially offset by reduced performance bonus accruals.

Net equity income from foreign joint ventures’ operations decreased $1.4 million for the nine months ended September 30, 2014 to $1.5 million as compared to the nine months ended September 30, 2013. The decrease was driven by the company’s withdrawal from the AAG joint venture in Brazil, a $0.9 million decrease, lower BOMAY results of $0.3 million and higher joint venture related expenses of $0.2 million.

As discussed in the Company’s 2013 Form 10-K, the BOMAY operations in China are seasonal as budgets are established for the year in March and BOMAY works to complete production to meet the annual target by the third quarter.  After targets are met in the second or third quarter there are minimal sales in the latter half of the year.  While BOMAY achieved strong profitability in the first half of 2014, we do not expect BOMAY to achieve these profitability levels for the remainder of 2014.  The significant reduction in BOMAY’S current assets and liabilities in 2014 reflects the slowdown in China and the completion of significant projects resulting in inventory reductions of $28 million partially offset by increased cash $9 million and receivables $4 million.

On April 15, 2014, we withdrew from our joint venture, AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA (“AAG”).

Interest expense and other, net was $56 for the nine months ended June 30, 2014, a decrease of $16 from the comparable prior nine months ended September 30, 2013. The decrease primarily resulted from lower interest expense due to the capitalization of interest on our Beaumont expansion completed in June 2014.

The provision for (benefit from) income taxes for the nine months ended September 30, 2014 was no expense which reflects the provision for taxes on the foreign joint venture equity earnings based on the annual estimated foreign joint venture equity earnings, net of dividends at 34% compared to an expense of $0.7 million in the prior nine months ended September 30, 2013. As a result of the 2014 anticipated dividends meeting or exceeding expected equity income from Joint Ventures, the net federal tax provision was zero.

The discontinued AAT segment loss reflects an operating loss of $0.4 million and a $2.3 million provision to reduce the assets to estimated market value which was realized on the actual sale in August.

See footnote 12 for further information.

Backlog

See page 21 for an explanation of changes in backlog methodology.

The Company’s backlog as of September 30, 2014 was $28.0 million compared to $20.0 million at December 31, 2013. The backlog for the TP&S segment was approximately $25.2 million as of September 30, 2014, an increase of approximately $8.3 million as compared to the backlog at December 31, 2013. Approximately 60% of this backlog is expected to be realized as revenue during the remainder of the fiscal year.

The backlog for the E&I segment was approximately $2.8 million as of September 30, 2014, a decrease of $0.4 million as compared to the backlog at December 31, 2013. The backlog is expected to be realized as revenue during the remainder of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2014	December 31, 2013
	(in thousands except percentages and ratios)
Working capital	$10,666	$15,282
Current ratio	1.9 to 1	2.4 to 1
Debt as a percent of total capitalization	2%	2%

Notes Payable

On November 30, 2013, the Company entered into a $10 million Amended and Restated Credit Agreement with JP Morgan Chase Bank, N.A. The agreement replaced in its entirety the Company’s prior credit agreement, as amended, originally entered into with JP Morgan Chase Bank, N.A. in October of 2007.

The 2013 agreement has a maturity date of October 1, 2015. Under the agreement, the credit facility’s interest rate is London Interbank Offered Rate (“LIBOR”) 0.15% plus 3.25% per annum and a commitment fee of 0.3% per annum on the unused portion of the credit limit each quarter. The 2013 agreement provides for usual and customary covenants and restrictions including that the borrower must maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and will not permit the ratio of consolidated total liabilities to consolidated net worth to exceed $1.00. Additionally, the borrower will not permit, at the end of each calendar quarter, for its net income for the most recently ended six month period to be less than $1.00. Effective June 30, 2014 the Company and JP Morgan Chase Bank N.A. amended the 2013 credit agreement to exclude the impact of the AAT impairment and anticipated sale of that segment from the calculation of the net income covenant.

On November 12, 2014 the Company entered into an amendment with JP Morgan Chase Bank N.A which extended the maturity of the facility to October 1, 2017. Additionally, the amendment modified the interest rate to LIBOR plus 3.00% per annum and the commitment fee to 0.4% per annum for the unused portion of the credit limit each quarter.  The amendment provided for the exclusion of up to $4.9 million of capital expenditures related to the Company’s Beaumont facility expansion from the fixed charge coverage ratio.  The amendment also waived the $1.00 net income requirement for the period ended September 30, 2014 and modified the requirement at December 31, 2014 to be calculated using only the most recent three month period.

The agreement is collateralized by the Company’s real estate in Beaumont, Texas, trade accounts receivable, equipment, inventories, work-in-progress and investments in foreign subsidiaries, and the Company’s U.S. subsidiaries are guarantors of the borrowing.

The Company has $0.5 million of borrowings outstanding under the JP Morgan Chase N.A. credit agreement at September 30, 2014 and $0.5 million at December 31, 2013. The company had additional borrowing capacity of $5.7 million and $7.9 million at September 30, 2014 and December 31, 2013 respectively.

In conjunction with the facility expansion at Beaumont which was completed in June 2014, interest was capitalized at the 30 day LIBOR rate plus 3.25% per annum. Interest capitalized for nine months ending September 30, 2014 and 2013 was $18,000 and none respectively and none for the three months ended September 30, 2014 and 2013.

Operating Activities

During the nine months ended September 30, 2014, the Company used cash of $0.07 million from continuing operations as compared to using $0.3 million for the same period in 2013. This was primarily due to lower earnings offset by a decrease in working capital.

Investing Activities

During the nine months ended September 30, 2014, the Company used cash of $2.2 million for investing activities compared providing $0.8 million for the comparable period in 2013. The increase in 2014 is mainly attributable to the construction at the manufacturing facility at Beaumont partially offset by increased dividends received from our joint venture companies. During the nine months ended September 30, 2014, the Company received aggregate dividends from its joint ventures $2.5 million.

Financing Activities

During the nine months ended September 30, 2014, the Company utilized $0.6 million compared to $0.4 million in the comparable period in 2013 caused by an increase in treasury stock purchases.

The Company believes its existing cash, working capital and unused credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months. The Company continues to review growth opportunities and depending on the business needs may raise cash in the form of debt, equity, or a combination of both.

Discontinued Operations

Discontinued operations provided $1.1 million of cash primarily due to the proceeds received from the sale of the non-real estate assets of AAT.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through October 1, 2015. At September 30, 2014, the Company had $0.5 million of variable-rate debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have had an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (0.15% at September 30, 2014) plus 3.25% per year. The agreement is collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

AETI maintains equity method investments in its Singapore and Chinese joint ventures, MIEFE and BOMAY respectively. The functional currencies of the joint ventures and the Brazil subsidiary are the Singapore Dollar, the Chinese Yuan and Brazilian Real, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in AETI’s condensed consolidated balance sheets. In the current nine months, this item decreased from $983 at December 31, 2013 to $951 at September 30, 2014 due principally to the mix of the balance sheet items partially offset by the strength of the United States Dollar against the Chinese Yuan and Brazilian Real.

Other than the aforementioned items, we do not believe we are exposed to significant foreign currency exchange risk because all of our net sales and purchases are denominated in United States Dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2014.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended September 30, 2014 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In conjunction with the issuance of common stock to employees upon conversion of vested restricted stock units under the 2007 Employee Stock Incentive Plan, between February 25, 2014 and March 12, 2014, the Company withheld 59,113 of such shares for employee withholding tax of $466,000 in accordance with the provisions of the Plan. These shares are reflected as treasury stock at September 30, 2014.

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

Date: November 14, 2014

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Senior Vice President and Chief Financial Officer (Principal Financial Officer)