Form 10-K
period 2014-12-31
American Electric Technologies Inc
filed 2015-03-31
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $33,870,000 based on the closing sale price on June 30, 2014 as reported by the NASDAQ Stock Market.

The number of shares of common stock outstanding on March 16, 2015 was 8,216,598.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2015 Annual Meeting of Stockholders to be held May 15, 2015 (Proxy Statement)	Part III

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

Company Background and Corporate Structure

American Electric Technologies, Inc. (the “Company”, “AETI”, “our”, “us” or “we”) was incorporated on October 21, 1996 as a Florida corporation. On May 15, 2007, we completed a business combination (the “M&I Merger”) with M&I Electric Industries, Inc. (“M&I”), a Texas corporation, and changed our name to American Electric Technologies, Inc. Our principal executive offices are located at 1250 Wood Branch Park Drive, Suite 600, Houston Texas 77079 and our telephone number is 713-644-8182.

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of M&I Electric Industries, Inc., including its wholly-owned subsidiary, South Coast Electric Systems, LLC, M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”), and American Access Technologies, Inc. (“AAT”). The operations of the AAT segment were sold on August 15, 2014 (except for its real estate) and its remaining assets are presented as “held for sale” and its results from operations are reported as discontinued operations. The Company reports financial data for two operating segments: the Technical Products and Services (“TP&S”) segment and the Electrical and Instrumentation Construction (“E&I”) segment. These two segments encompass the operations of M&I, and its interest in international joint ventures in China and Singapore

The Company is a leading provider of power delivery solutions to the global energy industry.

The principal markets that we serve include:

•	Oil & gas – the Company provides “turn-key” power delivery solutions for the upstream, midstream and downstream oil and natural gas sectors.
•

Upstream relates to the exploration and production of oil and natural gas. The Company serves customers in the land drilling, offshore drilling, land-based production, and offshore production segments of the market.

•

Midstream, which is primarily related to oil & gas transportation, including oil & gas pipelines and compression and pumping stations. The Company also has a strong customer base in natural gas fractionation (separation), cryo, natural gas to liquids, and other natural gas related-plants.

•	Downstream, which includes oil refining and petrochemical plants, as well as Liquefied Natural Gas (LNG) plants, export facilities, and storage facilities.
•	Power generation and distribution– the Company also provides “turn-key” power delivery solutions for the power generation and distribution sectors.
•	Distributed power generation includes on-site power generation, co-generation and independent power production customers.
•	Renewable power generation includes biomass power generation, geothermal power generation and other renewable energy related businesses.
•	Power distribution includes utility distribution markets such as substations.
•	Marine and Industrial
•	Marine includes vessels such as platform supply vessels (PSV), offshore supply vessels (OSV), tankers and other various work boats, typically up to 300 ft. in length.
•	Industrial, including non-oil & gas industrial markets such as steel, paper, heavy commercial, and other non-oil & gas applications.

A key component of our Company’s strategy is our international focus. We have three primary models for conducting our international business. First, where local market conditions dictate, we have expanded internationally by forming joint venture operations with local partners in key markets such as China and Singapore, where we can partner with the primary end-customer in that market, or there are local content requirements or a competitive advantage using local manufacturing. Second, in Brazil, we have exited our joint venture and formed a wholly-owned subsidiary to serve this expanding market. Third, we sell through foreign sales agents that we have appointed. Many of those international partners also provide local service and support for our products in those overseas markets.

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

The Company reports financial data for two operating segments: the Technical Products and Services (“TP&S”) segment and the Electrical Instrumentation Construction (“E&I”) segment; which together encompass the operations of M&I, including its wholly-owned subsidiaries, South Coast Electric Systems, LLC and M&I Brazil and M&I’s interest in international joint ventures’ operations in China and Singapore.

Technical Products and Services

Our Technical Products and Services (“TP&S”) business has provided sophisticated custom-designed power distribution, power conversion, automation and control systems for the energy industry since 1946. Our products are used to safely distribute and control the flow of electricity from the source of the power being generated (e.g. a diesel generator or the utility grid) to whatever mechanical device needs to use the electricity (drilling machinery, motors, other process equipment, etc.) at low and medium voltages.

Our power distribution products include low and medium voltage switchgear that provide power distribution and protection for electrical systems from electrical faults. Our products include traditional low voltage and medium voltage switchgear, as well as a variety of arc-managed and arc-resistant switchgear to increase end-user safety in case of an arc-flash explosion. Our products are suitable for both ANSI (“American National Standards Institute”) and IEC (“International Electrotechnical Commission”) markets. Other power distribution products in our solution set include low voltage and medium voltage motor control centers, bus ducts, fuse and switch products, and other related power distribution equipment. We also bundle 3rd party products per our customer specifications including items such as battery backup power systems and transformers.

Our power conversion solutions include Analog, Digital SCR (“silicon controlled rectifier”) and Alternating Current Variable Frequency Drive (“AC VFD”) systems, that are used to adjust the speed and torque of an electric motor to match various user applications, primarily in the land and offshore drilling and marine vessel markets.

Our automation and control solutions are Programmable Logic Controllers (“PLC”) based systems designed for the management and control of power in a user’s application. Our DrillAssist™ for land and offshore drilling are control systems that enable the management of an entire drilling rig’s operations. DrillAssist™ includes auto-drill capabilities and a driller’s chair and cabin where the drilling rig operator manages the rig. DrillAssist and our Vessel Management System are based on technology from our March 2012 acquisition of the assets of Amnor Technologies, Inc.

Our packaged solutions include Power Distribution Centers (“PDC”), SCR houses, Drillers Cabins, and other packaged electrical buildings that incorporate our power distribution and power conversion products for land or offshore deployment.

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

Our technical services group provides services to commission and maintain our customers’ electrical power conversion and controls systems. We also provide low and medium voltage start-up/commissioning, preventative maintenance, emergency call out services, and breaker and switchgear refurbishment services.

Technical Products and Services net sales:

Year	Amount (in thousands)	Percent of Consolidated Net Sales
2014	$49,967	87%
2013	$49,150	83%
2012	$38,973	81%

Foreign Joint Ventures

We use foreign joint ventures to drive growth in the key international markets of China and South East Asia. We believe our foreign joint ventures provide a prudent way to diversify and reduce the risk of international expansion, capitalize on the strengths and the relationships of our foreign joint venture partners with potential customers, and achieve competitive advantages. Our interests in foreign joint ventures are accounted for under the equity method of accounting. Sales made to the foreign joint ventures are made with terms and conditions similar to those of our other customers.

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

Brazil. During 2010, the Company entered into a joint venture agreement with Five Star Services, a Brazilian corporation, and formed AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA (“AAG”), a Brazilian Limited Liability Company, in which the Company held a 49% interest. AAG began operations mid-year 2010, and provides electrical products and services to the Brazilian energy industries. Effective April 30, 2014, the Company withdrew from this joint venture.

Investment in Foreign Joint Ventures:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	BOMAY**	MIEFE	AAG	BOMAY	MIEFE	AAG
	(in thousands)			(in thousands)
Investment as of end of year	$11,548	$505	$—	$10,609	$1,138	$1,286
Equity income (loss)*	2,054	138	2	2,066	115	843
Distributions received from joint ventures*	1,042	650	830	1,321	—	23
Foreign currency translation*	(73)	(121)	178	333	(40)	(168)
AETI sales to joint ventures	130	14	4	325	225	4
Accounts receivable due from joint ventures	32	2	1	119	—	8

*	Numbers are reflected in the investment balance as of end of year.
**

Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment. The limit of BOMAY’s loan amount shall be determined by the BOMAY Board of Directors subject to certain operating requirements. At this time, no guarantees have been provided by AETI.

During 2014 and 2013, the Company recognized approximately $522,000 and $267,000 respectively, for employee joint venture related expenses which are included in Foreign Joint Ventures Operation’s Related Expenses in the accompanying statements of operations.

Electrical and Instrumentation Construction

The Electrical and Instrumentation Construction (“E&I”) segment provides a full range of electrical and instrumentation construction and installation services to the Company’s markets. The Company’s E&I construction business is primarily generated from the installation (“rig up”) of our power delivery solutions into our packaged power control systems. Applications include installation of switch-gear and other power distribution equipment, AC and DC motors, drives, motor controls, lighting systems and electrical cable. The remainder of the segment’s business includes new construction as well as electrical and instrumentation turn-arounds, maintenance and renovation projects.

Electrical and Instrumentation Construction net sales:

Year	Amount (in thousands)	Percent of Consolidated Net Sales
2014	$7,287	13%
2013	$10,089	17%
2012	$9,196	19%

American Access Technologies

During the second quarter of 2014, the decision was made to sell the AAT business segment. The sale of all non-cash assets, excluding the real property, closed effective August 14, 2014. The real estate was leased to the buyer for a minimum of one year with an option to purchase. This real estate is reported as assets held for sale.  All AAT results are excluded from continuing operations and reflected as discontinued operations.

Segment Financial Data

Segment Information:

The table below represents segment results for the years ended December 31, 2014 and 2013 (in thousands), excluding the AAT segment:

	2014	2013
Net sales:
Technical Products and Services	$49,967	$49,150
Electrical and Instrumentation Construction	7,287	10,089
	$57,254	$59,239
Gross profit:
Technical Products and Services	$4,132	$9,072
Electrical and Instrumentation Construction	863	2,095
	$4,995	$11,167
Income (loss) from consolidated continuing operations and net equity income from foreign joint ventures’ operations:
Technical Products and Services	$3,177	$8,061
Electrical and Instrumentation Construction	525	2,095
Corporate and other unallocated expenses	(7,597)	(6,994)
Income (loss) from consolidated continuing operations	(3,895)	3,162
Equity income from BOMAY	2,054	2,066
Equity income from MIEFE	138	115
Equity income from AAG	2	843
Foreign operations expenses	(522)	(267)
Net equity income from foreign joint ventures’ operations	1,672	2,757
Income (loss) from consolidated continuing operations and net equity income from foreign joint ventures’ operations	$(2,223)	$5,919

International Sales

During 2014, approximately 9% of the Company’s consolidated revenue were systems sold or shipped into international markets, principally from the TP&S segment and M&I Brazil. Sales from the U.S are generally made in U.S. dollars and settled prior to shipment or are collateralized by irrevocable letters of credit.  M&I’s Brazil sales are generally made in Brazilian Reais and are settled on a progress payment basis.

Marketing

We market our Technical Products and Services and E&I construction in the United States through direct contact with potential customers by our internal sales organization consisting of 10 full-time sales and sales support employees. We also exhibit at a variety of industry trade shows each year. We have appointed several sales agents and distributors in the United States and in a number of foreign countries. M&I Brazil markets in Brazil and other South American countries.

Our business is generally obtained through a competitive bid process where the lowest bid from pre-qualified suppliers is awarded the project. Depending on the market segment, we either sell directly to the end user or owner, or sell to an Engineering, Procurement and Construction (“EPC”) firm.

Manufacturing

Manufacturing processes at our various facilities include machining, fabrication, wiring, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of various parts and assemblies that we incorporate into our products. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We perform system design, assembly and testing in-house. Our manufacturing operations in Beaumont, Texas are ISO 9001:2008 certified.

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

Our commitment to providing quality products and services, fair pricing, innovation and customer service is the foundation to the long-standing customer relationships that we enjoy with an attractive customer base. Since 1946, we have provided over 10,000 power delivery systems to many of the leading companies involved in oil and gas exploration, drilling, production, pipelines, shipbuilding, oil refineries, petrochemicals, power generation, and steel industries in the United States.

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

We have identified our largest competitors, by product line as follows:

Power Distribution/Switchgear Systems—Powell Industries, Siemens, Eaton, GE, ABB and Volta.

Power Conversion/Drive Systems—Omron, National Oilwell Varco (NOV), ABB, and Siemens.

Power Services—Tidal Power, Coastal Power, Eaton, and Group Schneider.

Construction—Jefferson Electric, Golderest Electronics, Newtron Electrical Services, M&D Electric Co., and Triple “S” Industrial Corp.

Backlog

Backlog represents the dollar amount of net sales that we expect to realize in the future as a result of performing work under multi-month contracts. Backlog is not a measure defined by generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. Backlog may not be indicative of future operating results. Not all of our potential net sales are recorded in backlog for a variety of reasons, including the fact that some contracts begin and end within a short-term period. Many contracts are subject to modification or termination by the customer. The termination or modification of any one or more sizeable contracts or the addition of other contracts may have a substantial and immediate effect on backlog. Our backlog does not include any backlog in place at our foreign joint ventures’ operations.

We generally include total expected net sales in backlog when a contract for a definitive amount of work is entered into. We generally expect our backlog to become net sales within a year from the signing of a contract. Backlog as of December 31, 2014 and 2013 totaled $ 26.5 million and $20 million, respectively.

Intellectual Property

We have a number of trademarks and trade names utilized with our products and services. While proprietary intellectual property is important to the Company, management believes the loss or expiration of any intellectual property right would not materially impact the Company or either of its segments.

Environmental Laws

We are subject to various federal, state, and local laws enacted for the protection of the environment. We believe we are in compliance with such laws. Our compliance has, to date, had no material effect on our capital expenditures, earnings, or competitive position.

Research and Development Costs

Total expenditures for research and development were $807,000 and $499,000 for the fiscal years ended December 31, 2014 and 2013. We incurred research costs to develop new products for our oil & gas markets including new power distribution, power conversion and automation and control products.

Employees

As of December 31, 2014, we had 332 employees. No employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our common stock and all of the other information in this 2014 Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Customers in the oil and gas industry account for a significant portion of our sales. Reduced expenditures by customers in this industry are likely to reduce our net sales, profitability and cash flows.

Customers related to the oil and gas industry accounted for approximately 72% and 62% of our net sales in 2014 and 2013, respectively. The oil and gas industry is a cyclical commodity business, with product demand and prices based on numerous factors such as general economic conditions and local, regional and global events and conditions that affect supply, demand and profits. Demand for our products and services benefits from strong oil and gas markets. The recent decline in the price for oil will likely cause a decrease in demand for our products and services and result in a decline in our net sales, profit margins and cash flows.

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

A portion of our net sales is recognized on the percentage-of-completion method of accounting. The percentage-of-completion method of accounting practice we use results in recognizing contract net sales and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract net sales, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Actual collection of contract amounts or change orders could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings in future periods. In certain circumstances, it is possible that such adjustments could be significant.

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

Our continued success is dependent on the continuity of several key management, operating and technical personnel. The loss of these key employees would have a negative impact on our future growth and profitability. We have entered into written employment agreements with our Chief Executive Officer; Chief Financial Officer; and International Director, who is responsible for managing our BOMAY joint venture operations relationships and Brazil subsidiary.

Our results of operations and financial condition may be adversely impacted by global recession.

The consequences of a prolonged recession could include a lower level of economic activity and uncertainty regarding commodity and capital markets. The lack of a sustained economic recovery could have an adverse effect on our results of operations, cash flows or financial position.

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

We manufacture products and operate plants in Mississippi, Texas and Brazil. Operations in the U.S. were disrupted in 2008 due to Hurricanes Gustav and Ike and in 2005 due to Hurricanes Katrina and Rita. Although we did not suffer a material loss as a result of these disruptions due to our insurance coverage and advance preparations, it is not possible to predict future similar events or their consequences, any of which could decrease demand for our products, make it difficult or impossible for us to deliver products, or disrupt our supply chain.

We generate a significant portion of our net sales from international operations and are subject to the risks of doing business outside of the United States.

Approximately 9% of our net sales in 2014 were generated from projects and business operations outside of the United States, primarily provided to the oil and gas drilling and marine industries in the following countries: Mexico, Canada, United Arab Emirates, Singapore, Indonesia and Brazil. This percentage was approximately 16% in 2013. The oil and gas industry operates in both remote and potentially politically unstable locations, and numerous risks and uncertainties affect our non-United States operations. These risks and uncertainties include changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as United States laws affecting activities of United States companies abroad, including tax laws and enforcement of contract and intellectual property rights. In addition, the costs of providing our services can be adversely and/or unexpectedly impacted by the remoteness of the locations and other logistical factors.

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

The marketplace may not accept and utilize our newly developed products and services, the effect of which would prevent us from successfully commercializing our proposed products or services and may adversely affect our financial condition and results of operations.

Our ability to market and commercialize our new products and services depends on the acceptance of such products and services by the industry.

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

Risk from Restricted U.S. Government Access to Audit Documents in China

The audit of BOMAY for the fiscal year ended December 31, 2014 was conducted in China by a Chinese audit firm not registered with the PCAOB under the direction of the Company’s independent auditor.  The Company’s independent auditor has directed additional procedures to comply with U.S. auditing standards.

Under the laws of the United States, auditors of public companies are to undergo regular inspections by the PCAOB and to make all requested work papers available for the SEC and the PCAOB inspection. However, due to laws of the People’s Republic of China applicable to auditors, the SEC and the PCAOB are currently unable to conduct such inspections on work papers prepared in China without the approval of the Chinese government authorities.

As a result, the SEC or PCAOB may be unable to conduct inspections of the BOMAY audit work papers.  The Company’s stockholders may be deprived of the benefits of PCAOB inspections, and may lose confidence in our reported financial information and procedures and the quality of portions of our financial statements.

Joint Venture Centralized Government Risks

Since the centralized government of China controls most of the petroleum industry and related manufacturing through annual planning and budgets, the financial results realized by the Company’s joint venture BOMAY will reflect the government’s decisions on production levels for oil and gas equipment. The Company further understands that the value of BOMAY’s assets including inventory may not be fully realized if demand for these products is reduced significantly because of economic policy decisions or other organizational changes in the Chinese Petroleum industry.

Foreign Currency Transaction Risk

AETI maintains equity method investments in its Singapore and Chinese joint ventures, MIEFE and BOMAY, respectively. The functional currencies of the joint ventures are the Singapore Dollar and the Chinese Yuan, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income, net of deferred taxes in AETI’s consolidated balance sheet. This item decreased from $983,000 at December 31, 2013 to $851,000 at December 31, 2014 due to the strength of the United States Dollar against the Brazilian Real and the withdrawal from the Brazil joint venture.

In M&I Brazil much of the business is conducted in Brazilian Reais and this has been determined to be the functional currency.  Deterioration of the Real to the U.S. Dollar will reduce U.S. Dollar earnings on contracts.

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

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. At December 31, 2014, the Company had $4.0 million of variable-rate debt outstanding under the facility. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have had an insignificant, unfavorable impact on the Company’s pretax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the 30 day LIBOR rate (0.15% at December 31, 2014) plus 3.0% per year. A term loan of $4 million was completed in March 2015 and paid down the revolving facility. This has similar exposure to 30 day LIBOR plus 3.50%. The revolving credit facility agreement is collateralized by trade accounts receivable, inventory, work-in-process and equipment. The new term loan is secured by a mortgage note on the Beaumont real estate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table describes the material facilities of AETI and its subsidiaries, including foreign joint ventures, as of December 31, 2014:

Location	General Description	Approximate Acres	Approximate Square Feet of Building	Owned/Leased
Houston, Texas	Company and M&I headquarters,	0.1	13,000	Leased
Beaumont, Texas	TP&S manufacturing, administration and storage	9.0	118,000	Owned
Bay St. Louis, Mississippi	M&I manufacturing	3.0	11,700	Owned
Keystone Heights, Florida*	Offices and manufacturing	9.7	67,500	Owned
Brazil - Macaé	M&I Brazil offices and manufacturing	1.0	10,764	Leased
Rio	M&I Brazil offices	0.1	6,458	Leased
Foreign joint ventures’ operations:
Xian, Shaanxi, China	BOMAY Electric Industries offices and manufacturing	4.1	100,000 80,000	Owned Leased
Singapore	M&I Electric Far East offices and manufacturing	0.3	15,000	Leased

* AAT facility is currently leased to purchaser of AAT operations.

ITEM 3.	LEGAL PROCEEDINGS.

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters is not expected to have a material effect on our consolidated financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on The NASDAQ Stock Market under the symbol “AETI”.

The following table sets forth quotations for the high and low sales prices for the Company’s common stock, as reported by NASDAQ, for the periods indicated below:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	High	Low	High	Low
First Quarter	$11.21	$6.54	$5.23	$4.66
Second Quarter	7.15	5.67	7.27	5.12
Third Quarter	7.60	6.42	9.00	6.26
Fourth Quarter	7.60	5.00	10.22	6.75

As of March 16, 2015, there were 50 shareholders of record of our common stock.

The Company did not declare or pay cash dividends on common shares in either fiscal year 2014 or 2013. Dividends were paid on our Series A Convertible Preferred Stock. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business. Our amended bank loan agreement prohibits the payment of cash dividends on our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In conjunction with the issuance of common stock to employees upon conversion of vested restricted stock units under the 2007 Employee Stock Incentive Plan, between February 25, 2014 and March 12, 2014, the Company withheld 59,113 of such shares for employee withholding tax of $466,000 in accordance with the provisions of the Plan. These shares are reflected as treasury stock at December 31, 2014.

In conjunction with the termination of certain AAT employees in August, 2014 the Company issued shares of common stock to separating employees upon conversion of vested restricted stock units under the 2007 Employee Stock Incentive Plan. The Company withheld 2,664 of such shares for employee withholding tax of $17,000 in accordance with the Plan. These shares are reflected as treasury stock at December 31, 2014.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about outstanding equity plans as of December 31, 2014. The table includes additional shares that may be issuable pursuant to the amendment to add an additional 600,000 shares to the 2007 Employee Stock Incentive Plan that was approved at the Annual Meeting in May 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding rights (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (3) (a) (b)
Equity compensation plans approved by security holders	169,000	$—	780,484
Equity compensation plans not approved by security holders	—	—	—
Total (c)	169,000	$—	780,484

(1) Includes shares of common stock issuable upon vesting of outstanding restricted stock units (RSUs).

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which convert to common stock on a one-to-one basis. No options were outstanding.
(3)	Consists of the shares available for future issuance under 2007 Employee Stock Incentive Plan for services by eligible employees, board members, independent contractors and consultants.
(a)	As of March 16, 2015, 728,474 shares were available for issuance under the 2007 Employee Stock Incentive Plan due to awards and vesting which occurred subsequent to December 31, 2014.
(b)	See Note 10 to the consolidated financial statements included in this 10-K for the year ended December 31, 2014 for further information.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial data for continuing operations for the periods presented. This data excludes the results of the AAT segment, a discontinued operation. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report. The information set forth below is not necessarily indicative of results of future operations. Amounts are in thousands of dollars except share and per share data.

CONTINUING OPERATIONS

	2014	2013	2012	2011	2010
Net sales	$57,254	$59,239	$48,169	$44,407	$32,086
Net income (loss) attributable to common stockholders***	$(2,399)	$4,918	$2,578	$(5,643)	$(1,944)
Earnings (loss) per common share:
Basic	$(0.29)	$0.62	$0.33	$(0.72)	$(0.25)
Diluted	$(0.29)	$0.56	$0.31	$(0.72)	$(0.25)
Cash dividends declared per common share
Shares used in computing earnings (loss) per common share:
Basic	8,182,034	7,990,690	7,901,225	7,813,587	7,741,594
Diluted	8,182,034	9,472,506	8,258,742	7,813,587	7,741,594
Cash and cash equivalents	$3,550	$4,148	$4,477	$3,749	$1,364
Total assets**	43,254	45,836	38,974	36,231	34,027
Long-term debt (including current maturities)	4,000	500	500	5,211	4,365
Total liabilities**	17,701	15,565	13,789	18,710	11,101
Redeemable preferred stock (net of discount)	4,281	4,236	4,194	—	—
Total stockholders’ equity	21,272	26,035	20,991	17,521	22,926
Note:

* In 2011 the Company recorded a net valuation reserve of $6.7 million related to its net operating loss carry forwards and other related deferred tax assets resulting in a $5.4 million non-cash tax expense.

**   Includes assets and liabilities held for sale.

*** Equals continuing operations income after taxes less preferred dividends.

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

Overview

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of  M&I Electric Industries, Inc., its wholly-owned subsidiary, South Coast Electric Systems, LLC, M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”), and American Access Technologies, Inc. (“AAT”). The operations of the AAT segment were sold on August 15, 2014 (except for its real estate) and its remaining assets are presented as “held for sale” and its operations are reported as discontinued operations. The Company reports financial data for two operating segments: the Technical Products and Services (“TP&S”) segment and the Electrical and Instrumentation Construction (“E&I”) segment. These two segments encompass the operations of M&I, including its interest in international joint ventures in China and Singapore. After withdrawing from the AAG joint venture in Brazil effective April 30, 2014 we formed a wholly-owned subsidiary in Brazil in July, 2014.

The Company is a leading provider of power delivery solutions to the global energy industry.

The principal markets that we serve include:

Oil & gas – the Company provides “turn-key” power delivery solutions for the upstream, midstream and downstream oil and natural gas sectors:

Upstream relates to the exploration and production of oil and natural gas. The Company serves customers in the land drilling, offshore drilling, land-based production, and offshore production segments of the market.

Midstream, which is primarily related to oil & gas transportation, including oil & gas pipelines and compression and pumping stations. The Company also has a strong customer base in natural gas fractionation (separation), cryo, natural gas to liquids, and other natural gas related-plants.

Downstream, which includes oil refining and petrochemical plants, as well as Liquefied Natural Gas (LNG) plants, export facilities, and storage facilities.

Power generation and distribution– the Company also provides “turn-key” power delivery solutions for the power generation and distribution sectors:

Distributed power generation includes on-site power generation, co-generation and independent power production customers.

Renewable power generation includes biomass power generation, geothermal power generation and other renewable energy related businesses.

Power distribution includes utility distribution markets such as substations.

Marine and Industrial:

Marine includes vessels such as platform supply vessels (PSV), offshore supply vessels (OSV), tankers and other various work boats, typically up to 300 ft. in length.

Industrial, including non-oil & gas industrial markets such as steel, paper, heavy commercial, and other non-oil & gas applications.

A key component of our Company’s strategy is our international focus. We have three primary models for conducting our international business. First, we sell through foreign sales agents that we have appointed. Many of those international partners also provide local service and support for our products in those overseas markets. Second, where local market conditions dictate, we have expanded internationally by forming joint venture operations with local partners in key markets such as China and Singapore, where we can partner with the primary end-customer in that market, or there are local content requirements or a competitive advantage using local manufacturing. Third, in Brazil, we have exited our joint venture and formed a wholly-owned subsidiary to serve this expanding market.

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

The Company reports financial data for two operating segments: the Technical Products and Services (“TP&S”) segment and the Electrical Instrumentation Construction (“E&I”) segment; which together encompass the operations of M&I, including its wholly-owned subsidiaries, South Coast Electric Systems, LLC and M&I Brazil and M&I’s interest in international joint ventures’ operations in China and Singapore.

Business Sectors Disclosures

Based on the increasing importance of the oil and gas sector for our business, management began capturing our financial results in three major market sectors in 2013. These sectors are: Oil and Gas; Power Generation and Distribution; and Marine and Other Industrial as discussed in Item 7. on page 17. This information is supplemental and provided to allow investors to follow our future trends in marketing to various customer groups.

For Continuing Operations

	For the Twelve Months Ended December 31, 2014 and 2013
	(in thousands)
2014	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Net Sales	$41,378	$6,454	$9,422	$57,254
Gross Profit (Loss)	3,855	(89)	1,229	4,995
Gross Profit as % of Revenue	9%	-1%	13%	9%

2013
Net Sales	$40,760	$6,408	$12,071	$59,239
Gross Profit	7,918	1,264	1,985	11,167
Gross Profit as of % of Revenue	19%	20%	16%	19%

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

The table below shows the reconciliation of net income (loss) from continuing operations attributable to common stockholders to EBITDA for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Years ending December 31,
	2014	2013
Net income (loss) on continuing operations attributable to common stockholders*	$(2,399)	$4,918
Add: Dividends on redeemable preferred stock	345	342
Depreciation and amortization..	684	498
Interest expense and other (income), net	165	(54)
Provision (benefit) for income taxes	(334)	713
EBITDA	$(1,539)	$6,417
* Net Income (loss) from continuing operations less the dividends on redeemable convertible preferred stock.

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

Previous Methodology ($ millions)

Segments	Q1 2013	Q2 2013	Q3 2013	Q4 2013	Q1 2014	Q2 2014	Q3 2014	Q4 2014
TPS	24.6	22.9	27.6	20.4	18.0	22.9	36.3	30.0
Construction / E&I	3.8	2.7	3.5	3.2	1.6	1.9	4.8	5.1
Total	28.4	25.6	31.1	23.6	19.6	24.8	41.1	35.1

Sectors
Oil & Gas	17.9	17.6	27.1	18.6	13.4	18.3	33.0	30.9
Power Generation	5.7	4.3	1.8	2.1	3.6	3.6	5.8	2.9
Marine & Industrial	4.8	3.7	2.2	2.9	2.6	2.9	2.3	1.3
Total	28.4	25.6	31.1	23.6	19.6	24.8	41.1	35.1

New Methodology ($ millions)

Segments
TPS	21.8	19.8	21.6	16.8	11.6	14.8	25.2	22.7
Construction / E&I	3.8	2.7	3.5	3.2	1.6	1.9	2.8	3.8
Total	25.6	22.5	25.1	20.0	13.2	16.7	28.0	26.5

Sectors
Oil & Gas	15.1	14.5	21.1	15.0	7.0	10.2	23.3	25.0
Power Generation	5.7	4.3	1.8	2.1	3.6	3.6	2.3	.7
Marine & Industrial	4.8	3.7	2.2	2.9	2.6	2.9	2.4	.8
Total	25.6	22.5	25.1	20.0	13.2	16.7	28.0	26.5

Foreign Joint Ventures:

Summary financial information of BOMAY, MIEFE and AAG in U.S. dollars was as follows at December 31, 2014 and 2013 (in thousands):

	BOMAY		MIEFE		AAG
	2014	2013	2014	2013	2014	2013
	(in thousands)
Assets:
Total current assets	$77,812	$94,220	$3,488	$3,855	$—	$2,572
Total non-current assets	4,710	5,122	108	114	—	1,550
Total assets	$82,522	$99,342	$3,596	$3,969	$—	$4,122
Liabilities and equity:
Total liabilities	$53,277	$72,644	$2,128	$1,197	$—	$1,291
Total joint ventures equity	29,245	26,698	1,468	2,772	—	2,831
Total liabilities and equity	$82,522	$99,342	$3,596	$3,969	$—	$4,122
Gross sales	$73,148	$86,332	$5,161	$7,997	$1,078	$10,658
Gross profit	$12,469	$12,130	$2,091	$2,066	$154	$4,282
Net income (loss)	5,136	5,165	336	279	4	1,721

The Company’s investments in and advances to its foreign joint ventures’ operations were as follows as of December 31, 2014 and 2013:

	2014				2013
	BOMAY*	MEIFE	AAG	TOTAL	BOMAY*	MIEFE	AAG	TOTAL
	(in thousands)				(in thousands)
Investment in joint ventures:
Balance, beginning of year	$2,033	$14	$54	$2,101	$2,033	$14	$234	$2,281
Additional amounts invested and advanced	—	—	—	—	—	—	(180)	(180)
——Withdrawal from joint venture	—	—	(54)	(54)	—	—	—	—
Balance, end of year	2,033	14	—	2,047	2,033	14	54	2,101
Undistributed earnings:
Balance, beginning of year	$7,145	$870	$1,481	$9,496	$6,400	$755	$661	$7,816
Equity in earnings (loss)	2,054	138	2	2,194	2,066	115	843	3,024
Dividend distributions	(1,042)	(650)	(830)	(2,522)	(1,321)	—	(23)	(1,344)
Withdrawal from joint venture	—	—	(653)	(653)	—	—	—	—
Balance, end of year	8,157	358	—	8,515	7,145	870	1,481	9,496
Foreign currency translation:
Balance, beginning of year	$1,431	$254	$(249)	$1,436	$1,098	$294	$(81)	$1,311
Change during the year	(73)	(120)	178	(15)	333	(40)	(168)	125
Withdrawal from joint venture	—	—	71	71	—	—	—	—
Balance, end of year	1,358	134	—	1,492	1,431	254	(249)	1,436
Investments, end of year	$11,548	$506	$—	$12,054	$10,609	$1,138	$1,286	$13,033

*

Accumulated statutory reserves in equity method investments of $2.1 and $1.9 million at December 31, 2014 and 2013, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

The equity income for the Company’s interest in the three joint ventures for 2014 and 2013 was: BOMAY $2,054 vs. $2,066, AAG $2 vs. $843 and MIEFE $138 vs. $115. These results reflect the relative size and activity in the three distinct markets of China, Brazil and Singapore. BOMAY’s results reflects the market for land rigs in China with increasing exports to international markets.

The 2014 AAG results reflect that the Company exited the AAG Joint Venture in April 2014.

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

At December 31, 2014 there were inventories and work in progress at BOMAY of approximately $37 million compared to approximately $60 million at December 31, 2013. We expect much of this will be invoiced in 2015 after new budgets are established and products accepted. Additionally, new international orders will be completed and recognized. The 2015 level may approach recent years’ results. BOMAY has addressed downturns with reduced staff and other cost cutting measures.

Results of Operations

The table below summarizes our consolidated net sales and profitability for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

CONTINUING OPERATIONS

	2014	2013	2012
Net sales	$57,254	$59,239	$48,169
Gross profit	4,995	11,167	7,162
Gross profit %	9%	19%	15%
Research and development expenses	(807)	(499)	(103)
Selling and marketing expenses	(2,517)	(2,147)	(1,793)
General and administrative expenses	(5,566)	(5,359)	(4,364)
Income (loss) from consolidated continuing operations	(3,895)	3,162	902
Equity income from foreign joint ventures’ operations	2,194	3,024	3,088
Foreign joint ventures’ operations related expenses	(522)	(267)	(343)
Net equity income from foreign joint ventures’ operations	1,672	2,757	2,745
Income (loss) from consolidated continuing operations and net equity income from foreign joint ventures’ operations	(2,223)	5,919	3,647
Other income (expense), net	(165)	54	(137)
Net income (loss) from continuing operations before income taxes	(2,388)	5,973	3,510
(Provision for) benefit from income taxes	334	(713)	(707)
Net income (loss) before redeemable preferred dividends	(2,054)	5,260	2,803
Dividends on redeemable preferred stock	(345)	(342)	(225)
Net income from continuing operations attributable to common stockholders	$(2,399)	$4,918	$2,578

Year ended December 31, 2014 compared to year ended December 31, 2013

Net Sales

Consolidated net sales decreased $2.0 million or 3%, to $57.3 million for the year ended December 31, 2014 as compared to 2013. The Company’s net sales decline from the comparative prior year period is due primarily to a $2.8 million reduction in the Electrical and Instrumentation Construction segment (E&I), partially offset by a $0.8 million increase in Technical Products and Service (TP&S) segment.

Gross Profit

Consolidated gross profit for the year ended December 31, 2014 was $5.0 million compared $11.2 million for  the year ended December 31, 2013, a decrease of $6.2 million or 55%.  Gross profit as a percentage of net sales decreased to 9% in 2014,  from  19% in 2013.  Both the TP&S and E&I segments, The gross margin deterioration was primarily due to execution issues on large Power Distribution Center (PDC) projects and the manufacturing cost overruns on the introduction of new “Arc-Resistant” products in our TP&S segment.

Technical Products and Service (See segment Financial Data on page 6)

Net sales from TP&S for the year ended December 31, 2014 was $50.0 million, an increase of $0.8 million or 2% compared to the year ended December 31, 2013.  Gross profit from the TP&S segment for the year ended December 31, 2014 was $4.1 million compared to $9.1 million for the year ended December 31, 2013, a decrease of $4.9 million or 55%.  The decrease is primarily due to cost overruns in the second half of the year on both the manufacturing start-up of large PDC projects and the Company’s new arc-resistant switchgear.  Additionally, the write-down of the Company’s remaining solar business assets and an increase in the Company’s warranty reserves on new products contributed to the decreased margins in the second half of the year.

Electrical and Instrumentation Construction (See segment Financial Data on page 6)

Net sales from Electrical and Instrumentation Construction (E&I) for the year ended December 31, 2014 was $7.3 million, a decrease of $2.8 million or 27.8% from the 2013 year, primarily due to lower overall construction sales caused by both a reduced sales focus on non-TP&S related construction projects and a reduction in the amount of time and materials based projects.

Gross profit from E&I was $0.9 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, a decrease of $1.2 million or 59% from 2013.  The decrease is primarily due cost overruns on three large construction projects and the impact lower overall E&I revenue levels.

Research and development costs

Research and development costs were $0.8 million for the year ended December 31, 2014 compared to $0.5 million for the year ended December 31, 2013.  This increase was primarily due to increased development of the Company’s Arc-Resistant products and ongoing development of the Company’s DrillAssist technology.

Selling and marketing expenses

Selling and marketing expenses were $2.5 million for the year ended December 31, 2014 compared to $2.2 million for the year ended December 31, 2013.  Selling and marketing expense, as a percentage of net sales, increased from 3.6% to 4.4% due to lower overall revenue levels and the onboarding during the year of new sales personnel.

General and Administrative Expenses

General and administrative (G&A) expenses were $5.6 million for the year ended December 31, 2014 compared to $5.4 million for the year ended December 31, 2013.  G&A expenses increased to 9.7% of revenue in 2014 compared to 9% in 2013.  These increases were primarily due to higher professional and recruiting fees,  as well as a $0.3 million increase in costs related to the start-up of the Company’s wholly owned subsidiary in Brazil, offset by a reduction of $1.1 million in performance based incentive compensation expenses.

Net Equity Income from Foreign Joint Ventures

Net equity income from foreign joint ventures, net of related expenses, was $1.7 million for the year ended December 31, 2014 compared to $2.8 million for the year ended December 31, 2013.  This decrease was primarily due to in the Company’s withdrawal from its 49% investment in AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA (“AAG”) in April 2014 as well as increased foreign operations expenses related to the oversight of the Company’s investment in BOMAY.

Other income (expense), net

Other income (expense), net were expenses of $0.2 million for the year ended December 31, 2014 compared to incomes of $50 thousands in the year ended December 31, 2013.  This change was primarily due to foreign exchange losses during 2014 and the gain on the sale of the Company’s Long Drive facility in 2013.

Income Tax Provisions

The (benefit from) provision for income taxes for 2014 was $334,000 savings compared to expense of $713,000 in 2013. These amounts reflect the valuation allowance related to the Company’s net deferred tax assets related to its U.S. operation.  See Note 7 Income Taxes to the Consolidated Financial Statements included in this report for further details.  The 2014 and 2013 tax accruals represent U.S. taxes on the foreign joint ventures equity income less dividends and proceeds received. During 2014 the combined dividends and proceeds exceeded the equity incomes and a credit (savings) was recognized at 34%.  In 2013 the equity incomes exceeded the dividends and tax expenses was reflected at 34%.

LIQUIDITY AND CAPITAL RESOURCES

December 31, 2014
(in thousands except percentages and ratios)
Working capital	$11,348
Current ratio	2.1 to 1
Total debt	$4,000
Debt as a percent of total capitalization	16%
Consolidated net worth *	$25,553
*	“Consolidated Net Worth” represents the Company’s consolidated total assets less consolidated total liabilities.

AETI’s long-term debt as of December 31, 2014 was $3.8 million on which payments were current.

See Note 8 Notes Payable for discussion of recent financial activity.

Notes Payable

On November 12, 2014 the Company entered into an amendment with JP Morgan Chase Bank N.A (“Chase”) which extended the maturity of the facility to October 1, 2017. Additionally, the amendment modified the interest rate to LIBOR plus 3.00% per annum and the commitment fee to 0.4% per annum for the unused portion of the credit limit each quarter.  The amendment provided for the exclusion of up to $4.9 million of capital expenditures related to the Company’s Beaumont facility expansion from the fixed charge coverage ratio.  The amendment also waived the $1.00 net income requirement for the period ended September 30, 2014 and modified the requirement at December 31, 2014 to be calculated using only the most recent three month period.

The Company and Chase executed a Third Amendment to Credit Agreement, Amendment to Revolving Credit Note and Limited Waiver effective March 13, 2015.  See Note 8 Notes Payable for a complete discussion of this transaction.

The agreement is collateralized by the Company’s real estate in Beaumont, Texas, trade accounts receivable, equipment, inventories, work-in-progress and investments in foreign subsidiaries, and the Company’s U.S. subsidiaries are guarantors of the borrowing.

The Company has $4.0 million of borrowings outstanding under the JP Morgan Chase N.A. credit agreement at December 31, 2014 and $0.5 million at December 31, 2013. The Company had additional borrowing capacity of $3.2 million and $7.9 million at December 31, 2014 and December 31, 2013 respectively.

In conjunction with the facility expansion at Beaumont completed in June 2014, interest was capitalized at the 30 day LIBOR rate plus 3.25% per annum. Interest capitalized for the twelve months ending December 31, 2014 and 2013 was $18,000 and none respectively.

Sources and Use of Cash

We derive the majority of our operating cash inflow from receipts from the sale of goods and services and cash outflow is used for the procurement of materials and labor. Accordingly, cash flow is subject to market fluctuations and conditions. A substantial portion of our business, primarily construction and products, is characterized by long-term contracts. Most of our long-term contracts allow for several progress billings that provide us with cash receipts as costs are incurred throughout the project, rather than upon contract completion, thereby reducing working capital requirements. We also utilize borrowings under our revolving credit agreement, discussed in the preceding section, for our cash needs.

Operating Activities

During the twelve months ended December 31, 2014, the Company used cash flows in operations of $ 2.2 million as compared to generating $ 0.8 million for 2013. The cash from operating activities was negatively impacted by losses on continuing consolidated operations of $ 3.9 million offset by reduction in net working capital of $ 0.8 million compared to income of $ 5.3 million for the same period in 2013.

Investing Activities

During the twelve months ended December 31, 2014, the Company used $2.0 million in cash from investing activities compared to providing $0.3 million for the comparable period in 2013. This is mainly attributable to increased capital expenditures for our Beaumont plant expansion partially offset by dividends received from joint ventures, amounting to $2.5 million in 2014 and $1.3 million in 2013 respectively. Capital expenditures in 2014 totaled $4.9 million and $1.8 million in 2013 primarily Beaumont Plant expansion.

Financing Activities

During the twelve months ended December 31, 2014, the Company provided $2.8 million in cash from financing activities as compared to using $0.4 million in the comparable period in 2013. The drawdown of $3.5 million on the credit facility was partially offset by the purchase of treasury stock for $0.5 million and payment of preferred stock dividends of $0.3 million.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of debt requirements and operating cash needs. To meet our short and long-term liquidity requirements, we rely primarily on cash from operations. Beyond cash generated from operations, we have a credit facility with $3.2 million available at December 31, 2014 and $3.6 million of unrestricted cash at December 31, 2014. See Note 8 Notes Payable for recent financing discussion.

Operating Lease Commitments

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014:

Year Ending December 31,	Amount
(In thousands)
2015	506
2016	534
2017	455
2018	413
2019	220
2020	14
$2,142

Contractual Obligations

Payments due under contractual obligations other than leases at December 31, 2014, are as follows:

	Within 1 Year	2 - 3 years	4 - 5 years	More Than 5 Years	Total
	(in thousands)
Long-term debt obligations	$222	$533	$533	$2,712	$4,000
Interest on long-term debt	160	241	228	208	837
Total	$382	$774	$761	$2,920	$4,837

Interest is estimated based on the current rate of approximately 3.4%

Outlook for Fiscal 2015

AETI enters 2015 with a backlog of $26.5 million which is up from the prior year because of new orders from increased sales activity. In this environment of low oil prices orders may be delayed or cancelled.

We closely monitor our backlog and order activity and continue to adjust our cost structure and expenditures accordingly as conditions require.

The Company believes its existing working capital, new term loan and unused credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months. The Company continues to review growth opportunities and depending on cash needs may raise cash in the form of debt, equity, or a combination of both.

Effects of Inflation

We experienced minimal increases in our material prices in 2014. The Company has been generally successful in recovering these increases from its customers in the form of increased prices. As a result, AETI has not experienced material margin erosion in 2014 due to inflationary pressures. Future inflationary pressures will likely be largely dependent on the worldwide demand for these basic materials which cannot be predicted at this time.

Commitments and Contingencies

On September 1, 1999, the Company created a group medical and hospitalization minimum premium insurance program. For the policy year ended August 2014 and the subsequent policy, the Company is liable for all claims each year up to $70,000 per insured, or $1.5 million in the aggregate. An outside insurance company insures any claims in excess of these amounts. The Company’s annual expense for this minimum premium insurance program totaled $1,165,000 and $879,000 during the years ended December 31, 2014 and 2013, respectively. Insurance reserves included in accrued payroll and benefits in the accompanying consolidated balance sheets were approximately $166,000 and $254,000 at December 31, 2014 and 2013, respectively.

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

Revenue Recognition – The Company reports earnings from fixed-price and modified fixed-price long-term contracts on the percentage-of-completion method.  Earnings are accrued based on the ratio of costs incurred to total estimated costs. Costs include direct material, direct labor, and job related overhead. However, For TP&S, we have determined that labor incurred, rather than total costs incurred, provides an improved measure of percentage-of-completion. For contracts with anticipated losses, estimated losses are charged to operations in the period such losses are determined. A contract is considered complete when all costs, except insignificant items, have been incurred and the project has been accepted by the customer. Revenue from non-time and material jobs of a short-term nature (typically less than one month) is recognized on the completed-contract method after considering the attributes of such contracts. This method is used because these contracts are typically completed in a short period of time and the financial position and results of operations do not vary materially from those which would result from use of the percentage-of-completion method. The asset, “Work-in-process,” which is included in inventories, represents the cost of labor, material, and overhead on jobs accounted for under the completed-contract method. For contracts accounted for under the percentage-of-completion method, the asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenue recognized in excess of amounts billed and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenue recognized.

Foreign Currency Gains and Losses – Foreign currency translations are included as a separate component of comprehensive income. The Company has determined the local currency of foreign joint ventures to be the functional currency. In accordance with ASC 830, the assets and liabilities of the foreign equity investees and M&I Brazil, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date and net sales and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income, net of deferred income taxes, which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

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

Equity Income from Foreign Joint Ventures’ Operations – The Company accounts for its investments in foreign joint ventures’ using the equity method. Under the equity method, the Company records its pro-rata share of foreign joint ventures’ income or losses and adjusts the basis of its investment accordingly. Dividends received from the joint ventures, if any, are recorded as reductions to the investment balance.

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

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an

Investment in a Foreign Entity. ASU No. 2013-05 provides guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, ASU No. 2013-05 provides guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisition. ASU No. 2013-05 is effective on a prospective basis for annual periods beginning after December 15, 2013 and interim periods within those periods. The adoption of ASU No. 2013-05 did have a significant impact on the Company’s consolidated financial position or results of operations.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and shill be eligible to vest in the award if the performance target is achieved. The amendments in ASU No. 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. Management is currently evaluating the future impact of ASU No. 2014-12 on the Company’s consolidated financial position, results of operations and disclosures.

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting a census of the FASB Emerging Issues Task Force. ASU No. 2014-17 provides that an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.  ASU No. 2014-17 is effective on November 15, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplified Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income statement – Extraordinary and Unusual Items, requires that an entity separately classify, present and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU No. 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments of ASU No. 2015-01 can be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The adoption of ASU No. 2015-01 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU No. 2015-02 focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification TM and improves current GAAP by: (1) Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met; (2) Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. ASU No. 2015-02 is effective for periods beginning after December 15, 2015. Management is currently evaluating the future impact of ASU No. 2015-02 on the Company’s consolidated financial position, results of operations and disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our variable interest rate items do not subject us to material risk exposures. Our revolving credit facility remains available through December 31, 2015. At December 31, 2014, the Company had $4.0 million of variable-rate debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have had an insignificant, unfavorable impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the 30 day LIBOR rate (0.15% at December 31, 2014) plus 3.25% per year. The agreement is collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries. See Notes Payable on page 25.

Foreign Currency Transaction Risk

AETI maintains equity method investments in its Singapore and Chinese Yuan joint ventures, MIEFE and BOMAY respectively. The functional currencies of the joint ventures are the Singapore Dollar and the Chinese respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period with associated income statements are translated at average period exchange rates. The M&I Brazil statements are translated into U.S. Dollars at period end rate for balance sheets and average period exchange rate for income statements. The resulting translation adjustments is recorded as accumulated other comprehensive income net of taxes in AETI’s consolidated balance sheets. In the current period this item decreased from $983,000 at December 31, 2013 to $813,000 at December 31, 2014 due principally to the strength of the United States Dollar against the Brazilian Real.

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

Reference is made to the Table of Contents on page F-2 of our Consolidated Financial Statements and Notes thereto contained herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2014. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2014 based on these criteria. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information required by this Item is incorporated by reference to the information contained in the Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed within 120 days after our December 31, 2014 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The additional information required by this Item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Director Independence” and “Certain Relationships and Related Transactions” sections of our Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2015

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Charles M. Dauber	President, Chief Executive Officer, Director	March 30, 2015
Charles M. Dauber	(Principal Executive Officer)

/s/ Andrew L. Puhala	Chief Financial Officer	March 30, 2015
Andrew L. Puhala	(Principal Financial Officer)

/s/ Don W. Boyd	Controller	March 30, 2015
Don W. Boyd	(Principal Accounting Officer)

/s/ Neal M. Dikeman
Neal M. Dikeman	Director	March 30, 2015

/s/ Peter Menikoff
Peter Menikoff	Director	March 30, 2015

/s/ J. Hoke Peacock II
J. Hoke Peacock II	Director	March 30, 2015

/s/ Casey Crenshaw
Casey Crenshaw	Director	March 30, 2015

/s/ Edward Kuntz
Edward Kuntz	Director	March 30, 2015

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 12, 2008)
3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed April 30, 2012. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 4, 2012)
3.3	Amended and Restated Bylaws of the Registrant. (Incorporated by Reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed February 9, 2009)
4.1	Warrant to purchase 125,000 shares of Registrant’s common stock dated May 2, 2012. (Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report of Form 10-Q filed on August 14, 2012)
4.2	Warrant to purchase 200,000 shares of Registrant’s common stock dated May 2, 2012. (Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report of Form 10-Q filed on August 14, 2012)
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

10.3	Amended 2007 Employee Stock Incentive Plan*
10.4	Non-Employee Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*
10.5	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*
10.15	Summary of Non-Employee Director compensation effective January 1, 2015.*
10.16	First Amendment to Credit Agreement and Amendment to Security Agreements.
10.17	Second Amendment to Credit Agreement, amendment to Credit Agreement and Limited Waiver.
10.18	Amended Credit Agreement and Term Note between Registrant and JP Morgan Chase Bank, N.A. dated March 13, 2015.
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

10.25	Deferred Compensation Plan for executives. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009)*
10.27	Notification of annual salary and target for performance bonus compensation. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009)*
10.29	Employment Agreement with Arthur G. Dauber dated August 25, 2009. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 27, 2009)*
10.33	Amendment No. 1 to Employment Agreement with Arthur G. Dauber. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 30, 2010)*
10.34	Amendment to Employment Agreement with Arthur G. Dauber. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 13, 2012)*
10.35	Employment Agreement with Charles M. Dauber dated November 6, 2013. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 13, 2013) *
10.36	Employment Agreement with Andrew L. Puhala. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 23, 2013) *
10.37	Summary of Compensation for Named Executive Officers 2015.*

10.38	Employment Agreement with William C. Miller dated August 4, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 8, 2014)*
14	Code of Ethics. (Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB filed March 21, 2004)
21	Subsidiaries of the Registrant.
23.1	Consent of Ham, Langston & Brezina, LLP
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Accounting Officer.
32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Accounting Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
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

AMERICAN ELECTRIC TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

With Report of Independent Registered Public Accounting Firm

December 31, 2014 and 2013

American Electric Technologies, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Electric Technologies, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of American Electric Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 and, accordingly, we do not express an opinion thereon.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas

March 30, 2015

American Electric Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$3,550	$4,148
Accounts receivable-trade, net of allowance of $315 and $327 at December 31, 2014 and December 31, 2013	11,877	10,462
Inventories, net of allowance of $73 and $40 at December 31, 2014 and December 31, 2013	2,769	3,184
Cost and estimated earnings in excess of billings on uncompleted contracts	2,989	5,312
Prepaid expenses and other current assets	750	376
Current assets held for sale	—	3,113
Total current assets	21,935	26,595
Property, plant and equipment, net	8,373	4,077
Advances to and investments in foreign joint ventures	12,054	13,033
Other assets	242	126
Long-term assets held for sale	650	2,005
Total assets	$43,254	$45,836
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,447	$5,327
Accrued payroll and benefits	1,145	1,911
Other accrued expenses	640	397
Billings in excess of costs and estimated earnings on uncompleted contracts	1,983	3,021
Short-term notes payable	222	—
Other current liabilities	150	121
Current liabilities held for sale	—	536
Total current liabilities	10,587	11,313
Notes payable	3,778	500
Deferred income taxes	3,046	3,541
Deferred compensation	290	211
Total liabilities	17,701	15,565
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $729 at December 31, 2014 and $764 at December 31, 2013; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at December 31, 2014 and December 31, 2013	4,281	4,236
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,185,323 and 8,008,759 shares issued and outstanding at December 31, 2014 and December 31, 2013	8	8
Treasury stock, at cost 111,640 shares at December 31, 2014 and 49,863 shares at December 31, 2013)	(722)	(238)
Additional paid-in capital	11,418	10,494
Accumulated other comprehensive income	851	983
Retained earnings; including accumulated statutory reserves in equity method investments of $2,100 and $1,857 at December 31, 2014 and December 31, 2013	9,717	14,788
Total stockholders’ equity	21,272	26,035
Total liabilities and stockholders’ equity	$43,254	$45,836

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31, 2014	Year Ended December 31, 2013
Net sales	$57,254	$59,239
Cost of sales	52,259	48,072
Gross profit	4,995	11,167
Operating expenses:
Research and development	807	499
Selling and marketing	2,517	2,147
General and administrative	5,566	5,359
Total operating expenses	8,890	8,005
Income (loss) from consolidated continuing operations	(3,895)	3,162
Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	2,194	3,024
Foreign joint ventures’ operations related expenses	(522)	(267)
Net equity income from foreign joint ventures’ operations	1,672	2,757
Income (loss) from consolidated continuing operations and net equity income from foreign joint ventures’ operations	(2,223)	5,919
Other income (expense):
Interest expense and other, net	(165)	54
Continuing operations income (loss) before income taxes	(2,388)	5,973
Provision for income taxes (benefit) on continuing operations	(334)	713
Net income (loss) from continuing operations	(2,054)	5,260
Discontinued operations income (loss)	(2,673)	(709)
Provision for income taxes on discontinued operations	—	—
Net income (loss) from discontinued operations	(2,673)	(709)
Net income (loss) before dividends on redeemable convertible preferred stock	(4,727)	4,551
Dividends on redeemable convertible preferred stock	(345)	(342)
Net income (loss) attributable to common stockholders	$(5,072)	4,209
Earnings (loss) from continuing operations per common share:
Basic	$(0.29)	0.62
Diluted	(0.29)	0.56
Weighted - average number of continuing operations shares outstanding:
Basic	8,182,034	7,990,690
Diluted	8,182,034	9,472,506
Loss per common share from discontinued operations:
Basic and diluted	$(0.33)	(0.09)
Total earnings (loss) per common share:
Basic	$(0.62)	0.53
Diluted	(0.62)	0.48
Weighted - average number of common shares outstanding:
Basic	8,182,034	7,990,690
Diluted	8,182,034	9,472,506

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Twelve Months Ended December 31,
	2014	2013
Net income (loss)	$(4,727)	$4,551
Other comprehensive income:
Foreign currency translation gain (loss), net of deferred income taxes of $43 and $(42) for the twelve months ended December 31, 2014 and 2013	(132)	83
Total comprehensive income (loss)	$(4,859)	$4,634

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	7,919,032	$7.940	$9,505	$900	10,578	20,991
Common stock issued to ESPP	4,697	0.005	25	—	—	25
Options Exercised	3,827	0.004	22	—	—	22
Issued for Acquisition	11,000	0.011	—	—	—	—
Treasury stock purchase	(29,641)	—	(145)	—	—	(145)
Restricted stock units (1)	99,844	0.100	850	—	—	850
Net income to common stockholders*	—	—	—	—	4,209	4,209
Foreign currency translation	—	—	—	83	—	83
Balance at December 31, 2013	8,008,759	7.960	10,256	983	14,787	26,035
Common stock issued to ESPP	3,640	0.004	26	—	—	26
Options Exercised	11,980	0.012	70	—	—	105
Issued for Acquisition	11,000	0.011	—	—	—	—
Treasury stock purchase	(61,777)	—	(483)	—	—	(483)
Restricted stock units (1)	211,719	0.311	828	—	—	793
Net income (loss) to common stockholders*	—	—	—	—	(5,072)	(5,072)
Foreign currency translation	—	—	—	(132)	—	(132)
Balance at December 31, 2014	8,185,324	$8.298	$10,696	$851	$9,717	$21,272

*	Net of preferred dividends of $345 and $342 in 2014 and 2013 respectively.
(1)	Converted to common stock.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss) from continuing operations	$(2,054)	$5,260
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	(334)	593
Equity income from foreign joint ventures’ operations	(2,194)	(3,024)
Depreciation and amortization	684	498
Stock based compensation	793	850
Provision for bad debt	(12)	65
(Gain)/Loss on sale of property and equipment	—	(143)
Allowance for obsolete inventory	33	32
Deferred compensation costs	78	90
Change in operating assets and liabilities:
Accounts receivable	(1,645)	(1,438)
Income taxes payable	30	111
Inventories	383	352
Costs and estimated earnings in excess of billings on uncompleted contracts	2,324	(3,107)
Prepaid expenses and other current assets	(66)	(215)
Accounts payable and accrued liabilities	787	1,487
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,038)	(555)
Other	22
Net cash provided by (used in) operating activities	(2,209)	856
Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(4,878)	(1,805)
Proceeds from disposal of property plant and equipment	—	575
Proceeds from joint ventures’ operations dividends	2,522	1,344
Proceeds from joint ventures’ repayment of advances	—	180
Proceeds from disposal of joint venture	317	—
Net cash provided by (used in) from investing activities	(2,039)	294
Cash flows from financing activities:
Proceeds from issuance of common stock	132	47
Treasury stocks purchase	(484)	(147)
Preferred stock cash dividend	(300)	(300)
Advances from credit facility	3,500	—
Net cash provided by (used in) financing activities	2,848	(400)
Net increase (decrease) in cash and cash equivalents from continuing operations	(1,400)	750
Advances from (to) discontinued operations	802	(1,079)
Net increase (decrease) in cash and cash equivalents	(598)	(329)
Cash and cash equivalents, beginning of period	4,148	4,477
Cash and cash equivalents, end of period	$3,550	$4,148
Supplemental disclosures of cash flow information:
Interest paid	$36	$27
Income taxes paid	$344	$179

The accompanying notes are an integral part of the consolidated financial statement.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)	Organization and Nature of Business

American Electric Technologies, Inc. (“AETI” or the “Company”) is the surviving financial reporting entity from a reverse acquisition of an 80% interest in American Access Technologies, Inc. by the shareholders of M&I Electric Industries, Inc.(“M&I”) on May 17, 2007. Immediately upon the completion of the reverse acquisition, American Access Technologies, Inc. changed its name to American Electric Technologies, Inc. AETI is a Florida corporation and M&I, AETI’s wholly-owned subsidiary is a Texas corporation. M&I has a wholly-owned subsidiary, South Coast Electric Systems, LLC (“SC”), a Mississippi based company, and joint venture interests in China and Singapore. On January 1, 2008, AETI established a wholly- owned subsidiary through which it conducted its American Access Technology segment’s business. On August 14, 2014 AETI sold the AAT business except for the real estate. AAT’s operations are reported as discontinued in all periods.

In 2014 the Company formed a wholly-owned subsidiary in Brazil. The Company has U.S. facilities and sales offices in Texas, Mississippi and Florida; and Brazil facilities and sales offices in Macaé and Rio; and foreign joint ventures’ operations that have facilities in Singapore and Xian, China. The Company owns the Beaumont, Texas facilities, comprised of 9 acres and 118,000 square feet, the Mississippi facility, comprised of 3 acres and 11,000 square feet and the Florida facility, comprised of a 67,500 square foot manufacturing facility situated on 9.7 acres of land. In Brazil we lease facilities in Rio and Macaé.

American Electric Technologies, Inc. is comprised of two segments: Technical Products and Services (“TP&S) and Electrical and Instrumentation Construction (“E&I”). The TP&S segment designs, manufactures, markets and provides products designed to distribute the flow of electricity and protect electrical equipment such as motors, transformers and cables, and also provides variable speed drives to both AC (“alternating current”) and DC (“direct current”) motors. Products offered by this segment include low and medium voltage switchgear, generator control and distribution switchgear, motor control centers, powerhouses, bus duct, variable frequency AC drives, variable speed DC drives, program logic control (“PLC”) based automation systems, human machine interface (“HMI”) and specialty panels. The products are built for application voltages from 480 volts to 40,000 volts and are used in a wide variety of industries, including renewable energy. Services provided by TP&S include electrical equipment retrofits, upgrades, startups, testing and troubleshooting of substations, switchgear, drives and control systems.

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

M&I’s wholly-owned subsidiary, SC, is a Delaware Limited Liability Company organized on February 20, 2003. With the exception of electrical contracting, it is engaged in the same lines of business as M&I, but it participates in different market segments. After withdrawing from the AAG joint venture in Brazil effective April 30, 2014 we formed a wholly-owned subsidiary in Brazil in July 2014. The newly formed Brazil company, M&I Brazil, is owned 20% by AETI and 80% by M&I.

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

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AETI and its wholly-owned subsidiaries, M&I and AAT (which is reported as discontinued operations), and M&I’s wholly-owned subsidiary SC and the wholly-owned subsidiary M&I Brazil. Significant intercompany accounts and transactions are eliminated in consolidation.

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

(1)	Percentage-of-completion estimates on long-term contracts
(2)	Estimates of the provision for doubtful accounts
(3)	Estimated useful lives of property and equipment
(4)	Valuation allowances related to deferred tax assets

Financial Instruments

The Company includes fair value information in the notes to the consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of December 31, 2014 and 2013. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

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

Inventories

Inventories are stated at the lower of cost or market, with material value determined using an average cost method. Inventory costs for work-in-process include direct material, direct labor, production overhead and outside services. TP&S and E&I indirect overhead is apportioned to work-in-process based on direct labor incurred.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for repairs and maintenance are expensed as incurred while renewals and betterments are capitalized. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets after giving effect to salvage values.

Long-lived assets

If events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. Events that would trigger an impairment test include the following:

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

Based on management’s reviews during each of the years ended December 31, 2014 and 2013, there were no events or circumstances that caused management to believe that impairments were necessary.

Other Assets

Intangible Assets at December 31, 2014	Useful Lives (Years)	Cost	Accumulated Amortization	Net Value
	(in thousands)
Intellectual property	3	322	305	17
License	-	218	-	218
		$540	$305	$235

Amortization expense related to intangible assets held by the Company for the year ended December 31, 2014 was approximately $108,000 and was approximately $108,000 in 2013. Estimated amortization expense for the next five years is as follows:

For the Year Ending December 31,	Amount
(in thousands)
2015	$17
2016	-
2017	-
2018	-
2019	-
$17

On March 8, 2012, the Company acquired certain technology from Amnor Technologies, Inc. for cash of $100,000 plus 44,000 shares of the Company’s common stock valued at $4.95 per share (the closing price on that date). One fourth of the shares were issued initially with the balance to be issued one third annually on the anniversaries over the subsequent 3 years. The purchase price was valued at $322,000 (including $4,000 of transaction costs) at March 8, 2012 and is recorded as an intangible asset and included in other assets in the consolidated balance sheet. This cost is being amortized over its estimated useful life of 3 years. Amortization expense of $108,000 and $108,000 was recognized annually during the years ended December 31, 2014 and 2013 and is included in general and administrative expenses in the consolidated statements of operations.

The technology provides automation and control system technologies for land and offshore drilling monitoring and control (auto-driller); marine automation including ballast control and tank monitoring and machinery plant control and monitoring systems; IP-based CCTV systems; and military vessel security and safety systems, all proven in multiple installations.

During 2014 we acquired arc-resistant technology and capitalized the cost of $218,000. We will evaluate the remaining value regularly and expense any reduction in value.

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

Foreign Currency Gains and Losses

Foreign currency translations are included as a separate component of comprehensive income. We have determined the local currency of our foreign joint ventures’ operations and M&I Brazil to be the functional currency. In accordance with ASC 830, the assets and liabilities of our foreign equity investees, denominated in foreign currency, are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet date; net sales and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as other comprehensive income, net of taxes, which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

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

Concentration of Market Risk and Geographic Operations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s market risk is dependent primarily on the strength of the oil and gas and energy related industries. The Company grants credit to customers and generally does not require security except in the case of certain international contracts. Procedures are in effect to monitor the credit worthiness of its customers. During 2013, one customer accounted for approximately 17% of net sales and 9% of net accounts receivable trade. During 2014, one customer accounted for approximately 12% of net sales and 4% of net accounts receivable trade.

The Company sells its products and services in domestic and international markets; however, significant portions of the Company’s sales are concentrated with customers located in the Gulf Coast region of the United States. The Gulf Coast region accounts for approximately 7% of the Company’s net sales during the year ended December 31, 2014 and 9% during 2013.

Reclassification

Certain items are reclassified in the 2013 consolidated financial statements to conform to the 2014 presentation.

Recently Issued Accounting Pronouncements

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

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU No. 2013-05 provides guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, ASU No. 2013-05 provides guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisition. ASU No. 2013-05 is effective on a prospective basis for annual periods beginning after December 15, 2013 and interim periods within those periods. The adoption of ASU No. 2013-05 did have a significant impact on the Company’s consolidated financial position or results of operations.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and shill be eligible to vest in the award if the performance target is achieved.

The amendments in ASU No. 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. Management is currently evaluating the future impact of ASU No. 2014-12 on the Company’s consolidated financial position, results of operations and disclosures.

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting a census of the FASB Emerging Issues Task Force. ASU No. 2014-17 provides that an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.  ASU No. 2014-17 is effective on November 15, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplified Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income statement – Extraordinary and Unusual Items, requires that an entity separately classify, present and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU No. 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments of ASU No. 2015-01 can be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The adoption of ASU No. 2015-01 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU No. 2015-02 focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification TM and improves current GAAP by: (1) Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met; (2) Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. ASU No. 2015-02 is effective for periods beginning after December 15, 2015. Management is currently evaluating the future impact of ASU No. 2015-02 on the Company’s consolidated financial position, results of operations and disclosures.

(3)	Inventories

Inventories consisted of the following at December 31, 2014 and 2013.

	2014	2013

Raw materials	$940	$1,056
Work in progress	1,902	2,168
Less: Allowance	(73)	(40)
Total inventories	$2,769	$3,184

(4)	Costs, Estimated Earnings, and Related Billings on Uncompleted Contracts

Contracts in progress at December 31, 2014 and 2013 consisted of the following:

	2014	2013
	(in thousands)
Costs incurred on uncompleted contracts	$7,279	$7,271
Estimated earnings	5,208	2,172
	12,487	9,443
Billings on uncompleted contracts	(11,481)	(7,152)
	$1,006	$2,291

Costs, estimated earnings, and related billing on uncompleted contracts consisted of the following at December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$2,989	$5,312
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,983)	(3,021)
	$1,006	$2,291

(5)	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2014, and 2013:

Category	Estimated Useful Lives (years)	2014	2013
		(in thousands)
Buildings and improvements	15 – 25	$8,117	$2,638
Office equipment and furniture	2 – 7	2,583	1,969
Automobiles and trucks	2 – 5	265	197
Machinery and shop equipment	2 – 10	3,349	2,714
Construction in progress		428	2,464
		14,742	9,982
Less: accumulated depreciation and amortization		6,503	6,039
		8,239	3,943
Land		134	134
		$8,373	$4,077

During the years ended December 31, 2014 and 2013, depreciation charged to operations amounted to $563,000 and $390,000 respectively. Of these amounts, $428,000 and $228,000 was charged to cost of sales while $135,000 and $162,000 was charged to selling, general and administrative expenses for the years ended December 31, 2014 and 2013, respectively.

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

(6)	Advances to and Investments in Foreign Joint Ventures’ Operations

The Company has a foreign joint venture agreement and holds a 40% interest in a Chinese company, BOMAY, which builds electrical systems for sale in China. The majority partner in this foreign joint venture is a subsidiary of a major Chinese oil company. M&I made an initial investment of $1.0 million in 2006 and made an additional $1.0 million investment in 2007. The Company’s equity in the income of the foreign joint venture was $2.1 million and $2.1 million for the years ended December 31, 2014 and 2013, respectively. Sales made to the foreign joint venture were $130,000 and $325,000 for the years ended December 31, 2014 and 2013, respectively. Accounts receivable from BOMAY were $82,000 and $119,000 at December 31, 2014 and 2013.

The Company owns a 41% interest in MIEFE which provides additional sales and technical support in Asia. The Company’s equity in the income of the foreign joint venture was $138,000 and $115,000 for the years ended December 31, 2014 and 2013, respectively. Sales made to the foreign joint venture were $14,000 and $225,000 for the years ended December 31, 2014 and 2013, respectively. Accounts receivable from MIEFE was $2,000 and $0 at December 31, 2014 and 2013, respectively.

In April 2014 the Company withdrew from the AAG joint venture. The Company received a note from the joint venture payable over 12 months. At December the outstanding note was valued at $201,000 and does not bear interest.

The Company’s equity in income of the foreign joint ventures before our foreign operations expenses, totaled $2.2 million and $3.0 million for the years ended December 31, 2014 and 2013, respectively.

During 2014 and 2013, the Company also recognized approximately $522,000 and $267,000, respectively, for employee related expenses directly attributable to the foreign joint ventures.

Sales to foreign joint ventures’ operations are made on an arm’s length basis and intercompany profits, if any, are eliminated in consolidation.

Summary financial information of BOMAY, MIEFE and AAG in U.S. dollars was as follows at December 31, 2014 and 2013:

	BOMAY		MIEFE		AAG
	2014	2013	2014	2013	2014	2013
	(in thousands)
Assets:
Total current assets	$77,812	$94,220	$3,488	$3,855	$—	$2,572
Total non-current assets	4,710	5,122	108	114	—	1,550
Total assets	$82,522	$99,342	$3,596	$3,969	$—	$4,122
Liabilities and equity:
Total liabilities	$53,277	$72,644	$2,128	$1,197	$—	$1,291
Total joint ventures equity	29,245	26,698	1,468	2,772		2,831
Total liabilities and equity	$82,522	$99,342	$3,596	$3,969	$—	$4,122
Gross sales	$73,148	$86,332	$5,161	$7,997	$1,078	$10,658
Gross profit	12,469	12,130	2,091	2,066	154	4,282
Net income	5,136	5,165	336	279	4	1,721

The Company’s investments in and advances to its foreign joint ventures’ operations were as follows as of December 31, 2014 and 2013:

	2014				2013
	BOMAY*	MEIFE	AAG	TOTAL	BOMAY*	MIEFE	AAG	TOTAL
	(in thousands)				(in thousands)
Investment in joint ventures:
Balance, beginning of year	$2,033	$14	$54	$2,101	$2,033	$14	$234	$2,281
Additional amounts invested and advanced	—	—	—	—	—	—	(180)	(180)
Withdrawal from joint venture	—	—	(54)	(54)	—	—	—	—
Balance, end of year	2,033	14	—	2,047	2,033	14	54	2,101
Undistributed earnings:
Balance, beginning of year	$7,145	$870	$1,481	$9,496	$6,400	$755	$661	$7,816
Equity in earnings (loss)	2,054	138	2	2,194	2,066	115	843	3,024
Dividend distributions	(1,042)	(650)	(830)	(2,522)	(1,321)	—	(23)	(1,344)
Withdrawal from joint venture	—	—	(653)	(653)	—	—	—	—
Balance, end of year	8,157	358	—	8,515	7,145	870	1,481	9,496
Foreign currency translation:
Balance, beginning of year	$1,431	$254	$(249)	$1,436	$1,098	$294	$(81)	$1,311
Change during the year	(73)	(120)	178	(15)	333	(40)	(168)	125
Withdrawal from joint venture	—	—	71	71	—	—	—	—
Balance, end of year	1,358	134	—	1,492	1,431	254	(249)	1,436
Investments, end of year	$11,548	$506	$—	$12,054	$10,609	$1,138	$1,286	$13,033
*

Accumulated statutory reserves in equity method investments of $2,100,000 and $1,857,000 at December 31, 2014 and 2013, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

(7)	Income Taxes

The components of income (loss) before income taxes and dividends on preferred stock for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
	(in thousands)
United States	$(7,255)	$2,240
Foreign	2,194	3,024
	$(5,061)	$5,264

The components of the provision (benefit) for income taxes by taxing authority for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
	(in thousands)
Current provision:
Federal	$—	$—
Foreign	—	—
States	—	141
Total current provision	—	141
Deferred provision (benefit):
Federal	(309)	536
Foreign		—
States	(25)	36
Total deferred provision (benefit):	(334)	572
	$(334)	$713

Significant components of the Company’s deferred federal income taxes were as follows:

	At December 31,
	2014		2013
	Current	Non-Current	Current	Non-Current
	(in thousands)		(in thousands)
Deferred tax assets:
Accrued liabilities	$161	$—	$413	$—
Deferred compensation	—	726	—	686
Allowance for doubtful accounts	111	—	120	—
Inventory	122	—	270	—
Long-term contracts	—	—	149	—
Net operating loss	—	3,848	—	2,909
Intangible assets	—	—	—	86
Foreign tax credit carry forward	—	2,811	—	1,153
Valuation allowance	—	(7,845)	—	(5,385)
Deferred tax assets	394	(460)	952	(551)
Deferred tax liabilities:
Equity in foreign investments	—	(2,900)	—	(3,233)
Property and equipment	—	66	—	(147)
Intangible assets	—	—	—	(9)
Translation gain	—	(523)	—	(553)
Deferred tax liabilities		(3,357)	—	(3,942)
Net deferred tax assets (liabilities)	$394	$(3,817)	$952	$(4,493)

The provision for income taxes for the year ended December 31, 2014 was primarily a non-cash savings of $0.3 million and reflect deferred taxes associated with the Company’s foreign joint ventures. The Company’s deferred tax assets are primarily related to net operating loss carry forwards.  These net operating losses include losses generated by American Access Technologies. Inc. (“AAT”), prior to the Company’s merger in 2007, additional net operating losses, and foreign tax credit carry forwards. A valuation allowance was established at December 31, 2014 and 2013 due to uncertainty regarding future realization of deferred tax assets.   Our total valuation allowance as of December 31, 2014 and 2013 is $7.8 million and $5.4 million, respectively.

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

The difference between the effective income tax rate reflected in the provision for income taxes and the amounts, which would be determined by applying the statutory income tax rate of 34%, is summarized as follows:

	2014	2013
	(in thousands)
(Provision for) benefit from U.S federal statutory rate	$1,611	$(1,798)
Effect of state income taxes	35	(141)
Non-deductible business meals and entertainment expenses	(486)	(18)
Foreign income taxes included in equity in earnings	1,400	551
Adjustment of net operating loss carry forwards based on IRS audit, accrual to return adjustments and other	(12)	(153)
Change in valuation allowance	(2,214)	846
Total (Expense)	$334	$(713)

The Company files income tax returns in the United States Federal jurisdiction and various state jurisdictions.

(8)	Notes Payable

The components of notes payable at December 31, 2014 and 2013 are as follows:

	2014	2013
	(In thousands)
Revolving credit agreement	$4,000	$500
Total notes payable	4,000	500
Non-current notes payable*	$3,778	$500
*Because of the amendment in March 2015 $222,222 will be due in 2015 on the term loan.

Revolving Credit Agreement

On November 30, 2013, the Company entered into a $10.0 million Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (Chase).  The agreement replaced in its entirety the Company’s prior credit agreement, as amended, originally entered into with JPMorgan Chase Bank, N.A. in October of 2007

The 2013 agreement had a maturity date of October 1, 2015.   Under the agreement, the credit facility’s interest rate is LIBOR plus 3.25% per annum and a commitment fee of 0.3% per annum is charged on the unused portion of the credit limit each quarter.

The 2013 agreement provides for usual and customary covenants and restrictions  including that the borrower must maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and will not permit the ratio of consolidated total liabilities to consolidated net worth to exceed 1.00.   Additionally, the borrower will not permit, at the end of each calendar quarter, for its net income for the most recently ended six month period to be less than $1.00. Effective June 30, 2014 the Company and Chase amended the 2013 credit agreement to exclude the impact of the AAT discontinued operations and anticipated sale of that segment from the calculation of the net income covenant.  On November 12, 2014 the Company entered into an amendment with Chase which extended the maturity of the facility to October 2017. Additionally the amendment modified the interest rate to LIBOR plus 3.00 % per annum and the commitment fee to 0.4% per annum for the unused portion of the credit limit each quarter. The amendment provided for the exclusion of up to $4.9 million of capital expenditures related to the Company’s Beaumont facility expansion from the fixed charge coverage ratio.  The amendment also waived the $1.00 net income requirement for the period ended September 30, 2014 and modified the requirement at December 31, 2014 to be calculated using only the most recent three month period.

The Company had $4.0 million of borrowings outstanding under the JPMorgan Chase N.A. credit agreement at December 31, 2014 and $0.5 million at December 31, 2013.  The company had additional borrowing capacity of $3.2 million and $7.9 million at December 31, 2014 and December 31, 2013 respectively.

New Financings

In March 2015, the Company and Chase executed the Third Amendment to Credit Agreement, Amendment to Revolving Credit Note and Limited Waiver. The amendment established the Revolving Credit Maturity Date as December 31, 2015. It established an available amount of not less than $1,500,000 and up to the lesser of the Borrowing Base and the Commitment of $4,000,000. The $4,000,000 outstanding under the current Revolving Credit was repaid from the new Term Loan for $4,000,000 upon the effective date of the Third Amendment. The new Term Loan is secured by a mortgage on the Beaumont, Texas Facility. The Term Loan accrues interest at the adjusted LIBOR Rate plus a margin of 3.50%.

The maturity date of the term loan is March 31, 2020. The loan requires payment of principal on the last day of each calendar quarter totaling $222,222 in 2015. This amount would have reduced our working capital and resulted in a current ratio of 2.07 at December 31, 2014.

Additionally trade accounts receivable, equipment, inventories, and work-in-process, and investments in foreign subsidiaries secure the financings and the Company’s U.S. subsidiaries are guarantors of the borrowings under the new revolving credit facility.

(9)	Leases

New Corporate Office Lease

In late December 2013 the Company executed a new lease for office space at 1250 Wood Branch Park Drive, Houston, Texas. The lease covers approximately 13,000 square feet.

The term of the lease is 64 months and commenced upon completion of tenant improvements, which were completed in March 2014.

The Company leases equipment (principally trucks and forklifts) under operating lease agreements that expire at various dates to 2016. Rental expense relating to operating leases and other short-term leases for the years ended December 31, 2014 and 2013, amounted to approximately $0.4 million and $0.3 million, respectively.

The following is a schedule of future lease payments:

Year Ending December 31,	Amount
(In thousands)
2015	$506
2016	534
2017	455
2018	413
2019	220
2020	14
$2,142

(10)	Stock and Stock-based Compensation

Employee Stock Purchase Plan

The Company issued 3,640 and 4,697 shares of Company stock during 2014 and 2013, respectively, in connection with an Employee Stock Purchase (“ESPP”) Plan that commenced in April 2008.

Restricted Stock Units

During 2014 and 2013, the Board of Directors approved the grants of approximately 160,000 and 234,525 restricted stock units (“RSU”s) to members of management and key employees as part of the 2007 Employee Stock Incentive Plan. In May 2010, the stockholders of the Company approved amendments to the 2007 Employee Stock Incentive Plan to increase the number of shares available for issuance under the plan from 300,000 shares to 800,000 shares of stock. In June 2012 the stockholders approved an increase from 800,000 to 1,100,000 shares of stock available under the plan. In May 2014 the stock holders increased the share available under the plan from 1,100,000 to 1,700,000. The number of RSUs awarded is generally subject to the substantial achievement of budgeted performance and other metrics in the year granted. The RSUs do not have voting rights of the common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually vested and issued. In general, the awards convert to common stock on a one to one basis in 25% increments over four years from the grant date subject to a continuing employment obligation.

The following table summarizes the activity for unvested restricted stock units for the years ended December 31, 2014 and 2013:

	Units	Weighted Average Fair Value Per RSU
Unvested restricted stock units at December 31, 2012	391,413	$4.11
Awarded	234,525	$5.00
Vested	(99,844)	$3.15
Forfeited	(54,464)	$3.40
Unvested restricted stock units at December 31, 2013	471,630	$4.77
Awarded	160,000	$6.84
Vested	(211,719)	$4.23
Forfeited	(251,269)	$6.47
Unvested restricted stock units at December 31, 2014	168,642	$4.88

Compensation expense of approximately $676,000 and $767,000 was recorded in general administrative expense, selling and indirect operating expense for the years ended December 31, 2014 and 2013, respectively, to reflect the fair value of the original RSU’s granted or anticipated to be granted less forfeitures, amortized over the portion of the vesting period occurring during the period. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Stock Market (“NASDAQ”) on the grant date. Based upon the fair value on the grant date of the number of shares awarded or expected to be awarded, it is anticipated that approximately $0.8 million of additional compensation cost will be recognized in future periods through 2017. The weighted average period over which this additional compensation cost will be expensed is 2 years.

During February 2015, the Board of Directors approved the grants of approximately 217,000 RSUs in conjunction with the Plan, of which, approximately 45,000 units are subject to 2015 fiscal performance measures.

Stock Options

The Company recognizes compensation expense related to stock options in accordance with ASC 718 and has measured the share-based compensation expense for stock options granted during the year ended December 31, 2008 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The weighted average fair values were calculated using the Black Scholes-Merton option pricing model. There were no options issued in 2014 or 2013.

Details of stock option activity during the years ended December 31, 2014 and 2013 follows:

	2014	2014 Weighted Average Exercise Price	2013	2013 Weighted Average Exercise Price
Outstanding at beginning of year	16,944	$4.09	25,778	$4.23
Options granted	—	—	—	—
Options exercised	(11,980)	4.09	(3,827)	4.09
Options forfeited	—	4.09	(5,007)	5.11
Options expired	(4,964)	4.09	—	—
Outstanding at end of year	—	—	16,944	4.09
Exercisable at end of year	—	$—	16,944	$4.09

No stock options were outstanding as of December 31, 2014.

Compensation expense of approximately none and $20,000 was recorded in the years ended December 31, 2014 and 2013, respectively, which is included in general and administrative expenses in the consolidated statements of operations. As of December 31, 2014, there was no unrecognized compensation cost related to stock option awards.

Board of Directors Compensation

Directors who are not employees of the Company and who do not have a compensatory agreement providing for service as a director of the Company receive a retainer fee payable quarterly. Eligible directors may elect to defer 50% to 100% of their retainer fee, which may be used to acquire common stock of the Company at the fair market value on the date the retainer fee would otherwise be paid, acquire stock units equivalent to the fair market value of the Company’s common stock on the date the retainer fee would otherwise be paid, or be paid in cash. During the years ended December 31, 2014 and 2013, directors of the Company elected to defer retainer fees to acquire approximately 18,800 and 5,000, respectively, stock units. Compensation expense of approximately $130,000 and $32,000 was recorded in the years ended December 31, 2014 and 2013 respectively, which is included in general and administrative expenses in the consolidated statements of operations.

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

The initial values allocated to the warrants were recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the warrants is accreted to retained earnings through the scheduled redemption date of the mandatorily redeemable Series A Convertible Preferred Stock. Discount accretion for the year 2014 totaled $45,000 and $42,000 in 2013.

(12)	Employee Benefit and Bonus Plans

The employees of the Company are eligible to participate in a 401(k) plan sponsored by the Company. The plan is a defined contribution 401(k) Savings and Profit Sharing Plan (the “Plan”) that covers all full-time employees who meet certain age and service requirements. Employees may contribute up to 20% of their annual gross pay through salary deferrals. The Company may provide discretionary contributions to the Plan as determined by the Board of Directors. For the years ended December 31, 2014 the Company contributed none to the plan and $201,000 in 2013.

The Company maintains an “Executive Performance” bonus plan, which covers approximately 60 key employees. Under the plan, the participants receive a percentage of a bonus pool based primarily on pre-tax income in relation to budget. The Board of Directors approves the Executive Performance plan at the beginning of each year. During the years ended December 31, 2014 and 2013, the Company recorded approximately $121,000 and $813,000 under the plan, respectively, all of which was included in accrued payroll and benefits expenses as of the respective year end.

(13)	Related Party Transactions

During 2014 and 2013, the Company received legal advice on various Company matters from a law firm related to a director of the Company. The Company incurred expenses totaling approximately $50,000 and $89,000 related to these services during 2014 and 2013, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2014 and 2013, there were no overdue outstanding amounts owed to this law firm for services provided.

In August 2009, the Company entered into an employment agreement (amended in 2012 and 2013) with the Executive Chairman of the Board of Directors (“Executive Chairman”), whereby the Company compensated the Executive Chairman $130,000 and $130,000 during 2014 and 2013, respectively. Under the terms of the agreement, the Executive Chairman will assist in international joint venture relations and operations, technical developments, manufacturing and transformative business development projects and other special projects assigned by the Company. In November 2013, the Company amended the agreement to extend the term through 2015 with annual compensation of $130,000 and $130,000 for 2014 and 2015. In addition, the amendment included a bonus equal to 1% of the amount reported by the Company as equity income from foreign joint ventures’ operations in the consolidated statements of operations. During 2014 and 2013, the Company paid compensation of $130,000 and $157,570, respectively, under the terms of the agreement, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

(14)	Segment Reporting

The Company follows the guidance prescribed by ASC Topic 280, Segment Reporting, which governs the way the Company reports information about its operating segments.

Management has organized the Company around its products and services and has two reportable segments: Technical Products and Services (“TP&S”) and Electrical and Instrumentation Construction (“E&I”). TP&S develops, manufactures, provides and markets switchgear and variable speed drives. The service component of this segment includes retrofitting equipment upgrades, startups, testing and troubleshooting electrical substations, switchgear, drives and control systems. Equity income from foreign joint ventures and joint venture management related expenses are reported in the section net equity income (loss) from foreign operations. The E&I segment installs electrical equipment for the energy, water, industrial, marine and commercial markets.

The table below represents segment results for continuing operations for the years ended December 31, 2014, and 2013.

	2014	2013
Net sales:
Technical Products and Services	$49,967	$49,150
Electrical and Instrumentation Construction	7,287	10,089
	$57,254	$59,239
Gross profit (loss):
Technical Products and Services	$4,132	$9,072
Electrical and Instrumentation Construction	863	2,095
	$4,995	$11,167
Income (loss) from domestic operations and net equity income from foreign joint ventures’ operations
Technical Products and Services	$3,177	$8,061
Electrical and Instrumentation Construction	525	2,096
Corporate and other unallocated expenses	(7,597)	(6,995)
Income (loss) from continuing consolidated operations	(3,895)	3,162

The Company’s management does not separately review and analyze its assets on a segment basis for TP&S and E&I, and all assets for the segments are recorded within the corporate segment’s records. Corporate and other unallocated general and administrative expenses include compensation costs and other expenses that cannot be meaningfully associated with the individual segments.

(15)	Quarterly Results for Continuing Operations

The following table reflects the quarterly information for continuing operations for the applicable time periods.

	2014
	Q1	Q2	Q3	Q4	Total
Net Sales	$15,848	$13,430	$14,283	$13,693	$57,254
Gross Profit	2,435	2,028	495	37	4,995
Net income (loss)	848	1,062	(1,982)	(1,982)	(2,054)
Earnings (loss) per share:
Basic	$0.09	$0.12	$(0.25)	$(0.25)	$(0.29)

	2013
	Q1	Q2	Q3	Q4	Total
Net Sales	$13,008	$13,499	$16,236	$16,496	$59,239
Gross Profit	2,765	2,089	2,759	3,554	11,167
Net income (loss)	1,813	1,208	1,202	1,027	5,260
Earnings (loss) per share:
Basic	$0.22	$0.14	$0.14	$0.12	$0.62

(16)	Commitments and Contingencies

On September 1, 1999, the Company created a group medical and hospitalization minimum premium insurance program. For the policy year ended August 2015, the Company is liable for all claims each year up to $70,000 per insured, or $1.5 million in the aggregate. An outside insurance company insures any claims in excess of these amounts. The Company’s expense for this minimum premium insurance totaled $1,165,000 and $879,000 during the years ended December 31, 2014 and 2013. Insurance reserves included in accrued payroll and benefits in the accompanying consolidated balance sheets were approximately $166,000 and $254,000 at December 31, 2014 and 2013.

(17)	Earnings (Loss) from Continuing Operations Per Common Share

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding for the year ended December 31, 2014 and 2013. Diluted earnings (loss) per common share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and other units subject to anti-dilution limitations.

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except share and per share data):

	Year Ended December 31,
		2014	2013
Net income (loss)**		$(2,399)	$4,918
Weighted average basic shares		8,182,034	7,990,690
Dilutive effect of stock options, restricted stock units, preferred stock and warrants*		0	1,481,816
Total weighted average diluted shares with assumed conversions		8,182,034	9,472,506
Earnings loss from continuing operations per common share:
Basic	$	$(0.29)	$0.62
Dilutive	$	$(0.29)	$0.56

*No units or shares are considered when losses cause the effect to be anti-dilutive.

**Net income (loss) represents net income (loss) from continuing operations less the dividends on redeemable convertible preferred stock.

(18)	Discontinued Operations

During the first quarter of 2014, the management and the Board of Directors of AETI initiated a process to evaluate the possible sale of the AAT segment as well as other alternatives. The segment is comprised entirely of the American Access Technologies, Inc. operations in Florida. During the second quarter, the decision was made to sell the AAT business. Based on the expected value of the assets and liabilities for sale and the costs associated with the sale, an impairment loss of approximately $2.3 million after tax was recorded in the second quarter in discontinued operations results along with the $84,000 operating loss for the second quarter and $268,000 operating loss in the first quarter for AAT. AAT results are considered discontinued operations and its assets and associated liabilities are carried as assets and liabilities held for sale. Therefore, its results are presented below continuing operating results as discontinued operations. Future periods will continue to report AAT results as discontinued in all comparative periods.  The sale of all non-cash assets excluding the real property closed effective August 14, 2014. Prior to the closing AAT incurred an operating loss of $21,000 in the third quarter. The real estate was leased to the buyer for a minimum of one year with an option to purchase and remains in assets held for sale.

The following tables summarize the AAT assets and liabilities held for sale, the operating results for AAT and its impairment charge, and AAT’s summary cash flow components:

American Access Technologies, Inc.

Assets and Liabilities held for sale

(in thousands)

	December 31, 2014	December 31, 2013
	(unaudited)
Current assets held for sale	$-	$3,113
Long term assets held for sale	650	2,005
Total assets held for sale	$650	$5,118
Current liabilities held for sale	-	536
Total Liabilities held for sale	-	536
Net assets and liabilities held for sale	$650	$4,582

American Access Technologies, Inc.

Condensed Statements of Operations

Unaudited

(in thousands)

	Year Ended December 31,
	2014	2013
Operating income (loss) from discontinued operations	$(373)	$(709)
Provision for income taxes	-	-
Valuation provision ("impairment") on assets for sale	(2,300)	-
Income taxes on discontinued operations	-	-
Net loss after tax	$(2,673)	$(709)

American Access Technologies, Inc.

Condensed Statements of Cash Flow Components

Unaudited

(in thousands)

	Year Ended December 31,
	2014	2013
Net cash (used in) operating activities	$(1,691)	$(496)
Net cash provided by (used in) investing activities*	2,769	(176)
Net cash (used in) financing activities	-	(58)
Advances (to) from parent	(1,078)	730
Net increase (decrease) in cash and cash equivalents	$-	$-

* Includes sale proceeds of $2.3 million.

Cash is not included in assets held for sale and is included in the consolidated balance sheets in cash.