Form 10-Q
period 2015-03-31
American Electric Technologies Inc
filed 2015-05-14
CIK 1043186

.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

As of April 24, 2015, the registrant had 8,249,458 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended March 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2015	December 31,
	(unaudited)	2014
Assets
Current assets:
Cash and cash equivalents	$2,619	$3,550
Accounts receivable-trade, net of allowance of $275 and $315 at March 31, 2015 and December 31, 2014	12,445	11,877
Inventories, net of allowance of $91 and $73 at March 31,2015 and December 31, 2014	3,128	2,769
Cost and estimated earnings in excess of billings on uncompleted contracts	3,630	2,989
Prepaid expenses and other current assets	682	750
Total current assets	22,504	21,935
Property, plant and equipment, net	8,449	8,373
Advances to and investments in foreign joint ventures	12,105	12,054
Other assets	232	242
Long-term assets held for sale	650	650
Total assets	$43,940	$43,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,319	$6,447
Accrued payroll and benefits	985	1,145
Other accrued expenses	371	640
Billings in excess of costs and estimated earnings on uncompleted contracts	2,174	1,983
Short-term portion of long-term debt	267	222
Other current liabilities	179	150
Total current liabilities	11,295	10,587
Long-term note payable	3,711	3,778
Deferred income taxes	2,969	3,046
Deferred compensation	294	290
Total liabilities	18,269	17,701
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $707 at March 31, 2015 and $719 at December 31, 2014; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at March 31, 2015 and December 31, 2014	4,293	4,281
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,249,458 and 8,185,323 shares issued and outstanding at March 31, 2015 and December 31, 2014	8	8
Treasury stock, at cost (131,928 shares at March 31, 2015 and 111,640 shares at December 31, 2014)	(792)	(722)
Additional paid-in capital	11,554	11,418
Accumulated other comprehensive income	704	851
Retained earnings; including accumulated statutory reserves in equity method investments of $2,100 at March 31, 2015 and December 31, 2014	9,904	9,717
Total stockholders’ equity	21,378	21,272
Total liabilities and stockholders’ equity	$43,940	$43,254

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Net sales	$15,311	$15,848
Cost of sales	13,028	13,413
Gross profit	2,283	2,435
Operating expenses:
Research and development	138	66
Selling and marketing	603	663
General and administrative	1,267	1,208
Total operating expenses	2,008	1,937
Income (loss) from consolidated continuing operations	275	498
Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	116	474
Foreign joint ventures’ operations related expenses	(98)	(112)
Net equity income from foreign joint ventures’ operations	18	362
Income (loss) from consolidated continuing operations and net equity income from foreign joint ventures’ operations	293	860
Other income (expense):
Interest expense and other, net	(19)	(12)
Continuing operations income (loss) before income taxes	274	848
Provision for income taxes on continuing operations	—	—
Net income (loss) from continuing operations	274	848
Discontinued operations income (loss)	—	(268)
Provision for income taxes on discontinued operations	—	—
Net income (loss) from discontinued operations	—	(268)
Net income (loss) before dividends on redeemable convertible preferred stock	274	580
Dividends on redeemable convertible preferred stock	(87)	(86)
Net income (loss) attributable to common stockholders	$187	$494
Earnings (loss) from continuing operations per common share:
Basic	$0.02	$0.09
Diluted	0.02	0.09
Weighted - average number of continuing operations shares outstanding:
Basic	8,206,684	8,053,497
Diluted	8,441,782	9,625,258
Loss per common share from discontinued operations:
Basic and diluted	$0.00	$(0.03)
Total earnings (loss) per common share:
Basic	$0.02	$0.06
Diluted	0.02	0.06
Weighted - average number of common shares outstanding:
Basic	8,206,684	8,053,497
Diluted	8,441,782	8,625,258

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$274	$580
Other comprehensive income:
Foreign currency translation gain (loss), net of deferred income taxes (savings) of $76 and ($50) for the three months ended March 31, 2015 and 2014	(147)	98
Total comprehensive income (loss)	$127	$678

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss) from continuing operations	$274	$580
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity income from foreign joint ventures’ operations	(116)	(474)
Depreciation and amortization	237	128
Stock based compensation	127	190
Provision for bad debt	15	—
Allowance for obsolete inventory	18	8
Deferred compensation costs	4	19
Change in operating assets and liabilities:
Accounts receivable	(582)	(1,384)
Inventories	(377)	(873)
Costs and estimated earnings in excess of billings on uncompleted contracts	(641)	108
Prepaid expenses and other current assets	(74)	(25)
Accounts payable and accrued liabilities	473	1,189
Billings in excess of costs and estimated earnings on uncompleted contracts	191	(1,513)
Other	(14)	(49)
Net cash provided by (used in) operating activities	(465)	(2,096)
Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(307)	(1,659)
Proceeds from foreign joint ventures’ operations dividends	—	830
Net cash provided by (used in) from investing activities	(307)	(829)
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	8	83
Treasury stock purchase	(70)	(466)
Preferred stock cash dividend	(75)	(75)
Proceeds from long-term notes payable	4,000	—
Advances from revolving credit facility (repayments)	(4,000)	1,000
Payments on long-term notes payable	(22)	—
Net cash provided by (used in) financing activities	(159)	542
Net increase (decrease) in cash and cash equivalents from continuing operations	(931)	(2,383)
Advances from (to) discontinued operations	—	(40)
Net increase (decrease) in cash and cash equivalents	(931)	(2,423)
Cash and cash equivalents, beginning of period	3,550	4,148
Cash and cash equivalents, end of period	$2,619	$1,725
Supplemental disclosures of cash flow information:
Interest paid	$32	$27
Income taxes paid	$—	$179

The accompanying notes are an integral part of the condensed consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of American Electric Technologies, Inc. and its wholly-owned subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”)  have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2015 and December 31, 2014 and results of operations for the three months ending March 31, 2015 and 2014. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed on March 30, 2015. Because of the sale of the American Access Technologies, Inc. (“AAT”) segment’s operations which was completed on August 15, 2014, (except for its real estate) its remaining assets are presented as “held for sale” and its operations are reported as discontinued operations. All dollar amounts disclosed in the footnotes are stated in thousands.

2. Earnings per Common Share

Basic earnings per share is computed by dividing net income (loss) from continuing operations by the number of shares of common stock outstanding for the three months ended March 31, 2105 and 2014.

Diluted earnings per share is computed by dividing net income (loss) from continuing operations less dividends on redeemable convertible preferred stock, by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of convertible instruments and (3) the dilutive effect of the exercise of stock options and other stock units to our common stock.

When convertible preferred stocks are assumed converted then dividends are added back to the earnings in the calculation of diluted earnings per share.

The following tables set forth the computation of basic and diluted common shares.

Continuing Operations
	Three Months Ended
	March 31,
	2015	2014
Weighted average basic shares	8,206,684	8,053,497
Dilutive effect of preferred stock, warrants, stock options and restricted stock units**	235,098	1,571,761
Total weighted average diluted shares	8,441,782	9,625,258

With Discontinued Operations
	Three Months Ended
	March 31,
	2015	2014
Weighted average basic shares	8,206,684	8,053,497
Dilutive effect of preferred stock, warrants, stock options and restricted stock units**	235,098	571,761
Total weighted average diluted shares	8,441,782	8,625,258

** When preferred shares are assumed converted, their dividends are added back to net income.

3. Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under ASU No. 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, ASU No. 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance also requires disclosure of pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU No. 2014-08 was effective in the first quarter of 2015. The adoption of ASU No. 2013-05 did have a significant impact on the Company’s consolidated financial position, results of operations and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the future impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method with which we will adopt the standard in 2017. On April 29, 2015—FASB today issued for public comment a proposed Accounting Standards Update (ASU) that would defer the effective date of its new revenue recognition standard by one year.

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

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting a census of the FASB Emerging Issues Task Force. ASU No. 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.  ASU No. 2014-17 is effective on November 15, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. The adoption of ASU No. 2014-17 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or disclosures.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies, and securitization structures. ASU No. 2015-02 focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification TM and improves current GAAP by: (1) Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met; (2) Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. ASU No. 2015-02 is effective for periods beginning after December 15, 2015. Management is currently evaluating the future impact of ASU No. 2015-02 on the Company’s consolidated financial position, results of operations and disclosures.

4. Segment Information

The Company follows guidance prescribed by the Accounting Standard codification (“ASC”) Topic 280, Segment Reporting, which governs the way the Company reports information about its operating segments.

Due to the disposition of the American Access Technologies (AAT) segment’s operations and net assets in August 2014, that segment’s results are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations.    During the period ending March 31, 2015, we reorganized our continuing operations under our Chief Operating Officer.  As a result of these changes, the Company manages its continuing operations as a single segment and has removed the presentation of business segments in these Notes to Condensed Consolidated Financial Statements. The Company will report as a single segment on all future financial statements.

5. Investments in Foreign Joint Ventures

Effective May 1, 2014, we have interests in two joint ventures, outside of the United States of America (“U.S.”) which are accounted for on the equity method:

●

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest;

●	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 41% interest, MIEFE’s general manager holds a 8% interest and, Sonepar, (private company) of France holds a 51% interest, and;

Effective April 30, 2014 the Company withdrew from the AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”) joint venture in exchange for a note from AAG of approximately $600, receivable in 12 equal payments. The Company has received nine payments totaling $396 through March 31, 2015.

Sales to joint ventures are made on an arm’s length basis, and totaled $153 and $3 for the quarters ended March 31, 2015 and 2014.

Summary (unaudited) financial information of our foreign joint ventures in U.S. dollars was as follows at March 31, 2015 and December 31, 2014 and the three months ended March 31, 2015 and 2014 (in thousands):

	BOMAY		MIEFE		AAG
	2015	2014	2015	2014	2015*	2014
Assets:
Total current assets	$76,282	$96,995	$4,005	$4,273	$-	$1,558
Total non-current assets	4,648	5,006	98	115	-	518
Total assets	$80,930	$102,001	$4,103	$4,388	$-	$2,076
Liabilities and equity:
Total liabilities	$53,603	$74,196	$2,871	$1,690	$-	$989
Total joint ventures’ equity	27,327	27,805	1,232	2,698	-	1,087
Total liabilities and equity	$80,930	$102,001	$4,103	$4,388	$-	$2,076

*As of April 30, 2014, the Company withdrew from the AAG Joint Venture.

	Three Months Ended March 31,
	BOMAY		MIEFE		AAG
	2015	2014	2015	2014	2015*	2014

Revenue	$8,802	$19,604	$1,734	$824	$-	$782
Gross Profit	$1,714	$2,935	$183	$354	$-	$109
Earnings	$479	$1,371	$(184)	$94	$-	$(73)

*As of April 30, 2014, the Company withdrew from the AAG Joint Venture and no operations results are reported.

The following is a summary of activity in investments in foreign joint ventures for the three months ended March 31, 2015 (unaudited):

	March 31, 2015
	BOMAY**	MIEFE	TOTAL
	(in thousands)
Investments in foreign joint ventures:
Balance at December 31, 2014	$11,548	$506	$12,054
Equity in earnings (loss) in 2015	192	(76)	116
Foreign currency translation adjustment	(37)	(28)	(65)
Investments, end of period	$11,703	$402	$12,105

Components of investments in foreign joint ventures:
Investment in joint ventures	$2,033	$14	$2,047
Undistributed earnings	8,349	282	8,631
Foreign currency translation	1,321	106	1,427
Investments, end of period	$11,703	$402	$12,105

**

Accumulated statutory reserves of $2,100 in equity method investments at March 31, 2015 and December 31, 2014 are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

6. Notes Payable

Revolving Credit Agreement

In March 2015, the Company and JPMorgan Chase N.A. executed the Third Amendment to Credit Agreement, Amendment to Revolving Credit Note and Limited Waiver. The amendment established the Revolving Credit maturity date as December 31, 2015. It established an available amount of not less than $1,500, the lesser of the Borrowing Base, and the Commitment of $4,000. The $4,000 outstanding under the previous Revolving Credit was repaid from the new Term Loan, discussed below, upon the effective date of the Third Amendment. At March 31, 2015 the current balance of the Revolving Credit Agreement is $0.

Trade accounts receivable, equipment, inventories, and work-in-process, and investments in foreign subsidiaries secure the financings and the Company’s U.S. subsidiaries are guarantors of the borrowings under the new revolving credit facility.

Term Note

The third amendment established the Term Note maturity date as March 31, 2020. The Term Note established an initial note payable amount of $4,000 which was used to pay-off the outstanding balance of the revolving credit agreement. The new Term Loan is secured by a mortgage on the Beaumont, Texas facility. The Term Loan accrues interest at the adjusted LIBOR Rate plus a margin of 3.50%.

The maturity date of the term loan is March 31, 2020. The loan requires payment of principal on the last day of each calendar quarter totaling $267 over the next twelve months.

The Company had $3,700 of long-term borrowings outstanding under the JPMorgan Chase N.A. Term Note agreement at March 31, 2015 and $0 at December 31, 2014.  Additionally, the current portions of long-term financings were $267 and $0 at March 31, 2015 and December 31, 2014.

The company is currently in compliance with all debt covenants.

7. Inventories

Inventories consisted of the following at March 31, 2015 (unaudited) and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
	(in thousands)
Raw materials	$960	$940
Work-in-process	2,259	1,902

Less: allowance	(91)	(73)
Total inventories	$3,128	$2,769

8. Income Taxes

The tax provision for 2015 and 2014 reflects a 34% U.S. tax rate related to the equity in foreign joint ventures’ operations, net of dividends received for an effective rate of 0% because of the expected mix of US income or loss, foreign equity income and dividends.

9. Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of March 31, 2015 and December 31, 2014 because of the relatively short maturity of these instruments.

The carrying amount of our long-term note payable approximates the fair value as the interest rate on the note is based on a market rate.

10. Redeemable Convertible Preferred Stock

In conjunction with the issuance of the Redeemable Convertible Preferred Stock, Series A in May 2012, warrants were issued for common stock.

The initial value allocated to the warrants was recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the warrants is accreted to retained earnings through the scheduled redemption date of the redeemable Series A Convertible Preferred Stock. Discount accretion for the three months ending March 31, 2015 and 2014 totaled $12 and $11.

11. Leases

The Company leases corporate office space and equipment (principally trucks and forklifts) under operating lease agreements that expire at various dates to 2020. Rental expense relating to operating leases and other short-term leases for the three months ended March 31, 2015 and 2014 amounted to approximately $143 and $122, respectively.

12. Discontinued Operations

AAT results are considered discontinued operations and its assets and associated liabilities are carried as assets and liabilities held for sale. Therefore, their results are presented below continuing operating results as discontinued operations.  The sale of all non-cash assets excluding the real property closed effective August 14, 2014. The real estate was leased to the buyer for a minimum of one year with an option to purchase and remains in assets held for sale. No further discontinued operations will result from AAT operations.

The following tables summarize the AAT assets and liabilities held for sale, the operating results for AAT and its impairment charge, and AAT’s summary cash flow components:

American Access Technologies, Inc.

Assets and Liabilities held for sale

(in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
Current assets held for sale	$-	$-
Long term assets held for sale	650	650
Total assets held for sale	$650	$650
Current liabilities held for sale	-	-
Total Liabilities held for sale	-	-
Net assets and liabilities held for sale	$650	$650

American Access Technologies, Inc.

Condensed Statements of Operations

Unaudited

(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating income (loss) from discontinued operations	$-	$(268)
Provision for income taxes	-	-
Valuation provision (“impairment”) on assets for sale	-	-
Income taxes on discontinued operations	-	-
Net Loss after tax	$-	$(268)

American Access Technologies, Inc.

Condensed Statements of Cash Flow Components

Unaudited

(in thousands)

	Three Months Ended March 31,
	2015	2014
Net cash (used in) operating activities	$-	$(40)
Net cash provided by (used in) investing activities*	-	-
Net cash (used in) financing activities	-	-
Advances (to) from parent	-	40
Net increase (decrease) in cash and cash equivalents	$-	$-

Cash is not included in assets held for sale and included in the condensed consolidated statements in cash.

13. Subsequent Events

In April 2015, the Company drew down $1,500 on its’ revolving line of credit agreement.  The funds will be used for working capital and other corporate requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in the Form 10-Q and the consolidated financial statements included in the 2014 Annual Report on Form 10-K filed on March 30, 2015. Historical results and percentage relationships set forth in the condensed consolidated statements of operations and cash flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.

We previously reported three business segments: Technical Products and Services (“TP&S”); Electrical and Instrumentation Construction (“E&I”); and American Access Technologies (“AAT”).  In August 2014, we sold our AAT operations and assets except for the real estate.  We reclassified the assets and liabilities of AAT as held for sale within the accompanying consolidated balance sheet as of June 30, 2014 and presented the results of these operations as losses from discontinued operations, net of tax, for each of the accompanying Consolidated Statements of Operations. All current and historical financial information presented exclude the financial information for AAT or presents it as discontinued operations where applicable.  For more information about this disposition, see Note 12.

In early 2015 we reorganized the Company’s continuing operations under the Chief Operation Officer.  As a result, the Company manages its continuing operations as a single segment and has removed the presentation of business segments.   Our single segment reporting is equivalent to that presented on the Consolidated Statements of Operations.

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

These statements, including statements regarding our capital needs, business strategy, expectations and intentions, are subject to numerous risks and uncertainties, many of which are beyond our control, including our ability to maintain key products’ sales or effectively react to other risks including those discussed in Part I, Item 1A, Risk Factors, of our 2014 Annual Report on Form 10-K filed on March 30, 2015. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

BUSINESS

The Company was incorporated on October 21, 1996 as a Florida corporation. On May 15, 2007, we completed a business combination (the “M&I Merger”) with M&I Electric Industries, Inc. (“M&I”), a Texas corporation, and changed our name to American Electric Technologies, Inc. (“AAT”). Our principal executive offices are located at 1250 Wood Branch Park Drive, Suite 600, Houston, Texas 77079 and our telephone number is 713-644-8182.

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of M&I Electric Industries, Inc., including its wholly-owned subsidiary, South Coast Electric Systems, LLC, M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”), and American Access Technologies, Inc. (“AAT”). The operations of the AAT segment were sold on August 15, 2014 (except for its real estate, see Footnote 12) and its remaining assets are presented as “held for sale” and its results from operations are reported as discontinued operations.

The Company is a leading provider of power delivery solutions to the global energy industry.

Foreign Joint Ventures

Effective May 1, 2014, we currently have interests in two joint ventures outside of the U. S. which are accounted for on the equity method.

●

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest;

●	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 41% interest; MIEFE’s general manager holds an 8% interest and, Sonepar (private company) of France, holds a 51% interest, and;

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

A key component of our Company’s strategy is our international focus. We have three primary models for conducting our international business. First, where local market conditions dictate, we have expanded internationally by forming joint venture operations with local partners in key markets such as China and Singapore, where we can partner with the primary end-customer in that market, or there are local content requirements or a competitive advantage using local manufacturing. Second, in Brazil, we have exited our joint venture and formed a wholly-owned subsidiary to serve this market. Third, we sell through foreign sales agents that we have appointed. Many of those international partners also provide local service and support for our products in those overseas markets.

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

Industry Conditions

Our power distribution products which support the oil and gas industry are capital-intensive and cyclical in nature. The recent drop in crude oil prices has resulted in a decline in demand for our products and services from this sector. Our products marketed through our joint ventures in China and Singapore are experiencing changing market conditions related to the energy demands in these regions coupled with economic uncertainty.

Products and Services

We have provided sophisticated custom-designed power distribution, power conversion, and automation and control systems for the energy industry since 1946. Our products are used to safely distribute and control the flow of electricity from the source of the power being generated (e.g. a diesel generator or the utility grid) to whatever mechanical device needs to use the power (drilling machinery, motors, other process equipment, etc.) at low and medium voltages.

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

We provide services to commission and maintain our customers’ electrical power conversion and controls systems. We also provide low and medium voltage start-up/commissioning, preventative maintenance, emergency call out services, and breaker and switchgear refurbishment services.

The Company offers a full range of electrical and instrumentation construction and installation services to the Company’s markets. These services include new construction as well as electrical and instrumentation turnarounds, maintenance and renovation projects. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems and high voltage cable. Much of their work is generated from the installation (“rig up”) of our power delivery solutions into our packaged power control systems.

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

Revenue Recognition – The Company reports earnings from fixed-price and modified fixed-price long-term contracts on the percentage-of-completion method.  Earnings are accrued based on the ratio of costs incurred to total estimated costs. Costs include direct material, direct labor, and job related overhead.  However, for our manufacturing activities we have determined that labor incurred, rather than total costs incurred, provides an improved measure of percentage-of-completion. For contracts with anticipated losses, estimated losses are charged to operations in the period such losses are determined. A contract is considered complete when all costs, except insignificant items, have been incurred and the project has been accepted by the customer. Revenue from non-time and material jobs of a short-term nature (typically less than one month) is recognized on the completed-contract method after considering the attributes of such contracts. This method is used because these contracts are typically completed in a short period of time and the financial position and results of operations do not vary materially from those which would result from use of the percentage-of-completion method. The asset, “Work-in-process,” which is included in inventories, represents the cost of labor, material, and overhead on jobs accounted for under the completed-contract method. For contracts accounted for under the percentage-of-completion method, the asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenue recognized in excess of amounts billed and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenue recognized.

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

OVERALL RESULTS OF CONTINUING OPERATIONS

The following table represents revenue and income (loss) from consolidated continuing operations and equity in foreign joint ventures, for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Net sales	$15,311	$15,848
Cost of sales	13,028	13,413
Gross profit	2,283	2,435
Operating expenses:
Research and development	138	66
Selling and marketing	603	663
General and administrative	1,267	1,208
Total operating expenses	2,008	1,937
Income (loss) from consolidated continuing operations	275	498
Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations*	116	474
Foreign joint ventures’ operations related expenses	(98)	(112)
Net equity income from foreign joint ventures’ operations	18	362
Income (loss) from consolidated continuing operations and net equity income from foreign joint ventures’ operations	$293	$860

*AAG equity income ended on April 30, 2014 when the Company withdrew from the AAG joint venture.

Sales to foreign joint ventures and subsidiaries are made on an arm’s length basis. See Footnote 5 in notes to condensed consolidated financial statements for detailed financial information on the foreign joint ventures.

Non-U.S GAAP Financial Measures

A non-U.S. GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. Please see the Company’s Annual Report on Form 10-K for 2014 filed on March 30, 2015 for a more in depth discussion of this indicator, earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The table below shows the reconciliation of Net income (loss) on continuing operations attributable to common stockholders and net income (loss) attributable to common stockholders to “EBITDA” for the three months ended March 31, 2015 and 2014 (dollars in thousands):

Continuing Operations
	Three Months ended March 31,
	2015	2014
Net income (loss) on continuing operations attributable to common stockholders	$187	762
Add: Dividends on redeemable convertible preferred stocks	87	86
Depreciation and amortization	237	128
Interest expense and other, net	19	12
Provision (benefit) for income taxes	—	—
EBITDA	$530	988

Backlog

Backlog is another non-GAAP indicator management uses to measure the level of outstanding orders.

Effective in the second quarter 2014, the Company changed its methodology for calculating backlog. While the change has no impact on orders that are not yet under construction, the Company believes the new method better reflects the amount of work remaining on orders under construction that extend beyond quarter end.

The new methodology reduces the backlog by the revenues recorded from the percentage of completion at each quarter end since these revenues have been recognized.

Backlog ($ in millions)

	Q1 2014	Q2 2014	Q3 2014	Q4 2014	Q1 2015
Sectors
Oil & Gas	7.0	10.2	23.3	25.0	17.5
Power Generation	3.6	3.6	2.3	0.7	0.1
Marine & Industrial	2.6	2.9	2.4	0.8	1.0
Total	13.2	16.7	28.0	26.5	18.6

Business Sectors Disclosures

Based on the importance of the oil and gas sector for our business, management began capturing our financial results in three major market sectors in 2013. These sectors are: Oil and Gas; Power Generation and Distribution; and Marine and Other Industrials as discussed in Continuing Operations starting on page 15. This information is supplemental and provided to allow investors to follow our future success at marketing to various customer groups.

For Continuing Operations
	For the Three Months Ended March 31, 2015 and 2014
	(in thousands)
	(unaudited)
2015	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$11,522	$2,580	$1,209	$15,311
Gross Profit	1,560	559	164	2,283
Gross Profit as % of Revenue	14%	22%	14%	15%

2014
Revenue	$13,635	$658	$1,555	$15,848
Gross Profit	2,075	131	229	2,435
Gross Profit as of % of Revenue	15%	20%	15%	15%

Three Months Ended March 31, 2015 as Compared with the Three Months Ended March 31, 2014

Consolidated revenues decreased $537 to $15,311 for the quarter ended March 31, 2015 from the comparable period in 2014. The reduction was due to a decline in oil prices, and related project cancellations and project postponements, offset by $600 in revenue from our Brazilian subsidiary.

Consolidated gross profit for the quarter was $2,283. The consolidated gross profit decreased by $152 compared to the prior year’s first quarter. This decrease was mainly attributable to the lower revenues that reduced the gross profit compared to the same period in 2014.

Research and development costs for the quarter ended March 31, 2015 increased to $138 from $66 for the quarter ended March 31, 2014, which relate to the continued development of arc-resistant products.

Selling and marketing expenses for the quarter ended March 31, 2015 were $603 compared to the quarter ended March 31, 2014 of $663. This small decrease is primarily attributable to lower sales commissions.

General and administrative expenses were up for the quarter ended March 31, 2015 compared to the same period in 2014 by $59 due to our new Brazil operations partially offset by lower U.S. compensation costs in 2015.

Net equity income from foreign joint ventures’ operations decreased for the quarter ended March 31, 2015 by $344 as compared to the quarter ended March 31, 2014. The decrease was driven by the reduced activity levels at BOMAY, a Q1 2015 loss for MIEFE and our withdrawal from our Brazilian joint venture.

Interest expense and other, net was $19 for the quarter ended March 31, 2015 a small increase of $7 from the comparable 2014 quarter. The increase primarily resulted from higher interest expense on increased debt.

The provision for (benefit from) income taxes for the quarter ended March 31, 2015 was no expense which reflects the provision for taxes on the foreign joint venture equity earnings based on the annual estimated foreign joint venture equity earnings, net of dividends at 34% compared to no expense in the 2014 comparable quarter. As a result of the anticipated dividends meeting or exceeding expected annual equity income from joint ventures, the net federal tax provision was zero for the first quarter of 2015 and 2014.

The discontinued AAT segment reflects a $268 operating loss for the quarter ending March 31, 2014 and no further income or loss was recognized after the sale in August 2014. See Footnote 12 for further information.

Backlog

The Company’s backlog as of March 31, 2015 was $18,600 compared to $26,500 at December 31, 2014. Approximately 80% of this backlog is expected to be realized as revenue during the remainder of the fiscal year. The reduction was due to a decline in oil prices, related project cancellations and project postponements.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2015	December 31, 2014
	(in thousands except percentages and ratios)
Working capital	$11,209	$11,348
Current ratio	2.0 to 1	2.1 to 1
Debt as a percent of total capitalization	13%	13%

Notes Payable

The Company had $4,000 of total borrowings outstanding under the JPMorgan Chase N.A. credit agreements at December 31, 2014 and $3,978 at March 31, 2015.

New Financings

In March 2015, the Company and JPMorgan Chase N.A. executed the Third Amendment to Credit Agreement, Amendment to Revolving Credit Note and Limited Waiver. The amendment established the Revolving Credit Maturity Date as December 31, 2015. It established an available amount of not less than $1,500 and up to the lesser of the Borrowing Base and the Commitment of $4,000. The $4,000 outstanding under the current Revolving Credit was repaid from the new Term Loan for $4,000 upon the effective date of the Third Amendment. The new Term Loan is secured by a mortgage on the Beaumont, Texas facility. The Term Loan accrues interest at the adjusted LIBOR Rate plus a margin of 3.50%. The maturity date of the term loan is March 31, 2020. The loan requires payment of principal on the last day of each calendar quarter totaling $267 over the next twelve months.

Additionally trade accounts receivable, equipment, inventories, and work-in-process, and investments in foreign subsidiaries secure the financings and the Company’s U.S. subsidiaries are guarantors of the borrowings under the new revolving credit facility.  The Company is currently in compliance with all debt covenants.

Operating Activities

During the three months ended March 31, 2015, the Company used cash of $500 from continuing operations as compared to using $2,100 for the same period in 2014. This was primarily due to a lower increase in net working capital requirements, specifically inventories, receivables, and costs in estimated earnings in excess of billings on uncompleted contracts in the period March 31, 2015 compared to the same period in 2014.

Investing Activities

During the three months ended March 31, 2015, the Company used cash of $300 for investing activities compared to using $800 for the comparable period in 2014. The decrease in cash used in 2015 is mainly attributable to the expansion of the manufacturing facility at Beaumont in the first quarter of 2014 partially offset by dividends received from our joint venture companies in the same period.

Financing Activities

During the three months ended March 31, 2015, the Company utilized $200 compared to generating $500 in the comparable period in 2014 caused by a decrease in treasury stock purchases and no debt increases.

The Company believes its existing cash, working capital and unused credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months. The Company continues to review growth opportunities and depending on the business needs may raise cash in the form of debt, equity, or a combination of both.

Discontinued Operations

Discontinued operations used no cash in 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our market risk sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through December 31, 2015. The term loan completed in March 2015 had a similar interest rate exposure and is due with quarterly payments of $67 plus interest at each quarter end after March 31, 2015. The outstanding balance is due March 2020. At March 31, 2015 the Company had $4,000 of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have had an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (0.15% at March 31, 2015) plus 3.50% per year. The loan agreements are collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

The Company maintains equity method investments in its Singapore and Chinese joint ventures, MIEFE and BOMAY respectively. The functional currencies of the joint ventures and the Brazil subsidiary are the Singapore Dollar, the Chinese Yuan and Brazilian Real, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in our condensed consolidated balance sheets. In the current three months, this item decreased from $851 at December 31, 2014 to $704 at March 31, 2015 due principally strength of the United States Dollar against the Brazilian Real.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2015.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended March 31, 2015 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In conjunction with the issuance of common stock to employees upon conversion of vested restricted stock units under the 2007 Employee Stock Incentive Plan, between February 15, 2015 and March 31, 2015, the Company withheld 20,288 of such shares for employee withholding tax of $70 in accordance with the provisions of the Plan. These shares are reflected as treasury stock at March 31, 2015.

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

Date: May 14, 2015

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Senior Vice President and Chief Financial Officer (Principal Financial Officer)