Form 10-Q
period 2015-06-30
American Electric Technologies Inc
filed 2015-08-13
CIK 1043186

.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

As of August 10, 2015 the registrant had 8,252,563 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended June 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2015	December 31,
	(unaudited)	2014
Assets
Current assets:
Cash and cash equivalents	$8,246	$3,550
Accounts receivable-trade, net of allowance of $285 and $315 at June 30, 2015 and December 31, 2014	7,641	11,877
Inventories, net of allowance of $108 and $73 at June 30, 2015 and December 31, 2014	2,110	2,769
Cost and estimated earnings in excess of billings on uncompleted contracts	3,789	2,989
Prepaid expenses and other current assets	504	750
Total current assets	22,290	21,935
Property, plant and equipment, net	8,363	8,373
Advances to and investments in foreign joint ventures	11,436	12,054
Other assets	502	242
Long-term assets held for sale	650	650
Total assets	$43,241	$43,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,271	$6,447
Accrued payroll and benefits	710	1,145
Other accrued expenses	459	640
Billings in excess of costs and estimated earnings on uncompleted contracts	2,715	1,983
Revolving line of credit	1,500	-
Current portion of long-term note payable	267	222
Other current liabilities	67	150
Total current liabilities	9,989	10,587
Long-term note payable	3,644	3,778
Deferred income taxes	2,996	3,046
Deferred compensation	297	290
Total liabilities	16,926	17,701
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $695 at June 30, 2015 and $719 at December 31, 2014; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at June 30, 2015 and December 31, 2014	4,305	4,281
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,250,897 and 8,185,323 shares issued and outstanding at June 30, 2015 and December 31, 2014	8	8
Treasury stock, at cost 131,928 shares at June 30, 2015 and 111,640 shares at December 31, 2014	(792)	(722)
Additional paid-in capital	11,674	11,418
Accumulated other comprehensive income	756	851
Retained earnings; including accumulated statutory reserves in equity method investments of $2,237 and $2,100 at June 30, 2015 and December 31, 2014	10,364	9,717
Total stockholders’ equity	22,010	21,272
Total liabilities and stockholders’ equity	$43,241	$43,254

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$12,302	$13,430	$27,613	$29,278
Cost of sales	10,258	11,402	23,286	24,815
Gross profit	2,044	2,028	4,327	4,463

Operating expenses:
Research and development	90	159	228	226
Selling and marketing	493	570	1,096	1,233
General and administrative	1,256	1,148	2,523	2,355
Total operating expenses	1,839	1,877	3,847	3,814

Income (loss) from consolidated continuing operations	205	151	480	649

Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	284	1,110	400	1,584
Foreign joint ventures’ operations related expenses	(109)	(178)	(207)	(290)
Net equity income from foreign joint ventures’ operations	175	932	193	1,294

Income (loss) from consolidated continuing operations and net equity income from foreign joint ventures’ operations	380	1,083	673	1,943

Other income (expense):
Interest expense and other, net	(45)	(21)	(64)	(33)
Foreign transaction gain	134	-	134	-
Continuing operations income (loss) before income taxes	469	1,062	743	1,910

Provision for (benefit from) income taxes on continuing operations	(78)	-	(78)	-
Net income (loss) from continuing operations	547	1,062	821	1,910
Discontinued operations income (loss)	-	(2,384)	-	(2,652)

Provision for income taxes on discontinued operations	-	-	-	-
Net income (loss) from discontinued operations	-	(2,384)	-	(2,652)

Net income (loss) before dividends on redeemable convertible preferred stock	547	(1,322)	821	(742)
Dividends on redeemable convertible preferred stock	(87)	(86)	(174)	(172)
Net income (loss) attributable to common stockholders	$460	$(1,408)	$647	$(914)
Earnings (loss) from continuing operations per common share:
Basic	$0.06	$0.12	$0.08	$0.21
Diluted	$0.06	$0.11	$0.08	$0.20
Weighted - average number of continuing operations shares outstanding:
Basic	8,250,833	8,176,808	8,235,901	8,115,214
Diluted	8,293,947	9,723,076	8,279,015	9,710,422
Loss per common share from discontinued operations:
Basic and diluted	$-	$(0.29)	$-	$(0.32)
Total earnings (loss) per common share:
Basic	$0.06	$(0.17)	$0.08	$(0.11)
Diluted	$0.06	$(0.17)	$0.08	$(0.11)
Weighted - average number of common shares outstanding:
Basic	8,250,833	8,176,808	8,235,901	8,115,214
Diluted	8,293,947	8,176,808	8,279,015	8,115,214

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	For the Three Months Ended June 30,
	2015	2014
Net income (loss) before dividends on redeemable convertible preferred stock	$547	$(1,322)
Other comprehensive income:
Foreign currency translation gain (loss), net of deferred income taxes of ($27) and $51 for the three months ended June 30, 2015 and 2014	52	(99)
Total comprehensive income (loss)	$599	$(1,421)

	For the Six Months Ended June 30,
	2015	2014
Net income (loss) before dividends on redeemable convertible preferred stock	$821	$(742)
Other comprehensive income:
Foreign currency translation gain (loss), net of deferred income taxes of $49 and $0 for the six months ended June 30, 2015 and 2014	(95)	(1)
Total comprehensive income (loss)	$726	$(743)

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss) from continuing operations	$821	$1,910
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	(78)	-
Equity income from foreign joint ventures’ operations	(400)	(1,584)
Depreciation and amortization	459	259
Stock based compensation	256	191
Provision for bad debt	25	-
Allowance for obsolete inventory	35	17
Deferred compensation costs	8	39
Change in operating assets and liabilities:
Accounts receivable	4,310	421
Income taxes payable	(282)	(71)
Inventories	624	(376)
Costs and estimated earnings in excess of billings on uncompleted contracts	(801)	98
Prepaid expenses and other current assets	98	36
Accounts payable and accrued liabilities	(2,793)	(343)
Billings in excess of costs and estimated earnings on uncompleted contracts	732	(101)
Other	(304)	(12)
Net cash provided by (used in) operating activities	2,710	484
Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(449)	(3,603)
Proceeds from disposal of property, plant and equipment	-	-
Proceeds from foreign joint ventures’ operations dividends	1,170	2,522
Cash withdrawal from joint venture	-	46
Net cash provided by (used in) from investing activities	721	(1,035)
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	(1)	313
Treasury stocks purchase	(70)	(466)
Preferred stock cash dividend	(75)	(150)
Proceeds from long-term notes payable	4,000	-
Advances from revolving credit facility (repayments)	(2,500)	-
Payments on long-term notes payable	(89)	-
Net cash provided by (used in) financing activities	1,265	(303)
Net increase (decrease) in cash and cash equivalents from continuing operations	4,696	(854)
Advances from (to) discontinued operations	-	(394)
Net increase (decrease) in cash and cash equivalents	4,696	(1,248)
Cash and cash equivalents, beginning of period	3,550	4,148
Cash and cash equivalents, end of period	$8,246	$2,900
Supplemental disclosures of cash flow information:
Interest paid	$75	$29
Income taxes paid	$-	$72

The accompanying notes are an integral part of the condensed consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Electric Technologies, Inc. and its wholly-owned subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”)  have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2015 and December 31, 2014 and results of operations for the three months and six months ended June 30, 2015 and 2014. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed on March 30, 2015. Because of the sale of the American Access Technologies, Inc. (“AAT”) segment’s operations which was completed on August 14, 2014, its remaining real estate is presented as “held for sale” and its operations are reported as discontinued operations. All dollar amounts disclosed in the footnotes are stated in thousands. See Footnote 12.

2. Earnings per Common Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the number of shares of common stock outstanding for the three months and six months ended June 30, 2015 and 2014.

Diluted earnings per share is computed by dividing net income (loss) attributable to common stockholders, by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of convertible instruments and (3) the dilutive effect of the exercise of stock options and other stock units to our common stock.

When convertible preferred stocks are assumed converted then dividends are added back to the earnings in the calculation of diluted earnings per share.

The following tables set forth the computation of basic and diluted common shares.

Continuing Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average basic shares	8,250,833	8,176,808	8,235,901	8,115,214
Dilutive effect of preferred stock, warrants, stock options and restricted stock units *	43,114	1,546,268	43,114	1,595,208
Total weighted average diluted shares	8,293,947	9,723,076	8,279,015	9,710,422

With Discontinued Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average basic shares	8,250,833	8,176,808	8,235,901	8,115,214
Dilutive effect of preferred stock, warrants, stock options and restricted stock units *	43,114	-	43,114	-
Total weighted average diluted shares	8,293,947	8,176,808	8,279,015	8,115,214

* When preferred shares are assumed converted, their dividends are added back to net income.

3. Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under ASU No. 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, ASU No. 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance also requires disclosure of pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU No. 2014-08 was effective in the first quarter of 2015. The adoption of ASU No. 2014-08 did not have a significant impact on the Company’s consolidated financial position, results of operations and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB announced that public companies will apply the new standard effective for annual reporting periods after December 15, 2017. We are currently evaluating the future impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method with which we will adopt the standard in 2018.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in ASU No. 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. Management is currently evaluating the future impact of ASU No. 2014-12 on the Company’s consolidated financial position, results of operations and disclosures.

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting a census of the FASB Emerging Issues Task Force. ASU No. 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.  ASU No. 2014-17 is effective on November 15, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. The adoption of ASU No. 2014-17 did not have a significant impact on the Company’s consolidated financial position, results of operations or disclosures.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies, and securitization structures. ASU No. 2015-02 focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification TM (“ASC”) and improves current GAAP by: (1) Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met; (2) Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. ASU No. 2015-02 is effective for periods beginning after December 15, 2015. Management is currently evaluating the future impact of ASU No. 2015-02 on the Company’s consolidated financial position, results of operations and disclosures.

4. Segment Information

The Company follows guidance prescribed by the ASC Topic 280, Segment Reporting, which governs the way the Company reports information about its operating segments.

Due to the disposition of the AAT segment’s operations and net assets in August 2014, that segment’s results are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations.

During the six months ended June 30, 2015, we reorganized our continuing operations under our Chief Operating Officer. As a result of these changes, the Company manages its continuing operations as a single segment and has removed the presentation of business segments in these Notes to Condensed Consolidated Financial Statements. The Company will report as a single segment on all future financial statements.

5. Investments in Foreign Joint Ventures

Effective May 1, 2014, we have interests in two joint ventures, outside of the United States of America (“U.S.”) which are accounted for using the equity method:

●

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest; and,

●	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 41% interest, MIEFE’s general manager holds an 8% interest and, Sonepar of France holds a 51% interest.

Effective April 30, 2014 the Company withdrew from the AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”) joint venture in exchange for a note from AAG of $0.64 million, receivable in 12 equal payments. The Company has received nine payments totaling $0.40 million through June 30, 2015. The outstanding balance of the note receivable at June 30, 2015 was $0.14 million, adjusted for foreign currency translation adjustments. The note is included in the other receivable line of our balance sheet; the note was originally written as 0% subordinated note, with a maturity date of April 30, 2015, we have imputed interest at 5%.

Sales to joint ventures, made on an arm’s length basis, totaled $0.00 million and $0.01 million for the three months ended June 30, 2015 and 2014, respectively. Sales to joint ventures totaled $0.15 million and $0.02 million for the six months ended June 30, 2015 and 2014.

Summary (unaudited) financial information of our foreign joint ventures in U.S. dollars was as follows at June 30, 2015 and December 31, 2014 and for the three months and six months ended June 30, 2015 and 2014 (in thousands):

	BOMAY		MIEFE		AAG*
	2015	2014	2015	2014	2015	2014
Assets:
Total current assets	$72,227	$77,812	$3,345	$3,488	$-	$-
Total non-current assets	4,546	4,710	87	108	-	-
Total assets	$76,773	$82,522	$3,432	$3,596	$-	$-
Liabilities and equity:
Total liabilities	$48,671	$53,277	$2,464	$2,128	$-	$-
Total joint ventures’ equity	28,102	29,245	968	1,468	-	-
Total liabilities and equity	$76,773	$82,522	$3,432	$3,596	$-	$-

	Three Months Ended June 30,
	BOMAY		MIEFE		AAG*
	2015	2014	2015	2014	2015	2014

Revenue	$13,426	$37,611	$1,701	$2,388	$-	$297
Gross Profit	$2,120	$4,524	$504	$760	$-	$44
Earnings	$660	$2,400	$47	$275	$-	$77

	Six Months Ended June 30,
	BOMAY		MIEFE		AAG*
	2015	2014	2015	2014	2015	2014

Revenue	$22,228	$57,214	$3,435	$3,212	$-	$1,078
Gross Profit	$3,834	$7,459	$687	$1,119	$-	$154
Earnings	$1,139	$3,771	$(137)	$181	$-	$4

*As of April 30, 2014, the Company withdrew from the AAG joint venture. Tables above include the operations of AAG for the period January 1, 2014 through April 29, 2014

The following is a summary of activity in investments in foreign joint ventures for the six months ended June 30, 2015 (unaudited):

	June 30, 2015
	BOMAY**	MIEFE	TOTAL
	(in thousands)
Investments in foreign joint ventures:
Balance at December 31, 2014	$11,548	$506	$12,054
Equity in earnings (loss) in 2015	456	(56)	$400
Dividend distributions in 2015	(1,033)	(137)	$(1,170)
Foreign currency translation adjustment	66	86	$152
Investments, end of period	$11,037	$399	$11,436

Components of investments in foreign joint ventures:
Investment in joint ventures	$2,033	$14	$2,047
Undistributed earnings	7,580	165	$7,745
Foreign currency translation	1,424	220	$1,644
Investments, end of period	$11,037	$399	$11,436
**

Accumulated statutory reserves of $2.24 million and $2.10 million in equity method investments at June 30, 2015 and December 31, 2014, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

Under the equity method of accounting, the Company’s share of the joint ventures’ operations’ earnings or loss is recognized in the condensed consolidated statement of operations as equity income (loss) from foreign joint ventures’ operations. Joint venture income increases the carrying value of the joint venture investment and joint venture losses, as well as dividends received from the joint ventures, reduce the carrying value of the investment.

The Company reviews its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

6. Notes Payable

Revolving Credit Agreement

In March 2015, the Company and JPMorgan Chase N.A. executed the Third Amendment to Credit Agreement, Amendment to Revolving Credit Note and Limited Waiver. The amendment established the revolving credit line with a maturity date of December 31, 2015. It established an available amount of not less than $1.50 million and up to the lesser of the borrowing base or the Commitment of $4.00 million with interest payable monthly at the adjusted LIBOR Rate plus a margin of 3.25% (3.44% at June 30, 2015). The $4.00 million outstanding under the previous Revolving Credit was repaid from the new Term Loan, discussed below, upon the effective date of the Third Amendment. At June 30, 2015, the current balance of the revolving credit facility is $1.50 million which represents our current borrowing base availability.

Trade accounts receivable, equipment, inventories, and work-in-process, and investments in foreign subsidiaries secure the financings and the Company’s U.S. subsidiaries are guarantors of the borrowings under the new revolving credit facility.

Term Note

The third amendment to the Revolving Credit Agreement, discussed above, established the Term Note maturity date as March 31, 2020. The Term Note’s initial note payable amount of $4.00 million was used to repay the outstanding balance of the old credit facility. The new Term Loan is secured by a mortgage on the Beaumont, Texas facility. The Term Loan accrues interest at the adjusted LIBOR Rate plus a margin of 3.50% (3.69% at June 30, 2015).

The loan requires payment of principal on the last day of each calendar quarter of $0.07 million over the remaining life of the loan with a balloon payment of $2.71 million upon maturity.

The Company had $3.91 million of borrowings outstanding under the JPMorgan Chase N.A. Term Note agreement at June 30, 2015 and $0.00 million at December 31, 2014, which includes $0.27 million at June 30, 2015, due within one year.

The Company is currently in compliance with all debt covenants.

7. Inventories

Inventories consisted of the following at June 30, 2015 (unaudited) and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$906	$940
Work-in-process	1,312	1,902
	2,218	2,842
Less: allowance	(108)	(73)
Total inventories	$2,110	$2,769

8. Income Taxes

The tax benefit for the three months and six months ended June 30, 2015 reflect a 34% U.S. tax rate related to the equity in foreign joint ventures’ operations, net of dividends received for an effective rate of 17% and 11%, respectively. The tax provision for period ending June 30, 2014 reflects a 34% U.S. tax rate related to the equity in foreign joint ventures’ operations, net of dividends received for an effective rate of 0%.

9. Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of June 30, 2015 and December 31, 2014 because of the relatively short maturity of these instruments.

The carrying amount of our long-term note payable approximates the fair value as the interest rate on the note is based on a market rate.

10. Redeemable Convertible Preferred Stock

In conjunction with the issuance of the Redeemable Convertible Preferred Stock, Series A in May 2012, warrants were issued for common stock.

The initial value allocated to the warrants was recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the warrants is accreted to retained earnings through the scheduled redemption date of the redeemable Series A Convertible Preferred Stock. Discount accretion for the six months ended June 30, 2015 and 2014 totaled $0.02 million and $0.02 million. Discount accretion for the three months ended June 30, 2015 and 2014 totaled $0.01 million and $0.01 million, respectively.

The Series A Preferred Stock accrues cumulative dividends at a rate of 6% per annum payable quarterly in cash or with our Common Stock, at the option of the Company, based on the then current liquidation value of the Preferred Stock which is currently $5.00 per share. Quarterly dividends not paid in cash or Common Stock accumulate without interest and must be fully paid before any dividend or other distribution can be paid on or declared and set apart for the Common Stock or conversion of the Preferred Stock to Common Stock. The Company deferred the dividend payment on the Preferred Stock due on June 20, 2015.  The Company accrued a total of $0.08 million representing the dividend payment which is included in other accrued expense for financial statement purposes.

11. Leases

The Company leases corporate office space and equipment (principally trucks and forklifts) under operating lease agreements that expire at various dates up to 2020. Rental expense relating to operating leases and other short-term leases for the six months ended June 30, 2015 and 2014 amounted to approximately $0.29 million and $0.16 million, respectively.

12. Discontinued Operations

AAT results are considered discontinued operations, presented below Continuing operations in the accompanying Condensed Consolidated Statements of Operations, and its assets and associated liabilities are carried as assets and liabilities held for sale. The sale of all non-cash assets excluding the real property closed effective August 14, 2014. The real estate was leased to the buyer for a minimum of one year with an option to purchase and remains in assets held for sale. No further discontinued operations will result from AAT operations.

The following tables summarize the AAT assets and liabilities held for sale, the operating results for AAT and its impairment charge, and AAT’s summary cash flow components:

American Access Technologies, Inc.

Assets and Liabilities held for Sale

(in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
Current assets held for sale	$-	$-
Long term assets held for sale	650	650
Total assets held for sale	$650	$650
Current liabilities held for sale	-	-
Total liabilities held for sale	-	-
Net assets and liabilities held for sale	$650	$650

American Access Technologies, Inc.

Condensed Statements of Operations

Unaudited

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Operating income (loss) from discontinued operations	$-	$(84)	$-	$(352)
Provision for income taxes	-	-	-	-
Valuation provision ("impairment") on assets for sale	-	(2,300)	-	(2,300)
Net loss after tax	$-	$(2,384)	$-	$(2,652)

American Access Technologies, Inc.

Condensed Statements of Cash Flow Components

Unaudited

(in thousands)

	For the Six Months Ended June 30,
	2015	2014
Net cash (used in) operating activities	$-	$(260)
Net cash provided by (used in) investing activities*	-	(14)
Net cash (used in) financing activities	-	-
Net increase (decrease) in cash and cash equivalents	$-	$(274)

*Cash is not included in assets held for sale and included in the condensed consolidated statements in cash.

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

We previously reported three business segments: Technical Products and Services (“TP&S”); Electrical and Instrumentation Construction (“E&I”); and American Access Technologies (“AAT”).  In August 2014, we sold our AAT operations and assets except for the real estate.  We reclassified the assets and liabilities of AAT as held for sale within the accompanying condensed consolidated balance sheets and presented the results of AAT operations as losses from discontinued operations, net of tax, in the accompanying condensed consolidated statements of operations. All current and historical financial information presented exclude the financial information for AAT or presents it as discontinued operations where applicable.  For more information about this disposition, see Note 12.

In 2015, we reorganized the Company’s continuing operations under the Chief Operating Officer.  As a result, the Company manages its continuing operations as a single segment and has removed the presentation of business segments. Our single segment reporting is equivalent to that presented on the condensed consolidated statements of operations.

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

BUSINESS

The Company was incorporated on October 21, 1996 as a Florida corporation. On May 15, 2007, we completed a business combination (the “M&I Merger”) with M&I Electric Industries, Inc. (“M&I”), a Texas corporation, and changed our name to American Electric Technologies, Inc. (“AETI”). Our principal executive offices are located at 1250 Wood Branch Park Drive, Suite 600, Houston, Texas 77079 and our telephone number is 713-644-8182.

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of M&I Electric Industries, Inc. including its wholly-owned subsidiaries, South Coast Electric Systems, LLC, M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”) and American Access Technologies, Inc. (“AAT”). The operations of the AAT segment were sold on August 14, 2014 (except for its real estate, see Footnote 12) and its remaining assets are presented as “held for sale” and its results from operations are reported as discontinued operations.

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

•	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 41% interest; MIEFE’s general manager holds an 8% interest and, Sonepar (private company) of France, holds a 51% interest.

Effective April 30, 2014, the Company withdrew from the joint venture, AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”), in which we held a 49% interest. See footnote 5. Investments in Foreign Joint Ventures

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

•	Downstream, which includes oil refining and petrochemical plants, as well as Liquefied Natural Gas (LNG) plants, export facilities, and storage facilities.
•	Power generation and distribution– the Company also provides “turn-key” power delivery solutions for the power generation and distribution sectors.
•	Distributed power generation includes on-site power generation, co-generation and independent power production customers.
•	Renewable power generation includes biomass power generation, geothermal power generation and other renewable energy related businesses.
•	Power distribution includes utility distribution markets such as substations.
•	Marine and industrial
•	Marine includes vessels such as platform supply vessels (PSV), offshore supply vessels (OSV), tankers and other various work boats, typically up to 300 ft. in length.
•	Industrial includes non-oil & gas industrial markets such as steel, paper, heavy commercial, and other non-oil & gas applications.

A key component of our Company’s strategy is our international focus. We have three primary models for conducting our international business. First, where local market conditions dictate, we have expanded internationally by forming joint venture operations with local partners in key markets such as China and Singapore, where we can partner with the primary end-customer in that market, or there are local content requirements or a competitive advantage to using local manufacturing. Second, in Brazil, we have exited our joint venture and in 2014 formed a wholly-owned subsidiary to serve this market. Third, we sell through foreign sales agents that we have appointed. Many of those international partners also provide local service and support for our products in those overseas markets.

Our business strategy is to grow through organic growth in our current key energy markets, expand our solution set in our current markets, continue our international expansion and accelerate those efforts with acquisitions, while at the same time increasing earnings and cash flow per share to enhance overall stockholder value.

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

Our power distribution products include low and medium voltage switchgear that provides power distribution and protection for electrical systems from electrical faults. Our products include traditional low voltage and medium voltage switchgear, as well as a variety of arc-managed and arc-resistant switchgear to increase end-user safety in case of an arc-flash explosion. Our products are suitable for both American National Standards Institute (“ANSI”) and International Electrotechnical Commission (“IEC”) markets. Other power distribution products in our solution set include low voltage and medium voltage motor control centers, bus ducts, fuse and switch products, and other related power distribution equipment. We also bundle third party products per our customer specifications including items such as battery backup power systems and transformers.

Our power conversion solutions include analog, digital silicon controlled rectifier (“SCR”) and alternating current variable frequency drive (“AC VFD”) systems, that are used to adjust the speed and torque of an electric motor to match various user applications, primarily in the land and offshore drilling and marine vessel markets.

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

Our packaged solutions include power distribution centers (“PDC”), SCR houses, driller’s cabins, and other packaged electrical buildings that incorporate our power distribution and power conversion products for land or offshore deployment.

We have the technical expertise to provide these solutions in compliance with a number of applicable industry standards such as National Electrical Manufacturers Association (“NEMA”) and ANSI or IEC equipment to meet American Bureau of Shipping (“ABS”), United States Coast Guard (“USCG”), Lloyd’s Register, a provider of marine certification services, and Det Norske Veritas (a leading certification body/registrar for management systems certification services) standards.

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

The Company offers a full range of electrical and instrumentation construction and installation services to the Company’s markets. These services include new construction as well as electrical and instrumentation turnarounds, maintenance and renovation projects. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems and high voltage cable. Much of this work is generated from the installation (“rig-up”) of our power delivery solutions into our packaged power control systems.

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

Foreign Currency Gains and Losses – Foreign currency translations are included as a separate component of comprehensive income. The Company has determined the local currency of its foreign joint ventures and foreign subsidiary, M&I Brazil, to be the functional currency. In accordance with ASC 830, the assets and liabilities of the foreign equity investees and M&I Brazil, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date and net sales and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income, net of deferred income taxes, which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

Federal Income Taxes – The liability method is used in accounting for federal income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our ability to realize the deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the Company’s tax returns.

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

Carrying Value of Joint Venture Investments – The Company reviews its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

OVERALL RESULTS OF CONTINUING OPERATIONS

The following table represents revenue and income (loss) from consolidated continuing operations and net equity income from foreign joint ventures’ operations, for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$12,302	$13,430	$27,613	$29,278
Cost of sales	10,258	11,402	23,286	24,815
Gross profit	2,044	2,028	4,327	4,463

Operating expenses:
Research and development	90	159	228	226
Selling and marketing	493	570	1,096	1,233
General and administrative	1,256	1,148	2,523	2,355
Total operating expenses	1,839	1,877	3,847	3,814

Income (loss) from consolidated continuing operations	205	151	480	649

Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations*	284	1,110	400	1,584
Foreign joint ventures’ operations related expenses	(109)	(178)	(207)	(290)
Net equity income from foreign joint ventures’ operations	175	932	193	1,294

Income (loss) from consolidated continuing operations and net equity income from foreign joint ventures’ operations	$380	$1,083	$673	$1,943

*AAG equity income ended on April 30, 2014 when the Company withdrew from the AAG joint venture.

Sales to foreign joint ventures and subsidiaries are made on an arm’s length basis. See Footnote 5 in notes to condensed consolidated financial statements for detailed financial information on the foreign joint ventures.

Non-U.S GAAP Financial Measures

A non-U.S. GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. Please see the Company’s Annual Report on Form 10-K for 2014 filed on March 30, 2015 for a more in-depth discussion of this indicator, earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.

The table below shows the reconciliation of net income (loss) attributable to common stockholders to “EBITDA” for the three months and six months ended June 30, 2015 and 2014 (dollars in thousands):

Continuing Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$460	$(1,408)	$647	$(914)
Add: Discontinued operations income (loss)	-	2,384	-	2,652
Depreciation and amortization	222	131	459	259
Interest expense and other, net	45	21	64	33
Provision for (benefit benefit) for income taxes	(78)	-	(78)	-
Dividend on redeemable preferred stock	87	86	174	172
EBITDA	$736	$1,214	$1,266	$2,202

Business Sectors Disclosures

Based on the importance of the oil and gas sector for our business, management captures our financial results in three major market sectors. These sectors are: Oil and Gas; Power Generation and Distribution; and Marine and Other Industrials as discussed in

Continuing Operations starting on page 15. This information is supplemental and provided to allow investors to follow our future success at marketing to various customer groups.

For Continuing Operations

	For the Three Months Ended June 30, 2015 and 2014
	(in thousands)
2015	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$10,570	$120	$1,612	$12,302
Gross Profit	1,848	19	177	2,044
Gross Profit as % of Revenue	17%	16%	11%	17%

2014
Revenue	$9,673	$1,359	$2,398	$13,430
Gross Profit	1,574	143	311	2,028
Gross Profit as of % of Revenue	16%	11%	13%	15%

	For the Six Months Ended June 30, 2015 and 2014
	(in thousands)
2015	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$22,092	$2,700	$2,821	$27,613
Gross Profit	3,408	578	341	4,327
Gross Profit as % of Revenue	15%	21%	12%	16%

2014
Revenue	$23,308	$2,017	$3,953	$29,278
Gross Profit	3,650	274	539	4,463
Gross Profit as of % of Revenue	16%	14%	14%	15%

Three Months Ended June 30, 2015 as Compared with the Three Months Ended June 30, 2014

Revenue and Gross Profit

Revenues decreased 8%, or $1.13 million, to $12.30 million in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to the decline in oil prices, resulting in reduced demand for our products and services and several project cancellations and postponements in the U.S.  In addition, we had lower power generation sector revenue in the quarter, as there were no active power generation projects.  The declines were partially offset by $1.00 million in revenue from our Brazilian subsidiary that was established in mid-2014.

Gross profit increased 1%, or $0.02 million, to $2.04 million in the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Gross profit as a percentage of revenues increased to 17% in the three months ended June 30, 2015, compared to 15% in the three months ended June 30, 2014.  The increase was primarily due to our Brazilian subsidiary which contributed $0.33 million for the period.

Research and development costs

Research and development costs decreased by 43%, or $0.07 million to $0.09 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, due to projects nearing completion.

Selling and Marketing Expenses

Selling and marketing costs decreased by 14%, or $0.08 million to $0.49 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, due to a decrease in advertising and reduced market demand for our products. Selling and marketing expenses, as a percentage of revenues, remained at approximately 4% during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

General and Administrative Expenses

General and administrative expenses increased by 9%, or $0.11 million to $1.26 million during the three months ended June 30, 2015, when compared to the three months ended June 30, 2014, primarily due to increased expenses at our newly formed Brazilian subsidiary, partially offset by lower U.S. compensation costs. General and administrative expenses, as a percentage of revenues, increased slightly to 10% during the three months ended June 30, 2015, compared to 9% during the three months ended June 30, 2014.

Foreign Joint Venture Equity

Net equity from foreign joint venture operations decreased by 81%, or $0.76 million to $0.18 million during the three months ended June 30, 2015, when compared to the three months ended June 30, 2014, due to completion of international projects and lower market demand in China.

Other Income (Expense)

Interest expense and other expenses increased by 114%, or $0.02 million to $0.05 million during the three months ended June 30, 2015, when compared to the three months ended June 30, 2014, primarily due to the new term note. Interest expense and other expenses, as a percentage of revenues, increased to 0.4% during the three months ended June 30, 2015 compared to 0.2% during the three months ended June 30, 2014.

The foreign transaction gain of $0.13 was due to an increase number of U.S. denominated contracts at our Brazilian subsidiary in the three months ended June 30, 2015 as compared to $0.00 in the three months ended June 30, 2014.

Income Tax Provision

The provision for (benefit from) income taxes for the three months ended June 30, 2015 was ($0.08) million which reflects the benefit from taxes on our earnings from our foreign joint ventures. The provision for (benefit from) income taxes is calculated using a tax rate of 34%.

Income from continuing operations

In the three months ended June 30, 2015, we recorded net income from continuing operations of $0.55 million, or earnings per diluted weighted average share of $0.06, compared to $1.06 million, or $0.11 per diluted weighted average share, in the three months ended June 30, 2014. See Note 2. Earnings per Common Share.

Income from discontinued operations

There were no operating results for AAT in the three months ended June 30, 2015 due to the sale of the business in August, 2014. The segment reporting of AAT reflects a $2.38 million loss, which included impairment of $2.30 million, for the three months ended June 30, 2014.

Backlog

The order backlog at June 30, 2015 and March 31, 2015 was $16.51 million and $20.34 million, respectively using the same calculation methodology.  This change represents a $3.83 million drop for the three month period.  The current period drop is primarily attributable to project completions and a decrease in demand in the industries we serve.

Six Months Ended June 30, 2015 as Compared with the Six Months Ended June 30, 2014

Revenue and Gross Profit

Revenues decreased 6%, or $1.67 million, to $27.61 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, due to reduced activity in the oil and gas sector as a result of lower energy prices and the resulting impact on demand for our products and services. The declines were partially offset by $1.6 million in revenue from our Brazilian subsidiary that was established in mid-2014.

Gross profit decreased 3%, or $0.14 million, to $4.33 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.  However, gross profit as a percentage of revenues increased to 16% in the period ended June 30, 2015, compared to 15% in the six months ended June 30, 2014, primarily due to gross profit from our Brazilian subsidiary of $0.39 million.

Research and development costs

Research and development costs were unchanged from 2014, and primarily reflect the ongoing development of our arc-resistant products, for the six months ended June 30, 2015 and June 30, 2014, respectively.

Selling and Marketing Expenses

Selling and marketing costs decreased by 11%, or $0.14 million to $1.10 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, due to a decrease in advertising activity. Selling and marketing expenses, as a percentage of revenues, remained at approximately 4% for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

General and Administrative Expenses

General and administrative expenses increased by 7%, or $0.17 million to $2.52 million for the six months ended June 30, 2015, when compared to the six months ended June 30, 2014 primarily due to increased expenses at our newly formed Brazilian subsidiary, partially offset by lower U.S. compensation costs. General and administrative expenses, as a percentage of revenues, increased slightly to 9% for the six months ended June 30, 2015, compared to 8% for the six months ended June 30, 2014.

Foreign Joint Venture Equity

Net equity from foreign joint venture operations decreased by 85%, or $1.10 million to $0.19 million for the six months ended June 30, 2015 after joint venture expenses, when compared to the six months ended June 30, 2014, due to completion of international projects and lower demand in China.

Other Income (Expense)

Interest expense and other expenses increased by 94%, or $0.03 million to $0.06 million for the six months ended June 30, 2015, when compared to the six months ended June 30, 2014, primarily due to new term note. Interest expense and other expenses, as a percentage of revenues, increased to 0.23% for the six months ended June 30, 2015, compared to 0.11% for the six months ended June 30, 2014.

The foreign transaction gain of $0.13 was due to an increase number of U.S. denominated contracts at our Brazilian subsidiary in the six months ended June 30, 2015 as compared to $0.00 in the six months ended June 30, 2014.

Income Tax Provision

The provision for (benefit from) income taxes for the six months ended June 30, 2015 was ($0.08) million which reflects the benefit from taxes on our earning from our foreign joint ventures. The provision for (benefit from) income taxes is calculated using a tax rate of 34%.

Income from continuing operations

For the six months ended June 30, 2015, we recorded net income from continuing operations of $0.82 million, or earnings per diluted weighted average share of $0.08, compared to $1.91 million, or $0.20 per diluted weighted average share, for the six months ended June 30, 2014.

Income from discontinued operations

There were no operating results for AAT for the six months ended June 30, 2015, due to sale of the business in August 14, 2014. The segment reporting of AAT reflects a $2.65 million operating loss, which included impairment of $2.30 million, for the six months ended June 30, 2014.

Backlog

The order backlog at June 30, 2015 and June 30, 2014 was $16.51 million and $15.31 million, respectively using the same calculation methodology. This change represents a $1.20 million increase for the six month periods ending June 30, 2015 and 2014, respectively.  The increase is primarily attributable to our Brazilian subsidiary with a backlog of $0.69 and an increase in change orders executed near the end of the quarter.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2015	December 31, 2014
	(in thousands except percentages and ratios)
Working capital	$12,301	$11,348
Current ratio	2.2 to 1	2.1 to 1
Debt as a percent of total capitalization	12%	13%

Notes Payable

At June 30, 2015 and December 31, 2014 the Company had total borrowings of $5.41 million and $4.00 million, respectively.

New Financings

In March 2015, the Company and JPMorgan Chase N.A. executed the Third Amendment to Credit Agreement, Amendment to Revolving Credit Note and Limited Waiver. The amendment established a new revolving credit line with a maturity date of December 31, 2015. It provides an amount of not less than $1.50 million and up to the lesser of the borrowing base or the Commitment of $4.00 million with interest payable monthly at the adjusted LIBOR Rate plus a margin of 3.25% (3.44% at June 30, 2015). At June 30, 2015, the current balance of the revolving credit facility is $1.50 million which represents our current borrowing base availability.

The $4.00 million outstanding under the old Revolving Credit was repaid from the new Term Loan for $4.00 million upon the effective date of the Third Amendment. The new Term Loan is secured by a mortgage on the Beaumont, Texas facility. The Term Loan accrues interest at the adjusted LIBOR Rate plus a margin of 3.50% (3.69% at June 30, 2015). The maturity date of the term loan is March 31, 2020. The loan requires payment of principal on the last day of each calendar quarter of $0.07 million over the remaining life of the loan with a balloon payment of $2.71 million upon maturity.

Additionally, trade accounts receivable, equipment, inventories, and work-in-process, and investments in foreign subsidiaries secure the financings and the Company’s U.S. subsidiaries are guarantors of the borrowings under the new revolving credit facility.  The Company is currently in compliance with all debt covenants.

Operating Activities

During the six months ended June 30, 2015, the Company provided cash of $2.71 million from continuing operations as compared to providing $0.48 million for the same period in 2014. This was primarily due to a decrease in net working capital requirements, specifically receivables in the period ended June 30, 2015 compared to the same period in 2014.

Investing Activities

During the six months ended June 30, 2015, the Company provided cash of $0.72 million from investing activities compared to using $1.04 million for the comparable period in 2014. The increase in cash provided in 2015 is mainly attributable to the completion of the manufacturing facility expansion at Beaumont in 2014, partially offset by higher dividends received from our joint venture companies in the same period.

Financing Activities

During the six months ended June 30, 2015, the Company provided cash from financing activities of $1.27 million compared to using $0.30 million in the comparable period in 2014 due to a net increase in borrowings of $1.50 million.

The Company believes its existing cash, working capital and credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months. The Company continues to review growth opportunities and depending on the business needs may raise cash in the form of debt, equity, or a combination of both.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The markets in which we participate are capital intensive and cyclical in nature. The volatility in customer demand is greatly driven by the change in the price of oil and gas. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Coordination of project start dates is matched to the customer requirements and projects may take a number of months to complete; schedules also may change during the course of any particular project.

Interest Rate Risk

Our interest rate sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through December 31, 2015. The term loan effective in March 2015 has a similar interest rate exposure and is due with quarterly payments of $0.07 million plus interest at each quarter end after March 31, 2015. The outstanding balance is due March 2020. At June 30, 2015 the Company had $5.41 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have had an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (0.19% at June 30, 2015) plus 3.50% per year. The loan agreements are collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

The Company operates a subsidiary in Brazil and maintains equity method investments in its Singapore and Chinese joint ventures, MIEFE and BOMAY respectively. The functional currencies of the joint ventures and the Brazil subsidiary are the Singapore Dollar, the Chinese Yuan and Brazilian Real, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in our condensed consolidated balance sheets. In the current six months, this item decreased from $0.85 million at December 31, 2014 to $0.76 million at June 30, 2015 due principally to the strength of the United States Dollar against the Brazilian Real.

Other than the aforementioned items, we do not believe we are exposed to significant foreign currency exchange risk because most of our net sales and purchases are denominated in United States Dollars.

Commodity Price Risk

We are subject to commodity price risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We endeavor to recoup these price increases from our customers on an individual contract basis to avoid operating margin erosion. Although historically we have not entered into any contracts to hedge commodity risk, we may do so in the future. Commodity price changes can have a material impact on our prospective earnings and cash flows. Copper, steel and aluminum represents a significant element of our material cost. Significant increases in the prices of these materials could reduce our estimated operating margins if we are unable to recover such increases from our customers.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2015.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended June 30, 2015 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Date: August 13, 2015

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Senior Vice President and Chief Financial Officer (Principal Financial Officer)