Form 10-Q
period 2015-09-30
American Electric Technologies Inc
filed 2015-11-16
CIK 1043186

.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

As of November 11, 2015 the registrant had 8,254,001 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended September 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2015	December 31,
	(unaudited)	2014
Assets
Current assets:
Cash and cash equivalents	$9,168	$3,550
Accounts receivable-trade, net of allowance of $204 and $315 at September 30, 2015 and December 31, 2014	8,017	11,877
Inventories, net of allowance of $120 and $73 at September 30, 2015 and December 31, 2014	1,470	2,769
Cost and estimated earnings in excess of billings on uncompleted contracts	2,846	2,989
Prepaid expenses and other current assets	286	750
Total current assets	21,787	21,935
Property, plant and equipment, net	8,135	8,373
Advances to and investments in foreign joint ventures	11,191	12,054
Intangibles	218	236
Other assets	311	6
Long-term assets held for sale	650	650
Total assets	$42,292	$43,254
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,695	$6,447
Accrued payroll and benefits	877	1,145
Other accrued expenses	888	640
Billings in excess of costs and estimated earnings on uncompleted contracts	1,014	1,983
Revolving line of credit	1,500	-
Current portion of long-term note payable	267	222
Other current liabilities	95	150
Total current liabilities	9,336	10,587
Long-term note payable	3,578	3,778
Deferred compensation	301	290
Deferred income taxes	2,879	3,046
Total liabilities	16,094	17,701
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $683 at September 30, 2015 and $719 at December 31, 2014; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014	4,317	4,281
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,252,563 and 8,185,323 shares issued and outstanding at September 30, 2015 and December 31, 2014	8	8
Treasury stock, at cost 131,928 shares at September 30, 2015 and 111,640 shares at December 31, 2014	(792)	(722)
Additional paid-in capital	11,743	11,418
Accumulated other comprehensive income	441	851
Retained earnings; including accumulated statutory reserves in equity method investments of $2,605 and $2,100 at September 30, 2015 and December 31, 2014	10,481	9,717
Total stockholders’ equity	21,881	21,272
Total liabilities, convertible preferred stock and stockholders’ equity	$42,292	$43,254

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$13,780	$14,283	$41,393	$43,561
Cost of sales	11,219	13,788	34,505	38,603
Gross profit	2,561	495	6,888	4,958

Operating expenses:
Research and development	276	425	504	651
Selling and marketing	546	617	1,642	1,850
General and administrative	1,523	1,640	4,046	3,995
Total operating expenses	2,345	2,682	6,192	6,496

Income (loss) from consolidated continuing operations	216	(2,187)	696	(1,538)

Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	225	350	625	1,934
Foreign joint ventures’ operations related expenses	(103)	(122)	(310)	(412)
Net equity income from foreign joint ventures’ operations	122	228	315	1,522

Income (loss) from consolidated continuing operations and net equity income from foreign joint ventures’ operations	338	(1,959)	1,011	(16)

Other income (expense):
Interest expense and other, net	(93)	(23)	(157)	(56)
Foreign transaction gain (loss)	(134)	-	-	-
Continuing operations income (loss) before income taxes	111	(1,982)	854	(72)

Provision for (benefit from) income taxes on continuing operations	(93)	-	(171)	-
Net income (loss) from continuing operations	204	(1,982)	1,025	(72)
Discontinued operations income (loss)	-	(21)	-	(2,673)

Provision for income taxes on discontinued operations	-	-	-	-
Net income (loss) from discontinued operations	-	(21)	-	(2,673)

Net income (loss) before dividends on redeemable convertible preferred stock	204	(2,003)	1,025	(2,745)
Dividends on redeemable convertible preferred stock	(87)	(86)	(261)	(258)
Net income (loss) attributable to common stockholders	$117	$(2,089)	$764	$(3,003)
Earnings (loss) from continuing operations per common share:
Basic	$0.01	$(0.25)	$0.09	$(0.04)
Diluted	$0.01	$(0.25)	$0.08	$(0.04)
Weighted - average number of continuing operations shares outstanding:
Basic	8,252,396	8,180,970	8,236,212	8,137,133
Diluted	8,252,396	8,180,970	9,277,929	8,137,133
Loss per common share from discontinued operations:
Basic and diluted	$-	$(0.01)	$-	$(0.33)
Total earnings (loss) per common share:
Basic	$0.01	$(0.26)	$0.09	$(0.37)
Diluted	$0.01	$(0.26)	$0.08	$(0.37)
Weighted - average number of common shares outstanding:
Basic	8,252,396	8,180,970	8,236,212	8,137,133
Diluted	8,252,396	8,180,970	9,277,929	8,137,133

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	For the Three Months Ended September 30,
	2015	2014
Net income (loss) before dividends on redeemable convertible preferred stock	$204	$(2,003)
Other comprehensive income:
Foreign currency translation gain (loss), net of deferred income taxes of $117 and ($1) for the three months ended September 30, 2015 and 2014	(315)	(31)
Total comprehensive income (loss)	$(111)	$(2,034)

	For the Nine Months Ended September 30,
	2015	2014
Net income (loss) before dividends on redeemable convertible preferred stock	$1,025	$(2,745)
Other comprehensive income:
Foreign currency translation gain (loss), net of deferred income taxes of $166 and ($1) for the nine months ended September 30, 2015 and 2014	(410)	(32)
Total comprehensive income (loss)	$615	$(2,777)

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss) from continuing operations	$1,025	$(72)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	(171)	-
Equity income from foreign joint ventures’ operations	(625)	(1,934)
Depreciation and amortization	673	457
Stock based compensation	302	601
Provision for bad debt	(55)	-
Allowance for obsolete inventory	47	25
(Gain)/Loss on sale of property and equipment	84	-
Deferred compensation costs	12	59
Change in operating assets and liabilities:
Accounts receivable	3,915	(604)
Income taxes payable	-	(108)
Inventories	1,252	(623)
Costs and estimated earnings in excess of billings on uncompleted contracts	142	352
Prepaid expenses and other current assets	707	88
Accounts payable and accrued liabilities	(1,752)	2,174
Billings in excess of costs and estimated earnings on uncompleted contracts	(969)	(486)
Other current liabilities	(393)	-
Foreign currency translation adjustment	(410)	-
Net cash provided by (used in) operating activities	3,784	(71)
Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(559)	(4,715)
Proceeds from foreign joint ventures’ operations dividends	1,170	2,522
Net cash provided by (used in) from investing activities	611	(2,193)
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	22	113
Treasury stocks purchase	(70)	(466)
Preferred stock cash dividend	(75)	(225)
Proceeds from long-term notes payable	4,000	-
Advances from revolving credit facility (repayments)	(2,500)	-
Payments on long-term notes payable	(154)	-
Net cash provided by (used in) financing activities	1,223	(578)
Net increase (decrease) in cash and cash equivalents from continuing operations	5,618	(2,842)
Advances from (to) discontinued operations	-	1,078
Net increase (decrease) in cash and cash equivalents	5,618	(1,764)
Cash and cash equivalents, beginning of period	3,550	4,148
Cash and cash equivalents, end of period	9,168	2,384

Non-cash investing and financing activities:
Non-cash dividends on convertible preferred shares	$150	$-

Supplemental disclosures of cash flow information:
Interest paid	$137	$36
Income taxes paid	$-	$102

The accompanying notes are an integral part of the condensed consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Electric Technologies, Inc. and its wholly-owned subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”)  have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2015 and December 31, 2014 and results of operations for the three and nine months ended September 30, 2015 and 2014. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed on March 30, 2015. Because of the sale of the American Access Technologies, Inc. (“AAT”) segment’s operations which was completed on August 14, 2014, its remaining real estate is presented as “held for sale” and its operations are reported as discontinued operations. See Footnote 12. All dollar amounts disclosed in the footnotes are stated in thousands.

2. Earnings per Common Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the number of shares of common stock outstanding for the three and nine months ended September 30, 2015 and 2014.

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

For the three months ended September 30, 2015 and 2014, common stock equivalents from convertible instruments, stock options and other stock units have been excluded from the calculation of weighted average diluted shares because all such instruments were anti-dilutive. For the nine months ended September 30, 2014, common stock equivalents from convertible instruments, stock options and other stock units have been excluded from the calculation of weighted average diluted shares because all such instruments were anti-dilutive.

The following tables set forth the computation of basic and diluted common shares.

Continuing Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average basic shares	8,252,396	8,180,970	8,236,212	8,137,133
Dilutive effect of preferred stock, warrants, stock options and restricted stock units *	-	-	1,041,717	-
Total weighted average diluted shares	8,252,396	8,180,970	9,277,929	8,137,133

With Discontinued Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average basic shares	8,252,396	8,180,970	8,236,212	8,137,133
Dilutive effect of preferred stock, warrants, stock options and restricted stock units *	-	-	1,041,717	-
Total weighted average diluted shares	8,252,396	8,180,970	9,277,929	8,137,133

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard was originally effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB announced in ASU No. 2015-14 that public companies will apply the new standard effective for annual reporting periods after December 15, 2017. We are currently evaluating the future impact of our pending adoption of ASU No. 2014-09 on our consolidated financial statements and have not yet determined the method with which we will adopt the standard in 2018.

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

In July 2015, the FASB issued ASU No. 2015-11 Inventory (Topic 330); Simplifying the Measurement of Inventory, which is intended to converge US GAAP on this topic with IFRS. ASU No. 2015-11 focuses on the premeasurement of inventory measured using any method other than LIFO, (for example, average cost) shall be measured at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other causes. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Management is currently evaluating the future impact of ASU No. 2015-11 on the Company’s consolidated financial position, results of operations and disclosures.

In September 2015, the FASB issued ASU No. 2015-16 Business Combinations (Topic 805); Simplifying the Accounting for Measurement-Period Adjustments, ASU No. 2015-16 requires all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. ASU No. 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Management is currently evaluating the future impact of ASU No. 2015-16 on the Company’s consolidated financial position, results of operations and disclosures.

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

●	M&I Electric Far East, Ltd. ("MIEFE”), in which the Company holds a 41% interest, MIEFE’s general manager holds an 8% interest and, Sonepar of France holds a 51% interest.

Effective April 30, 2014 the Company withdrew from the AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA. (“AAG”) joint venture in exchange for a note from AAG of $0.64 million, receivable in 12 equal payments. The Company has received ten payments totaling $0.41 million through September 30, 2015. The outstanding balance of the note receivable at September 30, 2015 was $0.09 million, adjusted for foreign currency translation adjustments. The note was originally written as 0% subordinated note, with a maturity date of April 30, 2015, we have imputed interest at 5%. We have determined that collection of the remaining balance of the note is uncertain and, therefore, have fully reserved the remaining balance of the note.

Sales to joint ventures, made on an arm’s length basis, totaled $0.03   for both the three months ended September 30, 2015 and 2014. Sales to joint ventures totaled $0.19 million and $0.05 million for the nine months ended September 30, 2015 and 2014.

Summary (unaudited) financial information of our foreign joint ventures in U.S. dollars was as follows at September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	BOMAY		MIEFE		AAG*
	2015	2014	2015	2014	2015	2014
Assets:
Total current assets	$74,153	$77,812	$2,536	$3,488	$-	$-
Total non-current assets	4,290	4,710	79	108	-	-
Total assets	$78,443	$82,522	$2,615	$3,596	$-	$-
Liabilities and equity:
Total liabilities	$50,652	$53,277	$1,879	$2,128	$-	$-
Total joint ventures’ equity	27,791	29,245	736	1,468	-	-
Total liabilities and equity	$78,443	$82,522	$2,615	$3,596	$-	$-

	Three Months Ended September 30,
	BOMAY		MIEFE		AAG*
	2015	2014	2015	2014	2015	2014

Revenue	$13,533	$9,995	$1,282	$1,359	$-	$-
Gross Profit	$1,996	$2,353	$214	$567	$-	$-
Earnings	$755	$712	$(187)	$158	$-	$-

	Nine Months Ended September 30,
	BOMAY		MIEFE		AAG*
	2015	2014	2015	2014	2015	2014

Revenue	$35,761	$67,209	$4,717	$4,571	$-	$1,078
Gross Profit	$5,830	$9,812	$901	$1,686	$-	$154
Earnings	$1,894	$4,483	$(324)	$339	$-	$4

*As of April 30, 2014, the Company withdrew from the AAG joint venture. Tables above include the operations of AAG for the period January 1, 2014 through April 29, 2014

The following is a summary of activity in investments in foreign joint ventures for the nine months ended September 30, 2015 (unaudited):

	September 30, 2015
	BOMAY**	MIEFE	TOTAL
	(in thousands)
Investments in foreign joint ventures:
Balance at December 31, 2014	$11,548	$506	$12,054
Equity in earnings (loss) in 2015	758	(133)	$625
Dividend distributions in 2015	(1,033)	(137)	$(1,170)
Foreign currency translation adjustment	(385)	67	$(318)
Investments, end of period	$10,888	$303	$11,191

Components of investments in foreign joint ventures:
Investment in joint ventures	$2,033	$14	$2,047
Undistributed earnings	7,882	88	$7,970
Foreign currency translation	973	201	$1,174
Investments, end of period	$10,888	$303	$11,191
**

Accumulated statutory reserves of $2.61 million and $2.10 million in equity method investments at September 30, 2015 and December 31, 2014, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

6. Notes Payable

Revolving Credit Agreement

In March 2015, the Company and JPMorgan Chase N.A. executed the Third Amendment to Credit Agreement, Amendment to Revolving Credit Note and Limited Waiver. The amendment established the revolving credit line with a maturity date of December 31, 2015. It established an available amount of not less than $1.50 million and up to the lesser of the borrowing base or the Commitment of $4.00 million with interest payable monthly at the adjusted LIBOR Rate plus a margin of 3.25% (3.45% at September 30, 2015). The $4.00 million outstanding under the previous Revolving Credit was repaid from the new Term Loan, discussed below, upon the effective date of the Third Amendment. At September 30, 2015, the current balance of the revolving credit facility is $1.50 million which represents our current borrowing base availability.

Trade accounts receivable, equipment, inventories, and work-in-process, and investments in foreign subsidiaries secure the financings and the Company’s U.S. subsidiaries are guarantors of the borrowings under the new revolving credit facility.

We are discussing, with our bank, an extension of the current Revolving Credit Agreement. In the absence of receiving an extension, we believe the Company has sufficient working capital to pay-off the presently outstanding amount of the Revolving Credit Agreement.

Term Note

The third amendment to the Revolving Credit Agreement, discussed above, established the Term Note maturity date as March 31, 2020. The Term Note’s initial note payable amount of $4.00 million was used to repay the outstanding balance of the old credit facility. The new Term Loan is secured by a mortgage on the Beaumont, Texas facility. The Term Loan accrues interest at the adjusted LIBOR Rate plus a margin of 3.50% (3.70% at September 30, 2015).

The loan requires payment of principal on the last day of each calendar quarter of $0.07 million over the remaining life of the loan with a balloon payment of $2.71 million upon maturity.

The Company had a term note payable of $3.85 million at September 30, 2015 and $0.00 million at December 31, 2014, which includes $0.27 million at September 30, 2015, due within one year.

The Company is currently in compliance with all debt covenants.

7. Inventories

Inventories consisted of the following at September 30, 2015 (unaudited) and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$867	$940
Work-in-process	723	1,902
	1,590	2,842
Less: allowance	(120)	(73)
Total inventories	$1,470	$2,769

8. Income Taxes

The tax benefit for the three and nine months ended September 30, 2015 reflect a 34% U.S. tax rate related to the equity in earnings from foreign joint ventures’ operations, net of dividends received for an effective rate of 40% and 31%, respectively. The tax provision for the three months and nine months ending September 30, 2014 reflects a 34% U.S. tax rate related to the equity in foreign joint ventures’ operations, net of dividends received for an effective rate of 0%.

9. Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of September 30, 2015 and December 31, 2014 because of the relatively short maturity of these instruments.

The carrying amount of our long-term note payable approximates the fair value as the interest rate on the note is based on a market rate.

10. Redeemable Convertible Preferred Stock

In conjunction with the issuance of the Redeemable Convertible Preferred Stock, Series A in May 2012, warrants were issued for common stock.

The initial value allocated to the warrants was recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the warrants is accreted to retained earnings through the scheduled redemption date of the redeemable Series A Convertible Preferred Stock. Discount accretion for the nine months ended September 30, 2015 and 2014 totaled $0.04 million and $0.03 million. Discount accretion for the three months ended September 30, 2015 and 2014 totaled $0.01 million and $0.01 million, respectively.

The Series A Preferred Stock accrues cumulative dividends at a rate of 6% per annum payable quarterly in cash or with our Common Stock, at the option of the Company, based on the then current liquidation value of the Preferred Stock which is currently $5.00 per share. Quarterly dividends not paid in cash or Common Stock accumulate without interest and must be fully paid before any dividend or other distribution can be paid on or declared and set apart for the Common Stock or conversion of the Preferred Stock to Common Stock. The Company deferred the dividend payment on the Preferred Stock due on June 20, 2015.  As of September 30, 2015, the Company has accrued a total of $0.15 million representing the deferred dividend payment for the second and third quarter of 2015, which is included in other accrued expense for financial statement purposes.

11. Leases

The Company leases corporate office space and equipment (principally trucks and forklifts) under operating lease agreements that expire at various dates through 2020. Rental expense relating to operating leases and other short-term leases for the nine months ended September 30, 2015 and 2014 amounted to approximately $0.43 million and $0.44 million, respectively.

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

The following tables summarize the AAT assets and liabilities held for sale, the operating results for AAT and its impairment charge, and AAT’s summary cash flow components:

American Access Technologies, Inc.

Assets and Liabilities held for Sale

(in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
Current assets held for sale	$-	$-
Long term assets held for sale*	-	650
Total assets held for sale	$-	$650
Current liabilities held for sale	-	-
Total liabilities held for sale	-	-
Net assets and liabilities held for sale	$-	$650

*During the third quarter 2015 the Long term asset held for sale was transferred to the Condensed Consolidated Balance Sheet

American Access Technologies, Inc.

Condensed Statements of Operations

Unaudited

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Operating income (loss) from discontinued operations	$-	$(21)	$-	$(373)
Provision for income taxes	-	-	-	-
Valuation provision ("impairment") on assets for sale	-	-	-	(2,300)
Net loss after tax	$-	$(21)	$-	$(2,673)

American Access Technologies, Inc.

Condensed Statements of Cash Flow Components

Unaudited

(in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Net cash (used in) operating activities	$-	$(1,691)
Net cash provided by (used in) investing activities*	-	2,769
Net cash (used in) financing activities	-	-
Advances (to) from parent		(1,078)
Net increase (decrease) in cash and cash equivalents	$-	$-

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

We are uniquely positioned to be the “turn-key” supplier for power delivery projects for our customers, where we are able to offer custom-designed power distribution and power conversion systems, power distribution centers (PDC), power services, and electrical and instrumentation construction, all from one company.

The principal markets that we serve include:

•	Oil & gas – the Company provides “turn-key” power delivery solutions for the upstream, midstream and downstream oil and natural gas sectors.
•

The upstream sector relates to the exploration and production of oil and natural gas. The Company serves customers in the land drilling, offshore drilling, land-based production, and offshore production segments of the market.

•

Midstream, which is primarily related to oil & gas transportation, including oil & gas pipelines and compression and pumping stations. The Company also has a strong customer base in natural gas fractionation (separation), cryo, natural gas to liquids, and other natural gas related-infrastructure.

•	Downstream, which includes oil refining and petrochemical plants, as well as Liquefied Natural Gas (LNG) plants, export facilities, and storage facilities.
•	Power generation and distribution– the Company provides “turn-key” power delivery solutions for the power generation and distribution sectors.
•	Distributed power generation includes on-site power generation, co-generation and independent power production customers.
•	Renewable power generation includes biomass power generation, geothermal power generation and other renewable energy related businesses.
•	Power distribution includes utility distribution markets such as substations.
•	Marine and industrial
•	Marine includes vessels such as platform supply vessels (PSV), offshore supply vessels (OSV), tankers and other various work boats, typically up to 300 ft. in length.
•	Industrial includes non-oil & gas industrial markets such as steel, paper, heavy commercial, and other non-oil & gas applications.

Foreign Joint Ventures

A key component of our Company’s strategy is our international focus. We have three primary models for conducting our international business. First, the Company uses a network of 3rd party representatives and local agents to sell our products in certain geographic markets. Many of those international partners also provide local service and support for our products in those overseas markets.

Second, where local market conditions dictate, we have expanded internationally by forming joint venture operations with local partners in key markets such as China and Singapore, where we can partner with the key local players in the market, or there are local content requirements or a competitive advantage to using local manufacturing.

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

Finally, in Brazil, we have exited our joint venture and in 2014 formed a wholly-owned subsidiary M&I Electric Brazil with offices in Rio de Janeiro and Macaé Brazil to serve this market.

Business Outlook

The Company participates in the oil & gas, power generation and distribution and marine and industrial markets globally. Beginning in December 2014, the global energy market experienced a significant decline in prices. This oil price decline has had a significant impact on new builds for the land and offshore drilling market in North America and globally. There are areas of opportunity for the Company for new land drilling rigs internationally in geographies such as the Middle East, Mexico, South America and more.  In addition, the Company has seen increased opportunities in the servicing of existing rig assets to owners and operators can reduce costs and keep capital spending low during this market downturn.

The Company has started to also see an impact on other parts of the oil & gas market including sporadic order flow from the natural gas infrastructure projects in the midstream market for both pipelines and for gas processing projects. This has not impacted the Company’s revenues for the year but has impacted backlog.

The refining and petrochemical, industrial, and power generation and distribution sectors of our business appear to show continued strength.

As part of the capital spending delays from our customers and the cancellation of several projects in the industry, the Company has experienced pricing pressures which could lead to limited margin erosion.

The Company has implemented several strategic initiatives to manage through this market environment. We have focused our improving operations to increase margins, assure adherence to tight project schedules, and to increase customer satisfaction.

We have focused our sales teams on the opportunities to provide services for the global drilling market and to aggressively pursue all international drilling opportunities.  We are also focused on expanding our presence in the North American midstream and downstream oil & gas, the power generation and distribution, and the industrial markets where we continue to see customer capital projects moving forward.

On November 11, 2015, we issued a press release announcing the hiring of Mark Haubert as Senior Vice President, Sales and Marketing for our flagship M&I Electric business. In this role, Mr. Haubert will have global responsibility for leading the Company’s strategic and tactical sales and marketing initiatives targeting the oil & gas, power generation and distribution, marine and industrial segments.

We are also working with our customers to manage through this tough period  by focusing on turn-key solutions, bringing to market new technologies such as IntelliSafe™ AR switchgear, and increasing our focus on services.

Finally, we are aggressively managing our costs and our cash. We have taken actions during the first nine months of 2015 to mitigate the downturn in the energy market on our business, and we will continue to evaluate our cost structure and make further adjustments as required. We have improved our working capital position through active management of our balance sheet to maximize our financial position and we will make further adjustments as required to adjust to market conditions.

Despite the challenges certain segments of our markets are experiencing, we still expect the demand for our products to increase over the long-term and believe we have positioned the Company well for market success in the future.

Products and Services

We have provided sophisticated custom-designed power distribution, power conversion, and automation and control systems for our customers since 1946. Our products are used to safely distribute and control the flow of electricity from the source of the power being generated (e.g. a diesel generator or the utility grid) to whatever mechanical device needs to use the power (drilling machinery, motors, other process equipment, etc.) at low and medium voltages.

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

The Company has recently announced its new IntelliSafe™ medium voltage Arc-resistant switchgear product line. Designed for the downstream sector, process industries and the power generation market, IntelliSafe is the safest arc-resistant product on the market, and meets key industry specifications and certifications.

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

Our Power Distribution Centers are a critical element of our turnkey solution set and are used to house our power distribution and power conversion products. Our PDCs can be manufactured over 100 ft. long and 40 ft. wide. The Company also manufactures VFD and SCR houses for land drilling and driller’s cabins for land and offshore deployment.

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

We offer a full range of electrical and instrumentation construction and installation services to our markets. These services include new construction as well as electrical and instrumentation turnarounds, maintenance and renovation projects. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems and high voltage cable. Much of this work is generated from the installation (“rig-up”) of our power delivery solutions into our packaged power control systems.

Locations

Our Company headquarters are in the Energy Corridor area in Houston, Texas. We have domestic facilities and sales offices in Texas and Mississippi. We have minority interests in foreign joint ventures which have facilities in Singapore and Xian, China. We began operating a new wholly-owned subsidiary in two locations (Macaé and Rio de Janiero) in Brazil to offer our services to the Brazil oil & gas, marine vessel, and industrial markets.

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

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and the financial condition of those specific customers. The Company also reviews historical experience with the customer, the general economic environment and the aging of receivables. The Company records an allowance to reduce receivables to the amount that is reasonably believed to be collectible. Based on this assessment, management believes the allowance for doubtful accounts is adequate.

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

OVERALL RESULTS OF CONTINUING OPERATIONS

The following table represents revenue and income (loss) from consolidated continuing operations and net equity income from foreign joint ventures’ operations, for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$13,780	$14,283	$41,393	$43,561
Cost of sales	11,219	13,788	34,505	38,603
Gross profit	2,561	495	6,888	4,958

Operating expenses:
Research and development	276	425	504	651
Selling and marketing	546	617	1,642	1,850
General and administrative	1,523	1,640	4,046	3,995
Total operating expenses	2,345	2,682	6,192	6,496

Income (loss) from consolidated continuing operations	216	(2,187)	696	(1,538)

Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations*	225	350	625	1,934
Foreign joint ventures’ operations related expenses	(103)	(122)	(310)	(412)
Net equity income from foreign joint ventures’ operations	122	228	315	1,522

Income (loss) from consolidated continuing operations and net equity income from foreign joint ventures’ operations	$338	$(1,959)	$1,011	$(16)

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

Non-U.S. GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with U.S. GAAP.

The table below shows the reconciliation of net income (loss) attributable to common stockholders to “EBITDA” for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

Continuing Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$117	$(2,089)	$764	$(3,003)
Add: Discontinued operations income (loss)	-	21	-	2,673
Depreciation and amortization	214	198	673	457
Interest expense and other, net	93	23	157	56
Provision for (benefit benefit) for income taxes	(93)	-	(171)	-
Dividend on redeemable preferred stock	87	86	261	258
EBITDA	$418	$(1,761)	$1,684	$441

Backlog

The order backlog at September 30, 2015 and June 30, 2015 was $8.84 million and $16.51 million, respectively using the same calculation methodology. The current period drop is primarily attributable to project cancellations and a delay in orders from the industries we serve.

Business Sectors Disclosures

Based on the importance of the oil and gas sector for our business, management captures our financial results in three major market sectors. These sectors are: Oil and Gas; Power Generation and Distribution; and Marine and Other Industrials as discussed in Continuing Operations starting on page 15. This information is supplemental and provided to allow investors to follow our future success at marketing to various customer groups. The same product mix is been sold within the various sectors.

For Continuing Operations

	For the Three Months Ended September 30, 2015 and 2014
	(in thousands)
2015	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$11,462	$689	$1,629	$13,780
Gross Profit	2,053	121	387	2,561
Gross Profit as % of Revenue	18%	18%	24%	19%

2014
Revenue	$9,186	$1,140	$3,957	$14,283
Gross Profit	305	(404)	594	495
Gross Profit as of % of Revenue	3%	-35%	15%	3%

	For the Nine Months Ended September 30, 2015 and 2014
	(in thousands)
2015	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$33,554	$3,389	$4,450	$41,393
Gross Profit	5,461	699	728	6,888
Gross Profit as % of Revenue	16%	21%	16%	17%

2014
Revenue	$32,494	$3,157	$7,910	$43,561
Gross Profit	3,955	(130)	1,133	4,958
Gross Profit as of % of Revenue	12%	-4%	14%	11%

Three Months Ended September 30, 2015 as Compared with the Three Months Ended September 30, 2014

Revenue and Gross Profit

Revenues decreased 4%, or $0.50 million, to $13.78 million in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to the decline in our power generation and marine and industrial sectors. The declines were partially offset by $0.80 million in revenue from our Brazilian subsidiary that was established in mid-2014.

Gross profit increased 417%, or $2.07 million, to $2.56 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Gross profit as a percentage of revenues increased to 19% in the three months ended September 30, 2015, compared to 3% in the three months ended September 30, 2014. The increase in profitability was primarily attributable to more effective project execution. During the three months ended September 30 2014, gross margins were adversely impacted by several project cost overruns and delays as the Company experienced capacity constraints for engineering and fabrication personnel as it introduced several new products and experienced a higher volume of large dollar power distribution center (“PDC”) projects.

Research and development costs

Research and development costs decreased by 35%, or $0.15 million to $0.28 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, as we focused our R&D efforts on IntelliSafe medium voltage arc resistant switchgear program and reduced other R&D efforts.

Selling and Marketing Expenses

Selling and marketing costs decreased by 12% or $0.07 million to $0.55 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, due to expense management for both advertising and marketing. Selling and marketing expenses, as a percentage of revenues, remained at approximately 4% during the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

General and Administrative Expenses

General and administrative expenses decreased by 7% or $0.12 million to $1.52 million during the three months ended September 30, 2015, when compared to the three months ended September 30, 2014, primarily due to lower operating costs at M&I and Brazil subsidiary. General and administrative expenses, as a percentage of revenues, remained at approximately 11% during the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

Foreign Joint Venture Equity

Net equity from foreign joint venture operations decreased by 46%, or $0.11 million to $0.12 million during the three months ended September 30, 2015, when compared to the three months ended September 30, 2014, the drop is primarily due to lower market demand in China and in Southeast Asia.

Other Income (Expense)

Interest expense and other expenses increased by 304% or $0.07 million to ($0.09) million during the three months ended September 30, 2015, when compared to the three months ended September 30, 2014, primarily due to the disposal of equipment. Interest expense and other expenses, as a percentage of revenues, increased to 0.67% during the three months ended September 30, 2015 compared to 0.16% during the three months ended September 30, 2014.

The foreign transaction loss of $0.13 million was due to a decrease in the number of U.S. denominated contracts at our Brazilian subsidiary in the three months ended September 30, 2015 as compared to $0.00 million in the three months ended September 30, 2014.

Income Tax Provision

The provision for (benefit from) income taxes for the three months ended September 30, 2015 was ($0.09) million which reflects the benefit from taxes on our earnings from our foreign joint ventures net of dividends received. The provision for (benefit from) income taxes is calculated using a tax rate of 34%.

Income from continuing operations

In the three months ended September 30, 2015, we recorded net income from continuing operations of $0.20 million, or $0.01 of basic share per common stock, compared to a loss of $1.98 million, or ($0.25) of basic share per common stock, in the three months ended September 30, 2014. See Note 2. Earnings per Common Share.

Income from discontinued operations

There were no operating results for AAT in the three months ended September 30, 2015 due to the sale of the business in August, 2014. The segment reporting of AAT reflects a $0.02 million loss.

Nine Months Ended September 30, 2015 as Compared with the Nine Months Ended September 30, 2014

Revenue and Gross Profit

Revenues decreased 5%, or $2.17 million, to $41.39 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, due to reduced activity in the oil and gas sector as a result of lower oil prices and the resulting impact on demand for our products and services. The declines were partially offset by $2.37 million in revenue from our Brazilian subsidiary that was established in mid-2014.

Gross profit increased 39%, or $1.93 million, to $6.89 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.  Gross profit as a percentage of revenues increased to 17% for the nine months ended September 30, 2015, compared to 11% for the nine months ended September 30, 2014, primarily due to productivity improvements and better project execution methodologies at our Beaumont plant.

Research and development costs

Research and development costs decreased by 23% or 0.15 million to 0.50 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as resources were consumed by customer projects and the pool of available resources decreased due to two reductions in force for the nine months ending September 30, 2015. Management plans to increase our research and development activity in 2016.

Selling and Marketing Expenses

Selling and marketing costs decreased by 11%, or $0.21 million to $1.64 million for the nine months ended September 30, 2015, compared to nine months ended September 30, 2014, due to a decrease in advertising and marketing activity. Selling and marketing expenses, as a percentage of revenues, remained at approximately 4% for the nine months ended September 30, 2015, compared to nine months ended September 30, 2014.

General and Administrative Expenses

General and administrative expenses increased by 1%, or $0.05 million to $4.05 million for the nine months ended September 30, 2015, when compared to the nine months ended September 30, 2014 primarily due to increased recruiting expenses and audit fees. General and administrative expenses, as a percentage of revenues, increased slightly to 10% for the nine months ended September 30, 2015, compared to 9% for the nine months ended September 30, 2014.

Foreign Joint Venture Equity

Net equity from foreign joint venture operations decreased by 79%, or $1.21 million to $0.32 million for the nine months ended September 30, 2015 after joint venture expenses, when compared to the nine months ended September 30, 2014, due to completion of international projects and lower demand in China.

Other Income (Expense)

Interest expense and other expenses increased by 180%, or $0.10 million to ($0.16) million for the nine months ended September 30, 2015, when compared to the nine months ended September 30, 2014, primarily due to interest associated with the new term note, and equipment disposal. Interest expense and other expenses, as a percentage of revenues, increased to 0.38% for the nine months ended September 30, 2015, compared to 0.13% for the nine months ended September 30, 2014.

Income Tax Provision

The provision for (benefit from) income taxes for the nine months ended September 30, 2015 was ($0.17) million which reflects the benefit from taxes on our earning from our foreign joint ventures net of dividends received. The provision for (benefit from) income taxes is calculated using a tax rate of 34%.

Income from continuing operations

For the nine months ended September 30, 2015, we recorded net income from continuing operations of $1.03 million, or earnings per diluted weighted average share of $0.08, compared to a loss of $0.07 million, or ($0.04) per diluted weighted average share, for the nine months ended September 30, 2014. See Note 2. Earnings per Common Share.

Income from discontinued operations

There were no operating results for AAT for the nine months ended September 30, 2015, due to sale of the business on August 14, 2014. The segment reporting of AAT reflects a $2.67 million operating loss, which included impairment of $2.30 million, for the nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2015	December 31, 2014
	(in thousands except percentages and ratios)
Working capital	$12,451	$11,348
Current ratio	2.3 to 1	2.1 to 1
Debt as a percent of total capitalization	12%	13%

Notes Payable

At September 30, 2015 and December 31, 2014 the Company had total borrowings of $5.35 million and $4.00 million, respectively.

The Company believes its existing cash, working capital and credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months. The Company continues to review growth opportunities and depending on the business needs may raise cash in the form of debt, equity, or a combination of both.

Operating Activities

During the nine months ended September 30, 2015, the Company provided cash of $3.78 million from continuing operations as compared to using $0.07 million for the same period in 2014. This was primarily due to a decrease in net working capital requirements, specifically receivables and inventories in the period ended September 30, 2015 compared to the same period in 2014.

Customer receivables. In line with industry practice, we primarily bill our customers for our services after the work has been performed and the cost incurred and are, therefore, subject to our customers delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures to pay our invoices. Our customers’ may experience a reduction in cash flow from operations and their access to their credit may be diminished. If our customers delay paying or fail to pay us a major amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Investing Activities

During the nine months ended September 30, 2015, the Company’s investing activities provided cash of $0.61 million compared to using $2.19 million for the comparable period in 2014. The increase in cash provided in 2015 is mainly attributable to the completion of the manufacturing facility expansion at Beaumont in 2014, partially offset by higher dividends received from our joint venture companies in the same period.

Financing Activities

During the nine months ended September 30, 2015, the Company’s financing activities provided cash of $1.22 million compared to using $0.58 million in the comparable period in 2014 due to a net increase in borrowings of $1.50 million.

New Financings. In March 2015, the Company and JPMorgan Chase N.A. executed the Third Amendment to Credit Agreement, Amendment to Revolving Credit Note and Limited Waiver. The amendment established a new revolving credit line with a maturity date of December 31, 2015. It provides an amount of not less than $1.50 million and up to the lesser of the borrowing base or the Commitment of $4.00 million with interest payable monthly at the adjusted LIBOR Rate plus a margin of 3.25% (3.45% at September 30, 2015).  At September 30, 2015, the current balance of the revolving credit facility is $1.50 million which represents our current borrowing base availability.

The $4.00 million outstanding under the old Revolving Credit was repaid from the new Term Loan for $4.00 million upon the effective date of the Third Amendment. The new Term Loan is secured by a mortgage on the Beaumont, Texas facility. The Term Loan accrues interest at the adjusted LIBOR Rate plus a margin of 3.50% (3.70% at September 30, 2015). The maturity date of the term loan is March 31, 2020. The loan requires payment of principal on the last day of each calendar quarter of $0.07 million over the remaining life of the loan with a balloon payment of $2.71 million upon maturity.

Additionally, trade accounts receivable, equipment, inventories, and work-in-process, and investments in foreign subsidiaries secure the financings and the Company’s U.S. subsidiaries are guarantors of the borrowings under the new revolving credit facility.  The Company is currently in compliance with all debt covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The markets in which we participate are capital intensive and cyclical in nature. The volatility in customer demand is greatly driven by the change in the price of oil and gas. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Coordination of project start dates is matched to the customer requirements and projects may take a number of months to complete; schedules also may change during the course of any particular project. For more information please see Item 2 of the Management Discussion and Analysis – Business Outlook.

Interest Rate Risk

Our interest rate sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through December 31, 2015. The term loan, effective in March 2015 has a similar interest rate exposure, with quarterly payments of $0.07 million plus interest at each quarter end after March 31, 2015. The outstanding balance is due March 2020. At September 30, 2015 the Company had $5.35 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (0.20% at September 30, 2015) plus 3.50% per year. The loan agreements are collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

The Company operates a subsidiary in Brazil and maintains equity method investments in its Singapore and Chinese joint ventures, MIEFE and BOMAY respectively. The functional currencies of the joint ventures and the Brazil subsidiary are the Brazilian Real Singapore Dollar and the Chinese Yuan, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in our condensed consolidated balance sheets. In the current nine months, this item decreased from $0.85 million at December 31, 2014 to $0.44 million at September 30, 2015 due principally to the strength of the United States Dollar against the Chinese Yuan and Brazilian Real.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the disclosure controls and procedures were effective as of September 30, 2015.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended September 30, 2015 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Index to Exhibits

Exhibit No.	Exhibit Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Accounting Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2015

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lynn Theisen
Lynn Theisen
Controller and Principal Accounting Officer (Principal Accounting Officer)