Form 10-K
period 2015-12-31
American Electric Technologies Inc
filed 2016-03-30
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $24,502,930 based on the closing sale price on June 30, 2015 as reported by the NASDAQ Stock Market.

The number of shares of common stock outstanding on March 17, 2016 was 8,275,559.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2016 Annual Meeting of Stockholders to be held May 11, 2016 (Proxy Statement)	Part III

FORWARD-LOOKING STATEMENTS

The Description of Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any current or historical fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•	future oil and gas commodity prices;
•	the effects of current and future worldwide economic conditions (particularly in developing countries) and demand for oil and natural gas and power system equipment and services;
•	future cash needs and future availability to fund our operations and pay our obligations;
•	the effects of current and future unrest in the Middle East, North Africa and other regions;
•	the effects of ongoing and future industry consolidation, including, in particular, the effects of consolidation and vertical integration in the power systems market;
•	future levels of our capital expenditures;
•	future government regulations, pertaining to the oil and gas industry;
•	expected net revenues, income from operations and net income;
•	expected gross margins for our services and products;
•	future energy industry fundamentals, including future demand for power system equipment and services;
•	future benefits to our customers to be derived from new services and products;
•	future benefits to be derived from our investments in technologies, joint ventures and acquired companies;
•	future growth rates for our services and products;
•	the degree and rate of future market acceptance of our new services and products;
•	expectations regarding end-users purchasing our more technologically-advanced services and products;
•	anticipated timing and success of commercialization and capabilities of services and products under development and related start-up costs associated with their development;
•	future opportunities for new products and projected research and development expenses;
•	expected continued compliance with our debt financial covenants;
•	expectations regarding realization of deferred tax assets; and
•	anticipated results with respect to certain estimates we make for financial accounting purposes.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of M&I Electric Industries, Inc., including its wholly-owned subsidiary, South Coast Electric Systems, LLC, M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”), and American Access Technologies, Inc. (“AAT”). The operations of the AAT segment were sold on August 15, 2014 except for its real estate which was subsequently sold on December 15, 2015. At December 31, 2014, the real estate is presented as long-term assets held-for-sale in the accompanying financial statements. Results of operations related to AAT are reported as discontinued operation in all periods presented.

The Company is a leading provider of power delivery solutions to the global energy industry.

The principal markets that we serve include:

•	Power generation and distribution– the Company provides “turn-key” power delivery solutions for the power generation and distribution market sectors.
•

The company works with turbine manufacturers, engine-generator manufacturers and dealers, Engineering, Procurement and Construction (“EPC”) firms, and high voltage service companies to provide electric power delivery products and solutions. Renewable power generation includes biomass power generation, geothermal power generation and other renewable energy related businesses.

•	The company designs, manufactures, commissions and maintains our equipment for implementation in base-load, peaking power, cogeneration, and substation transmission facilities worldwide.
•	Oil & gas – the Company provides “turn-key” power delivery solutions for the upstream, midstream and downstream oil and natural gas sectors.
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

•	Downstream, which includes oil refining and petrochemical plants, as well as Liquefied Natural Gas (LNG) plants, export facilities, and storage facilities.
•	Marine and Industrial
•

Marine applications includes blue water vessels such as platform supply vessels (PSV), offshore supply vessels (OSV), tankers and other various work boats, typically up to 300 ft. in length. The Company also provides solutions to brown water vessels such as barges and other river and inland water vessels.

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

Second, we sell through foreign sales agents that we have appointed in energy regions around the world. Many of these international partners also provide local service and support for our products in those overseas markets.

Finally, we have expanded our international footprint by forming our first wholly-owned foreign subsidiary to serve the Brazil electrical service market.

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

Our new IntelliSafe™ medium voltage Arc-resistant switchgear product line is designed for the downstream sector, process industries and the power generation market, IntelliSafe is built with the goal of being the safest arc-resistant product on the market, and meets key industry specifications and certifications.

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

Our Power Distribution Centers (“PDC”) are a critical element of our turnkey solution set and are used to house our power distribution and power conversion products. Our PDCs can be manufactured over 100 ft. long and 40 ft. wide. The Company also manufactures VFD and SCR houses for land drilling and driller’s cabins for land and offshore deployment.

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

Foreign Joint Ventures

We use foreign joint ventures to accommodate business in China and South East Asia. We believe our foreign joint ventures provide a prudent way to diversify and reduce the risk of international expansion, capitalize on the strengths and the relationships of our foreign joint venture partners with potential customers, and achieve competitive advantages. Our interests in foreign joint ventures are accounted for under the equity method of accounting. Sales made to the foreign joint ventures are made with terms and conditions similar to those of our other customers.

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

Brazil. During 2010, the Company entered into a joint venture agreement with Five Star Services, a Brazilian corporation, and formed AETI Alliance Group do Brazil Sistemas E Servicos Em Energia LTDA (“AAG”), a Brazilian Limited Liability Company, in which the Company held a 49% interest. AAG began operations mid-year 2010, and provided electrical products and services to the Brazilian energy industries. Effective April 30, 2014, the Company withdrew from this joint venture and formed M&I Brazil, a wholly-owned subsidiary.

The following is selected financial information of the Company’s investment in foreign joint ventures as of and for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	BOMAY	MIEFE	AAG	BOMAY	MIEFE	AAG
Investment as of end of year	$10,896	$208	$-	$11,548	$505	$-
Equity income (loss)*	973	(232)	-	2,054	138	2
Distributions received from joint ventures*	1,032	137	-	1,042	650	830
Foreign currency translation*	(593)	71	-	(73)	(120)	178
AETI sales to joint ventures	186	52	-	130	14	4
Accounts receivable due from joint ventures	-	52	-	32	2	1
*	Numbers are reflected in the investment balance as of end of year.

During 2015 and 2014, the Company recognized approximately $0.39 million and $0.52 million respectively, for employee joint venture related expenses which are included in Foreign Joint Ventures Operation’s Related Expenses in the accompanying consolidated statements of operations.

International Sales

During 2015, approximately 15% of the Company’s consolidated revenue was systems sold or shipped into international markets. Sales from the U.S are generally made in U.S. dollars and settled prior to shipment or are collateralized by irrevocable letters of credit. M&I Brazil’s sales are generally made in Brazilian Reals.

Marketing

We market our products and services in the United States through direct contact with potential customers by our internal sales organization consisting of 17 full-time sales and sales support employees. We also exhibit at a variety of industry trade shows each year. We have several sales agreements with agents and distributors in the United States and several foreign countries. M&I Brazil markets in Brazil and other South American countries.

Our business is generally obtained through a competitive bid process where the lowest bid from pre-qualified suppliers is awarded the project. Depending on the market segment, we either sell directly to the end user or owner, a shipyard or rig builder, or, sell to an Engineering, Procurement and Construction (“EPC”) firm representing the end project owner.

Manufacturing

Manufacturing processes at our various facilities include machining, fabrication, wiring, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of various parts and assemblies that we incorporate into our products. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We perform system design, assembly and testing in-house. The company significantly expanded our main manufacturing operation in Beaumont, Texas in 2014. The manufacturing operation in Beaumont, Texas is ISO 9001:2008 certified.

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

Competition

Our products and services are sold in highly competitive markets. We compete in all of our markets and regions with a number of companies, some of which have financial and other resources comparable to or greater than us. Due to the demanding operating conditions in the energy sector and the high costs associated with project delays and equipment failure, we believe customers in this industry prefer suppliers with a track record of proven, reliable performance in their specific energy related project type. We seek to build strong long-term relationships with our customers by providing high-quality, efficient and reliable products and services, developing new products and services and responding promptly to our customers’ needs.

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

The Company has multiple competitive advantages for our products:

-	Custom design
-	Turn-key solutions including in-house manufacturing of Power Distribution Centers (“PDC’s”).
-	Quick delivery time
-	Able to use best of breed components and mix and match subsystems from a variety of vendors versus an all one supplier solution
-	Ability to provide integrated solution by self-performing our Technical Products and Electrical &Instrumentation construction work.

We have identified our largest competitors, by product line as follows:

-	Power Distribution/Switchgear Systems—Powell Industries, Siemens, Eaton, GE, ABB and Volta.
-	Power Conversion/Drive Systems—Omron, National Oilwell Varco (NOV), ABB, and Siemens.

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

We generally include total expected net sales in backlog when a contract for a definitive amount of work is entered into. We generally expect our backlog to become net sales within a year from the signing of a contract. Backlog as of December 31, 2015 and 2014 totaled $19.0 million and $26.5 million, respectively.

Intellectual Property

We have a number of trademarks and trade names utilized with our products and services. While proprietary intellectual property is important to the Company, management believes the loss or expiration of any intellectual property right would not materially impact the Company. The company has recently filed for several patents relating to its new IntelliSafe™ medium voltage arc-resistant switchgear product line.

Environmental Laws

We are subject to various federal, state, and local laws enacted for the protection of the environment. We believe we are in compliance with such laws. Our compliance has, to date, had no material effect on our capital expenditures, earnings, or competitive position.

Research and Development Costs

Total expenditures for research and development were $0.77 million and $0.81 million for the fiscal years ended December 31, 2015 and 2014. We incurred research costs to develop new products for our energy-related markets including new power distribution, power conversion and automation and control products.

Employees

As of December 31, 2015, we had 235 employees. No employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our common stock and all of the other information in this 2015 Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Customers in the oil and gas industry account for a significant portion of our sales. Reduced expenditures by customers in this industry are likely to reduce demand for our products and services.

Customers related to the upstream, midstream and downstream oil and gas industry accounted for approximately 81% and 72% of our net sales in 2015 and 2014, respectively. The oil and gas industry is a cyclical commodity business, with product demand and prices based on numerous factors such as general economic conditions and local, regional and global events and conditions that affect supply, demand and profits. Demand for our products and services benefits from strong oil and gas markets. The recent decline in the price for oil has caused a decrease in demand for our products and services resulting in a decline in our net sales, profit margins and cash flows.

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

We currently generate, and expect to continue to generate, a significant portion of our net sales under fixed-price contracts. We must estimate the costs of completing a particular project to bid for such fixed-price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may result in actual costs and gross profits for a project differing from those we originally estimated and could result in reduced profitability and losses on projects. Depending upon the size of fixed-price contracts, variations from estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.

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

Our continued success is dependent on the continuity of several key management, operating and technical personnel. The loss of these key employees would have a negative impact on our future growth and profitability. We have entered into written employment agreements with our Chief Executive Officer; Chief Financial Officer; Chief Operating Officer; Senior Vice President of Sales and Marketing; and International Director, who is responsible for managing our BOMAY joint venture operations relationships and Brazil subsidiary.

Our results of operations and financial condition may be adversely impacted by economic uncertainty and global recession.

The consequences of a prolonged recession could include a lower level of economic activity and uncertainty regarding commodity and capital markets. The lack of a sustained economic recovery could have an adverse effect on our results of operations, cash flows or financial position.

Our indebtedness could adversely affect our liquidity, financial condition and our ability to fulfill our obligations and operate our business.

As of December 31, 2015, we had approximately $5.54 million of total outstanding indebtedness. Under our Loan Agreement, the lender has committed $4.00 million of revolving credit, subject to a borrowing base. As of December 31, 2015, we have $2.54 million of availability under the Loan Agreement based on our borrowing base of $3.58 million. The amount available will increase or decrease quarterly as our borrowing base changes. We may also incur additional indebtedness in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing below in this Form 10-K.

Higher levels of indebtedness could have negative consequences to us, including:

•	we may have difficulty satisfying our obligations with respect to our outstanding debt;
•	we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;
•

we may need to use all, or a substantial portion, of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities;

•	our vulnerability to general economic downturns and adverse industry conditions could increase;
•	our flexibility in planning for, or reacting to, changes in our business and in our industry in general could be limited;
•	our amount of debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt;
•	our customers may react adversely to our significant debt level and seek or develop alternative licensors or suppliers;
•

our failure to comply with the restrictive covenants in our debt instruments which, among other things, may limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

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

We manufacture products and operate plants in Mississippi, Texas and Brazil. Operations in the U.S. have been disrupted in the past due to hurricanes. Although we have not suffered any material losses as a result of these disruptions due to our insurance coverage and advance preparations, it is not possible to predict future similar events or their consequences, any of which could decrease demand for our products, make it difficult or impossible for us to deliver products, or disrupt our supply chain.

We generate a significant portion of our net sales from international operations and are subject to the risks of doing business outside of the United States.

Approximately 15% of our net sales in 2015 were generated from projects and business operations outside of the United States, primarily provided to the oil and gas drilling and marine industries in the following countries: Mexico, Canada, United Arab Emirates, Singapore, Indonesia and Brazil. This percentage was approximately 9% in 2014. The oil and gas industry operates in both remote and potentially politically unstable locations, and numerous risks and uncertainties affect our non-United States operations. These risks and uncertainties include changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as United States laws affecting activities of United States companies abroad, including tax laws and enforcement of contract and intellectual property rights. In addition, the costs of providing our services can be adversely and/or unexpectedly impacted by the remoteness of the locations and other logistical factors.

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

Joint Venture limited life risk

The joint venture, BOMAY was formed in 2006 in China. It was formed with a term of 12 years. The joint venture may be terminated earlier for valid business reasons including Force Majeure. In the event the joint venture is to be terminated either party may acquire the other parties’ interests and continue the operations of the joint venture. Additionally, the term of the joint venture may be extended upon agreement of all parties. In such case, the joint venture shall apply for the extension to the relevant Chinese authority six months before expiry of the venture. At this time, AETI has no indication that the joint venture will not be extended beyond 12 years.

Risk related to our Chinese Joint Venture

We maintain a significant investment in a joint venture with a Chinese energy company. We may encounter risks pertaining to a weakening Chinese economic environment. We may encounter unforeseen or unexpected operating, financial, political or cultural factors that could impact its business plans and the expected profitability from such investment. We will face risks if China loses normal trade relations with the United States and it may be adversely affected by the diplomatic and political relationships between the United States and China. As a result of the relatively weak Chinese legal system, in general, and the intellectual property regime, in particular, we may face additional risk with respect to the protection of our intellectual property in China. Changes in China’s political and economic policies could adversely affect our investment and business opportunities in China.

Risk from Restricted U.S. Government Access to Audit Documents in China

The audit of BOMAY for the fiscal years ended December 31, 2015 and 2014 was conducted in China by a Chinese audit firm not registered with the Public Company Accounting Oversight Board (“PCAOB”) under the direction of the Company’s independent auditor.  The Company’s independent auditor has directed additional procedures to comply with auditing standards prescribed by the PCAOB.

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

Joint Venture Centralized Government Risks

Since the centralized government of China controls most of the petroleum industry and related manufacturing through annual planning and budgets, the financial results realized by the Company’s joint venture, BOMAY, will reflect the government’s decisions on production levels for oil and gas equipment. The Company further understands that the value of BOMAY’s assets including inventory may not be fully realized if demand for these products is reduced significantly because of economic policy decisions or other organizational changes in the Chinese petroleum industry.

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

Foreign Currency Transaction Risk

The Company operates a subsidiary in Brazil and maintains equity method investments in its Singapore and Chinese joint ventures, MIEFE and BOMAY respectively. The functional currencies of the Brazilian subsidiary and the joint ventures are the Brazilian Real, Singapore Dollar and Chinese Yuan, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in our consolidated balance sheets. This item decreased from $0.85 million at December 31, 2014 to $0.31 million at December 31, 2015 due principally to the strength of the United States Dollar against the Chinese Yuan and Brazilian Real.

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

Interest Rate Risk

Our interest rate sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through December 29, 2017. The revolving promissory note, effective in December 2015, has a similar interest rate exposure, with semi-annual payments of $0.15 million. The outstanding balance is due December 2020. At December 31, 2015, the Company had $5.54 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (0.61% at December 31, 2015) plus 2.75% per year. The loan agreements are collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table describes the material facilities of AETI and its subsidiaries, including foreign joint ventures, as of December 31, 2015:

Location	General Description	Approximate Acres	Approximate Square Feet of Building	Owned/Leased
Houston, Texas	Company and M&I headquarters, engineering, administration, E&I services	0.1	13,000	Leased
Beaumont, Texas	Manufacturing, engineering, E&I services, administration and storage	9.0	118,000	Owned
Bay St. Louis, Mississippi	M&I manufacturing	3.0	11,700	Owned
Brazil - Macaé	M&I Brazil offices and shop services	1.0	10,764	Leased
Rio	M&I Brazil offices and shop services	0.1	6,458	Leased
Foreign joint ventures’ operations:
Xian, Shaanxi, China	BOMAY Electric Industries offices and manufacturing	4.1	100,000 80,000	Owned Leased
Singapore	M&I Electric Far East offices and manufacturing	0.3	15,000	Leased

ITEM 3.	LEGAL PROCEEDINGS.

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

The following table sets forth quotations for the high and low sales prices for the Company’s common stock, as reported by NASDAQ, for the periods indicated below:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	High	Low	High	Low
First Quarter	$6.12	$3.05	$11.21	$6.54
Second Quarter	6.24	3.97	7.15	5.67
Third Quarter	5.14	2.31	7.60	6.42
Fourth Quarter	3.51	1.85	7.60	5.00

As of March 17, 2016, there were 49 shareholders of record of our common stock.

The Company did not declare or pay cash dividends on common shares in either fiscal year 2015 or 2014. Dividends were paid on our Series A Convertible Preferred Stock. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operations of its business. Our amended bank loan agreement prohibits the payment of cash dividends on our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In conjunction with the issuance of common stock to employees upon conversion of vested restricted stock units under the 2007 Employee Stock Incentive Plan, between February 27, 2015 and March 13, 2015, the Company withheld 20,288 shares for employee withholding tax of $0.07 million in accordance with the provisions of the Plan. These shares are reflected as treasury stock at December 31, 2015.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about outstanding equity plans as of December 31, 2015. The 2007 Employee Stock Incentive Plan, as amended, has been approved to issue up to 1,700,000 shares of the Company’s common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding rights (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3) (a)
Equity compensation plans approved by security holders	315,847	$—	531,212
Equity compensation plans not approved by security holders	—	—	—
Total (c)	315,847	$—	531,212

(1) Includes shares of common stock issuable upon vesting of outstanding restricted stock units (RSUs).

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which convert to common stock on a one-to-one basis. No options were outstanding.
(3)	Consists of the shares available for future issuance under 2007 Employee Stock Incentive Plan for services by eligible employees, board members, independent contractors and consultants.
(a)	See Note 10 to the consolidated financial statements included in this 10-K for the year ended December 31, 2015 for further information.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial data for continuing operations for the periods presented. This data excludes the results of AAT, a discontinued operation. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report. The information set forth below is not necessarily indicative of results of future operations. Amounts are in thousands of dollars except share and per share data.

CONTINUING OPERATIONS

	2015	2014	2013	2012	2011*
Net sales	$49,083	$57,254	$59,239	$48,169	$44,407
Net income (loss) from continuing operations before dividends on redeemabe preferred stock	$(2,593)	$(4,727)	$5,263	$2,793	$(5,643)
Earnings (loss) from continuing operations per common share:
Basic	$(0.36)	$(0.29)	$0.62	$0.33	$(0.72)
Diluted	$(0.36)	$(0.29)	$0.56	$0.31	$(0.72)
Cash dividends declared per common share	$-	$-	$-	$-	$-
Shares used in computing earnings (loss) per common share:
Basic	8,241,585	8,182,034	7,990,690	7,901,225	7,813,587
Diluted	8,241,585	8,182,034	9,472,506	8,258,742	7,813,587
Cash and cash equivalents	$7,989	$3,550	$4,148	$4,477	$3,749
Total assets**	38,586	43,254	45,836	38,974	36,231
Long-term debt (including current maturities)	4,500	4,000	500	500	5,211
Total liabilities**	15,924	17,701	15,565	13,789	18,710
Redeemable preferred stock (net of discount)	4,329	4,281	4,236	4,194	0
Total stockholders’ equity	18,333	21,272	26,035	20,991	17,521

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

Overview

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of  M&I Electric Industries, Inc., its wholly-owned subsidiary, South Coast Electric Systems, LLC, M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”), and American Access Technologies, Inc. (“AAT”). The operations of the AAT segment were sold on August 15, 2014, except for its real estate, which was sold on December 15, 2015. As of December 31, 2014, the real estate was presented as long-term assets held for sale. The results of operations of AAT are reported as discontinued operations for all periods presented. In 2015, we reorganized the Company’s continuing operations under the Chief Operating Officer. As a result, the Company manages its continuing operations as a single segment and has removed the presentation of business segments. Our single segment reporting is equivalent to that presented on the condensed consolidated statements of operations.

The Company is a leading provider of power delivery solutions to the global energy industry.

The principal markets that we serve include:

•	Power generation and distribution– the Company provides “turn-key” power delivery solutions for the power generation and distribution market sectors.
•

The Company partners with turbine manufacturers, engine-generator manufacturers and dealers, EPC’s, and high voltage service companies to provide electric power delivery products and solutions. Renewable power generation includes biomass power generation, geothermal power generation and other renewable energy related businesses.

•	The Company designs, optimizes, manufactures, commissions, and maintains our equipment for implementation in base-load, peaking power, cogeneration, and substation transmission facilities worldwide.
•	Oil & gas – the Company provides “turn-key” power delivery solutions for the upstream, midstream and downstream oil and natural gas sectors.
•

Upstream relates to the exploration and production of oil and natural gas. The Company serves customers in the land drilling, offshore drilling, land-based production, and offshore production segments of the market.

•

Midstream, which is primarily related to oil & gas transportation, including oil & gas pipelines and compression and pumping stations. The Company has a strong customer base in natural gas fractionation (separation), cryo, natural gas to liquids, and other natural gas related-plants.

•	Downstream, which includes oil refining and petrochemical plants, as well as Liquefied Natural Gas (LNG) plants, export facilities, and storage facilities.
•	Marine and Industrial
•

Marine applications includes blue water vessels such as platform supply vessels (PSV), offshore supply vessels (OSV), tankers and other various work boats, typically up to 300 ft. in length. The Company also provides solutions to brown water vessels such as barges and other river and inland water vessels.

•	Industrial, including non-oil & gas industrial markets such as steel, paper, heavy commercial, and other non-oil & gas applications.

Business Sectors Disclosures

Our financial results are captured in three major market sectors. These sectors are: Oil and Gas; Power Generation and Distribution; and Marine and Other Industrial. The products we manufacture are consistent in application within all the sectors. This information is supplemental and provided to allow investors to follow our future trends in marketing to various customer groups.

	For the Twelve Months Ended December 31, 2015 and 2014
	(in thousands)
		Power Generation	Marine & Other
2015	Oil & Gas	& Distribution	Industrial	Total
Net Sales	$39,876	$3,704	$5,503	$49,083
Gross Profit	5,018	788	784	6,590
Gross Profit as % of Revenue	13%	21%	14%	13%
		Power Generation	Marine & Other
2014	Oil & Gas	& Distribution	Industrial	Total
Net Sales	$41,378	$6,454	$9,422	$57,254
Gross Profit (Loss)	3,855	(89)	1,229	$4,995
Gross Profit as of % of Revenue	9%	-1%	13%	9%

Non-U.S. GAAP Financial Measures

A non-U.S. GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. In this report, we define and use the non-U.S. GAAP financial measure EBITDA as set forth below.

EBITDA

Definition of EBITDA

We define EBITDA as follows:

Net income (loss) before:

•	provision (benefit) for income taxes;
•	non-operating (income) expense items;
•	depreciation and amortization;
•	dividends on redeemable preferred stock; and
•	discontinued operations

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

The table below shows the reconciliation of net income (loss) attributable to common stockholders to “EBITDA” for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Years Ending December 31,
	2015	2014
Net (loss) attributable to common stockholders	$(2,942)	$(5,072)
Add: Loss on discontinued operations	-	2,673
Depreciation and amortization	894	684
Interest expense and other, net	172	165
Provision (benefit) for income taxes	428	(334)
Dividend on redeemable preferred stock	349	345
EBITDA	$(1,099)	$(1,539)

Backlog

Backlog is another non-U.S.GAAP indicator management uses to measure the level of outstanding orders.

The order backlog at December 31, 2015 and December 31, 2014 was $19.03 million and $26.50 million, respectively. The current period drop is primarily attributable to project cancellations and a delay in orders from the industries we serve.

Foreign Joint Ventures:

Summary financial information of BOMAY, MIEFE and AAG in U.S. dollars was as follows at December 31, 2015 and 2014 (in thousands):

	BOMAY		MIEFE		AAG*
	2015	2014	2015	2014	2015	2014
Assets:
Total current assets	$68,151	$77,812	$2,365	$3,488	$-	$-
Total non-current assets	4,131	4,710	70	108	-	-
Total assets	$72,282	$82,522	$2,435	$3,596	$-	$-
Liabilities and equity:
Total liabilities	$44,415	$53,277	$1,930	$2,128	$-	$-
Total joint ventures’ equity	27,867	29,245	505	1,468	-	-
Total liabilities and equity	$72,282	$82,522	$2,435	$3,596	$-	$-

	Twelve Months Ended December 31,
	BOMAY		MIEFE		AAG*
	2015	2014	2015	2014	2015	2014

Revenue	$47,347	$73,148	$5,741	$5,161	$-	$1,078
Gross Profit	$8,353	$12,469	$1,112	$2,091	$-	$154
Earnings	$2,433	$5,136	$(567)	$336	$-	$4

The Company’s investments in and advances to its foreign joint ventures’ operations were as follows as of December 31, 2015 and 2014:

	2015				2014
	BOMAY*	MIEFE	AAG	TOTAL	BOMAY*	MIEFE	AAG	TOTAL
	(in thousands)				(in thousands)
Investments in foreign joint ventures:
Balance, beginning of year	$2,033	$14	$-	$2,047	$2,033	$14	$54	$2,101
Additional amounts invested and advanced	-	-	-	-	-	-	-	-
Withdrawal from joint venture	-	-	-	-	-	-	(54)	(54)
Balance, end of year	2,033	14	-	2,047	2,033	14	-	2,047
Undistributed earnings:
Balance, beginning of year	8,157	358	-	8,515	7,145	870	1,481	9,496
Equity in earnings (loss)	973	(232)	-	741	2,054	138	2	2,194
Dividend distributions	(1,032)	(137)	-	(1,169)	(1,042)	(650)	(830)	(2,522)
Withdrawal from joint venture	-	-	-	-	-	-	(653)	(653)
Balance, end of year	8,098	(11)	-	8,087	8,157	358	-	8,515
Foreign currency translation:
Balance, beginning of year	1,358	134	-	1,492	1,431	254	(249)	1,436
Change, during the year	(593)	71	-	(522)	(73)	(120)	178	(15)
Withdrawal from joint venture	-	-	-	-	-	-	71	71
Balance, end of year	765	205	-	970	1,358	134	-	1,492
Investments, end of year	$10,896	$208	$-	$11,104	$11,548	$506	$-	$12,054

*

Accumulated statutory reserves in equity method investments of $2.72 million and $2.10 million at December 31, 2015 and 2014, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

The equity income for the Company’s interest in the two joint ventures for 2015 and 2014 was: BOMAY $0.97 million vs. $2.07 million and MIEFE ($0.23) million vs. $0.14 million. These results reflect the lower market demand in China and in Southeast Asia attribute to global energy prices.

The 2014 AAG results reflect that the Company exited the AAG Joint Venture in April 2014.

Historically, the operating results of BOMAY have appeared almost seasonal as budgets were established for new years in March and the company worked to complete production to meet targets. Most of BOMAY’s production is for BOMCO for the Chinese National Petroleum Corporation, (“CNPC”), for land drilling in China and in other international markets where BOMCO or CNPC have relationships.

At December 31, 2015 there were inventories and work in progress at BOMAY of approximately $29.66 million compared to approximately $37.15 million at December 31, 2014. We expect much of this will be invoiced in 2016 after new budgets are established and products accepted. Additionally, new international orders will be completed and recognized. BOMAY has addressed the recent downturn in the Chinese market, including the decrease in the oil price, with reduced staff and other cost cutting measures.

Results of Operations

The table below summarizes our consolidated net sales and profitability for the years ended December 31, 2015and 2014 (dollars in thousands):

CONTINUING OPERATIONS

	2015	2014
Net sales	$49,083	$57,254
Gross profit	6,590	4,995
Gross profit %	13%	9%
Research and development expenses	(769)	(807)
Selling and marketing expenses	(2,380)	(2,517)
General and administrative expenses	(5,782)	(5,566)
Income (loss) from consolidated continuing operations	(2,341)	(3,895)
Equity income from foreign joint ventures’ operations	741	2,194
Foreign joint ventures’ operations related expenses	(393)	(522)
Net equity income from foreign joint ventures’ operations	348	1,672
Income (loss) from consolidated continuing operations and net equity income from foreign joint ventures’ operations	(1,993)	(2,223)
Other income (expense), net	(172)	(165)
Net income (loss) from continuing operations before income taxes	(2,165)	(2,388)
(Provision for) benefit from income taxes	(428)	334
Net income (loss) before redeemable preferred dividends	(2,593)	(2,054)
Dividends on redeemable preferred stock	(349)	(345)
Net income from continuing operations attributable to common stockholders	$(2,942)	$(2,399)

Year ended December 31, 2015 compared to year ended December 31, 2014

Revenue and Gross Profit

Revenue decreased 14%, or $8.17 million to $49.08 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to the decline in oil prices, resulting in reduced demand for our products and services and several project cancellations and postponements in the U.S..

Gross profit increased 32%, or $1.60 million, to $6.59 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. Gross profit as a percentage of revenues increased to 13% for the year ended December 31, 2015, compared to 9% for the year ended December 31, 2014. The increase in gross margin levels was primarily attributable to more effective project execution. During the second half of the year ended December 31, 2014, gross margins were adversely impacted by several project cost overruns and delays as the Company experienced capacity constraints for engineering and fabrication personnel as it introduced several new products and experienced a higher volume of large dollar power distribution center (“PDC”) projects.

Research and Development costs

Research and development costs decreased 5%, or $0.04 million to $0.77 million for the year ended December 31, 2015, compared to the year ended December 31, 2014 as the Company cost effectively focused our R&D efforts on the IntelliSafe medium voltage arc resistant switchgear program in 2015.

Selling and Marketing expenses

Selling and marketing expenses decreased 5%, or $0.14 million to $2.38 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, due to expense management for advertising and marketing programs. Selling and marketing expenses, as a percentage of revenues, increased approximately 1% to 5% for the year ended December 31, 2015, compared to the year ended December 31, 2014.

General and Administrative Expenses

General and administrative expenses increased by 4%, or $0.22 million to $5.78 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, due to an increase in costs related to the start-up of the Company’s wholly-owned subsidiary in Brazil totaling $0.3 million. General and administrative expenses, as a percentage of revenues, increased approximately 2% to 12% for the year ended December 31, 2015, compared to the year ended December 31, 2014.

Foreign Joint Venture Equity

Net equity income from foreign joint ventures decreased 79%, or $1.32 million to $0.35 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to lower market demand in China and in Southeast Asia attribute to global energy prices.

Other Income (Expense), Net

Interest expense and other expenses increased 4% or $0.01 million to $0.17 million for the  year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to the disposal of equipment. Interest expense and other expenses, as a percentage of revenues, increased to 0.35% for the year ended December 31, 2015, compared to 0.29% for the year ended December 31, 2014.

Income Tax Provisions

The provision for income taxes for 2015 was $0.43 million compared to a benefit of $0.33 million in 2014. These amounts reflect the valuation allowance related to the Company’s net deferred tax assets related to its U.S. operation.  See Note 7 Income Taxes to the Consolidated Financial Statements included in this report for further details.  The 2015 and 2014 tax accruals represent U.S. taxes on the foreign joint ventures equity income less dividends and proceeds received.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2015	December 31, 2014
	(in thousands except percentages and ratios)
Working capital	$10,945	$11,348
Current ratio	2.3 to 1	2.1 to 1
Total Debt	$5,543	$4,000
Debt as a percent of total capitalization	19%	16%
Consolidated net worth	$22,662	$25,553

*	“Consolidated Net Worth” represents the Company’s consolidated total assets less consolidated total liabilities.

AETI’s long-term debt as of December 31, 2015 was $4.20 million on which payments were current.

See Note 8 Notes Payable to the Consolidated Financial Statements included in this report for discussion of recent financial activity.

Notes Payable

On December 29, 2015, the Company entered into a Loan Agreement (the “Loan Agreement”) with Frost Bank (“Frost”). The Loan Agreement provides two separate revolving credit facilities to the Company. The first facility (“Facility A”) provides the Company with a $4.00 million revolving line of credit with a two-year term maturing December 29, 2017, subject to a maximum loan amount (the “Borrowing Base”) based on a formula related to the value of certain of the Company’s accounts, inventories and equipment totaling $3.58 million at December 31, 2015. Under Facility A, the Company may borrow, repay and reborrow, up to the Borrowing Base. Facility A requires a period of not less than 30 consecutive days during each calendar year that the entire outstanding principal amount of the revolving credit facility is paid. Upon Facility A’s maturity date, all outstanding principal and unpaid accrued interest is due and payable.  The Company borrowed $1.04 million under Facility A upon initiation of the Loan Agreement. As of December 31, 2015, we had $2.54 million of additional borrowing capacity.

The second facility (“Facility B”) provides the Company with a $4.50 million declining revolving line of credit. The Company may be borrow, repay and reborrow from the line. The amount available to borrow under Facility B declines from the initial $4.50 million by $0.15 million each six months. Facility B’s maturity date is December 29, 2020 when all outstanding principal and unpaid accrued interest is due and payable. The Company was advanced $4.50 million under Facility B upon the initiation of the Loan Agreement which was to pay off the remaining balance on the facility from JP Morgan Chase Bank N.A. (“Chase”) and as of December 31, 2015, the outstanding balance is $4.50 million.

Under the Loan Agreement, the interest rate on both facilities is LIBOR (0.61% at December 31, 2015) plus 2.75% per annum period. The Loan agreement also provides for usual and customary covenants and restrictions  including that the borrower must maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and will not permit the ratio of consolidated total liabilities to consolidated net worth to exceed 1.25.   Additionally, the Company’s obligations under Facility A are secured by:

1.     All our accounts receivable, whether now owned or hereafter acquired.

2.     All our inventory, whether now owned or hereafter acquired.

3.     All our machinery and equipment, whether now owned or hereafter acquired.

4.     A collateral assignment on all future distributions from joint ventures.

The Company’s obligations under Facility B are secured by:

1.     Our fee simple interest in certain real estate and improvements in Beaumont, Texas.

2.     Any parking, utility and ingress/egress easements on the foregoing property.

3.     A collateral assignment on all future distributions from joint ventures.

The Company’s subsidiaries, M&I Electric Industries, Inc. and South Coast Electric Systems, LLC are additional obligors on the Loan Agreement.

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

Operating Activities

During the twelve months ended December 31, 2015, the Company’s operating activities provided cash of $2.37 million as compared to using $2.21 million for 2014. This was primarily due to a decrease in net working capital requirements, specifically receivables and inventories in the period ended December 31, 2015 compared to the same period in 2014.

Investing Activities

During the twelve months ended December 31, 2015, the Company’s investing activities provided $0.80 million in cash as compared to using $2.04 million for the comparable period in 2014. The increase in cash provided in 2015 is mainly attributable to the completion of the manufacturing facility expansion at Beaumont in 2014, partially offset by higher dividends received from our joint venture companies in the same period.

Financing Activities

During the twelve months ended December 31, 2015, the Company’s financing activities provided $1.43 million in cash as compared to providing $2.85 million in the comparable period in 2014. The increase in cash provided in 2015 was primarily due to a net increase in borrowings of $1.54 million.

Liquidity

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of debt requirements and operating cash needs. To meet our short and long-term liquidity requirements, we rely primarily on cash from operations. Beyond cash generated from operations, we have a credit facility with $2.54 million available to be borrowed at December 31, 2015 and $8.50 million of unrestricted cash at December 31, 2014. See Note 8 Notes Payable to the Consolidated Financial Statements included in this report for recent financing discussion.

Operating Lease Commitments

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015:

Year Ending December 31,	Amount
(In thousands)
2016	$692
2017	634
2018	607
2019	430
2020	221
$2,584

Contractual Obligations

Payments due under contractual obligations other than leases at December 31, 2015, are as follows:

	Within 1 Year	2 - 3 years	4 - 5 years	More Than 5 Years	Total
	(in thousands)
Long-term debt obligations	$300	$600	$3,600	$0	$4,500
Interest on long-term debt	149	268	228	0	645
Total	$449	$868	$3,828	$0	$5,145

Interest is estimated based on the current rate of approximately 3.4%

Other Commercial Commitments

We are contingently liable for secured letters of credit of $1.25 million as of December 31, 2015 in relation to performance guarantees on certain customer contracts. These guarantees assure that we will perform under the terms of our contract.

The following table reflects potential cash outflows that may result in the event that we are unable to perform under our contracts as of December 31, 2015:

For the Year Ending December 31,	Amount
(in thousands)
Payments Due by Period:	$-
Less than 1 year	-
1 to 3 years	1,248
More than 3 years	-
$1,248

Outlook for Fiscal 2016

Although the market outlook for much of the Company’s traditional upstream and midstream sectors remains down, the Company is strongly pursuing the opportunities it sees in the downstream niches in the oil & gas market including storage terminals, LNG projects, refineries and petrochemical facilities.  The Company also sees opportunities in the power generation and distribution sectors as the availability of low cost natural gas, coupled with political pressures on coal-fired power generation plants, drive an increased market opportunity for the Company.

The Company also sees growth opportunities for its recently announced IntelliSafe™ medium voltage arc-resistant switchgear primarily in the downstream and power generation and distribution sectors in 2016 and beyond.

The Company believes that the increased sales and marketing team that was built up in North America coupled with the new products and new manufacturing capacity introduced in 2014 and 2015, will enable the organization to meet those market growth opportunities in 2016.

Internationally, the Company believes that all of our global energy markets will remain flat at 2015 levels throughout 2016 as oil prices remain low and both China and Brazil deal with internal country political and economic challenges.

The Company enters the 2016 fiscal year with backlog of $19.03 million, which is up significantly from the end of Q3 based on orders received in Q4 for the Company’s products. We closely monitor our backlog and order activity and continue to adjust our cost structure and expenditures as conditions require.

The Company continues to review growth opportunities and depending on cash needs may raise cash in the form of debt, equity, or a combination of both.

Effects of Inflation

We experienced minimal increases in our material prices in 2015. The Company has been generally successful in recovering these increases from its customers in the form of increased prices. As a result, AETI has not experienced material margin erosion in 2015 due to inflationary pressures. Future inflationary pressures will likely be largely dependent on the worldwide demand for these basic materials which cannot be predicted at this time.

Commitments and Contingencies

The Company maintains a group medical and hospitalization minimum premium insurance program. For the policy year ended August 2015 and the subsequent policy, the Company is liable for all claims each year up to $70,000 per insured, or $1.7 million in the aggregate. An outside insurance company insures any claims in excess of these amounts. The Company’s annual expense for this minimum premium insurance program totaled $1.16 million and $1.17 million during the years ended December 31, 2015 and 2014, respectively. Insurance reserves included in accrued payroll and benefits in the accompanying consolidated balance sheets were approximately $0.00 million and $0.17 million at December 31, 2015 and 2014, respectively. The Company is a party to a number of legal proceedings in the normal course of business for which appropriate provisions have been made if it is believed an ultimate loss is probable.

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

Allowance for Obsolete and Slow-Moving Inventory – The Company regularly reviews the value of inventory on hand using specific aging categories, and records a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required. Based on this assessment, management believes the inventory reserve is adequate.

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

Revenue Recognition – The Company reports earnings from fixed-price and modified fixed-price long-term contracts on the percentage-of-completion method.  Earnings are accrued based on the ratio of costs incurred to total estimated costs. Costs include direct material, direct labor, and job related overhead.  However, for our manufacturing activities, we have determined that labor incurred, rather than total costs incurred, provides an improved measure of percentage-of-completion. For contracts with anticipated losses, estimated losses are charged to operations in the period such losses are determined. A contract is considered complete when all costs, except insignificant items, have been incurred and the project has been accepted by the customer. Revenue from non-time and material jobs of a short-term nature (typically less than one month) is recognized on the completed-contract method after considering the attributes of such contracts. This method is used because these contracts are typically completed in a short period of time and the financial position and results of operations do not vary materially from those which would result from use of the percentage-of-completion method. The asset, “Work-in-process,” which is included in inventories, represents the cost of labor, material, and overhead on jobs accounted for under the completed-contract method. For contracts accounted for under the percentage-of-completion method, the asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenue recognized in excess of amounts billed and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenue recognized.

Foreign Currency Gains and Losses – Foreign currency translations are included as a separate component of comprehensive income. The Company has determined the local currency of foreign subsidiary and foreign joint ventures to be the functional currency. In accordance with ASC 830, the assets and liabilities of the foreign equity investees and M&I Brazil, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date and net sales and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income, net of deferred income taxes, which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017). We are currently evaluating the future impact of our pending adoption of ASU No. 2014-09 on our consolidated financial statements and have not yet determined the method with which we will adopt the standard in 2018.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU No. 2015-02 focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification TM and improves current U.S. GAAP by: (1) Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met; (2) Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. ASU No. 2015-02 is effective for periods beginning after December 15, 2015. Management is currently evaluating the future impact of ASU No. 2015-02 on the Company’s consolidated financial position, results of operations and disclosures.

In July 2015, the FASB issued ASU No. 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory, which is intended to converge U.S. GAAP on this topic with IFRS. ASU No. 2015-11 focuses on the premeasurement of inventory measured using any method other than LIFO, for example, average cost. Inventory within the scope of ASU No. 2015-11 is required to be measured at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other causes. For public business entities, the amendments in ASU No. 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Management is currently evaluating the future impact of ASU No. 2015-11 on the Company’s consolidated financial position, results of operations and disclosures.

In September 2015, the FASB issued ASU No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, ASU No. 2015-16 requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015. ASU No. 2015-16 should be applied retrospectively and early adoption is permitted. Management is currently evaluating the future impact of ASU No. 2015-16 on the Company’s consolidated financial position, results of operations and disclosures.

In November, 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance will be effective for fiscal years beginning after December 15, 2017 and early adoption is permitted.  The Company has elected to early adopt this pronouncement and has reflected the change on the consolidated balance sheet for all periods presented.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires (1) an entity to measure equity instruments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income; (2) entities to use the exit price notation when measuring the fair value of financial instruments for disclosure purposes; (3) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and (4) elimination of the requirement to disclose the methods and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. Management is currently evaluating the future impact of ASU No. 2016-01 on the Company’s consolidated financial position, results of operations and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to  recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounted for leases expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the future impact of ASU No. 2016-02 on the Company’s consolidated financial position, results of operations and disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The markets in which we participate are capital intensive and cyclical in nature. The volatility in customer demand is greatly driven by the change in the price of oil and gas. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Coordination of project start dates is matched to the customer requirements and projects may take a number of months to complete; schedules also may change during the course of any particular project. For more information please see Item 2 of the Management Discussion and Analysis – Outlook for Fiscal 2016.

Interest Rates

Our interest rate sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through December, 2017 and the revolving promissory note, effective in December 2015 has a similar interest rate exposure, with semi-annual payments of $0.15 million. The outstanding balance is due December 2020. At December 31, 2015 the Company had $5.54 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (0.61% at December 31, 2015) plus 2.75% per year. The loan agreements are collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries. See Notes Payable on page 20.

Foreign Currency Transaction Risk

AETI operates a subsidiary in Brazil and maintains equity method investments in its Singapore and Chinese joint ventures, MIEFE and BOMAY respectively. The functional currencies of the Brazilian subsidiary and the joint ventures are the Brazilian Real, Singapore Dollar and Chinese Yuan, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in our consolidated balance sheets. This item decreased from $0.85 million at December 31, 2014 to $0.31 million at December 31, 2015 due principally to the strength of the United States Dollar against the Chinese Yuan and Brazilian Real.

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

Disclosure controls and procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2015. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2015 based on these criteria. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information required by this Item is incorporated by reference to the information contained in the Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days after our December 31, 2015 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The additional information required by this Item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Director Independence” and “Certain Relationships and Related Transactions” sections of our Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders.

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

Dated: March 30, 2016

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Charles M. Dauber	President, Chief Executive Officer, Director	March 30, 2016
Charles M. Dauber	(Principal Executive Officer)

/s/ William B. Brod	Chief Financial Officer	March 30, 2016
William B. Brod	(Principal Financial Officer)

/s/ Neal M. Dikeman
Neal M. Dikeman	Director	March 30, 2016

/s/ Peter Menikoff
Peter Menikoff	Director	March 30, 2016

/s/ J. Hoke Peacock II
J. Hoke Peacock II	Director	March 30, 2016

/s/ Casey Crenshaw
Casey Crenshaw	Director	March 30, 2016

/s/ Edward Kuntz
Edward Kuntz	Director	March 30, 2016

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 12, 2008)
3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed April 30, 2012. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 4, 2012)
3.3	Amended and Restated Bylaws of the Registrant. (Incorporated by Reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed February 9, 2009)
4.1	Warrant to purchase 125,000 shares of Registrant’s common stock dated May 2, 2012. (Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report of Form 10-Q filed on August 14, 2012)
4.2	Warrant to purchase 200,000 shares of Registrant’s common stock dated May 2, 2012. (Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report of Form 10-Q filed on August 14, 2012)
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

10.3	Amended 2007 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed March 31, 2015)*
10.4	Non-Employee Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*
10.5	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*
10.15	Summary of Non-Employee Director compensation effective January 1, 2016.*
10.16	Loan Agreement with Frost Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 8, 2016)
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

10.25	Deferred Compensation Plan for executives. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009)*
10.27	Notification of annual salary and target for performance bonus compensation. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009)*
10.29	Employment Agreement with Arthur G. Dauber dated August 25, 2009. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 27, 2009)*
10.33	Amendment No. 1 to Employment Agreement with Arthur G. Dauber. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 30, 2010)*
10.34	Amendment to Employment Agreement with Arthur G. Dauber. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 13, 2012)*
10.35	Employment Agreement with Charles M. Dauber dated November 6, 2013. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 13, 2013) *
10.36	Employment Agreement with William Brod. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 20, 2015) *
10.37	Summary of Compensation for Named Executive Officers 2016.*
10.38	Employment Agreement with William C. Miller dated August 4, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 8, 2014)*

14	Code of Ethics. (Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB filed March 21, 2004)
21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed March 31, 2015)
23.1	Consent of Ham, Langston & Brezina, LLP
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Accounting Officer.
32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Accounting Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

AMERICAN ELECTRIC TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

With Report of Independent Registered Public Accounting Firm

December 31, 2015 and 2014

American Electric Technologies, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Electric Technologies, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of American Electric Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 and, accordingly, we do not express an opinion thereon.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas

March 30, 2016

American Electric Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$7,989	$3,550
Short-term investments	507	$-
Accounts receivable-trade, net of allowance of $225 and $315 at December 31, 2015 and December 31, 2014	6,853	11,877
Inventories, net of allowance of $60 and $73 at December 31, 2015 and December 31, 2014	1,325	2,769
Cost and estimated earnings in excess of billings on uncompleted contracts	2,302	2,989
Prepaid expenses and other current assets	324	750
Total current assets	19,300	21,935
Property, plant and equipment, net	7,915	8,373
Advances to and investments in foreign joint ventures	11,104	12,054
Intangibles	218	236
Other assets	49	6
Long-term assets held for sale	-	650
Total assets	$38,586	$43,254
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Revolving line of credit	$1,043	$-
Current portion of long-term note payable	300	222
Accounts payable	4,031	6,447
Accrued payroll and benefits	476	1,145
Other accrued expenses	666	640
Billings in excess of costs and estimated earnings on uncompleted contracts	1,629	1,983
Other current liabilities	210	150
Total current liabilities	8,355	10,587
Long-term note payable	4,200	3,778
Deferred compensation	305	290
Deferred income taxes	3,064	3,046
Total liabilities	15,924	17,701
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $671 at December 31, 2015 and $719 at December 31, 2014; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at December 31, 2015 and December 31, 2014	4,329	4,281
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,385,929 and 8,396,963 shares issued and , 8,254,001 and 8,185,323 shares outstanding at December 31, 2015 and December 31, 2014	8	8
Treasury stock, at cost 131,928 shares at December 31, 2015 and 111,640 shares at December 31, 2014	(792)	(722)
Additional paid-in capital	12,032	11,418
Accumulated other comprehensive income	310	851
Retained earnings; including accumulated statutory reserves in equity method investments of $2,722 and $2,100 at December 31, 2015 and December 31, 2014	6,775	9,717
Total stockholders’ equity	18,333	21,272
Total liabilities, convertible preferred stock and stockholders’ equity	$38,586	$43,254

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014
Net sales	$49,083	$57,254
Cost of sales	42,493	52,259
Gross profit	6,590	4,995

Operating expenses:
Research and development	769	807
Selling and marketing	2,380	2,517
General and administrative	5,782	5,566
Total operating expenses	8,931	8,890

Loss from consolidated continuing operations	(2,341)	(3,895)

Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	741	2,194
Foreign joint ventures’ operations related expenses	(393)	(522)
Net equity income from foreign joint ventures’ operations	348	1,672

Loss from consolidated continuing operations and net equity income from foreign joint ventures’ operations	(1,993)	(2,223)

Other income (expense):
Interest expense and other, net	(172)	(165)
Continuing operations loss before income taxes	(2,165)	(2,388)

Provision for (benefit from) income taxes on continuing operations	428	(334)
Net loss from continuing operations	(2,593)	(2,054)
Loss on discontinued operation	-	(2,673)

Net income (loss) before dividends on redeemable convertible preferred stock	(2,593)	(4,727)
Dividends on redeemable convertible preferred stock	(349)	(345)
Net income (loss) attributable to common stockholders	$(2,942)	$(5,072)
Earnings (loss) from continuing operations per common share:
Basic	$(0.36)	$(0.29)
Diluted	$(0.36)	$(0.29)
Weighted - average number of continuing operations shares outstanding:
Basic	8,241,585	8,182,034
Diluted	8,241,585	8,182,034
Loss per common share from discontinued operations:
Basic and diluted	$-	$(0.33)
Total earnings (loss) per common share:
Basic	$(0.36)	$(0.62)
Diluted	$(0.36)	$(0.62)
Weighted - average number of common shares outstanding:
Basic	8,241,585	8,182,034
Diluted	8,241,585	8,182,034

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2015	2014
Net loss before dividends on redeemable convertible preferred stock	$(2,593)	$(4,727)
Other comprehensive income:
Foreign currency translation loss, net of deferred income taxes of $279 and $43 for the twelve months ended December 31, 2015 and 2014	(541)	(132)
Total comprehensive loss	$(3,134)	$(4,859)

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2013	8,008,761	8	10,255	983	14,789	26,035
Common stock issued to ESPP	3,640	-	26	-		26
Options Exercised	11,980	-	105	-	-	105
Issued for Acquisition	11,000	-	-	-	-	-
Treasury stock purchase	(61,777)	-	(483)	-	-	(483)
Restricted stock units (1)	211,719	-	793	-	-	793
Net income to common stockholders*	-	-	-	-	(5,072)	(5,072)
Foreign currency translation	-	-	-	(132)	-	(132)
Balance at December 31, 2014	8,185,323	8	10,696	851	9,717	21,272
Common stock issued to ESPP	5,666	-	29	-	-	29
Options Exercised	-	-	-	-	-	-
Issued for Acquisition	11,000	-	-	-	-	-
Treasury stock purchase	(20,288)	-	(70)	-	-	(70)
Restricted stock units (1)	72,300	-	585	-	-	585
Net income (loss) to common stockholders*	-	-	-	-	(2,942)	(2,942)
Foreign currency translation	-	-	-	(541)	-	(541)
Balance at December 31, 2015	8,254,001	8	11,240	310	6,775	18,333

*	Net of preferred dividends of $349 and $345 in 2015 and 2014 respectively.
**	Includes treasury stock of ($792) and ($722) as of December 31, 2015 and 2014, respectively.
(1)	Converted to common stock.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss) from continuing operations	$(2,593)	$(2,054)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	195	(334)
Equity income from foreign joint ventures’ operations	(741)	(2,194)
Depreciation and amortization	894	684
Stock based compensation	585	793
Bad debt expense	172	(12)
Obsolete inventory expense	460	33
(Gain)/Loss on sale of property and equipment	96	-
Deferred compensation costs	15	78
Change in operating assets and liabilities:
Accounts receivable	4,712	(1,645)
Income taxes payable	-	30
Inventories	983	383
Costs and estimated earnings in excess of billings on uncompleted contracts	686	2,324
Prepaid expenses and other current assets	268	(66)
Accounts payable and accrued liabilities	(2,299)	787
Billings in excess of costs and estimated earnings on uncompleted contracts	(354)	(1,038)
Other current liabilities	(712)	22
Net cash provided by (used in) operating activities	2,367	(2,209)
Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(588)	(4,878)
Proceeds from foreign joint ventures’ operations dividends	1,170	2,522
Proceeds from sale of Assets Held for Sale	723	-
Proceeds from disposal of joint venture	-	317
Purchase of certificate of deposits	(509)	-
Net cash provided by (used in) from investing activities	796	(2,039)
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	29	132
Treasury stocks purchase	(70)	(484)
Preferred stock cash dividend	(75)	(300)
Proceeds from long-term notes payable	4,500	-
Advances from revolving credit facility (repayments)	1,043	3,500
Payments on long-term notes payable	(4,000)	-
Net cash provided by (used in) financing activities	1,427	2,848
Effect of exchange rates on cash	(151)	-
Net increase (decrease) in cash and cash equivalents from continuing operations	4,439	(1,400)
Advances from (to) discontinued operations	-	802
Net increase (decrease) in cash and cash equivalents	4,439	(598)
Cash and cash equivalents, beginning of period	3,550	4,148
Cash and cash equivalents, end of period	$7,989	$3,550

Supplemental disclosures of cash flow information:
Interest paid	$159	$36
Income taxes paid	$178	$344

The accompanying notes are an integral part of the consolidated financial statement.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)	Organization and Nature of Business

American Electric Technologies, Inc. (“AETI” or the “Company”) is the surviving financial reporting entity from a reverse acquisition of an 80% interest in American Access Technologies, Inc. by the shareholders of M&I Electric Industries, Inc.(“M&I”) on May 17, 2007. Immediately upon the completion of the reverse acquisition, American Access Technologies, Inc. changed its name to American Electric Technologies, Inc. AETI is a Florida corporation and M&I, AETI’s wholly-owned subsidiary is a Texas corporation. M&I has a wholly-owned subsidiary, South Coast Electric Systems, LLC (“SC”), a Mississippi based company, and joint venture interests in China and Singapore. On January 1, 2008, AETI established a wholly- owned subsidiary through which it conducted the operations of American Access Technology. On August 14, 2014 AETI sold the AAT business except for the real estate which was subsequently sold on December 15, 2015.

In 2014, the Company formed a wholly-owned subsidiary in Brazil. The Company has U.S. facilities and sales offices in Texas, Mississippi and Florida; Brazil facilities and sales offices in Macaé and Rio; and foreign joint ventures’ operations that have facilities in Singapore and Xian, China. The Company owns the Beaumont, Texas facilities, comprised of 9 acres and 118,000 square feet and the Mississippi facility, comprised of 3 acres and 11,700 square feet. The Company leases facilities in Rio and Macaé, Brazil.

The Company previously reported three business segments: Technical Products and Services (“TP&S”); Electrical and Instrumentation Construction (“E&I”); and American Access Technologies (“AAT”).  In August 2014, the Company sold its AAT operations and assets except for the real estate which subsequently was sold on December 15, 2015.  The assets and liabilities of AAT were reclassified as held for sale within the accompanying consolidated balance sheets and the results of AAT operations are presented as losses from discontinued operations, net of tax, in the accompanying consolidated statements of operations. All current and historical financial information presented exclude the financial information for AAT or presents it as discontinued operations where applicable.  For more information about this disposition, see Note 18.

In 2015, we reorganized the Company’s continuing operations under the Chief Operating Officer.  As a result, the Company manages its continuing operations as a single segment and has removed the presentation of business segments. Our single segment reporting is equivalent to that presented on the consolidated statements of operations.

M&I’s wholly-owned subsidiary, SC, is a Delaware Limited Liability Company organized on February 20, 2003. With the exception of electrical contracting, it is engaged in the same lines of business as M&I, but it participates in different market sectors. After withdrawing from the AAG joint venture in Brazil effective April 30, 2014 we formed a wholly-owned subsidiary in Brazil in July 2014. The newly formed Brazil company, M&I Brazil, is owned 20% by AETI and 80% by M&I.

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

(1)	Percentage-of-completion estimates on long-term contracts
(2)	Estimates of the provision for doubtful accounts
(3)	Estimated useful lives of property and equipment
(4)	Valuation allowances related to deferred tax assets

Financial Instruments

The Company includes fair value information in the notes to the consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of December 31, 2015 and 2014. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less. Cash balances routinely exceed FDIC limits however all cash is maintained in JP Morgan Chase and Frost Bank and believed to be secure.

Short-term investments

Short-term investments consist of any fund held in certificate of deposit with maturity greater than three months and investments in debt and equity securities with maturity of one year or less.

Accounts Receivable and Allowance for Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and financial condition of those specific customers. The Company also reviews historical experience with the customer, the general economic environment and the aging of its receivables. The Company records an allowance to reduce receivables to the amount it reasonably believes to be collectible. Based on this assessment, management believes the allowance for doubtful accounts is adequate. The bad debt expense was $0.17 million and ($0.01) million for the fiscal years ended December 31, 2015 and 2014.

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

Long-lived assets

If events or circumstances indicate the carrying amount of an asset may not be recoverable, including intangible assets, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. Events that would trigger an impairment test include the following:

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

Based on management’s reviews during each of the years ended December 31, 2015 and 2014, there were no events or circumstances that caused management to believe that impairments were necessary.

Intangible Assets

Intangible Assets at December 31, 2014	Useful Lives (Years)	Cost	Accumulated Amortization	Net Value
	(in thousands)
Intellectual property	3	$322	$322	$-
License	-	218	-	218
		$540	$322	$218

  On March 8, 2012, the Company acquired certain technology from Amnor Technologies, Inc. for cash of $0.10 million plus 44,000 shares of the Company’s common stock valued at $4.95 per share (the closing price on that date). One fourth of the shares were issued initially with the balance to be issued one third annually on the anniversaries over the subsequent 3 years. The purchase price was valued at $0.32 million (including $4,000 of transaction costs) at March 8, 2012 and is recorded as an intangible asset in the consolidated balance sheets. This cost is being amortized over its estimated useful life of 3 years. Amortization expense of $0.02 million and $0.11 million was recognized annually during the years ended December 31, 2015 and 2014 and is included in general and administrative expenses in the consolidated statements of operations. There were no unamortized amounts remaining at December 31, 2015.

The technology provides automation and control system technologies for land and offshore drilling monitoring and control (auto-driller); marine automation including ballast control and tank monitoring and machinery plant control and monitoring systems; IP-based CCTV systems; and military vessel security and safety systems, all proven in multiple installations.

During 2014 we acquired arc-resistant technology and capitalized the cost of $0.22 million. If events or circumstances indicate the carrying amount of an asset may not be recoverable, including intangible assets, management tests long-lived assets for impairment.

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

Foreign Currency Gains and Losses

Foreign currency translations are included as a separate component of comprehensive income. The Company has determined the local currency of its foreign subsidiary and foreign joint ventures to be the functional currency. In accordance with ASC 830, the assets and liabilities of the foreign equity investees and foreign subsidiary, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date and net sales and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income, net of deferred income taxes, which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

Net Sales Recognition

The Company reports earnings from fixed-price and modified fixed-price long-term contracts on the percentage-of-completion method. Earnings are accrued based on the ratio of costs incurred to total estimated costs. However, for our manufacturing activities, we have determined that labor incurred provides an improved measure of percentage-of-completion. Costs include direct material, direct labor, and job related overhead. Losses expected to be incurred on contracts are charged to operations in the period such losses are determined. A contract is considered complete when all costs except insignificant items have been incurred and the facility has been accepted by the customer. Net sales from non-time and material jobs of a short-term nature (typically less than one month) are recognized on the completed-contract method after considering the attributes of such contracts. This method is used because these contracts are typically completed in a short period of time and the financial position and results of operations do not vary materially from those which would result from use of the percentage-of-completion method.

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

On occasion, the Company enters into long-term contracts that include both a service component and a manufacturing component. The Company segments net sales, costs and gross profit related to these contracts if they meet the contract segmenting criteria in ASC 605-35, including that the terms and scope of the project clearly call for separate elements, the separate elements are often bid or negotiated by the Company separately and the total economic returns and risks of the separate elements are similar to the economic returns and risks of the overall contract. For segmented contracts, the Company recognizes net sales as if they were separate contracts over the performance periods of the individual elements.

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

Concentration of Market Risk and Geographic Operations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s market risk is dependent primarily on the strength of the oil and gas and energy related industries. The Company grants credit to customers and generally does not require security except in the case of certain international contracts. Procedures are in effect to monitor the credit worthiness of its customers. During 2015, one customer accounted for approximately 14% of net sales and 3% of net accounts receivable trade. During 2014, one customer accounted for approximately 12% of net sales and 4% of net accounts receivable trade.

The Company sells its products and services in domestic and international markets; however, significant portions of the Company’s sales are concentrated with customers located in the Gulf Coast region of the United States. The Gulf Coast region accounts for approximately 9% of the Company’s net sales during the year ended December 31, 2015 and 7% during 2014.

Reclassification

Certain items are reclassified in the 2014 consolidated financial statements to conform to the 2015 presentation. Such reclassifications had no effect on the Company’s financial position, results of operations or cashflows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017). We are currently evaluating the future impact of our pending adoption of ASU No. 2014-09 on our consolidated financial statements and have not yet determined the method with which we will adopt the standard in 2018.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU No. 2015-02 focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification TM and improves current U.S. GAAP by: (1) Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met; (2) Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. ASU No.

2015-02 is effective for periods beginning after December 15, 2015. Management is currently evaluating the future impact of ASU No. 2015-02 on the Company’s consolidated financial position, results of operations and disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which is intended to converge U.S. GAAP on this topic with IFRS. ASU No. 2015-11 focuses on the premeasurement of inventory measured using any method other than LIFO, for example, average cost. Inventory within the scope of ASU No. 2015-11 is required to be measured at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other causes. For public business entities, the amendments in ASU No. 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Management is currently evaluating the future impact of ASU No. 2015-11 on the Company’s consolidated financial position, results of operations and disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU No. 2015-16 requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015. ASU No. 2015-16 should be applied retrospectively and early adoption is permitted. Management is currently evaluating the future impact of ASU No. 2015-16 on the Company’s consolidated financial position, results of operations and disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance will be effective for fiscal years beginning after December 15, 2017 and early adoption is permitted.  The Company has elected to early adopt this pronouncement and has reflected the change on the consolidated balance sheet for all periods presented.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires (1) an entity to measure equity instruments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income; (2) entities to use the exit price notation when measuring the fair value of financial instruments for disclosure purposes; (3) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and (4) elimination of the requirement to disclose the methods and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. Management is currently evaluating the future impact of ASU No. 2016-01 on the Company’s consolidated financial position, results of operations and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to  recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounted for leases expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the future impact of ASU No. 2016-02 on the Company’s consolidated financial position, results of operations and disclosures.

(3)	Inventories

Inventories consisted of the following at December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014
	(in thousands)
Raw materials	$594	$940
Work-in-process	791	1,902
	1,385	2,842
Less: allowance	(60)	(73)
Total inventories	$1,325	$2,769

Obsolete or slow moving inventory totaling $0.46 million and $0.03 million was expensed during the years ended December 31, 2015 and 2014, respectively, and included in cost of sales in the accompanying consolidated statements of operations.

(4)	Costs, Estimated Earnings, and Related Billings on Uncompleted Contracts

Contracts in progress at December 31, 2015 and 2014 consisted of the following:

	2015	2014
	(in thousands)
Costs incurred on uncompleted contracts	$31,197	$7,279
Estimated earnings	10,506	5,208
	41,703	12,487
Billings on uncompleted contracts	(41,030)	(11,481)
	$673	$1,006

Costs, estimated earnings, and related billing on uncompleted contracts consisted of the following at December 31, 2015 and 2014:

	2015	2014
	(in thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$2,302	$2,989
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,629)	(1,983)
	$673	$1,006

(5)	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2015 and 2014:

Category	Estimated Useful Lives (years)	2015	2014
		(in thousands)
Buildings and improvements	15 – 25	$8,083	$8,117
Office equipment and furniture	2 – 7	2,126	2,583
Automobiles and trucks	2 – 5	118	265
Machinery and shop equipment	2 – 10	2,963	3,349
Construction in progress		94	428
		13,384	14,742
Less: accumulated depreciation and amortization		5,603	6,503
		7,781	8,239
Land		134	134
		$7,915	$8,373

During the years ended December 31, 2015 and 2014, depreciation charged to operations amounted to $0.89 million and $0.56 million, respectively. Of these amounts, $0.73 million and $0.43 million was charged to cost of sales while $0.16 million and $0.13 million was charged to selling, general and administrative expenses for the years ended December 31, 2015 and 2014, respectively.

(6)	Advances to and Investments in Foreign Joint Ventures’ Operations

The Company has a foreign joint venture agreement and holds a 40% interest in a Chinese company, BOMAY, which builds electrical systems for sale in China. The majority partner in this foreign joint venture is a subsidiary of a major Chinese oil company. M&I made an initial investment of $1.00 million in 2006 and made an additional $1.00 million investment in 2007. The Company’s equity income from the foreign joint venture was $0.97 million and $2.05 million for the years ended December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, the Company received $1.03 million and $1.04 million, respectively, in dividends from BOMAY. Sales made to the foreign joint venture were $0.19 million and $0.13 million for the years ended December 31, 2015 and 2014, respectively. Accounts receivable from BOMAY were $0.00 million and $0.03 million at December 31, 2015 and 2014.

The Company owns a 41% interest in MIEFE which provides additional sales and technical support in Asia. The Company’s equity income from the foreign joint venture was $(0.23) million and $0.14 million for the years ended December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, the Company received $0.14 million and $0.65 million, respectively, in dividends from MIEFE. Sales made to the foreign joint venture were $0.05 million and $0.01 million for the years ended December 31, 2015 and 2014, respectively. Accounts receivable from MIEFE was $0.05 million and $0.00 million at December 31, 2015 and 2014, respectively.

In April 2014 the Company withdrew from a joint venture previously established in Brazil, AAG. In connection with the Company’s withdrawal from the joint venture, the Company received a note payable equal to the book value of the joint venture at the date of withdrawal. The note is payable over 12 months and bears no interest. At December 31, 2015 and 2014, the outstanding balance on the note was valued at 0.87 million and $2.61 million, respectively. We have determined that collection of the remaining balance of the note is uncertain and, therefore, have fully reserved the remaining balance of the note.

The Company’s equity income from the foreign joint ventures, before foreign operations expenses, totaled $0.74 million and $2.19 million for the years ended December 31, 2015 and 2014, respectively.

During 2015 and 2014, the Company also recognized approximately $0.39 million and $0.52 million, respectively, for employee related expenses directly attributable to the foreign joint ventures.

Sales to foreign joint ventures’ operations are made on an arm’s length basis and intercompany profits, if any, are eliminated in consolidation.

Summary financial information of BOMAY, MIEFE and AAG in U.S. dollars was as follows at December 31, 2015 and 2014:

	BOMAY		MIEFE		AAG*
	2015	2014	2015	2014	2015	2014
Assets:
Total current assets	$68,151	$77,812	$2,365	$3,488	$-	$-
Total non-current assets	4,131	4,710	70	108	-	-
Total assets	$72,282	$82,522	$2,435	$3,596	$-	$-
Liabilities and equity:
Total liabilities	$44,415	$53,277	$1,930	$2,128	$-	$-
Total joint ventures’ equity	27,867	29,245	505	1,468	-	-
Total liabilities and equity	$72,282	$82,522	$2,435	$3,596	$-	$-

	Twelve Months Ended December 31,
	BOMAY		MIEFE		AAG*
	2015	2014	2015	2014	2015	2014

Revenue	$47,347	$73,148	$5,741	$5,161	$-	$1,078
Gross Profit	$8,353	$12,469	$1,112	$2,091	$-	$154
Earnings	$2,433	$5,136	$(567)	$336	$-	$4

The Company’s investments in and advances to its foreign joint ventures’ operations were as follows as of December 31, 2015 and 2014:

	2015				2014
	BOMAY*	MIEFE	AAG	TOTAL	BOMAY*	MIEFE	AAG	TOTAL
	(in thousands)				(in thousands)
Investments in foreign joint ventures:
Balance, beginning of year	$2,033	$14	$-	$2,047	$2,033	$14	$54	$2,101
Additional amounts invested and advanced	-	-	-	-	-	-	-	-
Withdrawal from joint venture	-	-	-	-	-	-	(54)	(54)
Balance, end of year	2,033	14	-	2,047	2,033	14	-	2,047
Undistributed earnings:
Balance, beginning of year	8,157	358	-	8,515	7,145	870	1,481	9,496
Equity in earnings (loss)	973	(232)	-	741	2,054	138	2	2,194
Dividend distributions	(1,032)	(137)	-	(1,169)	(1,042)	(650)	(830)	(2,522)
Withdrawal from joint venture	-	-	-	-	-	-	(653)	(653)
Balance, end of year	8,098	(11)	-	8,087	8,157	358	-	8,515
Foreign currency translation:
Balance, beginning of year	1,358	134	-	1,492	1,431	254	(249)	1,436
Change, during the year	(593)	71	-	(522)	(73)	(120)	178	(15)
Withdrawal from joint venture	-	-	-	-	-	-	71	71
Balance, end of year	765	205	-	970	1,358	134	-	1,492
Investments, end of year	$10,896	$208	$-	$11,104	$11,548	$506	$-	$12,054
*

Accumulated statutory reserves in equity method investments of $2.72 million and $2.10 million at December 31, 2015 and 2014, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

The Company accounts for its investments in foreign joint ventures’ operations using the equity method of accounting. Under the equity method, the Company’s share of the joint ventures’ operations’ earnings or losses is recognized in the consolidated statements of operations as equity income (loss) from foreign joint ventures’ operations. Joint venture income increases the carrying value of the joint ventures and joint venture losses reduce the carrying value. Dividends received from the joint ventures reduce the carrying value. In accordance with our long live policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment adjustment is necessary.

(7)	Income Taxes

The components of income (loss) before income taxes and dividends on preferred stock for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
	(in thousands)
United States	$(2,659)	$(7,255)
Foreign	741	2,194
	$(1,918)	$(5,061)

The components of the provision (benefit) for income taxes by taxing authority for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
	(in thousands)
Current provision:
Federal	$443	$-
Foreign	131	-
States	-	-
Total current provision	574	-
Deferred provision (benefit):
Federal	(114)	(309)
Foreign	-	-
States	(32)	(25)
Total deferred provision (benefit):	(146)	(334)
	$428	$(334)

Significant components of the Company’s deferred federal income taxes were as follows:

	December 31,	December 31,
	2015	2014
	Non-Current
Deferred tax assets:
Accrued liabilities	$22	$161
Deferred compensation	936	726
Allowance for doubtful accounts	73	111
Inventory	73	122
Net operating loss	4,137	3,848
Property and equipment	123	66
Foreign tax credit carry forward	3,226	2,811
Deferred tax assets	8,590	7,845
Deferred tax liabilities:
Valuation allowance	(8,590)	(7,845)
Equity in foreign investments	(2,755)	(2,523)
Intangible assets	-	-
Translation gain	(309)	(523)
Deferred tax liabilities	(11,654)	(10,891)
Net deferred tax assets (liabilities)	(3,064)	(3,046)

The provision for income taxes for the year ended December 31, 2015 was primarily a non-cash expense of $0.4 million and reflect deferred taxes associated with the Company’s foreign joint ventures. The Company’s deferred tax assets are primarily related to net operating loss carry forwards. A valuation allowance was established at December 31, 2015 and 2014 due to uncertainty regarding future realization of deferred tax assets.   Our total valuation allowance as of December 31, 2015 and 2014 is $8.64 million and $7.85 million, respectively.

The Company has federal net operating loss carry forwards of approximately $10.8 million which include $7.4 million acquired from AAT that are subject to the utilization limitation under Section 382 of the Internal Revenue Code. The Company has state net operating losses of $13 million.  These tax loss carry forwards are available to offset future taxable income and expire if unused during the federal tax year ending December 31, 2019 through 2031.

The Company’s 2008 U.S. federal income tax return was examined by the Internal Revenue Service (“IRS”). In the fourth quarter 2011, the IRS concluded its audit which adjusted the annual net operating loss carry forward limitation under Sec. 382 related to AAT’s pre-acquisition net operating loss carry forwards to $299,000 per year through 2027.  The Company has adopted the provisions of ASC Topic 740-10 “Income Taxes” to assess tax benefits claimed on a tax return should be recorded in the financial statements.  The Company has assessed all open tax years and has recorded no uncertain tax positions related to the open tax years. The Company is no longer subject to tax examination before 2012.

The difference between the effective income tax rate reflected in the provision for income taxes and the amounts, which would be determined by applying the statutory income tax rate of 34%, is summarized as follows:

	2015	2014
	(in thousands)
(Provision for) benefit from U.S federal statutory rate	$663	$1,611
Effect of state income taxes	32	35
Non-deductible business meals and entertainment expenses	(16)	(486)
Foreign income taxes included in equity in earnings	269	1,400
Accrual to return adjustments and other	(580)	(12)
Change in valuation allowance	(796)	(2,214)
Total (Expense)	$(428)	$334

The Company files income tax returns in the United States Federal jurisdiction and various state jurisdictions.

(8)	Notes Payable

The components of notes payable at December 31, 2015 and 2014 are as follows:

	2015	2014
	(In thousands)
Revolving credit agreement	$1,043	$-
Current portion of long-term notes payable......................................	300	222
Long-term notes payable	4,200	3,778
Total revolving credit agreement	$5,543	$4,.000

Principal payments of debt for years subsequent to 2015 are as follows (in thousands):

Amount
(In thousands)
2016	$1,343
2017	300
2018	300
2019	300
2020	3,300
$5,543

Revolving Credit Agreement

On December 29, 2015, the Company entered into a Loan Agreement (the “Loan Agreement”) with Frost Bank (“Frost”). The Loan Agreement provides two separate revolving credit facilities to the Company. The first facility (“Facility A”) provides the Company with a $4.00 million revolving line of credit with a two-year term maturing December 29, 2017, subject to a maximum loan amount (the “Borrowing Base”) based on a formula related to the value of certain of the Company’s accounts, inventories and equipment totaling $3.58 million at December 31, 2015. Under Facility A, the Company may borrow, repay and reborrow, up to the Borrowing Base. Facility A also allows the issuance of standby letters of credit. As of December 31, 2015, we had no letters of credit outstanding. Facility A requires a period of not less than 30 consecutive days during each calendar year that the entire outstanding principal amount of the revolving credit facility is paid. Upon Facility A’s maturity date, all outstanding principal and unpaid accrued interest is due and payable.  The Company borrowed $1.04 million under Facility A upon initiation of the Loan Agreement. As of December 31, 2015, we had $2.54 million of additional borrowing capacity.

The second facility (“Facility B”) provides the Company with a $4.50 million declining revolving line of credit. The Company may be borrow, repay and reborrow from the line. The amount available to borrow under Facility B declines from the initial $4.50 million by $0.15 million each six months. Facility B’s maturity date is December 29, 2020 when all outstanding principal and unpaid accrued interest is due and payable. The Company was advanced $4.50 million under Facility B upon the initiation of the Loan Agreement which was to pay off the remaining balance on the facility from JP Morgan Chase Bank N.A. (“Chase”) and as of December 31, 2015, the outstanding balance is $4.50 million.

Under the Loan Agreement, the interest rate on both facilities is LIBOR (0.61% at December 31, 2015) plus 2.75% per year. The Loan agreement also provides for usual and customary covenants and restrictions  including that the borrower must maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and will not permit the ratio of consolidated total liabilities to consolidated net worth to exceed 1.25.   Additionally, the Company’s obligations under Facility A are secured by:

1.     All our accounts receivable, whether now owned or hereafter acquired.

2.     All our inventory, whether now owned or hereafter acquired.

3.     All our machinery and equipment, whether now owned or hereafter acquired.

4.     A collateral assignment on all future distributions from joint ventures.

The Company’s obligations under Facility B are secured by:

1.     Our fee simple interest in certain real estate and improvements in Beaumont, Texas.

2.     Any parking, utility and ingress/egress easements on the foregoing property.

3.     A collateral assignment on all future distributions from joint ventures.

The Company’s subsidiaries, M&I Electric Industries, Inc. and South Coast Electric Systems, LLC are additional obligors on the Loan Agreement.

The Company had $5.54 million of borrowings outstanding under the Frost credit agreement at December 31, 2015 and $4.00 million at December 31, 2014.  The Company had additional borrowing capacity of $2.54 million and $3.20 million at December 31, 2015 and December 31, 2014 respectively.

(9)	Leases

New Corporate Office Lease

In late December 2013 the Company executed a new lease for office space at 1250 Wood Branch Park Drive, Houston, Texas. The lease covers approximately 13,000 square feet.

The term of the lease is 64 months and commenced upon completion of tenant improvements, which were completed in March 2014.

The Company leases equipment (principally trucks and forklifts) under operating lease agreements that expire at various dates to 2016. Rental expense relating to operating leases and other short-term leases for the years ended December 31, 2015 and 2014, amounted to approximately $0.4 million and $0.3 million, respectively.

The following is a schedule of future lease payments:

Year Ending December 31,	Amount
(In thousands)
2016	$690
2017	629
2018	596
2019	411
2020	207
$2,533

(10)	Stock and Stock-based Compensation

Employee Stock Purchase Plan

The Company issued 5,668 and 3,640 shares of Company stock during 2015 and 2014, respectively, in connection with an Employee Stock Purchase (“ESPP”) Plan that commenced in April 2008.

Restricted Stock Units

As amended in May 2014, the stock holders increased the share available under the plan from 1,100,000 to 1,700,000. The number of RSUs awarded is generally subject to the substantial achievement of budgeted performance and other metrics in the year granted. The RSUs do not have voting rights of the common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually vested and issued. In general, the awards convert to common stock on a one to one basis in 25% increments over four years from the grant date subject to a continuing employment obligation.

The following table summarizes the activity for unvested restricted stock units for the years ended December 31, 2015 and 2014:

	Units	Weighted Average Fair Value Per RSU
Unvested restricted stock units at December 31, 2013	471,630	$4.77
Awarded	160,000	$6.84
Vested	(211,719)	$4.23
Forfeited	(251,269)	$6.47
Unvested restricted stock units at December 31, 2014	168,642	$4.88
Awarded	231,356	$3.47
Vested	(72,298)	$4.44
Forfeited	(11,853)	$4.55
Unvested restricted stock units at December 31, 2015	315,847	$3.99

Compensation expense of approximately $0.46 million and $0.68 million was recorded in general administrative expense for the years ended December 31, 2015 and 2014, respectively, to reflect the fair value of the original RSU’s granted or anticipated to be granted less forfeitures, amortized over the portion of the vesting period occurring during the period. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Stock Market (“NASDAQ”) on the grant date. Based upon the fair value on the grant date of the number of shares awarded or expected to be awarded, it is anticipated that approximately $2.10 million of additional compensation cost will be recognized in future periods through 2017. The weighted average period over which this additional compensation cost will be expensed is 3 years.

During February 2016, the Board of Directors approved the grants of approximately 343,000 RSUs in conjunction with the Plan, of which, approximately 275,000 units are subject to 2016 fiscal performance measures.

Stock Options

The Company recognizes compensation expense related to stock options in accordance with ASC 718 and has measured the share-based compensation expense for stock options granted based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The weighted average fair values were calculated using the Black Scholes-Merton option pricing model. There were no options issued in 2015 or 2014, and no stock options outstanding as of December 31, 2015 and 2014.

Details of stock option activity during the years ended December 31, 2015 and 2014 follows:

	2015	2015 Weighted Average Exercise Price	2014	2014 Weighted Average Exercise Price
Outstanding at beginning of year	-	$-	16,944	$4.09
Options granted	-	-	—	—
Options exercised	-	-	(11,980)	4.09
Options forfeited	-	-	—	4.09
Options expired	-	-	(4,964)	4.09
Outstanding at end of year	-	-	-	-
Exercisable at end of year	-	$-	-	$-

No Compensation expense was recorded in the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was no unrecognized compensation cost related to stock option awards.

Board of Directors Compensation

Directors who are not employees of the Company and who do not have a compensatory agreement providing for service as a director of the Company receive a retainer fee payable quarterly. Eligible directors may elect to defer 50% to 100% of their retainer fee, which may be used to acquire common stock of the Company at the fair market value on the date the retainer fee would otherwise be paid, acquire stock units equivalent to the fair market value of the Company’s common stock on the date the retainer fee would otherwise be paid, or be paid in cash. During the years ended December 31, 2015 and 2014, directors of the Company elected to defer retainer fees to acquire approximately 36,200 and 18,000, respectively, stock units. Compensation expense of approximately $178,000 and $130,000 was recorded in the years ended December 31, 2015 and 2014 respectively, which is included in general and administrative expenses in the consolidated statements of operations.

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

The Series A Convertible Preferred Stock ranks senior to all other equity instruments of the Company, including the Company’s common stock. The Series A Convertible Preferred Stock accrues cumulative dividends at a rate of 6% per annum, whether or not dividends have been declared by the Board of Directors and whether or not there are profits, surplus or other funds available for the payment of such dividends. The Company may pay such dividends in shares of the Company’s common stock based on the then current market price of the common stock. At any time following a material default by the Company, as defined in the Securities Purchase Agreement, or April 30, 2017, the holders of a majority of the outstanding shares of the Series A Convertible Preferred Stock may require the Company to redeem the Series A Convertible Preferred Stock at a redemption price equal to the lessor of (i) the liquidation preference per share (initially $5.00 per share, subject to adjustments for certain future equity transactions defined in the Securities Purchase Agreement) and (ii) the fair market value of the Series A Convertible Preferred Stock per share, as determined in good faith by the Company’s Board of Directors. As of December 31, 2015 and 2014, the redemption price per share was $5.00 in both years. The redemption price, plus any accrued and unpaid dividends, shall be payable in 36 equal monthly installments plus interest at an annual rate of 6%.

The preferred stock and warrants were issued for a total of $5.0 million. This amount was allocated to the preferred stock and warrants based on their relative fair values. The fair value of the warrants was calculated using the Black Scholes-Merton pricing model using the following weighted average assumptions, at the grant date:

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

The initial values allocated to the warrants were recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the warrants is accreted to retained earnings through the scheduled redemption date of the mandatorily redeemable Series A Convertible Preferred Stock. Discount accretion for the year 2015 totaled $0.05 million and 0.05 million in 2014.

(12)	Employee Benefit and Bonus Plans

The employees of the Company are eligible to participate in a 401(k) plan sponsored by the Company. The plan is a defined contribution 401(k) Savings and Profit Sharing Plan (the “Plan”) that covers all full-time employees who meet certain age and service requirements. The Company may provide discretionary contributions to the Plan as determined by the Board of Directors. For the years ended December 31, 2015 and 2014, the Company contributed none to the plan.

The Company maintains an “Executive Performance” bonus plan, which covers approximately 55 key employees. Under the plan, the participants receive a percentage of a bonus pool based primarily on pre-tax income in relation to budget. The Board of Directors approves the Executive Performance plan at the beginning of each year. During the years ended December 31, 2015 and 2014, the Company recorded approximately $0.46 million and $0.12 million under the plan, respectively, all of which was included in accrued payroll and benefits expenses as of the respective year end.

(13)	Related Party Transactions

During 2015 and 2014, the Company received legal advice on various Company matters from a law firm related to a director of the Company. The Company incurred expenses totaling approximately $0.05 million and $0.05 million related to these services during 2015 and 2014, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2015 and 2014, there were no overdue outstanding amounts owed to this law firm for services provided.

The Company, upon approval from the Board, has an employment agreement with the Executive Chairman of the Board of Directors (“Executive Chairman”), whereby the Company compensated the Executive Chairman $0.13 million and $0.13 million during 2015 and 2014, respectively. Under the terms of the agreement, the Executive Chairman will assist in international joint venture relations and operations, technical developments, manufacturing and transformative business development projects and other special projects assigned by the Company. In November 2013, the Company amended the agreement to extend the term through 2015 with annual compensation of $0.13 million and $0.13 million for 2015 and 2014. In addition, the amendment included a bonus equal to 1% of the amount reported by the Company as equity income from foreign joint ventures’ operations in the consolidated statements of operations. During 2015 and 2014, the Company paid compensation of $0.13 million and $0.13 million, respectively, under the terms of the agreement, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

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

During 2015, we reorganized our continuing operations under our Chief Operating Officer. As a result of these changes, the Company manages its continuing operations as a single segment and has removed the presentation of business segments in these Notes to Condensed Consolidated Financial Statements. The Company will report its financial statements as a single segment.

(15)	Quarterly Results for Continuing Operations

The following table reflects the quarterly information for continuing operations for the applicable time periods.

	2015
	Q1	Q2	Q3	Q4	Total
Net Sales	$15,311	$12,302	$13,780	$7,690	$49,083
Gross Profit	2,283	2,044	2561	(298)	$6,590
Net income (loss)	274	547	204	(3,618)	(2,593)
Earnings (loss) per share:
Basic	$0.02	$0.06	$0.01	$(0.45)	$(0.36)

	2014
	Q1	Q2	Q3	Q4	Total
Net Sales	$15,848	$13,430	$14,283	$13,693	$57,254
Gross Profit	2,435	2,028	495	37	4,995
Net income (loss)	848	1,062	(1,982)	(1,982)	(2,054)
Earnings (loss) per share:
Basic	$0.09	$0.12	$(0.25)	$(0.25)	$(0.29)

(16)	Commitments and Contingencies

On September 1, 1999, the Company created a group medical and hospitalization minimum premium insurance program. For the policy year ended August 2015, the Company is liable for all claims each year up to $70,000 per insured, or $1.7 million in the aggregate. An outside insurance company insures any claims in excess of these amounts. The Company’s expense for this minimum premium insurance totaled $1.16 million and $1.17 million during the years ended December 31, 2015 and 2014. Insurance reserves included in accrued payroll and benefits in the accompanying consolidated balance sheets were approximately $0.00 million and $0.17 million at December 31, 2015 and 2014. The Company is contingently liable for secured letters of credit of $1.25 million as of December 31, 2015 in relation to performance guarantees on certain customer contracts.

(17)	Earnings (Loss) from Continuing Operations Per Common Share

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding for the year ended December 31, 2015 and 2014. Diluted earnings (loss) per common share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and other units subject to anti-dilution limitations.

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except share and per share data):

	Year Ended December 31,
		2015	2014
Net income (loss)**		$(2,942)	$(2,399)
Weighted average basic shares		8,241,585	8,182,034
Dilutive effect of stock options, restricted stock units, preferred stock and warrants*		0	0
Total weighted average diluted shares with assumed conversions		8,241,585	8,182,034
Earnings loss from continuing operations per common share:
Basic	$	$(0.36)	$(0.29)
Dilutive	$	$(0.36)	$(0.29)

*No units or shares are considered when losses cause the effect to be anti-dilutive.

**Net income (loss) represents net income (loss) from continuing operations less the dividends on redeemable convertible preferred stock.

(18)	Discontinued Operations

AAT results are considered discontinued operations, presented below continuing operations in the accompanying Consolidated Statements of Operations, and its assets and associated liabilities are carried as assets and liabilities held for sale. The sale of all non-cash assets excluding the real property closed effective August 14, 2014. The real estate was leased to the buyer for a minimum of one year with an option to purchase. The purchase option was executed and the property was sold on December 15, 2015. No further discontinued operations will result from AAT operations.

The following tables summarize the AAT assets and liabilities held for sale, the operating results for AAT and its impairment charge, and AAT’s summary cash flow components:

American Access Technologies, Inc.

Assets and Liabilities held for sale

(in thousands)

	For the Year Ended December 31,
	2015	2014
Current assets held for sale	$-	$-
Long term assets held for sale*	-	650
Total assets held for sale	$-	$650
Current liabilities held for sale	-	-
Total liabilities held for sale	-	-
Net assets and liabilities held for sale	$-	$650

*During the third quarter 2015, the Long term asset held for sale was transferred to the Condensed Consolidated Balance Sheet

American Access Technologies, Inc.

Condensed Statements of Operations

Unaudited

(in thousands)

	For the Year Ended December 31,
	2015	2014
Operating income (loss) from discontinued operations	$-	$(373)
Provision for income taxes	-	-
Valuation provision ("impairment") on assets for sale	-	(2,300)
Net loss after tax	$-	$(2,673)

American Access Technologies, Inc.

Condensed Statements of Cash Flow Components

Unaudited

(in thousands)

	For the Year Ended December 31,
	2015	2014
Net cash (used in) operating activities	$-	$(1,967)
Net cash provided by (used in) investing activities*	-	2,769
Net cash (used in) financing activities	-	-
Advances (to) from parent	-	(802)
Net increase (decrease) in cash and cash equivalents	$-	$-

* Includes sale proceeds of $2.3 million.

Cash is not included in assets held for sale and is included in the consolidated balance sheets in cash.