Form 10-Q
period 2016-03-31
American Electric Technologies Inc
filed 2016-05-16
CIK 1043186

.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

As of May 11, 2016 the registrant had 8,292,753 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended March 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2016	December 31,
	(unaudited)	2015
Assets
Current assets:
Cash and cash equivalents	$7,109	$7,989
Restricted short-term investments	507	507
Accounts receivable-trade, net of allowance of $271 and $225 at March 31, 2016 and December 31, 2015	4,628	6,853
Inventories, net of allowance of $78 and $60 at March 31, 2016 and December 31, 2015	965	1,325
Cost and estimated earnings in excess of billings on uncompleted contracts	4,006	2,302
Prepaid expenses and other current assets	283	324
Total current assets	17,498	19,300
Property, plant and equipment, net	7,848	7,915
Advances to and investments in foreign joint ventures	11,251	11,104
Intangibles	218	218
Other assets	72	49
Total assets	$36,887	$38,586
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Revolving line of credit	$2,000	$1,043
Current portion of long-term note payable	300	300
Accounts payable	3,555	4,031
Accrued payroll and benefits	625	476
Other accrued expenses	486	666
Billings in excess of costs and estimated earnings on uncompleted contracts	2,289	1,629
Other current liabilities	143	210
Total current liabilities	9,398	8,355
Long-term note payable	4,200	4,200
Deferred compensation	294	305
Deferred income taxes	3,058	3,064
Total liabilities	16,950	15,924
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $658 at March 31, 2016 and $671 at December 31, 2015; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015	4,342	4,329
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,436,295 and 8,385,929 shares issued and 8,290,418 and 8,254,001 shares outstanding at March 31, 2016 and December 31, 2015	8	8
Treasury stock, at cost 145,877 shares at March 31, 2016 and 131,928 shares at December 31, 2015	(828)	(792)
Additional paid-in capital	12,202	12,032
Accumulated other comprehensive income	409	310
Retained earnings; including accumulated statutory reserves in equity method investments of $2722 at March 31, 2016 and December 31, 2015	3,804	6,775
Total stockholders’ equity	15,595	18,333
Total liabilities, convertible preferred stock and stockholders’ equity	$36,887	$38,586

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Net sales	$8,298	$15,311
Cost of sales	8,207	13,028
Gross profit	91	2,283
Operating expenses:
Research and development	523	138
Selling and marketing	876	603
General and administrative	1,346	1,267
Total operating expenses	2,745	2,008
Income (loss) from operations	(2,654)	275
Net equity income (loss) from foreign joint ventures’ operations:
Equity income (loss) from foreign joint ventures’ operations	(195)	116
Foreign joint ventures’ operations related expenses	(51)	(98)
Net equity income (loss) from foreign joint ventures’ operations	(246)	18
Income (loss) from operations and net equity income from foreign joint ventures’ operations	(2,900)	293
Other income (expense):
Interest expense and other, net	(39)	(19)
Income (loss) before income taxes	(2,939)	274
Provision for (benefit from) income taxes	(56)	-
Net income (loss) before dividends on redeemable convertible preferred stock	(2,883)	274
Dividends on redeemable convertible preferred stock	(88)	(87)
Net income (loss) attributable to common stockholders	$(2,971)	$187
Earnings (loss) per common share:
Basic	$(0.36)	$0.02
Diluted	$(0.36)	$0.02
Weighted - average number of common shares outstanding:
Basic	8,263,223	8,206,684
Diluted	8,263,223	8,441,782

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss) before dividends on redeemable convertible preferred stock	$(2,883)	$274
Other comprehensive income:
Foreign currency translation gain (loss), net of deferred income taxes of ($51) and $76 for the three months ended March 31, 2016 and 2015	99	(147)
Total comprehensive income (loss)	$(2,784)	$127

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(2,883)	$274
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	(56)	-
Equity income (loss) from foreign joint ventures’ operations	195	(116)
Depreciation and amortization	221	237
Stock based compensation	165	127
Bad debt expense	69	15
Obsolete inventory expense	18	18
Deferred compensation costs	(11)	4
Change in operating assets and liabilities:
Accounts receivable	2,339	(582)
Inventories	343	(377)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,704)	(641)
Prepaid expenses and other current assets	(99)	(74)
Accounts payable	(485)	473
Billings in excess of costs and estimated earnings on uncompleted contracts	660	191
Accrued liabilities and other current liabilities	(408)	(14)
Net cash provided by (used in) operating activities	(1,636)	(465)
Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(113)	(307)
Net cash provided by (used in) from investing activities	(113)	(307)
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	4	8
Treasury stocks purchase	(36)	(70)
Preferred stock cash dividend	(75)	(75)
Proceeds from long-term notes payable	-	4,000
Advances from revolving credit facility (repayments)	957	(4,000)
Payments on long-term notes payable	-	(22)
Net cash provided by (used in) financing activities	850	(159)
Effect of exchange rate on cash	19	-
Net increase (decrease) in cash and cash equivalents	(880)	(931)
Cash and cash equivalents, beginning of period	7,989	3,550
Cash and cash equivalents, end of period	7,109	2,619

Supplemental disclosures of cash flow information:
Interest paid	$41	$32
Income taxes paid	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Electric Technologies, Inc. and its wholly-owned subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”)  have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2016 and December 31, 2015 and results of operations for the three months ended March 31, 2016 and 2015. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on March 30, 2016. All dollar amounts disclosed in the footnotes are stated in thousands.

2. Earnings per Common Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the three months ended March 31, 2016 and 2015 .

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

For the three months ended March 31, 2016, common stock equivalents from convertible instruments, stock options and other stock units have been excluded from the calculation of weighted average diluted shares because all such instruments were anti-dilutive.

The following tables set forth the computation of basic and diluted common shares.

	Three Months Ended
	March 31,
	2016	2015
Weighted average basic shares	8,263,223	8,206,684
Dilutive effect of preferred stock, warrants, stock options and restricted stock units	-	235,098
Total weighted average diluted shares	8,263,223	8,441,782

3. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017). We are currently evaluating the future impact of our pending adoption of ASU No. 2014-09 on our consolidated financial statements and have not yet determined the method with which we will adopt the standard in 2018.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718,

Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in ASU No. 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU No. 2014-12 did not have a significant impact on the Company’s consolidated financial position, results of operations and disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplified Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income statement – Extraordinary and Unusual Items, requires that an entity separately classify, present and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU No. 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments of ASU No. 2015-01 can be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The adoption of ASU No. 2015-01 did not have a significant impact on the Company’s consolidated financial position, results of operations and disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU No. 2015-02 focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification TM and improves current U.S. GAAP by: (1) Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met; (2) Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. ASU No. 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU No. 2015-02 did not have a significant impact on the Company’s consolidated financial position, results of operations and disclosures.

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

In September 2015, the FASB issued ASU No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU No. 2015-16 requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015. ASU No. 2015-16 should be applied retrospectively and early adoption is permitted. The adoption of ASU No. 2015-16 did not have a significant impact on the Company’s consolidated financial position, results of operations and disclosures.

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

4. Investments in Foreign Joint Ventures

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

BOMAY was formed in 2006 in China with a term of 12 years. The term of the joint venture may be extended upon agreement of all parties. In such case, the joint venture shall apply for the extension to the relevant Chinese authority six months before expiry of the venture. At this time, AETI has no indication that the joint venture will not be extended beyond 12 years.

Sales to joint ventures, made on an arm’s length basis, totaled $0.04 million and $0.15 million for the three months ended March 31, 2016 and 2015.

Summary (unaudited) financial information of our foreign joint ventures in U.S. dollars was as follows at March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 (in thousands):

	BOMAY		MIEFE
	2016	2015	2016	2015
Assets:
Total current assets	$67,466	$68,151	$1,520	$2,365
Total non-current assets	4,096	4,131	71	70
Total assets	$71,562	$72,282	$1,591	$2,435
Liabilities and equity:
Total liabilities	$43,254	$44,415	$1,758	$1,930
Total joint ventures’ equity	28,308	27,867	(167)	505
Total liabilities and equity	$71,562	$72,282	$1,591	$2,435

	Three Months Ended March 31,
	BOMAY		MIEFE
	2016	2015	2016	2015

Revenue	$6,987	$8,802	$662	$1,734
Gross Profit	$1,144	$1,714	$171	$183
Earnings	$231	$479	$(669)	$(184)

The following is a summary of activity in investments in foreign joint ventures for the three months ended March 31, 2016 (unaudited):

	March 31, 2016
	BOMAY**	MIEFE	TOTAL
	(in thousands)
Investments in foreign joint ventures:
Balance at December 31, 2015	$10,896	$208	$11,104
Equity in earnings (loss) in 2016	79	(3)	76
Foreign currency translation adjustment	71	-	71
Balance at March 31, 2016	$11,046	$205	$11,251

Components of investments in foreign joint ventures:
Investment in joint ventures	$2,033	$15	$2,048
Undistributed earnings	8,177	(15)	8,162
Foreign currency translation	836	205	1,041
Investments, end of period	$11,046	$205	$11,251
**

Accumulated statutory reserves of $2.72 million in equity method investments at March 31, 2016 and December 31, 2015, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

Under the equity method of accounting, the Company’s share of the joint ventures’ operations’ earnings or loss is recognized in the condensed consolidated statement of operations as equity income (loss) from foreign joint ventures’ operations. Joint venture income increases the carrying value of the joint venture investment and joint venture losses, as well as dividends received from the joint ventures, reduce the carrying value of the investment. During the three months ended March 31, 2016, the Company recognized losses from its investment in MIEFE of $0.27 million.  Losses were applied to the investment balance to the extent of the Company’s initial investment, with the remaining $0.27 million accrued in other current liabilities to reflect the Company’s intention to fund their share of losses.

The Company reviews its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

5. Notes Payable

Revolving Credit Agreement

On December 29, 2015, the Company entered into a Loan Agreement (the “Loan Agreement”) with Frost Bank (“Bank”). The Loan Agreement provides two separate revolving credit facilities to the Company. The first facility (“Facility A”) provides the Company with a $4.00 million revolving line of credit with a two-year term maturing December 29, 2017, subject to a maximum loan amount (the “Borrowing Base”) based on a formula related to the value of certain of the Company’s accounts, inventories and equipment totaling $3.46 million at March 31, 2016. Under Facility A, the Company may borrow, repay and reborrow, up to the Borrowing Base. Facility A also allows the issuance of standby letters of credit. As of March 31, 2016, we had no letters of credit outstanding. At March 31, 2016, the outstanding balance of Facility A is $2.00 million.

The second facility (“Facility B”) provides the Company with a $4.50 million declining revolving line of credit. The Company may borrow, repay and reborrow from the line. The amount available to borrow under Facility B declines from the initial

$4.50 million by $0.15 million each six months. Facility B’s maturity date is December 29, 2020 when all outstanding principal and unpaid accrued interest is due and payable of March 31, 2016, the outstanding balance is $4.50 million.

Under the Loan Agreement, the interest rate on both facilities is LIBOR (0.63% at March 31, 2016) plus 2.75% per year. The Loan agreement also provides for usual and customary covenants and restrictions  including that the borrower must maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and a ratio of consolidated total liabilities to consolidated net worth not to exceed 1.25. As of March 31, 2016, the Company was not in compliance with the fixed charge coverage ratio but subsequently obtained a waiver from the Bank, whereby, the Bank waived this non-compliance. As a condition to obtaining the waiver, the Company has agreed to maintain a minimum deposit balance of $1.00 million with the Bank, limit borrowings under the revolving line of credit to $1.00 million until such time the Company is in compliance and the interest rate for funds drawn on the line of credit will increase to LIBOR plus 4.00% per year.

The Company had a total of $6.50 million of borrowings outstanding under the Bank Loan Agreement at March 31, 2016 and $5.54 million at December 31, 2015.

6. Inventories

Inventories consisted of the following at March 31, 2016 (unaudited) and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
	(in thousands)
Raw materials	$636	$594
Work-in-process	407	791
	1,043	1,385
Less: allowance	(78)	(60)
Total inventories	$965	$1,325

7. Income Taxes

The tax benefit for the three months ended March 31, 2016 reflect a 34% U.S. tax rate related to the equity in earnings from foreign joint ventures’ operations, net of dividends received resulting in an effective rate of 2% benefit. The tax provision for the three months ending March 31, 2015 reflects a 34% U.S. tax rate related to the equity in foreign joint ventures’ operations, net of dividends received, for an effective rate of 0%.

8. Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of March 31, 2016 and December 31, 2015 because of the relatively short maturity of these instruments.

The carrying amount of our long-term note payable approximates the fair value as the interest rate on the note is based on a market rate.

9. Redeemable Convertible Preferred Stock

In conjunction with the issuance of the Redeemable Convertible Preferred Stock, Series A in May 2012, warrants were issued for common stock.

The initial value allocated to the warrants was recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the warrants is accreted to retained earnings through the scheduled redemption date of the redeemable Series A Convertible Preferred Stock. Discount accretion for the three months ended March 31, 2016 and 2015 totaled $0.01 million and $0.01 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in the Form 10-Q and the consolidated financial statements included in the 2015 Annual Report on Form 10-K filed on March 30, 2016. Historical results and percentage relationships set forth in the condensed consolidated statements of operations and cash flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.

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

These statements, including statements regarding our capital needs, business strategy, expectations and intentions, are subject to numerous risks and uncertainties, many of which are beyond our control, including our ability to maintain key products’ sales or effectively react to other risks including those discussed in Part I, Item 1A, Risk Factors, of our 2015 Annual Report on Form 10-K filed on March 30, 2016. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of M&I Electric Industries, Inc. including its wholly-owned subsidiaries, South Coast Electric Systems, LLC and M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”).

Overview

The Company is a leading provider of power delivery solutions to the global energy industry.

The principal markets that we serve include:

•

Power generation and distribution– the Company designs, optimizes, manufactures, commissions, and maintains our equipment for implementation in base-load, peaking power, cogeneration, and substation transmission facilities worldwide.

•

The Company sells power delivery solutions to Original Equipment Manufacturers (OEM) such as  natural gas and steam turbine manufacturers, and diesel and natural engine-generator (gen-set) manufacturers and dealers for deployment with the OEM power generation products.

•

The Company sells our power delivery products and solutions to Power Generation and Distribution oriented Engineering Procurement and Construction (EPC) firms, and to high voltage service companies for the projects they have under contract.

•	The Company also participates in renewable power generation projects including biomass power generation, geothermal power generation and other renewable energy related businesses.
•	Oil & gas – the Company provides “turn-key” power delivery solutions for the upstream, midstream and downstream oil and natural gas sectors.
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

•	Downstream, which includes oil refining and petrochemical plants, as well as oil and gas export and storage facilities and Liquefied Natural Gas (LNG) projects.
•	Marine and Industrial
•

Marine applications includes blue water vessels such as platform supply vessels (PSV), offshore supply vessels (OSV), tankers and other various work boats, typically up to 300 ft. in length. The Company also provides solutions to brown water vessels such as barges and other river and inland water vessels.

•	Industrial projects include non-oil & gas chemicals, as well as steel, paper, heavy commercial, and other industrial applications.

Foreign Operations

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

•	M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 41% interest; MIEFE’s general manager holds an 8% interest and, Sonepar of France, holds a 51% interest.

Finally, in Brazil, we have a wholly-owned subsidiary, M&I Electric Brazil, with offices in Rio de Janeiro and Macaé to serve this market.

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

The Company has recently announced its new IntelliSafe™ medium voltage Arc-resistant switchgear product line. Designed for the refining and petrochemical industries, process industries and the power generation market. IntelliSafe is built with the goal of being the safest arc-resistant product on the market, and meets key industry specifications and certifications.

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

Locations

Our Company headquarters are located in Houston, Texas. We have domestic facilities and sales offices in Texas and Mississippi. We have minority interests in foreign joint ventures which have facilities in Singapore and Xian, China. We also operate as a wholly-owned subsidiary with two locations (Macaé and Rio de Janiero) in Brazil to offer our services to the Brazil oil & gas, marine vessel, and industrial markets.

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

Carrying Value of Joint Venture Investments – The Company reviews its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. Based on the most recent review, management believes the carrying value of investments in foreign joint ventures is recoverable. During the three months ended March 31, 2016, the Company recognized losses from its investment in MIEFE of $0.27 million.  Losses were applied to the investment balance to the extent of the Company’s initial investment, with the remaining $0.27 million accrued in other current liabilities to reflect the Company’s intention to fund their share of losses.

Business Outlook

As previously described, the Company participates in the oil & gas, power generation and distribution and the marine and industrial markets.  Beginning in December of 2014, the global energy market started to experience a significant decline in the price of oil. This oil price decline has had a significant impact on new projects for the land and offshore drilling market in North America and globally. In 2015, the Company started to see an impact in the midstream portion of the oil & gas market including reduced order flow from oil and natural gas infrastructure projects such as pipelines and for gas processing projects. As part of the capital spending delays from our customers and the cancellation of several projects in the industry, the Company has also experienced pricing pressures which could lead to continued margin erosion.

The Company believes that the refining and petrochemical markets which benefit from low oil & natural gas prices, will remain a focus for the Company in 2016 and we are relying on our sales team selling our new IntelliSafe™ arc-resistant switchgear to gain additional new customers.

The Company also continues to focus its marketing efforts in the power generation and distribution market. The Company believes there are drivers underpinning market potential in this sector, including the need for further power generation capacity in the United States, the desire to move away from coal to natural gas for base load power due to environmental reasons and the need for the U.S. to upgrade its aging power distribution infrastructure.

The Company has implemented several strategic initiatives to manage through this market environment. We have focused our improving operations to increase margins, assure adherence to tight project schedules, and to increase customer satisfaction.

Finally, we are managing our cash and our cost structure as required. In this regard, the Company executed a reduction in force resulting in an accrual of non-recurring severance costs of $0.40 million and an anticipated annual reduction of selling and marketing, general and administrative and indirect costs of approximately $2.20 million.

OVERALL RESULTS OF OPERATIONS

The following table represents revenue and income (loss) from consolidated operations and net equity income from foreign joint ventures’ operations, for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Net sales	$8,298	$15,311
Cost of sales	8,207	13,028
Gross profit	91	2,283

Operating expenses:
Research and development	523	138
Selling and marketing	876	603
General and administrative	1,346	1,267
Total operating expenses	2,745	2,008

Income (loss) from operations	(2,654)	275

Net equity income (loss) from foreign joint ventures’ operations:
Equity income (loss) from foreign joint ventures’ operations	(195)	116
Foreign joint ventures’ operations related expenses	(51)	(98)
Net equity income (loss) from foreign joint ventures’ operations	(246)	18

Income (loss) from operations and net equity income from foreign joint ventures’ operations	$(2,900)	$293

Sales to foreign joint ventures are made on an arm’s length basis. See Footnote 4 in notes to condensed consolidated financial statements for detailed financial information on the foreign joint ventures.

Non-U.S GAAP Financial Measures

A non-U.S. GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. Please see the Company’s Annual Report on Form 10-K for 2015 filed on March 30, 2016 for a more in-depth discussion of this indicator, earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Non-U.S. GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with U.S. GAAP.

          The table below shows the reconciliation of net income (loss) attributable to common stockholders to “EBITDA” for the three and three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss) attributable to common stockholders	$(2,971)	$187
Add: Depreciation and amortization	221	237
Interest expense and other, net	39	19
Benefit for income taxes	(56)	-
Dividend on redeemable preferred stock	88	87
EBITDA	$(2,679)	$530

Backlog

The order backlog at March 31, 2016 and December 31, 2015 was $19.6 million and $19.0 million, respectively. We expect the majority of our backlog to be realized in the balance of the 2016 fiscal year.

Business Sector Disclosures

Our financial results are reported in our three major market sectors. These sectors are Oil and Gas; Power Generation and Distribution and Marine and Other Industrial. The products we manufacture and the services we provide are consistent in application within all the sectors. This information is supplemental and provided to allow investors to follow our future trends in marketing to various customer groups.

	For the Three Months Ended March 31, 2016 and 2015
	(in thousands)
2016	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$6,881	$224	$1,193	$8,298
Gross Profit	12	36	43	91
Gross Profit as % of Revenue	0%	16%	4%	1%

2015
Revenue	$11,522	$2,580	$1,209	$15,311
Gross Profit	1,560	559	164	2,283
Gross Profit as % of Revenue	14%	22%	14%	15%

Three Months Ended March 31, 2016 as Compared with the Three Months Ended March 31, 2015

Revenue and Gross Profit

Revenues decreased 46%, or $7.01 million, to $8.30 million in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to the decline in our power generation and oil and gas sectors. The declines were partially offset by $0.65 million in revenue from our Brazilian subsidiary.

Gross profit decreased 96%, or $2.19 million, to $0.09 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Gross profit as a percentage of revenues decreased to 1% in the three months ended March 31, 2016, compared to 15% in the three months ended March 31, 2015. The decrease in profitability was primarily attributable to lower revenue.

Research and development costs

Research and development costs increased by 279%, or $0.39 million to $0.52 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, as we focused our R&D efforts on IntelliSafe™ medium voltage arc resistant switchgear R&D program.

Selling and Marketing Expenses

Selling and marketing costs increased by 45%, or $0.27 million to $0.88 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, due to a focus in penetrating new market sectors. Selling and marketing expenses, as a percentage of revenues, increased to 11% during the three months ended March 31, 2016, compared to 4% during the three months ended March 31, 2015.

General and Administrative Expenses

General and administrative expenses increased by 6%, or $0.08 million to $1.35 million during the three months ended March 31, 2016, when compared to the three months ended March 31, 2015, primarily due to a severance accrual related to expense management. General and administrative expenses, as a percentage of revenues, increased to 13% during the three months ended March 31, 2016, compared to 8% during the three months ended March 31, 2015.

Foreign Joint Venture Equity

Net equity from foreign joint venture operations decreased by 1467%, or $0.26 million to ($0.25) million during the three months ended March 31, 2016, when compared to the three months ended March 31, 2015. The decrease is primarily due to lower market demand in China and in Southeast Asia.

Other Income (Expense)

Interest expense and other expenses increased by 105% or $0.02 million to $0.04 million during the three months ended March 31, 2016, when compared to the three months ended March 31, 2015, primarily due to the interest payments on the two new revolving credit facilities. Interest expense and other expenses, as a percentage of revenues, increased to 0.47% during the three months ended March 31, 2016 compared to 0.12% during the three months ended March 31, 2015.

Income Tax Provision

The benefit from income taxes for the three months ended March 31, 2016 was $0.56 million which reflects the benefit from taxes on our earnings from our foreign joint ventures net of dividends received, calculated using a tax rate of 34%.

Income from operations

In the three months ended March 31, 2016, we recorded a net loss before dividends on redeemable convertible preferred stock from operations of ($2.88) million, or ($0.36) of basic share per common stock, compared to an income of $0.27 million, or $0.02 of basic share per common stock, in the three months ended March 31, 2015. See Note 2. Earnings per Common Share.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2016	December 31, 2015
	(in thousands except percentages and ratios)
Working capital	$8,100	$10,945
Current ratio	1.9 to 1	2.3 to 1
Debt as a percent of total capitalization	17%	13%

Notes Payable

At March 31, 2016 and December 31, 2015 the Company had total borrowings of $6.50 million and $5.54 million, respectively.

The Company believes its existing cash, working capital and credit facility combined with operating earnings will be sufficient to meet its working capital needs for the next twelve months. The Company continues to review growth opportunities and depending on the business needs may raise cash in the form of debt, equity, or a combination of both.

Operating Activities

During the three months ended March 31, 2016, the Company used cash of $1.64 million from operations as compared to using $0.47 million for the same period in 2015. This was primarily the result of the net loss from operations.

Investing Activities

During the three months ended March 31, 2016, the Company’s investing activities used cash of $0.11 million compared to $0.31 million for the comparable period in 2015. The decrease in 2016 is mainly attributed to the building of a show trailer.

Financing Activities

During the three months ended March 31, 2016, the Company’s financing activities provided cash of $0.85 million compared to using $0.16 million in the comparable period in 2015 due to a net increase in borrowings of $0.96 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The markets in which we participate are capital intensive and cyclical in nature. The volatility in customer demand is greatly driven by the change in the price of oil and gas. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Coordination of project start dates is matched to the customer requirements and projects may take a number of months to complete. Schedules also may change during the course of any particular project. For more information please see Item 2 of the Management Discussion and Analysis – Business Outlook.

Interest Rate Risk

Our interest rate sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through December 29, 2017. The revolving promissory note, effective in December 2015, has a similar interest rate exposure, with semi-annual payments of $0.15 million. The outstanding balance is due December 2020. At March 31, 2016, the Company had $6.50 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (0.63% at March 31, 2016) plus 2.75% per year. The loan agreements are collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

The Company operates a subsidiary in Brazil and maintains equity method investments in its Singapore and Chinese joint ventures, MIEFE and BOMAY respectively. The functional currencies of the Brazil subsidiary and the joint ventures are the Brazilian Real, Singapore Dollar and the Chinese Yuan, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income, net of tax, in our condensed consolidated balance sheets. In the current three months, this item increased from $0.31 million at December 31, 2015 to $0.41 million at March 31, 2016 due principally to the weakening of the United States Dollar against the Brazilian Real.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the disclosure controls and procedures were effective as of March 31, 2016.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended March 31, 2016 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our loan agreement prohibits the payment of cash dividends on our common stock.

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

Date: May 16, 2016

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ William B. Brod
William B. Brod
Chief Financial Officer (Principal Financial Officer)