Form 10-Q
period 2016-06-30
American Electric Technologies Inc
filed 2016-08-15
CIK 1043186

.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

As of August 11, 2016 the registrant had 8,330,524 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended June 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2016	December 31,
	(unaudited)	2015
Assets
Current assets:
Cash and cash equivalents	$3,961	$7,989
Restricted short-term investments	507	507
Accounts receivable-trade, net of allowance of $257 and $225 at June 30, 2016 and December 31, 2015	7,444	6,853
Inventories, net of allowance of $73 and $60 at June 30, 2016 and December 31, 2015	1,093	1,325
Cost and estimated earnings in excess of billings on uncompleted contracts	5,374	2,302
Prepaid expenses and other current assets	298	324
Total current assets	18,677	19,300
Property, plant and equipment, net	7,591	7,915
Advances to and investments in foreign joint ventures	10,650	11,104
Intangibles	409	218
Other assets	64	49
Total assets	$37,391	$38,586
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Revolving line of credit	$900	$1,043
Current portion of long-term note payable	300	300
Accounts payable and other accrued expenses	7,463	4,907
Accrued payroll and benefits	631	476
Billings in excess of costs and estimated earnings on uncompleted contracts	906	1,629
Total current liabilities	10,200	8,355
Long-term note payable	4,050	4,200
Deferred compensation	283	305
Deferred income taxes	2,901	3,064
Total liabilities	17,434	15,924
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $645 at June 30, 2016 and $671 at December 31, 2015; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015	4,355	4,329
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,438,630 and 8,385,929 shares issued and 8,292,753 and 8,254,001 shares outstanding at June 30, 2016 and December 31, 2015	8	8
Treasury stock, at cost 145,877 shares at June 30, 2016 and 131,928 shares at December 31, 2015	(827)	(792)
Additional paid-in capital	12,309	12,032
Accumulated other comprehensive income	245	310
Retained earnings; including accumulated statutory reserves in equity method investments of $2,722 at June 30, 2016 and December 31, 2015	3,867	6,775
Total stockholders’ equity	15,602	18,333
Total liabilities, convertible preferred stock and stockholders’ equity	$37,391	$38,586

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$11,444	$12,302	$19,742	$27,613
Cost of sales	10,218	10,258	18,425	23,286
Gross profit	1,226	2,044	1,317	4,327
Operating expenses:
Research and development	196	90	719	228
Selling and marketing	417	493	1,293	1,096
General and administrative	981	1,256	2,327	2,523
Total operating expenses	1,594	1,839	4,339	3,847
Income (loss) from operations	(368)	205	(3,022)	480
Net equity income (loss) from foreign joint ventures’ operations:
Equity income (loss) from foreign joint ventures’ operations	347	284	152	400
Foreign joint ventures’ operations related expenses	(98)	(109)	(149)	(207)
Net equity income (loss) from foreign joint ventures’ operations	249	175	3	193
Income (loss) from operations and net equity income from foreign joint ventures’ operations	(119)	380	(3,019)	673
Other income (expense):
Interest expense and other, net	317	(45)	278	(64)
Foreign transaction gain	-	134	-	134
Income (loss) before income taxes	198	469	(2,741)	743
Provision for (benefit from) income taxes	47	(78)	(9)	(78)
Net income (loss) before dividends on redeemable convertible preferred stock	151	547	(2,732)	821
Dividends on redeemable convertible preferred stock	(88)	(87)	(176)	(174)
Net income (loss) attributable to common stockholders	$63	$460	$(2,908)	$647
Earnings (loss) per common share:
Basic	$0.01	$0.06	$(0.35)	$0.08
Diluted	$0.01	$0.06	$(0.35)	$0.08
Weighted - average number of common shares outstanding:
Basic	8,292,751	8,250,833	8,277,897	8,235,901
Diluted	8,292,751	8,293,947	8,277,897	8,279,015

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended June 30,
	2016	2015
Net income (loss) before dividends on redeemable convertible preferred stock	$151	$547
Other comprehensive income:
Foreign currency translation gain (loss), net of deferred income taxes of $85 and ($27) for the three months ended June 30, 2016 and 2015	(165)	52
Total comprehensive income (loss)	$(14)	$599

	Six Months Ended June 30,
	2016	2015
Net income (loss) before dividends on redeemable convertible preferred stock	$(2,732)	$821
Other comprehensive income:
Foreign currency translation gain (loss), net of deferred income taxes of $33 and $49 for the six months ended June 30, 2016 and 2015	(65)	(95)
Total comprehensive income (loss)	$(2,797)	$726

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(2,732)	$821
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	(129)	(78)
Equity income (loss) from foreign joint ventures’ operations	(152)	(400)
Depreciation and amortization	444	459
Stock based compensation	267	256
Gain on fixed asset disposal	(75)	-
Bad debt expense	84	25
Obsolete inventory expense	35	35
Deferred compensation costs	(22)	8
Change in operating assets and liabilities:
Accounts receivable	(811)	4,310
Inventories	198	624
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,784)	(801)
Prepaid expenses and other current assets	(55)	(184)
Accounts payable	2,793	(2,793)
Billings in excess of costs and estimated earnings on uncompleted contracts	(723)	732
Accrued liabilities and other current liabilities	(559)	(304)
Net cash provided by (used in) operating activities	(4,221)	2,710
Cash flows from investing activities:
Proceeds from sale of property and equipment	309	-
Purchases of property, plant and equipment and other assets	(372)	(449)
Proceeds from foreign joint ventures' operations dividends	589	1,170
Net cash provided by (used in) from investing activities	526	721
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	10	(1)
Treasury stocks purchase	(36)	(70)
Preferred stock cash dividend	(75)	(75)
Proceeds from long-term notes payable	-	4,000
Advances from revolving credit facility (repayments)	(143)	(2,500)
Payments on long-term notes payable	(150)	(89)
Net cash provided by (used in) financing activities	(394)	1,265
Effect of exchange rate on cash	61	-
Net increase (decrease) in cash and cash equivalents	(4,028)	4,696
Cash and cash equivalents, beginning of period	7,989	3,550
Cash and cash equivalents, end of period	3,961	8,246

Supplemental disclosures of cash flow information:
Interest paid	$95	$75
Income taxes paid	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Electric Technologies, Inc. and its wholly-owned subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”)  have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2016 and December 31, 2015 and results of operations for the three and six months ended June 30, 2016 and 2015. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on March 30, 2016. All dollar amounts disclosed in the footnotes are stated in thousands.

2. Earnings per Common Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2016 and 2015  .

Diluted earnings per share is computed by dividing net income (loss) attributable to common stockholders, by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of convertible instruments and (3) the dilutive effect of the exercise of stock options and other stock units to our common stock.

For the three and six months ended June 30, 2016, common stock equivalents from convertible instruments, stock options and other stock units have been excluded from the calculation of weighted average diluted shares because all such instruments were anti-dilutive.

The following tables set forth the computation of basic and diluted common shares.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average basic shares	8,292,751	8,250,833	8,277,897	8,235,901
Dilutive effect of preferred stock, warrants, stock options and restricted stock units	-	43,114	-	43,114
Total weighted average diluted shares	8,292,751	8,293,947	8,277,897	8,279,015

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

In July 2015, the FASB issued ASU No. 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory, which is intended to converge U.S. GAAP on this topic with International Financial Reporting Standards (IFRS). ASU No. 2015-11 focuses on the premeasurement of inventory measured using any method other than LIFO, for example, average cost. Inventory within the scope of ASU No. 2015-11 is required to be measured at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other causes. The amendments in ASU No. 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Management is currently evaluating the future impact of ASU No. 2015-11 on the Company’s consolidated financial position, results of operations and disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to  recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the future impact of ASU No. 2016-02 on the Company’s consolidated financial position, results of operations and disclosures.

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

M&I Electric Far East, Ltd. ("MIEFE”), in which the Company holds a 41% interest, MIEFE’s general manager holds an 8% interest and, Sonepar of France holds a 51% interest. The business is currently inactive and the investment in MIEFE was written down to zero in the first quarter of 2016.

BOMAY was formed in 2006 in China with a term of 12 years. The term of the joint venture may be extended upon agreement of all parties. In such case, the joint venture shall apply for the extension to the relevant Chinese authority six months before expiry of the venture.

There were no sales to joint ventures for the three months ended June 30, 2016 and 2015. Sales to joint ventures totaled $0.04 million and $0.15 million for the six months ended June 30, 2016 and 2015.

Summary (unaudited) financial information of our foreign joint ventures in U.S. dollars was as follows at June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 (in thousands):

	BOMAY		MIEFE
	2016	2015	2016	2015
Assets:
Total current assets	$68,493	$68,151	$1,033	$2,365
Total non-current assets	3,898	4,131	55	70
Total assets	$72,391	$72,282	$1,088	$2,435
Liabilities and equity:
Total liabilities	$45,464	$44,415	$1,193	$1,930
Total joint ventures’ equity	26,927	27,867	(105)	505
Total liabilities and equity	$72,391	$72,282	$1,088	$2,435

	Three Months Ended June 30,
	BOMAY		MIEFE
	2016	2015	2016	2015

Revenue	$17,000	$13,426	$178	$1,701
Gross Profit	$2,118	$2,120	$147	$504
Earnings	$1,032	$660	$50	$47

	Six Months Ended June 30,
	BOMAY		MIEFE
	2016	2015	2016	2015

Revenue	$23,987	$22,228	$840	$3,435
Gross Profit	$3,262	$3,834	$318	$687
Earnings	$1,065	$1,139	$(619)	$(137)

The following is a summary of activity in investments in foreign joint ventures for the six months ended June 30, 2016 (unaudited):

	June 30, 2016
	BOMAY**	MIEFE	TOTAL
	(in thousands)
Investments in foreign joint ventures:
Balance at December 31, 2015	$10,896	$208	$11,104
Equity in earnings (loss) in 2016	426	(3)	$423
Dividend distributions in 2016	(589)	-	$(589)
Foreign currency translation adjustment	(293)	5	$(288)
Investments, end of period	$10,440	$210	$10,650

Components of investments in foreign joint ventures:
Investment in joint ventures	$2,033	$15	$2,048
Undistributed earnings	7,935	(15)	$7,920
Foreign currency translation	472	210	$682
Investments, end of period	$10,440	$210	$10,650
**

Accumulated statutory reserves of $2.72 million  in equity method investments at June 30, 2016 and December 31, 2015, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

Under the equity method of accounting, the Company’s share of the joint ventures’ operations’ earnings or loss is recognized in the condensed consolidated statement of operations as equity income (loss) from foreign joint ventures’ operations. Joint venture income increases the carrying value of the joint venture investment and joint venture losses, as well as dividends received from the joint ventures, reduce the carrying value of the investment. During the six months ended June 30, 2016, the Company recognized losses from its investment in MIEFE of $0.27 million.  Losses were applied to the investment balance to the extent of the Company’s  initial investment, with the remaining $0.27 million accrued in other current liabilities to reflect the Company’s intention to fund their share of losses.

The Company reviews its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

5. Notes Payable

Revolving Credit Agreement

On December 29, 2015, the Company entered into a Loan Agreement (the “Loan Agreement”) with Frost Bank (the “Bank”). The Loan Agreement provides two separate revolving credit facilities to the Company. The first facility (“Facility A”) provides the Company with a $4.00 million revolving line of credit with a two-year term maturing December 29, 2017, subject to a maximum loan amount (the “Borrowing Base”) based on a formula related to the value of certain of the Company’s accounts receivable, inventories and equipment totaling $3.10 million at June 30, 2016. Under Facility A, the Company may borrow, repay and reborrow, up to the Borrowing Base. Facility A also allows the issuance of standby letters of credit. As of June 30, 2016, we had no letters of credit outstanding. At June 30, 2016, the outstanding balance of Facility A is $0.90 million.

The second facility (“Facility B”) provides the Company with a $4.50 million declining revolving line of credit. The Company may borrow, repay and reborrow from the line. The amount available to borrow under Facility B declines from the initial $4.50 million by $0.15 million each six months. Facility B’s maturity date is December 29, 2020 when all outstanding principal and unpaid accrued interest is due and payable. At June 30, 2016, the outstanding balance is $4.35 million.

Under the Loan Agreement, the interest rate on both facilities is LIBOR (0.65% at June 30, 2016) plus 4.00% per year. The Loan Agreement also provides for usual and customary covenants and restrictions  including that the borrower must maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and a ratio of consolidated total liabilities to consolidated net worth not to exceed 1.25. The Company maintains it is in compliance with all covenants required under the Loan Agreement. As of the date of this filing, the Bank has verbally communicated that they believe the Company is not in compliance with the free cash flow covenant. The Company is currently in discussion with the Bank to resolve this issue.

The Company had a total of $5.25 million of borrowings outstanding under the Bank Loan Agreement at June 30, 2016 and $5.54 million at December 31, 2015.

6. Inventories

Inventories consisted of the following at June 30, 2016 (unaudited) and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$650	$594
Work-in-process	516	791
	1,166	1,385
Less: allowance	(73)	(60)
Total inventories	$1,093	$1,325

7. Income Taxes

The tax benefit for the three and six months ended June 30, 2016 reflect a 34% U.S. tax rate related to the equity in earnings from foreign joint ventures’ operations, net of dividends received and taxes paid on dividends from China resulting in an effective rate of 24% and 0%, respectively. The tax provision for the three and six months ending June 30, 2015 reflects a 34% U.S. tax rate related to the equity in foreign joint ventures’ operations, net of dividends received and taxes paid on dividends from China, for an effective rate of -17% and -11%, respectively.

8. Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of June 30, 2016 and December 31, 2015 because of the relatively short maturity of these instruments.

The carrying amount of our long-term note payable approximates the fair value as the interest rate on the note is based on a market rate.

9. Redeemable Convertible Preferred Stock

In conjunction with the issuance of the Redeemable Convertible Preferred Stock, Series A in May 2012, warrants were issued for common stock.

The initial value allocated to the warrants was recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the warrants is accreted to retained earnings through the scheduled redemption date of the redeemable Series A Convertible Preferred Stock. Discount accretion for the six months ended June 30, 2016 and 2015 totaled $0.03 million and $0.02 million.

The Series A Convertible Preferred Stock accrues cumulative dividends at a rate of 6% per annum payable quarterly in cash or with our Common Stock, at the option of the Company, based on the then current liquidation value of the Series A Convertible

Preferred Stock which is currently $5.00 per share. Quarterly dividends not paid in cash or Common Stock accumulate without interest and must be fully paid before any dividend or other distribution can be paid on or declared and set apart for the Common Stock or conversion of the Series A Convertible Preferred Stock to Common Stock.

10. Sale of South Coast Electric Assets

On June 24, 2016, the Company sold its Bay St. Louis, MS manufacturing facility and related assets including fixed assets, work in process, and inventory to an unrelated party.  The sale resulted in a gain of $0.18 million of which $0.07 million is in relation to the gain of sale of fixed assets is reported in other income and $0.11 million is related to inventory and is reflected in income from operations.

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

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of M&I Electric Industries, Inc. including its wholly-owned subsidiaries, South Coast Electric Systems, LLC (“SCES”) and M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”). The manufacturing operations of SCES were sold on June 24, 2016. AETI will retain the entity along with the existing service organization.

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

The Company has recently announced its new IntelliSafe™ medium voltage Arc-resistant switchgear product line, which is designed for the refining and petrochemical industries, process industries and the power generation market. IntelliSafe is built with the goal of being the safest arc-resistant product on the market, and meets key industry specifications and certifications.

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

•

M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 41% interest; MIEFE’s general manager holds an 8% interest and, Sonepar of France, holds a 51% interest. The business is currently inactive and the investment in MIEFE was written down to zero in the first quarter of 2016.

Finally, in Brazil, we have a wholly-owned subsidiary, M&I Electric Brazil, with offices in Rio de Janeiro and Macaé to serve this market. The M&I Electric Brazil team focuses primarily on services for the offshore drilling and production market segments in Brazil.

Locations

Our Company headquarters are located in Houston, Texas. We have domestic facilities and sales offices in Houston and Beaumont, Texas.

We operate M&I Electric Brazil as a wholly-owned subsidiary with two locations (Macaé and Rio de Janiero) in Brazil to offer our services to the Brazil oil & gas, marine vessel, and industrial markets.

We also have a minority interests in foreign joint ventures which have facilities in Singapore and Xian, China.

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

Allowance for Obsolete and Slow-Moving Inventory – The Company regularly reviews the value of inventory on hand using specific aging categories, and records a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required. Based on this assessment at June 30, 2016 and December 31, 2015, management believes the inventory reserve is adequate.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and the financial condition of those specific customers. The Company also reviews historical experience with the customer, the general economic environment and the aging of receivables. The Company records an allowance to reduce receivables to the amount that is reasonably believed to be collectible. Based on this assessment at June 30, 2016 and December 31, 2015, management believes the allowance for doubtful accounts is adequate.

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

Carrying Value of Joint Venture Investments – The Company reviews its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. Based on the most recent review at June 30, 2016 and December 31, 2015, management believes the carrying value of investments in foreign joint ventures is recoverable.

Business Outlook

As previously described, the Company participates in the oil & gas, power generation and distribution and the marine and industrial markets.  Beginning in December of 2014, the global energy market started to experience a significant decline in the price of oil. This oil price decline has had a significant impact on new projects for the land and offshore drilling market in North America and globally. In 2015, the Company started to see an impact in the midstream portion of the oil & gas market including reduced order flow from oil and natural gas infrastructure projects such as pipelines and for gas processing projects. In addition to capital spending delays from our customers and the cancellation of several projects in the industry, the Company has also experienced pricing pressures which could lead to continued margin erosion. As these conditions continue into 2016, the Company is maintaining its focus its marketing efforts in the power generation and distribution market. The Company believes there are drivers underpinning market potential in this market sector, including the need for further power generation capacity in the United States, the desire to move away from coal to natural gas for base load power due to environmental reasons and the need for the U.S. to upgrade its aging power distribution infrastructure.

The Company believes that the refining and petrochemical markets which benefit from low oil & natural gas prices, will remain a focus for the Company in 2016. We are also looking at our new IntelliSafe™ arc-resistant switchgear to drive market share for the company. IntelliSafe has recently received two industry awards and the sales team has taken IntelliSafe on a road show to visit major prospective new customers in our target market sectors.

Additionally, the Company continues to take those actions which we believe are necessary to manage the company during this challenging period.

In China and Brazil, market demand is down and the local management teams are taking actions to manage through this period.

OVERALL RESULTS OF OPERATIONS

The following table represents revenue and income (loss) from consolidated operations and net equity income from foreign joint ventures’ operations, for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(Audited)		(Audited)
	2016	2015	2016	2015
Net sales	$11,444	$12,302	$19,742	$27,613
Cost of sales	10,218	10,258	18,425	23,286
Gross profit	1,226	2,044	1,317	4,327

Operating expenses:
Research and development	196	90	719	228
Selling and marketing	417	493	1,293	1,096
General and administrative	981	1,256	2,327	2,523
Total operating expenses	1,594	1,839	4,339	3,847

Income (loss) from operations	(368)	205	(3,022)	480

Net equity income (loss) from foreign joint ventures’ operations:
Equity income (loss) from foreign joint ventures’ operations	347	284	152	400
Foreign joint ventures’ operations related expenses	(98)	(109)	(149)	(207)
Net equity income (loss) from foreign joint ventures’ operations	249	175	3	193

Income (loss) from operations and net equity income from foreign joint ventures’ operations	$(119)	$380	$(3,019)	$673

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

The table below shows the reconciliation of net income (loss) attributable to common stockholders to “EBITDA” for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$63	$460	$(2,908)	$647
Add: Depreciation and amortization	223	222	444	459
Interest expense	64	45	103	64
Provision for (benefit from) income taxes	47	(78)	(9)	(78)
Dividend on redeemable preferred stock	88	87	176	174
EBITDA	$485	$736	$(2,194)	$1,266

Backlog

The order backlog at June 30, 2016 and March 31, 2016 was $11.6 million and $19.6 million, respectively. We expect the majority of our backlog to be realized in the balance of the 2016 fiscal year.

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

	For the Three Months Ended June 30, 2016 and 2015
	(in thousands)
2016	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$4,682	$5,295	$1,467	$11,444
Gross Profit	460	587	179	1,226
Gross Profit as % of Revenue	10%	11%	12%	11%

2015
Revenue	$10,570	$120	$1,612	$12,302
Gross Profit	1,848	19	177	2,044
Gross Profit as % of Revenue	17%	16%	11%	17%

	For the Six Months Ended June 30, 2016 and 2015
	(in thousands)
2016	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$10,654	$6,428	$2,660	$19,742
Gross Profit	486	609	222	1,317
Gross Profit as % of Revenue	5%	9%	8%	7%

2015
Revenue	$22,092	$2,700	$2,821	$27,613
Gross Profit	3,408	578	341	4,327
Gross Profit as % of Revenue	15%	21%	12%	16%

Three Months Ended June 30, 2016 as Compared with the Three Months Ended June 30, 2015

Revenue and Gross Profit

Revenues decreased 7%, or $0.86 million, to $11.44 million in the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to a decline in technical product sales in our oil and gas sector. The decline was partially offset by an increase in technical product sales in the power generation sector and $1.20 million in services revenue in oil & gas sector from our Brazilian subsidiary.

Gross profit decreased 40%, or $0.82 million, to $1.23 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Gross profit as a percentage of revenues decreased to 11% in the three months ended June 30, 2016, compared to 17% in the three months ended June 30, 2015. The decrease in gross margin was primarily attributable to competitive pricing pressure and slightly reduced overall lower revenue levels.

Research and Development Costs

Research and development costs increased by 117%, or $0.11 million to $0.20 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, as we focused our R&D efforts on our IntelliSafe™ medium voltage arc resistant switchgear R&D program.

Selling and Marketing Expenses

Selling and marketing costs decrease by 15%, or $0.08 million to $0.42 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, due to expense management for both advertising and marketing. Selling and marketing expenses, as a percentage of revenues, remained at approximately 4% during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

General and Administrative Expenses

General and administrative expenses decreased by 22%, or $0.28 million to $0.98 million during the three months ended June 30, 2016, when compared to the three months ended June 30, 2015, primarily due to lower operating costs including reduction in force. General and administrative expenses, as a percentage of revenues, decreased to 9% during the three months ended June 30, 2016, compared to 10% during the three months ended June 30, 2015.

Foreign Joint Venture Equity

Net equity from foreign joint venture operations increased by 42%, or $0.07 million to $0.25 million during the three months ended June 30, 2016, when compared to the three months ended June 30, 2015. The increase is primarily due to a strong performance by our BOMAY joint venture in China and a reduction of losses from our MIEFE joint venture in Singapore. The investment in MIEFE was written down to zero in the first quarter of 2016.

Other Income (Expense)

Interest expense and other income increased by 804% or $0.36 million to $0.32 million during the three months ended June 30, 2016, when compared to the three months ended June 30, 2015, due to a gain of $0.08 million from the sale of the fixed assets in Bay St. Louis, Mississippi and 0.32 million from the settlement of a claim associated with the 2010 British Petroleum Gulf of Mexico oil spill. Interest expense and other income, as a percentage of revenues, increased to 3% during the three months ended June 30, 2016 compared to 0% during the three months ended June 30, 2015.

Income Tax Provision

The provision for (benefit from) income taxes for the three months ended June 30, 2016 was $0.04 million which primarily was a result of the taxes paid on dividends from China.

Income from Operations

In the three months ended June 30, 2016, we recorded a net income before dividends on redeemable convertible preferred stock from operations of $0.15 million, or $0.01 of basic earnings per common share, compared to income of $0.55 million, or $0.06 of basic earnings common share, in the three months ended June 30, 2015. See Note 2. Earnings per Common Share.

Six Months Ended June 30, 2016 as Compared with the Six Months Ended June 30, 2015

Revenue and Gross Profit

Revenues decreased 29%, or $7.87 million, to $19.74 million in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to the decline in our oil and gas sector. The declines were partially offset by $1.85 million in revenue from our Brazilian subsidiary.

Gross profit decreased 70%, or $3.01 million, to $1.32 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Gross profit as a percentage of revenues decreased to 6% in the six months ended June 30, 2016, compared to 16% in the six months ended June 30, 2015. The decrease in profitability was primarily attributable to competitive pricing pressure and overall lower revenue levels.

Research and Development Costs

Research and development costs increased by 215%, or $0.49 million to $0.72 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, as we focused our R&D efforts on our IntelliSafe™ medium voltage arc resistant switchgear R&D program.

Selling and Marketing Expenses

Selling and marketing costs increased by 18%, or $0.20 million to $1.29 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, due to severance payments related to reductions in force in our sales team. Selling and marketing expenses, as a percentage of revenues, increased to 7% during the six months ended June 30, 2016, compared to 4% during the six months ended June 30, 2015.

General and Administrative Expenses

General and administrative expenses decreased by 8%, or $0.20 million to $2.33 million during the six months ended June 30, 2016, when compared to the six months ended June 30, 2015, primarily due to lower operating cost including reduction in force. General and administrative expenses as a percentage of revenues, increased to 12% during the six months ended June 30, 2016, compared to 9% during the six months ended June 30, 2015.

Foreign Joint Venture Equity

Net equity from foreign joint venture operations decreased by 98%, or $0.19 million to $0.00 million during six months ended June 30, 2016, when compared to the six months ended June 30, 2015. The decrease is primarily due to significant reduction in market demand in our Southeast Asia joint venture, MIEFE, and the resulting losses. The investment in MIEFE was written down to zero in the first quarter of 2016.

Other Income (Expense)

Interest expense and other income increased by 534% or $0.34 million to $0.28 million during the six months ended June 30, 2016, when compared to the six months ended June 30, 2015, primarily due to the gain on sale of South Coast Electric Systems manufacturing operations and the BP settlement from the 2010 gulf oil spill. Interest expense and other income, as a percentage of revenues, increased to 2% during the six months ended June 30, 2016 compared to 0.25% during the six months ended June 30, 2015.

Income Tax Provision

The benefit from income taxes for the six months ended June 30, 2016 was $0.01 million which reflects the net of benefit from taxes on our earnings from our foreign joint ventures net of dividends received, calculated using a tax rate of 34% and taxes paid on dividends from China.

Income from Operations

In the six months ended June 30, 2016, we recorded a net loss before dividends on redeemable convertible preferred stock from operations of ($2.73) million, or ($0.35) of basic earnings per common share, compared to income of $0.82 million, or $0.08 of basic earnings per common share, in the six months ended June 30, 2015. See Note 2. Earnings per Common Share.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2016	December 31, 2015
	(in thousands except percentages and ratios)
Working capital	$8,477	$10,945
Current ratio	1.8 to 1	2.3 to 1
Debt as a percent of total capitalization	21%	19%

Notes Payable

At June 30, 2016 and March 31, 2016 the Company had total borrowings of $5.25 million and $6.50 million, respectively.

The Company continues to monitor its liquidity position closely and depending on the business needs may raise cash in the form of debt, equity, or a combination of both.

Operating Activities

During the six months ended June 30, 2016, the Company used cash of $4.22 million from operations as compared to providing $2.71 million for the same period in 2015. This was primarily the result of the net loss from operations and a net increase in accounts receivable and cost in excess of billings.

Investing Activities

During the six months ended June 30, 2016, the Company’s investing activities provided cash of $0.53 million compared to $0.72 million for the comparable period in 2015. The decrease in 2016 is mainly attributed to a lower dividend received from our joint venture.

Financing Activities

During the six months ended June 30, 2016, the Company’s financing activities used cash of $0.39 million compared to providing $1.27 million in the comparable period in 2015 due to paying down $1.50 million toward the credit facility.

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

Interest Rate Risk

Our interest rate sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through December 29, 2017. The revolving promissory note, effective in December 2015, has a similar interest rate exposure, with semi-annual payments of $0.15 million. The outstanding balance is due December 2020. At June 30, 2016, the Company had $5.25 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (0.65% at June 30, 2016) plus 2.75% per year. The loan agreements are collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

The Company operates a subsidiary in Brazil and maintains equity method investments in its Singapore and Chinese joint ventures, MIEFE and BOMAY respectively. The functional currencies of the Brazil subsidiary and the joint ventures are the Brazilian Real, Singapore Dollar and the Chinese Yuan, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income, net of tax, in our condensed consolidated balance sheets. In the current six months, this item decreased from $0.31 million at December 31, 2015 to $0.25 million at June 30, 2016 due principally to the strengthening of the United States Dollar against the Chinese Yuan.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the disclosure controls and procedures were effective as of June 30, 2016.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended June 30, 2016 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Date: August 15, 2016

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ William B. Brod
William B. Brod
Chief Financial Officer (Principal Financial Officer)