Form 10-Q
period 2016-09-30
American Electric Technologies Inc
filed 2016-11-14
CIK 1043186

.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

As of November 7, 2016 the registrant had 8,335,968 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended September 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2016	December 31,
	(unaudited)	2015
Assets
Current assets:
Cash and cash equivalents	$2,903	$7,989
Restricted short-term investments	507	507
Accounts receivable-trade, net of allowance of $233 and $225 at September 30, 2016 and December 31, 2015	7,272	6,853
Inventories, net of allowance of $78 and $60 at September 30, 2016 and December 31, 2015	1,472	1,325
Cost and estimated earnings in excess of billings on uncompleted contracts	5,339	2,302
Prepaid expenses and other current assets	205	324
Total current assets	17,698	19,300
Property, plant and equipment, net	7,453	7,915
Advances to and investments in foreign joint ventures	10,805	11,104
Intangibles	529	218
Other assets	18	49
Total assets	$36,503	$38,586
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Revolving line of credit	$1,500	$1,043
Current portion of long-term note payable	300	300
Accounts payable and other accrued expenses	8,965	4,907
Accrued payroll and benefits	879	476
Billings in excess of costs and estimated earnings on uncompleted contracts	341	1,629
Total current liabilities	11,985	8,355
Long-term note payable	4,050	4,200
Deferred compensation	272	305
Deferred income taxes	2,913	3,064
Total liabilities	19,220	15,924
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $631 at September 30, 2016 and $671 at December 31, 2015; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at September 30, 2016 and December 31, 2015	4,369	4,329
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,480,118 and 8,385,929 shares issued and 8,292,753 and 8,254,001 shares outstanding at September 30, 2016 and December 31, 2015	8	8
Treasury stock, at cost 145,877 shares at September 30, 2016 and 131,928 shares at December 31, 2015	(863)	(792)
Additional paid-in capital	12,411	12,032
Accumulated other comprehensive income	204	310
Retained earnings; including accumulated statutory reserves in equity method investments of $2,809 and $2,722 at September 30, 2016 and December 31, 2015	1,154	6,775
Total stockholders’ equity	12,914	18,333
Total liabilities, convertible preferred stock and stockholders’ equity	$36,503	$38,586

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$8,673	$13,780	$28,415	$41,393
Cost of sales	9,124	11,219	27,549	34,505
Gross margin	(451)	2,561	866	6,888
Operating expenses:
Research and development	145	276	864	504
Selling and marketing	466	546	1,759	1,642
General and administrative	1,587	1,523	3,914	4,046
Total operating expenses	2,198	2,345	6,537	6,192
Income (loss) from operations	(2,649)	216	(5,671)	696
Net equity income (loss) from foreign joint ventures’ operations:
Equity income (loss) from foreign joint ventures’ operations	215	225	367	625
Foreign joint ventures’ operations related expenses	(53)	(103)	(202)	(310)
Net equity income (loss) from foreign joint ventures’ operations	162	122	165	315
Income (loss) from operations and net equity income from foreign joint ventures’ operations	(2,487)	338	(5,506)	1,011
Other income (expense):
Interest expense and other, net	(78)	(93)	200	(157)
Foreign transaction gain	-	(134)	-	-
Income (loss) before income taxes	(2,565)	111	(5,306)	854
Provision for (benefit from) income taxes	59	(93)	50	(171)
Net income (loss) before dividends on redeemable convertible preferred stock	(2,624)	204	(5,356)	1,025
Dividends on redeemable convertible preferred stock	(89)	(87)	(265)	(261)
Net income (loss) attributable to common stockholders	$(2,713)	$117	$(5,621)	$764
Earnings (loss) per common share:
Basic	$(0.33)	$0.01	$(0.68)	$0.09
Diluted	$(0.33)	$0.01	$(0.68)	$0.08
Weighted - average number of common shares outstanding:
Basic	8,327,009	8,252,396	8,294,268	8,236,212
Diluted	8,327,009	8,252,396	8,294,268	9,277,929

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended September 30,
	2016	2015
Net income (loss) before dividends on redeemable convertible preferred stock	$(2,624)	$204
Other comprehensive income:
Foreign currency translation gain (loss), net of deferred income taxes of $21 and $117 for the three months ended September 30, 2016 and 2015	(41)	(315)
Total comprehensive income (loss)	$(2,665)	$(111)

	Nine Months Ended September 30,
	2016	2015
Net income (loss) before dividends on redeemable convertible preferred stock	$(5,356)	$1,025
Other comprehensive income:
Foreign currency translation gain (loss), net of deferred income taxes of $54 and $166 for the nine months ended September 30, 2016 and 2015	(106)	(410)
Total comprehensive income (loss)	$(5,462)	$615

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(5,356)	$1,025
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	(97)	(171)
Equity income (loss) from foreign joint ventures’ operations	(367)	(625)
Depreciation and amortization	660	673
Stock based compensation	366	302
Gain on fixed asset disposal	(75)	84
Bad debt expense	100	(55)
Obsolete inventory expense	35	47
Deferred compensation costs	(33)	12
Change in operating assets and liabilities:
Accounts receivable	(360)	3,915
Inventories	(180)	1,252
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,049)	142
Prepaid expenses and other current assets	79	707
Accounts payable	3,817	(1,752)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,288)	(969)
Accrued liabilities and other current liabilities	188	(393)
Foreign currency translation adjustment	-	(410)
Net cash provided by (used in) operating activities	(5,560)	3,784
Cash flows from investing activities:
Proceeds from sale of property and equipment	309	-
Purchases of property, plant and equipment and other assets	(572)	(559)
Proceeds from foreign joint ventures' operations dividends	589	1,170
Net cash provided by (used in) from investing activities	326	611
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	13	22
Treasury stocks purchase	(71)	(70)
Preferred stock cash dividend	(150)	(75)
Proceeds from long-term notes payable	-	4,000
Advances from revolving credit facility (repayments)	457	(2,500)
Payments on long-term notes payable	(150)	(154)
Net cash provided by (used in) financing activities	99	1,223
Effect of exchange rate on cash	49	-
Net increase (decrease) in cash and cash equivalents	(5,086)	5,618
Cash and cash equivalents, beginning of period	7,989	3,550
Cash and cash equivalents, end of period	2,903	9,168

Supplemental disclosures of cash flow information:
Interest paid	$162	$137
Income taxes paid	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Electric Technologies, Inc. and its wholly-owned subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”)  have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2016 and December 31, 2015 and results of operations for the three and nine months ended September 30, 2016 and 2015. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on March 30, 2016. All dollar amounts disclosed in the footnotes are stated in thousands.

2. Earnings per Common Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2016 and 2015.

Diluted earnings per share is computed by dividing net income (loss) attributable to common stockholders, by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of convertible instruments and (3) the dilutive effect of the exercise of stock options and other stock units to our common stock.

For the three and nine months ended September 30, 2016, common stock equivalents from convertible instruments, stock options and other stock units have been excluded from the calculation of weighted average diluted shares because all such instruments were anti-dilutive.

The following tables set forth the computation of basic and diluted common shares.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average basic shares	8,327,009	8,252,396	8,294,268	8,236,212
Dilutive effect of preferred stock, warrants, stock options and restricted stock units	-	-	-	1,041,717
Total weighted average diluted shares	8,327,009	8,252,396	8,294,268	9,277,929

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

4. Investments in Foreign Joint Ventures

We have interests in two joint ventures, outside of the United States of America (“U.S.”) which are accounted for using the equity method:

•

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest. BOMAY was formed in 2006 in China with a term of 12 years. The term of the joint venture may be extended upon agreement of all parties. In such case, the joint venture shall apply for the extension to the relevant Chinese authority six months before expiry of the venture; and,

•

M&I Electric Far East, Ltd. ("MIEFE”), in which the Company holds a 41% interest, MIEFE’s general manager holds an 8% interest and, Sonepar of France holds a 51% interest. The business is currently inactive and the investment in MIEFE was written down to zero in the first quarter of 2016.

Sales to joint ventures totaled $0.02 million and $0.03 million for the three months ended September 30, 2016 and 2015. Sales to joint ventures totaled $0.07 million and $0.19 million for the nine months ended September 30, 2016 and 2015.

Summary (unaudited) financial information of our foreign joint ventures in U.S. dollars was as follows at September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	BOMAY		MIEFE
	2016	2015	2016	2015
Assets:
Total current assets	$62,856	$68,151	$788	$2,365
Total non-current assets	3,804	4,131	22	70
Total assets	$66,660	$72,282	$810	$2,435
Liabilities and equity:
Total liabilities	$39,265	$44,415	$787	$1,930
Total joint ventures’ equity	27,395	27,867	23	505
Total liabilities and equity	$66,660	$72,282	$810	$2,435

	Three Months Ended September 30,
	BOMAY		MIEFE
	2016	2015	2016	2015

Revenue	$5,557	$13,533	$307	$1,282
Gross Profit	$1,582	$1,996	$133	$214
Earnings	$537	$755	$121	$(187)

	Nine Months Ended September 30,
	BOMAY		MIEFE
	2016	2015	2016	2015

Revenue	$29,544	$35,761	$1,147	$4,717
Gross Profit	$4,844	$5,830	$451	$901
Earnings	$1,602	$1,894	$(498)	$(324)

The following is a summary of activity in investments in foreign joint ventures for the nine months ended September 30, 2016 (unaudited):

	September 30, 2016
	BOMAY**	MIEFE	TOTAL
	(in thousands)
Investments in foreign joint ventures:
Balance at December 31, 2015	$10,896	$208	$11,104
Equity in earnings (loss) in 2016	641	(3)	$638
Dividend distributions in 2016	(589)	-	$(589)
Foreign currency translation adjustment	(356)	8	$(348)
Investments, end of period	$10,592	$213	$10,805

Components of investments in foreign joint ventures:
Investment in joint ventures	$2,033	$15	$2,048
Undistributed earnings	8,150	(15)	$8,135
Foreign currency translation	409	213	$622
Investments, end of period	$10,592	$213	$10,805
**

Accumulated statutory reserves of $2.81 and $2.72 million in equity method investments at September 30, 2016 and December 31, 2015, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

Under the equity method of accounting, the Company’s share of the joint ventures’ operations’ earnings or loss is recognized in the condensed consolidated statement of operations as equity income (loss) from foreign joint ventures’ operations. Joint venture income increases the carrying value of the joint venture investment and joint venture losses, as well as dividends received from the joint ventures, reduce the carrying value of the investment. During the nine months ended September 30, 2016, the Company recognized losses from its investment in MIEFE of $0.27 million.  Losses were applied to the investment balance to the extent of the Company’s  initial investment, with the remaining $0.27 million accrued in other current liabilities to reflect the Company’s intention to fund their share of losses.

The Company reviews its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

5. Notes Payable

Revolving Credit Agreement

On December 29, 2015, the Company entered into a Loan Agreement (the “Loan Agreement”) with Frost Bank (the “Bank”). The Loan Agreement provides two separate revolving credit facilities to the Company. The first facility (“Facility A”) provides the Company with a $4.00 million revolving line of credit with a two-year term maturing December 29, 2017, subject to a maximum loan amount (the “Borrowing Base”) based on a formula related to the value of certain of the Company’s accounts receivable, inventories and equipment totaling $3.29 million at September 30, 2016. Under Facility A, the Company may borrow, repay and reborrow, up to the Borrowing Base. At September 30, 2016, the outstanding balance of Facility A is $1.50 million.

The second facility (“Facility B”) provides the Company with a $4.50 million declining revolving line of credit. The Company may borrow, repay and reborrow from the line. The amount available to borrow under Facility B declines from the initial $4.50 million by $0.15 million each six months. Facility B’s maturity date is December 29, 2020 when all outstanding principal and unpaid accrued interest is due and payable. At September 30, 2016, the outstanding balance is $4.35 million.

Under the Loan Agreement, the interest rate on both facilities is LIBOR (0.85% at September 30, 2016) plus 4.00% per year. The Loan Agreement also provides for usual and customary covenants and restrictions  including that the borrower must maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and a ratio of consolidated total liabilities to consolidated net worth not to exceed 1.25. The Company was not in compliance with the fixed charge coverage ratio as of September 30, 2016 but was granted a waiver for the period. There can be no assurances that covenants can be met in the future and if not met, waivers can be obtained. In return, Facility A is capped at $1.50 million of availability until the Company is back in compliance. As of September 30, 2016, there was no additional borrowing capacity available under Facility A.

The Company had a total of $5.85 million of borrowings outstanding under the Bank Loan Agreement at September 30, 2016 and $5.54 million at December 31, 2015.

6. Inventories

Inventories consisted of the following at September 30, 2016 (unaudited) and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$636	$594
Work-in-process	914	791
	1,550	1,385
Less: allowance	(78)	(60)
Total inventories	$1,472	$1,325

7. Income Taxes

The tax provision for the three and nine months ended September 30, 2016 reflect a 34% U.S. tax rate related to the equity in earnings from foreign joint ventures’ operations, net of dividends received and taxes paid on dividends from China, resulting in an effective rate of 3% and 1%, respectively. The tax benefit for the three and nine months ending September 30, 2015 reflects a 34% U.S. tax rate related to the equity in foreign joint ventures’ operations, net of dividends received and taxes paid on dividends from China, for an effective rate of (84)% and (20)%, respectively.

8. Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of September 30, 2016 and December 31, 2015 because of the relatively short maturity of these instruments.

The carrying amount of our long-term note payable approximates the fair value as the interest rate on the note is based on a market rate.

9. Redeemable Convertible Preferred Stock

In conjunction with the issuance of the Redeemable Convertible Preferred Stock, Series A in May 2012, warrants were issued for common stock.

The initial value allocated to the warrants was recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the warrants is accreted to retained earnings through the scheduled redemption date of the redeemable Series A Convertible Preferred Stock. Discount accretion for the nine months ended September 30, 2016 and 2015 totaled $0.04 million, each period. Discount accretion for the three months ended September 30, 2016 and 2015 totaled $0.01 million, each period.

The Series A Convertible Preferred Stock accrues cumulative dividends at a rate of 6% per annum payable quarterly in cash or with our Common Stock, at the option of the Company, based on the then current liquidation value of the Series A Convertible Preferred Stock which is currently $5.00 per share. Quarterly dividends not paid in cash or Common Stock accumulate without interest and must be fully paid before any dividend or other distribution can be paid on or declared and set apart for the Common Stock or conversion of the Series A Convertible Preferred Stock to Common Stock. At September 30, 2016 and December 31, 2015, the company had accrued but unpaid dividends totaling $0.08 million and $0.23 million, respectively, which is included in the accounts payable and other accrued expenses in the condensed consolidated balance sheet. On or before April 30, 2017, the holders of a majority of the outstanding shares of the Series A Convertible Preferred Stock may require the Company to redeem the Series A Convertible Preferred Stock at a redemption price equal to the lessor of (i) the liquidation preference per share (initially $5.00 per share, subject to adjustments for certain future equity transactions defined in the Securities Purchase Agreement) and (ii) the fair market value of the Series A Convertible Preferred Stock per share, as determined in good faith by the Company’s Board of Directors. As of September 30, 2016 and 2015, the redemption price per share was $5.00 in both years. The redemption price, plus any accrued and unpaid dividends, shall be payable in 36 equal monthly installments plus interest at an annual rate of 6%.

10. Sale of South Coast Electric Assets

On June 24, 2016, the Company sold its Bay St. Louis, MS manufacturing facility and related assets including fixed assets, work in process, and inventory to an unrelated party.  The sale resulted in a gain of $0.18 million, of which $0.07 million is in relation to the gain on sale of fixed assets and reported in other income, and $0.11 million is related to inventory and is reflected in income from operations.

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

BUSINESS

The Company was incorporated on October 21, 1996 as a Florida corporation. On May 15, 2007, we completed a business combination (the “M&I Merger”) with M&I Electric Industries, Inc. (“M&I”), a Texas corporation, and changed our name to American Electric Technologies, Inc. (“AETI”). M&I Electric was originally founded in 1946. Our principal executive offices are located at 1250 Wood Branch Park Drive, Suite 600, Houston, Texas 77079 and our telephone number is 713-644-8182.

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

The Company’s new IntelliSafe™ medium voltage Arc-resistant switchgear product line is designed for the refining petrochemical and process industries and the power generation market. IntelliSafe is built with the goal of being the safest arc-resistant product on the market, and meets key industry specifications and certifications.

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

We offer a full range of electrical and instrumentation services to our markets. We provide services to commission and maintain our customers’ electrical power conversion and controls systems. We also provide low and medium voltage start-up/commissioning, preventative maintenance, emergency call out services, and breaker and switchgear refurbishment services. These services include new construction as well as electrical and instrumentation turnarounds, maintenance and renovation projects. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems and high voltage cable.

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

Finally, in Brazil, we have a wholly-owned subsidiary, M&I Electric Brazil, with offices in Rio de Janeiro, Macaé and Belo Horizonte to serve this market. The M&I Electric Brazil team focuses primarily on services for the oil and gas, marine vessel, power generation and broad industrial market segments in Brazil.

Locations

Our Company headquarters are located in Houston, Texas. We have domestic facilities and sales offices in Houston and Beaumont, Texas.

We operate M&I Electric Brazil as a wholly-owned subsidiary with three locations (Macaé, Rio de Janiero and Belo Horizonte) in Brazil to offer our services to the Brazil oil & gas, marine vessel, power generation and broad industrial markets.

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

Allowance for Obsolete and Slow-Moving Inventory – The Company regularly reviews the value of inventory on hand using specific aging categories, and records a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required. Based on this assessment at September 30, 2016 and December 31, 2015, management believes the inventory reserve is adequate.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and the financial condition of those specific customers. The Company also reviews historical experience with the customer, the general economic environment and the aging of receivables. The Company records an allowance to reduce receivables to the amount that is reasonably believed to be collectible. Based on this assessment at September 30, 2016 and December 31, 2015, management believes the allowance for doubtful accounts is adequate.

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

Carrying Value of Joint Venture Investments – The Company reviews its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. Based on the most recent review at September 30, 2016 and December 31, 2015, management believes the carrying value of investments in foreign joint ventures is recoverable.

Business Outlook

As previously described, the Company participates in the oil & gas, power generation and distribution and the marine and industrial markets.  Beginning in December of 2014, the global energy market started to experience a significant decline in the price of oil. This oil price decline has had a significant impact on new projects for the land and offshore drilling market in North America and globally. In 2015, the Company started to see an impact in the midstream portion of the oil & gas market including reduced order flow from oil and natural gas infrastructure projects such as pipelines and gas processing projects.

In addition to capital spending delays from our customers and the cancellation of several projects in the industry, the Company has also experienced significant pricing pressures which could lead to continued margin erosion. As these conditions continue in the fourth quarter of 2016, the Company is maintaining its focus on more marketing efforts in the power generation and distribution market. The Company believes there are drivers underpinning market potential in this sector, including the need for further power generation capacity in the United States, the desire to move away from coal to natural gas for base load power due to environmental reasons and the need for the U.S. to upgrade its aging power distribution infrastructure.

The Company believes that the refining and petrochemical markets which benefit from low oil & natural gas prices will remain a focus for the Company in 2016. We are also looking to our new IntelliSafe™ arc-resistant switchgear which offers significant safety features and benefits to increase market share in this sector over time.

Additionally, the Company continues to implement cost reduction actions, when necessary, to manage the company’s cost profile during this challenging period.

In Brazil, although the market is flat, the company believes that its breadth of services and technical capabilities position the company for growth.

In China, market demand is down and the local management teams is taking actions to manage through this period.

OVERALL RESULTS OF OPERATIONS

The following table represents revenue and income (loss) from consolidated operations and net equity income from foreign joint ventures’ operations, for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$8,673	$13,780	$28,415	$41,393
Cost of sales	9,124	11,219	27,549	34,505
Gross margin	(451)	2,561	866	6,888

Operating expenses:
Research and development	145	276	864	504
Selling and marketing	466	546	1,759	1,642
General and administrative	1,587	1,523	3,914	4,046
Total operating expenses	2,198	2,345	6,537	6,192

Income (loss) from operations	(2,649)	216	(5,671)	696

Net equity income (loss) from foreign joint ventures’ operations:
Equity income (loss) from foreign joint ventures’ operations	215	225	367	625
Foreign joint ventures’ operations related expenses	(53)	(103)	(202)	(310)
Net equity income (loss) from foreign joint ventures’ operations	162	122	165	315

Income (loss) from operations and net equity income from foreign joint ventures’ operations	$(2,487)	$338	$(5,506)	$1,011

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

 The table below shows the reconciliation of net income (loss) attributable to common stockholders to “EBITDA” for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$(2,713)	$117	$(5,621)	$764
Add: Depreciation and amortization	216	214	660	673
Interest expense	70	93	173	157
Provision for (benefit from) income taxes	59	(93)	50	(171)
Dividend on redeemable preferred stock	89	87	265	261
EBITDA	$(2,279)	$418	$(4,473)	$1,684

Backlog

The order backlog at September 30, 2016 and June 30, 2016 was $10.93 million and $11.60 million, respectively. The backlog at September 30, 2016 is comprised of $4.33 million oil and gas orders, $5.61 million power generation & distribution orders and $0.99 million marine & other industrial orders. We expect the majority of our backlog to be realized in the balance of the 2016 fiscal year.

Business Sector Disclosures

Our financial results are reported in our three major market sectors. These sectors are Oil and Gas; Power Generation & Distribution and Marine & Other Industrial. The products we manufacture and the services we provide are consistent in application within all the sectors. This information is supplemental and provided to allow investors to follow our future trends in marketing to various customer groups. The Company revised the breakout of the sector information for the nine months ended September 30, 2016 to properly reflect actual classification.

	For the Three Months Ended September 30, 2016 and 2015
	(in thousands)
2016	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$3,639	$3,275	$1,759	$8,673
Gross Profit	292	(942)	199	(451)
Gross Profit as % of Revenue	8%	-29%	11%	-5%

2015
Revenue	$11,462	$689	$1,629	$13,780
Gross Profit	2,053	121	387	2,561
Gross Profit as % of Revenue	18%	18%	24%	19%

	For the Nine Months Ended September 30, 2016 and 2015
	(in thousands)
2016	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$14,376	$9,184	$4,855	$28,415
Gross Profit	1,080	(735)	521	866
Gross Profit as % of Revenue	8%	-8%	11%	3%

2015
Revenue	$33,554	$3,389	$4,450	$41,393
Gross Profit	5,461	699	728	6,888
Gross Profit as % of Revenue	16%	21%	16%	17%

Three Months Ended September 30, 2016 as Compared with the Three Months Ended September 30, 2015

Revenue and Gross Profit

Revenues decreased 37%, or $5.11 million, to $8.67 million in the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to a decline in technical product sales in our oil and gas and power generation sector. The declines were partially offset by $1.28 million in revenue from our Brazilian subsidiary.

Gross profit decreased 118%, or $3.01 million, to ($0.45) million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Gross profit as a percentage of revenues decreased to (5%) in the three months ended September 30, 2016, compared to 19% in the three months ended September 30, 2015. The decrease in profitability was primarily attributable to competitive pricing pressure and overall lower revenue levels along with a $1.20 million of costs overruns associated with a large power generation project.

Research and Development Costs

Research and development costs decreased by 47%, or $0.13 million, to $0.15 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015.

Selling and Marketing Expenses

Selling and marketing costs decrease by 15%, or $0.08 million, to $0.47 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, due to expense management for both advertising and marketing. Selling and marketing expenses, as a percentage of revenues, increased to 5% during the three months ended September 30, 2016, compared to 4% during the three months ended September 30, 2015.

General and Administrative Expenses

General and administrative expenses increased by 4%, or $0.06 million, to $1.59 million during the three months ended September 30, 2016, when compared to the three months ended September 30, 2015, primarily due to costs associated with increase employee benefits. General and administrative expenses, as a percentage of revenues, increased to 18% during the three months ended September 30, 2016, compared to 11% during the three months ended September 30, 2015.

Foreign Joint Venture Equity

Net equity from foreign joint venture operations increased by 33%, or $0.04 million, to $0.16 million during the three months ended September 30, 2016, when compared to the three months ended September 30, 2015. The increase is primarily due to a strong performance by our BOMAY joint venture in China and a reduction of losses from our MIEFE joint venture in Singapore. The investment in MIEFE was written down to zero in the first quarter of 2016.

Other Income (Expense)

Interest expense and other income decreased by 66%, or $0.15 million, to $0.08 million during the three months ended September 30, 2016, when compared to the three months ended September 30, 2015, due to reduced foreign exchange losses from the Brazilian subsidiary. Interest expense and other income, as a percentage of revenues, decreased to 1% during the three months ended September 30, 2016 compared to 2% during the three months ended September 30, 2015.

Income Tax Provision

The provision for income taxes for the three months ended September 30, 2016 was $0.06 million which primarily was a result of the taxes paid on dividends from China.

Income from Operations

In the three months ended September 30, 2016, we recorded a net loss attributable to common stockholders of ($2.71) million, or ($0.33) of basic earnings per common share, compared to income of $0.12 million or $0.01 of basic earnings common share, in the three months ended September 30, 2015. See Note 2. Earnings per Common Share.

Nine Months Ended September 30, 2016 as Compared with the Three Months Ended September 30, 2015

Revenue and Gross Profit

Revenues decreased 31%, or $12.98 million, to $28.42 million in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to the decline in our oil and gas sector. The declines were partially offset by $3.13 million in revenue from our Brazilian subsidiary.

Gross profit decreased 87%, or $6.02 million, to $0.87 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Gross profit as a percentage of revenues decreased to 3% in the nine months ended September 30, 2016, compared to 17% in the nine months ended September 30, 2015. The decrease in profitability was primarily attributable to competitive pricing pressure and overall lower revenue levels along with $1.20 million of costs overruns associated with a single power generation project.

Research and Development Costs

Research and development costs increased by 71%, or $0.36 million, to $0.86 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

Selling and Marketing Expenses

Selling and marketing costs increased by 7%, or $0.12 million, to $1.76 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, due to severance payments related to reductions in force in our sales team. Selling and marketing expenses, as a percentage of revenues, increased to 6% during the nine months ended September 30, 2016, compared to 4% during the nine months ended September 30, 2015.

General and Administrative Expenses

General and administrative expenses decreased by 3%, or $0.13 million, to $3.91 million during the nine months ended September 30, 2016, when compared to the nine months ended September 30, 2015, primarily due to lower operating cost including reduction in force. General and administrative expenses as a percentage of revenues, increased to 14% during the nine months ended September 30, 2016, compared to 10% during the nine months ended September 30, 2015.

Foreign Joint Venture Equity

Net equity from foreign joint venture operations decreased by 48%, or $0.15 million, to $0.17 million during nine months ended September 30, 2016, when compared to the nine months ended September 30, 2015. The decrease is primarily due to significant reduction in market demand in our Southeast Asia joint venture, MIEFE, and the resulting losses. The investment in MIEFE was written down to zero in the first quarter of 2016.

Other Income (Expense)

Interest expense and other income decreased by 227% or $0.36 million, to $0.20 million during the nine months ended September 30, 2016, when compared to the nine months ended September 30, 2015, primarily due to the gain on sale of South Coast Electric Systems manufacturing operations and the BP settlement from the 2010 gulf oil spill. Interest expense and other income, as a percentage of revenues, increased to 1% during the nine months ended September 30, 2016 compared to 0.38% during the nine months ended September 30, 2015.

Income Tax Provision

The provision for income taxes for the nine months ended September 30, 2016 was $0.05 million which primarily was a result of the taxes paid on dividends from China, calculated using a tax rate of 34%.

Income from Operations

In the nine months ended September 30, 2016, we recorded a net loss attributable to common stockholders of ($5.62) million, or ($0.68) of basic earnings per common share, compared to income of $0.76 million, or $0.09 of basic earnings per common share, in the nine months ended September 30, 2015. See Note 2. Earnings per Common Share.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2016	December 31, 2015
	(in thousands except percentages and ratios)
Working capital	$5,713	$10,945
Current ratio	1.5 to 1	2.3 to 1
Debt as a percent of total capitalization	24%	19%

Notes Payable

At September 30, 2016 and June 30, 2016 the Company had total borrowings of $5.85 million and $5.25 million, respectively. As of September 30, 2016, there was no additional borrowing capacity available under Facility A. The Company was also not in compliance with the fixed charge coverage ratio as of September 30, 2016 but was granted a waiver for the period. There can be no assurances that covenants can be met in the future and if not met, that waivers will be granted. In return, Facility A is capped at $1.50 million of availability until the Company is back in compliance. As of September 30, 2016, there was no additional borrowing capacity available under Facility A.

The Company continues to monitor its liquidity position closely and depending on the business needs may raise cash in the form of debt, equity, or a combination of both.

Operating Activities

During the nine months ended September 30, 2016, the Company used cash of $5.56 million from operations as compared to providing $3.78 million for the same period in 2015. This was primarily the result of the net loss from operations and a net increase in cost in excess of billings.

Investing Activities

During the nine months ended September 30, 2016, the Company’s investing activities provided cash of $0.33 million compared to $0.61 million for the comparable period in 2015. The decrease in 2016 is mainly attributed to a lower dividend received from our joint venture, partially offset by proceeds from the sale of property and equipment.

Financing Activities

During the nine months ended September 30, 2016, the Company’s financing activities provided cash of $0.10 million compared to providing $1.22 million in the comparable period in 2015 which included $1.50 million in net proceeds from the issuance of debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The markets in which we participate are capital intensive and cyclical in nature. The volatility in customer demand in several of these markets is greatly driven by the change in the price of oil and gas. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Coordination of project start dates is matched to the customer requirements and projects may take a number of months to complete. Schedules also may change during the course of any particular project. For more information please see Item 2 of the Management Discussion and Analysis – Business Outlook.

Liquidity Risk

Our inability to borrow additional funds under our existing credit facility could negatively impact future working capital, capital expenditures, and acquisitions in addition to fulfilling our obligations and operating the business. While we would seek alternative funding sources through both debt and equity raises, there is no assurance that additional capital can be obtained or that it can be obtained at terms that are favorable to us and our existing stockholders.

As of September 30, 2016, we had cash and cash equivalents of $2.90 million and total outstanding debt of $5.85 million and no availability for additional borrowings under our revolving credit facilities. Under the original terms of the credit facilities, the lender is committed to $8.35 million, however, failure to comply with certain financial covenants has resulted in a cap on Facility A until such time that we are compliant with the financial covenant.

Interest Rate Risk

Our interest rate sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through December 29, 2017. The revolving promissory note, effective in December 2015, has a similar interest rate exposure, with semi-annual payments of $0.15 million. The outstanding balance is due December 2020. At September 30, 2016, the Company had $5.85 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the LIBOR rate (0.85% at September 30, 2016) plus 2.75% per year. The loan agreements are collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries.

Foreign Currency Transaction Risk

The Company operates a subsidiary in Brazil and maintains equity method investments in its Singapore and Chinese joint ventures, MIEFE and BOMAY respectively. The functional currencies of the Brazil subsidiary and the joint ventures are the Brazilian Real, Singapore Dollar and the Chinese Yuan, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income, net of tax, in our condensed consolidated balance sheets. In the current nine months, this item decreased from $0.31 million at December 31, 2015 to $0.20 million at September 30, 2016 due principally to the strengthening of the United States Dollar against the Chinese Yuan.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the disclosure controls and procedures were effective as of September 30, 2016.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended September 30, 2016 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Date: November 14, 2016

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ William B. Brod
William B. Brod
Chief Financial Officer (Principal Financial Officer)