Form 10-K
period 2016-12-31
American Electric Technologies Inc
filed 2017-03-28
CIK 1043186

hl

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $16,203,230 based on the closing sale price on June 30, 2016 as reported by the NASDAQ Stock Market.

The number of shares of common stock outstanding on March 14, 2017 was 8,337,448.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2017 Annual Meeting of Stockholders to be held May 12, 2017 (Proxy Statement)	Part III

FORWARD-LOOKING STATEMENTS

The Description of Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any current or historical fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•	future oil and gas commodity prices;
•	future government regulations, pertaining to the oil and gas industry;
•	the effects of current and future worldwide economic conditions (particularly in developing countries) and demand for oil and natural gas and power system equipment and services;
•	the effects of ongoing and future industry consolidation, including, in particular, the effects of consolidation and vertical integration in the power systems market;
•	future energy industry fundamentals, including future demand for power system equipment and services;
•	future benefits to our customers to be derived from new services and products;
•	future benefits to be derived from our investments in technologies, joint ventures and acquired companies;
•	future growth rates for our services and products;
•	the degree and rate of future market acceptance of our new services and products;
•	expectations regarding end-users purchasing our more technologically-advanced services and products;
•	anticipated timing and success of commercialization and capabilities of services and products under development and related start-up costs associated with their development;
•	future opportunities for new products and projected research and development expenses;
•	future levels of our capital expenditures;
•	expected continued compliance with our debt financial covenants;
•	expectations regarding realization of deferred tax assets;
•	anticipated results with respect to certain estimates we make for financial accounting purposes.
•	future cash needs and future availability to fund our operations and pay our obligations;
•	expected net revenues, income from operations and net income; and
•	expected gross margins for our services and products;

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Company Background and Corporate Structure

American Electric Technologies, Inc. (the “Company”, “AETI”, “our”, “us” or “we”) was incorporated on October 21, 1996 as a Florida corporation. On May 15, 2007, we completed a business combination (the “M&I Merger”) with M&I Electric Industries, Inc. (“M&I” or “M&I Electric”), a Texas corporation, and changed our name to American Electric Technologies, Inc. Our principal executive offices are located at 1250 Wood Branch Park Drive, Suite 600, Houston Texas 77079 and our telephone number is 713-644-8182.

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of M&I Electric Industries, Inc., including its wholly-owned subsidiary, South Coast Electric Systems, LLC (“SCES”) and M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”).

The Company is a leading provider of power delivery solutions to the global energy industry. The Company is positioned to be the “turn-key” supplier for power delivery projects for our customers by offering custom-designed power distribution and power conversion systems, automation and control software, Power Distribution Centers (PDCs), power services, and electrical and instrumentation construction.

Our business strategy is to grow organically in our current key energy markets, expand our solution set to our current markets, continue our international expansion, and accelerate those efforts with acquisitions, while at the same time increasing earnings and cash flow per share to enhance overall stockholder value.

The principal markets that we serve include:

•	Power generation and distribution – the Company provides “turn-key” power delivery solutions for the power generation and distribution market sectors.
•

The Company works with turbine manufacturers, engine-generator manufacturers and dealers, Engineering, Procurement and Construction (“EPC”) firms, and high voltage service companies to provide electric power delivery products and solutions. The Company also provides products and services for renewable power generation including biomass, geothermal and other renewable energy projects.

•	The Company designs, manufactures, commissions and maintains our equipment for implementation in base-load, peaking power, cogeneration, and substation transmission facilities worldwide.
•	Oil & gas – the Company provides “turn-key” power delivery solutions for the upstream, midstream and downstream oil and natural gas sectors.
•

Upstream oil and gas refers to the exploration and production of oil and natural gas. The Company serves customers in the land drilling, offshore drilling, land-based production, and offshore production segments of the market.

•

Midstream oil and gas is primarily related to oil & gas transportation, including oil & gas pipelines and compression and pumping stations. The Company also has a strong customer base in natural gas fractionation (separation), cryo, natural gas to liquids, and other natural gas related-plants.

•	Downstream oil and gas includes oil refining and petrochemical plants, as well as Liquefied Natural Gas (LNG) plants, export facilities, and storage facilities.
•	Marine and industrial
•

Marine applications includes blue water vessels such as platform supply vessels (PSV), offshore supply vessels (OSV), tankers and other various work boats, typically up to 300 ft. in length. The Company also provides solutions to brown water vessels such as barges, dredges and other river and inland water vessels.

•	Industrial, including non-oil & gas industrial markets such as steel, paper, heavy commercial, and other non-oil & gas applications.

A key component of our Company’s strategy is our international focus.

We have three primary models for conducting our international business.

First, in certain international markets, we sell through foreign sales agents that we have appointed in energy regions around the world. Many of these international partners also provide local service and support for our products in those overseas markets.

Second, where local market conditions dictate, we have expanded internationally by forming joint venture operations with local partners in key markets such as China and Singapore, where we can partner with the primary end-customer in that market, or there are local content requirements or a competitive advantage to using local manufacturing.

Finally, we have expanded our international footprint by forming a wholly-owned foreign subsidiary to serve the Brazil electrical service market.

Products and Services

We have provided sophisticated custom-designed power distribution, power conversion, and automation and control systems for our customers since 1946. Our products are used to safely distribute and control the flow of electricity from a power generation source (e.g. a diesel generator, turbine or the utility grid) to whatever mechanical device utilizes the power (drilling machinery, motors, other process equipment, the utility grid, etc.) at low and medium voltages.

Our power distribution products include low and medium voltage switchgear that provides power distribution and protection for electrical systems from electrical faults. Our products include traditional low voltage and medium voltage switchgear, and our award winning IntelliSafe™ medium voltage arc-resistant switchgear designed to increase end-user safety in case of an arc-flash explosion. IntelliSafe™ is designed for the downstream sector, process industries and the power generation market, and was designed to be the safest arc-resistant product on the market, and meets key industry specifications and certifications. Our products are suitable for both American National Standards Institute (“ANSI”) and International Electrotechnical Commission (“IEC”) markets. Other power distribution products in our solution set include low voltage and medium voltage motor control centers, bus ducts, fuse and switch products, and other related power distribution equipment. We also bundle third party products per our customer specifications including items such as battery backup power systems and transformers.

Our power conversion solutions include sophisticated alternating current variable frequency drive (“AC VFD”) systems,  analog systems and digital silicon controlled rectifier (“SCR”) products , that are used to adjust the speed and torque of an electric motor to match various user applications, primarily in the land and offshore drilling and marine vessel markets.

Our power distribution and control products are generally custom-designed to our customers’ specific requirements, and we do not maintain an inventory of such products.

We have the technical expertise to provide our solutions in compliance with a number of applicable industry standards such as National Electrical Manufacturers Association (“NEMA”) and ANSI or IEC equipment to meet American Bureau of Shipping (“ABS”), United States Coast Guard (“USCG”), Lloyd’s Register, a provider of marine certification services, and Det Norske Veritas (a leading certification body/registrar for management systems certification services) standards.

Our automation and control solutions are designed for the management and control of power in a customers’ application. The DrillAssist™ is a control system that enables the management of an entire land and offshore drilling rig’s operations. DrillAssist™ includes auto-drill capabilities and a driller’s chair and cabin where the drilling rig operator manages the rig. The Company’s Vessel Management system is a packaged control platform for management of vessel operations.

Our Power Distribution Centers (“PDC”) are a critical element of our turnkey solution set and are used to house our power distribution and power conversion products. Our PDCs can be manufactured over 100 ft. long and 40 ft. wide. The Company also manufactures VFD and SCR houses for land drilling and driller’s cabins for land and offshore deployment.

We provide a variety of electrical services including the commissioning and maintenance of our customer’s full electrical power infrastructure. We provide low and medium voltage start-up/commissioning, preventative maintenance, emergency call out services, and breaker and switchgear refurbishment services.

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

China. In March 2006, M&I Electric entered into a joint venture agreement with Baoji Oilfield Machinery Co., Ltd., (“BOMCO”), a wholly-owned subsidiary of the China National Petroleum Corporation, and AA Energies, Inc. of Houston, Texas, which markets oilfield equipment, to form BOMAY Electric Industries Co., Ltd. (“BOMAY”), as an equity joint venture limited liability company organized in China. M&I is a 40% interest owner in BOMAY with 51% being owned by BOMCO and the remaining 9% owned by AA Energies, Inc. BOMAY manufactures power and control systems for land drilling rigs. M&I has invested 16 million Yuan (approximately $2 million) in this joint venture in which M&I provides technology and services to BOMAY. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment. No guarantees have been provided by AETI at this time. The joint venture has an initial 12 year term, and will expire in 2018. The term of the joint venture may be extended upon agreement of all parties. In such case, the joint venture shall apply for the extension to the relevant

Chinese authority six months before expiry of the venture. The company is working with our Joint Venture partners on extending the joint venture. At this time, AETI has no indication that the joint venture will not be extended beyond the 2018 expiration date.

Singapore. In 1994, the Company formed a joint venture in Singapore to provide sales, engineering, manufacturing and technical support for our products in Southeast Asia called M & I Electric Far East PTE Ltd. (“MIEFE”). The Company currently owns 41% of the joint venture with our joint venture partner, Sonepar, owning 51% and MIEFE’s general manager owning the remaining 8%. In 2016, due to market conditions, the business suspended current operations and the investment in MIEFE was written down to zero excluding foreign currency translation.

The following is selected financial information of the Company’s investment in foreign joint ventures as of and for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	BOMAY	MIEFE	BOMAY	MIEFE
Investment as of end of year	$10,450	$213	$10,896	$208
Equity income (loss)*	804	(3)	973	(232)
Distributions received from joint ventures*	589	-	1,032	137
Foreign currency translation*	(661)	8	(593)	71
AETI sales to joint ventures	105	2	186	52
Accounts receivable due from joint ventures	36	-	-	52
*	Numbers are reflected in the investment balance as of end of year.

During 2016 and 2015, the Company recognized approximately $0.25 million and $0.39 million respectively, for employee joint venture related expenses which are included in Foreign Joint Ventures Operation’s Related Expenses in the accompanying consolidated statements of operations.

International Sales

During 2016, approximately 13% of the Company’s consolidated revenue was derived from systems sold or shipped into international markets. Sales from the United States are generally made in United States Dollars and settled prior to shipment or are collateralized by irrevocable letters of credit. M&I Brazil’s sales are generally made in Brazilian Reals.

Marketing

We market our products and services in the United States through direct contact with potential customers by our internal sales organization, consisting of full-time sales and sales support employees. We have several sales agreements with agents and distributors in the United States and several foreign countries. We also exhibit at a variety of industry trade shows each year. M&I Brazil markets in Brazil and certain other South American countries.

Our business is generally obtained through a competitive bid process where the lowest bid from pre-qualified suppliers is awarded the project. Depending on the market segment, we either sell directly to the end user or owner, a shipyard or rig builder, or, sell to an EPC firm representing the end project owner.

Manufacturing

Manufacturing processes at our facilities include machining, fabrication, wiring, subassembly, system assembly and final testing. We have invested in automated and semi-automated equipment for the fabrication and machining of parts and assemblies that we incorporate into our products. Our quality assurance program includes quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We perform system design, assembly and testing in-house. The Company’s primary manufacturing facility is located in Beaumont, Texas and is ISO 9001:2008 certified.

Raw Materials and Suppliers

The principal raw materials for our products are copper, steel, aluminum and manufactured electrical components. We obtain these products from a number of domestic and foreign suppliers. The market for most of the raw materials and parts we use is comprised of numerous suppliers and we believe that we can obtain each of the raw materials we require from more than one supplier. We do not have any long-term contractual arrangements with the suppliers of our raw materials.

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

We believe our principal competitive strengths include the following:

Our power delivery, control and drive systems are custom-designed and are built to meet our customers’ specific requirements. We specialize in projects that are complex, require industry certification, have short lead times or other non-standard elements, such as systems that must be deployed in harsh environments or need to meet tight space or weight requirements. Our ability to provide custom-designed technical products, PDCs, electrical and instrumentation construction services, and electrical startup and preventative maintenance services enables us to provide customers total system responsibility for their electrical power control and distribution needs and is unusual in this industry.

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

The Company has multiple competitive advantages for our products:

-	Custom design;
-	Market leading technologies such as our patent-pending IntelliSafe™ medium voltage arc-resistant switchgear and our DrillAssist™ drilling automation and control solutions;
-	Turn-key solutions, including in-house manufacturing of PDC’s;
-	Quick delivery time;
-	Able to use best of breed components and mix and match subsystems from a variety of vendors versus a single supplier solution; and
-	Ability to provide integrated solution by self-performing our technical products and electrical & instrumentation construction work.

We have identified our largest competitors, by product line as follows:

-	Power distribution/switchgear systems—Powell Industries, Siemens, Eaton, GE, ABB and Volta.
-	Power conversion/drive systems—Omron/ Schlumberger, National Oilwell Varco (NOV), ABB, and Siemens.

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

We generally include total expected net sales in backlog when a contract for a definitive amount of work is entered into. We generally expect our backlog to become net sales within a year from the signing of a contract. Backlog as of December 31, 2016 and 2015 totaled $13.5 million and $19.0 million, respectively.

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

Environmental Laws

We are subject to various federal, state and local laws enacted for the protection of the environment. We believe we are in compliance with such laws. Our compliance has, to date, had no material effect on our capital expenditures, earnings, or competitive position.

Research and Development Costs

Total expenditures for research and development were $0.96 million and $0.77 million for the fiscal years ended December 31, 2016 and 2015, respectively. Research and development cost were incurred to develop new products for our energy-related markets including new power distribution, power conversion and automation and control products.

Employees

As of December 31, 2016, we had 232 employees. No employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our common stock and all of the other information in this 2016 Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Our indebtedness contains various covenants that impose restrictions that may affect our ability to operate our business and increase our interest expense.

In March 2017, we repaid and terminated our revolving credit facilities through the sale of a Senior Secured Term Note (the “Note”) in the amount of $7.00 million as described in Note 8 and Note 19 of the Consolidated Financial Statements included herein. The note sale provided us with approximately $1.00 million of additional funds for working capital. The Note’s governing documents contain various affirmative, negative and financial covenants customary for such financing, including various financial covenants which we must meet on a monthly basis. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations.

Our indebtedness could have negative consequences to us, including:

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

•	our vulnerability to general economic downturns and adverse industry conditions could increase;
•	our flexibility in planning for, or reacting to, changes in our business and in our industry in general could be limited;
•	our amount of debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt;
•	our customers may react adversely to our significant debt level and seek or develop alternative licensors or suppliers; and
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

Customers related to the upstream, midstream and downstream oil and gas industry accounted for approximately 47% and 81% of our net sales in 2016 and 2015, respectively. The oil and gas industry is a cyclical commodity business, with product demand and prices based on numerous factors such as general economic conditions and local, regional and global events and conditions that affect supply, demand and profits. Demand for our products and services benefits from strong oil and gas markets. The recent decline in the price for oil and its prolonged lower prices has caused a decrease in demand for our products and services resulting in a decline in our net sales, profit margins and cash flows.

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

Inability to obtain performance bonding could prevent us from bidding on certain projects

A portion of the Company’s growth is focused on power generation projects and the EPC firms building them. Those bids typically require a form of surety which could be a letter of credit or a performance bond. Failure to obtain adequate bonding capacity could hinder our growth in this market.

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

We manufacture products and operate plants in Texas and Brazil. Operations in the United States have been disrupted in the past due to hurricanes. Although we have not suffered any material losses as a result of these disruptions due to our insurance coverage and advance preparations, it is not possible to predict future similar events or their consequences, any of which could decrease demand for our products, make it difficult or impossible for us to deliver products, or disrupt our supply chain.

We generate a significant portion of our net sales from international operations and are subject to the risks of doing business outside of the United States.

Approximately 13% of our net sales in 2016 were generated from projects and business operations outside of the United States, primarily provided to the oil and gas drilling and marine industries in the following countries: Mexico, Canada, United Arab Emirates, Singapore, Indonesia and Brazil. This percentage was approximately 15% in 2015. The oil and gas industry operates in both remote and potentially politically unstable locations, and numerous risks and uncertainties affect our non-United States operations. These risks and uncertainties include changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as United States laws affecting activities of United States companies abroad, including tax laws and enforcement of contract and intellectual property rights. In addition, the costs of providing our services can be adversely and/or unexpectedly impacted by the remoteness of the locations and other logistical factors.

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

Joint Venture limited life risk

The joint venture, BOMAY was formed in 2006 in China. It was formed with a term of 12 years. The joint venture may be terminated earlier for valid business reasons including Force Majeure. In the event the joint venture is to be terminated, either party may acquire the other parties’ interests and continue the operations of the joint venture. Additionally, the term of the joint venture may be extended upon agreement of all parties. In such case, the joint venture shall apply for the extension to the relevant Chinese authority six months before expiry of the venture. At this time, AETI has no indication that the joint venture will not be extended beyond 12 years.

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

Risk from Restricted U.S. Government Access to Audit Documents in China

The audit of BOMAY for the fiscal years ended December 31, 2016 and 2015 was conducted in China by a Chinese audit firm not registered with the Public Company Accounting Oversight Board (“PCAOB”) under the direction of the Company’s independent auditor.  The Company’s independent auditor has directed additional procedures to comply with auditing standards prescribed by the PCAOB.

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

Joint Venture Centralized Government Risks

Since the centralized government of China controls most of the petroleum industry and related manufacturing through annual planning and budgets, the financial results realized by the Company’s joint venture, BOMAY, will reflect the government’s decisions on production levels for oil and gas equipment. The Company further understands that the value of BOMAY’s assets, including inventory, may not be fully realized if demand for these products is reduced significantly because of economic policy decisions or other organizational changes in the Chinese petroleum industry.

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

Foreign Currency Transaction Risk

The Company operates a subsidiary in Brazil and maintains equity method investments in its Chinese and Singapore joint ventures, BOMAY and MIEFE. The functional currencies of the Brazilian subsidiary and the joint ventures are the Brazilian Real, Chinese Yuan and Singapore Dollar, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in our consolidated balance sheets. The translation adjustment decreased from $0.31 million at December 31, 2015 to $0.00 million at December 31, 2016 due principally to the weakening of the Brazilian Real and strengthening of the Chinese Yuan versus the United States Dollar.

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

Interest Rate Risk

Our interest rate sensitive items do not subject us to material risk exposures. Our revolving credit facility remains available through December 29, 2017. The revolving promissory note has a similar interest rate exposure, with semi-annual payments of $0.15 million. The outstanding balance is due December 2020. At December 31, 2016, the Company had $5.70 million of variable-rate term debt outstanding. At this borrowing level, a hypothetical relative increase of 10% in interest rates would have an unfavorable but insignificant impact on the Company’s pre-tax earnings and cash flows. The primary interest rate exposure on variable-rate debt is based on the three month LIBOR rate (0.98% at December 31, 2016) plus 4.00% per year. The loan agreements are collateralized by real estate, trade accounts receivable, equipment, inventory and work-in-process, and guaranteed by our operating subsidiaries. In March 2017, the Company refinanced our outstanding debt at a fixed rate. Refer to Note 8 and Note 19 in the accompany Notes to Consolidated Financial Statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table describes the material facilities of AETI and its subsidiaries, including foreign joint ventures, as of December 31, 2016:

Location	General Description	Approximate Acres	Approximate Square Feet of Building	Owned/Leased
Houston, Texas	Company and M&I headquarters, engineering, administration, E&I services	0.1	13,000	Leased
Beaumont, Texas	Manufacturing, engineering, E&I services, administration and storage	9.0	118,000	Owned
Houma, Louisiana	M&I Electric services location	0.1	4,125	Leased
Brazil - Macaé	M&I Brazil offices and shop services	1.0	10,764	Leased
Rio	M&I Brazil offices and shop services	0.1	6,458	Leased
Belo Horizonte	M&I Brazil offices	0.1	4,306	Leased
Foreign joint ventures’ operations:
Xian, Shaanxi, China	BOMAY Electric Industries offices and manufacturing	4.1	100,000 80,000	Owned Leased
Singapore	M&I Electric Far East offices and manufacturing	0.3	15,000	Leased

ITEM 3.	LEGAL PROCEEDINGS.

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

The following table sets forth quotations for the high and low sales prices for the Company’s common stock, as reported by NASDAQ, for the periods indicated below:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	High	Low	High	Low
First Quarter	$4.41	$1.81	$6.12	$3.05
Second Quarter	2.82	1.76	6.24	3.97
Third Quarter	5.15	2.21	5.14	2.31
Fourth Quarter	2.70	1.50	3.51	1.85

As of March 16, 2017, there were 44 shareholders of record of our common stock.

The Company did not declare or pay cash dividends on common shares in either fiscal year 2016 or 2015. Dividends were paid on our Series A Convertible Preferred Stock. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operations of its business. Our amended bank loan agreement prohibits the payment of cash dividends on our common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about outstanding equity plans as of December 31, 2016. The 2007 Employee Stock Incentive Plan, as amended, has been approved to issue up to 1,700,000 shares of the Company’s common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding rights (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3) (a)
Equity compensation plans approved by security holders	218,412	$—	433,777
Equity compensation plans not approved by security holders	—	—	—
Total (c)	218,412	$—	433,777

(1) Includes shares of common stock issuable upon vesting of outstanding restricted stock units (RSUs).

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which convert to common stock on a one-to-one basis. No options were outstanding.
(3)	Consists of the shares available for future issuance under 2007 Employee Stock Incentive Plan for services by eligible employees, board members, independent contractors and consultants.
(a)	See Note 10 to the consolidated financial statements included in this 10-K for the year ended December 31, 2016 for further information.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial data for continuing operations for the periods presented. This data excludes the results of American Access Technologies, Inc., a former subsidiary of the Company which was sold in 2014. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report. The information set forth below is not necessarily indicative of results of future operations. Amounts are in thousands of dollars except share and per share data.

CONTINUING OPERATIONS

	2016	2015	2014	2013	2012
Net sales	$37,812	$49,083	$57,254	$59,239	$48,169
Net income (loss) before dividends on redeemable preferred stock	$(7,060)	$(2,593)	$(4,727)	$5,263	$2,793
Earnings (loss) per common share:
Basic	$(0.89)	$(0.36)	$(0.29)	$0.62	$0.33
Diluted	$(0.89)	$(0.36)	$(0.29)	$0.56	$0.31
Cash dividends declared per common share	$-	$-	$-	$-	$-
Shares used in computing earnings (loss) per common share:
Basic	8,305,764	8,241,585	8,182,034	7,990,690	7,901,225
Diluted	8,305,764	8,241,585	8,182,034	9,472,506	8,258,742
Cash and cash equivalents	$1,618	$7,989	$3,550	$4,148	$4,477
Total assets	35,384	38,586	43,254	45,836	38,974
Long-term debt (including current maturities)	4,200	4,500	4,000	500	500
Total liabilities	19,883	15,924	17,701	15,565	13,789
Redeemable preferred stock (net of discount)	4,383	4,329	4,281	4,236	4,194
Total stockholders’ equity	11,118	18,333	21,272	26,035	20,991

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of  M&I Electric Industries, Inc., its wholly-owned subsidiary, South Coast Electric Systems, LLC and M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”).

The Company is a leading provider of power delivery solutions to the global energy industry.

The principal markets that we serve include:

•	Power generation and distribution– the Company provides “turn-key” power delivery solutions for the power generation and distribution market sectors.
•

The Company works with turbine manufacturers, engine-generator manufacturers and dealers, EPC firms, and high voltage service companies to provide electric power delivery products and solutions. The Company also provides products and services for renewable power generation including biomass, geothermal and other renewable energy projects.

•	The Company designs, manufactures, commissions and maintains our equipment for implementation in base-load, peaking power, cogeneration, and substation transmission facilities worldwide.
•	Oil and gas – the Company provides “turn-key” power delivery solutions for the upstream, midstream and downstream oil and natural gas sectors.
•

Upstream oil and gas refers to the exploration and production of oil and natural gas. The Company serves customers in the land drilling, offshore drilling, land-based production, and offshore production segments of the market.

•

Midstream oil and gas is primarily related to oil and gas transportation, including oil and gas pipelines and compression and pumping stations. The Company also has a strong customer base in natural gas fractionation (separation), cryo, natural gas to liquids, and other natural gas related-plants.

•	Downstream oil and gas includes oil refining and petrochemical plants, as well as Liquefied Natural Gas (LNG) plants, export facilities, and storage facilities.
•	Marine and industrial
•

Marine applications includes blue water vessels such as platform supply vessels (PSV), offshore supply vessels (OSV), tankers and other various work boats, typically up to 300 ft. in length. The Company also provides solutions to brown water vessels such as barges, dredges and other river and inland water vessels.

•	Industrial, including non-oil and gas industrial markets such as steel, paper, heavy commercial, and other non-oil and gas applications.

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

	For the Twelve Months Ended December 31, 2016 and 2015
	(in thousands)
		Power Generation	Marine & Other
2016	Oil & Gas	& Distribution	Industrial	Total
Net Sales	$17,783	$12,225	$7,804	$37,812
Gross Profit (Loss)	1,324	(804)	496	1,016
Gross Profit (Loss) as % of Revenue	7%	-7%	6%	3%
		Power Generation	Marine & Other
2015	Oil & Gas	& Distribution	Industrial	Total
Net Sales	$39,876	$3,704	$5,503	$49,083
Gross Profit	5,018	788	784	6,590
Gross Profit as % of Revenue	13%	21%	14%	13%

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

The table below shows the reconciliation of net loss attributable to common stockholders to EBITDA for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Years Ending December 31,
	2016	2015
Net loss attributable to common stockholders	$(7,413)	$(2,942)
Add: Depreciation and amortization	877	894
Interest expense	251	172
Provision (benefit) for income taxes	44	428
Dividend on redeemable preferred stock	353	349
EBITDA	$(5,888)	$(1,099)

Backlog

Backlog is another non-U.S.GAAP indicator management uses to measure the level of outstanding orders.

The order backlog at December 31, 2016 and December 31, 2015 was $13.50 million and $19.03 million, respectively.

Foreign Joint Ventures:

Summary financial information of BOMAY and MIEFE in U.S. dollars was as follows at December 31, 2016 and 2015 (in thousands):

	BOMAY		MIEFE
	2016	2015	2016	2015
Assets:
Total current assets	$47,700	$68,151	$425	$2,365
Total non-current assets	3,589	4,131	17	70
Total assets	$51,289	$72,282	$442	$2,435
Liabilities and equity:
Total liabilities	$24,196	$44,415	$551	$1,930
Total joint ventures’ equity	27,093	27,867	(109)	505
Total liabilities and equity	$51,289	$72,282	$442	$2,435

	Twelve Months Ended December 31,
	BOMAY		MIEFE
	2016	2015	2016	2015

Revenue	$33,468	$47,347	$1,167	$5,741
Gross Profit	$6,687	$8,353	$481	$1,112
Earnings	$2,010	$2,433	$(631)	$(567)

The Company’s investments in and advances to its foreign joint ventures’ operations were as follows as of December 31, 2016 and 2015:

	2016			2015
	BOMAY*	MIEFE	TOTAL	BOMAY*	MIEFE	TOTAL
	(in thousands)			(in thousands)
Investments in foreign joint ventures:
Balance, beginning of year	$2,033	$14	$2,047	$2,033	$14	$2,047
Additional amounts invested and advanced	-	-	-	-	-	-
Balance, end of year	2,033	14	2,047	2,033	14	2,047
Undistributed earnings:
Balance, beginning of year	8,098	(11)	8,087	8,157	358	8,515
Equity in earnings (loss)	804	(3)	801	973	(232)	741
Dividend distributions	(589)	-	(589)	(1,032)	(137)	(1,169)
Balance, end of year	8,313	(14)	8,299	8,098	(11)	8,087
Foreign currency translation:
Balance, beginning of year	765	205	970	1,358	134	1,492
Change, during the year	(661)	8	(653)	(593)	71	(522)
Balance, end of year	104	213	317	765	205	970
Investments, end of year	$10,450	$213	$10,663	$10,896	$208	$11,104

*

Accumulated statutory reserves in equity method investments of $2.89 million and $2.72 million at December 31, 2016 and 2015, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

The equity income for the Company’s interest in the two joint ventures for 2016 and 2015 was: BOMAY $0.80 million vs. $0.97 million and MIEFE ($0.27) million vs. ($0.23) million. During 2016, the Company’s share of accumulated losses from its investment in MIEFE exceeded the Company’s initial investment balance. The Company applied the losses to the investment balance  to the extent of the Company’s initial investment, with the remaining $0.27 million accrued in other current liabilities to reflect the Company’s intention to fund their share of losses. Due to market conditions, the business suspended current operations and the investment in MIEFE was written down to zero excluding foreign currency translation in the first quarter of 2016. These results reflect the lower market demand in China and in Southeast Asia attribute to global energy prices.

Historically, the operating results of BOMAY have appeared almost seasonal as budgets were established for new years in March and the company worked to complete production to meet targets. Most of BOMAY’s production is for BOMCO for the Chinese National Petroleum Corporation, (“CNPC”), for land drilling in China and in other international markets where BOMCO or CNPC have relationships.

At December 31, 2016, there were inventories and work in progress at BOMAY of approximately $22.22 million compared to approximately $29.66 million at December 31, 2015. We expect much of this will be invoiced in 2017 after new budgets are established and products accepted. Additionally, new international orders will be completed and recognized. BOMAY has addressed the recent downturn in the Chinese market, including the decrease in the oil price, with reduced staff and other cost cutting measures.

Results of Operations

The table below summarizes our consolidated net sales and profitability for the years ended December 31, 2016 and 2015 (dollars in thousands):

OPERATIONS

	2016	2015
Net sales	$37,812	$49,083
Gross profit	1,016	6,590
Gross profit %	3%	13%
Research and development expenses	(962)	(769)
Selling and marketing expenses	(2,181)	(2,380)
General and administrative expenses	(5,242)	(5,782)
Loss from operations	(7,369)	(2,341)
Equity income from foreign joint ventures’ operations	529	741
Foreign joint ventures’ operations related expenses	(245)	(393)
Net equity income from foreign joint ventures’ operations	284	348
Loss from operations and net equity income from foreign joint ventures’ operations	(7,085)	(1,993)
Other income (expense), net	69	(172)
Loss before income taxes	(7,016)	(2,165)
(Provision for) benefit from income taxes	(44)	(428)
Net loss before dividends on redeemable convertible preferred stock	(7,060)	(2,593)
Dividends on redeemable preferred stock	(353)	(349)
Net loss attributable to common stockholders	$(7,413)	$(2,942)

Year ended December 31, 2016 compared to year ended December 31, 2015

Revenue and Gross Profit

Revenue decreased 23%, or $11.27 million, to $37.81 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to the general decline in market demand including  significant project cancellations and postponements in the United States.

Gross profit decreased 85%, or $5.55 million, to $1.02 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. Gross profit as a percentage of revenues decreased to 3% for the year ended December 31, 2016, compared to 13% for the year ended December 31, 2015. The decrease in profitability was primarily attributable to competitive pricing pressure and overall lower revenue levels, along with $1.20 million of cost overruns associated with a large power generation project.

Research and Development costs

Research and development costs increased 25%, or $0.19 million, to $0.96 million for the year ended December 31, 2016, compared to the year ended December 31, 2015 as the Company completed its work on the IntelliSafe medium voltage arc resistant switchgear program.

Selling and Marketing expenses

Selling and marketing expenses decreased 8%, or $0.20 million, to $2.18 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, due to expense management for advertising and marketing programs. Selling and marketing expenses, as a percentage of revenues, increased approximately 1% to 6% for the year ended December 31, 2016, compared to the year ended December 31, 2015.

General and Administrative Expenses

General and administrative expenses decreased by 9%, or $0.54 million, to $5.24 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to lower operating cost including reduction in force. General and administrative expenses, as a percentage of revenues, increased approximately 2% to 14% for the year ended December 31, 2016, compared to the year ended December 31, 2015.

Foreign Joint Venture Equity

Net equity income from foreign joint ventures decreased 18%, or $0.06 million, to $0.28 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to lower market demand in China and in Southeast Asia attribute to global energy prices.

Other Income (Expense), Net

Interest expense and other income increased 140% or $0.24 million to $0.07 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to the gain on sale of South Coast Electric Systems manufacturing operations and the BP settlement from the 2010 gulf oil spill. Interest expense and other income, as a percentage of revenues, increased to 0.18% for the year ended December 31, 2016, compared to (0.35%) for the year ended December 31, 2015.

Income Tax Provisions

The provision for income taxes for 2016 was $0.04 million compared to $0.43 million in 2015. These amounts reflect the valuation allowance related to the Company’s net deferred tax assets related to its U.S. operation.  See Note 7 Income Taxes to the Consolidated Financial Statements included in this report for further details.  The 2016 and 2015 tax accruals represent U.S. taxes on the foreign joint ventures equity income less dividends and proceeds received.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2016	December 31, 2015
	(in thousands except percentages and ratios)
Working capital	$3,302	$10,945
Current ratio	1.3 to 1	2.3 to 1
Total Debt	$5,700	$5,543
Debt as a percent of total capitalization	34%	23%
Consolidated net worth	$15,502	$22,662

*	“Consolidated Net Worth” represents the Company’s consolidated total assets less consolidated total liabilities.

AETI’s long-term debt as of December 31, 2016 was $3.90 million on which payments were current.

See Note 8 Notes Payable to the Consolidated Financial Statements included in this report for discussion of recent financial activity.

Notes Payable

On December 29, 2015, the Company entered into a Loan Agreement (the “Loan Agreement”) with Frost Bank (“Frost”). The Loan Agreement provided two separate revolving credit facilities to the Company. These facilities were repaid and terminated on March 23, 2017 at which time we sold a $7.00 million Senior-Secured Term Note (the “Note”) to a third-party lender. The proceeds of the note sale were used to pay off all remaining balances on the credit facilities with Frost in addition to providing approximately $1.00 million of working capital. Note is payable in monthly interest only payments, in arrears, with $0.50 million of principal payable by June 30, 2017 and the balance due March 23, 2021. The Note is secured by all assets of the Company, with few exceptions, and bears interest at a fixed rate of 11.50%.

Sources and Use of Cash

We derive the majority of our operating cash inflow from receipts from the sale of goods and services and cash outflow is used for the procurement of materials and labor. Accordingly, cash flow is subject to market fluctuations and conditions. A substantial portion of our business allows for progress billings that provide us with cash receipts as costs are incurred throughout the project, rather than upon contract completion, thereby reducing working capital requirements.

Operating Activities

During the twelve months ended December 31, 2016, the Company’s operating activities used cash of $6.60 million as compared to providing $2.37 million during 2015. This was primarily the result of the net loss from operations and a net increase in cost in excess of billings along with an increase in accounts payable of $4.3 million.

Investing Activities

During the twelve months ended December 31, 2016, the Company’s investing activities provided $0.17 million in cash as compared to providing $0.80 million for the comparable period in 2015. The decrease in 2016 is mainly attributed to a lower dividend received from our joint venture, partially offset by proceeds from the sale of SCES assets.

Financing Activities

During the twelve months ended December 31, 2016, the Company’s financing activities provided $0.03 million in cash as compared to providing $1.43 million in the comparable period in 2015 which included $1.50 million in net proceeds from the issuance of debt.

Liquidity

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of debt requirements and operating cash needs. To meet our short and long-term liquidity requirements, we rely primarily on cash from operations. Beyond cash generated from operations, the Company has a shelf registration filed with the SEC which permits us to issue an unspecified amount of debt or equity securities. Refer to Note 8 - Notes Payable and Note 19 - Subsequent Event to the Consolidated Financial Statements in this Annual Report.

Operating Lease Commitments

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016:

Year Ending December 31,	Amount
(In thousands)
2017	$698
2018	631
2019	438
2020	241
2021	215
$2,223

Contractual Obligations

Payments due under contractual obligations other than leases at December 31, 2016 are as follows:

	Within 1 Year	2 - 3 years	4 - 5 years	More Than 5 Years	Total
	(in thousands)
Long-term debt obligations	$300	$600	$3,300	$0	$4,200
Interest on long-term debt	200	357	156	0	713
Total	$500	$957	$3,456	$0	$4,913

Interest is estimated based on the current rate of approximately 4.98% and do not reflect financing in 2017. Please refer to Note 19 Subsequent event.

Other Commercial Commitments

We are contingently liable for secured letters of credit of $1.25 million as of December 31, 2016 in relation to performance guarantees on certain customer contracts. These guarantees assure that we will perform under the terms of our contract.

The following table reflects potential cash outflows that may result in the event that we are unable to perform under our contracts as of December 31, 2016:

For the Year Ending December 31,	Amount
(in thousands)
Payments Due by Period:	$-
Less than 1 year	1,248
1 to 3 years	-
More than 3 years	-
$1,248

Outlook for Fiscal 2017

Although the market experienced significant losses in 2015 and 2016 due to reduced oil and gas price-based demand, the Company believes it has several promising areas of opportunity in 2017.

The Company believes there is an increased level of opportunities in the power generation and distribution markets with the availability of low cost natural gas. This fact, coupled with political pressures on coal-fired power generation plants, creates an increased market opportunity for the Company.

The Company is also strongly pursuing opportunities it sees in the midstream and downstream niches in the oil & gas market including storage terminals, LNG projects, refineries and petrochemical facilities.

The Company also sees continued growth opportunities for its IntelliSafe™ medium voltage arc-resistant switchgear primarily in the downstream and power generation and distribution sectors in 2017 and beyond.

The Company believes that an increase in the price of oil above 2016 levels will create growth opportunities for its services business as drilling companies need to get their assets up and running again.

Internationally, the Company believes our global energy markets in China will remain flat at 2016 levels throughout 2017. We anticipate an increase in market opportunities in Brazil in 2017 as the political and economic challenges facing Brazil stabilize.

The Company enters the 2017 fiscal year with backlog of $13.50 million, which is up approximately $2.5 million from the end of the third quarter based on orders received in the fourth quarter for the Company’s products. We closely monitor our backlog and order activity and continue to adjust our cost structure and expenditures as conditions require.

The Company continues to review growth opportunities and depending on cash needs may raise cash in the form of debt, equity, or a combination of both.

Effects of Inflation

We experienced minimal increases in our material prices in 2016. The Company has been generally successful in recovering these increases from its customers in the form of increased prices. Future inflationary pressures will likely be largely dependent on the worldwide demand for these basic materials which cannot be predicted at this time.

Commitments and Contingencies

The Company maintains a group medical and hospitalization minimum premium insurance program. For the policy year ended August 2016 and the subsequent policy year, the Company is liable for all claims each year up to $70,000 per insured, or $1.7 million in the aggregate. An outside insurance company insures any claims in excess of these amounts. The Company’s annual expense for this minimum premium insurance program totaled $1.07 million and $1.16 million during the years ended December 31, 2016 and 2015, respectively. Insurance reserves included in accrued payroll and benefits in the accompanying consolidated balance sheets were approximately $0.02 million and $0.00 million at December 31, 2016 and 2015, respectively. The Company is a party to a number of legal proceedings in the normal course of business for which appropriate provisions have been made if it is believed an ultimate loss is probable.

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

Foreign Currency Gains and Losses – Foreign currency translations are included as a separate component of comprehensive income. The Company has determined the local currency of its foreign subsidiary and its foreign joint ventures to be the functional currency. In accordance with ASC 830, the assets and liabilities of the foreign equity investees and M&I Brazil, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date and net sales and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income, net of deferred income taxes, which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

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

Carrying Value of Joint Venture Investments – The Company evaluates the carrying value of equity method investments as to whether an impairment adjustment may be necessary. In making this evaluation, a variety of quantitative and qualitative factors are considered including international, national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on the most recent review at December 31, 2016 and December 31, 2015, management believes the carrying value of investments in foreign joint ventures is recoverable.

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

In November, 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance will be effective for fiscal years beginning after December 15, 2017 and early adoption is permitted.  The Company has elected to early adopt this pronouncement and has reflected the change on the consolidated balance sheets for all periods presented.

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

In April 2016, the FASB issued ASU No.2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify two aspects of Topic 606: (i) identifying performance obligations; and (ii) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for ASU No. 2016-10 are the same as the effective date and transition requirements for ASU No. 2014-09. Management is currently evaluating the future impact of ASU No. 2016-10 on the Company’s consolidated financial position, results of operations and disclosures.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12 provides narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. The amendment also provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers and are expected to reduce the judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU No. 2016-12 are the same as the effective date and transition requirements for ASU No. 2014-09. Management is currently evaluating the future impact of ASU No. 2016-12 on the Company’s consolidated financial position, results of operations and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 eliminates the probable initial recognition threshold in current generally accepted accounting principles (“GAAP”) and, instead, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU No. 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU No. 2016-13 is effective for annual periods beginning after December 15, 2020, with early application permitted in annual periods beginning after December 15, 2018. The amendments of ASU No. 2016-13 should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is currently evaluating the future impact of ASU No. 2016-13 on the Company’s consolidated financial position, results of operations and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. Management is currently evaluating the future impact of ASU No. 2016-15 on the Company’s consolidated financial position, results of operations and disclosures.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU No. 2016-20 allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The amendment also clarifies narrow aspects of ASC 606, including contract modifications, contract costs, and the balance sheet classification of items as contract assets versus receivables, or corrects unintended application of the guidance. The effective date and transition requirements for ASU No. 2016-20 are the same as the effective date and transition requirements for ASU No. 2014-09. Management is currently evaluating the future impact of ASU No. 2016-20 on the Company’s consolidated financial position, results of operations and disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of a business or as acquisitions (or disposals) of assets. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2018, with early adoption permitted under certain circumstances. The amendments of ASU No. 2017-01 should be applied prospectively as of the beginning of the period of adoption. Management is currently evaluating the future impact of ASU No. 2017-01 on the Company’s consolidated financial position, results of operations and disclosures.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. The amendments in this update relate to disclosures of the impact of recently issued accounting standards. The SEC staff’s view that a registrant should evaluate ASC updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an update, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments specifically addressed recent ASC amendments to ASU No. 2016-13, Financial Instruments – Credit Losses, ASU No. 2016-02, Leases, and ASU No. 2014-09, Revenue from Contracts with Customers, although, the amendments apply to any subsequent amendments to guidance in the ASC. ASU No. 2017-03 is effective upon issuance and did not have a significant impact on the Company’s consolidated financial position, results of operations and disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The markets in which we participate are capital intensive and cyclical in nature. The volatility in customer demand is greatly driven by the change in the price of oil and gas. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Coordination of project start dates is matched to the customer requirements and projects may take a number of months to complete; schedules also may change during the course of any particular project. For more information please see Outlook for Fiscal 2017, contained within Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity Risk

Our inability to borrow additional funds under our existing credit facility could negatively impact future working capital, capital expenditures, and acquisitions in addition to fulfilling our obligations and our ability to continue operations of business. While we would seek alternative funding sources through both debt and equity raises, there is no assurance that additional capital can be obtained or that it can be obtained at terms that are favorable to us and our existing stockholders.

As of December 31, 2016, we had cash and cash equivalents of $1.62 million and total outstanding debt of $5.70 million and no availability for additional borrowings under our revolving credit facilities. Under the original terms of the credit facilities, the lender is committed to $7.90 million, however, failure to comply with certain financial covenants has resulted in a cap on Facility A until such time that we are compliant with the financial covenant.

Interest Rates

Our interest rate sensitive items do not subject us to material risk exposures. Our Loan closed on March 23, 2017 has a fixed interest rate of 11.5%, with monthly interest only payments of $0.07 million.

Foreign Currency Transaction Risk

AETI operates a subsidiary in Brazil and maintains equity method investments in its Singapore and Chinese joint ventures, MIEFE and BOMAY respectively. The functional currencies of the Brazilian subsidiary and the joint ventures are the Brazilian Real, Singapore Dollar and Chinese Yuan, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income, net of taxes, in our consolidated balance sheets. This item decreased from $0.31 million at December 31, 2015 to $0.00 million at December 31, 2016 due principally to the strengthening of the United States Dollar against the Chinese Yuan and weakening versus the Brazilian Real.

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

Disclosure controls and procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2016. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2016 based on these criteria. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information required by this Item is incorporated by reference to the information contained in the Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed within 120 days after our December 31, 2016 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The additional information required by this Item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Director Independence” and “Certain Relationships and Related Transactions” sections of our Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

ITEM 16.  FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2017

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Charles M. Dauber	President, Chief Executive Officer, Director	March 28, 2017
Charles M. Dauber	(Principal Executive Officer)

/s/ William B. Brod	Chief Financial Officer	March 28, 2017
William B. Brod	(Principal Financial Officer)

/s/ Neal M. Dikeman
Neal M. Dikeman	Director	March 28, 2017

/s/ Peter Menikoff
Peter Menikoff	Director	March 28, 2017

/s/ J. Hoke Peacock II
J. Hoke Peacock II	Director	March 28, 2017

/s/ Casey Crenshaw
Casey Crenshaw	Director	March 28, 2017

/s/ Edward Kuntz
Edward Kuntz	Director	March 28, 2017

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 12, 2008)
3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed April 30, 2012. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 4, 2012)
3.3	Amended and Restated Bylaws of the Registrant. (Incorporated by Reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed February 9, 2009)
4.1	Warrant to purchase 125,000 shares of Registrant’s common stock dated May 2, 2012. (Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report of Form 10-Q filed on August 14, 2012)
4.2	Warrant to purchase 200,000 shares of Registrant’s common stock dated May 2, 2012. (Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report of Form 10-Q filed on August 14, 2012)
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

10.3	Amended 2007 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed March 31, 2015)*
10.4	Non-Employee Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*
10.5	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*
10.15	Summary of Non-Employee Director compensation effective January 1, 2016. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed March 30, 2015)*
10.16	Loan Agreement with Frost Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 8, 2016)
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

10.25	Deferred Compensation Plan for executives. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009)*
10.27	Notification of annual salary and target for performance bonus compensation. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009)*
10.29	Employment Agreement with Arthur G. Dauber dated August 25, 2009. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 27, 2009)*
10.33	Amendment No. 1 to Employment Agreement with Arthur G. Dauber. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 30, 2010)*
10.34	Amendment to Employment Agreement with Arthur G. Dauber. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 13, 2012)*
10.35	Employment Agreement with Charles M. Dauber dated March 27, 2017*
10.36	Employment Agreement with William Brod. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 20, 2015)*
10.37	Summary of Compensation for Named Executive Officers 2017.
10.38	Employment Agreement with William C. Miller dated August 4, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 8, 2014)*

10.39	Employment Agreement Amendments with William Brod dated June 1, 2016 and February 3, 2017*
10.40	Employment Agreement Amendments with William C. Miller dated June 21, 2016 and February 3, 2017*
14	Code of Ethics. (Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB filed March 21, 2004)
21	Subsidiaries of the Registrant.
23.1	Consent of Ham, Langston & Brezina, LLP
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Accounting Officer.
32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Accounting Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

AMERICAN ELECTRIC TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

With Report of Independent Registered Public Accounting Firm

December 31, 2016 and 2015

American Electric Technologies, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Electric Technologies, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of American Electric Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 and, accordingly, we do not express an opinion thereon.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas

March 28, 2017

American Electric Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,618	$7,989
Short-term investments	507	507
Accounts receivable-trade, net of allowance of $204 and $225 at December 31, 2016 and December 31, 2015	6,717	6,853
Inventories, net of allowance of $60 at both December 31, 2016 and December 31, 2015	1,181	1,325
Cost and estimated earnings in excess of billings on uncompleted contracts	5,829	2,302
Prepaid expenses and other current assets	349	324
Total current assets	16,201	19,300
Property, plant and equipment, net	7,298	7,915
Advances to and investments in foreign joint ventures	10,663	11,104
Retainage receivable	649	-
Intangibles	527	218
Other assets	46	49
Total assets	$35,384	$38,586
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Revolving line of credit	$1,500	$1,043
Current portion of long-term note payable	300	300
Accounts payable and other accrued expenses	9,798	4,907
Accrued payroll and benefits	1,093	476
Billings in excess of costs and estimated earnings on uncompleted contracts	208	1,629
Total current liabilities	12,899	8,355
Long-term note payable	3,900	4,200
Deferred compensation	260	305
Deferred income taxes	2,824	3,064
Total liabilities	19,883	15,924
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $617 at December 31, 2016 and $671 at December 31, 2015; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at December 31, 2016 and December 31, 2015	4,383	4,329
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,499,508 and 8,385,929 shares issued and 8,335,968 and 8,254,001 shares outstanding at December 31, 2016 and December 31, 2015	8	8
Treasury stock, at cost 163,540 shares at December 31, 2016 and 131,928 shares at December 31, 2015	(863)	(792)
Additional paid-in capital	12,613	12,032
Accumulated other comprehensive income	(2)	310
Retained (deficit) earnings; including accumulated statutory reserves in equity method investments of $2,887 and $2,722 at December 31, 2016 and December 31, 2015	(638)	6,775
Total stockholders’ equity	11,118	18,333
Total liabilities, convertible preferred stock and stockholders’ equity	$35,384	$38,586

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015
Net sales	$37,812	$49,083
Cost of sales	36,796	42,493
Gross profit	1,016	6,590
Operating expenses:
Research and development	962	769
Selling and marketing	2,181	2,380
General and administrative	5,242	5,782
Total operating expenses	8,385	8,931
Loss from operations	(7,369)	(2,341)
Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	529	741
Foreign joint ventures’ operations related expenses	(245)	(393)
Net equity income from foreign joint ventures’ operations	284	348
Loss from operations and net equity income from foreign joint ventures’ operations	(7,085)	(1,993)
Other income (expense):
Interest expense and other, net	69	(172)
Loss before income taxes	(7,016)	(2,165)
Provision for (benefit from) income taxes	44	428
Net loss before dividends on redeemable convertible preferred stock	(7,060)	(2,593)
Dividends on redeemable convertible preferred stock	(353)	(349)
Net loss attributable to common stockholders	$(7,413)	$(2,942)
Earnings (loss) per common share:
Basic	$(0.89)	$(0.36)
Diluted	$(0.89)	$(0.36)
Weighted - average number of common shares outstanding:
Basic	8,305,764	8,241,585
Diluted	8,305,764	8,241,585

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2016	2015
Net loss before dividends on redeemable convertible preferred stock	$(7,060)	$(2,593)
Other comprehensive income:
Foreign currency translation loss, net of deferred income taxes of $158 and $279 for the twelve months ended December 31, 2016 and 2015	(312)	(541)
Total comprehensive loss	$(7,372)	$(3,134)

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2014	8,185,323	$8	$10,696	$851	$9,717	$21,272
Common stock issued to ESPP	5,666	-	29	-	-	29
Issued for Acquisition	11,000	-	-	-	-	-
Treasury stock purchase	(20,288)	-	(70)	-	-	(70)
Restricted stock units (1)	72,300	-	585	-	-	585
Net income (loss) to common stockholders*	-	-	-	-	(2,942)	(2,942)
Foreign currency translation	-	-	-	(541)	-	(541)
Balance at December 31, 2015	8,254,001	8	11,240	310	6,775	18,333
Common stock issued to ESPP	8,142	-	18	-	-	18
Treasury stock purchase	(31,612)	-	(71)	-	-	(71)
Restricted stock units (1)	105,437	-	563	-	-	563
Net income (loss) to common stockholders*	-	-	-	-	(7,413)	(7,413)
Foreign currency translation	-	-	-	(312)	-	(312)
Balance at December 31, 2016	8,335,968	$8	$11,750	$(2)	$(638)	$11,118

*	Net of preferred dividends of $353 and $349 in 2016 and 2015, respectively.
**	Includes treasury stock of ($863) and ($792) as of December 31, 2016 and 2015, respectively.
(1)	Converted to common stock.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss) before dividends on redeemable convertible preferred stock	$(7,060)	$(2,593)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred income tax provision (benefit)	(75)	195
Equity income from foreign joint ventures’ operations	(529)	(741)
Depreciation and amortization	877	894
Stock based compensation	563	585
Bad debt expense	214	172
Obsolete inventory expense	40	460
(Gain)/loss on sale of property and equipment	(75)	96
Deferred compensation costs	(45)	15
Change in operating assets and liabilities:
Accounts receivable	(1,111)	4,712
Inventories	104	983
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,008)	686
Prepaid expenses and other current assets	33	268
Accounts payable	4,327	(2,299)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,421)	(354)
Accrued liabilities and other current liabilities	566	(712)
Net cash (used in) provided by operating activities	(6,600)	2,367
Cash flows from investing activities:
Proceeds from sales of property and equipment	309	-
Purchases of property, plant and equipment and other assets	(725)	(588)
Proceeds from foreign joint ventures’ operations dividends	589	1,170
Proceeds from sale of Assets Held for Sale	-	723
Purchase of certificate of deposits	-	(509)
Net cash provided by from investing activities	173	796
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	18	29
Treasury stocks purchase	(71)	(70)
Preferred stock cash dividend	(75)	(75)
Proceeds from long-term notes payable	-	4,500
Advances from revolving credit facility (repayments)	457	1,043
Payments on long-term notes payable	(300)	(4,000)
Net cash provided by financing activities	29	1,427
Effect of exchange rates on cash	27	(151)
Net (decrease) increase in cash and cash equivalents	(6,371)	4,439
Cash and cash equivalents, beginning of period	7,989	3,550
Cash and cash equivalents, end of period	$1,618	$7,989

Supplemental disclosures of cash flow information:
Interest paid	$235	$159
Income taxes paid	$60	$178

The accompanying notes are an integral part of the consolidated financial statement.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)	Organization and Nature of Business

American Electric Technologies, Inc. (“AETI” or the “Company”) is the surviving financial reporting entity from a reverse acquisition of American Access Technologies, Inc. by the shareholders of M&I Electric Industries, Inc.(“M&I”) on May 17, 2007. Immediately upon the completion of the reverse acquisition, American Access Technologies, Inc. changed its name to American Electric Technologies, Inc. AETI is a Florida corporation and M&I, AETI’s wholly-owned subsidiary is a Texas corporation. M&I has a wholly-owned subsidiary, South Coast Electric Systems, LLC (“SCES”), and joint venture interests in China and Singapore.

In 2014, the Company formed a wholly-owned subsidiary in Brazil (“M&I Brazil”), which is owned 20% by AETI and 80% by M&I. The Company has U.S. facilities and sales offices in Texas and Louisiana; Brazil facilities and sales offices in Macaé, Rio and Belo Horizonte; and foreign joint ventures’ operations that have facilities in Singapore and Xian, China. The Company owns the Beaumont, Texas facilities, comprised of 9 acres and 118,000 square feet. The Company leases facilities in Houston, Texas and Houma, Louisiana and internationally in Rio, Macaé and Belo Horizonte, Brazil.

M&I’s wholly-owned subsidiary, SCES, is a Delaware Limited Liability Company organized on February 20, 2003. With the exception of electrical contracting, it is engaged in the same lines of business as M&I, but it participates in different market sectors.

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

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AETI and its wholly-owned subsidiaries, M&I and M&I Brazil, and the accounts of SCES through the disposition date in June 2016. Significant intercompany accounts and transactions are eliminated in consolidation.

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

(1)	Percentage-of-completion estimates on long-term contracts
(2)	Estimates of the provision for doubtful accounts
(3)	Estimated useful lives of property and equipment
(4)	Valuation allowances related to deferred tax assets

Financial Instruments

The Company includes fair value information in the notes to the consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of December 31, 2016 and 2015. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

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

Accounts Receivable and Allowance for Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and financial condition of those specific customers. The Company also reviews historical experience with the customer, the general economic environment and the aging of its receivables. The Company records an allowance to reduce receivables to the amount it reasonably believes to be collectible. Based on this assessment, management believes the allowance for doubtful accounts is adequate. The bad debt expense was $0.21 million and $0.17 million for the fiscal years ended December 31, 2016 and 2015.

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

Based on management’s reviews during each of the years ended December 31, 2016 and 2015, there were no events or circumstances that caused management to believe that impairments were necessary.

Intangible Assets

Intangible Assets at December 31, 2016	Useful Lives (Years)	Cost	Accumulated Amortization	Net Value
	(in thousands)
Intellectual property	3	$322	$322	$-
License	5	358	49	309
License	-	218	-	218
		$898	$371	$527

On March 8, 2012, the Company acquired certain technology from Amnor Technologies, Inc. for cash of $0.10 million plus 44,000 shares of the Company’s common stock valued at $4.95 per share (the closing price on that date). One fourth of the shares were issued initially with the balance to be issued one third annually on the anniversaries over the subsequent 3 years. The purchase price was valued at $0.32 million (including $4,000 of transaction costs) at March 8, 2012 and is recorded as an intangible asset in the consolidated balance sheets. The cost was being amortized over its estimated useful life of 3 years which expired in 2015. Amortization expense of $0.02 million was recognized during the year ended December 31, 2015 and is included in general and administrative expenses in the consolidated statements of operations.

The technology provides automation and control system technologies for land and offshore drilling monitoring and control (auto-driller); marine automation including ballast control and tank monitoring and machinery plant control and monitoring systems; IP-based CCTV systems; and military vessel security and safety systems, all proven in multiple installations.

During 2014 we acquired arc-resistant technology and capitalized the cost of $0.22 million. During 2016, the Company capitalized cost of $0.36 million for the testing associated with certifications for IntelliSafe™ products. The cost is being amortized over its useful life of 5 years. Amortization expense of $0.05 million was recognized during the year ended December 31, 2016 and is included in the cost of sales in the consolidated statements of operations.  If events or circumstances indicate the carrying amount of an asset may not be recoverable, including intangible assets, management tests long-lived assets for impairment.

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

Concentration of Market Risk and Geographic Operations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s market risk is dependent primarily on the strength of the oil and gas and energy related industries. The Company grants credit to customers and generally does not require security except in the case of certain international contracts. Procedures are in effect to monitor the credit worthiness of its customers.  During 2016, one customer accounted for approximately 19% of net sales and 17% of net accounts receivable trade. During 2015, one customer accounted for approximately 14% of net sales and 3% of net accounts receivable trade.

The Company sells its products and services in domestic and international markets; however, significant portions of the Company’s sales are concentrated with customers located in the Gulf Coast region of the United States. The Gulf Coast region accounts for approximately 47% and 68% of the Company’s net sales during the years ended December 31, 2016 and 2015, respectively.

Reclassification

Certain items are reclassified in the 2015 consolidated financial statements to conform to the 2016 presentation. Such reclassifications had no effect on the Company’s financial position, results of operations or cashflows.

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

In April 2016, the FASB issued ASU No.2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify two aspects of Topic 606: (i) identifying performance obligations; and (ii) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for ASU No. 2016-10 are the same as the effective date and transition requirements for ASU No. 2014-09. Management is currently evaluating the future impact of ASU No. 2016-10 on the Company’s consolidated financial position, results of operations and disclosures.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12 provides narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. The amendment also provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers and are expected to reduce the judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU No. 2016-12 are the same as the effective date and transition requirements for ASU No. 2014-09. Management is currently evaluating the future impact of ASU No. 2016-12 on the Company’s consolidated financial position, results of operations and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 eliminates the probable initial recognition threshold in current generally accepted accounting principles (“GAAP”) and, instead, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU No. 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU No. 2016-13 is effective for annual periods beginning after December 15, 2020, with early application permitted in annual periods beginning after December 15, 2018. The amendments of ASU No. 2016-13 should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is currently evaluating the future impact of ASU No. 2016-13 on the Company’s consolidated financial position, results of operations and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. Management is currently evaluating the future impact of ASU No. 2016-15 on the Company’s consolidated financial position, results of operations and disclosures.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU No. 2016-20 allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The amendment also clarifies narrow aspects of ASC 606, including contract modifications, contract costs, and the balance sheet classification of items as contract assets versus receivables, or corrects unintended application of the guidance. The effective date and transition requirements for ASU No. 2016-20 are the same as the effective date and transition requirements for ASU No. 2014-09. Management is currently evaluating the future impact of ASU No. 2016-20 on the Company’s consolidated financial position, results of operations and disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of a business or as acquisitions (or disposals) of assets. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2018, with early adoption permitted under certain circumstances. The amendments of ASU No. 2017-01 should be applied prospectively as of the beginning of the period of adoption. Management is currently evaluating the future impact of ASU No. 2017-01 on the Company’s consolidated financial position, results of operations and disclosures.

In January 2017FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. The amendments in this update relate to disclosures of the impact of recently issued accounting standards. The SEC staff’s view that a registrant should evaluate ASC updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an update, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments specifically addressed recent ASC amendments to ASU No. 2016-13, Financial Instruments – Credit Losses, ASU No. 2016-02, Leases, and ASU No. 2014-09, Revenue from Contracts with Customers, although, the amendments apply to any subsequent amendments to guidance in the ASC. ASU No. 2017-03 is effective upon issuance and did not have a significant impact on the Company’s consolidated financial position, results of operations and disclosures.

(3)	Inventories

Inventories consisted of the following at December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
	(in thousands)
Raw materials	$513	$594
Work-in-process	728	791
	1,241	1,385
Less: allowance	(60)	(60)
Total inventories	$1,181	$1,325

Obsolete or slow moving inventory totaling $0.04 million and $0.46 million was expensed during the years ended December 31, 2016 and 2015, respectively, and included in cost of sales in the accompanying consolidated statements of operations.

(4)	Costs, Estimated Earnings, and Related Billings on Uncompleted Contracts

Contracts in progress at December 31, 2016 and 2015 consisted of the following:

	2016	2015
	(in thousands)
Costs incurred on uncompleted contracts	$26,340	$31,197
Estimated earnings	1,193	10,506
	27,533	41,703
Billings on uncompleted contracts	(21,912)	(41,030)
	$5,621	$673

Costs, estimated earnings, and related billing on uncompleted contracts consisted of the following at December 31, 2016 and 2015:

	2016	2015
	(in thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$5,829	$2,302
Billings in excess of costs and estimated earnings on uncompleted contracts	(208)	(1,629)
	$5,621	$673

(5)	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2016 and 2015:

Category	Estimated Useful Lives (years)	2016	2015
		(in thousands)
Buildings and improvements	15 – 25	$7,972	$8,083
Office equipment and furniture	2 – 7	2,135	2,126
Automobiles and trucks	2 – 5	157	118
Machinery and shop equipment	2 – 10	2,951	2,963
Construction in progress		23	94
		13,238	13,384
Less: accumulated depreciation and amortization		6,074	5,603
		7,164	7,781
Land		134	134
		$7,298	$7,915

During the years ended December 31, 2016 and 2015, depreciation charged to operations amounted to $0.88 million and $0.89 million, respectively. Of these amounts, $0.74 million and $0.73 million was charged to cost of sales while $0.14 million and $0.16 million was charged to selling, general and administrative expenses for the years ended December 31, 2016 and 2015, respectively.

(6)	Advances to and Investments in Foreign Joint Ventures’ Operations

The Company has a foreign joint venture agreement and holds a 40% interest in a Chinese company, BOMAY, which builds electrical systems for sale in China. The majority partner in this foreign joint venture is a subsidiary of a major Chinese oil company. M&I made an initial investment of $1.00 million in 2006 and made an additional $1.00 million investment in 2007. The Company’s equity income from the foreign joint venture was $0.80 million and $0.97 million for the years ended December 31, 2016 and 2015, respectively. During the years ended December 31, 2016 and 2015, the Company received $0.59 million and $1.03 million, respectively, in dividends from BOMAY. Sales made to the foreign joint venture were $0.11 million and $0.19 million for the years ended December 31, 2016 and 2015, respectively. Accounts receivable from BOMAY were $0.04 million and $0.00 million at December 31, 2016 and 2015.

The Company owns a 41% interest in MIEFE which provides additional sales and technical support in Asia. The Company’s equity income from the foreign joint venture was ($0.27) million and ($0.23) million for the years ended December 31, 2016 and 2015, respectively. During 2016, the Company’s share of cumulative losses from MIEFE exceeded the Company’s initial investment balance. The Company applied the losses to the investment balance to the extent of the initial investment amount, with the remaining losses in the amount of $0.27 million accrued  for in accounts payable and other liabilities to reflect management’s intention to fund the losses. During the years ended December 31, 2016 and 2015, the Company received $0.00 million and $0.14 million, respectively, in dividends from MIEFE. Sales made to the foreign joint venture were $0.00 million and $0.05 million for the years ended December 31, 2016 and 2015, respectively. Accounts receivable from MIEFE was $0.00 million and $0.05 million at December 31, 2016 and 2015, respectively.

The Company’s equity income from the foreign joint ventures, before foreign operations expenses, totaled $0.53 million and $0.74 million for the years ended December 31, 2016 and 2015, respectively.

During 2016 and 2015, the Company also recognized approximately $0.25 million and $0.39 million, respectively, for employee related expenses directly attributable to the foreign joint ventures.

Sales to foreign joint ventures’ operations are made on an arm’s length basis and intercompany profits, if any, are eliminated in consolidation.

Summary financial information of BOMAY and MIEFE in U.S. dollars was as follows at December 31, 2016 and 2015:

	BOMAY		MIEFE
	2016	2015	2016	2015
Assets:
Total current assets	$47,700	$68,151	$425	$2,365
Total non-current assets	3,589	4,131	17	70
Total assets	$51,289	$72,282	$442	$2,435
Liabilities and equity:
Total liabilities	$24,196	$44,415	$551	$1,930
Total joint ventures’ equity	27,093	27,867	(109)	505
Total liabilities and equity	$51,289	$72,282	$442	$2,435

	Twelve Months Ended December 31,
	BOMAY		MIEFE
	2016	2015	2016	2015

Revenue	$33,468	$47,347	$1,167	$5,741
Gross Profit	$6,687	$8,353	$481	$1,112
Earnings	$2,010	$2,433	$(631)	$(567)

The Company’s investments in and advances to its foreign joint ventures’ operations were as follows as of December 31, 2016 and 2015:

	2016			2015
	BOMAY*	MIEFE	TOTAL	BOMAY*	MIEFE	TOTAL
	(in thousands)			(in thousands)
Investments in foreign joint ventures:
Balance, beginning of year	$2,033	$14	$2,047	$2,033	$14	$2,047
Additional amounts invested and advanced	-	-	-	-	-	-
Balance, end of year	2,033	14	2,047	2,033	14	2,047
Undistributed earnings:
Balance, beginning of year	8,098	(11)	8,087	8,157	358	8,515
Equity in earnings (loss)	804	(3)	801	973	(232)	741
Dividend distributions	(589)	-	(589)	(1,032)	(137)	(1,169)
Balance, end of year	8,313	(14)	8,299	8,098	(11)	8,087
Foreign currency translation:
Balance, beginning of year	765	205	970	1,358	134	1,492
Change, during the year	(661)	8	(653)	(593)	71	(522)
Balance, end of year	104	213	317	765	205	970
Investments, end of year	$10,450	$213	$10,663	$10,896	$208	$11,104
*

Accumulated statutory reserves in equity method investments of $2.89 million and $2.72 million at December 31, 2016 and 2015, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with wholly-owned foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

The Company accounts for its investments in foreign joint ventures’ operations using the equity method of accounting. Under the equity method, the Company’s share of the joint ventures’ operations’ earnings or losses is recognized in the consolidated statements of operations as equity income (loss) from foreign joint ventures’ operations. Joint venture income increases the carrying value of the joint ventures and joint venture losses reduce the carrying value. Dividends received from the joint ventures reduce the carrying value. In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment adjustment is necessary.

(7)	Income Taxes

The components of income (loss) before income taxes and dividends on preferred stock for the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
	(in thousands)
United States	$(7,545)	$(2,906)
Foreign	529	741
	$(7,016)	$(2,165)

The components of the provision (benefit) for income taxes by taxing authority for the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
	(in thousands)
Current provision:
Federal	$-	$443
Foreign	119	131
States	-	-
Total current provision	119	574
Deferred provision (benefit):
Federal	(24)	(114)
Foreign	-	-
States	(51)	(32)
Total deferred provision (benefit):	(75)	(146)
	$44	$428

Significant components of the Company’s deferred federal income taxes were as follows:

	December 31,	December 31,
	2016	2015
	Non-Current
Deferred tax assets:
Accrued liabilities	$15	$22
Deferred compensation	1,113	936
Allowance for doubtful accounts	101	73
Inventory	83	73
Net operating loss	6,528	4,137
Property and equipment	143	123
Foreign tax credit carry forward	3,297	3,226
Deferred tax assets	11,280	8,590
Deferred tax liabilities:
Valuation allowance	(11,280)	(8,590)
Equity in foreign investments	(2,824)	(2,755)
Translation gain	-	(309)
Deferred tax liabilities	(14,104)	(11,654)
Net deferred tax assets (liabilities)	(2,824)	(3,064)

The Company’s deferred tax assets are primarily related to net operating loss carry forwards. A valuation allowance was established at December 31, 2016 and 2015 due to uncertainty regarding future realization of deferred tax assets. Our total valuation allowance as of December 31, 2016 and 2015 is $11.28 million and $8.59 million, respectively.

The Company has federal net operating loss carry forwards of approximately $17.3 million which include $7.4 million acquired from AAT that are subject to the utilization limitation under Section 382 of the Internal Revenue Code. The Company has state net operating losses of $14 million.  These tax loss carry forwards are available to offset future taxable income and expire if unused during the federal tax year ending December 31, 2019 through 2032.

The Company’s 2008 U.S. federal income tax return was examined by the Internal Revenue Service (“IRS”). In the fourth quarter 2011, the IRS concluded its audit which adjusted the annual net operating loss carry forward limitation under Sec. 382 related to AAT’s pre-acquisition net operating loss carry forwards to $299,000 per year through 2027.  The Company has adopted the provisions of ASC Topic 740-10 “Income Taxes” to assess tax benefits claimed on a tax return should be recorded in the financial statements.  The Company has assessed all open tax years and has recorded no uncertain tax positions related to the open tax years. The Company is no longer subject to tax examination before 2013.

The difference between the effective income tax rate reflected in the provision for income taxes and the amounts, which would be determined by applying the statutory income tax rate of 34%, is summarized as follows:

	2016	2015
	(in thousands)
(Provision for) benefit from U.S federal statutory rate	$2,385	$736
Effect of state income taxes	51	32
Non-deductible business meals and entertainment expenses	(11)	(16)
Foreign income taxes included in equity in earnings	140	269
Accrual to return adjustments and other	81	(653)
Change in valuation allowance	(2,690)	(796)
Total expense	$(44)	$(428)

The Company files income tax returns in the United States Federal jurisdiction and various state jurisdictions.

(8)	Notes Payable

The components of notes payable at December 31, 2016 and 2015 are as follows:

	2016	2015
	(In thousands)
Revolving credit agreement	$1,500	$1,043
Current portion of long-term notes payable......................................	300	300
Long-term notes payable	3,900	4,200
Total revolving credit agreement	$5,700	$5,543

Principal payments of debt for years subsequent to 2017 are as follows (in thousands):

Amount
(In thousands)
2017	$1,800
2018	300
2019	300
2020	3,300
2021	-
$5,700

Revolving Credit Agreement

On December 29, 2015, the Company entered into a Loan Agreement (the “Loan Agreement”) with Frost Bank (“Frost”). The Loan Agreement provides two separate revolving credit facilities to the Company. The first facility (“Facility A”) provides the Company with a $4.00 million revolving line of credit with a two-year term maturing December 29, 2017, subject to a maximum loan amount (the “Borrowing Base”) based on a formula related to the value of certain of the Company’s accounts, inventories and equipment.Under Facility A, the Company may borrow, repay and reborrow, up to the Borrowing Base.  Facility A also allows the issuance of standby letters of credit. As of December 31, 2016, we had $1.25 million in letters of credit outstanding.

Facility A requires a period of not less than 30 consecutive days during each calendar year that the entire outstanding principal amount of the revolving credit facility is paid. Upon Facility A’s maturity date, all outstanding principal and unpaid accrued interest is due and payable.  The Company borrowed $1.04 million under Facility A upon initiation of the Loan Agreement and had $1.50 million drawn and outstanding as of December 31, 2016. There was no additional borrowing capacity as of December 31, 2016 due to non-compliance with its financial covenants.

The second facility (“Facility B”) provides the Company with a $4.50 million declining revolving line of credit. The Company may be borrow, repay and reborrow from the line. The amount available to borrow under Facility B declines from the initial $4.50 million by $0.15 million each six months. Facility B’s maturity date is December 29, 2020 when all outstanding principal and unpaid accrued interest is due and payable. The Company was advanced $4.50 million under Facility B upon the initiation of the Loan Agreement which was to pay off the remaining balance on the facility from JP Morgan Chase Bank N.A. (“Chase”) and as of December 31, 2016, the outstanding balance is $4.20 million.

Under the Loan Agreement, the interest rate on both facilities is the three month LIBOR (0.98% at December 31, 2016) plus 4.00% per year. The Loan agreement also provides for usual and customary covenants and restrictions  including that the borrower must maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and will not permit the ratio of consolidated total liabilities to consolidated net worth to exceed 1.25.   Additionally, the Company’s obligations under Facility A are secured by:

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

The Company’s subsidiaries, M&I Electric Industries, Inc. and South Coast Electric Systems, LLC are additional obligors on the Loan Agreement.

The Company had $5.70 million of borrowings outstanding under the Frost credit agreement at December 31, 2016 and $5.54 million at December 31, 2015.

On March 23, 2017, the Company sold a $7.00 million Senior Secured Term Note (the “Note”) to a third-party lender to repay all outstanding borrowings under the existing revolving credit facilities and provide approximately $1.00 million of additional working capital. The Note is payable in monthly interest only payments, in arrears, with $0.50 million of principal repayable no later than June 30, 2017 and the balance due March 23, 2021. The Note is secured by all assets of the Company, with few exceptions, and bears interest at a fixed rate of 11.50%.

(9)	Leases

New Corporate Office Lease

In December 2013, the Company executed a lease for office space at 1250 Wood Branch Park Drive, Houston, Texas. The lease covers approximately 13,000 square feet.

The term of the lease is 64 months and commenced upon completion of tenant improvements, which were completed in March 2014.

The Company also leases equipment (principally trucks and forklifts) under operating lease agreements that expire at various dates to 2021. Rental expense relating to operating leases and other short-term leases for the years ended December 31, 2016 and 2015, amounted to approximately $0.70 million and $0.68 million, respectively.

The following is a schedule of future minimum lease payments:

Year Ending December 31,	Amount
(In thousands)
2017	$698
2018	631
2019	438
2020	241
2021	215
$2,223

(10)	Stock and Stock-based Compensation

Employee Stock Purchase Plan

The Company issued 8,142 and 5,668  shares of Company stock during 2016 and 2015, respectively, in connection with an Employee Stock Purchase Plan (“ESPP”) that commenced in April 2008.

Restricted Stock Units

As amended in May 2014, the stockholder approved shares available under the plan is 1,700,000. The number of RSUs awarded is generally subject to the substantial achievement of budgeted performance and other metrics in the year granted. The RSUs do not have voting rights of the common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually vested and issued. In general, the awards convert to common stock on a one to one basis in 25% increments over four years from the grant date subject to a continuing employment obligation.

The following table summarizes the activity for unvested restricted stock units for the years ended December 31, 2016 and 2015:

	Units	Weighted Average Fair Value Per RSU
Unvested restricted stock units at December 31, 2014	168,642	$4.88
Awarded	231,356	$3.47
Vested	(72,298)	$4.44
Forfeited	(11,853)	$4.55
Unvested restricted stock units at December 31, 2015	315,847	$3.99
Awarded	31,327	$2.81
Vested	(105,443)	$4.66
Forfeited	(23,319)	$5.12
Unvested restricted stock units at December 31, 2016	218,412	$4.28

Compensation expense of approximately $0.49 million and $0.46 million was recorded in the years ended December 31, 2016 and 2015, respectively, to reflect the fair value of the original RSU’s granted or anticipated to be granted less forfeitures, amortized over the portion of the vesting period occurring during the period. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Stock Market (“NASDAQ”) on the grant date. Based upon the fair value on the grant date of the number of shares awarded or expected to be awarded, it is anticipated that approximately $0.93 million of additional compensation cost will be recognized in future periods through 2017. The weighted average period over which this additional compensation cost will be expensed is 2 years.

In December 2016, the Board of Directors approved modification to the requisite service period to accelerate vesting for 75% of the RSU granted to employees for 2016 plan.

During February 2017, the Board of Directors approved the grants of approximately 395,000 RSUs in conjunction with the Plan, of which, approximately 332,000 units are subject to 2017 fiscal performance measures.

Board of Directors Compensation

Directors who are not employees of the Company and who do not have a compensatory agreement providing for service as a director of the Company receive a retainer fee payable quarterly. Eligible directors may elect to defer 50% to 100% of their retainer fee, which may be used to acquire common stock of the Company at the fair market value on the date the retainer fee would otherwise be paid, acquire stock units equivalent to the fair market value of the Company’s common stock on the date the retainer fee would otherwise be paid, or be paid in cash. During the years ended December 31, 2016 and 2015, directors of the Company elected to defer retainer fees to acquire approximately 31,000 and 29,400, respectively, stock units. Compensation expense of approximately $0.15 million and $0.18 million was recorded in the years ended December 31, 2016 and 2015 respectively, which is included in general and administrative expenses in the consolidated statements of operations.

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

The Series A Convertible Preferred Stock ranks senior to all other equity instruments of the Company, including the Company’s common stock. The Series A Convertible Preferred Stock accrues cumulative dividends at a rate of 6% per annum, whether or not dividends have been declared by the Board of Directors and whether or not there are profits, surplus or other funds available for the payment of such dividends. The Company may pay such dividends in shares of the Company’s common stock based on the then current market price of the common stock. At any time following a material default by the Company, as defined in the Securities Purchase Agreement, or April 30, 2017, the holders of a majority of the outstanding shares of the Series A Convertible Preferred Stock may require the Company to redeem the Series A Convertible Preferred Stock at a redemption price equal to the lessor of (i) the liquidation preference per share (initially $5.00 per share, subject to adjustments for certain future equity transactions defined in the Securities Purchase Agreement) and (ii) the fair market value of the Series A Convertible Preferred Stock per share, as determined in good faith by the Company’s Board of Directors. As of December 31, 2016 and 2015, the redemption price per share was $5.00 in both years. The redemption price, plus any accrued and unpaid dividends, shall be payable in 36 equal monthly installments plus interest at an annual rate of 6%.

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

The initial values allocated to the warrants were recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the warrants is accreted to retained earnings through the scheduled redemption date of the mandatorily redeemable Series A Convertible Preferred Stock. Discount accretion for the years ended December 31, 2016 and 2015 totaled $0.05 million in both years.

At December 31, 2016 and December 31, 2015, the company had accrued but unpaid dividends totaling $0.23 million, in both years, which is included in the accounts payable and other accrued expenses in the consolidated balance sheets.

(12)	Employee Benefit and Bonus Plans

The employees of the Company are eligible to participate in a 401(k) plan sponsored by the Company. The plan is a defined contribution 401(k) Savings and Profit Sharing Plan (the “Plan”) that covers all full-time employees who meet certain age and service requirements. The Company may provide discretionary contributions to the Plan as determined by the Board of Directors. For the years ended December 31, 2016 and 2015, the Company made no contributions to the Plan.

The Company maintains an “Executive Performance” bonus plan, which covers approximately 43 key employees. Under the plan, the participants receive a percentage of a bonus pool based primarily on pre-tax income in relation to budget. The Board of Directors approves the Executive Performance plan at the beginning of each year. During the years ended December 31, 2016 and 2015, the Company recorded approximately $0.49 million and $0.46 million under the plan, respectively.

(13)	Related Party Transactions

During 2016 and 2015, the Company received legal advice on various Company matters from a law firm related to a director of the Company. The Company incurred expenses totaling approximately $0.07 million and $0.05 million related to these services during 2016 and 2015, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2016 and 2015, the outstanding payable balance for services rendered by this law firm was $0.04 million and $0.00, respectively.

The Company, upon approval from the Board, has an employment agreement with the former Executive Chairman of the Board of Directors (“Executive Chairman”), whereby the Company compensated the Executive Chairman $0.00 million and $0.13 million during 2016 and 2015, respectively. Under the terms of the agreement, the Executive Chairman will assist in international joint venture relations and operations, technical developments, manufacturing and transformative business development projects and other special projects assigned by the Company. In November 2013, the Company amended the agreement to extend the term through 2015 with annual compensation of $0.13 million for 2015. In addition, the amendment included a bonus equal to 1% of the amount reported by the Company as equity income from foreign joint ventures’ operations in the consolidated statements of operations. During 2015, the Company paid compensation of $0.13 million, under the terms of the agreement, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

(14)	Segment Reporting

The Company follows guidance prescribed by the ASC Topic 280, Segment Reporting, which governs the way the Company reports information about its operating segments.

The Company manages its continuing operations as a single segment which reflects how the Company’s Chief Operating Officer analyzes the business.

(15)	Quarterly Results for Continuing Operations

The following table reflects the quarterly information for continuing operations for the applicable time periods.

	2016
	Q1	Q2	Q3	Q4	Total
Net Sales	$8,298	$11,444	$8,673	$9,397	$37,812
Gross Profit (Loss)	91	1,226	(451)	150	$1,016
Net income (loss)	(2,883)	151	(2,624)	(1,704)	(7,060)
Earnings (loss) per share:
Basic	$(0.36)	$0.01	$(0.33)	$(0.21)	$(0.89)

	2015
	Q1	Q2	Q3	Q4	Total
Net Sales	$15,311	$12,302	$13,780	$7,690	$49,083
Gross Profit (Loss)	2,283	2,044	2561	(298)	$6,590
Net income (loss)	274	547	204	(3,618)	(2,593)
Earnings (loss) per share:
Basic	$0.02	$0.06	$0.01	$(0.45)	$(0.36)

(16)	Commitments and Contingencies

On September 1, 1999, the Company created a group medical and hospitalization minimum premium insurance program. For the policy year ended August 2016, the Company is liable for all claims each year up to $70,000 per insured, or $1.7 million in the aggregate. An outside insurance company insures any claims in excess of these amounts. The Company’s expense for this minimum premium insurance totaled $1.07 million and $1.16 million during the years ended December 31, 2016 and 2015. Insurance reserves included in accrued payroll and benefits in the accompanying consolidated balance sheets were approximately $0.02 million and $0.00 million at December 31, 2016 and 2015. The Company is contingently liable for secured letters of credit of $1.25 million as of December 31, 2016 in relation to performance guarantees on certain customer contracts.

(17)	Earnings (Loss) from Continuing Operations Per Common Share

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding for the year ended December 31, 2016 and 2015. Diluted earnings (loss) per common share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and other units subject to anti-dilution limitations.

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015
Net loss**	$(7,413)	$(2,942)
Weighted average basic shares	8,305,764	8,241,585
Dilutive effect of stock options, restricted stock units, preferred stock and warrants*	-	-
Total weighted average diluted shares with assumed conversions	8,305,764	8,241,585
Loss from operations per common share:
Basic	$(0.89)	$(0.36)
Dilutive	$(0.89)	$(0.36)

*No units or shares are considered when losses cause the effect to be anti-dilutive.

**Net income (loss) represents net income (loss) from continuing operations less the dividends on redeemable convertible preferred stock.

(18)	Sale of South Coast Electric Assets

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

(19)	Subsequent Event

As reported in the Company’s Current Report on Form 8-K filed March 27, 2017, on March 23, 2017 the Company entered into a $7.00 million Senior Secured Term Note with a third-party lender. The Note is payable in monthly interest only payments in arrears at the fixed rate of 11.5%. Principal of $0.50 million is payable no later than June 30, 2017 with the balance due March 23, 2021.   The proceeds of the note sale were used to pay off all remaining balances on the credit facilities with Frost in addition to providing approximately $1.00 million of working capital.