Form 10-Q
period 2017-03-31
American Electric Technologies Inc
filed 2017-05-15
CIK 1043186

.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017 the registrant had 8,488,768 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended March 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2017	December 31,
	(unaudited)	2016
Assets
Current assets:
Cash and cash equivalents	$1,559	$1,618
Restricted short-term investments	507	507
Accounts receivable-trade, net of allowance of $211 and $204 at March 31, 2017 and December 31, 2016	5,110	6,717
Inventories, net of allowance of $134 and $60 at March 31, 2017 and December 31, 2016	958	1,181
Cost and estimated earnings in excess of billings on uncompleted contracts	6,170	5,829
Prepaid expenses and other current assets	422	349
Total current assets	14,726	16,201
Property, plant and equipment, net	7,187	7,298
Advances to and investments in foreign joint ventures	10,730	10,663
Retainage receivable	649	649
Intangibles	510	527
Other assets	74	46
Total assets	$33,876	$35,384
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Revolving line of credit	$-	$1,500
Current portion of long-term note payable	500	300
Accounts payable and other accrued expenses	9,001	9,798
Accrued payroll and benefits	1,018	1,093
Billings in excess of costs and estimated earnings on uncompleted contracts	716	208
Total current liabilities	11,235	12,899
Long-term note payable	6,166	3,900
Deferred compensation	248	260
Deferred income taxes	2,864	2,824
Total liabilities	20,513	19,883
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $604 at March 31, 2017 and $617 at December 31, 2016; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at March 31, 2017 and December 31, 2016	4,396	4,383
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,650,410 and 8,499,508 shares issued and 8,486,870 and 8,335,968 shares outstanding at March 31, 2017 and December 31, 2016	8	8
Treasury stock, at cost 163,540 shares at March 31, 2017 and at December 31, 2016	(863)	(863)
Additional paid-in capital	13,005	12,613
Accumulated other comprehensive income	39	(2)
Retained earnings; including accumulated statutory reserves in equity method investments of $2,887 at March 31, 2017 and December 31, 2016	(3,222)	(638)
Total stockholders’ equity	8,967	11,118
Total liabilities, convertible preferred stock and stockholders’ equity	$33,876	$35,384

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Net sales	$8,030	$8,298
Cost of sales	8,586	8,207
Gross margin	(556)	91
Operating expenses:
Research and development	104	523
Selling and marketing	611	876
General and administrative	1,094	1,346
Total operating expenses	1,809	2,745
Income (loss) from operations	(2,365)	(2,654)
Net equity income (loss) from foreign joint ventures’ operations:
Equity income (loss) from foreign joint ventures’ operations	52	(195)
Foreign joint ventures’ operations related expenses	(64)	(51)
Net equity loss from foreign joint ventures’ operations	(12)	(246)
Loss from operations and net equity income from foreign joint ventures’ operations	(2,377)	(2,900)
Other income (expense):
Interest expense and other, net	(100)	(39)
Loss before income taxes	(2,477)	(2,939)
Provision for (benefit from) income taxes	18	(56)
Net loss before dividends on redeemable convertible preferred stock	(2,495)	(2,883)
Dividends on redeemable convertible preferred stock	(89)	(88)
Net loss attributable to common stockholders	$(2,584)	$(2,971)
Earnings (loss) per common share:
Basic	$(0.31)	$(0.36)
Diluted	$(0.31)	$(0.36)
Weighted - average number of common shares outstanding:
Basic	8,337,119	8,263,223
Diluted	8,337,119	8,263,223

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss) before dividends on redeemable convertible preferred stock	$(2,495)	$(2,883)
Other comprehensive income:
Foreign currency translation gain, net of deferred income taxes of $21 and ($51) for the three months ended March 31, 2017 and 2016	41	99
Total comprehensive income (loss)	$(2,454)	$(2,784)

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(2,495)	$(2,883)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	18	(56)
Equity income (loss) from foreign joint ventures’ operations	(52)	195
Depreciation and amortization	218	221
Stock based compensation	89	165
Bad debt expense	15	69
Obsolete inventory expense	66	18
Deferred compensation costs	(12)	(11)
Amortization of debt issuance costs	7	-
Change in operating assets and liabilities:
Accounts receivable	1,923	2,339
Inventories	157	343
Costs and estimated earnings in excess of billings on uncompleted contracts	(669)	(1,704)
Prepaid expenses and other current assets	(46)	(99)
Accounts payable	(61)	(485)
Billings in excess of costs and estimated earnings on uncompleted contracts	508	660
Accrued liabilities and other current liabilities	(624)	(408)
Net cash provided by (used in) operating activities	(958)	(1,636)
Cash flows from investing activities:
Purchases of property, plant and equipment and other Assets	(71)	(113)
Net cash provided by (used in) from investing activities	(71)	(113)
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and Warrants	4	4
Treasury stocks purchase	-	(36)
Preferred stock cash dividend	-	(75)
Proceeds from long-term notes payable	7,000	-
Advances from revolving credit facility (repayments)	(1,500)	957
Payments on long-term notes payable	(4,200)	-
Payments of debt issuance costs	(342)
Net cash provided by (used in) financing activities	962	850
Effect of exchange rate on cash	8	19
Net increase (decrease) in cash and cash equivalents	(59)	(880)
Cash and cash equivalents, beginning of period	1,618	7,989
Cash and cash equivalents, end of period	1,559	7,109

Supplemental disclosures of cash flow information:
Interest paid	$89	$41
Income taxes paid	$-	$-
Non-cash investing and financing transactions:
Issuance of shares of common stock on accrued preferred dividends payables	$300	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Electric Technologies, Inc. and its wholly-owned subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”)  have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of  March 31, 2017 and December 31, 2016 and results of operations for the three months ended March 31, 2017 and 2016. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on March 30, 2017. All dollar amounts disclosed in the footnotes are stated in thousands.

2. Earnings per Common Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the three months ended March 31, 2017 and 2016 .

Diluted earnings per share is computed by dividing net income (loss) attributable to common stockholders, by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of convertible instruments and (3) the dilutive effect of the exercise of stock options and other stock units to our common stock.

For the three months ended March 31, 2017, common stock equivalents from convertible instruments, stock options and other stock units have been excluded from the calculation of weighted average diluted shares because all such instruments were anti-dilutive.

The following tables set forth the computation of basic and diluted weighted average common shares.

	Three Months Ended
	March 31,
	2017	2016
Weighted average basic shares	8,337,119	8,263,223
Dilutive effect of preferred stock, warrants, stock options and restricted stock units	-	-
Total weighted average diluted shares	8,337,119	8,263,223

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

In July 2015, the FASB issued ASU No. 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory, which is intended to converge U.S. GAAP on this topic with International Financial Reporting Standards (“IFRS”). ASU No. 2015-11 focuses on the premeasurement of inventory measured using any method other than LIFO, for example, average cost. Inventory within the scope of ASU No. 2015-11 is required to be measured at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other causes. For public business entities, the amendments in ASU No. 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU No. 2015-11 did not have a significant impact on the Company’s consolidated financial position, results of operations and disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to  recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases expiring before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the future impact of ASU No. 2016-02 on the Company’s consolidated financial position, results of operations and disclosures.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify two aspects of Topic 606: (i) identifying performance obligations; and (ii) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for ASU No. 2016-10 are the same as the effective date and transition requirements for ASU No. 2014-09. Management is currently evaluating the future impact of ASU No. 2016-10 on the Company’s consolidated financial position, results of operations and disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 eliminates the probable initial recognition threshold in current U.S. GAAP and, instead, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU No. 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, with early application permitted in annual periods beginning after December 15, 2018. The amendments of ASU No. 2016-13 should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is currently evaluating the future impact of ASU No. 2016-13 on the Company’s consolidated financial position, results of operations and disclosures.

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

Sales to joint ventures totaled $0.00 million and $0.04 million for the three months ended March 31, 2017 and 2016.

Summary (unaudited) financial information of our foreign joint ventures in U.S. dollars was as follows at March 31, 2017 and December 31, 2016 and for the three  months ended March 31, 2017 and 2016 (in thousands):

	BOMAY		MIEFE
	2017	2016	2017	2016
Assets:
Total current assets	$50,437	$47,700	$441	$425
Total non-current assets	3,551	3,589	18	17
Total assets	$53,988	$51,289	$459	$442
Liabilities and equity:
Total liabilities	$26,802	$24,196	$571	$551
Total joint ventures’ equity	27,186	27,093	(112)	(109)
Total liabilities and equity	$53,988	$51,289	$459	$442

	Three Months Ended March 31,
	BOMAY		MIEFE
	2017	2016	2017	2016

Revenue	$4,221	$6,987	$-	$662
Gross Profit	$1,335	$1,144	$-	$171
Earnings	$130	$231	$-	$(669)

The following is a summary of activity in investments in foreign joint ventures for the nine months ended September 30, 2016 (unaudited):

	March 31, 2017
	BOMAY**	MIEFE	TOTAL
	(in thousands)
Investments in foreign joint ventures:
Balance at December 31, 2016	$10,450	$213	$10,663
Equity in earnings (loss) in 2017	52	-	$52
Dividend distributions in 2017	-	-	$-
Foreign currency translation adjustment	15	-	$15
Investments, end of period	$10,517	$213	$10,730

Components of investments in foreign joint ventures:
Investment in joint ventures	$2,033	$14	$2,047
Undistributed earnings	8,365	(14)	$8,351
Foreign currency translation	119	213	$332
Investments, end of period	$10,517	$213	$10,730
**

Accumulated statutory reserves of $2.89 million in equity method investments at March 31, 2017 and December 31, 2016, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

5. Notes Payable

Senior Secured Term Note

On March 23, 2017, the Company and its subsidiaries, M&I Electric Industries, Inc. and South Coast Electric Systems, LLC (collectively, the “Sellers”) issued and sold to HD Special-Situations III, L.P. (the “Purchaser”) a $7.00 million principal amount Senior Secured Term Note (the “Note”)  with principal of $0.50 million repayable by June 30, 2017 with the balance due 48 months after issuance for cash at par pursuant to a Note Purchase Agreement dated March 23, 2017 (the “Purchase Agreement”). Proceeds from the sale of the Note were used to fully repay and terminate the Company’s existing revolving credit facilities with approximately $1.00 million being available for the Company’s working capital and general business purposes.

The Note bears interest at 11.5% per annum payable monthly in arrears. The Note is secured by a first-priority lien on substantially all existing and after-acquired personal property assets and real estate owned by the Sellers (with certain exceptions) and is subject to covenants restricting the Company’s ability to incur debt, grant liens, pay dividends, engage in transactions with affiliates and other customary covenants for financing of this type (subject to certain exceptions). The Note is subject to an interest “make-whole” provision such that any prepayment of the principal thereunder in excess of $1.50 million (the “Prepayment Threshold”)

within one year of the date of issuance (the “Make-Whole Period”) shall be subject to the payment of a prepayment premium, on the date of such prepayment, in an amount based on an interest rate of 11.5% per annum of the prepayment amount in excess of the Prepayment Threshold for the portion of the Make-Whole Period that will remain after the date that the prepayment is made. After the one year Make- Whole Period the Note may be prepaid in part or in full with no penalty.

The Purchase Agreement contains representations and affirmative, negative and financial covenants usual and customary for financing of this type, including covenants that place conditions upon the Company’s ability to merge or consolidate with other companies, sell any material part of their business or property, incur liens, and pay dividends on, make distributions on or redeem their equity interests.  Other covenants in the Purchase Agreement require the Company to maintain minimum monthly revenue, maintain minimum monthly EBITDA, maintain minimum monthly cash on hand, maintain minimum monthly debt service coverage ratio, maintain a maximum debt-to-EBITDA ratio, maintain a minimum monthly collateral coverage ratio and obtain consent of the Purchaser for certain capital expenditures. Until the payment of all obligations under the Purchase Agreement, the Company has agreed to not pay dividends on, make distributions on or redeem their equity interests.

As of March 31, 2017, the Company is in compliance with all covenants required under the Note. In the event that the Company fails to meet covenants in the future, the Company may not be able to obtain the necessary waivers or amendments to remain in compliance with the Purchase Agreement and the Purchaser may declare a default and cause all of the Company’s outstanding indebtedness under the Purchase Agreement to become immediately due and payable or otherwise subject to an additional default rate of 4.0% per annum and scheduled amortization of principal. .

6. Inventories

Inventories consisted of the following at March 31, 2017 (unaudited) and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
	(in thousands)
Raw materials	$569	$513
Work-in-process	523	728
	1,092	1,241
Less: allowance	(134)	(60)
Total inventories	$958	$1,181

7. Income Taxes

The tax provision for the three ended March 31, 2017 and 2016 reflect a 34% U.S. tax rate related to the equity in earnings from foreign joint ventures’ operations, net of dividends received and taxes paid on dividends from China, resulting in an effective rate of 1% and 2%, respectively.

8. Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of March 31, 2017 and December 31, 2016 because of the relatively short maturity of these instruments.

The carrying amount of our long-term note payable approximates the fair value as the interest rate on the note is based on a market rate.

9. Redeemable Convertible Preferred Stock

In conjunction with the issuance of the Redeemable Convertible Preferred Stock, Series A in May 2012, warrants to purchase 325,000 shares of our common stock (the “Warrants”) were issued for common stock.

The initial value allocated to the Warrants was recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the Warrants is accreted to retained earnings through the scheduled redemption date of the redeemable Series A Convertible Preferred Stock. Discount accretion for the three months ended March 31, 2017 and 2016 totaled $0.01 million, each period.

The Series A Convertible Preferred Stock accrues cumulative dividends at a rate of 6% per annum payable quarterly in cash or with our Common Stock, at the option of the Company, based on the then current liquidation market price value of the Series A Convertible Preferred Common Stock which is currently $5.00 per share. Quarterly dividends not paid in cash or Common Stock accumulate without interest and must be fully paid before any dividend or other distribution can be paid on or declared and set apart for the Common Stock or conversion of the Series A Convertible Preferred Stock to Common Stock. At March 31, 2017 and December 31, 2016, the company had accrued but unpaid dividends totaling $0.00 million and $0.23 million, respectively, which is included in the accounts payable and other accrued expenses in the condensed consolidated balance sheet.

On or before after April 30, 2017, the holders of a majority of the outstanding shares of the Series A Convertible Preferred Stock may require the Company to redeem the Series A Convertible Preferred Stock at a redemption price equal to the lessor of (i) the liquidation preference per share (initially $5.00 per share, subject to adjustments for certain future equity transactions defined in the Securities Purchase Agreement) and (ii) the fair market value of the Series A Convertible Preferred Stock per share, as determined in good faith by the Company’s Board of Directors. As of March 31, 2017 and December 31, 2016, the redemption price per share was $5.00 in both years. The redemption price, plus any accrued and unpaid dividends, shall be payable in 36 equal monthly installments plus interest at an annual rate of 6%.

However, in connection with the issuance of the Company’s senior secured Term Note, described in Note 65, the Company has agreed with the Purchaser of the Term note Note and the holder of the Preferred Stock (the “Holder”) not to declare, authorize or pay any cash dividends on the Preferred Stock until the earlier of (i) March 22, 2018, or (ii) the date the obligations under the Note Purchase Agreement have been paid in full (the “Standstill Period”), without the prior written consent of the Purchaser. Following the expiration of the Standstill Period, for so long as the obligations under the Note Purchase Agreement remain outstanding, the Company may, at its sole discretion, declare, authorize or pay dividends in cash on the Preferred Stock so long as no event of default exists under the Term Note or would result therefrom. The Holder also agreed that it shall not exercise its rights to require the Company to redeem any of the Preferred Stock during the Standstill Period. Following the expiration of the Standstill Period, so long as the obligations under the Note Purchase Agreement remain outstanding, the Holder may compel the Company to redeem shares of Preferred Stock provided no event of default exists under the Term Note or would result from such redemption. In consideration for the Holder’s  to consent to the foregoing restrictions on the payment of cash dividends on or redemption of the Preferred Stock Standstill Period, the Company has agreed to negotiate with the Holder an adjustment to certain the conversion rights price of the Common Stock issued upon conversion of the Preferred Stock and exercise price of the Warrants to reflect their respective market value along with any such amendments to the Articles and Warrants as necessary to effect the foregoing such adjustments agreed upon.

During March 2017, the Company issued 149,422 shares of common stock as payment on accrued preferred dividends in the amount of $300,000 in accordance with the terms of the preferred stock agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in the Form 10-Q and the consolidated financial statements included in the 2016 Annual Report on Form 10-K filed on March 30, 2017. Historical results and percentage relationships set forth in the condensed consolidated statements of operations and cash flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.

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

These statements, including statements regarding our capital needs, business strategy, expectations and intentions, are subject to numerous risks and uncertainties, many of which are beyond our control, including our ability to maintain key products’ sales or effectively react to other risks including those discussed in Part I, Item 1A, Risk Factors, of our 2016 Annual Report on Form 10-K filed on March 30, 2017. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Products and Services

We have provided custom-designed power distribution, power conversion, and automation and control systems for our customers since 1946. Our products are used to safely distribute and control the flow of electricity from a power generation source (e.g. a diesel generator, turbine or the utility grid) to whatever mechanical device utilizes the power (drilling machinery, motors, other process equipment, the utility grid, etc.) at low and medium voltages.

Our power distribution products include low and medium voltage switchgear that provides power distribution and protection for electrical systems from electrical faults. Our products include traditional low voltage and medium voltage switchgear, and our IntelliSafe™ medium voltage arc-resistant switchgear designed to increase end-user safety in case of an arc-flash explosion. IntelliSafe™ is designed for the downstream sector, process industries and the power generation market, and was designed to be the safest arc-resistant product on the market, and meets key industry specifications and certifications. Our products are suitable for both American National Standards Institute (“ANSI”) and International Electrotechnical Commission (“IEC”) markets. Other power distribution products in our solution set include low voltage and medium voltage motor control centers, bus ducts, fuse and switch products, and other related power distribution equipment. We also bundle third party products per our customer specifications including items such as battery backup power systems and transformers.

Our power conversion solutions include alternating current variable frequency drive (“AC VFD”) systems, analog systems and digital silicon controlled rectifier (“SCR”) products , that are used to adjust the speed and torque of an electric motor to match various user applications, primarily in the land and offshore drilling and marine vessel markets.

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

Our automation and control solutions are designed for the management and control of power in a customers’ application. The DrillAssist™ is a control system that enables the management of a land and offshore drilling rig’s operations. DrillAssist™ includes auto-drill capabilities and a driller’s chair and cabin where the drilling rig operator manages the rig. The Company’s Vessel Management system is a packaged control platform for management of vessel operations.

Our Power Distribution Centers (“PDC”) are an used to house our power distribution and power conversion products. Our PDCs can be manufactured over 100 ft. long and 40 ft. wide. The Company also manufactures VFD and SCR houses for land drilling and driller’s cabins for land and offshore deployment.

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

•

Midstream oil and gas is primarily related to oil & gas transportation, including oil & gas pipelines and compression and pumping stations. The Company also has a customer base in natural gas fractionation (separation), cryo, natural gas to liquids, and other natural gas related plants.

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

Second, where local market conditions dictate, we have expanded internationally by forming joint venture operations with local partners in key markets such as China, where we can partner with the primary end-customer in that market, or there are local content requirements or a competitive advantage to using local manufacturing.

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

Locations

Our Company headquarters are located in Houston, Texas. We have domestic facilities and sales offices in Houston and Beaumont, Texas. We also have a service operation in Houma, Louisiana.

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

Allowance for Obsolete and Slow-Moving Inventory – The Company regularly reviews the value of inventory on hand using specific aging categories, and records a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required. Based on this assessment at March 31, 2017 and December 31, 2016, management believes the inventory reserve is adequate.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and the financial condition of those specific customers. The Company also reviews historical experience with the customer, the general economic environment and the aging of receivables. The Company records an allowance to reduce receivables to the amount that is reasonably believed to be collectible. Based on this assessment at March 31, 2017 and December 31, 2016, management believes the allowance for doubtful accounts is adequate.

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

Carrying Value of Joint Venture Investments – The Company reviews its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. Based on the most recent review at March 31, 2017 and December 31, 2016, management believes the carrying value of investments in foreign joint ventures is recoverable.

Business Outlook

Although the market experienced significant losses in 2015 and 2016 due to reduced oil and gas price-based demand, the Company believes it has several potential areas of opportunity in 2017.

The Company believes there are in the power generation and distribution markets with the availability of low cost natural gas. This fact, coupled with political pressures on coal-fired power generation plants, creates a market opportunity for the Company.

The Company is also pursuing opportunities it sees in the midstream and downstream niches of the oil & gas market including storage terminals, LNG projects, refineries and petrochemical facilities.

The Company also sees opportunities for its IntelliSafe™ medium voltage arc-resistant switchgear primarily in the downstream and power generation and distribution sectors in 2017 and beyond.

The Company believes that an increase in the price of oil above 2016 levels could create growth opportunities for its services business as drilling companies need to get their assets up and running again.

Internationally, the Company believes our global energy markets in China will remain flat at 2016 levels throughout 2017. There is still uncertainty in the Brazil market in 2017 as the political and economic challenges facing Brazil continue to slow energy investments.

The Company ended the quarter with a backlog of $26.64 million, which is up approximately $13.10 million from the end of the fourth quarter based on orders received in the first quarter for the Company’s products. We closely monitor our backlog and order activity and continue to adjust our cost structure and expenditures as conditions require. The majority of this backlog will be recognized for revenue in 2017.

The Company continues to review its business and depending on cash needs may raise cash in the form of debt, equity, or a combination of both.

OVERALL RESULTS OF OPERATIONS

The following table represents revenue and income (loss) from consolidated operations and net equity income from foreign joint ventures’ operations, for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net sales	$8,030	$8,298
Cost of sales	8,586	8,207
Gross margin	(556)	91

Operating expenses:
Research and development	104	523
Selling and marketing	611	876
General and administrative	1,094	1,346
Total operating expenses	1,809	2,745

Loss from operations	(2,365)	(2,654)

Net equity income (loss) from foreign joint ventures’ operations:
Equity income (loss) from foreign joint ventures’ operations	52	(195)
Foreign joint ventures’ operations related expenses	(64)	(51)
Net equity loss from foreign joint ventures’ operations	(12)	(246)

Loss from operations and net equity loss from foreign joint ventures’ operations	$(2,377)	$(2,900)

Sales to foreign joint ventures are made on an arm’s length basis. See Footnote 4 in notes to condensed consolidated financial statements for detailed financial information on the foreign joint ventures.

Non-U.S GAAP Financial Measures

A non-U.S. GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. Please see the Company’s Annual Report on Form 10-K for 2016 filed on March 30, 2017 for a more in-depth discussion of this indicator, earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Non-U.S. GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with U.S. GAAP.

 The table below shows the reconciliation of net income (loss) attributable to common stockholders to “EBITDA” for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Net loss attributable to common stockholders	$(2,584)	$(2,971)
Add: Depreciation and amortization	218	221
Interest expense	100	45
Provision for (benefit from) income taxes	18	(56)
Dividend on redeemable preferred stock	89	88
EBITDA	$(2,159)	$(2,673)

Backlog

The order backlog at March 31, 2017 and December 31, 2016 was $26.64 million and $13.50 million, respectively. We expect the majority of our backlog to be realized in the balance of the 2017 fiscal year.

Business Sector Disclosures

Our financial results are reported in our three major market sectors. These sectors are Oil & Gas; Power Generation & Distribution and Marine & Other Industrial. The products we manufacture and the services we provide are consistent in application within all the sectors. This information is supplemental and provided to allow investors to follow our future trends in marketing to various customer groups.

	For the Three Months Ended March 31, 2017 and 2016
	(in thousands)
2017	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$3,913	$2,855	$1,262	$8,030
Gross Profit	(112)	(202)	(242)	(556)
Gross Profit as % of Revenue	-3%	-7%	-19%	-7%

2016
Revenue	$6,881	$224	$1,193	$8,298
Gross Profit	12	36	43	91
Gross Profit as % of Revenue	0%	16%	4%	1%

Three Months Ended March 31, 2017 as Compared with the Three Months Ended March 31, 2016

Revenue and Gross Profit

Revenues decreased 3%, or $0.27 million, to $8.03 million in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to a decline in product sales in the oil and gas sector based on demand. The declines were partially offset by $1.21 million in revenue from our Brazilian subsidiary.

Gross profit decreased $0.65 million, to ($0.56) million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Gross profit as a percentage of revenues decreased to (7%) in the three months ended March 31, 2017, compared to 1% in the three months ended March 31, 2016. The decrease in gross profit was primarily attributable to lower revenue levels as well as continued competitive pricing pressure along with a $0.51 million of costs overruns in the quarter.

Research and Development Costs

Research and development costs decreased by 80%, or $0.42 million, to $0.10 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. This reduction is primarily related to the completion of the IntelliSafe™ medium voltage arc resistant switchgear product R&D efforts during 2016.

Selling and Marketing Expenses

Selling and marketing costs decrease by 30%, or $0.26 million, to $0.61 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due to cost reductions and expense management for both advertising and marketing. Selling and marketing expenses, as a percentage of revenues, decreased to 8% during the three months ended March 31, 2017, compared to 11% during the three months ended March 31, 2016.

General and Administrative Expenses

General and administrative expenses decreased by 19%, or $0.25 million, to $1.09 million during the three months ended March 31, 2017, when compared to the three months ended March 31, 2016, primarily due to cost savings from previously announced personnel reductions and other expense management activities. General and administrative expenses, as a percentage of revenues, decreased to 14% during the three months ended March 31, 2017, compared to 16% during the three months ended March 31, 2016.

Foreign Joint Venture Equity

Net equity from foreign joint venture operations increased by 95%, or $0.23 million, to ($0.01) million during the three months ended March 31, 2017, when compared to the three months ended March 31, 2016. The increase is primarily due to improved performance by our BOMAY joint venture in China and a reduction of losses from our MIEFE joint venture in Singapore. The investment in MIEFE was written down to zero in the first quarter of 2016.

Other Income (Expense)

Interest expense and other income (expense) decreased by 156%, or $0.06 million, to $0.10 million during the three months ended March 31, 2017, when compared to the three months ended March 31, 2016, due to increase interest expense from new financing. Interest expense and other income (expense), as a percentage of revenues, decreased to 1% during the three months ended March 31, 2017 compared to 0% during the three months ended March 31, 2016.

Income Tax Provision

The provision for income taxes for the three months ended March 31, 2017 was $0.02 million which reflects the provision from taxes on our earnings from our foreign joint ventures net of dividends received, calculated using a tax rate of 34%.

Income from Operations

In the three months ended March 31, 2017, we recorded a net loss attributable to common stockholders of ($2.58) million, or ($0.31) of basic earnings per common share, compared to net loss attributable to common stockholders of ($2.97) million or ($0.36) of basic earnings common share, in the three months ended March 31, 2016. See Note 2, Earnings per Common Share.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2017	December 31, 2016
	(in thousands except percentages and ratios)
Working capital	$3,491	$3,302
Current ratio	1.3 to 1	1.3 to 1
Debt as a percent of total capitalization	41%	26%

Notes Payable

On March 23, 2017 the Company entered into a $7.00 million Senior Secured Term Note with a third-party lender. The Note is payable in monthly interest only payments in arrears at the fixed rate of 11.5%. Principal of $0.50 million is payable no later than June 30, 2017 with the balance due March 23, 2021.

The Company continues to monitor its liquidity position closely and depending on the business needs may raise cash in the form of debt, equity or a combination of both.

Operating Activities

During the three months ended March 31, 2017, the Company used cash of $0.96 million from operations as compared to using $1.64 million for the same period in 2016. This was primarily the result of the net loss from operations and a net increase in cost in excess of billings.

Investing Activities

During the three months ended March 31, 2017, the Company’s investing activities used cash of $0.07 million compared to using $0.11 million for the comparable period in 2016. This was primarily the result of lower capital expenditures.

Financing Activities

During the three months ended March 31, 2017, the Company’s financing activities provided cash of $0.96 million compared to providing $0.85 million in the comparable period in 2016 which included $0.97 million in net proceeds from the issuance of debt.

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

Liquidity Risk

Our inability to borrow additional funds could negatively impact future working capital, capital expenditures, and acquisitions in addition to fulfilling our obligations and operating the business. While we would seek alternative funding sources through both debt and equity raises, there is no assurance that additional capital can be obtained or that it can be obtained at terms that are favorable to us and our existing stockholders.

As of March 31, 2017, we had cash and cash equivalents of $1.56 million and total outstanding debt of $6.67 million. The Company had no availability for additional borrowings under our credit agreements. In the event that the Company fails to meet covenants in the future, the Company may not be able to obtain the necessary waivers or amendments to remain in compliance with the Purchase Agreement and the Purchaser may declare a default and cause all of the Company’s outstanding indebtedness under the Purchase Agreement to become immediately due and payable.

Interest Rate Risk

Our interest rate sensitive items do not subject us to material risk exposures. Our senior secured term Note has a fixed interest rate of 11.50%.

Foreign Currency Transaction Risk

The Company operates a subsidiary in Brazil and maintains equity method investments in its Singapore and Chinese joint ventures, MIEFE and BOMAY, respectively. The functional currencies of the Brazil subsidiary and the joint ventures are the Brazilian Real, Singapore Dollar and the Chinese Yuan, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income, net of tax, in our condensed consolidated balance sheets. In the current three months, this item increased from $0.00 million at December 31, 2016 to $0.04 million at March 31, 2017 due principally to the strengthening of the Brazilian Real versus the United States Dollar.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the disclosure controls and procedures were effective as of March 31, 2017.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended March 31, 2017 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Date: May 15, 2017

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ William B. Brod
William B. Brod
Chief Financial Officer (Principal Financial Officer)