Form 10-Q
period 2017-06-30
American Electric Technologies Inc
filed 2017-08-08
CIK 1043186

.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

As of July 26, 2017 the registrant had 8,615,269 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended June 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2017	December 31,
	(unaudited)	2016
Assets
Current assets:
Cash and cash equivalents	$3,242	$1,618
Restricted short-term investments	507	507
Accounts receivable-trade, net of allowance of $99 and $204 at June 30, 2017 and December 31, 2016	6,803	6,717
Inventories, net of allowance of $134 and $60 at June 30, 2017 and December 31, 2016	1,106	1,181
Cost and estimated earnings in excess of billings on uncompleted contracts	6,701	5,829
Prepaid expenses and other current assets	275	349
Total current assets	18,634	16,201
Property, plant and equipment, net	7,016	7,298
Advances to and investments in foreign joint ventures	10,245	10,663
Retainage receivable	741	649
Intangibles	493	527
Other assets	85	46
Total assets	$37,214	$35,384
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Revolving line of credit	$-	$1,500
Current portion of long-term note payable	-	300
Short-term note payable	299	-
Accounts payable and other accrued expenses	10,060	9,798
Accrued payroll and benefits	1,039	1,093
Billings in excess of costs and estimated earnings on uncompleted contracts	4,387	208
Total current liabilities	15,785	12,899
Long-term note payable, net	6,104	3,900
Deferred compensation	237	260
Deferred income taxes	2,726	2,824
Total liabilities	24,852	19,883
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $590 at June 30, 2017 and $617 at December 31, 2016; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at June 30, 2017 and December 31, 2016	4,410	4,383
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,710,677 and 8,499,508 shares issued and 8,529,795 and 8,335,968 shares outstanding at June 30, 2017 and December 31, 2016	9	8
Treasury stock, at cost 180,882 and 163,540 shares at June 30, 2017 and December 31, 2016	(893)	(863)
Additional paid-in capital	13,106	12,613
Accumulated other comprehensive income	100	(2)
Retained Deficit; including accumulated statutory reserves in equity method investments of $2,887 at June 30, 2017 and December 31, 2016	(4,370)	(638)
Total stockholders’ equity	7,952	11,118
Total liabilities, convertible preferred stock and stockholders’ equity	$37,214	$35,384

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$12,960	$11,444	$20,990	$19,742
Cost of sales	12,144	10,218	20,730	18,425
Gross margin	816	1,226	260	1,317
Operating expenses:
Research and development	78	196	182	719
Selling and marketing	695	417	1,306	1,293
General and administrative	897	981	1,991	2,327
Total operating expenses	1,670	1,594	3,479	4,339
Loss from operations	(854)	(368)	(3,219)	(3,022)
Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	134	347	186	152
Foreign joint ventures’ operations related expenses	(64)	(98)	(128)	(149)
Net equity income from foreign joint ventures’ operations	70	249	58	3
Loss from operations and net equity income from foreign joint ventures’ operations	(784)	(119)	(3,161)	(3,019)
Other income (expense):
Interest expense and other, net	(365)	317	(465)	278
Income (loss) before income taxes	(1,149)	198	(3,626)	(2,741)
Provision for (benefit from) income taxes	(90)	47	(72)	(9)
Net income (loss) before dividends on redeemable convertible preferred stock	(1,059)	151	(3,554)	(2,732)
Dividends on redeemable convertible preferred stock	(89)	(88)	(178)	(176)
Net income (loss) attributable to common stockholders	$(1,148)	$63	$(3,732)	$(2,908)
Earnings (loss) per common share:
Basic	$(0.13)	$0.01	$(0.44)	$(0.35)
Diluted	$(0.13)	$0.01	$(0.44)	$(0.35)
Weighted - average number of common shares outstanding:
Basic	8,504,240	8,292,751	8,420,680	8,277,897
Diluted	8,504,240	8,292,751	8,420,680	8,277,897

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended June 30,
	2017	2016
Net income (loss) before dividends on redeemable convertible preferred stock	$(1,059)	$151
Other comprehensive income:
Foreign currency translation gain (loss), net of deferred income taxes of ($31) and $85 for the three months ended June 30, 2017 and 2016	61	(165)
Total comprehensive income (loss)	$(998)	$(14)

	Six Months Ended June 30,
	2017	2016
Net income (loss) before dividends on redeemable convertible preferred stock	$(3,554)	$(2,732)
Other comprehensive income:
Foreign currency translation gain (loss), net of deferred income taxes of ($53) and $33 for the six months ended June 30, 2017 and 2016	102	(65)
Total comprehensive income (loss)	$(3,452)	$(2,797)

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(3,554)	$(2,732)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	(151)	(129)
Equity income (loss) from foreign joint ventures’ operations	(186)	(152)
Depreciation and amortization	436	444
Stock based compensation	186	267
Gain on fixed asset disposal	-	(75)
Bad debt expense	(157)	84
Obsolete inventory expense	66	35
Deferred compensation costs	(23)	(22)
Amortization of debt issuance costs	31	-
Change in operating assets and liabilities:
Accounts receivable	159	(811)
Inventories	9	198
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,031)	(2,784)
Prepaid expenses and other current assets	(12)	(55)
Accounts payable	807	2,793
Billings in excess of costs and estimated earnings on uncompleted contracts	4,179	(723)
Accrued liabilities and other current liabilities	(331)	(559)
Net cash provided by (used in) operating activities	428	(4,221)
Cash flows from investing activities:
Proceeds from sale of property and equipment and other assets	-	309
Purchases of property, plant and equipment and other assets	(133)	(372)
Proceeds from foreign joint ventures' operations dividends	780	589
Net cash provided by (used in) from investing activities	647	526
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	8	10
Treasury stocks purchase	(30)	(36)
Preferred stock cash dividend	-	(75)
Proceeds from long-term notes payable	7,000	-
Proceeds from short-term notes payable	200	-
Payments on revolving credit facility	(1,500)	(143)
Payments on long-term notes payable	(4,200)	(150)
Payments on short-term notes payable	(500)	-
Payments of debt issuance costs	(427)	-
Net cash provided by (used in) financing activities	551	(394)
Effect of exchange rate on cash	(2)	61
Net increase (decrease) in cash and cash equivalents	1,624	(4,028)
Cash and cash equivalents, beginning of period	1,618	7,989
Cash and cash equivalents, end of period	3,242	3,961

Supplemental disclosures of cash flow information:
Interest paid	$332	$95
Non-cash investing and financing transactions:
Issuance of shares of common stock on accrued preferred dividends payables	$300	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Electric Technologies, Inc. and its wholly-owned subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”)  have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for fair financial statement presentation.   All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on March 30, 2017. All dollar amounts disclosed in the footnotes are stated in thousands.

2. Earnings per Common Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2017 and 2016 .

Diluted earnings per share is computed by dividing net income (loss) attributable to common stockholders, by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of convertible instruments and (3) the dilutive effect of the exercise of stock options and other stock units to our common stock.

For the three and six months ended June 30, 2017, common stock equivalents from convertible instruments, stock options and other stock units have been excluded from the calculation of weighted average diluted shares because all such instruments were anti-dilutive.

The following table sets forth the computation of basic and diluted weighted average common shares.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average basic shares	8,504,240	8,292,751	8,420,680	8,277,897
Dilutive effect of preferred stock, warrants, stock options and restricted stock units	-	-	-	-
Total weighted average diluted shares	8,504,240	8,292,751	8,420,680	8,277,897

3. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017). AETI is evaluating the impact of ASU 2014-09 and currently expects that the standard will not have a material impact on the Company’s Consolidated Financial Statements other than enhanced disclosures related to the disaggregation of revenues from contracts with customers, the Company’s performance obligations and any significant judgments. AETI intends to adopt the new standard using the modified retrospective method at the date of adoption.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify two aspects of Topic 606: (i) identifying performance obligations; and (ii) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for ASU No. 2016-10 are the same as the effective date and transition requirements for ASU No. 2014-09. Management is currently evaluating the future impact of ASU No. 2016-10 on the Company’s consolidated financial position, results of operations and disclosures. Please refer to ASU No. 2014-09 above.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12 provides narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. The amendment also provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers and are expected to reduce the judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU No. 2016-12 are the same as the effective date and transition requirements for ASU No. 2014-09. Management is currently evaluating the future impact of ASU No. 2016-12 on the Company’s consolidated financial position, results of operations and disclosures. Please refer to ASU No. 2014-09 above.

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

There were no sales to joint ventures for the three months ended June 30, 2017 and 2016. Sales to joint ventures totaled $0.00 million and $0.04 million for the six months ended June 30, 2017 and 2016.

Summary (unaudited) financial information of our foreign joint ventures in U.S. dollars was as follows at June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016 (in thousands):

	BOMAY		MIEFE
	2017	2016	2017	2016
Assets:
Total current assets	$49,459	$47,700	$155	$425
Total non-current assets	3,535	3,589	15	17
Total assets	$52,994	$51,289	$170	$442
Liabilities and equity:
Total liabilities	$26,976	$24,196	$243	$551
Total joint ventures’ equity	26,018	27,093	(73)	(109)
Total liabilities and equity	$52,994	$51,289	$170	$442

	Three Months Ended June 30,
	BOMAY		MIEFE
	2017	2016	2017	2016

Revenue	$6,928	$17,000	$34	$178
Gross Profit	$1,311	$2,118	$11	$147
Earnings	$335	$1,032	$40	$50

	Six Months Ended June 30,
	BOMAY		MIEFE
	2017	2016	2017	2016

Revenue	$11,149	$23,987	$34	$840
Gross Profit	$2,646	$3,262	$11	$318
Earnings	$465	$1,065	$40	$(619)

The following is a summary of activity in investments in foreign joint ventures for the six months ended June 30, 2017 (unaudited):

	June 30, 2017
	BOMAY**	MIEFE	TOTAL
	(in thousands)
Investments in foreign joint ventures:
Balance at December 31, 2016	$10,450	$213	$10,663
Equity in earnings (loss) in 2017	186	-	$186
Dividend distributions in 2017	(781)	-	$(781)
Foreign currency translation adjustment	179	(2)	$177
Investments, end of period	$10,034	$211	$10,245

Components of investments in foreign joint ventures:
Investment in joint ventures	$2,033	$14	$2,047
Undistributed earnings	7,718	(14)	$7,704
Foreign currency translation	283	211	$494
Investments, end of period	$10,034	$211	$10,245
**

Accumulated statutory reserves of $2.89 million in equity method investments at June 30, 2017 and December 31, 2016, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

5. Notes Payable

Senior Secured Term Note

On March 23, 2017, the Company and its subsidiaries, M&I Electric Industries, Inc. and South Coast Electric Systems, LLC (collectively, the “Sellers”) issued and sold to HD Special-Situations III, L.P. (the “Purchaser”) a $7.00 million principal amount Senior Secured Term Note (the “Note”)  with principal of $0.50 million paid on June 30, 2017 with the balance due 48 months after issuance for cash at par pursuant to a Note Purchase Agreement dated March 23, 2017 (the “Purchase Agreement”). Proceeds from the sale of the Note were used to fully repay and terminate the Company’s prior revolving credit facilities with approximately $1.00 million being available for the Company’s working capital and general business purposes.

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

The Purchase Agreement contains representations and affirmative, negative and financial covenants usual and customary for financing of this type, including covenants that place conditions upon the Company’s ability to merge or consolidate with other companies, sell any material part of their business or property, incur liens, and pay dividends on, make distributions on or redeem their equity interests.  Other covenants in the Purchase Agreement require the Company to maintain minimum monthly revenue, maintain minimum monthly EBITDA, maintain minimum monthly cash on hand, maintain a minimum monthly debt service coverage ratio, maintain a maximum debt-to-EBITDA ratio, maintain a minimum monthly collateral coverage ratio and obtain consent of the Purchaser for certain capital expenditures.

As of June 30, 2017, the Company was not in compliance with the minimum monthly EBITDA covenant but was granted a waiver for the period. There can be no assurances that covenants can be met in the future and if not met, waivers can be obtained. In the event that the Company fails to meet covenants in the future, the Company may not be able to obtain the necessary waivers or amendments to remain in compliance with the Purchase Agreement and the Purchaser may declare a default and cause all of the Company’s outstanding indebtedness under the Purchase Agreement to become immediately due and payable or otherwise subject to an additional rate of 4.0% per annum and scheduled amortization of principal.

On June 6, 2017, the Company’s subsidiary, M&I Brazil, entered into a Loan Agreement with the former chairman of AETI. The Loan Agreement provides the Company with a $0.30 million loan facility of which $0.20 million is drawn and is outstanding as of June 30, 2017 with the balance due June 7, 2018. Under the loan agreement, the interest rate on the loan facility is 10.0%, per annum, payable each quarter. The loan facility is secured by the assets held by M&I Brazil.

6. Inventories

Inventories consisted of the following at June 30, 2017 (unaudited) and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$553	$513
Work-in-process	687	728
	1,240	1,241
Less: allowance	(134)	(60)
Total inventories	$1,106	$1,181

7. Income Taxes

The tax provision for the three and six months ended June 30, 2017 and 2016 reflect a 34% U.S. tax rate related to the equity in earnings from foreign joint ventures’ operations, net of dividends received and taxes paid on dividends from China, resulting in an effective rate of 1% and 2%, respectively.

8. Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of June 30, 2017 and December 31, 2016 because of the relatively short maturity of these instruments.

The carrying amount of our long-term note payable approximates the fair value as the interest rate on the note is based on a market rate.

9. Redeemable Convertible Preferred Stock

In conjunction with the issuance of the Redeemable Convertible Preferred Stock, Series A in May 2012, warrants to purchase 325,000 shares of our common stock (the “Warrants”) were issued for common stock.

The initial value allocated to the Warrants was recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the Warrants is accreted to retained earnings through the scheduled redemption date of the redeemable Series A Convertible Preferred Stock. Discount accretion for the three and six months ended June 30, 2017 and 2016 totaled $0.01 million and $0.02 million, each period.

The Series A Convertible Preferred Stock accrues cumulative dividends at a rate of 6% per annum payable quarterly in cash or with our Common Stock, at the option of the Company, based on the then current liquidation market price value of the Series A Convertible Preferred Common Stock which is currently $5.00 per share. Quarterly dividends not paid in cash or Common Stock accumulate without interest and must be fully paid before any dividend or other distribution can be paid on or declared and set apart for the Common Stock or conversion of the Series A Convertible Preferred Stock to Common Stock. At June 30, 2017 and December 31, 2016, the company had accrued but unpaid dividends totaling $0.08 million and $0.23 million, respectively, which is included in accounts payable and other accrued expenses in the condensed consolidated balance sheet. For the six months ended June 30, 2017, a total of 211,169 common shares have been issued.  Of that amount, 149,422 shares were issued as payment of accrued preferred dividends in accordance with the terms of the preferred stock agreement.  The remaining balance of common shares were issued in relation to the employee stock purchase plan and the vesting of restricted stock units.

On or after April 30, 2017, the holders of a majority of the outstanding shares of the Series A Convertible Preferred Stock may require the Company to redeem the Series A Convertible Preferred Stock at a redemption price equal to the lessor of (i) the liquidation preference per share (initially $5.00 per share, subject to adjustments for certain future equity transactions defined in the Securities Purchase Agreement) and (ii) the fair market value of the Series A Convertible Preferred Stock per share, as determined in good faith by the Company’s Board of Directors. As of June 30, 2017 and December 31, 2016, the redemption price per share was $5.00 in both years. The redemption price, plus any accrued and unpaid dividends, shall be payable in 36 equal monthly installments plus interest at an annual rate of 6%.

However, in connection with the issuance of the Company’s senior secured Term Note, described in Note 5, the Company has agreed with the Purchaser of the Term Note and the holder of the Preferred Stock (the “Holder”) not to declare, authorize or pay any cash dividends on the Preferred Stock until the earlier of (i) March 22, 2018, or (ii) the date the obligations under the Note Purchase Agreement have been paid in full (the “Standstill Period”), without the prior written consent of the Purchaser. Following the expiration of the Standstill Period, for so long as the obligations under the Note Purchase Agreement remain outstanding, the Company may, at its sole discretion, declare, authorize or pay dividends in cash on the Preferred Stock so long as no event of default exists under the Term Note or would result therefrom. The Holder also agreed that it shall not exercise its rights to require the Company to redeem any of the Preferred Stock during the Standstill Period. Following the expiration of the Standstill Period, so long as the obligations under the Note Purchase Agreement remain outstanding, the Holder may compel the Company to redeem shares of Preferred Stock provided no event of default exists under the Term Note or would result from such redemption. In consideration for the Holder’s to consent to the foregoing restrictions on the payment of cash dividends on or redemption of the Preferred Stock, the Company has negotiated with the Holder an adjustment to certain the conversion rights price of the Common Stock issued upon conversion of the Preferred Stock and exercise price of the Warrants to reflect their respective market value along with any such amendments to the Articles and Warrants as necessary to effect the foregoing such adjustments agreed upon.

On August 1, 2017 we entered into an agreement (the “Repricing Agreement”) with the Holder which includes the following:

Revised Initial Conversion Price of Series A Preferred Stock:

Pursuant to the Repricing Agreement each share of Series A Preferred Stock will be initially convertible, at the option of the holder, into one (1) share of common stock at a conversion price of $2.26 per share of common stock, so that the Series A Preferred Stock sold to the Holder are currently convertible into an aggregate of 2,212,389 shares of common stock.

Revised Initial Exercise Price of the Warrants:

Pursuant to the Repricing Agreement, the Series A Warrants sold to the Holder will be exercisable for 125,000 shares of common stock at an initial exercise price of $2.72 per share and the Series B Warrants sold to the Holder will be exercisable for 200,000 shares of common stock at an initial exercise price of $3.17 per share.

Limitations on Issuance and Voting:

In order to comply with the rules of the NASDAQ Stock Market, the Repricing Agreement prohibits the issuance of more than 19.99% of our common stock or voting power outstanding to the Investor as of the date of the Repricing Agreement without stockholder approval. The Company has agreed to seek the approval of its stockholders as soon as practicable. In the event that stockholder approval is received and the Holder were to convert all of its Series A Preferred Stock into common stock and exercised all of its Common Stock Purchase Warrants for cash, the Investor would be issued more than 19.99% of our common stock and voting power as of the date of the Repricing Agreement.

This agreement was approved by a committee of the Board of Directors comprised solely of independent directors.

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

FORWARD-LOOKING STATEMENTS

Except for historical and factual information, this document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, such as predictions of business outlook and future financial performance. All forward-looking statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances.

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

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of M&I Electric Industries, Inc. including its wholly-owned subsidiaries, South Coast Electric Systems, LLC (“SCES”) and M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”). The manufacturing operations of SCES were sold on June 24, 2016. AETI has retained the entity along with the existing service organization.

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

Our power distribution products include low and medium voltage switchgear that provides power distribution and protection for electrical systems from electrical faults. Our products include traditional low voltage and medium voltage switchgear, and our IntelliSafe™ medium voltage arc-resistant switchgear designed to increase end-user safety in case of an arc-flash explosion. IntelliSafe™ is designed for the downstream oil & gas sector, process industries and the power generation market, and was designed to be the safest arc-resistant product on the market. IntelliSafe™ meets key industry specifications and certifications. Our products are suitable for both American National Standards Institute (“ANSI”) and International Electrotechnical Commission (“IEC”) markets. Other power distribution products in our solution set include low voltage and medium voltage motor control centers, bus ducts, fuse and switch products, and other related power distribution equipment. We also purchase and integrate third party products into turnkey solutions per our customer specifications including items such as battery backup power systems and transformers.

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

Our automation and control solutions are designed for the management and control of power in a customer’s application. The DrillAssist™ is a control system that enables the management of a land and offshore drilling rig’s operations. DrillAssist™ includes auto-drill capabilities and a driller’s chair and cabin where the drilling rig operator manages the rig. The Company’s Vessel Management system is a packaged control platform for management of vessel operations.

Our Power Distribution Centers (“PDC”) are used to house our power distribution and power conversion products. Our PDCs can be manufactured over 100 ft. long and 40 ft. wide. The Company also manufactures VFD and SCR houses for land drilling and driller’s cabins for land and offshore deployment.

We provide a variety of electrical services including the commissioning and maintenance of our customers’ full electrical power infrastructure. We provide low and medium voltage start-up/commissioning, preventative maintenance, emergency call out services, and breaker and switchgear refurbishment services.

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
•

The Company works with engine-generator manufacturers and dealers, turbine manufacturers, Engineering, Procurement and Construction (“EPC”) firms, and other electrical engineering service companies to provide electric power delivery products and solutions. The Company also provides products and services for renewable power generation including biomass, geothermal and other renewable energy projects.

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

First, in Brazil, we have a wholly-owned subsidiary, M&I Electric Brazil, with offices in Rio de Janeiro, Macaé and Belo Horizonte to serve this market. The M&I Electric Brazil team focuses primarily on services for the oil and gas, marine vessel, power generation and broad industrial market segments in Brazil.

Second, in certain international markets, we sell through foreign sales agents that we have appointed in energy regions around the world. Many of these international partners also provide local service and support for our products in those overseas markets.

Finally, where local market conditions dictate, we have formed joint venture operations with local partners in markets such as China, where we can partner with the primary end-customer in that market, or there are local content requirements or a competitive advantage to using local manufacturing.

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

We also have minority interests in foreign joint ventures which have facilities in Xian, China and Singapore.

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

Allowance for Obsolete and Slow-Moving Inventory – The Company regularly reviews the value of inventory on hand using specific aging categories, and records a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required. Based on this assessment at June 30, 2017 and December 31, 2016, management believes the inventory reserve is adequate.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and the financial condition of those specific customers. The Company also reviews historical experience with the customer, the general economic environment and the aging of receivables. The Company records an allowance to reduce receivables to the amount that is reasonably believed to be collectible. Based on this assessment at June 30, 2017 and December 31, 2016, management believes the allowance for doubtful accounts is adequate.

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

Carrying Value of Joint Venture Investments – The Company reviews its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. Based on the most recent review at June 30, 2017 and December 31, 2016, management believes the carrying value of investments in foreign joint ventures is recoverable.

Business Outlook

Although the market experienced significant losses in 2015 and 2016 due to reduced oil and gas price-based demand, the Company believes it has several potential areas of opportunity in 2017.

The Company believes the availability of low cost natural gas in the power generation and distribution markets, coupled with political pressures on coal-fired power generation plants, creates a market opportunity for the Company.

The Company is also pursuing opportunities it sees in the midstream and downstream niches of the oil & gas market including pipelines, gas processing plants, storage terminals, LNG projects, refineries and petrochemical facilities.

The Company also sees opportunities for its IntelliSafe™ medium voltage arc-resistant switchgear primarily in the downstream and power generation and distribution sectors in 2017 and beyond.

The Company believes that an increase in the price of oil above 2016 levels could create growth opportunities for its services business as drilling companies need to get their drilling rigs working.

Internationally, the Company believes our global energy markets in China will remain flat at 2016 levels throughout 2017. There is still uncertainty in the Brazil market in 2017 as the political and economic challenges facing Brazil continue to slow energy investments.

The Company ended the quarter with a backlog of $22.67 million, which is down approximately $3.97 million from the end of the first quarter. We closely monitor our backlog and order activity and continue to adjust our cost structure and expenditures as conditions require. We anticipate a large portion of this backlog will be recognized in revenue during 2017.

The Company continues to review its business and depending on cash needs may raise cash in the form of debt, equity, or a combination of both.

OVERALL RESULTS OF OPERATIONS

The following table represents revenue and income (loss) from consolidated operations and net equity income from foreign joint ventures’ operations, for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$12,960	$11,444	$20,990	$19,742
Cost of sales	12,144	10,218	20,730	18,425
Gross margin	816	1,226	260	1,317

Operating expenses:
Research and development	78	196	182	719
Selling and marketing	695	417	1,306	1,293
General and administrative	897	981	1,991	2,327
Total operating expenses	1,670	1,594	3,479	4,339

Loss from operations	(854)	(368)	(3,219)	(3,022)

Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	134	347	186	152
Foreign joint ventures’ operations related expenses	(64)	(98)	(128)	(149)
Net equity income from foreign joint ventures’ operations	70	249	58	3

Loss from operations and net equity loss from foreign joint ventures’ operations	$(784)	$(119)	$(3,161)	$(3,019)

Sales to foreign joint ventures are made on an arm’s length basis. See Footnote 4 in notes to condensed consolidated financial statements for detailed financial information on the foreign joint ventures.

Non-U.S GAAP Financial Measures

A non-U.S. GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. Please see the Company’s Annual Report on Form 10-K for 2016 filed on March 30, 2017 for a more in-depth discussion of this indicator, earnings before interest, taxes, depreciation and amortization (“EBITDA”). Management believes it is useful in evaluating operating performance.

Non-U.S. GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with U.S. GAAP.

 The table below shows the reconciliation of net income (loss) attributable to common stockholders to “EBITDA” for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to common stockholders	$(1,148)	$63	$(3,732)	$(2,908)
Add: Depreciation and amortization	218	223	436	444
Interest expense	238	64	338	103
Provision for (benefit from) income taxes	(90)	47	(72)	(9)
Dividend on redeemable preferred stock	89	88	178	176
EBITDA	$(693)	$485	$(2,852)	$(2,194)

Backlog

The order backlog at June 30, 2017 and March 31, 2017 was $22.67 million and $26.64 million, respectively. We expect the majority of our backlog to be realized as revenue the remainder of the 2017 fiscal year.

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

	For the Three Months Ended June 30, 2017 and 2016
	(in thousands)
2017	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$10,517	$1,293	$1,150	$12,960
Gross Profit	900	(96)	12	816
Gross Profit as % of Revenue	9%	-7%	1%	6%

2016
Revenue	$4,682	$5,295	$1,467	$11,444
Gross Profit	460	587	179	1,226
Gross Profit as % of Revenue	10%	11%	12%	11%

	For the Six Months Ended June 30, 2017 and 2016
	(in thousands)
2017	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$14,430	$4,148	$2,412	$20,990
Gross Profit	788	(298)	(230)	260
Gross Profit as % of Revenue	5%	-7%	-10%	1%

2016
Revenue	$10,654	$6,428	$2,660	$19,742
Gross Profit	486	609	222	1,317
Gross Profit as % of Revenue	5%	9%	8%	7%

Three Months Ended June 30, 2017 as Compared with the Three Months Ended June 30, 2016

Revenue and Gross Profit

Revenues increased 13%, or $1.52 million, to $12.96 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to a 125% increase in technical product revenues resulting from the increased backlog in the midstream oil & gas sector and due to increased orders for the company’s IntelliSafe™ medium voltage arc-resistant switchgear but were offset by a 76% decrease in the power generation sector revenue.

Gross profit decreased 33%, or $0.41 million, to $0.82 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Gross profit as a percentage of revenues decreased to 6% in the three months ended June 30, 2017, compared to 11% in the three months ended June 30, 2016. This decrease was primarily attributable to continued competitive pricing pressure impacting our booked margins, along with a $0.20 million of costs overruns associated with power generation projects.

Research and Development Costs

Research and development costs decreased by 60%, or $0.12 million, to $0.08 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. This reduction is primarily related to the completion of the IntelliSafe™ medium voltage arc resistant switchgear product R&D efforts during 2016.

Selling and Marketing Expenses

Selling and marketing costs increased by 67%, or $0.27 million, to $0.69 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, due to expanded sales and marketing efforts in the oil and gas sector. Selling and marketing expenses, as a percentage of revenues, increased to 5% during the three months ended June 30, 2017, compared to 4% during the  three months ended June 30, 2016.

General and Administrative Expenses

General and administrative expenses decreased by 9%, or $0.08 million, to $0.90 million during the three months ended June 30, 2017, when compared to the three months ended June 30, 2016, primarily due to the reversal of bad debt reserves previously accrued. General and administrative expenses, as a percentage of revenues, decreased to 8% during the three months ended June 30, 2017, compared to 10% during the three months ended June 30, 2016.

Foreign Joint Venture Equity Income

Net equity from foreign joint venture operations decreased by 72%, or $0.18 million, to $0.07 million during the three months ended June 30, 2017, when compared to the three months ended June 30, 2016. The increase is primarily due to a decrease in performance by our BOMAY joint venture in China.

Other Income (Expense)

Interest expense and other income (expense) increased $0.68 million to $0.37 million during the three months ended June 30, 2017, when compared to the three months ended June 30, 2016, due to increase interest expense of $0.17 million from new financing in 2017 and offset by a gain of $0.08 million from the sale of the fixed assets in Bay St. Louis, Mississippi and $0.32 million from the settlement of a claim associated with the 2010 British Petroleum Gulf of Mexico oil spill, both in 2016. Interest expense and other income (expense), as a percentage of revenues, decreased to 2% during the three months ended June 30, 2017 compared to 3% during the three months ended June 30, 2016.

Income Tax Provision

The benefit from income taxes for the three months ended June 30, 2017 was $0.09 million which reflects the provision from taxes on our earnings from our foreign joint ventures net of dividends received, calculated using a tax rate of 34%.

Income from Operations

In the three months ended June 30, 2017, we recorded a net loss attributable to common stockholders of ($1.06) million, or ($0.12) of basic earnings per common share, compared to net income attributable to common stockholders of $0.06 million or $0.01 of basic earnings common share, in the three months ended June 30, 2016. See Note 2, Earnings per Common Share, in the accompanying notes to condensed consolidated financial statements.

Six Months Ended June 30, 2017 as Compared with the Six Months Ended June 30, 2016

Revenue and Gross Profit

Revenues increased 6%, or $1.25 million, to $20.99 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to a 35% increase in technical product revenues resulting from the increased backlog in the midstream oil & gas sector and due to increased orders for the company’s IntelliSafe™ medium voltage arc-resistant switchgear but were offset by a 35% decrease in the power generation sector revenue.

Gross profit decreased 80%, or $1.06 million, to $0.26 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. Gross profit as a percentage of revenues decreased to 1% in the six months ended June 30, 2017, compared to 7% in the six months ended June 30, 2016. This decrease was primarily attributable to continued competitive pricing pressure impacting our booked margins, along with a $0.41 million of costs overruns associated with power generation projects.

Research and Development Costs

Research and development costs decreased by 75%, or $0.54 million to $0.18 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, This reduction is primarily related to the completion of the IntelliSafe™ medium voltage arc resistant switchgear product R&D efforts during 2016.

Selling and Marketing Expenses

Selling and marketing costs increased by 1%, or $0.02 million to $1.31 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, due to expanded sales and marketing efforts in the oil and gas sector. Selling and marketing expenses as a percentage of revenues, decreased to 6% during the six months ended June 30, 2017, compared to 7% during the six months ended June 30, 2016.

General and Administrative Expenses

General and administrative expenses decreased by 14%, or $0.34 million, to $1.99 million during the six months ended June 30, 2017, when compared to the six months ended June 30, 2016, primarily due to the reversal of bad debt reserves previously accrued. General and administrative expenses as a percentage of revenues, decreased to 9% during the six months ended June 30, 2017, compared to 12% during the six months ended June 30, 2016.

Foreign Joint Venture Equity Income

Net equity from foreign joint venture operations increased $0.06 million to $0.06 million during six months ended June 30, 2017, when compared to the six months ended June 30, 2016. The increase is due to a reduction in losses from MIEFE prior to its shutdown in the third quarter of 2016.

Other Income (Expense)

Interest expense and other income increased $0.74 million to $0.47 million during the six months ended June 30, 2017, when compared to the six months ended June 30, 2016, primarily due to the gain on sale of South Coast Electric Systems manufacturing operations and the BP settlement from the 2010 gulf oil spill during 2016. Interest expense increased of $0.24 million from new financing in 2017. Interest expense and other income, as a percentage of revenues, increased to 2% during the six months ended June 30, 2017 compared to 1% during the six months ended June 30, 2016.

Income Tax Provision

The benefit from income taxes for the six months ended June 30, 2017 was $0.07 million which reflects the net benefit from taxes on our earnings from our foreign joint ventures net of dividends received, calculated using a tax rate of 34% and taxes paid on dividends from China.

Income from Operations

In the six months ended June 30, 2017, we recorded a net loss attributable to common stockholders of ($3.65) million, or ($0.43) of basic earnings per common share, compared to loss of ($2.91) million, or ($0.35) of basic earnings per common share, in the six months ended June 30, 2016. See Note 2, Earnings per Common Share, in the accompanying notes to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2017	December 31, 2016
	(in thousands except percentages and ratios)
Working capital	$2,849	$3,302
Current ratio	1.2 to 1	1.3 to 1
Debt as a percent of total capitalization	43%	26%

Notes Payable

On March 23, 2017 the Company entered into a $7.00 million Senior Secured Term Note with a third-party lender. The Note is payable in monthly interest only payments in arrears at a fixed rate of 11.5%. Principal of $0.50 million was paid on June 30, 2017 with the balance due March 23, 2021.

 The Company continues to monitor its liquidity position closely and depending on the business needs may raise cash in the form of debt, equity or a combination of both.

Operating Activities

During the six months ended June 30, 2017, the Company provided cash of $0.43 million from operations as compared to using $4.22 million for the same period in 2016. This was primarily the result of advanced payments on two uncompleted projects at June 30, 2017.

Investing Activities

During the six months ended June 30, 2017, the Company’s investing activities provided cash of $0.65 million compared to providing $0.53 million for the comparable period in 2016. This was primarily the result of lower capital expenditures and offset by a reduction in sales of capital expenditures.

Financing Activities

During the six months ended June 30, 2017, the Company’s financing activities provided cash of $0.55 million compared to using $0.40 million in the comparable period in 2016. The increase is primarily attributable to $0.97 million in net proceeds from the issuance of debt.

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

As of June 30, 2017, we had cash and cash equivalents of $3.24 million and total outstanding debt of $6.10 million. The Company had no availability for additional borrowings under our credit agreements. In the event that the Company fails to meet covenants in the future, the Company may not be able to obtain the necessary waivers or amendments to remain in compliance with the Purchase Agreement and the Purchaser may declare a default and cause all of the Company’s outstanding indebtedness under the Purchase Agreement to become immediately due and payable.

Interest Rate Risk

Our interest rate sensitive items do not subject us to material risk exposures. Our senior secured term Note has a fixed interest rate of 11.50%.

Foreign Currency Transaction Risk

The Company operates a subsidiary in Brazil and maintains equity method investments in its Singapore and Chinese joint ventures, MIEFE and BOMAY, respectively. The functional currencies of the Brazil subsidiary and the joint ventures are the Brazilian Real, Singapore Dollar and the Chinese Yuan, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income, net of tax, in our condensed consolidated balance sheets. In the current six months, this item increased from $0.00 million at December 31, 2016 to $0.10 million at June 30, 2017 due principally to the strengthening of the Brazilian Real and the Chinese Yuan versus the United States Dollar.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the disclosure controls and procedures were effective as of June 30, 2017.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended June 30, 2017 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Date: August 8, 2017

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ William B. Brod
William B. Brod
Chief Financial Officer (Principal Financial Officer)