Form 10-Q
period 2017-09-30
American Electric Technologies Inc
filed 2017-11-14
CIK 1043186

.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

As of November 6, 2017 the registrant had 8,669,650 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended September 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,098	$1,618
Restricted short-term investments	50	507
Accounts receivable-trade, net of allowance of $89 and $204 at September 30, 2017 and December 31, 2016	7,822	6,717
Inventories, net of allowance of $134 and $60 at September 30, 2017 and December 31, 2016	1,169	1,181
Cost and estimated earnings in excess of billings on uncompleted contracts	7,477	5,829
Prepaid expenses and other current assets	233	349
Total current assets	17,849	16,201
Property, plant and equipment, net	6,936	7,298
Advances to and investments in foreign joint ventures	10,546	10,663
Retainage receivable	772	649
Intangibles	476	527
Other assets	107	46
Total assets	$36,686	$35,384
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Revolving line of credit	$-	$1,500
Current portion of long-term note payable	-	300
Short-term note payable	238	-
Accounts payable and other accrued expenses	11,528	9,798
Accrued payroll and benefits	1,188	1,093
Billings in excess of costs and estimated earnings on uncompleted contracts	3,003	208
Total current liabilities	15,957	12,899
Long-term note payable, net	6,132	3,900
Deferred compensation	225	260
Deferred income taxes	2,805	2,824
Total liabilities	25,119	19,883
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $576 at September 30, 2017 and $617 at December 31, 2016; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016	4,424	4,383
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,799,948 and 8,499,508 shares issued and 8,619,066 and 8,335,968 shares outstanding at September 30, 2017 and December 31, 2016	9	8
Treasury stock, at cost 180,882 and 163,540 shares at September 30, 2017 and December 31, 2016	(916)	(863)
Additional paid-in capital	13,277	12,613
Accumulated other comprehensive income	272	(2)
Retained Deficit; including accumulated statutory reserves in equity method investments of $2,887 at September 30, 2017 and December 31, 2016	(5,499)	(638)
Total stockholders’ equity	7,143	11,118
Total liabilities, convertible preferred stock and stockholders’ equity	$36,686	$35,384

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$13,268	$8,673	$34,258	$28,415
Cost of sales	12,192	9,124	32,922	27,549
Gross margin	1,076	(451)	1,336	866
Operating expenses:
Research and development	55	145	237	864
Selling and marketing	646	466	1,952	1,759
General and administrative	1,125	1,587	3,116	3,914
Total operating expenses	1,826	2,198	5,305	6,537
Loss from operations	(750)	(2,649)	(3,969)	(5,671)
Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	98	215	284	367
Foreign joint ventures’ operations related expenses	(67)	(53)	(195)	(202)
Net equity income from foreign joint ventures’ operations	31	162	89	165
Loss from operations and net equity income from foreign joint ventures’ operations	(719)	(2,487)	(3,880)	(5,506)
Other income (expense):
Interest expense and other, net	(332)	(78)	(797)	200
Income (loss) before income taxes	(1,051)	(2,565)	(4,677)	(5,306)
Provision for (benefit from) income taxes	(11)	59	(83)	50
Net income (loss) before dividends on redeemable convertible preferred stock	(1,040)	(2,624)	(4,594)	(5,356)
Dividends on redeemable convertible preferred stock	(89)	(89)	(267)	(265)
Net income (loss) attributable to common stockholders	$(1,129)	$(2,713)	$(4,861)	$(5,621)
Earnings (loss) per common share:
Basic	$(0.13)	$(0.33)	$(0.57)	$(0.68)
Diluted	$(0.13)	$(0.33)	$(0.57)	$(0.68)
Weighted - average number of common shares outstanding:
Basic	8,598,461	8,327,009	8,478,848	8,294,268
Diluted	8,598,461	8,327,009	8,478,848	8,294,268

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended September 30,
	2017	2016
Net income (loss) before dividends on redeemable convertible preferred stock	$(1,040)	$(2,624)
Other comprehensive income:
Foreign currency translation gain (loss), net of deferred income taxes of ($89) and $21 for the three months ended September 30, 2017 and 2016	172	(41)
Total comprehensive income (loss)	$(868)	$(2,665)

	Nine Months Ended September 30,
	2017	2016
Net income (loss) before dividends on redeemable convertible preferred stock	$(4,594)	$(5,356)
Other comprehensive income:
Foreign currency translation gain (loss), net of deferred income taxes of ($142) and $54 for the nine months ended September 30, 2017 and 2016	274	(106)
Total comprehensive income (loss)	$(4,320)	$(5,462)

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(4,594)	$(5,356)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	(162)	(97)
Equity income (loss) from foreign joint ventures’ operations	(284)	(367)
Depreciation and amortization	640	660
Stock based compensation	280	366
Gain on fixed asset disposal	-	(75)
Bad debt expense	45	100
Obsolete inventory expense	66	35
Deferred compensation costs	(36)	(33)
Amortization of debt issuance costs	59	-
Change in operating assets and liabilities:
Accounts receivable	(1,496)	(360)
Inventories	(54)	(180)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,389)	(3,049)
Prepaid expenses and other current assets	61	79
Accounts payable	2,116	3,817
Billings in excess of costs and estimated earnings on uncompleted contracts	2,795	(1,288)
Accrued liabilities and other current liabilities	(127)	188
Net cash provided by (used in) operating activities	(2,080)	(5,560)
Cash flows from investing activities:
Proceeds from sale of property and equipment and other assets	-	309
Purchases of property, plant and equipment and other assets	(219)	(572)
Proceeds from foreign joint ventures' operations dividends	781	589
Redemption (purchase) of certificates of deposit	457	-
Net cash provided by (used in) from investing activities	1,019	326
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	10	13
Treasury stocks purchase	(53)	(71)
Preferred stock cash dividend	-	(150)
Proceeds from long-term notes payable	7,000	-
Proceeds from short-term notes payable	200	-
Payments on revolving credit facility	(1,500)	457
Payments on long-term notes payable	(4,200)	(150)
Payments on short-term notes payable	(500)	-
Payments of debt issuance costs	(427)	-
Net cash provided by (used in) financing activities	530	99
Effect of exchange rate on cash	11	49
Net increase (decrease) in cash and cash equivalents	(520)	(5,086)
Cash and cash equivalents, beginning of period	1,618	7,989
Cash and cash equivalents, end of period	1,098	2,903
Supplemental disclosures of cash flow information:
Interest paid	$611	$162
Non-cash investing and financing transactions:
Issuance of shares of common stock on accrued preferred dividends payables	$375	$-

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

2. Earnings per Common Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2017 and 2016 .

Diluted earnings per share is computed by dividing net income (loss) attributable to common stockholders, by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of convertible instruments and (3) the dilutive effect of the exercise of stock options and other stock units to our common stock.

For the three and nine months ended September 30, 2017, common stock equivalents from convertible instruments, stock options and other stock units have been excluded from the calculation of weighted average diluted shares because all such instruments were anti-dilutive.

The following table sets forth the computation of basic and diluted weighted average common shares.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average basic shares	8,598,461	8,327,009	8,478,848	8,294,268
Dilutive effect of preferred stock, warrants, stock options and restricted stock units	-	-	-	-
Total weighted average diluted shares	8,598,461	8,327,009	8,478,848	8,294,268

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

In July 2015, the FASB issued ASU No. 2015-11. Inventory (Topic 330): Simplifying the Measurement of Inventory, which is intended to converge U.S. GAAP on this topic with International Financial Reporting Standards (“IFRS”). ASU No. 2015-11 focuses on the premeasurement of inventory measured using any method other than LIFO, for example, average cost. Inventory within the scope of ASU No. 2015-11 is required to be measured at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other causes. For public business entities, the amendments in ASU No. 2015-11 are effective for fiscal years beginning after December 15,

2016, including interim periods within those fiscal years. The adoption of ASU No. 2015-11 did not have a significant impact on the Company’s consolidated financial position, results of operations and disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. Management does not expect the adoption of ASU No. 2016-15 to have a significant impact on the Company’s consolidated financial position, results of operations and disclosures because it on affects presentation of specific items within the cash flow statement.

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

4. Investments in Foreign Joint Ventures

We have interests in two joint ventures, outside of the United States of America (“U.S.”) which are accounted for using the equity method:

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest. BOMAY was formed in 2006 in China with a term of 12 years and will expire in 2018. The term of the joint venture may be extended upon agreement of all parties. In such case, the joint venture shall apply for the extension to the relevant Chinese authority six months before expiry of the venture. The company is working with our Joint Venture partners on extending the joint venture. At this time, AETI has no indication that the joint venture will not be extended beyond the 2018 expiration date; and,

M&I Electric Far East, Ltd. ("MIEFE”), in which the Company currently owns 41% of the joint venture with our joint venture partner, Sonepar, owning 51% and MIEFE’s general manager owning the remaining 8%.    In 2016, due to market conditions, the business suspended current operations and the investment in MIEFE was written down to zero excluding foreign currency translation.

Sales to joint ventures totaled $0.00 and $0.02 for the three months ended September 30, 2017 and 2016. Sales to joint ventures totaled $0.01 million and $0.07 million for the nine months ended September 30, 2017 and 2016.

Summary (unaudited) financial information of our foreign joint ventures in U.S. dollars was as follows at September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	BOMAY		MIEFE
	2017	2016	2017	2016
Assets:
Total current assets	$53,015	$47,700	$179	$425
Total non-current assets	3,532	3,589	16	17
Total assets	$56,547	$51,289	$195	$442
Liabilities and equity:
Total liabilities	$29,726	$24,196	$258	$551
Total joint ventures’ equity	26,821	27,093	(63)	(109)
Total liabilities and equity	$56,547	$51,289	$195	$442

	Three Months Ended September 30,
	BOMAY		MIEFE
	2017	2016	2017	2016

Revenue	$6,076	$5,557	$46	$307
Gross Profit	$1,160	$1,582	$10	$133
Earnings	$245	$537	$11	$121

	Nine Months Ended September 30,
	BOMAY		MIEFE
	2017	2016	2017	2016

Revenue	$17,225	$29,544	$80	$1,147
Gross Profit	$3,805	$4,844	$22	$451
Earnings	$709	$1,602	$51	$(498)

The following is a summary of activity in investments in foreign joint ventures for the nine months ended September 30, 2017 (unaudited):

	September 30, 2017
	BOMAY**	MIEFE	TOTAL
	(in thousands)
Investments in foreign joint ventures:
Balance at December 31, 2016	$10,450	$213	$10,663
Equity in earnings (loss) in 2017	284	-	$284
Dividend distributions in 2017	(781)	-	$(781)
Foreign currency translation adjustment	382	(2)	$380
Investments, end of period	$10,335	$211	$10,546

Components of investments in foreign joint ventures:
Investment in joint ventures	$2,033	$14	$2,047
Undistributed earnings	7,816	(14)	$7,802
Foreign currency translation	486	211	$697
Investments, end of period	$10,335	$211	$10,546
**

Accumulated statutory reserves of $2.89 million in equity method investments at both September 30, 2017 and December 31, 2016, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

The Company reviews its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. Based on this analysis, there was no indication of impairment.

5. Notes Payable

Senior Secured Term Note

On March 23, 2017, the Company and its subsidiaries, M&I Electric Industries, Inc. and South Coast Electric Systems, LLC (collectively, the “Sellers”) issued and sold to HD Special-Situations III, L.P. (the “Purchaser”) a $7.00 million principal amount Senior Secured Term Note (the “Note”)  with principal of $0.50 million due and paid on June 30, 2017 with the balance due 48 months after issuance for cash at par pursuant to a Note Purchase Agreement  (the “Purchase Agreement”). Proceeds from the sale of the Note were used to fully repay and terminate the Company’s prior revolving credit facilities with approximately $1.00 million being available for the Company’s working capital and general business purposes.

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

The Purchase Agreement contains representations and affirmative, negative and financial covenants usual and customary for financing of this type, including covenants that place conditions upon the Company’s ability to merge or consolidate with other companies, sell any material part of their business or property, incur liens, and pay dividends on, make distributions on or redeem their equity interests.  Other covenants in the Purchase Agreement require the Company to maintain minimum monthly revenue, maintain minimum monthly EBITDA, maintain minimum monthly cash on hand, maintain a minimum monthly debt service coverage ratio, maintain a maximum debt-to-EBITDA ratio, maintain a minimum monthly collateral coverage ratio and obtain consent of the Purchaser for certain capital expenditAs of September 30, 2017, the Company was not in compliance with the minimum monthly EBITDA covenant but was granted a waiver for the period. There can be no assurances that covenants can be met in the future and if not met, waivers can be obtained. In the event that the Company fails to meet covenants in the future, the Company may not be able to obtain the necessary waivers or amendments to remain in compliance with the Purchase Agreement and the Purchaser may declare a default and cause all of the Company’s outstanding indebtedness under the Purchase Agreement to become immediately due and payable or otherwise subject to an additional rate of 4.0% per annum and scheduled amortization of principal.

As of September 30, 2017, the Company was not in compliance with the minimum monthly EBITDA covenant but was granted a waiver for the period. There can be no assurances that covenants can be met in the future and if not met, waivers can be obtained. In the event that the Company fails to meet covenants in the future, the Company may not be able to obtain the necessary waivers or amendments to remain in compliance with the Purchase Agreement and the Purchaser may declare a default and cause all of the Company’s outstanding indebtedness under the Purchase Agreement to become immediately due and payable or otherwise subject to an additional rate of 4.0% per annum and scheduled amortization of principal.

On November 13, 2017, the Company entered into an agreement modifying the terms of its Senior Secured Term Note. The modification included a waiver of the EBITDA covenant violation as of September 30, 2017 and revisions to the original revenue and EBITDA covenants along with the requirement of minimum principal reductions of $30,000 per month beginning in April 2018.  In consideration for the modified terms, the Company issued 500,000 warrants to purchase the Company’s common stock at an exercise price of $2.26 which expire in November 2023.

On June 6, 2017, the Company’s subsidiary, M&I Brazil, entered into a Loan Agreement with the former chairman of AETI. The Loan Agreement provides the Company with a $0.30 million loan facility of which $0.20 million is drawn and is outstanding as of September 30, 2017 and with any balance outstanding due June 7, 2018. Under the loan agreement, the interest rate on the loan facility is 10.0%, per annum, payable each quarter. The loan facility is secured by the assets held by M&I Brazil.

6. Inventories

Inventories consisted of the following at September 30, 2017 (unaudited) and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$595	$513
Work-in-process	708	728
	1,303	1,241
Less: allowance	(134)	(60)
Total inventories	$1,169	$1,181

7. Income Taxes

The tax provision for the three and nine months ended September 30, 2017 and 2016 reflect a 34% U.S. tax rate related to the equity in earnings from foreign joint ventures’ operations, net of dividends received and taxes paid on dividends from China, resulting in an effective rate of 1% and 2%, respectively.

8. Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of September 30, 2017 and December 31, 2016 because of the relatively short maturity of these instruments.

The carrying amount of our long-term note payable approximates fair value as the interest rate on the note is based on a market rate.

9. Redeemable Convertible Preferred Stock and Common Stock

Redeemable Convertible Preferred Stock

In conjunction with the issuance of the Redeemable Convertible Preferred Stock, Series A in May 2012, warrants to purchase 325,000 shares of our common stock (the “Warrants”) were issued.

The initial value allocated to the Warrants was recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the Warrants is accreted to retained earnings through the scheduled redemption date of the redeemable Series A Convertible Preferred Stock. Discount accretion totaled $0.01 million for the three months ended September 30 for both 2017 and 2016 . Discount accretion totaled $0.04 million for the nine months ended September 30 for both 2017 and 2016.

The Series A Convertible Preferred Stock accrues cumulative dividends at a rate of 6% per annum payable quarterly in cash or with our Common Stock, at the option of the Company, based on the then current liquidation market price value of the Series A Convertible Preferred Common Stock which is currently $5.00 per share. Quarterly dividends not paid in cash or Common Stock accumulate without interest and must be fully paid before any dividend or other distribution can be paid on or declared and set apart for the Common Stock or conversion of the Series A Convertible Preferred Stock to Common Stock. At September 30, 2017 and December 31, 2016, the company had accrued but unpaid dividends totaling $0.08 million and $0.23 million, respectively, which is included in accounts payable and other accrued expenses in the condensed consolidated balance sheet. For the nine months ended September 30, 2017, a total of 198,416 common shares have been issued  as payment of accrued preferred dividends in accordance with the terms of the preferred stock agreement.

On or after April 30, 2017, the holders of a majority of the outstanding shares of the Series A Convertible Preferred Stock may require the Company to redeem the Series A Convertible Preferred Stock at a redemption price equal to the lessor of (i) the liquidation preference per share (initially $5.00 per share, subject to adjustments for certain future equity transactions defined in the Securities Purchase Agreement) and (ii) the fair market value of the Series A Convertible Preferred Stock per share, as determined in good faith by the Company’s Board of Directors. As of September 30, 2017 and December 31, 2016, the redemption price per share was $5.00 in both years. The redemption price, plus any accrued and unpaid dividends, shall be payable in 36 equal monthly installments plus interest at an annual rate of 6%.

In connection with the issuance of the Company’s senior secured Term Note, described in Note 5, the Company has agreed with the Purchaser of the Term Note and the holder of the Preferred Stock (the “Holder”) not to declare, authorize or pay any cash dividends on the Preferred Stock until the earlier of (i) March 22, 2018, or (ii) the date the obligations under the Note Purchase Agreement have been paid in full (the “Standstill Period”), without the prior written consent of the Purchaser. Following the expiration of the Standstill Period, for so long as the obligations under the Note Purchase Agreement remain outstanding, the Company may, at its sole discretion, declare, authorize or pay dividends in cash on the Preferred Stock so long as no event of default exists under the Term Note or would result therefrom. The Holder also agreed that it shall not exercise its rights to require the Company to redeem any of the Preferred Stock during the Standstill Period. Following the expiration of the Standstill Period, so long as the obligations under the Note Purchase Agreement remain outstanding, the Holder may compel the Company to redeem shares of Preferred Stock provided no event of default exists under the Term Note or would result from such redemption. In consideration for the Holder’s consent to the foregoing restrictions on the payment of cash dividends on or redemption of the Preferred Stock, the Company entered into an agreement with the Holder (the “Repricing Agreement”) on August 1, 2017. Pursuant to the Repricing Agreement, each share of Series A Preferred Stock will be initially convertible, at the option of the holder, into one (1) share of common stock at a conversion price of $2.26 per share of common stock, so that the Series A Preferred Stock sold to the Holder are currently convertible into an aggregate of 2,212,389 shares of common stock. In addition, Pursuant to the Repricing Agreement, the Series A Warrants sold to the Holder will be exercisable for 125,000 shares of common stock at an initial exercise price of $2.72 per share and the Series B Warrants sold to the Holder will be exercisable for 200,000 shares of common stock at an initial exercise price of $3.17 per share.

     In order to comply with the rules of the NASDAQ Stock Market, the Repricing Agreement prohibits the issuance of more than 19.99% of our common stock or voting power outstanding to the Holder as of the date of the Repricing Agreement without stockholder approval. The Company has agreed to seek the approval of its stockholders as soon as practicable. In the event that stockholder approval is received and the Holder were to convert all of its Series A Preferred Stock into common stock and exercised all of its Common Stock Purchase Warrants for cash, the Holder would be issued more than 19.99% of our common stock and voting power as of the date of the Repricing Agreement.

This agreement was approved by a committee of the Board of Directors comprised solely of independent directors.

Common Stock

For the nine months ended September 30, 2017, the Company issued a total of 260,163 shares of common stock. The Company issued 198,416 shares of common stock as payment of accrued preferred dividends, as noted above, with the remaining 61,747 shares issued in connection with the Company’s Employee Stock Purchase Plan and upon vesting of restricted stock units.

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

Certain accounting policies involve significant estimates and assumptions by us that have a material impact on our condensed consolidated financial condition or operating performance. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of our condensed consolidated financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”, nor do we have any “variable interest entities”.

Inventories – Inventories are stated at the lower of cost or market, with material value determined using an average cost method. Inventory costs for work-in-process include direct material, direct labor, production overhead and outside services. Indirect overhead is apportioned to work-in-process based on direct labor incurred.

Allowance for Obsolete and Slow-Moving Inventory – The Company regularly reviews the value of inventory on hand using specific aging categories, and records a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required. Based on this assessment at September 30, 2017 and December 31, 2016, management believes the inventory reserve is adequate.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and the financial condition of those specific customers. The Company also reviews historical experience with the customer, the general economic environment and the aging of receivables. The Company records an allowance to reduce receivables to the amount that is reasonably believed to be collectible. Based on this assessment at September 30, 2017 and December 31, 2016, management believes the allowance for doubtful accounts is adequate.

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

During the quarter, the Company's business operations in Houston and Beaumont Texas were adversely impacted by Hurricane Harvey. Although the company’s facilities did not sustain any damage, operations were temporarily idled, delaying the schedules of customer projects resulting in a $2.5 million revenue impact. The Company maintains business interruption insurance and has filed a business interruption claim. It is anticipated that any proceeds resulting from this business interruption claim would be recorded no earlier than Q4 2017.

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

Carrying Value of Joint Venture Investments – The Company reviews its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. Based on the most recent review at September 30, 2017 and December 31, 2016, management believes the carrying value of investments in foreign joint ventures is recoverable.

Business Outlook

Although the global energy market experienced a significant decline in 2015 and 2016 due to reduced oil and gas prices, the Company believes it has several potential areas of opportunity heading into 2018.

First, the Company believes the availability of low cost natural gas in the United States is a big growth driver. Environmental and political pressure on utilities to move away from coal-fired power generation plants to natural gas based power plants will continue, enabling a strong market opportunity for new power plant projects for the Company. Low cost natural gas also creates opportunities in the midstream and downstream oil and gas market, where pipelines, gas processing plants, storage terminals and other infrastructure enable increased petrochem and LNG export facilities to begin production.

Second, the Company sees continuing opportunities for its IntelliSafe™ medium voltage arc-resistant switchgear. Designed for the downstream oil and gas and the power generation and distribution sectors, IntelliSafe enables the Company to differentiate on safety for these new critical customer projects.

Next, the Company believes that the recent oil price stability creates opportunities for the company to grow its land and offshore drilling and production business for both products and services.

Internationally, the Company believes our global energy markets in China will remain flat at 2017 levels into 2018. There is still uncertainty in the Brazil market as the political and economic challenges facing Brazil continue to slow energy investments.

The Company ended the quarter with a backlog of $23.53 million, which is an increase of approximately $0.86 million from the end of the second quarter and an increase of $10.03 million from December 31, 2016. We closely monitor our backlog and order activity and continue to adjust our cost structure and expenditures as conditions require. This backlog will be recognized in revenue during the remainder of 2017 and 2018.

The Company continues to review its business and depending on cash needs may raise cash in the form of debt, equity, or a combination of both, subject to lender approval. However, there can be no assurance that additional capital can be obtained or that it can be obtained at terms that are favorable to us and our existing stockholders.

OVERALL RESULTS OF OPERATIONS

The following table represents revenue and income (loss) from consolidated operations and net equity income from foreign joint ventures’ operations, for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$13,268	$8,673	$34,258	$28,415
Cost of sales	12,192	9,124	32,922	27,549
Gross margin	1,076	(451)	1,336	866

Operating expenses:
Research and development	55	145	237	864
Selling and marketing	646	466	1,952	1,759
General and administrative	1,125	1,587	3,116	3,914
Total operating expenses	1,826	2,198	5,305	6,537

Loss from operations	(750)	(2,649)	(3,969)	(5,671)

Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	98	215	284	367
Foreign joint ventures’ operations related expenses	(67)	(53)	(195)	(202)
Net equity income from foreign joint ventures’ operations	31	162	89	165

Loss from operations and net equity loss from foreign joint ventures’ operations	$(719)	$(2,487)	$(3,880)	$(5,506)

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

 The table below shows the reconciliation of net income (loss) attributable to common stockholders to “EBITDA” for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to common stockholders	$(1,129)	$(2,713)	$(4,861)	$(5,621)
Add: Depreciation and amortization	204	216	640	660
Interest expense	282	70	620	173
Provision for (benefit from) income taxes	(11)	59	(83)	50
Dividend on redeemable preferred stock	89	89	267	265
EBITDA	$(565)	$(2,279)	$(3,417)	$(4,473)

Backlog

The order backlog at September 30, 2017  and June 30, 2017 was $23.53 million and $22.67 million, respectively. This backlog will be recognized in revenue during the remainder of 2017 and 2018.

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

	For the Three Months Ended September 30, 2017 and 2016
	(in thousands)
2017	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$12,233	$499	$536	$13,268
Gross Profit	1,121	(22)	(23)	1,076
Gross Profit as % of Revenue	9%	-4%	-4%	8%

2016
Revenue	$3,639	$3,275	$1,759	$8,673
Gross Profit	292	(942)	199	(451)
Gross Profit as % of Revenue	8%	-29%	11%	-5%

	For the Nine Months Ended September 30, 2017 and 2016
	(in thousands)
2017	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$26,663	$4,647	$2,948	$34,258
Gross Profit	1,910	(321)	(253)	1,336
Gross Profit as % of Revenue	7%	-7%	-9%	4%

2016
Revenue	$14,376	$9,184	$4,855	$28,415
Gross Profit	1,080	(735)	521	866
Gross Profit as % of Revenue	8%	-8%	11%	3%

Three Months Ended September 30, 2017 as Compared with the Three Months Ended September 30, 2016

Revenue and Gross Profit

Revenues increased 53%, or $4.60 million, to $13.27 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. This growth was driven by the company’s continued sales progress in penetrating the midstream and downstream oil & gas market and increased orders for the company’s IntelliSafe™ medium voltage arc-resistant switchgear. In the quarter, the company saw a 64% increase in revenues recognized from the previously announced technical products backlog. The Company’s operations in Beaumont were temporarily idled as a result of Hurricane Harvey with an estimated $2.45 million in lost revenue for the quarter.

Gross profit increased 339%, or $1.53 million, to $1.08 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Gross profit as a percentage of revenues increased to 8% in the three months ended September 30, 2017, compared to (5%) in the three months ended September 30, 2016. This increase was primarily attributable to the increased revenue in both our technical products and services businesses in the quarter. The Company’s operations in Beaumont were temporarily idled as a result of Hurricane Harvey with an estimated $0.49 million in reduced gross profit for the quarter.

Research and Development Costs

Research and development costs decreased by 62%, or $0.09 million, to $0.06 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. This reduction is primarily related to the completion of the IntelliSafe™ medium voltage arc resistant switchgear product R&D efforts during 2016.

Selling and Marketing Expenses

Selling and marketing costs increased by 39%, or $0.18 million, to $0.65 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, due to expanded sales and marketing efforts in the oil and gas sector. Selling and marketing expenses, as a percentage of revenues, remained at 5% during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

General and Administrative Expenses

General and administrative expenses decreased by 29%, or $0.46 million, to $1.13 million during the three months ended September 30, 2017, when compared to the three months ended September 30, 2016, primarily due to M&A costs of $0.21 million and higher employee benefits of $0.29 million for the prior period.  General and administrative expenses, as a percentage of revenues, decreased to 8% during the three months ended September 30, 2017, compared to 18% during the three months ended September 30, 2016.

Foreign Joint Venture Equity Income

Net equity from foreign joint venture operations decreased by 81%, or $0.13 million, to $0.03 million during the three months ended September 30, 2017, when compared to the three months ended September 30, 2016. The decrease is primarily due to a decrease in performance by our BOMAY joint venture in China.

Other Income (Expense)

Interest expense and other income (expense) increased $0.25 million to $0.33 million during the three months ended September 30, 2017, when compared to the three months ended September 30, 2016, due to increase interest expense of $0.28 million from new financing in 2017. Interest expense and other income (expense), as a percentage of revenues, decreased to 3% during the three months ended September 30, 2017 compared to 1% during the three months ended September 30, 2016.

Income Tax Provision

The benefit from income taxes for the three months ended September 30, 2017 was $0.01 million which reflects the provision from taxes on our earnings from our foreign joint ventures net of dividends received, calculated using a tax rate of 34%.

Net Income (Loss) Attributable to Common Stockholders

In the three months ended September 30, 2017, we recorded a net loss attributable to common stockholders of ($1.13) million, or ($0.13) of basic earnings per common share, compared to net loss attributable to common stockholders of ($2.71) million or ($0.33) of basic earnings per common share, in the three months ended September 30, 2016. See Note 2, Earnings per Common Share, in the accompanying notes to condensed consolidated financial statements.

Nine Months Ended September 30, 2017 as Compared with the Nine Months Ended September 30, 2016

Revenue and Gross Profit

Revenues increased 21%, or $5.84 million, to $34.26 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. This growth was driven by the company’s continued sales progress in penetrating the midstream and downstream oil & gas market and increased orders for the company’s IntellSafe™ medium voltage arc-resistant switchgear.   The majority of the revenue growth came from backlog booked in the 1st half of 2017.   The Company’s operations in Beaumont were temporarily idled as a result of Hurricane Harvey with an estimated $2.45 million revenue negative impact in the third quarter of 2017.

Gross profit increased 54%, or $0.47 million, to $1.34 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 . Gross profit as a percentage of revenues increased to 4% in the nine months ended September 30, 2017, compared to 3% in the nine months ended September 30, 2016. This increase was primarily attributable to the corresponding increase in revenue for the period. The Company’s operations in Beaumont were temporarily idled as a result of Hurricane Harvey with an estimated $0.49 million in reduced gross profit.

Research and Development Costs

Research and development costs decreased by 73%, or $0.63 million to $0.24 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, This reduction is primarily related to the completion of the IntelliSafe™ medium voltage arc resistant switchgear product R&D efforts during 2016.

Selling and Marketing Expenses

Selling and marketing costs increased by 11%, or $0.20 million to $1.95 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to expanded sales and marketing efforts in the oil and gas sector. Selling and marketing expenses as a percentage of revenues, decreased to 6% during the nine months ended September 30, 2017, compared to 7% during the nine months ended September 30, 2016.

General and Administrative Expenses

General and administrative expenses decreased by 20%, or $0.80 million, to $3.12 million during the nine months ended September 30, 2017, when compared to the nine months ended September 30, 2016, primarily due to the reversal of bad debt reserves previously accrued during the nine months ended September 30, 2017 and M&A costs of $0.21 million and higher employee benefits of $0.29 million for the prior period. General and administrative expenses as a percentage of revenues, decreased to 9% during the nine months ended September 30, 2017, compared to 14% during the nine months ended September 30, 2016.

Foreign Joint Venture Equity Income

Net equity from foreign joint venture operations decreased by 46%, or $0.08 million to $0.09 million during nine months ended September 30, 2017, when compared to the nine months ended September 30, 2016. The decrease is primarily due to a decrease in performance by our BOMAY joint venture in China.

Other Income (Expense)

Interest expense and other income increased $1.00 million to $0.80 million during the nine months ended September 30, 2017, when compared to the nine months ended September 30, 2016, primarily due to the gain on sale of South Coast Electric Systems manufacturing operations and the BP settlement from the 2010 gulf oil spill during 2016. Interest expense increased by $0.62 million from new financing in 2017. Interest expense and other income, as a percentage of revenues, increased to 2% during the nine months ended September 30, 2017 compared to 1% during the nine months ended September 30, 2016.

Income Tax Provision

The benefit from income taxes for the nine months ended September 30, 2017 was $0.08 million which reflects the net benefit from taxes on our earnings from our foreign joint ventures net of dividends received, calculated using a tax rate of 34% and taxes paid on dividends from China.

Net Income (Loss) Attributable to Common Stockholders

In the nine months ended September 30, 2017, we recorded a net loss attributable to common stockholders of ($4.86) million, or ($0.57) of basic earnings per common share, compared to loss of ($5.62) million, or ($0.68) of basic earnings per common share, in the nine months ended September 30, 2016. See Note 2, Earnings per Common Share, in the accompanying notes to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2017	December 31, 2016
	(in thousands except percentages and ratios)
Working capital	$1,892	$3,302
Current ratio	1.1 to 1	1.3 to 1
Debt as a percent of total capitalization	46%	26%

Notes Payable

On March 23, 2017 the Company entered into a $7.00 million Senior Secured Term Note with a third-party lender. The Note is payable in monthly interest only payments in arrears at a fixed rate of 11.5%. Principal of $0.50 million was paid on June 30, 2017 with the balance due March 23, 2021.

 The Company continues to monitor its liquidity position closely and depending on the business needs may raise cash in the form of debt, equity or a combination of both, subject to lender approval. However, there can be no assurance that additional capital can be obtained or that it can be obtained at terms that are favorable to us and our existing stockholders.

Operating Activities

During the nine months ended September 30, 2017, the Company used cash of $2.08 million in operations as compared to using $5.56 million for the same period in 2016. This was primarily the result of the net loss from operations and a net increase in cash generated from advanced payments on two uncompleted projects as of September 30, 2017.

Investing Activities

During the nine months ended September 30, 2017, the Company’s investing activities provided cash of $1.02 million compared to providing $0.33 million for the comparable period in 2016. This was primarily the result of dividends received of $0.78 million from the BOMAY joint venture and $0.46 million from the release of certificates of deposit pledged as collateral on a customer contract.

Financing Activities

During the nine months ended September 30, 2017, the Company’s financing activities provided cash of $0.53 million compared to providing $0.10 million in the comparable period in 2016. The increase is primarily attributable to $0.97 million in net proceeds from the issuance of debt.

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

As of September 30, 2017, we had cash and cash equivalents of $1.10 million and total outstanding debt of $6.37 million. The Company had no availability for additional borrowings under our credit agreements. In the event that the Company fails to meet covenants in the future, the Company may not be able to obtain the necessary waivers or amendments to remain in compliance with the Purchase Agreement and the Purchaser may declare a default and cause all of the Company’s outstanding indebtedness under the Purchase Agreement to become immediately due and payable.

Interest Rate Risk

Our interest rate sensitive items do not subject us to material risk exposures. Our senior secured term Note has a fixed interest rate of 11.50%.

Foreign Currency Transaction Risk

The Company operates a subsidiary in Brazil and maintains equity method investments in its Singapore and Chinese joint ventures, MIEFE and BOMAY, respectively. The functional currencies of the Brazil subsidiary and the joint ventures are the Brazilian Real, Singapore Dollar and the Chinese Yuan, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income, net of tax, in our condensed consolidated balance sheets. In the current nine months, this item increased from $0.00 million at December 31, 2016 to $0.27 million at September 30, 2017 due principally to the strengthening of the Brazilian Real and the Chinese Yuan versus the United States Dollar.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the disclosure controls and procedures were effective as of September 30, 2017.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended September 30, 2017 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our loan agreement prohibits the payment of cash dividends on our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 13, 2017 the Company and its subsidiaries, M&I Electric Industries, Inc. and South Coast Electric Systems, LLC, entered into a Transaction Modification Agreement with HD Special-Situations III, LP (the “Lender”). The Transaction Modification Agreement relates to the term loan which was originally reported in the Company’s Current Report on Form 8-K filed March 27, 2017.

The principal terms of the modification are:

1.  The Senior Secured Term Note was amended and restated to reflect a reduction in the principle amount to $6,500,000 from $7,000,000 reflecting the prior repayment of $500,000 by the Company and a new requirement for monthly principle amortization of $30,000 beginning April 2018.

2.  The financial covenants related to required minimum three month revenues and EBITA, minimum monthly debt service coverage ratios and maximum monthly debt/EBITA ratios were modified as of October 2017.

3.  Current non-compliance with financial covenants were waived.

4.  A five year warrant to purchase 500,000 shares of Company common stock for $2.26 per share, including cashless exercise rights, was issued to the Lender. Certain rights for registration of the shares underlying the warrant were provided to the Lender in a Registration Rights Agreement.

The foregoing descriptions of the Transaction Modification Agreement, Amended and Restated Secured Term Note and Warrant to Purchase Common Stock and Registration Rights Agreement are summaries and are qualified in their entirety by reference to the definitive documents filed as exhibits to this Quarterly Report on Form 10-Q and incorporated herein by this reference.

ITEM 6. EXHIBITS

(a) Index to Exhibits

Exhibit No.	Exhibit Description
10.1	Transaction Modification Agreement dated November 13, 2017 among Registrant, M&I Electric Industries, Inc., South Coast Electric Systems, LLC and HD Special-Situations III, LP.
10.2	Amended and Restated Senior Secured Term Loan dated November 13, 2017 in the amount of $6,500,000 issued to HD Special-Situations III, LP.
10.3	Warrant to Purchase Common Stock dated November 13, issued to HD Special-Situations III, LP.
10.4	Registration Rights Agreement dated November 13, 2017 between Registrant and HD Special-Situations III, LP.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Accounting Officer.

Exhibit No.	Exhibit Description
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2017

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ William B. Brod
William B. Brod
Chief Financial Officer (Principal Financial Officer)