Form 10-K
period 2017-12-31
American Electric Technologies Inc
filed 2018-03-29
CIK 1043186

hl

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,232,519 based on the closing sale price on June 30, 2017 as reported by the NASDAQ Stock Market.

The number of shares of common stock outstanding on March 14, 2018 was 8,745,659.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2018 Annual Meeting of Stockholders to be held June 5, 2018 (Proxy Statement)	Part III

FORWARD-LOOKING STATEMENTS

The Description of Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks, uncertainties and assumptions. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any current or historical fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•	future oil and gas commodity prices;
•	future government regulations, pertaining to the oil and gas industry;
•	the effects of current and future worldwide economic conditions (particularly in developing countries) and demand for oil and natural gas and power system equipment and services;
•	the effects of ongoing and future industry consolidation, including, in particular, the effects of consolidation and vertical integration in the power systems market;
•	future energy industry fundamentals, including future demand for power system equipment and services;
•	future benefits to our customers to be derived from new services and products;
•	future benefits to be derived from our investments in technologies, joint ventures and acquired companies;
•	future growth rates for our services and products;
•	the degree and rate of future market acceptance of our new services and products;
•	expectations regarding end-users purchasing our more technologically-advanced services and products;
•	anticipated timing and success of commercialization and capabilities of services and products under development and related start-up costs associated with their development;
•	future opportunities for new products and projected research and development expenses;
•	future levels of our capital expenditures;
•	debt financial covenants;
•	deferred tax assets;
•	anticipated results with respect to certain estimates we make for financial accounting purposes.
•	future cash needs and future availability to fund our operations and pay our obligations;
•	expected net revenues, income from operations and net income; and
•	expected gross margins for our services and products;

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of M&I Electric Industries, Inc., including its wholly-owned subsidiary, South Coast Electric Systems, LLC (“SCES”) and M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”). The manufacturing operations of SCES were sold on June 24, 2016. AETI has retained the entity along with the existing service organization. We also have an interest in a joint venture which operates in China and an inactive joint venture in Singapore.

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

China. In March 2006, M&I Electric entered into a joint venture agreement with Baoji Oilfield Machinery Co., Ltd., (“BOMCO”), a wholly-owned subsidiary of the China National Petroleum Corporation, and AA Energies, Inc. of Houston, Texas, which markets oilfield equipment, to form BOMAY Electric Industries Co., Ltd. (“BOMAY”), as an equity joint venture limited liability company organized in China. M&I is a 40% interest owner in BOMAY with 51% being owned by BOMCO and the remaining 9% owned by AA Energies, Inc. BOMAY manufactures power and control systems for land drilling rigs. M&I has invested 16 million Yuan (approximately $2 million) in this joint venture in which M&I provides technology and services to BOMAY. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment. No guarantees have been provided by AETI at this time. The joint venture has an initial 12 year term, and will expire in 2018. The term of the joint venture may be extended upon agreement of all parties. In such case, the joint venture shall apply for the extension to the relevant Chinese authority six months before expiry of the venture. In March 2018, an agreement was approved by the BOMAY Board of Directors, extending the joint venture agreement beyond the 2018 expiration date pending approval by the Chinese government.

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

The following is selected financial information of the Company’s investment in foreign joint ventures as of and for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	BOMAY	MIEFE	BOMAY	MIEFE
Investment as of end of year	$10,737	$210	$10,450	$213
Equity income (loss)*	434	-	804	(3)
Distributions received from joint ventures*	780	-	589	-
Foreign currency translation*	633	(3)	(661)	8
AETI sales to joint ventures	12	-	105	2
Accounts receivable due from joint ventures	-	-	36	-
*	Numbers are reflected in the investment balance as of end of year.

During 2017 and 2016, the Company recognized approximately $0.25 million, for employee joint venture related expenses which are included in Foreign Joint Ventures Operation’s Related Expenses in the accompanying consolidated statements of operations.

International Sales

During 2017, approximately 20% of the Company’s consolidated revenue was derived from services provided and systems sold or shipped into international markets. Sales from the United States are generally made in United States Dollars and settled prior to shipment or are collateralized by irrevocable letters of credit. M&I Brazil’s sales are generally made in Brazilian Reals.

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

Manufacturing

Manufacturing processes at our facilities include machining, fabrication, wiring, subassembly, system assembly and final testing. We have invested in automated and semi-automated equipment for the fabrication and machining of parts and assemblies that we incorporate into our products. Our quality assurance program includes quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We perform system design, assembly and testing in-house. The Company’s primary manufacturing facility is located in Beaumont, Texas and is ISO 9001:2015 certified.

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

The principal competitive factors in our markets are product and service quality, reliability, lead time, price, technical expertise and reputation.

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

The Company has multiple competitive advantages for our products:

•	Custom design;
•	Market leading technologies such as our patent-pending IntelliSafe™ medium voltage arc-resistant switchgear and our DrillAssist™ drilling automation and control solutions;
•	Turn-key solutions, including in-house manufacturing of PDC’s;
•	Quick delivery time;
•	Able to use best of breed components and mix and match subsystems from a variety of vendors versus a single supplier solution; and
•	Able to provide integrated solution by self-performing our technical products and electrical & instrumentation construction work.

We have identified our largest competitors, by product line as follows:

•	Power distribution/switchgear systems—Powell Industries, Siemens, Eaton, GE, ABB and Volta.
•	Power conversion/drive systems—Omron/ Schlumberger, National Oilwell Varco (NOV), ABB, and Siemens.

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

We generally include total expected net sales in backlog when a contract for a definitive amount of work is entered into. We generally expect our backlog to become net sales within a year from the signing of a contract. Backlog as of December 31, 2017 and 2016 totaled $18.9 million and $13.5 million, respectively.

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

Research and Development Costs

Total expenditures for research and development were $0.28 million and $0.96 million for the fiscal years ended December 31, 2017 and 2016, respectively. Research and development cost were incurred to develop new products for our energy-related markets including new power distribution, power conversion and automation and control products.

Employees

As of December 31, 2017, we had 246 employees. No employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our common stock and all of the other information in this 2017 Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Our indebtedness contains various covenants that impose restrictions that may affect our ability to operate our business and increase our interest expense.

The Company has an outstanding Senior Secured Term Note (the “Note”) in the amount of $7.00 million as described in Note 8 of the Consolidated Financial Statements included herein. Substantially all of our assets have been pledged as collateral security for the Note. The Note’s governing documents contain various affirmative, negative and financial covenants customary for such financing, including various financial covenants which we must meet on a monthly basis. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations.

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

•	we may incur cash sweeps under our loan agreement in the event of default;
•	our vulnerability to general economic downturns and adverse industry conditions could increase;
•	our flexibility in planning for, or reacting to, changes in our business and in our industry in general could be limited;
•	our amount of debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt;
•	our customers may react adversely to our significant debt level and seek or develop alternative suppliers; and
•

our failure to comply with the restrictive covenants in our debt instruments which, among other things, may limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects, including sale of our assets.

The lack of willingness of our vendors to do business with us or to provide adequate payment terms could negatively impact our liquidity and/or reduce the accessibility of products or services we seek to acquire.

We depend on our vendors to provide us with credit terms on our purchases of materials and services. Our vendors could seek to limit the availability of vendor credit to us or modify terms under which they sell to us, or both, thereby adversely impacting our liquidity. As of the date of this report, we have not experienced any significant disruption in our access to materials, services or our operations; however, there can be no assurance that one or more of our vendors may not slow or cease shipments or require or condition the sale or shipment of materials on new payment terms or other assurances. Such circumstances could have a negative effect on our business, financial condition and results of operations.

Certain factors, including changes in market conditions and our credit ratings, may limit our access to capital markets and other financing sources and materially increase our borrowing costs.

In addition to credit terms from vendors, our liquidity needs are funded by our operating cash flows, borrowings under our credit agreements, asset sales and access to capital markets. The availability of financing depends on several factors including economic and market conditions, our operating performance, our credit ratings, and lenders' assessments of our business and our industry in general. Changes in these factors may affect our liquidity, cost of financing and our ability to access financing sources. There can be no assurance that our ability to otherwise access the credit markets will not be adversely affected by changes in the financial markets and the global economy.

We cannot predict whether our plans to enhance our financial flexibility and liquidity to fund our operations will be successful.

We continue to pursue our business growth plans and potential initiatives to enhance our financial flexibility and liquidity. We have experienced significant losses and incurred negative operating cash flows for the past several years, and accordingly we have taken a number of actions to fund our operations and meet our obligations, including the amendment and extension of our loan agreements. We also expect to pursue other near-term actions to support liquidity as further described under Uses and Sources of Liquidity. However, if we continue to incur losses, additional actions may be required to further enhance our liquidity and financial flexibility. The achievement of our initiatives is subject to risks and uncertainties in relation to market conditions and other factors that may cause our actual performance and results to differ materially from our plans. We cannot assure that cash flows and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. We may need to consider actions to improve our cash position, mitigate any potential liquidity shortfall, pursue additional sources of liquidity, and reduce costs. There can be no assurance that such actions would be successful and we cannot predict the outcome of any actions to generate liquidity, whether such actions would generate the expected liquidity as currently planned, or the availability of additional debt financing. The specific actions taken, the timing, and the overall amount will depend on a variety of factors, including market conditions, interest in specific assets, valuations of those assets and the underlying operating performance. If we continue to incur operating losses and/or we are not able to generate additional liquidity, the company could be negatively impacted in relation to access to materials or services that are important to the operation of our business.

Our sales may fluctuate for a variety of reasons, which could adversely affect our results of operations.

Our business is sensitive to customers' spending patterns, which in turn are subject to prevailing economic conditions. Our sales and results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our sales and financial performance, including: actions by our competitors; changes in our product strategy and mix; and impacts due to extreme weather events.

Accordingly, our results for any one quarter are not necessarily indicative of the results to be expected for any other quarter and comparable sales for any particular future period may increase or decrease.

Our failure to comply with federal, state, local and international laws, or changes in these laws could adversely affect our results of operations.

Our business is subject to a wide array of laws and regulations. If we fail to comply with applicable laws and regulations, we could be subject to legal risk and government enforcement action that could increase our cost of doing business. Changes in the regulatory environment regarding topics such as product safety and environmental protection could also cause our compliance costs to increase and adversely affect our results of operations. Our performance could also be impacted by trade policies and agreements, changes in legislation, energy and environmental standards, and tax laws and regulations. Additionally, future legislation or regulations, including environmental matters, product certification, product liability, tariffs, and other matters, may impact our results of operations and liquidity.

Customers in the oil and gas industry account for a significant portion of our sales. Reduced expenditures by customers in this industry are likely to reduce demand for our products and services.

Customers related to the upstream, midstream and downstream oil and gas industry accounted for approximately 78% and 47% of our net sales in 2017 and 2016, respectively. The Company has invested in R&D/products, plant expansion and personnel (sales, project management, PDC team) over the past several years to pursue the midstream (pipeline, fractionation, etc) and downstream (oil and gas refining, etc) markets and reduce our reliance on upstream oil & gas (land and offshore drilling). Our business is still sensitive to cyclical commodity oil and natural gas prices that impact product demand and prices.

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

Inability to obtain performance bonding could prevent us from bidding on certain projects

A portion of the Company’s growth is focused on power generation projects and the EPC firms building them. Those bids typically require a form of surety which could be a letter of credit or a performance bond. Inability to obtain adequate bonding capacity could hinder our growth in this market.

We may not be able to fully realize the net sales value reported in our backlog.

Orders included in our backlog are represented by customer purchase orders and contracts. Backlog develops as a result of new business which represents the net sales value of new project commitments received by us during a given period. Backlog consists of projects which have either (1) not yet been started or (2) are in progress and are not yet complete. In the latter case, the net sales value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, projects that were recorded as new business are cancelled or delayed. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total net sales included in our backlog. In addition to being unable to recover certain direct costs, we may also incur additional costs resulting from underutilized assets if projects are cancelled.

We rely on a few key employees whose absence or loss could disrupt our operations or be adverse to our business.

Our continued success is dependent on the continuity of several key management, operating and technical personnel. The loss of these key employees could have a negative impact on our future growth and profitability.

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

We manufacture products and operate in the United Sates and Brazil.  Operations in the United States have been disrupted in the past due to hurricanes and significant weather conditions and similar events in areas where our facilities are located could negatively affect the Company. Extreme weather conditions could also result in disruption or delay of customer projects and production and delivery of materials and products in our supply chain. In addition, natural disasters such as hurricanes, tornadoes, or a combination of these or other factors could damage or destroy our facilities negatively affecting our business and results of operations as well as causing us to incur significant expenses to repair or replace such facilities. We carry insurance to minimize our risk of loss; however, actual losses may exceed insurance limits. Additionally, the costs associated with a slowdown of operations caused by a disruption in the supply chain may not be covered.

We generate a significant portion of our net sales from international operations and are subject to the risks of doing business outside of the United States.

Approximately 20% of our net sales in 2017 were generated from projects and business operations outside of the United States, primarily provided to the oil and gas drilling and marine industries in the following countries: Mexico, Canada, United Arab Emirates, Singapore and Brazil. This percentage was approximately 13% in 2016. The oil and gas industry operates in both remote and potentially politically unstable locations, and numerous risks and uncertainties affect our non-United States operations. These risks and uncertainties include changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as United States laws affecting activities of United States companies abroad, including tax laws and enforcement of contract and intellectual property rights. In addition, the costs of providing our services can be adversely and/or unexpectedly impacted by the remoteness of the locations and other logistical factors.

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

Our stock price has been and may continue to be volatile.

The market price of our common stock has fluctuated substantially and may continue to do so. Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts' expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially.

Joint Venture limited life risk.

The joint venture, BOMAY, was formed in 2006 in China. It was formed with a term of 12 years. The joint venture may be terminated earlier for valid business reasons including Force Majeure. In the event the joint venture is to be terminated, either party may acquire the other parties’ interests and continue the operations of the joint venture. Additionally, the term of the joint venture may be extended upon agreement of all parties. In such case, the joint venture shall apply for the extension to the relevant Chinese authority six months before expiry of the venture. In March 2018, an agreement was approved by the BOMAY Board of Directors, extending the joint venture agreement beyond the 2018 expiration date pending approval by the Chinese government.

Risk related to our Chinese Joint Venture.

We maintain a significant investment in a joint venture with a Chinese energy company. We may encounter risks pertaining to a weakening Chinese economic environment. We may encounter unforeseen or unexpected operating, financial, political or cultural factors that could impact its business plans and the expected profitability from such investment. We will face risks if China loses normal trade relations with the United States and it may be adversely affected by the diplomatic and political relationships between the United States and China. We may also face additional risk with respect to the protection of our intellectual property in China. Changes in China’s political and economic policies could adversely affect our investment and business opportunities in China.

Risk from Restricted U.S. Government Access to Audit Documents in China.

The audit of BOMAY for the fiscal years ended December 31, 2017 and 2016 was conducted in China by a Chinese audit firm not registered with the Public Company Accounting Oversight Board (“PCAOB”) under the direction of the Company’s independent auditor.  The Company’s independent auditor has directed additional procedures to comply with auditing standards prescribed by the PCAOB.

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

Joint Venture Centralized Government Risks.

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

Market Risk.

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

Foreign Currency Transaction Risk.

The Company operates a subsidiary in Brazil and maintains equity method investments in its Chinese and Singapore joint ventures, BOMAY and MIEFE. The functional currencies of the Brazilian subsidiary and the joint ventures are the Brazilian Real,

Chinese Yuan and Singapore Dollar, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in our consolidated balance sheets. There was no translation adjustment at December 31, 2016 and $0.40 million at December 31, 2017 due principally to the strengthening of the Chinese Yuan versus the United States Dollar.

Other than the aforementioned items, we do not believe we are exposed to significant foreign currency exchange risk because most of our net sales and purchases are denominated in United States Dollars.

Commodity Price Risk.

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

Interest Rate Risk.

Our interest rate sensitive items do not subject us to material risk exposures. Our senior secured term Note has a fixed interest rate of 11.50%.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table describes the material facilities of AETI and its subsidiaries, including foreign joint ventures, as of December 31, 2017:

Location	General Description	Approximate Acres	Approximate Square Feet of Building	Owned/Leased
Houston, Texas	Company and M&I headquarters, engineering, administration, E&I services	0.1	13,000	Leased
Beaumont, Texas	Manufacturing, engineering, E&I services, administration and storage	9.0	118,000	Owned
Houma, Louisiana	M&I Electric services location	0.1	4,125	Leased
Brazil - Macaé	M&I Brazil offices and shop services	1.0	14,284	Leased
Rio	M&I Brazil offices and shop services	0.1	6,458	Leased
Belo Horizonte	M&I Brazil offices	0.1	4,306	Leased
Foreign joint ventures’ operations:
Xian, Shaanxi, China	BOMAY Electric Industries offices and manufacturing	4.1	100,000 80,000	Owned Leased

ITEM 3.	LEGAL PROCEEDINGS.

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

The following table sets forth quotations for the high and low sales prices for the Company’s common stock, as reported by NASDAQ, for the periods indicated below:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	High	Low	High	Low
First Quarter	$2.40	$1.55	$4.41	$1.81
Second Quarter	2.80	1.30	2.85	1.76
Third Quarter	2.15	1.40	5.15	2.21
Fourth Quarter	2.25	1.30	2.70	1.50

As of March 16, 2017, there were 44 shareholders of record of our common stock.

The Company did not declare or pay cash dividends on common shares in either fiscal year 2017 or 2016. Dividends were paid on our Series A Convertible Preferred Stock. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operations of its business. Our loan agreement prohibits the payment of cash dividends on our common stock and preferred stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about outstanding equity plans as of December 31, 2017. The 2007 Employee Stock Incentive Plan, as amended, has been approved to issue up to 1,700,000 shares of the Company’s common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding rights (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3) (a)
Equity compensation plans approved by security holders	165,120	$—	377,018
Equity compensation plans not approved by security holders	—	—	—
Total	165,120	$—	377,018

(1) Includes shares of common stock issuable upon vesting of outstanding restricted stock units (RSUs).

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which convert to common stock on a one-to-one basis. No options were outstanding.
(3)	Consists of the shares available for future issuance under 2007 Employee Stock Incentive Plan for services by eligible employees, board members, independent contractors and consultants.
(a)	See Note 10 to the consolidated financial statements included in this 10-K for the year ended December 31, 2017 for further information.

ITEM 6.	SELECTED FINANCIAL DATA

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

CONTINUING OPERATIONS

	2017	2016	2015	2014	2013
Net sales	$47,130	$37,812	$49,083	$57,254	$59,239
Net income (loss) before dividends on redeemable preferred stock	$(2,228)	$(7,060)	$(2,593)	$(4,727)	$5,263
Earnings (loss) per common share:
Basic	$(0.30)	$(0.89)	$(0.36)	$(0.29)	$0.62
Diluted	$(0.30)	$(0.89)	$(0.36)	$(0.29)	$0.56
Cash dividends declared per common share	$-	$-	$-	$-	$-
Shares used in computing earnings (loss) per common share:
Basic	8,525,645	8,305,764	8,241,585	8,182,034	7,990,690
Diluted	8,525,645	8,305,764	8,241,585	8,182,034	9,472,506
Cash and cash equivalents	$2,289	$1,618	$7,989	$3,550	$4,148
Total assets	35,921	35,384	38,586	43,254	45,836
Long-term debt (including current maturities)	5,794	4,200	4,500	4000	500
Total liabilities	21,400	19,883	15,924	17,701	15,565
Redeemable preferred stock (net of discount)	4,438	4,383	4,329	4,281	4,236
Total stockholders’ equity	10,083	11,118	18,333	21,272	26,035

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of  M&I Electric Industries, Inc., its wholly-owned subsidiary, South Coast Electric Systems, LLC and M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”). Our foreign joint ventures are accounted for by the equity method.

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

	For the Twelve Months Ended December 31, 2017 and 2016
	(in thousands)
		Power Generation	Marine & Other
2017	Oil & Gas	& Distribution	Industrial	Total
Net sales	$36,886	$5,557	$4,687	$47,130
Gross profit (loss)	2,544	(246)	130	2,428
Gross profit (loss) as % of revenue	7%	-4%	3%	5%
		Power Generation	Marine & Other
2016	Oil & Gas	& Distribution	Industrial	Total
Net sales	$17,783	$12,225	$7,804	$37,812
Gross profit (loss)	1,324	(804)	496	1,016
Gross profit (loss) as % of revenue	7%	-7%	6%	3%

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

EBITDA

Definition of EBITDA

We define EBITDA as follows:

Net income (loss) before:

•	interest expense
•	provision (benefit) for income taxes;
•	depreciation and amortization;
•	dividends on redeemable preferred stock; and
•	discontinued operations

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

The table below shows the reconciliation of net loss attributable to common stockholders to EBITDA for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Years Ending December 31,
	2017	2016
Net loss attributable to common stockholders	$(2,584)	$(7,413)
Add: Depreciation and amortization	841	877
Interest expense	871	251
(Benefit) provision for income taxes	(2,955)	44
Dividend on redeemable preferred stock	356	353
EBITDA	$(3,471)	$(5,888)

Backlog

Backlog is another non-U.S.GAAP indicator management uses to measure the level of outstanding orders.

The order backlog at December 31, 2017 and December 31, 2016 was $18.88 million and $13.50 million, respectively.

Foreign Joint Ventures:

Summary financial information of BOMAY and MIEFE in U.S. dollars was as follows at December 31, 2017 and 2016 (in thousands):

	BOMAY		MIEFE
	2017	2016	2017	2016
Assets:
Total current assets	$50,000	$47,700	$121	$425
Total non-current assets	3,457	3,589	15	17
Total assets	$53,457	$51,289	$136	$442
Liabilities and equity:
Total liabilities	$25,598	$24,196	$198	$551
Total joint ventures’ equity	27,859	27,093	(62)	(109)
Total liabilities and equity	$53,457	$51,289	$136	$442

	Twelve Months Ended December 31,
	BOMAY		MIEFE
	2017	2016	2017	2016

Revenue	$26,168	$33,468	$89	$1,167
Gross Profit	$5,654	$6,687	$23	$481
Earnings	$1,084	$2,010	$55	$(631)

The Company’s investments in and advances to its foreign joint ventures’ operations were as follows as of December 31, 2017 and 2016:

	2017			2016
	BOMAY*	MIEFE	TOTAL	BOMAY*	MIEFE	TOTAL
	(in thousands)			(in thousands)
Investments in foreign joint ventures:
Balance, beginning of year	$2,033	$14	$2,047	$2,033	$14	$2,047
Additional amounts invested and advanced	-	-	-	-	-	-
Balance, end of year	2,033	14	2,047	2,033	14	2,047
Undistributed earnings:
Balance, beginning of year	8,313	(14)	8,299	8,098	(11)	8,087
Equity in earnings (loss)	434	-	434	804	(3)	801
Dividend distributions	(780)	-	(780)	(589)	-	(589)
Balance, end of year	7,967	(14)	7,953	8,313	(14)	8,299
Foreign currency translation:
Balance, beginning of year	104	213	317	765	205	970
Change, during the year	633	(3)	630	(661)	8	(653)
Balance, end of year	737	210	947	104	213	317
Investments, end of year	$10,737	$210	$10,947	$10,450	$213	$10,663

*

Accumulated statutory reserves in equity method investments of $2.81 million and $2.89 million at December 31, 2017 and 2016, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

The equity income for the Company’s interest in the two joint ventures for 2017 and 2016 was: BOMAY $0.43 million vs. $0.80 million and MIEFE $0.22 million vs. ($0.27) million. In November 2017, the Company executed a letter of intent to divest of its ownership interest in MIEFE. As a result, the investment in MIEFE was written down to zero excluding foreign currency translation of $0.21 million which will be adjusted upon the completion of the disposal.

Historically, the operating results of BOMAY have appeared almost seasonal as budgets were established for new years in March and the company worked to complete production to meet targets. Most of BOMAY’s production is for BOMCO for the Chinese National Petroleum Corporation, (“CNPC”), for land drilling in China and in other international markets where BOMCO or CNPC have relationships.

At December 31, 2017, there were inventories and work in progress at BOMAY of approximately $17.88 million compared to approximately $22.22 million at December 31, 2016. We expect much of this will be invoiced in 2018 after new budgets are established and products accepted. Additionally, new international orders will be completed and recognized. BOMAY has addressed the recent downturn in the Chinese market with reduced staff and other cost cutting measures.

Results of Operations

The table below summarizes our consolidated net sales and profitability for the years ended December 31, 2017 and 2016 (dollars in thousands):

OPERATIONS

	2017	2016
Net sales	$47,130	$37,812
Gross profit	2,428	1,016
Gross profit %	5%	3%
Research and development expenses	(280)	(962)
Selling and marketing expenses	(2,465)	(2,181)
General and administrative expenses	(4,194)	(5,242)
Loss from operations	(4,511)	(7,369)
Equity income from foreign joint ventures’ operations	656	529
Foreign joint ventures’ operations related expenses	(250)	(245)
Net equity income from foreign joint ventures’ operations	406	284
Loss from operations and net equity income from foreign joint ventures’ operations	(4,105)	(7,085)
Other income (expense), net	(1,078)	69
Loss before income taxes	(5,183)	(7,016)
Provision for (benefit from) income taxes	(2,955)	44
Net loss before dividends on redeemable convertible preferred stock	(2,228)	(7,060)
Dividends on redeemable preferred stock	(356)	(353)
Net loss attributable to common stockholders	$(2,584)	$(7,413)

Year ended December 31, 2017 compared to year ended December 31, 2016

Revenue and Gross Profit

Revenue increased 25%, or $9.32 million, to $46.13 million for the year ended December 31, 2017, compared to the year ended December 31, 2016. This growth was driven by the Company’s continued sales progress in penetrating the midstream and downstream oil and gas market and increased orders for the Company’s IntellSafe™ medium voltage arc-resistant switchgear. The Company’s operations in Beaumont were temporarily idled as a result of Hurricane Harvey with an estimated $2.45 million revenue negative impact in the third quarter of 2017.

Gross profit increased 139%, or $1.41 million, to $2.43 million for the year ended December 31, 2017, compared to the year ended December 31, 2016. Gross profit as a percentage of revenues increased to 5% for the year ended December 31, 2017, compared to 3% for the year ended December 31, 2016. This increase was primarily attributable to the corresponding increase in revenue for the period. The Company’s operations in Beaumont were temporarily idled as a result of Hurricane Harvey, which negatively impacted revenues by an estimated $0.49 million in reduced gross profit.

Research and Development costs

Research and development costs decreased 71%, or $0.68 million, to $0.28 million for the year ended December 31, 2017, compared to the year ended December 31, 2016. This reduction is primarily related to the completion of the IntelliSafe™ medium voltage arc resistant switchgear product R&D efforts during 2016.

Selling and Marketing expenses

Selling and marketing expenses increased 13%, or $0.29 million, to $2.47 million for the year ended December 31, 2017, compared to the year ended December 31, 2016, due to expanded sales and marketing efforts in the oil and gas sector. Selling and marketing expenses, as a percentage of revenues, decreased approximately 1% to 5% for the year ended December 31, 2017, compared to the year ended December 31, 2016.

General and Administrative Expenses

General and administrative expenses decreased by 20%, or $1.05 million, to $4.19 million for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the reversal of bad debt reserves of $0.19 million previously accrued and M&A costs of $0.21 million and higher employee benefits of $0.29 million for the prior period. General and administrative expenses, as a percentage of revenues, decreased approximately 5% to 9% for the year ended December 31, 2017, compared to the year ended December 31, 2016.

Foreign Joint Venture Equity

Net equity income from foreign joint ventures increased 42%, or $0.13 million, to $0.41 million for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the recording of $0.27 million of accrued losses in excess of the Company’s investment in MIEFE in 2016 and subsequent reversal of $0.22 million in 2017.

Other Income (Expense), Net

Other expense increased $1.15 million to $1.08 million for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the gains from the sale of South Coast Electric Systems manufacturing operations and the BP settlement from the 2010 gulf oil spill during 2016 which was not present in 2017. Interest expense also increased by $0.62 million from new financing in 2017. Interest expense and other income, as a percentage of revenues, increased to (2.29%) for the year ended December 31, 2017, compared to (0.18%) for the year ended December 31, 2016.

Income Tax Provisions

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, we have not completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on existing deferred tax liability balances. These amounts are provisional and subject to change. The most significant impact of the legislation for the Company was a $2.87 million reduction of the value of net deferred tax liability as a result of the one-time transition tax on the cumulative value of earnings and profits that were previously not repatriated for U.S. income tax purposes, net of net operating loss carryforward. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

The benefit from for income taxes for 2017 was $2.96 million compared to a provision for income taxes of $0.04 million in 2016. These amounts reflect the revaluation of the Company’s deferred tax liability using the enacted rate of 21%, as well as the one time transition tax. See Note 7 Income Taxes to the Consolidated Financial Statements included in this report for further details.  The 2017 and 2016 tax accruals represent U.S. taxes on the foreign joint ventures equity income less dividends and proceeds received.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2017	December 31, 2016
	(in thousands except percentages and ratios)
Working capital	$1,032	$3,302
Current ratio	1.1 to 1	1.3 to 1
Total Debt	$6,148	$5,700
Debt as a percent of total capitalization	38%	34%
Consolidated net worth	$14,521	$15,501

*	“Consolidated Net Worth” represents the Company’s consolidated total assets less consolidated total liabilities.

AETI’s long-term debt as of December 31, 2017 was $5.52 million on which payments were current.

See Note 8 Notes Payable to the Consolidated Financial Statements included in this report for discussion of recent financial activity.

Notes Payable

On March 23, 2017 the Company entered into a $7.00 million Senior Secured Term Note with a third-party lender. The Note is payable in monthly interest only payments in arrears at a fixed rate of 11.50%. Principal of $0.50 million was paid on June 30, 2017. The Note was amended November 13, 2017 requiring minimum principal reductions of $30,000 per month beginning in April 2018 and with the remaining balance due March 23, 2021.

The Company continues to monitor its liquidity position closely and depending on the business needs may raise cash in the form of debt, equity or a combination of both, subject to lender approval. However, there can be no assurance that additional capital can be obtained or that it can be obtained at terms that are favorable to us and our existing stockholders.

Uses and Sources of Liquidity

Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment. We have incurred losses and experienced negative operating cash flows for the past several years, and accordingly, the Company has taken a number of actions to continue to support its operations and meet its obligations.

During 2016, we undertook actions to monetize the value of certain of our assets which included disposition of the manufacturing facility and related assets in Bay St. Louis Mississippi.

During 2017, the Company refinanced its outstanding loans which at that time provided approximately $1.0 million of working capital. In addition, the Board of Directors of the Company created a special committee to address strategic initiatives that include addressing liquidity.

We acknowledge that we continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses, we reported a loss in 2017 and were required to fund cash used in operating activities with cash from investing and financing activities. Going forward, we expect to generate additional liquidity from strategic initiatives including monetization of assets and additional debt and equity financing actions. We expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs. We also continue to explore ways to unlock value across a range of assets, including exploring ways to maximize the value of our manufacturing facility in Beaumont, Texas. We expect to continue to optimize both international and domestic operations including expansion of our service business in Brazil and diversification of our joint venture operations in China.

Our historical operating results indicate substantial doubt exists related to the Company's ability to continue as a going concern. However, we believe it is probable that the actions discussed above will occur and mitigate the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. In addition, the current Senior Secured Note and Redeemable Preferred Stock both contain certain limitations on our ability to sell assets, which could impact our ability to complete asset sale transactions or our ability to use proceeds from those transactions to fund our operations. Therefore, any planned actions must take into account the ability to transact within any applicable restrictions under these agreements. If we continue to experience operating losses, and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, we may not be able to access additional liquidity and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to materials or services that are important to the operation of our business.

Operating Activities

During the twelve months ended December 31, 2017, the Company’s operating activities used cash of $0.68 million as compared to using $6.60 million during 2016. This was primarily the result of the net loss from operations and the timing of our billings on long-term contracts.

Investing Activities

During the twelve months ended December 31, 2017, the Company’s investing activities provided $0.83 million in cash as compared to providing $0.17 million for the comparable period in 2016. This was primarily the result of dividends received of $0.78 million from the BOMAY joint venture and $0.46 million from the release of certificates of deposit pledged as collateral on a customer contract.

Financing Activities

During the twelve months ended December 31, 2017, the Company’s financing activities provided $0.53 million in cash as compared to providing $0.03 million in the comparable period in 2016. The increase is primarily attributable to $0.97 million in net proceeds from the issuance of debt.

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

Operating Lease Commitments

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017:

Year Ending December 31,	Amount
(In thousands)
2018	$657
2019	489
2020	285
2021	260
2022	240
$1,931

Contractual Obligations

Payments due under contractual obligations other than leases at December 31, 2017 are as follows:

	Within 1 Year	2 - 3 years	4 - 5 years	More Than 5 Years	Total
	(in thousands)
Long-term debt payment obligations	$270	$720	$5,510	$-	$6,500
Interest on long-term debt	737	1,353	158	-	2,248
Total	$1,007	$2,073	$5,668	$-	$8,748

Interest is estimated based on the current rate of approximately 11.50%.

Outlook for Fiscal 2018

Although the global energy market experienced a significant decline in 2015 and 2016 due to reduced oil prices, 2017 saw the beginnings of a market recovery that the Company believes has the potential to continue in 2018.

First, the Company believes the availability of low cost natural gas in the United States is a big growth driver.  Low cost natural gas also creates significant opportunities in the midstream and downstream oil and gas market, where the Company’s turnkey power delivery solutions are specifically designed for the pipelines, gas processing plants, storage terminals, petrochemical and export terminal markets.  In addition, environmental and political pressure on utilities to move away from coal-fired power generation plants to natural gas based power plants will continue, enabling a strong market opportunity for new power plant projects for the Company. The Company is very well positioned to take advantage of the growth of the distributed power generation portion of the power generation market which leverages low cost natural gas for power generation in the 1-10MW project size range.

Second, the Company sees continuing growth opportunities for its IntelliSafe™ medium voltage arc-resistant switchgear. Designed for the downstream oil and gas and the power generation and distribution sectors, IntelliSafe enables the Company to differentiate on safety and reliability for customer projects.

The Company believes that the recent oil price stability creates opportunities for the company to grow its domestic upstream oil and gas business (including land and offshore drilling) for both technical products and services in 2018.

Internationally, the Company is forecasting our global energy markets in China and Brazil will remain flat at 2017 levels into 2018.

Although there is still uncertainty in the Brazil market and our expectation of flat operating results due to the political and economic challenges facing Brazil continue to exist, however, the oil price stability, coupled with a rebound in investments in some of the key Brazilian industrial markets could result in growth opportunities for the company’s M&I Electric Brazil subsidiary.

The company’s Joint Venture in China, BOMAY, is also forecasting a flat market for 2018. There does seem to be increased opportunities in China as the Chinese government is trying to move away from coal-fired power generation to natural gas which would increase Chinese shale drilling opportunities in 2018 and beyond.

The Company ended the year with a backlog of $18.80 million, which is a decrease of approximately $4.76 million from the end of the third quarter and an increase of $5.38 million from December 31, 2016. We closely monitor our backlog and order activity and continue to adjust our cost structure and expenditures as conditions require. This backlog is expected to be recognized in revenue during the remainder of 2018 and 2019.

The Company continues to review its business and depending on cash needs may raise cash in the form of debt, equity, or a combination of both, subject to availability and lender approval. However, there can be no assurance that additional capital can be obtained or that it can be obtained at terms that are favorable to us and our existing stockholders.

Effects of Inflation

We experienced minimal increases in our material prices in 2017. The Company has been generally successful in recovering these increases from its customers in the form of increased prices. Future inflationary pressures will likely be largely dependent on the worldwide demand for these basic materials which cannot be predicted at this time.

Commitments and Contingencies

The Company maintains a group medical and hospitalization minimum premium insurance program. For the policy year ended August 2017 and the subsequent policy year, the Company is liable for all claims each year up to $70,000 per insured, or $1.7 million in the aggregate. An outside insurance company insures any claims in excess of these amounts. The Company’s annual expense for this minimum premium insurance program totaled $0.91 million and $1.07 million during the years ended December 31, 2017 and 2016, respectively. Insurance reserves included in accrued payroll and benefits in the accompanying consolidated balance sheets were approximately $0.13 million and $0.02 million at December 31, 2017 and 2016, respectively.

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

Federal Income Taxes – The liability method is used in accounting for federal income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the Company’s tax returns. As of December 31, 2017 and 2016, management believed there was uncertainty regarding the future realizability of deferred tax assets and a valuation allowance was established for the entire deferred tax asset balance.

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

During 2017, the Company's business operations in Houston and Beaumont Texas were adversely impacted by Hurricane Harvey. Although the company’s facilities did not sustain any damage, operations were temporarily idled, delaying the schedules of customer projects resulting in a $2.5 million negative revenue impact. The Company maintains business interruption insurance and has filed a business interruption claim. We subsequently received proceeds of $0.12 million in January, 2018 and it is anticipated that any additional proceeds resulting from this business interruption claim would be recorded no earlier than Q2 2018.

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

Carrying Value of Joint Venture Investments – The Company evaluates the carrying value of equity method investments as to whether an impairment adjustment may be necessary. In making this evaluation, a variety of quantitative and qualitative factors are considered including international, national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on the most recent review at December 31, 2017 and December 31, 2016, management believes the carrying value of investments in foreign joint ventures is recoverable.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017). The Company adopted ASU 2014-09, effective January 1, 2018, using the modified retrospective method. The adoption of the standard will not have a material impact on the Company’s revenue recognition policies, other than enhanced disclosures related to the disaggregation of revenues from contracts with customers, the Company’s performance obligations and any significant judgments.

In August 2014, the FASB issued an accounting standards update which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. This update was effective beginning with the Company's annual period ended December 31, 2016. The Company's assessment of our ability to continue as a going concern is further discussed in the "Uses and Sources of Liquidity" paragraph above. The adoption of the new standard did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to  recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases expiring before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently reviewing the Company’s various leases to identify those affected by ASU No. 2016-02.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify two aspects of Topic 606: (i) identifying performance obligations; and (ii) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for ASU No. 2016-10 are the same as the effective date and transition requirements for ASU No. 2014-09. This standard was adopted effective January 1, 2018, see ASU No. 2014-09 above for additional information.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12 provides narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. The amendment also provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers and are expected to reduce the judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU No. 2016-12 are the same as the effective date and transition requirements for ASU No. 2014-09. This standard was adopted effective January 1, 2018, see ASU No. 2014-09 above for additional information.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. Management does not expect the adoption of ASU No. 2016-15 to have a significant impact on the Company’s consolidated financial position, results of operations and disclosures because it only affects presentation of specific items within the cash flow statement.

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

Market Risk

The markets in which we participate are capital intensive and cyclical in nature. The volatility in customer demand is greatly driven by the change in the price of oil and gas. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Coordination of project start dates is matched to the customer requirements and projects may take a number of months to complete; schedules also may change during the course of any particular project. For more information please see Outlook for Fiscal 2018, contained within Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations.

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

As of December 31, 2017, we had cash and cash equivalents of $2.29 million and total outstanding debt of $6.15 million. The Company had no availability for additional borrowings under our credit agreement. In the event that the Company fails to meet covenants in the future, the Company may not be able to obtain the necessary waivers or amendments to remain in compliance with the Note Purchase Agreement and the Purchaser may declare a default and cause all of the Company’s outstanding indebtedness under the Note Purchase Agreement to become immediately due and payable.

Interest Rates

Our interest rate sensitive items do not subject us to material risk exposures. Our Loan closed on March 23, 2017 has a fixed interest rate of 11.5%, with monthly interest only payments of $0.07 million.

Foreign Currency Transaction Risk

AETI operates a subsidiary in Brazil and maintains equity method investments in its Singapore and Chinese joint ventures, MIEFE and BOMAY, respectively. The functional currencies of the Brazilian subsidiary and the joint ventures are the Brazilian Real, Singapore Dollar and Chinese Yuan, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income, net of taxes, in our consolidated balance sheets. This item increased from $0.00 million at December 31, 2016 to $0.26 million at December 31, 2017 due principally to the strengthening of the Chinese Yuan against the United States Dollar.

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

Disclosure controls and procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2017. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2017 based on these criteria. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information required by this Item is incorporated by reference to the information contained in the Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed within 120 days after our December 31, 2017 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The additional information required by this Item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the “Director Independence” and “Certain Relationships and Related Transactions” sections of our Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders.

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

ITEM 16.  FORM 10-K SUMMARY

None

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 12, 2008)
3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed April 30, 2012. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 4, 2012)
3.3	Articles of Amendment to Registrant’s Articles of Incorporation filed August 25, 2017. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed August 14, 2017)
3.4	Amended and Restated Bylaws of the Registrant. (Incorporated by Reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed February 9, 2009)
4.1	Warrant to purchase 125,000 shares of Registrant’s common stock dated May 2, 2012. (Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report of Form 10-Q filed on August 14, 2012)
4.2	Warrant to purchase 200,000 shares of Registrant’s common stock dated May 2, 2012. (Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report of Form 10-Q filed on August 14, 2012)
4.3

Investors Rights Agreement between Registrant and JCH Crenshaw Holdings, LLC dated May 2, 2012. (Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report of Form 10-Q filed on August 14, 2012)

4.4

Registration Rights Agreement between Registrant and JCH Crenshaw Holdings, LLC dated May 2, 2012. (Incorporated by reference to Exhibit 4.4 to Registrant’s Quarterly Report of Form 10-Q filed on August 14, 2012)

4.5

Warrant to Purchase Common Stock dated November 13, issued to HD Special-Situations III, LP. (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report of Form 10-Q filed on November 14, 2017)

4.6

Registration Rights Agreement dated November 13, 2017 between Registrant and HD Special-Situations III, LP. (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report of Form 10-Q filed on November 14, 2017)

10.1

Note Purchase Agreement dated March 23, 2017 by and among the Company and its subsidiaries,   M&I Electric Industries, Inc. and South Coast Electric Systems, LLC and HD Special-Situations III, L.P. (Incorporated by Reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 27, 2017)

10.2

Transaction Modification Agreement dated November 13, 2017 among Registrant, M&I Electric Industries, Inc., South Coast Electric Systems, LLC and HD Special-Situations III, LP. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report of Form 10-Q filed on November 14, 2017)

10.3

Senior Secured Term Note dated March 23, 2017 issued by the Company and its subsidiaries, M&I Electric Industries, Inc. and South Coast Electric Systems, LLC. (Incorporated by Reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 27, 2017)

10.4

Amended and Restated Senior Secured Term Loan dated November 13, 2017 in the amount of $6,500,000 issued to HD Special-Situations III, LP. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report of Form 10-Q filed on November 14, 2017)

10.5	Security Agreement of the Company dated March 23, 2017. (Incorporated by Reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed March 27, 2017)
10.6	Security Agreement of M&I Electric Industries, Inc. dated March 23, 2017. (Incorporated by Reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed March 27, 2017)
10.7	Security Agreement of South Coast Electric Systems, LLC dated March 23, 2017. (Incorporated by Reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed March 27, 2017)
10.8	Amended 2007 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed March 31, 2015)*
10.9	Non-Employee Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*
10.10	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-QSB filed November 14, 2007)*
10.11	Summary of Non-Employee Director compensation effective January 1, 2016. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed March 30, 2015)*

10.12

Form of Employee Stock Option Award Agreement under 2007 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008) *

10.13

Form of Restricted Stock Unit Award Agreement under 2007 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008) *

10.14

Securities Purchase Agreement between Registrant and JCH Crenshaw Holdings, LLC dated April 13, 2012. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 19, 2012)

10.24	Letter Agreement dated March 22, 2017 between the Company and JCH Crenshaw Holdings, LLC. (Incorporated by Reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed March 27, 2017)
10.25	Repricing Agreement dated August 1, 2017 between the Company and JCH Crenshaw Holdings, LLC. (Incorporated by Reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 3, 2017)
10.26	Deferred Compensation Plan for executives. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009)*
10.27	Notification of annual salary and target for performance bonus compensation. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009)*
10.35

Amended Employment Agreements with Charles M. Dauber effective January 1, 2014 and December 31, 2015, respectively.  (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed March 28, 2017)*

10.36	Employment Agreement with William Brod. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 20, 2015)*
10.37	Summary of Compensation for Named Executive Officers 2018.*
10.38	Employment Agreement with William C. Miller dated August 4, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 8, 2014)*
10.39

Employment Agreement Amendments with William Brod dated June 1, 2016 and February 3, 2017. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed March 28, 2017)*

10.40

Employment Agreement Amendments with William C. Miller dated June 21, 2016 and February 3, 2017.  (Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed March 28, 2017)*

10.41	Restricted Stock Unit Award Agreement dated August 22, 2017 with Neal Dikeman.*
10.42	Letter Agreement with Neal Dikeman.*
14	Code of Ethics. (Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB filed March 21, 2004)
21	Subsidiaries of the Registrant.
23.1	Consent of Ham, Langston & Brezina, LLP.
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Accounting Officer.
32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

101.INSXBRL Instance Document.

101.SCHXBRL Taxonomy Extension Schema Document

101.CALXBRL Taxonomy Extension Calculation Linkbase Document.

101.DEFXBRL Taxonomy Extension Definition Linkbase Document.

101.LABXBRL Taxonomy Extension Labels Linkbase Document.

101.PREXBRL Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2018

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Charles M. Dauber	President, Chief Executive Officer, Director	March 29, 2018
Charles M. Dauber	(Principal Executive Officer)

/s/ William B. Brod	Chief Financial Officer	March 29, 2018
William B. Brod	(Principal Financial and Accounting Officer)

/s/ Neal M. Dikeman
Neal M. Dikeman	Director	March 29, 2018

/s/ Peter Menikoff
Peter Menikoff	Director	March 29, 2018

/s/ J. Hoke Peacock II
J. Hoke Peacock II	Director	March 29, 2018

/s/ Casey Crenshaw
Casey Crenshaw	Director	March 29, 2018

/s/ Edward Kuntz
Edward Kuntz	Director	March 29, 2018

29

AMERICAN ELECTRIC TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

With Report of Independent Registered Public Accounting Firm

December 31, 2017 and 2016

American Electric Technologies, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Electric Technologies, Inc. and Subsidiaries

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of American Electric Technologies, Inc. and Subsidiaries (collectively, the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that responded to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ham, Langston & Brezina L.L.P.

We have served as the Company's auditor since 2007.

Houston, Texas

March 29, 2018

American Electric Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$2,289	$1,618
Restricted short-term investments	50	507
Accounts receivable-trade, net of allowance of $135 and $204 at December 31, 2017 and December 31, 2016	6,061	6,717
Inventories, net of allowance of $78 and $60 at both December 31, 2017 and December 31, 2016	1,327	1,181
Cost and estimated earnings in excess of billings on uncompleted contracts	6,434	5,829
Prepaid expenses and other current assets	534	349
Total current assets	16,695	16,201
Property, plant and equipment, net	6,920	7,298
Advances to and investments in foreign joint ventures	10,947	10,663
Retainage receivable	785	649
Intangibles	458	527
Other assets	116	46
Total assets	$35,921	$35,384
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Revolving line of credit	$-	$1,500
Current portion of long-term note payable	270	300
Short-term note payable	354	-
Accounts payable and other accrued expenses	12,335	9,798
Accrued payroll and benefits	912	1,093
Billings in excess of costs and estimated earnings on uncompleted contracts	1,792	208
Total current liabilities	15,663	12,899
Long-term note payable, net	5,524	3,900
Deferred compensation	213	260
Deferred income taxes	-	2,824
Total liabilities	21,400	19,883
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $562 at December 31, 2017 and $617 at December 31, 2016; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at December 31, 2017 and December 31, 2016	4,438	4,383
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,850,532 and 8,499,508 shares issued and 8,669,650 and 8,335,968 shares outstanding at December 31, 2017 and December 31, 2016	9	8
Treasury stock, at cost 180,882 shares at December 31, 2017 and 163,540 shares at December 31, 2016	(916)	(863)
Additional paid-in capital	13,811	12,613
Accumulated other comprehensive income	401	(2)
Retained (deficit) earnings; including accumulated statutory reserves in equity method investments of $2,809 and $2,887 at December 31, 2017 and December 31, 2016	(3,222)	(638)
Total stockholders’ equity	10,083	11,118
Total liabilities, convertible preferred stock and stockholders’ equity	$35,921	$35,384

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016
Net sales	$47,130	$37,812
Cost of sales	44,702	36,796
Gross profit	2,428	1,016
Operating expenses:
Research and development	280	962
Selling and marketing	2,465	2,181
General and administrative	4,194	5,242
Total operating expenses	6,939	8,385
Loss from operations	(4,511)	(7,369)
Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	656	529
Foreign joint ventures’ operations related expenses	(250)	(245)
Net equity income from foreign joint ventures’ operations	406	284
Loss from operations and net equity income from foreign joint ventures’ operations	(4,105)	(7,085)
Other income (expense):
Interest expense and other, net	(1,078)	69
Loss before income taxes	(5,183)	(7,016)
Provision for (benefit from) income taxes	(2,955)	44
Net loss before dividends on redeemable convertible preferred stock	(2,228)	(7,060)
Dividends on redeemable convertible preferred stock	(356)	(353)
Net loss attributable to common stockholders	$(2,584)	$(7,413)
Earnings (loss) per common share:
Basic	$(0.30)	$(0.89)
Diluted	$(0.30)	$(0.89)
Weighted - average number of common shares outstanding:
Basic	8,525,645	8,305,764
Diluted	8,525,645	8,305,764

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2017	2016
Net loss before dividends on redeemable convertible preferred stock	$(2,228)	$(7,060)
Other comprehensive income:
Foreign currency translation adjustments	403	(312)
Total comprehensive loss	$(1,825)	$(7,372)

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2015	8,254,001	$8	$11,240	$310	$6,775	$18,333
Common stock issued to ESPP	8,142	-	18	-	-	18
Treasury stock purchase	(31,612)	-	(71)	-	-	(71)
Restricted stock units (1)	105,437	-	563	-	-	563
Net income (loss) to common stockholders*	-	-	-	-	(7,413)	(7,413)
Foreign currency translation	-	-	-	(312)	-	(312)
Balance at December 31, 2016	8,335,968	8	11,750	(2)	(638)	11,118
Common stock issued to ESPP	7,151	-	13	-	-	13
Common stock issued as payment of preferred stock	246,803	1	449	-	-	450
Treasury stock purchase	(17,342)	-	(53)	-	-	(53)
Restricted stock units (1)	97,070	-	371	-	-	371
Net income (loss) to common stockholders*	-	-	-	-	(2,584)	(2,584)
Warrants issued as part of debt refinancing	-	-	365	-	-	365
Foreign currency translation	-	-	-	403	-	403
Balance at December 31, 2017	8,669,650	$9	$12,895	$401	$(3,222)	$10,083

*	Net of preferred dividends of $356 and $353 in 2017 and 2016, respectively.
**	Includes treasury stock of ($916) and ($863) as of December 31, 2017 and 2016, respectively.
(1)	Converted to common stock.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss) before dividends on redeemable convertible preferred stock	$(2,228)	$(7,060)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred income tax provision (benefit)	(3,033)	(75)
Equity income from foreign joint ventures’ operations	(656)	(529)
Depreciation and amortization	841	877
Stock based compensation	373	563
Bad debt expense	(127)	214
Obsolete inventory expense	66	40
(Gain)/loss on sale of property and equipment	-	(75)
Deferred compensation costs	(47)	(45)
Amortization of debt issuance costs	86	-
Change in operating assets and liabilities:
Accounts receivable	750	(1,111)
Inventories	(212)	104
Costs and estimated earnings in excess of billings on uncompleted contracts	(787)	(3,008)
Prepaid expenses and other current assets	(208)	33
Accounts payable	3,159	4,327
Billings in excess of costs and estimated earnings on uncompleted contracts	1,584	(1,421)
Accrued liabilities and other current liabilities	(244)	566
Net cash (used in) provided by operating activities	(683)	(6,600)
Cash flows from investing activities:
Proceeds from sales of property and equipment and other assets	-	309
Purchases of property, plant and equipment and other assets	(410)	(725)
Proceeds from foreign joint ventures’ operations dividends	781	589
Redemption (purchase) of certificates of deposit	457	-
Net cash provided by from investing activities	828	173
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	10	18
Treasury stocks purchase	(53)	(71)
Preferred stock cash dividend	-	(75)
Proceeds from long-term notes payable	7,000	-
Proceeds from short-term notes payable	200	-
Payments on revolving credit facility	(1,500)	457
Payments on long-term notes payable	(4,200)	(300)
Payments on short-term notes payable	(500)	-
Payments of debt issuance costs	(427)	-
Net cash provided by financing activities	530	29
Effect of exchange rates on cash	(4)	27
Net (decrease) increase in cash and cash equivalents	671	(6,371)
Cash and cash equivalents, beginning of period	1,618	7,989
Cash and cash equivalents, end of period	$2,289	$1,618
Supplemental disclosures of cash flow information:
Interest paid	$772	$235
Income taxes paid	$78	$60
Non-cash investing and financing transactions:
Warrants issued as part of debt refinancing	$365	$-
Issuance of shares of common stock on accrued preferred dividends payables	$450	$-

The accompanying notes are an integral part of the consolidated financial statement.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)Organization and Nature of Business

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

M&I’s wholly-owned subsidiary, SCES, is a Delaware Limited Liability Company organized on February 20, 2003 and is currently inactive.

M&I has foreign joint ventures’ interests in M&I Electric Far East PTE Ltd. (“MIEFE”) and BOMAY Electrical Industries Company, Ltd. (“BOMAY”). MIEFE is an inactive Singapore company that provides sales, manufacturing and technical support internationally. BOMAY provides electrical systems primarily for land and marine based drilling rigs in China. These ventures are accounted for using the equity method of accounting.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AETI and its wholly-owned subsidiaries, M&I and M&I Brazil, and the assets of SCES through the disposition date in June 2016. Significant intercompany accounts and transactions are eliminated in consolidation.

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

(1)	Percentage-of-completion estimates on long-term contracts
(2)	Estimates of the provision for doubtful accounts
(3)	Estimated useful lives of property and equipment
(4)	Valuation allowances related to deferred tax assets

As future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying consolidated financial statements. Significant estimates and assumptions are required as part of determining inventory and accounts receivable valuation, estimating depreciation, amortization and recoverability of long-lived assets, establishing self-insurance, warranty, legal and other reserves, performing intangible impairment analyses, and in establishing valuation allowances on deferred income tax assets and reserves for tax examination exposures.

Financial Instruments

The Company includes fair value information in the notes to the consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of December 31, 2017 and 2016. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less. Cash balances routinely exceed FDIC limits however all cash is maintained in JP Morgan Chase and Frost Bank and believed to be secure.

Short-term investments

Short-term investments consist of any fund held in certificate of deposit with original maturities greater than three months and investments in debt and equity securities with maturity of one year or less.

Accounts Receivable and Allowance for Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and financial condition of those specific customers. The Company also reviews historical experience with the customer, the general economic environment and the aging of its receivables. The Company records an allowance to reduce receivables to the amount it reasonably believes to be collectible. Based on this assessment, management believes the allowance for doubtful accounts is adequate. The bad debt expense was a net recovery of ($0.13) million and expense of $0.21 million for the fiscal years ended December 31, 2017 and 2016.

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

Based on management’s reviews during each of the years ended December 31, 2017 and 2016, there were no events or circumstances that caused management to believe that impairments were necessary.

Intangible Assets

Intangible Assets at December 31, 2017	Useful Lives (Years)	Cost	Accumulated Amortization	Net Value
	(in thousands)
Intellectual property	3	$322	$322	$-
License	5	358	118	240
License	-	218	-	218
		$898	$440	$458

During 2014 we acquired arc-resistant technology and capitalized the cost of $0.22 million. During 2016, the Company capitalized cost of $0.36 million for the testing associated with certifications for IntelliSafe™ products. The cost is being amortized over its useful life of 5 years. Amortization expense of $0.07 million and $0.05 million was recognized during the year ended December 31, 2017 and 2016, respectively, and is included in the cost of sales in the consolidated statements of operations.

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

The Company records net sales from its time and material projects on a completed service basis after customer acknowledgement that the service has been completed and accepted. In addition, the Company sells certain purchased parts and products. These net sales are recorded when the product is shipped and title passes to the customer.

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

Uses and Sources of Liquidity

The Company’s primary need for liquidity is to fund working capital requirements of the Company’s businesses, capital expenditures and for general corporate purposes, including debt repayment. The Company has incurred losses and experienced negative operating cash flows for the past several years, and accordingly, the Company has taken a number of actions to continue to support its operations and meet its obligations.

During 2016, the Company undertook actions to monetize the value of certain of its assets which included disposition of the manufacturing facility and related assets in Bay St. Louis Mississippi.

During 2017, the Company refinanced its outstanding loans which at that time provided approximately $1.0 million of working capital. In addition, the Board of Directors of the Company created a special committee to address strategic initiatives that include addressing liquidity.

The Company continues to face a challenging competitive environment and while it continues to focus on its overall profitability, including managing expenses, it reported a loss in 2017 and was required to fund cash used in operating activities with cash from investing and financing activities. Going forward, the Company expects to generate additional liquidity from strategic initiatives including monetization of assets and additional debt and equity financing actions. The Company expects that these actions will be executed in alignment with the anticipated timing of its liquidity needs. The Company also continues to explore ways to unlock value across a range of assets, including exploring ways to maximize the value of its manufacturing facility in Beaumont, Texas. The Company expects to continue to optimize both international and domestic operations including expansion of its service business in Brazil and diversification of its joint venture operations in China.

The Company’s historical operating results indicate substantial doubt exists related to its ability to continue as a going concern. However, the Company believes it is probable that the actions discussed above will occur and mitigate the substantial doubt raised by its historical operating results and satisfy its estimated liquidity needs 12 months from the issuance of the financial statements. However, the Company cannot predict, with certainty, the outcome of its actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. In addition, the current Senior Secured Note and Redeemable Preferred Stock both contain certain limitations on our ability to sell assets, which could impact its ability to complete asset sale transactions or its ability to use proceeds from those transactions to fund our operations. Therefore, any planned actions must take into account the ability to transact within any applicable restrictions under these agreements. If the Company continues to experience operating losses, and is not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, it may not be able to access additional liquidity and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact the Company’s access to materials or services that are important to the operation of its business.

Concentration of Market Risk and Geographic Operations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s market risk is dependent primarily on the strength of the oil and gas and energy related industries. The Company grants credit to customers and generally does not require security except in the case of certain international contracts. Procedures are in effect to monitor the credit worthiness of its customers.  During 2017, two customers accounted for approximately 30% of net sales and 28% of net accounts receivable trade. During 2016, one customer accounted for approximately 19% of net sales and 17% of net accounts receivable trade.

The Company sells its products and services in domestic and international markets; however, significant portions of the Company’s sales are concentrated with customers located in the Gulf Coast region of the United States. The Gulf Coast region accounts for approximately 8% and 47% of the Company’s net sales during the years ended December 31, 2017 and 2016, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017). The Company adopted ASU 2014-09, effective January 1, 2018, using the modified retrospective method. The adoption of the standard will not have a material impact on the Company’s revenue recognition policies, other than enhanced disclosures related to the disaggregation of revenues from contracts with customers, the Company’s performance obligations and any significant judgments.

In August 2014, the FASB issued an accounting standards update which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. This update was effective for the Company's annual period ended December 31, 2016. The Company's assessment of our ability to continue as a going concern is further discussed in the "Uses and Sources of Liquidity" paragraph above. The adoption of the new standard did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to  recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases expiring before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently reviewing the Company’s various leases to identify those affected by ASU No. 2016-02.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify two aspects of Topic 606: (i) identifying performance obligations; and (ii) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for ASU No. 2016-10 are the same as the effective date and transition requirements for ASU No. 2014-09. This standard was adopted effective January 1, 2018, see ASU No. 2014-09 above for additional information.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12 provides narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. The amendment also provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers and are expected to reduce the judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU No. 2016-12 are the same as the effective date and transition requirements for ASU No. 2014-09. This standard was adopted effective January 1, 2018, see ASU No. 2014-09 above for additional information.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. Management does not expect the adoption of ASU No. 2016-15 to have a significant impact on the Company’s consolidated financial position, results of operations and disclosures because it only affects presentation of specific items within the cash flow statement.

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

(3)	Inventories

Inventories consisted of the following at December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
	(in thousands)
Raw materials	$519	$513
Work-in-process	886	728
	1,405	1,241
Less: allowance	(78)	(60)
Total inventories	$1,327	$1,181

Obsolete or slow moving inventory totaling $0.07 million and $0.04 million was expensed during the years ended December 31, 2017 and 2016, respectively, and included in cost of sales in the accompanying consolidated statements of operations.

(4) Costs, Estimated Earnings, and Related Billings on Uncompleted Contracts

Contracts in progress at December 31, 2017 and 2016 consisted of the following:

	2017	2016
	(in thousands)
Costs incurred on uncompleted contracts	$32,488	$26,340
Estimated earnings	6,172	1,193
	38,660	27,533
Billings on uncompleted contracts	(34,018)	(21,912)
	$4,642	$5,621

Costs, estimated earnings, and related billing on uncompleted contracts consisted of the following at December 31, 2017 and 2016:

	2017	2016
	(in thousands)
Cost and estimated earnings in excess of billings on uncompleted contracts	$6,434	$5,829
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,792)	(208)
	$4,642	$5,621

                                                                                                                                                                                                                                                                                                                               (5)Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2017 and 2016:

Category	Estimated Useful Lives (years)	2017	2016
		(in thousands)
Buildings and improvements	15 – 25	$7,876	$7,972
Office equipment and furniture	2 – 7	2,194	2,135
Automobiles and trucks	2 – 5	164	157
Machinery and shop equipment	2 – 10	3,162	2,951
Construction in progress		104	23
		13,500	13,238
Less: accumulated depreciation and amortization		6,714	6,074
		6,786	7,164
Land		134	134
		$6,920	$7,298

During the years ended December 31, 2017 and 2016, depreciation charged to operations amounted to $0.84 million and $0.88 million, respectively. Of these amounts, $0.71 million and $0.74 million was charged to cost of sales while $0.13 million and $0.10 million was charged to selling, general and administrative expenses for the years ended December 31, 2017 and 2016, respectively.

(6)	Advances to and Investments in Foreign Joint Ventures’ Operations

The Company has a foreign joint venture agreement and holds a 40% interest in a Chinese company, BOMAY, which builds electrical systems for sale in China. The majority partner in this foreign joint venture is a subsidiary of a major Chinese oil company. M&I made an initial investment of $1.00 million in 2006 and made an additional $1.00 million investment in 2007. The Company’s equity income from the foreign joint venture was $0.43 million and $0.80 million for the years ended December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, the Company received $0.78 million and $0.59 million, respectively, in dividends from BOMAY. Sales made to the foreign joint venture were $0.00 million and $0.11 million for the years ended December 31, 2017 and 2016, respectively. Accounts receivable from BOMAY were $0.00 million and $0.04 million at December 31, 2017 and 2016.

The Company owns a 41% interest in MIEFE which provides additional sales and technical support in Asia. In November 2017, the Company executed a letter of intent to divest of its ownership interest in MIEFE. As a result, the investment in MIEFE was written down to zero excluding foreign currency translation which will be adjusted upon the completion of the disposal. The

Company’s equity income from the foreign joint venture was $0.22 million and ($0.27) million for the years ended December 31, 2017 and 2016, respectively. During 2016, the Company’s share of cumulative losses from MIEFE exceeded the Company’s initial investment balance. The Company applied the losses to the investment balance to the extent of the initial investment amount, with the remaining losses in the amount of $0.05 million accrued for in accounts payable and other liabilities to reflect management’s intention to fund the losses. During the years ended December 31, 2017 and 2016, the Company did not receive dividends from MIEFE. There were no sales made to the foreign joint venture or outstanding accounts receivables for both years ended December 31, 2017 and 2016.

The equity income for the Company’s interest in the two joint ventures for 2017 and 2016 was: BOMAY $0.43 million vs. $0.80 million and MIEFE $0.22 million vs. ($0.27) million. During 2016, the Company’s share of cumulative losses from MIEFE exceeded the Company’s initial investment balance. The Company applied the losses to the investment balance to the extent of the initial investment amount, with the remaining losses in the amount of $0.27 million accrued for in accounts payable and other liabilities to reflect management’s intention to fund the losses. In November 2017, the Company executed a letter of intent to divest of its ownership interest in MIEFE. As a result, the Company reversed $0.22 million of the accrued losses.

During 2017 and 2016, the Company also recognized approximately $0.25 million for each year, for employee related expenses directly attributable to the foreign joint ventures.

Sales to foreign joint ventures’ operations are made on an arm’s length basis and intercompany profits, if any, are eliminated in consolidation.

Summary financial information of BOMAY and MIEFE in U.S. dollars was as follows at December 31, 2017 and 2016:

	BOMAY		MIEFE
	2017	2016	2017	2016
Assets:
Total current assets	$50,000	$47,700	$121	$425
Total non-current assets	3,457	3,589	15	17
Total assets	$53,457	$51,289	$136	$442
Liabilities and equity:
Total liabilities	$25,598	$24,196	$198	$551
Total joint ventures’ equity	27,859	27,093	(62)	(109)
Total liabilities and equity	$53,457	$51,289	$136	$442

	Twelve Months Ended December 31,
	BOMAY		MIEFE
	2017	2016	2017	2016

Revenue	$26,168	$33,468	$89	$1,167
Gross Profit	$5,654	$6,687	$23	$481
Earnings	$1,084	$2,010	$55	$(631)

The Company’s investments in and advances to its foreign joint ventures’ operations were as follows as of December 31, 2017 and 2016:

	2017			2016
	BOMAY*	MIEFE	TOTAL	BOMAY*	MIEFE	TOTAL
	(in thousands)			(in thousands)
Investments in foreign joint ventures:
Balance, beginning of year	$2,033	$14	$2,047	$2,033	$14	$2,047
Additional amounts invested and advanced	-	-	-	-	-	-
Balance, end of year	2,033	14	2,047	2,033	14	2,047
Undistributed earnings:
Balance, beginning of year	8,313	(14)	8,299	8,098	(11)	8,087
Equity in earnings (loss)	434	-	434	804	(3)	801
Dividend distributions	(780)	-	(780)	(589)	-	(589)
Balance, end of year	7,967	(14)	7,953	8,313	(14)	8,299
Foreign currency translation:
Balance, beginning of year	104	213	317	765	205	970
Change, during the year	633	(3)	630	(661)	8	(653)
Balance, end of year	737	210	947	104	213	317
Investments, end of year	$10,737	$210	$10,947	$10,450	$213	$10,663

Accumulated statutory reserves in equity method investments of $2.81 million and $2.89 million at December 31, 2017 and 2016, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with wholly-owned foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

(7)	Income Taxes

The components of income (loss) before income taxes and dividends on preferred stock for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
	(in thousands)
United States	$(5,587)	$(7,545)
Foreign	404	529
	$(5,183)	$(7,016)

The components of the provision (benefit) for income taxes by taxing authority for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
	(in thousands)
Current provision:
Federal	$-	$-
Foreign	78	119
States	-	-
Total current provision	78	119
Deferred provision (benefit):
Federal	(3,033)	(24)
Foreign	-	-
States	-	(51)
Total deferred provision (benefit):	(3,033)	(75)
	$(2,955)	$44

Significant components of the Company’s deferred federal income taxes were as follows:

	December 31,	December 31,
	2017	2016
	Non-Current
Deferred tax assets:
Accrued liabilities	$136	$15
Deferred compensation	520	1,113
Allowance for doubtful accounts	71	101
Inventory	73	83
Net operating loss	2,783	6,528
Property and equipment	71	143
Foreign tax credit carry forward	-	3,297
Deferred tax assets	3,654	11,280
Deferred tax liabilities:
Valuation allowance	(3,654)	(11,280)
Equity in foreign investments	-	(2,824)
Translation gain	-	-
Deferred tax liabilities	(3,654)	(14,104)
Net deferred tax assets (liabilities)	-	(2,824)

The Company’s deferred tax assets are primarily related to net operating loss carry forwards. A valuation allowance was established at December 31, 2017 and 2016 due to uncertainty regarding future realization of deferred tax assets. Our total valuation allowance as of December 31, 2017 and 2016 is $3.65 million and $11.28 million, respectively.

The difference between the effective income tax rate reflected in the provision for income taxes and the amounts, which would be determined by applying the statutory income tax rate of 34% for both 2017 and 2016, is summarized as follows:

	2017	2016
	(in thousands)
(Provision for) benefit from U.S federal statutory rate	$1,762	$2,385
Effect of state income taxes	32	51
Non-deductible business meals and entertainment expenses	(45)	(11)
Foreign income taxes included in equity in earnings	496	140
Accrual to return adjustments and other	235	81
Change in valuation allowance	4,734	(2,690)
Change in enacted tax rate	(4,259)	-
Total (expense)	$2,955	$(44)

The Company files income tax returns in the United States Federal jurisdiction and various state jurisdictions.

(8)	Notes Payable

The components of notes payable at December 31, 2017 and 2016 are as follows:

	2017	2016
	(In thousands)
Short-term note payable......................................	354	-
Revolving credit agreement	$-	$1,500
Current portion of long-term notes payable......................................	270	300
Long-term notes payable	6,230	3,900
Principal balance of notes payable	6,854	5,700
Warrants issued as part of debt refinancing	(365)	-
Loan cost capitalization	(341)	-
Total notes payable, net	$6,148	$5,700

Principal payments of debt for years subsequent to 2017 are as follows (in thousands):

Amount
(In thousands)
2018	$624
2019	360
2020	360
2021	5,510
2022	-
$6,854

On March 23, 2017, the Company and its subsidiaries, M&I Electric Industries, Inc. and South Coast Electric Systems, LLC (collectively, the “Sellers”) issued and sold to HD Special-Situations III, L.P. (the “Purchaser”) a $7.00 million principal amount Senior Secured Term Note (the “Note”)  with principal of $0.50 million due and paid on June 30, 2017 with the balance due 48 months after issuance for cash at par pursuant to a Note Purchase Agreement  (the “Purchase Agreement”). Proceeds from the sale of the Note were used to fully repay and terminate the Company’s prior revolving credit facilities with approximately $1.00 million being available for the Company’s working capital and general business purposes. The Note bears interest at 11.5% per annum payable monthly in arrears. The Note is secured by a first-priority lien on substantially all existing and after-acquired personal property assets and real estate owned by the Sellers (with certain exceptions). The Note is subject to an interest “make-whole” provision such that any prepayment of the principal thereunder in excess of $1.50 million (the “Prepayment Threshold”) within one year of the date of issuance (the “Make-Whole Period”) shall be subject to the payment of a prepayment premium, on the date of such prepayment, in an amount based on an interest rate of 11.5% per annum of the prepayment amount in excess of the Prepayment Threshold for the portion of the Make-Whole Period that will remain after the date that the prepayment is made. After the one year Make- Whole Period the Note may be prepaid in part or in full with no penalty.  The Purchase Agreement contains representations and affirmative, negative and financial covenants usual and customary for financing of this type, including covenants that place conditions upon the Company’s ability to merge or consolidate with other companies, sell any material part of their business or property, incur liens, and pay dividends on, make distributions on or redeem their equity interests.  Other covenants in the Purchase Agreement require the Company to maintain minimum monthly revenue, maintain minimum monthly EBITDA, maintain minimum monthly cash on hand, maintain a minimum monthly debt service coverage ratio, maintain a maximum debt-to-EBITDA ratio, maintain a minimum monthly collateral coverage ratio and obtain consent of the Purchaser for certain capital expenditure. In the event that the Company fails to meet covenants in the future, the Company may not be able to obtain the necessary waivers or amendments to remain in compliance with the Purchase Agreement and the Purchaser may declare a default and cause all of the Company’s outstanding indebtedness under the Purchase Agreement to become immediately due and payable or otherwise subject to an additional rate of 4.0% per annum and scheduled amortization of principal. On November 13, 2017, the Company entered into an agreement modifying the terms of its Senior Secured Term Note. The modification included a waiver of an EBITDA covenant violation as of September 30, 2017 and revisions to the original revenue and EBITDA covenants along with the requirement of minimum principal reductions of $30,000 per month beginning in April 2018.  In consideration for the modified terms, the Company issued 500,000 warrants to purchase the Company’s common stock at an exercise price of $2.26 which expire in November 2022.

The fair value assigned to the warrants of approximately $0.37 million was recognized as an increase in additional paid-in-capital with a corresponding discount on the notes payable. The discount is accreted through interest expense over the remaining term of the note payable.The fair value of the warrants was calculated using the Black Scholes-Merton pricing model using the following weighted average assumptions, at the grant date:

Number of warrants	500,000
Exercise price	$2.26
Expected volatility of underlying stock	72%
Risk-free interest rate	2.08%
Dividend yield	0%
Expected life of warrants	5 years
Weighted-average fair value of warrants	$0.73
Expiration date	November 13, 2022

              On June 6, 2017, the Company’s subsidiary, M&I Brazil, entered into a Loan Agreement with the former chairman of AETI. The Loan Agreement provides the Company with a $0.30 million loan facility of which $0.20 million is drawn and is outstanding as of December 31, 2017. All outstanding amounts, including accrued but unpaid interest are due at maturity, June 7, 2018. Under the loan agreement, the interest rate on the loan facility is 10.0%, per annum, payable each quarter. The loan facility is secured by the assets held by M&I Brazil.

(9)Leases

Corporate Office Lease

In December 2013, the Company executed a lease for office space at 1250 Wood Branch Park Drive, Houston, Texas. The lease covers approximately 13,000 square feet.

The term of the lease is 64 months and commenced upon completion of tenant improvements, which were completed in March 2014.

The Company also leases equipment (principally trucks and forklifts) under operating lease agreements that expire at various dates to 2021. Rental expense relating to operating leases and other short-term leases for the years ended December 31, 2017 and 2016, amounted to approximately $0.82 million and $0.70 million, respectively.

The following is a schedule of future minimum lease payments:

Year Ending December 31,	Amount
(In thousands)
2018	$657
2019	489
2020	285
2021	260
2022	240
$1,931

(10)	Stock and Stock-based Compensation

Common Stock

During the year ended December 31, 2017, the Company issued a total of 351,024 shares of common stock. The Company issued 246,803 shares of common stock as payment of accrued preferred dividends, 97,070 shares upon the vesting of restricted stock units and 7,151 shares in connection with the Company’s Employee Stock Purchase Plan.

During the year ended December 31, 2016, the Company issued a total of 113,579 shares of common stock, which includes 105,437 shares issued upon vesting of restricted stock units and 8,142 shares issued in connection with the Company’s Employee Stock Purchase Plan.

Employee Stock Purchase Plan

The Company issued 7,151 and 8,142  shares of Company stock during 2017 and 2016, respectively, in connection with an Employee Stock Purchase Plan (“ESPP”) that commenced in April 2008.

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

The following table summarizes the activity for unvested restricted stock units for the years ended December 31, 2017 and 2016:

	Units	Weighted Average Fair Value Per RSU
Unvested restricted stock units at December 31, 2015	315,847	$3.99
Awarded	31,327	$2.81
Vested	(105,443)	$4.66
Forfeited	(23,319)	$5.12
Unvested restricted stock units at December 31, 2016	218,412	$4.28
Awarded	56,759	$1.48
Vested	(112,340)	$3.99
Forfeited	(2,289)	$4.41
Unvested restricted stock units at December 31, 2017	165,120	$3.40

Compensation expense of approximately $0.30 million and $0.49 million was recorded in the years ended December 31, 2017 and 2016, respectively, to reflect the fair value of the original RSU’s granted or anticipated to be granted less forfeitures, amortized over the portion of the vesting period occurring during the period. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Stock Market (“NASDAQ”) on the grant date. Based upon the fair value on the grant date of the number of shares awarded or expected to be awarded, it is anticipated that approximately $0.56 million of additional compensation cost will be recognized in future periods through 2020. The weighted average period over which this additional compensation cost will be expensed is 3 years.

In December 2016, the Board of Directors approved modification to the requisite service period to accelerate vesting for 75% of the RSU granted to employees for the year ended December 31, 2016.

During February 2017, the Board of Directors approved the grants of approximately 605,000 RSUs in conjunction with the Plan, of which, approximately 541,000 units are subject to 2018 fiscal performance measures.

Board of Directors Deferred Compensation

Directors who are not employees of the Company and who do not have a compensatory agreement providing for service as a director of the Company receive a retainer fee payable quarterly. Eligible directors may elect to defer 50% to 100% of their retainer fee, which may be used to acquire common stock of the Company at the fair market value on the date the retainer fee would otherwise be paid, acquire stock units equivalent to the fair market value of the Company’s common stock on the date the retainer fee would otherwise be paid, or be paid in cash. During the years ended December 31, 2017 and 2016, directors of the Company elected to defer retainer fees to acquire approximately 72,000 and 73,750 respectively, stock units. Compensation expense of approximately $0.08 million and $0.07 million was recorded in the years ended December 31, 2017 and 2016 respectively, which is included in general and administrative expenses in the consolidated statements of operations.

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

The Series A Convertible Preferred Stock ranks senior to all other equity instruments of the Company, including the Company’s common stock. The Series A Convertible Preferred Stock accrues cumulative dividends at a rate of 6% per annum, whether or not dividends have been declared by the Board of Directors and whether or not there are profits, surplus or other funds available for the payment of such dividends. The Company may pay such dividends in shares of the Company’s common stock based on the then current market price of the common stock. Prior to the repricing agreement discussed below, at any time following a material default by the Company, as defined in the Securities Purchase Agreement, or April 30, 2017, the holders of a majority of the outstanding shares of the Series A Convertible Preferred Stock may require the Company to redeem the Series A Convertible Preferred Stock at a redemption price equal to the lessor of (i) the liquidation preference per share (initially $5.00 per share, subject to adjustments for certain future equity transactions defined in the Securities Purchase Agreement) and (ii) the fair market value of the Series A Convertible Preferred Stock per share, as determined in good faith by the Company’s Board of Directors. As of December 31, 2017 and 2016, the redemption price per share was $5.00 in both years. The redemption price, plus any accrued and unpaid dividends, shall be payable in 36 equal monthly installments plus interest at an annual rate of 6%.

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

The initial values allocated to the warrants were recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the warrants is accreted to retained earnings through the scheduled redemption date of the mandatorily redeemable Series A Convertible Preferred Stock. Discount accretion for the years ended December 31, 2017 and 2016 totaled $0.06 million and $0.05 million, respectively.

At December 31, 2017 and December 31, 2016, the company had accrued but unpaid dividends totaling $0.08 million and $0.23, respectively, which is included in the accounts payable and other accrued expenses in the consolidated balance sheets.

In connection with the issuance of the Company’s senior secured Term Note, described in Note 8, the Company has agreed with the Purchaser of the Term Note and the holder of the Preferred Stock (the “Holder”) not to declare, authorize or pay any cash dividends on the Preferred Stock until the earlier of (i) March 22, 2018, or (ii) the date the obligations under the Note Purchase Agreement have been paid in full (the “Standstill Period”), without the prior written consent of the Purchaser. Following the expiration of the Standstill Period, for so long as the obligations under the Note Purchase Agreement remain outstanding, the Company may, at its sole discretion, declare, authorize or pay dividends in cash on the Preferred Stock so long as no event of default exists under the Term Note or would result therefrom. The Holder also agreed that it shall not exercise its rights to require the Company to redeem any of the Preferred Stock during the Standstill Period. Following the expiration of the Standstill Period, so long as the obligations under the Note Purchase Agreement remain outstanding, the Holder may compel the Company to redeem shares of Preferred Stock provided no event of default exists under the Term Note or would result from such redemption. In consideration for the Holder’s consent to the foregoing restrictions on the payment of cash dividends on or redemption of the Preferred Stock, the Company entered into a repricing agreement with the Holder (the “Repricing Agreement”) on August 1, 2017. Pursuant to the repricing agreement, each share of Series A Preferred Stock will be initially convertible, at the option of the holder, into one (1) share of common stock at a conversion price of $2.26 per share of common stock, so that the Series A Preferred Stock sold to the Holder are currently convertible into an aggregate of 2,212,389 shares of common stock as of December 31, 2017. In addition, Pursuant to the Repricing Agreement, the Series A Warrants sold to the Holder is exercisable for 125,000 shares of common stock at an initial exercise price of $2.72 per share and the Series B Warrants sold to the Holder is exercisable for 200,000 shares of common stock at an initial exercise price of $3.17 per share.

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

The employees of the Company are eligible to participate in a 401(k) plan sponsored by the Company. The plan is a defined contribution 401(k) Savings and Profit Sharing Plan (the “Plan”) that covers all full-time employees who meet certain age and service requirements. The Company may provide discretionary contributions to the Plan as determined by the Board of Directors. For the years ended December 31, 2017 and 2016, the Company made no contributions to the Plan.

The Company maintains an “Executive Performance” bonus plan, which covers approximately 42 key employees. Under the plan, the participants receive a percentage of a bonus pool based primarily on pre-tax income in relation to budget. The Board of Directors approves the Executive Performance plan at the beginning of each year. During the years ended December 31, 2017 and 2016, the Company recorded approximately $0.30 million and $0.49 million under the plan, respectively.

(13)	Related Party Transactions

During 2017 and 2016, the Company received legal advice on various Company matters from a law firm related to a director of the Company. The Company incurred expenses totaling approximately $0.04 million and $0.07 million related to these services during 2017 and 2016, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2017 and 2016, the outstanding payable balance for services rendered by this law firm was $0.00 million and $0.04, respectively.

The Company, upon approval from the Board, has an employment agreement with the former Executive Chairman of the Board of Directors (“Executive Chairman”), whereby the Company compensated the Executive Chairman $0.09 million and $0.00 million during 2017 and 2016, respectively. Under the terms of the agreement, the Executive Chairman will assist in international joint venture relations and operations, technical developments, manufacturing and transformative business development projects and other special projects assigned by the Company.

On June 6, 2017, the Company’s subsidiary, M&I Brazil, entered into a Loan Agreement with the former Executive Chairman of AETI. The Loan Agreement provides the Company with a $0.30 million loan facility of which $0.20 million is drawn and is outstanding as of December 31, 2017. All outstanding amounts, including accrued but unpaid interest, are due at maturity, June 7, 2018. Under the loan agreement, the interest rate on the loan facility is 10.0%, per annum, payable each quarter. The loan facility is secured by the assets held by M&I Brazil.

(14)	Segment Reporting

The Company follows guidance prescribed by the ASC Topic 280, Segment Reporting, which governs the way the Company reports information about its operating segments.

The Company manages its continuing operations as a single segment which reflects how the Company’s Chief Operating Officer analyzes the business.

(15)	Quarterly Results for Continuing Operations

The following table reflects the quarterly information for continuing operations for the applicable time periods.

	2017
	Q1	Q2	Q3	Q4	Total
Net Sales	$8,030	$12,960	$13,268	$12,872	$47,130
Gross Profit (Loss)	(556)	816	1,076	1,092	$2,428
Net income (loss)	(2,495)	(1,059)	(1,040)	2,366	(2,228)
Earnings (loss) per share:
Basic	$(0.31)	$(0.13)	$(0.13)	$0.27	$(0.30)

	2016
	Q1	Q2	Q3	Q4	Total
Net Sales	$8,298	$11,444	$8,673	$9,397	$37,812
Gross Profit (Loss)	91	1,226	(451)	150	$1,016
Net income (loss)	(2,883)	151	(2,624)	(1,704)	(7,060)
Earnings (loss) per share:
Basic	$(0.36)	$0.01	$(0.33)	$(0.21)	$(0.89)

(16)	Commitments and Contingencies

On September 1, 1999, the Company created a group medical and hospitalization minimum premium insurance program. For the policy year ended August 2017, the Company is liable for all claims each year up to $70,000 per insured, or $1.7 million in the aggregate. An outside insurance company insures any claims in excess of these amounts. The Company’s expense for this minimum premium insurance totaled $0.91 million and $1.07 million during the years ended December 31, 2017 and 2016. Insurance reserves included in accrued payroll and benefits in the accompanying consolidated balance sheets were approximately $0.13 million and $0.02 million at December 31, 2017 and 2016.

(17)	Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding for the year ended December 31, 2017 and 2016. Diluted earnings (loss) per common share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and other units subject to anti-dilution limitations.

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016
Net loss attributable to common stockholders	$(2,584)	$(7,413)
Weighted average basic shares	8,525,645	8,305,764
Dilutive effect of stock options, restricted stock units, preferred stock and warrants*	-	-
Total weighted average diluted shares with assumed conversions	8,525,645	8,305,764
Loss from operations per common share:
Basic	$(0.30)	$(0.89)
Dilutive	$(0.30)	$(0.89)

*No units or shares are considered when losses cause the effect to be anti-dilutive.

(18)	Sale of South Coast Electric Assets

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