Form 10-Q
period 2018-03-31
American Electric Technologies Inc
filed 2018-05-15
CIK 1043186

.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

As of April 30, 2018 the registrant had 8,753,636 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended March 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$627	$2,289
Restricted short-term investments	50	50
Accounts receivable-trade, net of allowance of $97 and $135 at March 31, 2018 and December 31, 2017	6,395	6,061
Inventories, net of allowance of $77 and $78 at March 31, 2018 and December 31, 2017	1,936	1,327
Cost and estimated earnings in excess of billings on uncompleted contracts	4,271	6,434
Prepaid expenses and other current assets	1,512	534
Total current assets	14,791	16,695
Property, plant and equipment, net	6,784	6,920
Advances to and investments in foreign joint ventures	10,475	10,947
Retainage receivable	-	785
Intangibles	526	458
Other assets	107	116
Total assets	$32,683	$35,921
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of long-term note payable	$360	$270
Short-term note payable	97	354
Accounts payable and other accrued expenses	10,808	12,335
Accrued payroll and benefits	1,119	912
Billings in excess of costs and estimated earnings on uncompleted contracts	2,271	1,792
Total current liabilities	14,655	15,663
Long-term note payable, net	5,662	5,524
Deferred compensation	200	213
Deferred income taxes	86	-
Total liabilities	20,603	21,400
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $547 at March 31, 2018 and $562 at December 31, 2017; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at March 31, 2018 and December 31, 2017	4,453	4,438
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,945,404 and 8,850,532 shares issued and 8,751,429 and 8,669,650 shares outstanding at March 31, 2018 and December 31, 2017	9	9
Treasury stock, at cost 193,975 and 180,882 shares at March 31, 2018 and December 31, 2017	(934)	(916)
Additional paid-in capital	14,052	13,811
Accumulated other comprehensive income	776	401
Accumulated Deficit; including accumulated statutory reserves in equity method investments of $2,809 at March 31, 2018 and December 31, 2017	(6,276)	(3,222)
Total stockholders’ equity	7,627	10,083
Total liabilities, convertible preferred stock and stockholders’ equity	$32,683	$35,921

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Net sales	$8,289	$8,030
Cost of sales	9,278	8,586
Gross margin	(989)	(556)
Operating expenses:
Research and development	43	104
Selling and marketing	683	611
General and administrative	1,122	1,094
Total operating expenses	1,848	1,809
Loss from operations	(2,837)	(2,365)
Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	171	52
Foreign joint ventures’ operations related expenses	(61)	(64)
Net equity income from foreign joint ventures’ operations	110	(12)
Loss from operations and net equity income from foreign joint ventures’ operations	(2,727)	(2,377)
Other income (expense):
Interest expense and other, net	(178)	(100)
Loss before income taxes	(2,905)	(2,477)
Provision for income taxes	59	18
Net loss	(2,964)	(2,495)
Dividends on redeemable convertible preferred stock	(90)	(89)
Net loss attributable to common stockholders	$(3,054)	$(2,584)
Loss per common share:
Basic	$(0.35)	$(0.31)
Diluted	$(0.35)	$(0.31)
Weighted - average number of common shares outstanding:
Basic	8,723,530	8,337,119
Diluted	8,723,530	8,337,119

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(2,964)	$(2,495)
Other comprehensive income:
Foreign currency translation adjustment, net	375	41
Total comprehensive loss	$(2,589)	$(2,454)

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,964)	$(2,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax provision (benefit)	-	18
Equity income from foreign joint ventures’ operations	(171)	(52)
Depreciation and amortization	190	218
Stock based compensation	162	89
Bad debt expense	15	15
Obsolete inventory expense	-	66
Deferred compensation costs	(12)	(12)
Amortization of debt issuance costs	28	7
Change in operating assets and liabilities:
Accounts receivable	321	1,923
Inventories	(611)	157
Costs and estimated earnings in excess of billings on uncompleted contracts	2,154	(669)
Prepaid expenses and other current assets	196	(46)
Accounts payable	(2,203)	(61)
Billings in excess of costs and estimated earnings on uncompleted contracts	479	508
Accrued liabilities and other current liabilities	902	(624)
Net cash used in operating activities	(1,514)	(958)
Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(79)	(71)
Net cash used in from investing activities	(79)	(71)
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	5	4
Treasury stocks purchase	(18)	-
Proceeds from long-term notes payable	-	7,000
Payments on revolving credit facility	-	(1,500)
Payments on long-term notes payable	-	(4,200)
Payments on short-term notes payable	(59)	-
Payments of debt issuance costs	-	(342)
Net cash (used in) provided by financing activities	(72)	962
Effect of exchange rate changes on cash	3	8
Net decrease in cash and cash equivalents	(1,662)	(59)
Cash and cash equivalents, beginning of period	2,289	1,618
Cash and cash equivalents, end of period	627	1,559
Supplemental disclosures of cash flow information:
Interest paid	$266	$89
Non-cash investing and financing transactions:
Issuance of shares of common stock on accrued preferred dividends payables	$75	$300

The accompanying notes are an integral part of the condensed consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Electric Technologies, Inc. and its wholly-owned subsidiaries (“AETI”, “the Company”, “our”, “we”, “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for fair financial statement presentation. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The statements should be read in conjunction with the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed on March 29, 2018. The December 31, 2017 balance sheet was derived from the audited financial statements contained in our 2017 Form 10-K.

2. Summary of Certain Significant Accounting Policies

Adoption of New Revenue Recognition Standard

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017). The Company adopted ASU 2014-09, effective January 1, 2018, using the modified retrospective method. The adoption of the standard did not have a material impact on the Company’s revenue recognition policies, other than enhanced disclosures related to the disaggregation of revenues from contracts with customers, the Company’s performance obligations and any significant judgments.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify two aspects of Topic 606: (i) identifying performance obligations; and (ii) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for ASU No. 2016-10 are the same as the effective date and transition requirements for ASU No. 2014-09. This standard was adopted effective January 1, 2018.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12 provides narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. The amendment also provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers and are expected to reduce the judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU No. 2016-12 are the same as the effective date and transition requirements for ASU No. 2014-09. This standard was adopted effective January 1, 2018.

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

The Company recognizes revenue when or as it satisfies a performance obligation by transferring promised goods or service to a customer using the over-time method to account for certain long-term contracts and point in time method for non-time and material jobs. The non-time and material jobs are of a short-term nature (typically less than one month) and are determined after considering the attributes of such contracts. This method is used because these contracts are typically completed in a short period of time and the financial position and results of operations do not vary materially from those which would result from use of the percentage-of-completion method. Earnings are accrued based on the ratio of costs incurred to total estimated costs. Costs include direct material, direct labor, and job related overhead. For our manufacturing activities we have determined that labor incurred, rather than total costs incurred, provides an improved measure of percentage-of-completion. For contracts with anticipated losses, the estimated losses are charged to operations in the period such losses are determined. The asset, “Work-in-process,” which is included in inventories, represents the cost of labor, material, and overhead on jobs accounted for point in time method for non-time and material jobs. The contract asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenue recognized in excess of amounts billed and the contract-liability. “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenue recognized under the percentage-of-completion method.  Due to the nature of these projects, the estimation of total revenue and cost at completion is subject to many variables and requires significant judgement. Progress billings are generally issued upon completion of certain milestones of the project as specified in the contract.

Costs and estimated earnings in excess of billings on uncompleted contracts was $4.3 million at March 31, 2018 and $6.4 million at December 31, 2017. Billings in excess of costs and estimated earnings on uncompleted contracts was $2.3 million at March 31, 2018 and $ 1.8 million at December 31, 2017.

The order backlog at March 31, 2018 and December 31, 2017 was $24.9 million and $18.9 million, respectively. This backlog is expected to be recognized in revenue during the remainder of 2018 and 2019.

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

The Company continues to face a challenging competitive environment and while it continues to focus on its overall profitability, including managing expenses, it reported a loss in 2017 and Q1 2018 and was required to fund cash used in operating activities with cash from investing and financing activities. Going forward, the Company expects to generate additional liquidity from strategic initiatives including monetization of assets and additional debt and equity financing actions. The Company expects that these actions will be executed in alignment with the anticipated timing of its liquidity needs. The Company has taken a number of actions including the hiring on an investment banker to address liquidity in the near term and continues to explore ways to unlock value across a range of assets, including exploring ways to maximize the value of its manufacturing facility in Beaumont, Texas or finding suitable sources of financing alternatives. The Company expects to continue to optimize both international and domestic operations including expansion of its service business in Brazil and diversification of its joint venture operations in China. The Company also has the ability to raise additional capital through its shelf registration; however, there is no assurance that additional capital can be obtained or that it can be obtained at terms that are favorable to the Company and its existing stockholders.

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

3. Earnings per Common Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the three months ended March 31, 2018 and 2017  .

Diluted earnings per share is computed by dividing net income (loss) attributable to common stockholders, by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of convertible instruments and (3) the dilutive effect of the exercise of stock options and other stock units to our common stock.

For the three months ended March 31, 2018, common stock equivalents from convertible instruments, stock options and other stock units have been excluded from the calculation of weighted average diluted shares because all such instruments were anti-dilutive.

The following table sets forth the computation of basic and diluted weighted average common shares.

	Three Months Ended
	March 31,
	2018	2017
Weighted average basic shares	8,723,530	8,337,119
Dilutive effect of preferred stock, warrants, stock options and restricted stock units	-	-
Total weighted average diluted shares	8,723,530	8,337,119

4. Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires (1) an entity to measure equity instruments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income; (2) entities to use the exit price notation when measuring the fair value of financial instruments for disclosure purposes; (3) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and (4) elimination of the requirement to disclose the methods and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The adoption of ASU No. 2016-01, effective January 1, 2018 had no significant impact on the Company’s consolidated financial position, results of operations or disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU No. 2016-15 effective January 1, 2018 did not have a significant impact on the Company’s consolidated financial position, results of operations and disclosures.

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

5. Investments in Foreign Joint Ventures

We have interests in two joint ventures, outside of the United States of America (“U.S.”) which are accounted for using the equity method:

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest. BOMAY was formed in 2006 in China with a term of 12 years and was set to expire in 2018. In March 2018, an agreement was approved by the BOMAY Board of Directors extending the joint venture agreement beyond the 2018 expiration date pending approval by the Chinese government; and,

M&I Electric Far East, Ltd. ("MIEFE”), in which the Company currently owns 41% of the joint venture with our joint venture partner, Sonepar, owning 51% and MIEFE’s general manager owning the remaining 8%. In 2016, due to market conditions, the business suspended operations and the investment in MIEFE was written down to zero, excluding the foreign currency translation of $0.21 million which will be adjusted upon the completion of the disposal. In November 2017, the Company executed a letter of intent to divest of its ownership interest in MIEFE.

The Company made no sales to joint ventures for the three months ended March 31, 2018 and 2017.

Summary (unaudited) financial information of our foreign joint ventures in U.S. dollars was as follows at March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 (in thousands):

	BOMAY		MIEFE
	2018	2017	2018	2017
Assets:
Total current assets	$54,070	$50,000	$101	$121
Total non-current assets	3,520	3,457	15	15
Total assets	$57,590	$53,457	$116	$136
Liabilities and equity:
Total liabilities	$28,233	$25,598	$180	$198
Total joint ventures’ equity	29,357	27,859	(64)	(62)
Total liabilities and equity	$57,590	$53,457	$116	$136

	Three Months Ended March 31,
	BOMAY		MIEFE
	2018	2017	2018	2017

Revenue	$8,078	$4,221	$67	$-
Gross Profit	$1,785	$1,335	$3	$-
Earnings	$427	$130	$(2)	$-

The following is a summary of activity in investments in foreign joint ventures for the three months ended March 31, 2018 (unaudited):

	March 31, 2018
	BOMAY**	MIEFE	TOTAL
	(in thousands)
Investments in foreign joint ventures:
Balance at December 31, 2017	$10,736	$211	$10,947
Equity in earnings (loss) in 2018	171	-	171
Dividend declared in 2018*	(1,051)	-	(1,051)
Foreign currency translation adjustment	408	-	408
Investments, end of period	$10,264	$211	$10,475

Components of investments in foreign joint ventures:
Investment in joint ventures	$2,033	$-	$2,033
Undistributed earnings	7,086	-	7,086
Foreign currency translation	1,145	211	1,356
Investments, end of period	$10,264	$211	$10,475
*

In March 2018, the BOMAY Board of Directors approved the distribution of dividends in the amount of $2.91 million, to be distributed in June 2018. The Company’s share of the dividends totaling $1.05 million has been accrued for at March 31, 2018 and is included in the prepaid expenses and other current assets in the condensed consolidated balance sheets.

**

Accumulated statutory reserves in equity method investments of $2.81 million at March 31, 2018 and December 31, 2017, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, a wholly-owned foreign invested  enterprise established in the PRC is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

The Company reviews its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. Based on this analysis, there was no indication of impairment at March 31, 2018 and December 31, 2017.

6. Notes Payable

Senior Secured Term Note

On March 23, 2017, the Company and its subsidiaries, M&I Electric Industries, Inc. and South Coast Electric Systems, LLC (collectively, the “Sellers”) issued and sold to HD Special-Situations III, L.P. (the “Purchaser”) a $7.00 million principal amount Senior Secured Term Note (the “Note”)  with principal of $0.50 million due and paid on June 30, 2017, with the remaining balance due 48 months after issuance for cash at par pursuant to a Note Purchase Agreement  (the “Purchase Agreement”). Proceeds from the sale of the Note were used to fully repay and terminate the Company’s prior revolving credit facilities with approximately $1.00 million being available for the Company’s working capital and general business purposes.

The Note bears interest at 11.5% per annum payable monthly in arrears. The Note is secured by a first-priority lien on substantially all existing and after-acquired personal property assets and real estate owned by the Sellers (with certain exceptions) and is subject to covenants restricting the Company’s ability to incur debt, grant liens, pay dividends, engage in transactions with affiliates and other customary covenants for financing of this type (subject to certain exceptions). The Note is subject to an interest “make-whole” provision such that any prepayment of the principal thereunder in excess of $1.50 million (the “Prepayment Threshold”) within one year of the date of issuance (the “Make-Whole Period”) shall be subject to prepayment premium. No prepayments were made during the Make-Whole Period which expired on March 28, 2018. After the one year Make- Whole Period the Note may be prepaid in part or in full with no penalty.

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

On November 13, 2017, the Company entered into an agreement modifying the terms of its Senior Secured Term Note. The modification included revisions to the original revenue and EBITDA covenants along with the requirement of minimum principal reductions of $30,000 per month beginning in April 2018.  In consideration for the modified terms, the Company issued 500,000 warrants to purchase the Company’s common stock at an exercise price of $2.26 which expire in November 2023.

The fair valve of the warrants of approximately $0.37 million was recognized as additional paid-in capital with a corresponding discount to long-term notes payable. The discount is accreted to interest expense through Note’s maturity. Discount accretion for the three months ended March 31, 2018 and 2017 totaled $0.03 million and $0, respectively.

As of March 31, 2018, the Company was not in compliance with the minimum monthly EBITDA covenant but was granted a waiver for the period. There can be no assurances that covenants can be met in the future and if not met, waivers can be obtained. In the event that the Company fails to meet covenants in the future, the Company may not be able to obtain the necessary waivers or amendments to remain in compliance with the Purchase Agreement and the Purchaser may declare a default and cause all of the Company’s outstanding indebtedness under the Purchase Agreement to become immediately due and payable or otherwise subject to an additional rate of 4.0% per annum and scheduled amortization of principal.

On March 29, 2018, the Company’s subsidiary, M&I Brazil, extended the terms of its Loan Agreement with the former chairman of AETI to June 7, 2019. The Loan Agreement provides the Company with a $0.30 million loan facility of which $0.20 million is drawn and is outstanding as of March 31, 2018 and with any balance outstanding due June 7, 2019. Under the loan agreement, the interest rate on the loan facility is 10.0%, per annum, payable each quarter. The loan facility is secured by the assets held by M&I Brazil.

7. Inventories

Inventories consisted of the following at March 31, 2018 (unaudited) and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$669	$519
Work-in-process	1,344	886
	2,013	1,405
Less: allowance	(77)	(78)
Total inventories	$1,936	$1,327

8. Income Taxes

The tax provision for the three months ended March 31, 2018 reflects the provision from taxes on our earnings from our Brazilian subsidiary. The Company has established a full valuation allowance on its deferred tax assets due to uncertainty regarding future realization.

9. Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, short-term investments, trade accounts receivable and accounts payable approximate fair value as of March 31, 2018 and December 31, 2017 because of the relatively short maturity of these instruments.

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

The initial value allocated to the Warrants was recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the Warrants is accreted to retained earnings through the scheduled redemption date of the redeemable Series A Convertible Preferred Stock. Discount accretion totaled $0.01 million for both the three months ended March 31 for both 2018 and 2017.

The Series A Convertible Preferred Stock accrues cumulative dividends at a rate of 6% per annum payable quarterly in cash or in shares of Common Stock, at the option of the Company, based on the then current liquidation market price value of the Series A

Convertible Preferred Common Stock, which is currently $5.00 per share. Quarterly dividends not paid in cash or Common Stock accumulate without interest and must be fully paid before any dividend or other distribution can be paid on or declared and set apart for the Common Stock or conversion of the Series A Convertible Preferred Stock to Common Stock. At March 31, 2018 and December 31, 2017, the company had accrued but unpaid dividends totaling $0.08 million which is included in accounts payable and other accrued expenses in the condensed consolidated balance sheet. During the three months ended March 31, 2018, the Company issued 50,799 shares of common stock as payment of dividends accrued as of December 31, 2017.

On or after April 30, 2017, the holders of a majority of the outstanding shares of the Series A Convertible Preferred Stock may require the Company to redeem the Series A Convertible Preferred Stock at a redemption price equal to the lessor of (i) the liquidation preference per share (initially $5.00 per share, subject to adjustments for certain future equity transactions defined in the Securities Purchase Agreement) and (ii) the fair market value of the Series A Convertible Preferred Stock per share, as determined in good faith by the Company’s Board of Directors. As of March 31, 2018 and December 31, 2017, the redemption price per share was $5.00 in both years. The redemption price, plus any accrued and unpaid dividends, shall be payable in 36 equal monthly installments plus interest at an annual rate of 6%.

In connection with the issuance of the Company’s senior secured Term Note, described in Note 6, the Company has agreed with the Purchaser of the Term Note and the holder of the Preferred Stock (the “Holder”) not to declare, authorize or pay any cash dividends on the Preferred Stock until the earlier of (i) March 22, 2018, or (ii) the date the obligations under the Note Purchase Agreement have been paid in full (the “Standstill Period”), without the prior written consent of the Purchaser. Following the expiration of the Standstill Period, for so long as the obligations under the Note Purchase Agreement remain outstanding, the Company may, at its sole discretion, declare, authorize or pay dividends in cash on the Preferred Stock so long as no event of default exists under the Term Note or would result therefrom. The Holder also agreed that it shall not exercise its rights to require the Company to redeem any of the Preferred Stock during the Standstill Period. Following the expiration of the Standstill Period, so long as the obligations under the Note Purchase Agreement remain outstanding, the Holder may compel the Company to redeem shares of Preferred Stock provided no event of default exists under the Term Note or would result from such redemption. In consideration for the Holder’s consent to the foregoing restrictions on the payment of cash dividends on or redemption of the Preferred Stock, the Company entered into an agreement with the Holder (the “Repricing Agreement”) on August 1, 2017. Pursuant to the Repricing Agreement, each share of Series A Preferred Stock will be initially convertible, at the option of the holder, into one (1) share of common stock at a conversion price of $2.26 per share of common stock, so that the Series A Preferred Stock sold to the Holder are currently convertible into an aggregate of 2,212,389 shares of common stock. In addition, pursuant to the Repricing Agreement, the Series A Warrants sold to the Holder will be exercisable for 125,000 shares of common stock at an initial exercise price of $2.72 per share and the Series B Warrants sold to the Holder will be exercisable for 200,000 shares of common stock at an initial exercise price of $3.17 per share.

     In order to comply with the rules of the NASDAQ Stock Market, the Repricing Agreement prohibits the issuance of more than 19.99% of our common stock or voting power outstanding to the Holder as of the date of the Repricing Agreement without stockholder approval. The Company has agreed to seek the approval of its stockholders in the upcoming meeting of stockholders in June 2018. In the event that stockholder approval is received and the Holder were to convert all of its Series A Preferred Stock into common stock and exercised all of its Common Stock Purchase Warrants for cash, the Holder would be issued more than 19.99% of our common stock and voting power as of the date of the Repricing Agreement.

This agreement was approved by a committee of the Board of Directors comprised solely of independent directors.

Common Stock

For the three months ended March 31, 2018, the Company issued a total of 94,872 shares of common stock. The Company issued 50,799 shares of common stock as payment of accrued preferred dividends, as noted above, with the remaining 44,073 shares issued in connection with the Company’s Employee Stock Purchase Plan and upon vesting of restricted stock units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in the Form 10-Q and the consolidated financial statements included in the 2017 Annual Report on Form 10-K filed on March 29, 2018. Historical results and percentage relationships set forth in the condensed consolidated statements of operations and cash flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.

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

These statements, including statements regarding our capital needs, business strategy, expectations and intentions, are subject to numerous risks and uncertainties, many of which are beyond our control, including our ability to maintain key products’ sales or effectively react to other risks including those discussed in Part I, Item 1A, Risk Factors, of our 2017 Annual Report on Form 10-K filed on March 29, 2018. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

•

M&I Electric Far East, Ltd. (“MIEFE”), in which the Company holds a 41% interest; MIEFE’s general manager holds an 8% interest and, Sonepar of France, holds a 51% interest. In 2016, due to market conditions, the business suspended operations and the investment in MIEFE was written down to zero, excluding the foreign currency translation of $0.21 million which will be adjusted upon the completion of the disposal. In November 2017, the Company executed a letter of intent to divest of its ownership interest in MIEFE.

Locations

Our Company headquarters are located in Houston, Texas. We have domestic facilities and sales offices in Houston and Beaumont, Texas. We also have a service operation in Houma, Louisiana.

We operate M&I Electric Brazil as a wholly-owned subsidiary with three locations (Macaé, Rio de Janiero and Belo Horizonte) in Brazil to offer our services to the Brazil oil and gas, marine vessel, power generation and broad industrial markets.

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

Allowance for Obsolete and Slow-Moving Inventory – The Company regularly reviews the value of inventory on hand using specific aging categories, and records a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required. Based on this assessment at March 31, 2018 and December 31, 2017, management believes the inventory reserve is adequate.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and the financial condition of those specific customers. The Company also reviews historical experience with the customer, the general economic environment and the aging of receivables. The Company records an allowance to reduce receivables to the amount that is reasonably believed to be collectible. Based on this assessment at March 31, 2018 and December 31, 2017, management believes the allowance for doubtful accounts is adequate.

Revenue Recognition – See Note 2 for new accounting policy on revenue recognition.

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

During 2017, the Company's business operations in Houston and Beaumont Texas were adversely impacted by Hurricane Harvey. Although the company’s facilities did not sustain any damage, operations were temporarily idled, delaying the schedules of customer projects resulting in a $2.5 million negative revenue impact. The Company maintains business interruption insurance and has filed a business interruption claim. Although we subsequently received proceeds of $0.12 million in January, 2018, it was less than the amount of our claim. While there can be no assurance that we will receive any additional proceeds, it is anticipated that such additional proceeds would be recorded no earlier than Q2 2018.

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

Carrying Value of Joint Venture Investments – The Company reviews its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. Based on the most recent review at March 31, 2018 and December 31, 2017, management believes the carrying value of investments in foreign joint ventures is recoverable.

Business Outlook

Although the global energy market experienced a significant decline in recent years due to reduced oil prices, 2017 saw the beginnings of a market recovery and there can be no assurance that it will continue. The Company believes the current market creates potential growth opportunities for the remainder of 2018 and into 2019 based on the following:

First, the Company believes the continued availability of low cost natural gas in the United States is a big growth driver.  Low cost natural gas creates significant opportunities in the midstream and downstream oil and gas market, where the Company’s turnkey power delivery solutions are specifically designed for the pipelines, gas processing plants, storage terminals, petrochemical and export terminal markets.  In addition, the Company believes environmental and political pressure on utilities to move away from coal-fired power generation plants to natural gas based power plants will continue, maintaining a strong market opportunity for new power plant projects and for the related products and services the Company provides. The Company believes it is very well positioned to take advantage of the growth of the distributed power generation portion of the power generation market which leverages low cost natural gas for power generation in the 1MW to 10MW project size range.

Second, the Company sees continuing growth opportunities for its IntelliSafe™ medium voltage arc-resistant switchgear. Designed for the downstream oil and gas and the power generation and distribution sectors, IntelliSafe enables the Company to differentiate on safety and reliability for customer projects.

The Company further contends that the recent oil price stability creates opportunities for the company to grow its domestic upstream oil and gas business (including land and offshore drilling) for both technical products and services.

Internationally, the Company is forecasting our global energy markets in Brazil will increase due to stabilization of oil pricing and the subsidence of recent political turmoil experienced there.  Additionally, the rebound in investments in some of the key Brazilian industrial markets could result in growth opportunities for the company’s M&I Electric Brazil subsidiary.

In China, the Company believes the market will remain relatively consistent with 2017 levels with a marginal increase in drilling rig opportunities in Asia.

The company’s Joint Venture in China, BOMAY, is forecasting a slight increase in revenues for the remainder 2018 due to increased opportunities in China as the Chinese government is trying to move away from coal-fired power generation to natural gas which would increase Chinese shale drilling opportunities for the remainder of 2018 and beyond.

The Company ended the quarter with a backlog of $24.9 million, an increase of approximately $6.0 million from the end of last year and a decrease of $1.7 million from March 31, 2017. The increase was related to a large order in the Maine sector. We closely monitor our backlog and order activity and continue to adjust our cost structure and expenditures as conditions require. This backlog is expected to be recognized in revenue during the remainder of 2018 and 2019.

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

OVERALL RESULTS OF OPERATIONS

The following table represents revenue and income (loss) from consolidated operations and net equity income from foreign joint ventures’ operations, for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net sales	$8,289	$8,030
Cost of sales	9,278	8,586
Gross margin	(989)	(556)

Operating expenses:
Research and development	43	104
Selling and marketing	683	611
General and administrative	1,122	1,094
Total operating expenses	1,848	1,809

Loss from operations	(2,837)	(2,365)

Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	171	52
Foreign joint ventures’ operations related expenses	(61)	(64)
Net equity income from foreign joint ventures’ operations	110	(12)

Loss from operations and net equity loss from foreign joint ventures’ operations	$(2,727)	$(2,377)

Sales to foreign joint ventures are made on an arm’s length basis. See Footnote 5 in notes to condensed consolidated financial statements for detailed financial information on the foreign joint ventures.

Non-U.S GAAP Financial Measures

A non-U.S. GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. Please see the Company’s Annual Report on Form 10-K for 2017 filed on March 29, 2018 for a more in-depth discussion of this indicator, earnings before interest, taxes, depreciation and amortization (“EBITDA”). Management believes it is useful in evaluating operating performance.

Non-U.S. GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with U.S. GAAP.

 The table below shows the reconciliation of net income (loss) attributable to common stockholders to “EBITDA” for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Net loss attributable to common stockholders	$(3,054)	$(2,584)
Add: Depreciation and amortization	190	218
Interest expense	235	100
Provision for (benefit from) income taxes	59	18
Dividend on redeemable preferred stock	90	89
EBITDA	$(2,480)	$(2,159)

Backlog

The order backlog at March 31, 2018  and December 31, 2017 was $24.9 million and $18.9 million, respectively. This backlog is expected to be recognized in revenue during the remainder 2018 and 2019.

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

	Three Months Ended March 31, 2018 and 2017
	(in thousands)
2018	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$4,570	$1,974	$1,745	$8,289
Gross Margin	(841)	(152)	4	(989)
Gross Margin as % of Revenue	-18%	-8%	0%	-12%

2017
Revenue	$3,913	$2,855	$1,262	$8,030
Gross Margin	(112)	(202)	(242)	(556)
Gross Margin as % of Revenue	-3%	-7%	-19%	-7%

The table below shows the revenue by geographic area for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	(in thousands)
	2018	2017
North America	$6,389	$6,770
International	1,900	1,260
	$8,289	$8,030

The table below shows North America and International revenue disaggregated by sectors for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31, 2018 and 2017
	(in thousands)
2018	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
North America	$3,364	$1,880	$1,145	$6,389
International	1,206	94	600	$1,900
	$4,570	$1,974	$1,745	$8,289

2017
North America	$2,847	$2,757	$1,166	$6,770
International	1,066	98	96	$1,260
	$3,913	$2,855	$1,262	$8,030

Three Months Ended March 31, 2018 as Compared with the Three Months Ended March 31, 2017

Revenue and Gross Margin

Revenues increased 3%, or $0.26 million, to $8.29 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. This growth was driven by the Company’s continued sales progress in penetrating the midstream and downstream oil and gas market and increased orders for the Company’s IntelliSafe™ medium voltage arc-resistant switchgear.

Gross margin decreased 78%, or $0.43 million, to ($0.99) million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Gross margin as a percentage of revenues decreased to (12%) in the three months ended March 31, 2018, compared to (7%) in the three months ended March 31, 2017. This decrease was primarily attributable to continued competitive pricing pressure along with a $0.66 million of cost overruns in the quarter.

Research and Development Costs

Research and development costs decreased by 59%, or $0.06 million, to $0.04 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. This reduction is primarily related to the completion of the IntelliSafe™ medium voltage arc resistant switchgear product R&D efforts during 2017.

Selling and Marketing Expenses

Selling and marketing costs increased by 12%, or $0.07 million, to $0.68 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due to expanded sales and marketing efforts in the oil and gas sector. Selling and marketing expenses, as a percentage of revenues, remained at 8% during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

General and Administrative Expenses

General and administrative expenses increased by 3%, or $0.03 million, to $1.12 million during the three months ended March 31, 2018, when compared to the three months ended March 31, 2017. General and administrative expenses, as a percentage of revenues, remained at 14% during the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

Foreign Joint Venture Equity Income

Net equity from foreign joint venture operations increased by $0.12 million, to $0.11 million during the three months ended March 31, 2018, when compared to the three months ended March 31, 2017. The increase is primarily due to an increase in performance by our BOMAY joint venture in China.

Other Income (Expense)

Interest expense and other income (expense) increased $0.08 million to $0.18 million during the three months ended March 31, 2018, when compared to the three months ended March 31, 2017, due to increase interest expense of $0.13 million from new financing in 2017. Interest expense and other income (expense), as a percentage of revenues, increased to 2% during the three months ended March 31, 2018 compared to 1% during the three months ended March 31, 2017.

Income Tax Provision

The provision from income taxes for the three months ended March 31, 2018 was $0.06 million which reflects the provision from taxes on our earnings from our Brazilian subsidiary.

Net Income (Loss) Attributable to Common Stockholders

In the three months ended March 31, 2018, we recorded a net loss attributable to common stockholders of ($3.05) million, or ($0.35) of basic earnings per common share, compared to net loss attributable to common stockholders of ($2.58) million or ($0.31) of basic earnings per common share, in the three months ended March 31, 2017. See Note 3, Earnings per Common Share, in the accompanying notes to condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2018 (unaudited)	December 31, 2017
	(in thousands except percentages and ratios)
Working capital	$136	$1,032
Current ratio	1 to 1	1.1 to 1
Debt as a percent of total capitalization	43%	35%

Notes Payable

On March 23, 2017, the Company entered into a $7.00 million Senior Secured Term Note with a third-party lender. The Note is payable in monthly interest only payments in arrears at a fixed rate of 11.5%. Principal of $0.50 million was paid on June 30, 2017 with the balance due March 23, 2021. On November 13, 2017, the Note was modified to revise certain financial covenants and requires monthly principal payments of $0.03 million commencing in April 2018.

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

The Company continues to face a challenging competitive environment and while it continues to focus on its overall profitability, including managing expenses, it reported a loss in 2017 and Q1 2018 and was required to fund cash used in operating activities with cash from investing and financing activities. Going forward, the Company expects to generate additional liquidity from strategic initiatives including monetization of assets and additional debt and equity financing actions. The Company expects that these actions will be executed in alignment with the anticipated timing of its liquidity needs. The Company has taken a number of actions including the hiring on an investment banker to address liquidity in the near term and continues to explore ways to unlock value across a range of assets, including exploring ways to maximize the value of its manufacturing facility in Beaumont, Texas. The Company expects to continue to optimize both international and domestic operations including expansion of its service business in Brazil and diversification of its joint venture operations in China.

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

Operating Activities

During the three months ended March 31, 2018, the Company used cash of $1.51 million in operations as compared to using $0.96 million for the same period in 2017. This was primarily the result of the losses incurred from operations.

Investing Activities

During the three months ended March 31, 2018, the Company’s investing activities used cash of $0.08 million compared to using cash of $0.07 million for the comparable period in 2017. This was primarily the result of increased purchases of property, plant and equipment of $0.01 million.

Financing Activities

During the three months ended March 31, 2018, the Company’s financing activities used cash of $0.07 million compared to providing $0.96 million in the comparable period in 2017. The decrease was related to approximately $1.08 million of additional funds received in the refinancing of notes payable in the first quarter of 2017.

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

As of March 31, 2018, we had cash and cash equivalents of $0.63 million and total outstanding debt of $6.12 million. The Company had no availability for additional borrowings under its credit agreement. In the event that the Company fails to meet covenants in the future, the Company may not be able to obtain the necessary waivers or amendments to remain in compliance with the Purchase Agreement and the Purchaser may declare a default and cause all of the Company’s outstanding indebtedness under the Purchase Agreement to become immediately due and payable.

Interest Rate Risk

Our interest rate sensitive items do not subject us to material risk exposures. Our senior secured term Note has a fixed interest rate of 11.5%, with monthly interest only payments of $0.07 million.

Foreign Currency Transaction Risk

The Company operates a subsidiary in Brazil and maintains equity method investments in its Singapore and Chinese joint ventures, MIEFE and BOMAY, respectively. The functional currencies of the Brazil subsidiary and the joint ventures are the Brazilian Real, Singapore Dollar and the Chinese Yuan, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income, net of tax, in our condensed consolidated balance sheets. In the current three months, this item increased from $0.40 million at December 31, 2017 to $0.78 million at March 31, 2018 due principally to the strengthening of the Chinese Yuan versus the United States Dollar.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the disclosure controls and procedures were effective as of March 31, 2018.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended March 31, 2018 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Date: May 15, 2018

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ William B. Brod
William B. Brod
Chief Financial Officer (Principal Financial Officer)