Form 10-Q
period 2018-06-30
American Electric Technologies Inc
filed 2018-08-14
CIK 1043186

  .

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

As of July 31, 2018 the registrant had 8,916,139 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended June 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$477	$243
Restricted short-term investments	-	-
Accounts receivable-trade, net	516	794
Inventories, net	201	2
Cost and estimated earnings in excess of billings on uncompleted contracts	1,419	592
Prepaid expenses and other current assets	280	151
Current portion of assets held for sale	11,871	14,912
Total current assets	14,764	16,694
Property, plant and equipment, net	578	598
Advances to and investments in foreign joint ventures	9,869	10,947
Deferred tax benefit	40	-
Other assets	246	116
Assets held for sale, less current portion	6,506	7,566
Total assets	$32,003	$35,921
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of long-term note payable	$360	$270
Short-term note payable	5,629	203
Accounts payable and other accrued expenses	2,023	1,058
Accrued payroll and benefits	613	574
Current portion of liabilities held for sale	13,710	13,558
Total current liabilities	22,335	15,663
Long-term note payable, net	-	5,524
Deferred compensation	188	213
Liabilities held for sale, less current portion	-	-
Total liabilities	22,523	21,400
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $532 at June 30, 2018 and $562 at December 31, 2017; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at June 30, 2018 and December 31, 2017	4,468	4,438
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 9,078,837 and 8,850,532 shares issued and 8,884,862 and 8,669,650 shares outstanding at June 30, 2018 and December 31, 2017	9	9
Treasury stock, at cost 193,975 and 180,882 shares at June 30, 2018 and December 31, 2017	(934)	(916)
Additional paid-in capital	14,331	13,811
Accumulated other comprehensive income	(90)	401
Accumulated Deficit; including accumulated statutory reserves in equity method investments of $2,809 at June 30, 2018 and December 31, 2017	(8,304)	(3,222)
Total stockholders’ equity	5,012	10,083
Total liabilities, convertible preferred stock and stockholders’ equity	$32,003	$35,921

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$2,075	$1,331	$3,951	$2,546
Cost of sales	1,566	972	3,114	2,042
Gross margin	509	359	837	504
Operating expenses:
Research and development	-	-	-	-
Selling and marketing	98	127	190	264
General and administrative	469	499	936	1,016
Total operating expenses	567	626	1,126	1,280
Loss from continuing operations	(58)	(267)	(289)	(776)
Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	284	134	455	186
Foreign joint ventures’ operations related expenses	(50)	(64)	(110)	(128)
Net equity income from foreign joint ventures’ operations	234	70	345	58
Income (loss) from continuing operations and net equity income from foreign joint ventures’ operations	176	(197)	56	(718)
Other income (expense):
Interest expense and other, net	(6)	(8)	68	40
Income (loss) from continuing operations before income taxes	170	(205)	124	(678)
Provision for (benefit from) income taxes on continuing operations	129	(90)	189	(73)
Net income (loss) from continuing operations	41	(115)	(65)	(605)
Loss from discontinued operations	(1,979)	(944)	(4,838)	(2,949)
Provision for (benefit from) income taxes on discontinued operations	-	-	-	-
Net loss from discontinued operations	(1,979)	(944)	(4,838)	(2,949)
Net loss before dividends on redeemable convertible preferred stock	(1,938)	(1,059)	(4,903)	(3,554)
Dividends on redeemable convertible preferred stock	(90)	(89)	(179)	(178)
Net loss attributable to common stockholders	$(2,028)	$(1,148)	$(5,082)	$(3,732)
Loss per common share - basic:
Continuing operations	$(0.01)	$(0.02)	$(0.03)	$(0.09)
Discontinued operations	$(0.22)	$(0.11)	$(0.55)	$(0.35)
Consolidated operations	$(0.23)	$(0.13)	$(0.58)	$(0.44)
Loss per common share - diluted:
Continuing operations	$(0.01)	$(0.02)	$(0.03)	$(0.09)
Discontinued operations	$(0.22)	$(0.11)	$(0.55)	$(0.35)
Consolidated operations	$(0.23)	$(0.13)	$(0.58)	$(0.44)

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended June 30,
	2018	2017
Net loss	$(1,938)	$(1,059)
Other comprehensive income:
Foreign currency translation adjustment, net	(866)	61
Total comprehensive loss	$(2,804)	$(998)

	Six Months Ended June 30,
	2018	2017
Net loss	$(4,903)	$(3,554)
Other comprehensive income:
Foreign currency translation adjustment	(491)	102
Total comprehensive loss	$(5,394)	$(3,452)

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,903)	$(3,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax provision (benefit)	-	(151)
Equity income from foreign joint ventures’ operations	(455)	(186)
Depreciation and amortization	377	436
Stock based compensation	284	186
Bad debt expense	30	(157)
Obsolete inventory expense	-	66
Deferred compensation costs	(25)	(23)
Amortization of debt issuance costs	55	31
Change in operating assets and liabilities:
Accounts receivable	268	159
Inventories	(107)	9
Costs and estimated earnings in excess of billings on uncompleted contracts	3,247	(1,031)
Prepaid expenses and other current assets	48	(12)
Accounts payable	(1,992)	807
Billings in excess of costs and estimated earnings on uncompleted contracts	2,009	4,179
Accrued liabilities and other current liabilities	1,514	(331)
Net cash provided by operating activities	350	428
Cash flows from investing activities:
Dividends received from joint ventures	1,127	780
Purchases of property, plant and equipment and other assets	(165)	(133)
Net cash provided by from investing activities	962	647
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	8	8
Treasury stocks purchase	(18)	(30)
Proceeds from long-term notes payable	-	7,000
Proceeds from short-term notes payable	-	200
Payments on revolving credit facility	-	(1,500)
Payments on long-term notes payable	-	(4,200)
Payments on short-term notes payable	(60)	(500)
Payments of debt issuance costs	-	(427)
Other financial activities, net	(146)	-
Net cash provided by (used in) by financing activities	(216)	551
Effect of exchange rate changes on cash	(50)	(2)
Net decrease in cash and cash equivalents	1,046	1,624
Cash and cash equivalents, beginning of period	2,289	1,618
Cash and cash equivalents, end of period	3,335	3,242
Supplemental disclosures of cash flow information:
Interest paid	$506	$332
Non-cash investing and financing transactions:
Issuance of shares of common stock on accrued preferred dividends payables	$225	$300

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

The Company recognizes revenue when or as it satisfies a performance obligation by transferring promised goods or service to a customer using the over-time method to account for certain long-term contracts and point in time method for non-time and material jobs. The non-time and material jobs are of a short-term nature (typically less than one month) and are determined after considering the attributes of such contracts. This method is used because these contracts are typically completed in a short period of time and the financial position and results of operations do not vary materially from those which would result from use of the percentage-of-completion method. Earnings are accrued based on the ratio of costs incurred to total estimated costs. Costs include direct material, direct labor, and job related overhead. For our manufacturing activities we have determined that labor incurred, rather than total costs incurred, provides an improved measure of percentage-of-completion. For contracts with anticipated losses, the estimated losses are charged to operations in the period such losses are determined. The asset, “Work-in-process,” which is included in inventories, represents the cost of labor, material, and overhead on jobs accounted for using the point in time method for non-time and material jobs. The contract asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenue recognized in excess of amounts billed and the contract-liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenue recognized under the percentage-of-completion method.  Due to the nature of these projects, the estimation of total revenue and cost at completion is subject to many variables and requires significant judgement. Progress billings are generally issued upon completion of certain milestones of the project as specified in the contract.

Costs and estimated earnings in excess of billings on uncompleted contracts related to our continuing operations was $1.4 million at June 30, 2018 and $0.6 million at December 31, 2017. Costs and estimated earnings in excess of billings on uncompleted contracts related to our discontinued operations was $2.0 million and $5.8 million at June 30, 2018 and 2017, respectively, and included in current assets held for sale.

The order backlog at June 30, 2018 and December 31, 2017 was $2.1 million and $2.2 million, respectively. This backlog is expected to be recognized in revenue during the remainder of 2018 and 2019.

The table below shows the revenue by geographic area for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,
	(in thousands)
	2018	2017
North America	$-	$-
International	2,075	1,331
	$2,075	$1,331

	Six Months Ended June 30,
	(in thousands)
	2018	2017
North America	$-	$-
International	3,951	2,546
	$3,951	$2,546

The table below shows North America and International revenue disaggregated by sectors for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30, 2018 and 2017
	(in thousands)
2018	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
North America	$-	$-	$-	$-
International	1,390	228	457	$2,075
	$1,390	$228	$457	$2,075

2017
North America	$-	$-	$-	$-
International	1,188	133	10	$1,331
	$1,188	$133	$10	$1,331

	Six Months Ended June 30, 2018 and 2017
	(in thousands)
2018	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
North America	$-	$-	$-	$-
International	2,572	322	1,057	$3,951
	$2,572	$322	$1,057	$3,951

2017
North America	$-	$-	$-	$-
International	2,209	230	107	$2,546
	$2,209	$230	$107	$2,546

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

The Company expects to continue to optimize its international operations including expansion of its service business in Brazil and diversification of its joint venture operations in China. The Company also has the ability to raise additional capital through its shelf registration; however, there is no assurance that additional capital can be obtained or that it can be obtained at terms that are favorable to the Company and its existing stockholders.

Based on the Transaction noted in Note 11, the Company believes it has sufficient liquidity to operate in the near term. As further described in Note 11 in August 2018, the Company has agreed to sell its operations in the United States of America “U.S.” to a third-party. Management believes the funds received from the sale will be sufficient to pay-off the secured term note and fund operations in the near term.

3. Earnings per Common Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the three months and six months ended June 30, 2018 and 2017.

Diluted earnings per share is computed by dividing net income (loss) attributable to common stockholders, by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of convertible instruments and (3) the dilutive effect of the exercise of stock options and other stock units to our common stock.

For the three months and six months ended June 30, 2018, common stock equivalents from convertible instruments, stock options and other stock units have been excluded from the calculation of weighted average diluted shares because all such instruments were anti-dilutive.

The following table sets forth the computation of basic and diluted weighted average common shares.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average basic shares	8,801,657	8,504,240	8,855,444	8,420,680
Dilutive effect of preferred stock, warrants, stock options and restricted stock units	-	-	-	-
Total weighted average diluted shares	8,801,657	8,504,240	8,855,444	8,420,680

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

5. Investments in Foreign Joint Ventures

We have interests in one joint venture, outside of the United States of America (“U.S.”) which is accounted for using the equity method:

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest. BOMAY was formed in 2006 in China with a term of 12 years and was set to expire in 2018. In March 2018, an agreement was approved by the BOMAY Board of Directors extending the joint venture agreement beyond the 2018 expiration date.

The Company disposed of its M&I Electric Far East (“MIEFE”) joint venture interest during the quarter.

The Company made no sales to its joint venture for the three months and six months ended June 30, 2018 and 2017.

Summary (unaudited) financial information of our foreign joint venture in U.S. dollars was as follows at June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 (in thousands):

	BOMAY		MIEFE
	2018	2017	2018	2017
Assets:
Total current assets	$51,572	$50,000	$-	$121
Total non-current assets	3,322	3,457	-	15
Total assets	$54,894	$53,457	$-	$136
Liabilities and equity:
Total liabilities	$29,104	$25,598	$-	$198
Total joint ventures’ equity	25,790	27,859	-	(62)
Total liabilities and equity	$54,894	$53,457	$-	$136

	Three Months Ended June 30,
	BOMAY		MIEFE
	2018	2017	2018	2017

Revenue	$12,231	$6,928	$-	$34
Gross Profit	$1,912	$1,311	$-	$11
Earnings	$710	$335	$-	$40

	Six Months Ended June 30,
	BOMAY		MIEFE
	2018	2017	2018	2017

Revenue	$20,309	$11,149	$-	$34
Gross Profit	$3,697	$2,646	$-	$11
Earnings	$1,137	$465	$-	$40

The following is a summary of activity in investments in foreign joint ventures for the six months ended June 31, 2018 (unaudited):

	June 30, 2018
	BOMAY*	MIEFE	TOTAL
	(in thousands)
Investments in foreign joint ventures:
Balance at December 31, 2017	$10,736	$211	$10,947
Equity in earnings (loss) in 2018	455	-	455
Dividend paid in 2018	(1,127)	-	(1,127)
Foreign currency translation adjustment	(195)	(211)	(406)
Investments, end of period	$9,869	$-	$9,869

Components of investments in foreign joint ventures:
Investment in joint ventures	$2,033	$-	$2,033
Undistributed earnings	7,294	-	7,294
Foreign currency translation	542	-	542
Investments, end of period	$9,869	$-	$9,869
*

Accumulated statutory reserves in equity method investments of $2.81 million at June 30, 2018 and December 31, 2017, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, a wholly-owned foreign invested  enterprise established in the PRC is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

Under the equity method of accounting, the Company’s share of the joint ventures’ operations’ earnings or loss is recognized in the condensed consolidated statements of operations as equity income from foreign joint ventures’ operations. Joint venture income increases the carrying value of the joint venture investment and joint venture losses, as well as dividends received from the joint venture, reduce the carrying value of the investment.

The Company reviews its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. Based on this analysis, there was no indication of impairment at June 30, 2018 and December 31, 2017.

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

The fair valve of the warrants of approximately $0.37 million was recognized as additional paid-in capital with a corresponding discount to long-term notes payable. The discount is accreted to interest expense through Note’s maturity. Discount accretion totaled $0.01 million and $0.03 for the three months and six months ended June 30 for both 2018 and 2017.

As of June 30, 2018, the Company was not in compliance with certain financial covenants. However, as a condition to the Transaction referenced in Note 11, the Company subsequently paid off the debt in full with the Purchaser.

On March 29, 2018, the Company’s subsidiary, M&I Brazil, extended the terms of its Loan Agreement with the former chairman of AETI to June 7, 2019. The Loan Agreement provides the Company with a $0.30 million loan facility of which $0.20 million is drawn and is outstanding as of June 30, 2018 and with any balance outstanding due June 7, 2019. Under the loan agreement, the interest rate on the loan facility is 10.0%, per annum, payable each quarter. The loan facility is secured by the assets held by M&I Brazil.

7. Inventories

Inventories consisted of the following at June 30, 2018 (unaudited) and December 31, 2017 (in thousands):

Continuing Operations
	June 30, 2018	December 31, 2017
Raw materials	$201	$2
Work-in-process	-	-
	201	2
Less: allowance	-	-
Total inventories	$201	$2

8. Income Taxes

The tax provision for the three and six months ended June 30, 2018 reflects the provision from taxes on our earnings from our Brazilian subsidiary and dividends received from BOMAY. The Company has established a full valuation allowance on its deferred tax assets due to uncertainty regarding future realization.

9. Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, short-term investments, trade accounts receivable and accounts payable approximate fair value as of June 30, 2018 and December 31, 2017 because of the relatively short maturity of these instruments.

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

The initial value allocated to the Warrants was recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the Warrants is accreted to retained earnings through the scheduled redemption date of the redeemable Series A Convertible Preferred Stock.  Discount accretion totaled $0.01 million for both the three months ended June 30 for both 2018 and 2017. Discount accretion totaled $0.03 million for both the six months ended June 30 for 2018 and 2017.

The Series A Convertible Preferred Stock accrues cumulative dividends at a rate of 6% per annum payable quarterly in cash or in shares of Common Stock, at the option of the Company, based on the then current liquidation market price value of the Series A Convertible Preferred Common Stock, which is currently $5.00 per share. Quarterly dividends not paid in cash or Common Stock accumulate without interest and must be fully paid before any dividend or other distribution can be paid on or declared and set apart for the Common Stock or conversion of the Series A Convertible Preferred Stock to Common Stock. At June 30, 2018 and December 31, 2017, the company had accrued but unpaid dividends totaling $0.08 million which is included in accounts payable and other accrued expenses in the condensed consolidated balance sheet. During the six months ended June 30, 2018 and 2017, the Company issued 182,025 and 149,422 shares of common stock as payment of dividends, respectively.

On or after April 30, 2017, the holders of a majority of the outstanding shares of the Series A Convertible Preferred Stock may require the Company to redeem the Series A Convertible Preferred Stock at a redemption price equal to the lessor of (i) the liquidation preference per share (initially $5.00 per share, subject to adjustments for certain future equity transactions defined in the Securities Purchase Agreement) and (ii) the fair market value of the Series A Convertible Preferred Stock per share, as determined in good faith by the Company’s Board of Directors. As of June 30, 2018 and December 31, 2017, the redemption price per share was $5.00 in both years. The redemption price, plus any accrued and unpaid dividends, shall be payable in 36 equal monthly installments plus interest at an annual rate of 6%.

In connection with the issuance of the Company’s senior secured term note, described in Note 6, the Company has agreed with the Purchaser of the Note and the holder of the Preferred Stock (the “Holder”) not to declare, authorize or pay any cash dividends on the Preferred Stock until the earlier of (i) March 22, 2018, or (ii) the date the obligations under the Note Purchase Agreement have been paid in full (the “Standstill Period”), without the prior written consent of the Purchaser. Following the expiration of the Standstill Period, for so long as the obligations under the Note remain outstanding, the Company may, at its sole discretion, declare, authorize or pay dividends in cash on the Preferred Stock so long as no event of default exists under the Term Note or would result therefrom. The Holder also agreed that it shall not exercise its rights to require the Company to redeem any of the Preferred Stock during the Standstill Period. Following the expiration of the Standstill Period, so long as the obligations under the Note remain outstanding, the Holder may compel the Company to redeem shares of Preferred Stock provided no event of default exists under the Note or would result from such redemption. In consideration for the Holder’s consent to the foregoing restrictions on the payment of cash dividends and redemption of the Preferred Stock, the Company entered into an agreement with the Holder (the “Repricing Agreement”) on August 1, 2017. Pursuant to the Repricing Agreement, each share of Series A Preferred Stock will be initially convertible, at the option of the holder, into one (1) share of common stock at a conversion price of $2.26 per share of common stock, so that the Series A Preferred Stock sold to the Holder are currently convertible into an aggregate of 2,212,389 shares of common stock. In addition, pursuant to the Repricing Agreement, the Series A Warrants sold to the Holder will be exercisable for 125,000 shares of common stock at an initial exercise price of $2.72 per share and the Series B Warrants sold to the Holder will be exercisable for 200,000 shares of common stock at an initial exercise price of $3.17 per share.

This agreement was approved by a committee of the Board of Directors comprised solely of independent directors.

Common Stock

For the six months ended June 30, 2018, the Company issued a total of 228,305 shares of common stock. The Company issued 182,025 shares of common stock as payment of accrued preferred dividends, as noted above, with the remaining 46,280 shares issued in connection with the Company’s Employee Stock Purchase Plan and upon vesting of restricted stock units.

11. Subsequent Event

On August 6, 2018, the Company announced it had agreed to sell its U.S. business operated by its wholly owned subsidiary, M&I Electric Industries, Inc. to an affiliate of Myers Power Products, Inc. pursuant to an Asset Purchase Agreement (Transaction). The purchase price for the assets will be $17.3 million resulting in cash proceeds at closing of approximately $10.8 million after working capital and other closing adjustments. The buyer is also assuming approximately $12.8 million of liabilities related to the assets being sold. The Company will pay off its long term debt of $6.5 million and certain other expenses in connection with the sale resulting in additional working capital of approximately $4.3 million upon completion of the transaction.

Although the assets sold do not constitute a majority portion of the company’s net assets, the M&I Electric US operations does represent a significant portion of the company’s consolidated revenue and so is accounted for as held for sale and discontinued operations. This Transaction closed August 12th, 2018.

12. Discontinued Operations

Based on the transaction noted in Note 11, the operating results of M&I Electric Industries Inc. in the United States are classified as discontinued operation and its assets and associated liabilities are carried as assets and liabilities held for sale. Future periods will continue to report M&I Electric Industries Inc. in the United States results as discontinued in all comparative periods.

The following tables summarize the M&I Electric Industries Inc. United States assets and liabilities held for sale and operating results.

M&I Electric Industries Inc. in the United States

Assets and Liabilities held for sale

(in thousands)

	June 30,	December 31,
	2018	2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,858	$2,046
Restricted short-term investments	50	50
Accounts receivable-trade, net	5,405	5,266
Inventories, net	1,206	1,325
Cost and estimated earnings in excess of billings on uncompleted contracts	1,973	5,841
Prepaid expenses and other current assets	379	384
Total current portion of assets held for sale	11,871	14,912
Property, plant and equipment, net	6,000	6,323
Intangibles	506	458
Retainage receivables	-	785
Total non-current assets held for sale	6,506	7,566
Total assets held for sale	$18,377	$22,478
Liabilities
Current liabilities:
Accounts payable and other accrued expenses	$9,378	$11,278
Short-term note payable	116	150
Accrued payroll and benefits	415	338
Billings in excess of costs and estimated earnings on uncompleted contracts	3,801	1,792
Total current liabilities held for sale	13,710	13,558
Total liabilities held for sale	$13,710	$13,558

M&I Electric Industries Inc. in the United States

Statements of Operations

Unaudited

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$7,750	$11,629	$14,163	$18,444
Cost of sales	8,301	11,172	16,032	18,688
Gross margin	(551)	457	(1,869)	(244)
Operating expenses:
Research and development	42	78	85	183
Selling and marketing	641	568	1,231	1,042
General and administrative	618	399	1,273	975
Total operating expenses	1,301	1,045	2,589	2,200
Loss from discontinued operations	(1,852)	(588)	(4,458)	(2,444)
Other income (expense):
Interest expense and other, net	(127)	(356)	(380)	(505)
Loss from discontinued operations before income taxes	(1,979)	(944)	(4,838)	(2,949)
Provision for (benefit from) income taxes on discontinued operations	-	-	-	-
Loss from discontinued operations	$(1,979)	$(944)	$(4,838)	$(2,949)

Cash provided by operating activities of discontinued operations for the six months ended June 30, 2018 was $0.4 million. Cash provided by operating activities of discontinued operations for the six months ended June 30, 2017 was $1.1 million. Cash used in investing activities of discontinued operations for the six months ended June 30, 2018 was $0.2 million. Cash used in investing activities of discontinued operations for the six months ended June 30, 2017 was $0.1 million.

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

During August of 2018, the Company entered into an Asset Purchase Agreement (“Transaction”) to sell certain portions of its operations in the United States as further described below.  As a result, the assets and liabilities to be sold are reported in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet for all periods presented.  Additionally, the current and historical operating results associated with these assets and liabilities have been reclassified to give effect to these changes and are reported as discontinued operations in the Condensed Consolidated Statement of Operations for all periods presented.

Overview

The second quarter financials reflects a company in transition.  The announced sale of the U.S. operations of its wholly owned subsidiary, M&I Electric Industries Inc., ends months of uncertainty for its stakeholders and is a result of the strategic initiatives previously reported in last quarter.  The sale will provide AETI greater financial flexibility as it considers further strategic options along with maintaining its international investments and operations.

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
•

Marine applications includes blue water vessels such as platform supply vessels (PSV), offshore supply vessels (OSV), tankers and various other work boats, typically up to 300 ft. in length. The Company also provides solutions to brown water vessels such as barges, dredges and other river and inland water vessels.

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

We currently have ownership interest in one joint ventures outside of the U. S. which is accounted for on the equity method.

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

We also have a 40% interest in a foreign joint venture with facilities in Xian, China.

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

Allowance for Obsolete and Slow-Moving Inventory – The Company regularly reviews the value of inventory on hand using specific aging categories, and records a provision for obsolete and slow-moving inventory based on historical usage and estimated future usage. As actual future demand or market conditions may vary from those projected, adjustments to our inventory reserve may be required. Based on this assessment at June 30, 2018 and December 31, 2017, management believes the inventory reserve is adequate.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and the financial condition of those specific customers. The Company also reviews historical experience with the customer, the general economic environment and the aging of receivables. The Company records an allowance to reduce receivables to the amount that is reasonably believed to be collectible. Based on this assessment at June 30, 2018 and December 31, 2017, management believes the allowance for doubtful accounts is adequate.

Revenue Recognition – See Note 2 for new accounting policy on revenue recognition.

Foreign Currency Gains and Losses – Foreign currency translations are included as a separate component of comprehensive income. The Company has determined the local currency of its foreign joint venture and foreign subsidiary, M&I Brazil, to be the functional currency. In accordance with ASC 830, the assets and liabilities of the foreign equity investees and M&I Brazil, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date and net sales and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income, net of deferred income taxes, which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

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

Equity Income from Foreign Joint Ventures’ Operations – The Company accounts for its investments in foreign joint venture using the equity method. Under the equity method, the Company records its pro-rata share of foreign joint venture income or losses and adjusts the basis of its investment accordingly. Dividends received from the joint venture, if any, are recorded as reductions to the investment balance.

Carrying Value of Joint Venture Investment – The Company reviews its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. Based on the most recent review at June 30, 2018 and December 31, 2017, management believes the carrying value of the investment in its foreign joint venture is recoverable.

Business Outlook

Through the first and second quarter of 2018, the Company saw increasing signs of a rebound in its traditional international drilling business.

In Brazil, the Company is forecasting global energy market growth due to stabilization of oil prices and the return of major oil and gas companies to the Brazilian market. The rebound in investments in some of the key Brazilian industrial markets could result in growth opportunities for the Company as well.

In China, the Company’s Joint Venture BOMAY, is anticipating market growth for the remainder of 2018 as the Chinese government is trying to move away from coal-fired power generation to natural gas which would increase Chinese shale drilling opportunities for the remainder of 2018 and beyond.

OVERALL RESULTS OF CONTINUING OPERATIONS

The following table represents revenue and income (loss) from continuing operations and net equity income from foreign joint ventures’ operations, for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$2,075	$1,331	$3,951	$2,546
Cost of sales	1,566	972	3,114	2,042
Gross margin	509	359	837	504

Operating expenses:
Selling and marketing	98	127	190	264
General and administrative	469	499	936	1,016
Total operating expenses	567	626	1,126	1,280

Loss from continuing operations	(58)	(267)	(289)	(776)

Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	284	134	455	186
Foreign joint ventures’ operations related expenses	(50)	(64)	(110)	(128)
Net equity income from foreign joint ventures’ operations	234	70	345	58

Income (loss) from continuing operations and net equity income from foreign joint ventures’ operations	$176	$(197)	$56	$(718)

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

 The table below shows the reconciliation of net loss attributable to common stockholders to “EBITDA” for the three months and six months ended June 30, 2018 and 2017 (dollars in thousands):

Continuing Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss on continuing operations attributable to common stockholders	$(49)	$(203)	$(244)	$(783)
Add: Depreciation and amortization	11	27	24	55
Interest expense	4	5	11	6
Provision for (benefit from) income taxes	129	(90)	189	(73)
Dividend on redeemable preferred stock	89	89	179	178
EBITDA	$184	$(172)	$159	$(617)

Backlog

The order backlog at June 30, 2018  and December 31, 2017 was $2.1 million and $2.2 million, respectively. This backlog is expected to be recognized in revenue during the remainder 2018 and 2019.

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

Our continuing operations constitute the electric distribution, conversion, automation and control systems manufactured and sold by our wholly own Brazilian subsidiary. Our interest in our Chinese joint venture is accounted for by the equity method.

	Three Months Ended June 30, 2018 and 2017
	(in thousands)
2018	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$1,390	$228	$457	$2,075
Gross Profit	371	64	74	509
Gross Profit as % of Revenue	27%	28%	16%	25%

2017
Revenue	$1,188	$133	$10	$1,331
Gross Profit	319	36	4	359
Gross Profit as % of Revenue	27%	27%	40%	27%

	Six Months Ended June 30, 2018 and 2017
	(in thousands)
2018	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$2,572	$322	$1,057	$3,951
Gross Profit	578	80	179	837
Gross Profit as % of Revenue	22%	25%	17%	21%

2017
Revenue	$2,209	$230	$107	$2,546
Gross Profit	441	48	15	504
Gross Profit as % of Revenue	20%	21%	14%	20%

Three Months Ended June 30, 2018 as Compared with the Three Months Ended June 30, 2017

Revenue and Gross Margin

Revenues increased 56%, or $0.74 million, to $2.08 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. This growth was driven by the Company’s continued sales progress in penetrating the industrial market and increased orders from a repeat customer.

Gross margin increased 42%, or $0.15 million, to $0.51 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Gross margin as a percentage of revenues decreased to 25% in the three months ended June 30, 2018, compared to 27% in the three months ended June 30, 2017. This decrease was primarily attributable to continued competitive pricing pressure mainly in the industrial section.

Selling and Marketing Expenses

Selling and marketing costs decreased by 23%, or $0.03 million, to $0.01 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. This decrease was primarily attributable to a layoff of sales employee not replaced. Selling and marketing expenses, as a percentage of revenues, decreased to 5% during the three months ended June 30, 2018 compared to 10% in the three months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses decreased by 6%, or $0.03 million, to $0.47 million during the three months ended June 30, 2018, when compared to the three months ended June 30, 2017. General and administrative expenses, as a percentage of revenues, decreased to 23% during the three months ended June 30, 2018, compared to 37% during the three months ended June 30, 2017.

Foreign Joint Venture Equity Income

Net equity income from foreign joint venture operations increased by $0.16 million, to $0.23 million during the three months ended June 30, 2018, when compared to the three months ended June 30, 2017. The increase is primarily due to an increase in performance by our BOMAY joint venture in China.

Other Income (Expense)

Interest expense and other income (expense) remained at $0.01 million during the three months ended June 30, 2018 when compared to the three months ended June 30, 2017.

Income Tax Provision

The provision from income taxes for the three months ended June 30, 2018 was $0.06 million which reflects the provision of taxes on our earnings from our Brazilian subsidiary and the tax on the BOMAY dividend.

Six Months Ended June 30, 2018 as Compared with the Six Months Ended June 30, 2017

Revenue and Gross Margin

Revenues increased 55%, or $1.41 million, to $3.95 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This growth was driven by the Company’s continued sales progress in penetrating the power generation market and increased orders for field services.

Gross margin increased 66%, or $0.33 million, to $0.84 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Gross margin as a percentage of revenues increased to 21% in the six months ended June 30, 2018, compared to 20% in the six months ended June 30, 2017. This increase was primarily attributable to the increase in revenue.

Selling and Marketing Expenses

Selling and marketing costs decreased by 28%, or $0.07 million, to $0.19 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This decrease was primarily attributable to a layoff of sales employee not replaced. Selling and marketing expenses, as a percentage of revenues, decreased to 5% during the three months ended June 30, 2018 compared to 10% during the six months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses decreased by 8%, or $0.08 million, to $0.94 million during the six months ended June 30, 2018, when compared to the six months ended June 30, 2017. This decrease was primarily attributable to fines and interest paid to suppliers and taxes due to delays on payments less than 60 days, due cash flow issues and moving an employee to indirect cost center without replacement. General and administrative expenses, as a percentage of revenues, decreased to 24% during the six months ended June 30, 2018, compared to 40% during the six months ended June 30, 2017.

Foreign Joint Venture Equity Income

Net equity income from foreign joint venture operations increased by $0.29 million, to $0.35 million during the six months ended June 30, 2018, when compared to the six months ended June 30, 2017. The increase is primarily due to an increase in performance by our BOMAY joint venture in China.

Other Income (Expense)

Interest expense and other income (expense) increased $0.03 million to $0.07 million during the six months ended June 30, 2018, when compared to the six months ended June 30, 2017. Interest expense and other income (expense), as a percentage of revenues, remained at 2% during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Income Tax Provision

The provision for income taxes for the six months ended June 30, 2018 was $0.19 million which reflects the provision of taxes on our earnings from our Brazilian subsidiary and the tax on the BOMAY dividend.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2018 (unaudited)	December 31, 2017
	(in thousands except percentages and ratios)
Working capital	$(7,571)	$752
Current ratio	0.7 to 1	1 to 1
Debt as a percent of total capitalization	0%	35%

Notes Payable

On March 23, 2017, the Company entered into a $7.00 million Senior Secured Term Note with a third-party lender. The Note is payable in monthly interest only payments in arrears at a fixed rate of 11.5%. Principal of $0.50 million was paid on June 30, 2017 with the balance due March 23, 2021. On November 13, 2017, the Note was modified to revise certain financial covenants and requires monthly principal payments of $0.03 million which commenced in April 2018.

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

Operating Activities

During the six months ended June 30, 2018, the Company provided cash of $0.35 million in operations as compared to providing $0.43 million for the same period in 2017. This was primarily the result of advanced payments on two projects as of June 30, 2018 and accounted for in billings in excess of costs and estimated earnings on uncompleted contracts.

Investing Activities

During the six months ended June 30, 2018, the Company’s investing activities provided cash of $0.96 million compared to providing cash of $0.65 million for the comparable period in 2017. This was primarily the result of the dividend received from BOMAY.

Financing Activities

During the six months ended June 30, 2018, the Company’s financing activities used cash of $0.22 million compared to providing $0.55 million in the comparable period in 2017. This was primarily the result of financing costs related to insurance.

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

As of June 30, 2018, we had cash and cash equivalents of $0.48 million and total outstanding debt of $6.11 million. The Company had no availability for additional borrowings under its credit agreement. As disclosed in Note 11, the Company closed its Transaction and paid off the term note.

Interest Rate Risk

Our interest rate sensitive items do not subject us to material risk exposures. Our senior secured term Note has a fixed interest rate of 11.5%, with monthly interest only payments of $0.07 million. Required of minimum principal reductions of $30,000 per month began in April 2018.

Foreign Currency Transaction Risk

The Company operates a subsidiary in Brazil and maintains an equity method investment in its Chinese joint venture, BOMAY. The functional currencies of the Brazil subsidiary and the joint ventures are the Brazilian Real and the Chinese Yuan, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income, net of tax, in our condensed consolidated balance sheets. In the current six months, this item decreased from $0.40 million at December 31, 2017 to ($0.09) million at June 30, 2018 due principally to the strengthening of the United States Dollar versus the Chinese Yuan and the disposal of the MIEFE joint venture.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the disclosure controls and procedures were effective as of June 30, 2018.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes during the period ended June 30, 2018 in the risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2018 the Company issued 182,025 shares of its common stock to the holder of its Series A Convertible Preferred Stock in lieu of cash dividends. The common stock was not registered under the Securities Act of 1933 and contained a restriction on transfer legend. The Company issued the shares under the exemption from registration under Sect. 4(2) of the Securities Act and other exemptions from registration may also be applicable.

Our loan agreement prohibits the payment of cash dividends on our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Index to Exhibits

Exhibit No.	Exhibit Description
10.1	2007 Employee Stock Incentive Plan, as ameded.*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Accounting Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Indicate a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2018

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Charles M. Dauber
Charles M. Dauber
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ William B. Brod
William B. Brod
Chief Financial Officer (Principal Financial Officer)