Form 10-Q
period 2018-09-30
American Electric Technologies Inc
filed 2018-11-14
CIK 1043186

  .

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

Commission File No. 000-24575

AMERICAN ELECTRIC TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3410234
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6575 West Loop South, Suite 500, Bellaire, TX 77401

(Address of principal executive offices)

(832) 241-6330

(Registrant’s telephone number)

* * * * * * * * * * * * * * * * * * * * * *

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (S. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 12, 2018 the registrant had 8,969,437 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended September 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,653	$243
Accounts receivable-trade, net	598	794
Inventories, net	44	2
Unbilled receivables	1,219	592
Prepaid expenses and other current assets	282	151
Current portion of assets held for sale	-	14,912
Total current assets	7,796	16,694
Property, plant and equipment, net	500	598
Advances to and investments in foreign joint ventures	9,749	10,947
Other assets	99	116
Assets held for sale, less current portion	-	7,566
Total assets	$18,144	$35,921
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of long-term note payable	$-	$270
Short-term note payable	199	203
Accounts payable and other accrued expenses	4,249	1,058
Accrued payroll and benefits	801	574
Current portion of liabilities held for sale	-	13,558
Total current liabilities	5,249	15,663
Long-term note payable, net	-	5,524
Deferred compensation	170	213
Total liabilities	5,419	21,400
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $517 at September 30, 2018 and $562 at December 31, 2017; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at September 30, 2018 and December 31, 2017	4,483	4,438
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 9,163,412 and 8,850,532 shares issued and 8,969,437 and 8,669,650 shares outstanding at September 30, 2018 and December 31, 2017	9	9
Treasury stock, at cost 193,975 and 180,882 shares at September 30, 2018 and December 31, 2017	(950)	(916)
Additional paid-in capital	14,628	13,811
Accumulated other comprehensive income	(644)	401
Accumulated Deficit; including accumulated statutory reserves in equity method investments of $2,809 at September 30, 2018 and December 31, 2017	(4,801)	(3,222)
Total stockholders’ equity	8,242	10,083
Total liabilities, convertible preferred stock and stockholders’ equity	$18,144	$35,921

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$1,934	$1,456	$5,885	$4,002
Cost of sales	1,377	1,162	4,490	3,204
Gross margin	557	294	1,395	798
Operating expenses:
Selling and marketing	98	127	289	391
General and administrative	1,390	1,125	3,599	3,117
Total operating expenses	1,488	1,252	3,888	3,508
Loss from continuing operations	(931)	(958)	(2,493)	(2,710)
Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	251	98	706	284
Foreign joint ventures’ operations related expenses	(32)	(68)	(142)	(195)
Net equity income from foreign joint ventures’ operations	219	30	564	89
Income (loss) from continuing operations and net equity income from foreign joint ventures’ operations	(712)	(928)	(1,929)	(2,621)
Other income (expense):
Interest expense and other, net	16	11	85	29
Income (loss) from continuing operations before income taxes	(696)	(917)	(1,844)	(2,592)
Provision for (benefit from) income taxes on continuing operations	128	11	318	(84)
Net income (loss) from continuing operations	(824)	(928)	(2,162)	(2,508)
Income (loss) from discontinued operations, including gain on sale of $6,279 during the three months ended September 30, 2018	4,413	(112)	848	(2,086)
Provision for (benefit from) income taxes on discontinued operations	-	-	-	-
Net income (loss) from discontinued operations	4,413	(112)	848	(2,086)
Net income (loss) before dividends on redeemable convertible preferred stock	3,589	(1,040)	(1,314)	(4,594)
Dividends on redeemable convertible preferred stock	(90)	(89)	(270)	(267)
Net income (loss) attributable to common stockholders	$3,499	$(1,129)	$(1,584)	$(4,861)
Earnings (loss) per common share - basic:
Continuing operations	$(0.10)	$(0.12)	$(0.28)	$(0.33)
Discontinued operations	$0.49	$(0.01)	$0.10	$(0.24)
Consolidated operations	$0.39	$(0.13)	$(0.18)	$(0.57)
Earnings (loss) per common share - diluted:
Continuing operations	$(0.08)	$(0.12)	$(0.28)	$(0.33)
Discontinued operations	$0.40	$(0.01)	$0.10	$(0.24)
Consolidated operations	$0.32	$(0.13)	$(0.18)	$(0.57)

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended September 30,
	2018	2017
Net income (loss)	$3,589	$(1,040)
Other comprehensive income:
Foreign currency translation adjustment, net	(435)	172
Total comprehensive income (loss)	$3,154	$(868)

	Nine Months Ended September 30,
	2018	2017
Net loss	$(1,314)	$(4,594)
Other comprehensive income:
Foreign currency translation adjustment	(926)	274
Total comprehensive loss	$(2,240)	$(4,320)

The accompanying notes are an integral part of the condensed consolidated financial statements

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,314)	$(4,594)
Income (loss) from discontinued operations	5,431	2,086
Gain on sale of discontinued operations, net of taxes (see note 11)	(6,279)	-
Net loss	(2,162)	(2,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity income from foreign joint ventures’ operations	(706)	(284)
Depreciation and amortization	70	85
Change in operating assets and liabilities:
Accounts receivable	(795)	(352)
Inventories	(29)	(8)
Prepaid expenses and other current assets	13	(38)
Accounts payable	(51)	72
Accrued liabilities and other current liabilities	975	202
Net cash (used in) by continuing operating activities	(2,685)	(2,831)
Net cash (used in) provided by discontinued operations	834	795
Net cash (used in) provided by operating activities	(1,851)	(2,036)
Cash flows from investing activities:
Dividends received from joint venture	1,127	781
Purchases of property, plant and equipment and other assets	(97)	(135)
Redemption of certificates of deposit	-	457
Net cash provided by from continuing investing activities	1,030	1,103
Net cash provided by (used in) investing activities of discontinued opertations	11,643	(128)
Net cash provided by (used in) investing activities	12,673	975
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	8	10
Treasury stocks purchase	(34)	(53)
Proceeds from long-term notes payable	-	7,000
Proceeds from short-term notes payable	-	200
Payments on revolving credit facility	-	(1,500)
Payments on long-term notes payable	(360)	(4,200)
Payments on short-term notes payable	(5,629)	(500)
Payments of debt issuance costs	-	(427)
Other financial activities, net	(1,392)	-
Net cash provided by (used in) by financing activities	(7,407)	530
Effect of exchange rate changes on cash	(51)	11
Net decrease in cash and cash equivalents	3,364	(520)
Cash and cash equivalents, beginning of period	2,289	1,618
Cash and cash equivalents, end of period	$5,653	$1,098
Supplemental disclosures of cash flow information:
Interest paid	$661	$611
Non-cash investing and financing transactions:
Issuance of shares of common stock on accrued preferred dividends payables	$225	$375

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

2. Summary of Certain Significant Accounting Policies

Adoption of New Revenue Recognition Standard

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017). The Company adopted ASU No. 2014-09, effective January 1, 2018, using the modified retrospective method. The adoption of the standard did not have a material impact on the Company’s revenue recognition policies, other than enhanced disclosures related to the disaggregation of revenues from contracts with customers, the Company’s performance obligations and any significant judgments.

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

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU No. 2016-20 allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The amendment also clarifies narrow aspects of ASC 606, including contract modifications, contract costs, and the balance sheet classification of items as contract assets versus receivables, and corrects unintended application of the guidance. The effective date and transition requirements for ASU No. 2016-20 are the same as the effective date and transition requirements for ASU No. 2014-09.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring promised goods or services to a customer using the over-time method to account for certain long-term contracts and the point in time method for non-time and material jobs. The non-time and material jobs are of a short-term nature (typically less than one month) and are determined after considering the attributes of such contracts. This method is used because these contracts are typically completed in a short period of time and the financial position and results of operations do not vary materially from those which would result from use of the over-time method. Earnings are accrued based on the ratio of costs incurred to total estimated costs. Costs include direct material, direct labor, and job related overhead. For our manufacturing activities we have determined that labor incurred, rather than total costs incurred, provides an improved measure of percentage-of-completion. For contracts with anticipated losses, the estimated losses are charged to operations in the period such losses are determined.

Costs and estimated earnings in excess of billings on uncompleted contracts related to our continuing operations was $1.2 million at September 30, 2018 and $0.6 million at December 31, 2017. Costs and estimated earnings in excess of billings on uncompleted contracts related to our discontinued operations was $0.0 million and $5.8 million at September 30, 2018 and 2017, respectively, and included in current assets held for sale.

The order backlog at September 30, 2018 and December 31, 2017 was $1.0 million and $2.2 million, respectively. This backlog is for continuing operation and related to work in Brazil and is expected to be recognized in revenue during the remainder of 2018 and 2019.

The table below shows the revenue by geographic area for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands). During the three months ended September 30, 2018, the Company sold the net assets of its wholly owned subsidiary that generated all revenues in North America (See Note 11). All revenues and expenses associated with this business has been reported as discontinued operations for all periods presented and excluded from the below presentation. These revenues reflect continuing operations in Brazil:

	Three Months Ended September 30,
	(in thousands)
	2018	2017
North America	$-	$-
International	1,934	1,456
	$1,934	$1,456

	Nine Months Ended September 30,
	(in thousands)
	2018	2017
North America	$-	$-
International	5,885	4,002
	$5,885	$4,002

The table below shows North America and International revenue disaggregated by sectors for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands). These revenues reflect continuing operations in Brazil:

	Three Months Ended September 30, 2018 and 2017
	(in thousands)
2018	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
North America	$-	$-	$-	$-
International	1,377	132	425	1,934
	$1,377	$132	$425	$1,934

2017
North America	$-	$-	$-	$-
International	853	103	500	1,456
	$853	$103	$500	$1,456

	Nine Months Ended September 30, 2018 and 2017
	(in thousands)
2018	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
North America	$-	$-	$-	$-
International	4,191	402	1,292	5,885
	$4,191	$402	$1,292	$5,885

2017
North America	$-	$-	$-	$-
International	3,062	333	607	4,002
	$3,062	$333	$607	$4,002

Uses and Sources of Liquidity

The Company’s primary need for liquidity is to fund working capital requirements of the Company’s business, capital expenditures and for general corporate purposes. The Company has incurred losses and experienced negative operating cash flows for the past several years, and accordingly, the Company has taken a number of actions to continue to support its operations and meet its obligations.

During 2017, the Company refinanced its outstanding loan which at that time provided approximately $1.0 million of working capital. In addition, the Board of Directors of the Company created a special committee to address strategic initiatives that include addressing liquidity. The loan was paid in full in August 2018.

During the three months ended September 30, 2018, the Company sold its operations in the United States of American “U.S.” to a third-party.

The Company expects to continue to optimize its international operations including expansion of its service business in Brazil and diversification of its joint venture operations in China into downstream oil & gas markets.

3. Earnings per Common Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the three months and nine months ended September 30, 2018 and 2017 .

Diluted earnings per share is computed by dividing net income (loss) attributable to common stockholders, by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of convertible instruments and (3) the dilutive effect of the exercise of stock options and other stock units to our common stock.

For the three months and nine months ended September 30, 2018, common stock equivalents from convertible instruments, stock options and other stock units have been excluded from the calculation of weighted average diluted shares because all such instruments were anti-dilutive.

The following table sets forth the computation of basic and diluted weighted average common shares.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average basic shares	8,934,005	8,598,461	8,819,700	8,478,848
Dilutive effect of preferred stock, warrants, stock options and restricted stock units	2,212,389	-	-	-
Total weighted average diluted shares	11,146,394	8,598,461	8,819,700	8,478,848

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

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-11 provides entities with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). ASU No. 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met: If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842. The amendments in ASU No. 2018-11 are effective at the same time the amendments in ASU No. 2016-02 discussed above.

5. Investments in Foreign Joint Venture

We have interests in one joint venture, outside of the U.S. which is accounted for using the equity method:

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest. BOMAY was formed in 2006 in China with a term of 12 years and was set to expire in 2018. In March 2018, an agreement was approved by the BOMAY Board of Directors extending the joint venture agreement until April 17, 2028.

The Company disposed of its M&I Electric Far East (“MIEFE”) joint venture interest during the second quarter of 2018.

The Company made no sales to its joint venture for the three months and nine months ended September 30, 2018 and 2017.

Summary (unaudited) financial information of our foreign joint venture in U.S. dollars was as follows at September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	BOMAY		MIEFE
	2018	2017	2018	2017
Assets:
Total current assets	$54,158	$50,000	$-	$121
Total non-current assets	3,154	3,457	-	15
Total assets	$57,312	$53,457	$-	$136
Liabilities and equity:
Total liabilities	$31,788	$25,598	$-	$198
Total joint ventures’ equity	25,524	27,859	-	(62)
Total liabilities and equity	$57,312	$53,457	$-	$136

	Three Months Ended September 30,
	BOMAY		MIEFE
	2018	2017	2018	2017

Revenue	$9,283	$6,076	$-	$46
Gross Profit	$1,918	$1,160	$-	$10
Earnings	$627	$245	$-	$11

	Nine Months Ended September 30,
	BOMAY		MIEFE
	2018	2017	2018	2017

Revenue	$29,592	$17,225	$-	$80
Gross Profit	$5,615	$3,805	$-	$22
Earnings	$1,764	$709	$-	$51

The following is a summary of activity in investments in foreign joint ventures for the nine months ended September 30, 2018 (unaudited):

	September 30, 2018
	BOMAY*	MIEFE	TOTAL
	(in thousands)
Investments in foreign joint ventures:
Balance at December 31, 2017	$10,736	$211	$10,947
Equity in earnings in 2018	706	-	706
Dividend paid in 2018	(1,127)	-	(1,127)
Foreign currency translation adjustment	(566)	(211)	(777)
Investments, end of period	$9,749	$-	$9,749

Components of investments in foreign joint ventures:
Investment in joint ventures	$2,033	$-	$2,033
Undistributed earnings	7,545	-	7,545
Foreign currency translation	171	-	171
Investments, end of period	$9,749	$-	$9,749
*

Accumulated statutory reserves in equity method investments of $2.81 million at September 30, 2018 and December 31, 2017, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, a wholly-owned foreign invested  enterprise established in the PRC is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

The Company reviews its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. Based on this analysis, there was no indication of impairment at September 30, 2018 and December 31, 2017.

6. Notes Payable

Senior Secured Term Note

On March 23, 2017, the Company and its subsidiaries, M&I Electric Industries, Inc. and South Coast Electric Systems, LLC (collectively, the “Sellers”) issued and sold to HD Special-Situations III, L.P. (the “Purchaser”) a $7.00 million principal amount Senior Secured Term Note (the “Note”)  bearing interest at 11.5% per annum with principal of $0.50 million due and paid on June 30,

2017, and the remaining balance due 48 months after issuance for cash at par pursuant to a Note Purchase Agreement  (the “Purchase Agreement”). Proceeds from the sale of the Note were used to fully repay and terminate the Company’s prior revolving credit facilities with approximately $1.00 million being available for the Company’s working capital and general business purposes.

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

The fair value of the warrants of approximately $0.37 million was recognized as additional paid-in capital with a corresponding discount to long-term notes payable. The discount is accreted to interest expense through the Note’s maturity.

During the quarter ended September 30, 2018, the Company paid off the debt in full. Total interest expense recognized for the three months ended September 30, 2018 and 2017 was $0.08 million and $0.22 million, respectively. Total interest expense recognized for the nine months ended September 30, 2018 and 2017 was $0.64 million and $0.54 million, respectively. Interest expense related to the Note has been allocated to discontinued operations because the debt is required to be repaid as a result of the disposal transaction discussed in Note 11.

On March 29, 2018, the Company’s subsidiary, M&I Brazil, extended the terms of its Loan Agreement with the former chairman of AETI to June 7, 2019. The Loan Agreement provides M&I Brazil with a $0.30 million loan facility of which $0.20 million is drawn and is outstanding as of September 30, 2018 and with any balance outstanding due June 7, 2019. Under the loan agreement, the interest rate on the loan facility is 10.0%, per annum, payable each quarter. The loan facility is secured by the assets held by M&I Brazil.

7. Inventories

Inventories consisted of the raw materials of $0.04 million as of September 30, 2018 and $0.00 million as of December 31, 2017.

8. Income Taxes

The tax provision for the three and nine months ended September 30, 2018 reflects the provision from taxes on our earnings from our Brazilian subsidiary and dividends received from BOMAY. The Company has established a valuation allowance on its deferred tax assets due to uncertainty regarding future realization.

9. Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts of cash and cash equivalents, short-term investments, trade accounts receivable and accounts payable approximate fair value as of September 30, 2018 and December 31, 2017 because of the relatively short maturity of these instruments.

10. Redeemable Convertible Preferred Stock and Common Stock

Redeemable Convertible Preferred Stock

In conjunction with the issuance of 1,000,000 shares of Redeemable Convertible Preferred Stock, Series A in May 2012, warrants to purchase 325,000 shares of our common stock (the “Warrants”) were issued.

The initial value allocated to the Warrants was recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the Warrants is accreted to retained earnings through the scheduled redemption date of the redeemable Series A Convertible Preferred Stock.  Discount accretion totaled $0.01 million for both the three months ended September 30, 2018 and 2017. Discount accretion totaled $0.03 million for both the nine months ended September 30, 2018 and 2017.

The Series A Convertible Preferred Stock accrues cumulative dividends at a rate of 6% per annum payable quarterly in cash or in shares of Common Stock, at the option of the Company, based on the then current liquidation market price value of the Series A Convertible Preferred Stock, which is currently $5.00 per share. Quarterly dividends not paid in cash or Common Stock accumulate without interest and must be fully paid before any dividend or other distribution can be paid on or declared and set apart for the holders of Common Stock or the conversion of the Series A Convertible Preferred Stock to Common Stock. At September 30, 2018 and December 31, 2017, the company had accrued but unpaid dividends totaling $0.08 million which is included in accounts payable and other accrued expenses in the condensed consolidated balance sheets. During the nine months ended September 30, 2018 and 2017, the Company issued 182,025 and 149,422 shares of common stock as payment of dividends, respectively.

On or after April 30, 2017, the holders of a majority of the outstanding shares of the Series A Convertible Preferred Stock may require the Company to redeem the Series A Convertible Preferred Stock at a redemption price equal to the lessor of (i) the liquidation preference per share (initially $5.00 per share, subject to adjustments for certain future equity transactions defined in the Securities Purchase Agreement) and (ii) the fair market value of the Series A Convertible Preferred Stock per share, as determined in good faith by the Company’s Board of Directors. As of September 30, 2018 and December 31, 2017, the redemption price per share was $5.00 in both years. If the holder of the Series A Convertible Preferred Stock exercise their right of redemption, the redemption price, plus any accrued and unpaid dividends, shall be payable in 36 equal monthly installments plus interest at an annual rate of 6%.

In connection with the issuance of the Company’s senior secured term note, described in Note 6, the Company has agreed with the Purchaser of the Note and the holder of the Preferred Stock (the “Holder”) not to declare, authorize or pay any cash dividends on the Preferred Stock until the earlier of (i) March 22, 2018, or (ii) the date the obligations under the Note Purchase Agreement have been paid in full (the “Standstill Period”), without the prior written consent of the Purchaser. Following the expiration of the Standstill Period, for so long as the obligations under the Note remain outstanding, the Company may, at its sole discretion, declare, authorize or pay dividends in cash on the Preferred Stock so long as no event of default exists under the Term Note or would result therefrom. The Holder also agreed that it shall not exercise its rights to require the Company to redeem any of the Preferred Stock during the Standstill Period. Following the expiration of the Standstill Period, so long as the obligations under the Note remain outstanding, the Holder may compel the Company to redeem shares of Preferred Stock provided no event of default exists under the Note or would result from such redemption. In consideration for the Holder’s consent to the foregoing restrictions on the payment of cash dividends and redemption of the Preferred Stock, the Company entered into an agreement with the Holder (the “Repricing Agreement”) on August 1, 2017. Pursuant to the Repricing Agreement, each share of Series A Preferred Stock will be initially convertible, at the option of the holder, into one (1) share of common stock at a conversion price of $2.26 per share of common stock, so that the Series A Preferred Stock sold to the Holder are currently convertible into an aggregate of 2,212,389 shares of common stock. In addition, pursuant to the Repricing Agreement, the Series A Warrants sold to the Holder will be exercisable for 125,000 shares of common stock at an initial exercise price of $2.72 per share and the Series B Warrants sold to the Holder will be exercisable for 200,000 shares of common stock at an initial exercise price of $3.17 per share. As a result of the payoff of the secured term loan, there are no longer any restrictions on the Company’s payment of dividends on the Series A Convertible Preferred Stock or the ability of the holders to exercise their right of redemption.

This agreement was approved by a committee of the Board of Directors comprised solely of independent directors.

Common Stock

For the nine months ended September 30, 2018, the Company issued a total of 312,880 shares of common stock. The Company issued 182,025 shares of common stock as payment of accrued preferred dividends, as noted above, with the remaining 130,855 shares issued in connection with the Company’s Employee Stock Purchase Plan and upon vesting of restricted stock units.

11. Discontinued Operations

On August 6, 2018, the Company announced it had agreed to sell its U.S. business operated by its wholly owned subsidiary, M&I Electric Industries, Inc. to an affiliate of Myers Power Products, Inc. pursuant to an Asset Purchase Agreement (the “Transaction”).  The Transaction closed on August 12, 2018 for a total cash purchase price of $12.4M plus the value of assumed indebtedness of approximately $12.8M.  In addition, the Company was required to provide $740,000 into escrow in order to secure certain of the Company’s indemnification obligations within a six month period following closing.  A portion of the funds provided by the Transaction were required to be used to pay off the Senior Secured Term Note and related interest totaling approximately $6.5 million.

The contractual terms of the aforementioned sale include a provision to true-up the net working capital, estimated as of the date of closing, to the actual working capital as calculated by the Buyer and agreed to by the Seller. Any difference in actual (conclusive) net working capital in relation to the estimated working capital at closing could result in an adjustment to the purchase price.   Subsequent to September 30, 2018, the Company received notification from the Buyer of their actual working capital calculation.  In the notification, the Buyer has communicated a decrease of approximately $4.3 million dollars in net working capital, in comparison to the estimated working capital used at the contract closing.  The Company has until November 28, 2018 to review the documentation from the Buyer and respond.  In the event the Buyer and Seller cannot agree to a conclusive net working capital adjustment, then all items remaining in dispute shall be submitted by either one of the parties within thirty (30) calendar days after the expiration of the resolution period to a national or regional independent accounting firm mutually acceptable to Buyer and Seller (the "Neutral Arbitrator"). The Neutral Arbitrator shall act as an arbitrator to determine the conclusive net working capital.  The conclusive net working capital, once finally determined, may result in a purchase price adjustment due to the Buyer or to the Company as Seller.

As of the date of the filing of the 10-Q for the period ended September 30, 2018, the Company disagrees with the buyers working capital calculation and has not received documentation sufficient to support the buyers position. As such, no adjustments have been considered in determining the gain on the sale of assets reported as of September 30, 2018.  The resulting purchase price adjustment based on the conclusive net working capital adjustment, if any, would be reflected in the fourth quarter of 2018.

As of June 30, 2018, the assets and liabilities sold in the Transaction were reflected as held for sale in the Company’s Consolidated Balance Sheets, and the related operating results and cash flows of the assets sold and liabilities assumed were reflected as discontinued operations in the Company’s Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), and Consolidated Statements of Cash Flows for all periods presented.

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

M&I Electric Industries Inc. in the United States

Statements of Operations (Discontinued)

Unaudited

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$3,736	$11,811	$17,899	$30,255
Cost of sales	4,326	11,028	20,358	29,716
Gross margin	(590)	783	(2,459)	539
Operating expenses:
Research and development	15	55	100	238
Selling and marketing	329	519	1,561	1,561
General and administrative	683	-	681	-
Total operating expenses	1,027	574	2,342	1,799
Income (loss) from discontinued operations	(1,617)	209	(4,801)	(1,260)
Other income (expense):
Interest expense and other, net	6,030	(321)	5,649	(826)
Income (loss) from discontinued operations before income taxes	4,413	(112)	848	(2,086)
Provision for (benefit from) income taxes on discontinued operations	-	-	-	-
Income (loss) from discontinued operations	$4,413	$(112)	$848	$(2,086)

Cash provided by operating activities of discontinued operations for the nine months ended September 30, 2018 was $0.8 million. Cash provided by operating activities of discontinued operations for the nine months ended September 30, 2017 was $0.8 million. Cash provided in investing activities of discontinued operations for the nine months ended September 30, 2018 was $11.6 million. Cash used in investing activities of discontinued operations for the nine months ended September 30, 2017 was $0.1 million. The general and administrative costs represent severance payments that coincided with the discontinued operations.

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

BUSINESS

The Company was incorporated on October 21, 1996 as a Florida corporation. On May 15, 2007, we completed a business combination (the “M&I Merger”) with M&I Electric Industries, Inc. (“M&I”), a Texas corporation, and changed our name to American Electric Technologies, Inc. (“AETI”). M&I Electric was originally founded in 1946. Our principal executive offices are located at 6575 West Loop South, Suite 500, Bellaire, Texas 77401 and our telephone number is 832-241-6330.

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of M&I Electric Industries, Inc. including its wholly-owned subsidiaries, South Coast Electric Systems, LLC (“SCES”) and M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”).

On August 14, 2018 the Company’s wholly-owned subsidiary, M&I Electric Industries, Inc. (the “Seller”) completed its previously announced sale of its U.S. based assets to M&I Electric, LLC, an unrelated party. The purchase price for the assets was $17.3 million resulting in cash proceeds at closing of approximately $12.4 million after working capital and other closing adjustments. The Buyer also assumed approximately $12.8 million of liabilities related to the assets sold.  In connection with the closing of the asset sale, the Company paid off its long term debt of $6.5 million and paid certain other expenses, including professional fees and other closing costs in connection with the sale, resulting in additional working capital of approximately $2.5 million upon completion of the transaction.

The contractual terms of the aforementioned sale include a provision to true-up the net working capital, estimated as of the date of closing, to the actual working capital as calculated by the Buyer and agreed to by the Seller. Any difference in actual (conclusive) net working capital in relation to the estimated working capital at closing could result in an adjustment to the purchase price.   Subsequent to September 30, 2018, the Company received notification from the Buyer of their actual working capital calculation.  In the notification, the Buyer has communicated a decrease of approximately $4.3 million dollars in net working capital, in comparison to the estimated working capital used at the contract closing.  The Company has until November 28, 2018 to review the documentation from the Buyer and respond.  In the event the Buyer and Seller cannot agree to a conclusive net working capital adjustment, then all items remaining in dispute shall be submitted by either one of the parties within thirty (30) calendar days after the expiration of the resolution period to a national or regional independent accounting firm mutually acceptable to Buyer and Seller (the "Neutral Arbitrator"). The Neutral Arbitrator shall act as an arbitrator to determine the conclusive net working capital.  The conclusive net working capital, once finally determined, may result in a purchase price adjustment due to the Buyer or to the Company as Seller.

As of the date of the filing of the 10-Q for the period ended September 30, 2018, the Company disagrees with the buyers working capital calculation and has not received documentation sufficient to support the buyers position. As such, no adjustments have been considered in determining the gain on the sale of assets reported as of September 30, 2018.  The resulting purchase price adjustment based on the conclusive net working capital adjustment, if any, would be reflected in the fourth quarter of 2018.

The current and historical operating results associated with these assets and liabilities have been reclassified to give effect to these changes and are reported as discontinued operations in the Condensed Consolidated Statement of Operations for all periods presented.

Overview

With the  sale of the U.S. operations of its wholly owned subsidiary, M&I Electric Industries Inc., now complete, the Company conducts only its foreign operations.

Foreign Operations

Brazil

M&I Electric Brazil has offices in Rio de Janeiro, Macaé and Belo Horizonte to serve this market and focuses primarily on services and products for the oil and gas, marine vessel, power generation and broad industrial market segments in Brazil.

China

BOMAY Electric Industries Company, Ltd. (“BOMAY”), in which the Company holds a 40% interest, Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation) holds a 51% interest, and AA Energies, Inc., holds a 9% interest. We account for our interest in BOMAY under the equity method.

Locations

Our Company headquarters are located in Bellaire, Texas.

M&I Electric Brazil has three locations (Macaé, Rio de Janiero and Belo Horizonte) in Brazil which provides services to the Brazil oil and gas, marine vessel, power generation and broad industrial markets.

Our BOMAY foreign joint venture has facilities in Xian, China.

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

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of specific customer accounts and includes consideration for credit worthiness and the financial condition of those specific customers. The Company also reviews historical experience with the customer, the general economic environment and the aging of receivables. The Company records an allowance to reduce receivables to the amount that is reasonably believed to be collectible. Based on this assessment at September 30, 2018 and December 31, 2017, management believes the allowance for doubtful accounts is adequate.

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

Carrying Value of Joint Venture Investment – The Company reviews its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. Based on the most recent review at September 30, 2018 and December 31, 2017, management believes the carrying value of the investment in its foreign joint venture is recoverable.

Business Outlook

Through the third quarter of 2018, the Company saw increasing signs of a rebound in its traditional international drilling customers.

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

The Company is currently evaluating various investment opportunities in the U.S.

OVERALL RESULTS OF CONTINUING OPERATIONS

The following table represents revenue and income (loss) from continuing operations and net equity income from foreign joint ventures’ operations, for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$1,934	$1,456	$5,885	$4,002
Cost of sales	1,377	1,162	4,490	3,204
Gross margin	557	294	1,395	798

Operating expenses:
Selling and marketing	98	127	289	391
General and administrative	1,390	1,125	3,599	3,117
Total operating expenses	1,488	1,252	3,888	3,508

Loss from continuing operations	(931)	(958)	(2,493)	(2,710)

Net equity income from foreign joint ventures’ operations:
Equity income from foreign joint ventures’ operations	251	98	706	284
Foreign joint ventures’ operations related expenses	(32)	(68)	(142)	(195)
Net equity income from foreign joint ventures’ operations	219	30	564	89

Income (loss) from continuing operations and net equity income from foreign joint ventures’ operations	$(712)	$(928)	$(1,929)	$(2,621)

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

 The table below shows the reconciliation of net loss attributable to common stockholders to “EBITDA” for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

Continuing Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Loss on continuing operations	$(824)	$(928)	$(2,162)	$(2,508)
Add: Depreciation and amortization	9	25	33	80
Interest expense	7	19	18	25
Provision for (benefit from) income taxes	128	11	317	(84)
EBITDA	$(680)	$(873)	$(1,794)	$(2,487)

Backlog

The order backlog at September 30, 2018  and December 31, 2017 was $1.0 million and $2.2 million, respectively. This backlog is for work primarily in Brazil and is expected to be recognized in revenue during the remainder of 2018 and 2019.

Continuing Operations Business Sector Disclosures

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

	Three Months Ended September 30, 2018 and 2017
	(in thousands)
2018	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$1,377	$132	$425	$1,934
Gross Profit	413	40	104	557
Gross Profit as % of Revenue	30%	30%	24%	29%

2017
Revenue	$853	$103	$500	$1,456
Gross Profit	196	26	72	294
Gross Profit as % of Revenue	23%	25%	14%	20%

	Nine Months Ended September 30, 2018 and 2017
	(in thousands)
2018	Oil & Gas	Power Generation & Distribution	Marine & Other Industrial	Total
Revenue	$4,191	$402	$1,292	$5,885
Gross Profit	1,132	104	159	1,395
Gross Profit as % of Revenue	27%	26%	12%	24%

2017
Revenue	$3,062	$333	$607	$4,002
Gross Profit	637	74	87	798
Gross Profit as % of Revenue	21%	22%	14%	20%

Three Months Ended September 30, 2018 as Compared with the Three Months Ended September 30, 2017

Revenue and Gross Margin

Revenues increased 33%, or $0.48 million, to $1.93 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. This growth was driven by the Company’s continued sales progress in penetrating the industrial market and increased orders from a repeat customers.

Gross margin increased 89%, or $0.26 million, to $0.56 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Gross margin as a percentage of revenues increased to 29% in the three months ended September 30, 2018, compared to 20% in the three months ended September 30, 2017. The increase was primarily attributable to an increase in demand for services across all three sectors.

Selling and Marketing Expenses

Selling and marketing costs were unchanged at $0.01 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

General and Administrative Expenses

General and administrative expenses increased by 24%, or $0.27 million, to $1.39 million during the three months ended September 30, 2018, when compared to the three months ended September 30, 2017. The increase included $0.14 million in a retention bonus and $0.20 million of payroll and benefit vesting.

Foreign Joint Venture Equity Income

Net equity income from foreign joint venture operations increased by $0.19 million, to $0.22 million during the three months ended September 30, 2018, when compared to the three months ended September 30, 2017. The increase is primarily due to an increase in performance by our BOMAY joint venture in China.

Other Income (Expense)

Interest expense and other income (expense) remained at $0.01 million during the three months ended September 30, 2018 when compared to the three months ended September 30, 2017.

Income Tax Provision

The provision from income taxes for the three months ended September 30, 2018 was $0.13 million which reflects the provision of taxes on our earnings from our Brazilian subsidiary and the tax on the BOMAY dividend.

Nine Months Ended September 30, 2018 as Compared with the Nine Months Ended September 30, 2017

Revenue and Gross Margin

Revenues increased 47%, or $1.88 million, to $5.88 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. This growth was driven by the Company’s continued sales progress in penetrating the power generation market and increased orders for field services.

Gross margin increased 75%, or $0.60 million, to $1.40 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Gross margin as a percentage of revenues increased to 24% in the nine months ended September 30, 2018, compared to 20% in the nine months ended September 30, 2017. This increase was primarily attributable to the increase in revenue.

Selling and Marketing Expenses

Selling and marketing costs decreased by 26%, or $0.10 million, to $0.29 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. This decrease was primarily attributable to a layoff of sales employee not replaced. Selling and marketing expenses, as a percentage of revenues, decreased to 5% during the nine months ended September 30, 2018 compared to 10% during the nine months ended September 30, 2017.

General and Administrative Expenses

General and administrative expenses increased by 15%, or $0.48 million, to $3.60 million during the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017. The increase included $0.14 million in a retention bonus and $0.20 million of payroll and benefit vesting.

Foreign Joint Venture Equity Income

Net equity income from foreign joint venture operations increased by $0.48 million, to $0.56 million during the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017. The increase is primarily due to an increase in performance by our BOMAY joint venture in China.

Other Income (Expense)

Interest expense and other income (expense) increased $0.06 million to $0.09 million during the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017. Interest expense and other income (expense), as a percentage of revenues, remained at 1% during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Income Tax Provision

The provision for income taxes for the nine months ended September 30, 2018 was $0.32 million which reflects the provision of taxes on our earnings from our Brazilian subsidiary and the tax on the BOMAY dividend.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2018 (unaudited)	December 31, 2017
	(in thousands except percentages and ratios)
Working capital	$2,547	$1,031
Current ratio	1.5 to 1	1.1 to 1
Debt as a percent of total capitalization	0%	35%

Notes Payable

On March 23, 2017, the Company entered into a $7.00 million Senior Secured Term Note with a third-party lender. The Note is payable in monthly interest only payments in arrears at a fixed rate of 11.5%. Principal of $0.50 million was paid on June 30, 2017 with the balance due March 23, 2021. On November 13, 2017, the Note was modified to revise certain financial covenants and requires monthly principal payments of $0.03 million which commenced in April 2018. As part of the asset sale in August 2018, the Senior Secured Term Note was paid off.

 The Company continues to monitor its liquidity position closely and depending on the business needs may raise cash in the form of debt, equity or a combination of both. However, there can be no assurance that additional capital can be obtained or that it can be obtained at terms that are favorable to us and our existing stockholders.

Uses and Sources of Liquidity

The Company’s primary need for liquidity is to fund working capital requirements of the Company’s business, capital expenditures and for general corporate purposes. The Company has incurred losses and experienced negative operating cash flows for the past several years, and accordingly, the Company has taken a number of actions to continue to support its operations and meet its obligations.

During the quarter, the Company sold its U.S. assets held by its wholly owned subsidiary, M&I Electric Industries, Inc.  The proceeds from the sale were used to pay off its Senior Secured Debt and generated approximately $2.5 million in working capital. As of September 30, 2018, the Company’s cash balance of $5.65 million included $2.96 million of deposits belonging to the Buyer. These deposits are also reflected as a liability in accounts payable and other accrued expenses as of September 30, 2018.

The Company expects to continue to optimize its international operations including expansion of its service business in Brazil and diversification of its joint venture operations in China.

Operating Activities

During the nine months ended September 30, 2018, the Company used $1.85 million in operations as compared to using $2.04 million for the same period in 2017. The uses are in relations to losses incurred for the periods.

Investing Activities

During the nine months ended September 30, 2018, the Company’s investing activities provided cash of $12.67 million compared to providing cash of $0.98 million for the comparable period in 2017. This was primarily the result of the asset sale in addition to dividends received from BOMAY.

Financing Activities

During the nine months ended September 30, 2018, the Company’s financing activities used cash of $7.41 million compared to providing $0.53 million in the comparable period in 2017. This was primarily the result of the payment in full of senior secured debt.

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

As of September 30, 2018, we had cash and cash equivalents of $5.65 million and total outstanding debt of $0.20 million. As of August 12, 2018, the Company closed its Transaction and paid off the Senior Secured term note and has no borrowing agreements.

Interest Rate Risk

Our interest rate sensitive items do not subject us to material risk exposures.

Foreign Currency Transaction Risk

The Company operates a subsidiary in Brazil and maintains an equity method investment in its Chinese joint venture, BOMAY. The functional currencies of the Brazil subsidiary and the joint ventures are the Brazilian Real and the Chinese Yuan, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income, net of tax, in our condensed consolidated balance sheets. In the current nine months, this item decreased from $0.40 million at December 31, 2017 to ($0.53) million at September 30, 2018 due principally to the strengthening of the United States Dollar versus the Chinese Yuan and the disposal of the MIEFE joint venture.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the disclosure controls and procedures were effective as of September 30, 2018.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

Important factors that could have a material impact on our financial position and results of operations include:

•	Risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
•

Any material adjustments to the Purchase Price of the Asset Purchase Agreement that may arise from changes to the Net Working Capital which were estimated at closing (August 12, 2018) in comparison to actual.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A the Company’s discretion, it may issue shares of its common stock to the holder of its Series A Convertible Preferred Stock in lieu of cash dividends. Issuance of common stock in lieu of cash dividends are not registered under the Securities Act of 1933 and contain a restriction on transfer legend. In this regard, the Company issues the shares under the exemption from registration under Sect. 4(2) of the Securities Act and other exemptions from registration may also be applicable.

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

Date: November 14, 2018

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Peter Menikoff
Peter Menikoff
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ William B. Brod
William B. Brod
Chief Financial Officer (Principal Financial Officer)