Form 10-K
period 2018-12-31
American Electric Technologies Inc
filed 2019-04-16
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

832-241-6330

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (S. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,932,570 based on the closing sale price on June 30, 2018 as reported by the NASDAQ Stock Market.

The number of shares of common stock outstanding on March 7, 2019 was 9,304,829.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2019 Annual Meeting of Stockholders	Part III

FORWARD-LOOKING STATEMENTS

The Description of Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks, uncertainties and assumptions. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any current or historical fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•	future oil and gas commodity prices;
•	future government regulations, pertaining to the oil and gas industry;
•	the effects of current and future worldwide economic conditions (particularly in developing countries) and demand for oil and natural gas and power system equipment and services;
•	the effects of ongoing and future industry consolidation, including, in particular, the effects of consolidation and vertical integration in the power systems market;
•	future energy industry fundamentals, including future demand for power system equipment and services;
•	future benefits to our customers to be derived from new services and products;
•	future benefits to be derived from our investments in technologies, joint ventures and acquired companies;
•	future growth rates for our services and products;
•	the degree and rate of future market acceptance of our new services and products;
•	expectations regarding end-users purchasing our more technologically-advanced services and products;
•	anticipated timing and success of commercialization and capabilities of services and products under development and related start-up costs associated with their development;
•	future opportunities for new products and projected research and development expenses;
•	future levels of our capital expenditures;
•	deferred tax assets;
•	anticipated results with respect to certain estimates we make for financial accounting purposes;
•	future cash needs and future availability to fund our operations and pay our obligations;
•	expected net revenues, income from operations and net income;
•	expected gross margins for our services and products; and
•	changing tax regulations both domestic and foreign;

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Company Background and Corporate Structure

American Electric Technologies, Inc. and its subsidiaries (the “Company”, “AETI”, “our”, “us” or “we”) was incorporated on October 21, 1996 as a Florida corporation. On May 15, 2007, we completed a business combination (the “M&I Merger”) with M&I Electric Industries, Inc. (“M&I” or “M&I Electric”), a Texas corporation, and changed our name to American Electric Technologies, Inc. Our principal executive offices are located at 6575 West Loop, Suite 500, Houston Texas 77401 and our telephone number is 832-241-6330.

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of M&I Electric Industries, Inc., including its wholly-owned subsidiary, South Coast Electric Systems, LLC (“SCES”) and M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”). On August 12, 2018, all of the U.S. business operations of M&I Electric Industries, Inc. based in the United States (“U.S.”) were sold to an affiliate of Myers Power Products, Inc. (“Myers”) Accordingly, 100% of the company’s ongoing business is from international operations.  See Note 16 of the Notes to Consolidated Financial Statements for further discussion on this transaction. Our operations are currently conducted through our Brazilian subsidiary, and our interest in a Chinese joint venture and corporate operations in Houston, Texas.

Products and Services

We have provided maintenance installation and repairs our customers in Brazil since 2014. Our products are used to safely distribute and control the flow of electricity from a power generation source (e.g. a diesel generator, turbine or the utility grid) to whatever mechanical device utilizes the power (drilling machinery, motors, other process equipment, the utility grid, etc.) at low and medium voltages.

We offer a range of electrical and instrumentation construction and installation services to our markets. These services include new construction as well as electrical and instrumentation turnarounds, maintenance and renovation projects. Applications include installation of switchgear, AC and DC motors, drives, motor controls, lighting systems and high voltage cable.

The principal markets that we serve in Brazil include:

•	Upstream oil and gas refers to the exploration and production of oil and natural gas. The Company serves customers primarily in the offshore production segment of the market.
•

Midstream oil and gas is primarily related to oil and gas transportation, including oil and gas pipelines and compression and pumping stations. The Company also has a potential customer base in natural gas fractionation (separation), cryo, natural gas to liquids, and other natural gas related plants.

•	Downstream oil and gas includes oil refining and petrochemical plants, as well as Liquefied Natural Gas (LNG) plants, export facilities, and storage facilities.
•	Marine including Floating Production Storage and Offloading such as platform supply vessels offshore supply vessels, tankers and other various work boats, typically up to 300 ft. in length.
•	Industrial, including non-oil and gas industrial markets such as steel, mining and power generation.

Foreign Joint Venture

We use a foreign joint venture to accommodate business in China. We believe our foreign joint venture provides a prudent way to diversify and reduce the risk of international expansion, capitalize on the strengths and the relationships of our foreign joint venture partners with potential customers, and achieve competitive advantages. Our ownership interests in our foreign joint venture is accounted for under the equity method of accounting and results reported in equity income.

China. In March 2006, M&I Electric entered into a joint venture agreement with Baoji Oilfield Machinery Co., Ltd., (“BOMCO”), a wholly-owned subsidiary of the China National Petroleum Corporation, and AA Energies, Inc. of Houston, Texas, which markets oilfield equipment, to form BOMAY Electric Industries Co., Ltd. (“BOMAY”), as an equity joint venture limited liability company organized in China. M&I is a 40% interest owner in BOMAY with 51% being owned by BOMCO and the remaining 9% owned by AA Energies, Inc. BOMAY manufactures power and control systems for land drilling rigs. M&I has invested 16 million Yuan (approximately $2 million USD) in this joint venture in which M&I provides technology and services to BOMAY. Each of the BOMAY investors may be required to guarantee the bank loans of BOMAY in proportion to their investment. No guarantees have been provided by The Company at this time. The joint venture had an initial 12-year term which expired in 2018. In March 2018, BOMAY’s Board of Directors approved a ten-year extension of the joint venture agreement.

In November 2017, the Company executed a letter of intent to divest of its ownership interest in M&I Electric Far East PTE Ltd. (“MIEFE”), a joint venture established in Singapore. The divestiture was completed in 2018.

The following is selected financial information of the Company’s investment in the foreign joint venture as of and for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	BOMAY	MIEFE	BOMAY	MIEFE
Investment at the beginning of year	$10,737	$210	$10,450	$213
Equity income (loss)	953	-	434	-
Loss on liquidation of investment	-	(210)	-	-
Distributions received from joint ventures	(1,127)	-	(780)	-
Foreign currency translation	(583)	-	633	(3)
Investment at the end of year	$9,980	$-	$10,737	$210
AETI sales to joint ventures	$-	$-	$12	$-

We incurred approximately $0.14 million and $0.25 million of employee costs related to managing our foreign joint ventures during the years ended December 31, 2018 and 2017, respectively. We have included such costs in Foreign Joint Ventures Operation’s Related Expenses in the accompanying consolidated statements of operations.

International Sales

During 2018 and 2017, 100% of the Company’s revenues from continuing operations relates to services provided and systems sold or shipped into international markets from Brazil. M&I Brazil’s sales are generally transacted in Brazilian Reals.

Marketing

Our business is generally obtained through a competitive bid process where the lowest bid from pre-qualified suppliers is awarded the project. Depending on the market segment, we either sell directly to the end user or owner, a shipyard or rig user, or, sell to an Engineering, Procurement, and Construction (EPC) firm representing the end project owner or an offshore vessel company.

Competition

Our products and services are sold in highly competitive South American markets. We compete in all of our markets and regions with a number of companies, some of which have financial and other resources comparable to or greater than us. Due to the demanding operating conditions in the energy sector and the high costs associated with project delays and equipment failure, we believe customers in this industry prefer suppliers with a track record of proven, reliable performance in their specific energy related project type. We seek to build strong long-term relationships with our customers by providing high-quality, efficient and reliable products and services, developing new products and services and responding promptly to our customers’ needs.

The principal competitive factors in our markets are product and service quality, reliability, lead time, price, technical expertise and reputation.

We believe our principal competitive strengths include the following:

Our power delivery, control and drive systems can be custom-designed and are built to meet our customers’ specific requirements.

Our commitment to providing quality products and services, fair pricing, innovation and customer service is the foundation to the long-standing customer relationships that we enjoy with an attractive customer base.

Our operations in Brazil are led by an experienced management team with a proven track record. We believe the experience of our management team provides us with an in-depth understanding of our customers’ needs and enhances our ability to deliver customer-driven solutions. We believe our management has fostered a culture of loyalty, resulting in high employee retention rates for our professional and technical employees.

The Company has multiple competitive advantages for our products and services:

•	Technically trained service personnel;
•	ISO 9000 and Ex certified motor repair facility;
•	Established, close working foreign relationships;
•	Able to provide integrated solution by self-performing our technical products and electrical & instrumentation construction work;

Intellectual Property

We had a number of trademarks and trade names utilized with our products and services that were written off with the sale of the U.S operations in 2018.

Environmental Laws

We are subject to various foreign, state and local laws enacted for the protection of the environment. We believe we are in compliance with such laws. Our compliance has, to date, had no material effect on our capital expenditures, earnings, or competitive position.

Research and Development Costs

No research and development costs were incurred to develop new products for our energy-related markets in Brazil.

Employees

As of December 31, 2018, we had 98 full time employees in Brazil plus 4 employees in the U.S. Part-time employees are hired as necessary based on the work requirements. No employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be satisfactory.

Proposed Share Exchange Transaction

On December 17, 2018, we entered into a Share Exchange Agreement with LNG Investment Company, LLC, a Texas limited liability company (“Holdings”), AEGIS NG LLC, a Texas limited liability company (“AEGIS”), Stabilis Energy, LLC, a Texas limited liability company (“Stabilis”), PEG Partners, LLC, a Delaware limited liability company (“PEG”), and Prometheus Energy Group, Inc., a Delaware corporation (“Prometheus”). In the share exchange, Stabilis will become our direct 100% owned subsidiary and Prometheus will become our indirectly-owned 100% subsidiary. In the share exchange we will issue such number of shares of our common stock which is equal to approximately 90% of our outstanding common stock as of the completion of the share exchange.

Completion of the Share Exchange will result in a change in control of the Company to control by Casey Crenshaw, who is a member of our Board of Directors, by virtue of his beneficial ownership of more than 50% of our common stock to be outstanding after completion of the share exchange. If approved, the transaction will be accounted for as a reverse merger, whereby Stabilis Energy, LLC will be considered the accounting acquirer.

Closing of the Share Exchange transaction is subject to certain closing conditions, including approval of the issuance of AETI common stock to acquire Stabilis and other transaction-related matters by the holders of AETI’s outstanding common stock and Series A Convertible Preferred Stock voting as a combined group. Accordingly, there can be no assurance that the Share Exchange will be completed.

For further information about the proposed Share Exchange, investors are referred to the Company’s Current Report on Form 8-K filed on December 24, 2018.

Additional Information about the Proposed Share Exchange Transaction

The proposed transaction has been approved by the board of directors of AETI and the owners of Stabilis, and will be submitted to shareholders of AETI for approval of the issuance of AETI common stock in connection with the transaction and other transaction-related matters at a Special Meeting of shareholders. In connection with that Special Meeting, AETI intends to file with the Securities and Exchange Commission (“SEC”) a proxy statement containing information about the proposed transaction and the respective businesses of Stabilis and AETI. Upon SEC approval, AETI will mail a definitive proxy statement and other relevant documents to its shareholders. AETI shareholders are urged to read the preliminary proxy statement and any amendments thereto and the definitive proxy statement in connection with AETI’s solicitation of proxies for the Special Meeting to approve the transaction-related matters, because these documents will contain important information about Stabilis, AETI and the proposed transaction. The definitive proxy statement will be mailed to shareholders of AETI as of a record date to be established for voting on the matters related to the proposed transaction. Shareholders will also be able to obtain a free copy of the proxy statement, as well as other filings containing information about AETI, without charge, at the SEC website (www.sec.gov). Copies of the AETI proxy statement can also be obtained free of charge by directing a request to Peter Menikoff, CEO of AETI, at (832) 241-6330 or by e-mail to investorrelations@aeti.com.

Participants in the Solicitation

AETI and its directors and executive officers and other persons may be deemed to be participants in the solicitation of proxies from AETI’s shareholders with respect to the proposed transaction. Information regarding AETI’s directors and executive officers is available in its Proxy Statement for the 2018 Annual Meeting of Stockholder filed with the SEC on April 23, 2018. Additional information regarding the participants in the proxy solicitation relating to the proposed transaction and a description of their direct and indirect interests will be contained in the proxy statement when it becomes available.

Stabilis and its managers, directors and executive officers may also be deemed to be participants in the solicitation of proxies from the shareholders of AETI in connection with the proposed transaction. A list of the names of such managers, directors and executive officers and information regarding their interests in the proposed transaction will be included in the proxy statement for the AETI Special Meeting of shareholders related to the proposed transaction when available.

Disclaimer

This Annual Report is not a proxy statement or a solicitation of a proxy, consent or authorization with respect to any securities or in respect of the proposed share exchange transaction. This Annual Report shall also not constitute an offer to sell or the solicitation of an offer to buy any securities.

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our common stock and all of the other information in this 2018 Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

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

We continue to pursue our business growth plans and potential initiatives to enhance our financial flexibility and liquidity. We have experienced significant losses and incurred negative operating cash flows for the past several years, and accordingly we have taken a number of actions to fund our operations and meet our obligations. We also expect to pursue other near-term actions to support liquidity as further described under Uses and Sources of Liquidity. However, if we continue to incur losses, additional actions may be required to further enhance our liquidity and financial flexibility. The achievement of our initiatives is subject to risks and uncertainties in relation to market conditions and other factors that may cause our actual performance and results to differ materially from our plans. We cannot assure that cash flows and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. We may need to consider actions to improve our cash position, mitigate any potential liquidity shortfall, pursue additional sources of liquidity, and reduce costs. There can be no assurance that such actions would be successful, and we cannot predict the outcome of any actions to generate liquidity, whether such actions would generate the expected liquidity as currently planned, or the availability of additional debt financing. The specific actions taken, the timing, and the overall amount will depend on a variety of factors, including market conditions, interest in specific assets, valuations of those assets and the underlying operating performance. If we continue to incur operating losses and/or we are not able to generate additional liquidity, the company could be negatively impacted in relation to access to materials or services that are important to the operation of our business.

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

Our failure to comply with federal, state, local and international laws, or changes in these laws, could adversely affect our results of operations.

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

Customers related to the upstream, midstream and downstream oil and gas industry accounted for approximately 64% and 78% of our net sales in 2018 and 2017, respectively. Brazil operations has invested in plant expansion and personnel over the past several years to pursue the oil and gas production, marine and industrial markets to reduce our reliance on upstream oil & gas (offshore production). Our business is still sensitive to cyclical commodity oil and natural gas prices that impact product demand and prices.

Our products include complex systems for energy and industrial markets which are subject to operational and liability risks.

We are engaged in the installation of complex power distribution and control systems for the energy and industrial markets. These systems are frequently complex and susceptible to unique engineering elements that are not tested in the actual operating environment until commissioned. As a result, we may incur unanticipated additional operating and warranty expenses that were not anticipated when the fixed-price contracts were estimated and executed resulting in reduced profit margins on such projects.

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

We have a risk of loss to a disputed working capital adjustment in the sale of M&I

The contractual terms of the sale of U.S. assets to Myers Power Products, Inc. (the “Buyer”) in August included a provision to true-up the net working capital, estimated as of the date of closing, to the actual working capital as calculated by the Buyer and agreed to by the Seller. Any difference in actual (conclusive) net working capital in relation to the estimated working capital at closing could result in an adjustment to the purchase price.  Subsequent to September 30, 2018, the Company received notification from the Buyer of their actual working capital calculation. In the notification, the Buyer has communicated a decrease of approximately $4.3 million dollars in net working capital, in comparison to the estimated working capital used at the contract closing. In the event the Buyer and Seller cannot agree to a conclusive net working capital adjustment, then all items remaining in dispute shall be submitted by either one of the parties within thirty (30) calendar days after the expiration of the resolution period to a national or regional independent accounting firm mutually acceptable to Buyer and Seller (the "Neutral Arbitrator"). The Neutral Arbitrator shall act as an arbitrator to determine the conclusive net working capital.  The conclusive net working capital, once finally determined, may result in a purchase price adjustment due to the Buyer or to the Company as Seller.

As of the date of the filing of the 10-K for the period ended December 31, 2018, the Company disagrees with the buyers working capital calculation and has not received documentation sufficient to support the Buyer’s position. As such, no adjustments have been considered in determining the gain on the sale of assets reported as of December 31, 2018.  The resulting purchase price adjustment based on the conclusive net working capital adjustment, if any, would be reflected in the future period if it is required.

Management believes there is minimal changes to the estimated net working capital.

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

Natural disasters acts or threats of war or terrorism, international conflicts, and the actions taken by the United States and other governments in response to such events could cause damage to or disrupt our business operations or those of our customers, any of which could have an adverse effect on our business.

We install products and operate in Brazil. Extreme weather conditions could result in disruption or delay of customer projects and production and delivery of materials and products in our supply chain. In addition, natural disasters such as hurricanes, tornadoes, or a combination of these or other factors could damage or destroy our facilities negatively affecting our business and results of operations as well as causing us to incur significant expenses to repair or replace such facilities. We carry insurance to minimize our risk of loss; however, actual losses may exceed insurance limits. Additionally, the costs associated with a slowdown of operations caused by a disruption in the supply chain may not be covered.

We generate most of our net sales from international operations and are subject to the risks of doing business outside of the United States.

Approximately 100% of our net sales in 2018 were generated from projects and business operations outside of the United States, primarily provided to the oil and gas production and marine industries in Brazil and Argentina. The oil and gas industry operate in both remote and potentially politically unstable locations, and numerous risks and uncertainties affect our non-United States operations. These risks and uncertainties include changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as United States laws affecting activities of United States companies abroad, including tax laws and enforcement of contract and intellectual property rights. In addition, the costs of providing our services can be adversely and/or unexpectedly impacted by the remoteness of the locations and other logistical factors.

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

Our common stock could be delisted from NASDAQ if we do not comply with NASDAQ’s listing standards.

Our common stock is currently listed for quotation on the NASDAQ Capital Market. On October 15, 2018, the Company received a deficiency letter from the Listing Qualifications Department of the NASDAQ Capital Market notifying the Company that, for the last 30 consecutive business days prior to the date of the letter, the bid price for its common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Capital Market. The Company was provided an initial period of 180 calendar days, or until April 15, 2019, to regain compliance with the listing requirements. We have committed to NASDAQ to undertake a reverse stock split in order to comply with the minimum listing requirement and we are awaiting response from them which may grant us additional time to do so. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that our common stock complies with NASDAQ’s continued listing standards.

If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for the Company to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of the common stock and could result in a decrease in the trading price of the Company’s common stock. In addition, there can be no assurance that the common stock would be eligible for trading on any such alternative exchange or markets.

Joint Venture limited life risk.

The joint venture, BOMAY, was formed in 2006 in China with limited life term of 12 years. The joint venture may be terminated earlier for valid business reasons including Force Majeure. In the event the joint venture is to be terminated, either party may acquire the other parties’ interests and continue the operations of the joint venture. The joint venture agreement includes provisions for extending the life of BOMAY agreement of all parties. In such case, the joint venture shall apply for the extension to the relevant Chinese authority six months before expiry of the venture. In March 2018, BOMAY’s Board of Directors approved a ten year extension of the term of the joint venture agreement to 2028; however, the Company remains subject to the risks associated with a limited life business venture.

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

Risk from Restricted U.S. Government Access to Audit Documents in China.

The audit of BOMAY for the fiscal years ended December 31, 2018 and 2017 was conducted in China by a Chinese audit firm not registered with the Public Company Accounting Oversight Board (“PCAOB”) under the direction of the Company’s independent auditor.  The Company’s independent auditor has directed additional procedures to comply with auditing standards prescribed by the PCAOB.

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

As a result, the SEC or PCAOB may be unable to conduct inspections of the BOMAY audit work papers.  The Company’s stockholders may be deprived of the benefits of PCAOB inspections and may lose confidence in our reported financial information and procedures and the quality of portions of our financial statements.

Our international operations are generally subject to a number of risks. These include:

•	foreign laws and business practices that favor local competition;
•	dependence on local channel partners;
•	compliance with multiple, conflicting and changing government laws and regulations;
•	longer sales cycles;
•	difficulties in managing and staffing foreign operations;
•	foreign currency exchange rate fluctuations;
•	political and economic stability;
•	greater difficulty in hiring qualified personnel; and
•	difficulties with financial reporting in foreign countries.

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

Foreign Currency Transaction Risk

The Company operates a subsidiary in Brazil and maintains equity method investment in its Chinese joint venture, BOMAY. The functional currencies of the Brazilian subsidiary and the Chinese joint venture are the Brazilian Real and Chinese Yuan, respectively. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income in our consolidated balance sheets. The translation adjustment at December 31, 2018 was an accumulated loss $0.4 million due principally to the weakening of the Chinese Yuan versus the United States Dollar.

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

Interest Rate Risk

Our interest rate sensitive items do not subject us to material risk exposures. We have no material debt except for the Brazil note payable to our previous chairman.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table describes the material facilities of AETI and its subsidiaries, including its foreign joint venture, as of December 31, 2018:

Location	General Description	Approximate Acres	Approximate Square Feet of Building	Owned/Leased
Houston, Texas	Company headquarters, administration	0.1	500	Leased
Brazil - Macaé	M&I Brazil offices and shop services	0.6	24,756	Leased
Rio	M&I Brazil offices and shop services	0.15	6,460	Leased
Belo Horizonte	M&I Brazil offices	0.1	2,152	Leased
Foreign joint venture operations:
Xian, Shaanxi, China	BOMAY Electric Industries offices and manufacturing	4.1	100,000	Owned

ITEM 3.	LEGAL PROCEEDINGS.

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters is not expected to have a material effect on our consolidated financial position or results of operations.

See Note 16, Discontinued Operations for a discussion of outstanding issues associated with the sale of the U.S. operations to Myers in August 2018.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on The NASDAQ Stock Market under the symbol “AETI”.

As of March 7, 2019, there were 48 shareholders of record of our common stock.

The Company did not declare or pay cash dividends on common shares in either fiscal year 2018 or 2017. Dividends were paid on our Series A Convertible Preferred Stock. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operations of its business.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about outstanding equity plans as of December 31, 2018. The 2007 Employee Stock Incentive Plan, as amended, has been approved to issue up to 2,200,000 shares of the Company’s common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding rights (1)	Weighted-average exercise price of outstanding options (2)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3) (a)
Equity compensation plans approved by security holders	5,031	$-	586,018
Equity compensation plans not approved by security holders	-	-	-
Total	5,031	$-	586,018

(1)	Includes shares of common stock issuable upon vesting of outstanding restricted stock units (RSUs).
(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which convert to common stock on a one-to-one basis. No options were outstanding.
(3)	Consists of the shares available for future issuance under 2007 Employee Stock Incentive Plan for services by eligible employees, board members, independent contractors and consultants.
(a)	See Note 9 in the Notes to Consolidated Financial Statements included in this 10-K for the year ended December 31, 2018 for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of M&I Electric Industries, Inc., its wholly-owned subsidiary, South Coast Electric Systems, LLC and M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”). As a result of the sale of South Coast Electric Systems operations in 2016 and M&I Electric (“M&I”) operations in 2018, results from continuing operations include the operations of our Brazilian subsidiary, our interest in a Chinese joint venture and our corporate operations in Houston, Texas. Our foreign joint venture is accounted for by the equity method.

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

•

Midstream oil and gas is primarily related to oil and gas transportation, including oil and gas pipelines and compression and pumping stations. The Company also has a limited customer base in natural gas fractionation (separation), cryo, natural gas to liquids, and other natural gas related-plants.

•	Downstream oil and gas includes oil refining and petrochemical plants, as well as LNG plants, export facilities, and storage facilities.
•	Marine and industrial
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

Business Sectors Disclosures

Our financial results are primarily from sales to the Oil and Gas Industry. This information is supplemental and provided to allow investors to follow our future trends in marketing to the Oil and Gas Industry.

Year Ended December 31, 2018 and 2017
Oil & Gas Industry
2018
Net sales as a % of total sales	64%

Oil & Gas Industry
2017
Net sales as a % of total sales	78%

Foreign Joint Venture:

Summary financial information of BOMAY in U.S. dollars was as follows at December 31, 2018 and 2017:

	BOMAY		MIEFE
	2018	2017	2018	2017
Assets:	(in thousands)		(in thousands)
Total current assets	$59,124	$50,000	$-	$121
Total non-current assets	5,742	3,457	-	15
Total assets	$64,866	$53,457	$-	$136
Liabilities and equity:
Total liabilities	38,732	25,598	-	198
Total joint ventures’ equity	26,134	27,859	-	(62)
Total liabilities and equity	$64,866	$53,457	$-	$136

	BOMAY		MIEFE
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenue	$37,244	$26,168	$-	$89
Gross Profit	$7,878	$5,654	$-	$23
Earnings	$2,381	$1,084	$-	$55

The Company’s investments in and advances to its foreign joint venture’s operations were as follows as of December 31, 2018 and 2017 in U.S. Dollars:

	BOMAY		MIEFE
	2018	2017	2018	2017
Investments in foreign joint ventures:	(in thousands)		(in thousands)
Balance at beginning and end of year	$2,033	$2,033	$-	$-
Undistributed earnings:
Balance at beginning of year	7,967	8,313	-	-
Equity in earnings (loss)	953	434	-	-
Dividend distributions	(1,127)	(780)	-	-
Balance at end of year	7,793	7,967	-	-
Foreign currency translation:
Balance at beginning of year	737	104	210	213
Change during the year	(583)	633	(210)	(3)
Balance at end of year	154	737	-	210
Total investments at end of year	$9,980	$10,737	$-	$210

*

Accumulated statutory reserves in equity method investments of $2.8 million at both December 31, 2018 and 2017, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

The Company accounts for its investments in foreign joint venture operations using the equity method of accounting. Under the equity method, the Company’s share of the joint venture operations earnings or loss is recognized in the consolidated statements of operations as equity income (loss) from foreign joint venture operations. Joint venture income increases the carrying value of the joint ventures and joint venture losses reduce the carrying value. Dividends received from the joint ventures reduce the carrying value.

The equity income for the Company’s interest in the BOMAY joint venture for 2018 and 2017 was $0.95 million vs. $0.43 million.

Historically, the operating results of BOMAY have appeared almost seasonal as budgets were established for new years in March and the company worked to complete production to meet targets. Most of BOMAY’s production is for BOMCO for the Chinese National Petroleum Corporation, (“CNPC”), for land drilling in China and in other international markets where BOMCO or CNPC have relationships.

At December 31, 2018, there were inventories and work in progress at BOMAY of approximately $25.58 million compared to approximately $17.88 million at December 31, 2017. We expect much of this will be invoiced in 2019 after new budgets are established and products accepted. Additionally, new international orders will be completed and recognized. BOMAY has addressed the recent downturn in the Chinese market with reduced staff and other cost cutting measures.

Results of Operations

The table below summarizes our consolidated operations for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31
	2018	2017
Net revenues	$7,591	$5,716
Cost of revenue	5,677	4,566
Gross Profit	1,914	1,150
Operating Expenses:
General and administrative	3,335	4,194
Selling	410	490
Total operating expenses	3,745	4,684

Foreign joint ventures:
Equity income from joint ventures	953	656
Loss on liquidation of investment in MIEFE	(210)	-
Joint venture operations' related expenses	(142)	(250)
Net equity income from foreign joint venture operations	601	406
Loss from operations	(1,230)	(3,128)
Other income (expense):
Interest expense	(24)	(50)
Other, net	(116)	26
Total other expense	(140)	(24)
Loss from continuing operations before income tax expense (benefit)	(1,370)	(3,152)
Income tax provision (benefit)	291	(2,955)
Net loss from continuing operations	(1,661)	(197)
Loss from discontinued operations, including gain on the sale of $4,521	(896)	(2,031)
Net loss	(2,557)	(2,228)
Dividend and accretion of discount on redeemable convertible preferred stock	(360)	(356)
Net loss attributable to common stockholders	$(2,917)	$(2,584)

Year ended December 31, 2018 compared to year ended December 31, 2017

Revenue and Gross Profit

Brazil Revenue increased 33%, or $1.9 million, to $7.6 million for the year ended December 31, 2018, compared to the year ended December 31, 2017. This growth was driven by the Company’s Brazil’s sales progress in downstream oil and gas market.

Gross profit increased 66%, or $0.8 million, to $1.9 million for the year ended December 31, 2018, compared to the year ended December 31, 2017. Gross profit as a percentage of revenues increased to 25% for the year ended December 31, 2018, compared to 20% for the year ended December 31, 2017. This increase was primarily attributable to the corresponding increase in revenue for the period.

Selling and Marketing Expenses

Selling and marketing expenses decreased 16%, or less than $0.1 million, to $0.4 million for the year ended December 31, 2018, compared to the year ended December 31, 2017. Selling and marketing expenses, as a percentage of revenues, decreased 5% for the year ended December 31, 2018, compared to the year ended December 31, 2017.

General and Administrative Expenses

General and administrative expenses decreased by 20%, or $0.9 million, to $3.3 million for the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to lower payroll and related expenses totaling $0.6million compared to the prior period. General and administrative expenses, as a percentage of revenues, decreased 29% to 44% for the year ended December 31, 2018, compared to the year ended December 31, 2017.

Foreign Joint Venture Equity

Net equity income from the foreign joint venture increased 48%, or $0.2 million, to $0.6 million for the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to an increase in revenues at our Chinese foreign joint venture, partially offset by the loss on the disposal of MIEFE.

Income Tax Provisions

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. The most significant impact of the legislation for the Company was a $2.87 million reduction of the value of net deferred tax liability as a result of the one-time transition tax on the cumulative value of earnings and profits that were previously not repatriated for U.S. income tax purposes, net of net operating loss carryforward. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

At December 31, 2018, we recorded a provision for income taxes of $0.3 million compared to a benefit from income taxes of $2.96 million in 2017. These amounts reflect the revaluation of the Company’s deferred tax liability using the enacted rate of 21%, as well as the one-time transition tax in 2017. The 2018 income tax expense of $0.3 million represents foreign income taxes paid in Brazil and taxes paid on distributions from BOMAY. See Note 6 Income Taxes, in the Notes to Consolidated Financial Statements included elsewhere in this report for further details.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2018	December 31, 2017
	(in thousands, except percentages and ratios)
Working capital	$1,201	$1,032
Current ratio	1.4 to 1	1.1 to 1
Total Debt	$200	$6,148
Debt as a percent of total capitalization	3%	38%
Consolidated net worth*	$11,716	$14,521

*	“Consolidated Net Worth” represents the Company’s consolidated total assets less consolidated total liabilities.

See Note 7, Notes Payable in the Notes to Consolidated Financial Statements included elsewhere in this report for discussion of recent financing activity.

Financing

On March 23, 2017 the Company entered into a $7.00 million Senior Secured Term Note (“the Note”) with a third-party lender. The Note is payable in monthly interest only payments in arrears at a fixed rate of 11.50%. Principal of $0.50 million was paid on June 30, 2017. The Note was amended November 13, 2017 requiring minimum principal reductions of $30,000 per month beginning in April 2018 and with the remaining balance due March 23, 2021. This debt was repaid in full from proceeds received on the Sale of the Company’s U.S. operations in August 2018.

The Company continues to monitor its liquidity position closely and depending on the business needs may raise cash in the form of debt, equity or a combination of both. However, there can be no assurance that additional capital can be obtained or that it can be obtained at terms that are favorable to us and our existing stockholders.

Uses and Sources of Liquidity

Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes. We have incurred losses and experienced negative operating cash flows for the past several years, and accordingly, the Company has taken a number of actions to continue to support its operations and meet its obligations.

During 2017, the Company refinanced its outstanding loans which at that time provided approximately $1.0 million of working capital. In addition, the Board of Directors of the Company created a special committee to address strategic initiatives that include addressing liquidity.

In 2018, we concluded the sale of our U.S. operations to an affiliate of Myers. We expect to continue to optimize our international operations including expansion of our service business in Brazil and diversification of our joint venture operation in China.

Operating Activities

During the twelve months ended December 31, 2018, the Company’s operating activities used cash of $3.3 million as compared to providing cash of less than $0.1 million during 2017. This was primarily related to costs associated with the sale of the Company’s U.S. operations.

Investing Activities

During the twelve months ended December 31, 2018, the Company’s investing activities provided $9.9 million in cash as compared to providing nil for the comparable period in 2017. This was primarily the result of $10.1 million in cash received from the sale of the Company’s U.S. operations.

Financing Activities

During the twelve months ended December 31, 2018, the Company’s financing activities used cash of $6.5 million as compared to providing cash of $0.5 million in the comparable period in 2017. The increase in cash used in 2018 is primarily payments of debt in conjunction with the sale of the company’s U.S. operations.

Liquidity

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of operating cash needs. To meet our short and long-term liquidity requirements, we rely primarily on cash from operations and distributions from our China joint venture. We have experienced high expenses in connection with the previously disclosed Share Exchange Agreement to acquire Stabilis Energy, LLC which may require us to seek short term financing to cover such expenses.

Operating Lease Commitments Brazil

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018:

Year Ending December 31,	Amount
(In thousands)
2019	$216
2020	224
2021	233
2022	200
$873

Effects of Inflation

We experienced minimal increases in our material prices in 2018. The Company has been generally successful in recovering these increases from its customers in the form of increased prices. Future inflationary pressures will likely be largely dependent on the worldwide demand for these basic materials which cannot be predicted at this time.

Commitments and Contingencies

The Company is party to a number of legal proceedings in the normal course of business for which appropriate provisions have been made if it is believed an ultimate loss is probable.

Critical Accounting Policies and Estimates

We have adopted various critical accounting policies that govern the application of accounting principles under U.S. GAAP in the preparation of our consolidated financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Certain accounting policies involve significant estimates and assumptions by us that have a material impact on our consolidated financial condition or operating performance. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of our consolidated financial statements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”, nor do we have any “variable interest entities.”

Revenue Recognition – Prior to January 1, 2018, the Company recognized revenue upon shipment of goods or performance of services, provided that collection of the receivable was probable, persuasive evidence of a contract existed, and the price was fixed or determinable.

On January 1, 2018 the Company adopted ASC 606 on a modified retrospective basis and applied the guidance to all of its contracts. As a result of the Company’s adoption, there were no changes to the timing of the recognition or measurement of revenue, and there was no cumulative effect of adoption as of January 1, 2018.

Under ASC 606, revenue is measured as consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Amounts are billed upon completion of service or transfer of a product and are generally due within 30 days.

Service revenue is generated from time and material projects and consulting services. The Company generally establishes a master services agreement with each customer and provides associated services on a work order basis, generally by the hour for services performed. The majority of the Company’s contracts with customers are short-term in nature and are recognized as the services are performed, as the transfer of control to the customer and the Company’s right to payment corresponds directly to the services performed to date, at all times throughout completion of the contract.

Product revenue is generated from the resell of electrical and instrumentation equipment. Product contracts are established by agreeing on a sales price or transaction price for the related item. Revenue is recognized when the customer has taken control of the product. Payment terms for product contracts are generally thirty days from the receipt of the invoice. Product revenue is recognized upon delivery of the related item to the customer, at which point the customer controls the product and the Company has an unconditional right to payment.

Foreign Currency Gains and Losses – Foreign currency translations are included as a separate component of comprehensive income. The Company has determined the local currency of its foreign subsidiary and its foreign joint venture to be the functional currency. In accordance with Accounting Standards Codification “ASC” 830, the assets and liabilities of the foreign equity investees and M&I Brazil, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date and net sales and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income, net of deferred income taxes, which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

Federal Income Taxes – The liability method is used in accounting for federal income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the Company’s tax returns. As of December 31, 2018 and 2017, management believed there was uncertainty regarding the future realizability of deferred tax assets and a valuation allowance was established for the entire deferred tax asset balance.

Contingencies – The Company records an estimated loss from a loss contingency when information indicates that it is probable that an asset has been impaired, or a liability has been incurred and the amount of loss can be reasonably estimated. Contingencies are often resolved over long time periods, are based on unique facts and circumstances, and are inherently uncertain. The Company regularly evaluates the current information that is available to determine whether such accruals should be adjusted, or other disclosures related to contingencies are required. The Company is a party to a number of legal proceedings in the normal course of business for which appropriate provisions have been made if it is believed an ultimate loss is probable. The ultimate resolution of these matters, individually or in the aggregate, is not likely to have a material impact on the Company’s consolidated financial position or results of operations.

Equity Income from Foreign Joint Venture Operations – The Company accounts for its investment in the foreign joint venture using the equity method. Under the equity method, the Company records its pro-rata share of the foreign joint venture income or losses and adjusts the basis of its investment accordingly. Dividends received from the joint venture, if any, are recorded as reductions to the investment balance.

Carrying Value of Joint Venture Investment – The Company evaluates the carrying value of its equity method investment to determine whether an impairment adjustment may be necessary. In making this evaluation, a variety of quantitative and qualitative factors are considered including international, national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on the most recent review at December 31, 2018 and December 31, 2017, management believes the carrying value of its investment in foreign joint venture is recoverable.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017). The Company adopted ASU 2014-09, effective January 1, 2018, using the modified retrospective method. The adoption of the standard did not have a material impact on the Company’s revenue recognition policies, other than enhanced disclosures related to the disaggregation of revenues from contracts with customers, the Company’s performance obligations and any significant judgments.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires (1) an entity to measure equity instruments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income; (2) entities to use the exit price notation when measuring the fair value of financial instruments for disclosure purposes; (3) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and (4) elimination of the requirement to disclose the methods and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The adoption of ASU No. 2016-01, effective January 1, 2018, did not have a material impact on the Company’s consolidated financial position, results of operations and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to  recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases expiring before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company adopted ASU No. 2016-02 on January 1, 2019. As of the date of this filing, management is refining its estimates and assumptions, however, anticipates the implementation of this standard will result in an increase in assets and liabilities of approximately $0.6 million to $0.8 million.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU No. 2016-15, effective January 1, 2018, did not have a significant impact on the Company’s consolidated financial position, results of operations and disclosures.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU No. 2016-20 allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The amendment also clarifies narrow aspects of ASC 606, including contract modifications, contract costs, and the balance sheet classification of items as contract assets versus receivables, or corrects unintended application of the guidance. The effective date and transition requirements for ASU No. 2016-20 are the same as the effective date and transition requirements for ASU No. 2014-09. The adoption of ASU No. 2016-20, effective January 1, 2018, did not have a material impact on the Company’s consolidated financial position, results of operations and disclosures. Please refer to ASU No. 2014-09 above.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of a business or as acquisitions (or disposals) of assets. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2018, with early adoption permitted under certain circumstances. The amendments of ASU No. 2017-01 should be applied prospectively as of the beginning of the period of adoption. The Company adopted ASU No. 2017-01 on January 1, 2019. The adoption of this standard had no impact on the Company’s consolidated financial position, results of operations and disclosures, as the adoption is applied on a prospective basis.

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

Market Risk

The markets in which we participate are capital intensive and cyclical in nature. The volatility in customer demand is greatly driven by the change in the price of oil and gas. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Coordination of project start dates is matched to the customer requirements and projects may take a number of months to complete; schedules also may change during the course of any particular project. For more information please see Outlook for Fiscal 2019, contained within Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity Risk

As of December 31, 2018, we had cash and cash equivalents of $2.1 million and outstanding debt in Brazil totaling $0.2 million owed to the previous chairman of AETI.

Interest Rates

Our interest rate sensitive items do not subject us to material risk exposures.

Foreign Currency Transaction Risk

AETI operates a subsidiary in Brazil and maintains equity method investment in its Chinese joint venture, BOMAY. The functional currencies of the Brazilian subsidiary and the joint venture are the Brazilian Real and Chinese Yuan. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment is recorded as accumulated other comprehensive income, net of taxes, in our consolidated balance sheets and was an accumulated loss of $0.4 million at December 31, 2018 primarily due to the weakening of the Chinese Yuan against the United States Dollar.

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

Disclosure controls and procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2018. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 due to the material weakness identified below.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was not effective as of December 31, 2018 and that a material weakness existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In managements’ assessment of the effectiveness of internal control over financial reported as of December 31, 2018, we determined the following weaknesses in internal control constitute a material weakness:

Failure to achieve and maintain effective internal control over financial reporting and effective disclosure controls and procedures in accordance with rules of the Securities and Exchange Commission promulgated under Section 404 of the SarbanesOxley Act could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business and stock price.

Under rules of the SEC promulgated under Section 404 of the SarbanesOxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting and an evaluation of our disclosure controls and procedures in this Annual Report on Form 10-K. In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, which assessment was conducted during the fourth quarter of 2018 and the first quarter of 2019 in connection with the preparation of 2018 audited financial statements and our Annual Report on Form 10K for 2018, we identified a material weakness in our internal control over financial reporting resulting from the combination of a limited accounting staff and the transitional status of our Chief Financial Officer. This material weakness in our internal control over financial reporting, as described below, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weaknesses are not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis.

We determined in the fourth quarter of 2018 that a material weakness in our internal control over financial reporting as of December 31, 2018 existed. As a part of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, we had considered both the composition and the limited size of our accounting department and their effect on the design of the controls established over our financial reporting process. In connection with the sale of the U.S. assets of our M&I Electric Industries in the third quarter of 2018, a number of our accounting employees left to work for the purchaser of the M&I assets. Also, in December 2018 our then Chief Financial Officer announced his resignation to pursue another career opportunity and he was replaced with our current CFO. We determined that the Company’s accounting personnel was reduced to a level that does not provide for sufficient segregation of duties, oversight of work performed and compensating controls in the Company’s accounting department. This material weakness was identified primarily because a number of deficiencies in controls and errors were detected by the current CFO and our independent registered public accounting firm. These errors were detected during the performance and completion of the Section 404 testing during the fourth quarter 2018 and during the course of the annual audit (from January 2019 through early March 2019). While it was determined that, individually and collectively, these errors were not material, and in all cases the Company’s financial statements were corrected during the completion of our 2018 audit in February and March 2019, such that our independent registered public accounting firm expressed an unqualified opinion on our December 31, 2018 financial statements, we concluded that in light of these ineffective controls as of December 31, 2018, there was more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected, and that, therefore, there was a “material weakness” in our internal control over financial reporting as of December 31, 2018.

We have recognized the need to hire additional accounting personnel to provide additional supervision, approval and review of accounting transactions and also provide our Chief Financial Officer with the necessary time to perform oversight and supervisory functions. We also recognize in our transition planning for the completion of the proposed share exchange transaction described elsewhere herein, which completion cannot be assured, that we will have a full complement of accounting staff under the leadership of an experienced Chief Financial Officer which we believe will remediate the material weakness described above. We are currently seeking to hire additional accounting staff at the present time to remediate this material weakness reported.

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

Changes in internal control over financial reporting

Management regularly reviews our system of internal control over financial reporting to ensure we maintain an effective internal control environment. With the exception of the event leading to the material weakness described above, there were no changes in our internal control over financial reporting that occurred during the year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information required by this Item is incorporated by reference to the information contained in the Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed within 120 days after our December 31, 2018 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed within 120 days after our December 31, 2018 fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The additional information required by this Item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed within 120 days after our December 31, 2018 fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the “Director Independence” and “Certain Relationships and Related Transactions” sections of our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed within 120 days after our December 31, 2018 fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed within 120 days after our December 31, 2018 fiscal year end.

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

ITEM 16.  FORM 10-K SUMMARY

None

EXHIBIT INDEX

2.1

Share Exchange Agreement, dated December 17, 2018, by and among American Electric Technologies, Inc., LNG Investment Company, LLC, AEGIS NG LLC, Stabilis Energy, LLC, and PEG Partners, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 24, 2018) (1)

    2.2    Asset Purchase Agreement dated August 6, 2018 by and among American Electric Technologies, Inc., M&I Electric Industries, Inc., M&I Electric, LLC and Myers Power Products, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 10, 2018) (2)

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

10.37	Summary of Compensation for CFO Don Boyd. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed December 7, 2018)*
10.41	Restricted Stock Unit Award Agreement dated August 22, 2017 with Neal Dikeman. (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed March 29, 2018)*
10.42	Letter Agreement with Neal Dikeman. (Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed March 29, 2018)*
14	Code of Ethics. (Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB filed March 21, 2004)
21	Subsidiaries of the Registrant.
23.1	Consent of Ham, Langston & Brezina, LLP.
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Accounting Officer.
32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Extension Presentation Linkbase Document.

(1)

Exhibits and schedules to the Share Exchange Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the U.S. Securities and Exchange Commission.

(2)

Schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2019

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Peter Menikoff
Peter Menikoff
(Chief Executive Officer)
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Peter Menikoff	Chief Executive Officer, Director	April 16, 2019
Peter Menikoff	(Principal Executive Officer)

/s/ Don W. Boyd	Chief Financial Officer	April 16, 2019
Don W. Boyd	(Principal Financial and Accounting Officer)

/s/ Charles M. Dauber		April 16, 2019
Charles M. Dauber	Director

/s/ Neal M. Dikeman
Neal M. Dikeman	Director	April 16, 2019

/s/ J. Hoke Peacock II
J. Hoke Peacock II	Director	April 16, 2019

/s/ Casey Crenshaw
Casey Crenshaw	Director	April 16, 2019

/s/ Edward Kuntz
Edward Kuntz	Director	April 16, 2019

AMERICAN ELECTRIC TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

With Report of Independent Registered Public Accounting Firm

December 31, 2018 and 2017

American Electric Technologies, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Electric Technologies, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of American Electric Technologies, Inc. and Subsidiaries (collectively, the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 16, 2019

American Electric Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,124	$2,289
Accounts receivable-trade, net	911	794
Inventories, net	69	2
Contract assets	344	592
Prepaid expenses and other current assets	433	151
Current assets held for sale	-	12,866
Total current assets	3,881	16,694
Property, plant and equipment, net	552	598
Advances to and investments in foreign joint ventures	9,980	10,947
Other assets	146	116
Assets held for sale	-	7,566
Total assets	$14,559	$35,921
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of long-term note payable	$-	$270
Short-term note payable	202	203
Accounts payable and accrued liabilities	2,478	1,719
Liabilities held for sale	-	13,471
Total current liabilities	2,680	15,663
Long-term note payable	-	5,524
Deferred compensation	163	213
Total liabilities	2,843	21,400
Commitments and contingencies (Note 13)
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $502 at December 31, 2018 and $562 at December 31, 2017; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at December 31, 2018 and December 31, 2017	4,498	4,438
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 9,413,245 and 8,850,532 shares issued and 9,219,270 and 8,669,650 shares outstanding at December 31, 2018 and December 31, 2017	9	9
Treasury stock, at cost 225,608 and 180,882 shares at December 31, 2018 and December 31, 2017	(965)	(916)
Additional paid-in capital	14,014	13,455
Accumulated other comprehensive (loss) income	(417)	401
Accumulated deficit; including accumulated statutory reserves in equity method investments of $2,809 at both December 31, 2018 and December 31, 2017	(5,423)	(2,866)
Total stockholders’ equity	7,218	10,083
Total liabilities, convertible preferred stock and stockholders’ equity	$14,559	$35,921

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Net revenues	$7,591	$5,716
Cost of revenue	5,677	4,566
Gross profit	1,914	1,150
Operating expenses:
General and administrative	3,335	4,194
Selling	410	490
Total operating expenses	3,745	4,684

Foreign joint ventures:
Equity income from joint ventures	953	656
Loss on liquidation of investment in MIEFE	(210)	-
Joint venture operations' related expenses	(142)	(250)
Net equity income from foreign joint venture operations	601	406
Loss from operations	(1,230)	(3,128)
Other income (expense):
Interest expense	(24)	(50)
Other income (expense)	(116)	26
Total other expense	(140)	(24)
Loss from continuing operations before income tax expense (benefit)	(1,370)	(3,152)
Income tax provision (benefit)	291	(2,955)
Net loss from continuing operations	(1,661)	(197)
Loss from discontinued operations, including gain on the sale of $4,521	(896)	(2,031)
Net loss	(2,557)	(2,228)
Dividend and accretion of discount on redeemable convertible preferred stock	(360)	(356)
Net loss attributable to common stockholders	$(2,917)	$(2,584)

Loss per common share - basic and diluted:
Continuing operations	$(0.23)	$(0.06)
Discontinued operations	(0.10)	(0.24)
Consolidated operations	$(0.33)	$(0.30)
Weighted - average number of common shares outstanding:
Basic and diluted	8,892,585	8,525,645

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2018	2017
Net loss	$(2,557)	$(2,228)
Foreign currency translation adjustments	(1,028)	403
Reclassification adjustment for loss on liquidation of investment in MIEFE	210	-
Total comprehensive loss	$(3,375)	$(1,825)

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2016	8,335,968	$8	$(863)	$12,613	$(2)	$(638)	$11,118
Common stock issued to ESPP	7,151	-		13	-	-	13
Common stock issued for accrued dividends on preferred stock	82,268	-	-	150	-	-	150
Common stock issued as payment of preferred stock	164,535	1	-	(1)	-	-	-
Accretion of discount on preferred stock	-	-	-	(56)	-	-	(56)
Treasury stock purchase	(17,342)	-	(53)	-	-	-	(53)
Restricted stock units	97,070	-	-	371	-	-	371
Net loss	-	-	-	-	-	(2,228)	(2,228)
Warrants issued as part of debt refinancing	-	-	-	365	-	-	365
Other comprehensive income	-	-	-	-	403	-	403
Balance at December 31, 2017	8,669,650	$9	$(916)	$13,455	$401	$(2,866)	$10,083
Common stock issued to ESPP	7,614	-	-	10	-	-	10
Common stock issued as payment of preferred stock	281,858	-	-	-	-	-	-
Accretion of discount on preferred stock	-	-	-	(60)	-	-	(60)
Treasury stock purchase	(44,726)		(49)	-	-	-	(49)
Restricted stock units	304,874	-	-	609	-	-	609
Net loss		-	-	-	-	(2,557)	(2,557)
Other comprehensive income		-	-	-	(818)	-	(818)
Balance at December 31, 2018	9,219,270	$9	(965)	$14,014	$(417)	$(5,423)	$7,218

The accompanying notes are an integral part of the consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,557)	$(2,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(4,521)	-
Distributions in excess of equity in income from joint ventures	174	125
Depreciation and amortization	517	841
Stock based compensation	609	373
Deferred income taxes	-	(3,033)
Deferred compensation costs	(50)	(47)
Provision for bad debts	37	(127)
Loss on liquidation of investment in MIEFE	210	-
Gain on disposal of property, plant and equipment	154	-
Amortization of debt issuance costs and debt discounts	706	86
Provision for obsolescence of inventory	-	66
Change in operating assets and liabilities:
Accounts receivable, net	2,654	750
Inventories	125	(212)
Contract assets	2,885	(787)
Prepaid expenses and other current assets	(164)	(208)
Accounts payable and accrued liabilities	(5,057)	2,915
Contract liabilities	960	1,584
Net cash used in operating activities	(3,318)	98
Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(257)	(410)
Net cash proceeds from sale of assets of M&I Electric	10,118	-
Redemption of certificates of deposit	-	457
Net cash provided by investing activities	9,861	47
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock, and warrants	10	10
Treasury stocks purchase	(49)	(53)
Proceeds from long-term notes payable	-	7,000
Proceeds from short-term notes payable	-	200
Payments on revolving credit facility	-	(1,500)
Payments on long-term notes payable	(6,500)	(4,200)
Payments on short-term notes payable	-	(500)
Other financing activities, net	-	(427)
Net cash (used in) provided by financing activities	(6,539)	530
Effect of exchange rates on cash	(169)	(4)
Net increase (decrease) in cash and cash equivalents	(165)	671
Cash and cash equivalents, beginning of period	2,289	1,618
Cash and cash equivalents, end of period	$2,124	$2,289
Supplemental disclosures of cash flow information:
Interest paid	$616	$772
Income taxes paid	$291	$78
Non-cash investing and financing transactions:
Warrants issued as part of debt refinancing	$-	$365
Issuance of shares of common stock on accrued preferred dividends payables	$300	$450

The accompanying notes are an integral part of the consolidated financial statement.

American Electric Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)	Organization and Nature of Business

American Electric Technologies, Inc. (“AETI” or the “Company”) is the surviving financial reporting entity from a reverse acquisition of American Access Technologies, Inc. by the shareholders of M&I Electric Industries, Inc. (“M&I”) on May 17, 2007. Immediately upon the completion of the reverse acquisition, American Access Technologies, Inc. changed its name to American Electric Technologies, Inc. AETI is a Florida corporation and M&I, AETI’s wholly-owned subsidiary is a Texas corporation. M&I has a wholly-owned subsidiary, South Coast Electric Systems, LLC (“SCES”), and joint venture interests in China and formerly had a joint venture in Singapore. The Singapore joint venture wrapped up in operations in 2018 and was sold.

In 2014, the Company formed a wholly-owned subsidiary in Brazil (“M&I Brazil”), which is owned 20% by AETI and 80% by M&I. The Company has a U.S. corporate office in Texas; Brazil facilities and sales offices in Macaé, Rio and Belo Horizonte; and a foreign joint venture in Xian, China. The Company leases offices in Houston, Texas and internationally in Rio, Macaé and Belo Horizonte, Brazil.

M&I’s wholly-owned subsidiary, SCES, is a Delaware Limited Liability Company organized on February 20, 2003 and is currently inactive. Substantially all M&I’s assets and liabilities were sold or settled in 2018 and M&I currently has only activity with China and Brazil

M&I has a foreign joint venture interest in BOMAY Electrical Industries Company, Ltd. (“BOMAY”) and previously held an interest in M&I Electric Far East PTE Ltd. (“MIEFE”) that was liquidated in 2018. BOMAY provides electrical systems primarily for land and marine based drilling rigs in China and is accounted for using the equity method of accounting.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AETI and its wholly-owned subsidiaries, M&I and M&I Brazil. Significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by management include:

(1)	Estimates of the provision for doubtful accounts
(2)	Estimated useful lives of property and equipment
(3)	Valuation allowances related to deferred tax assets

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

Financial Instruments

The Company includes fair value information in the notes to the consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of December 31, 2018 and 2017. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less. Cash balances, which routinely exceed Federal Deposit Insurance Corporation limits, are maintained in JP Morgan Chase Bank and Frost Bank.  These institutions were selected by management based on their financial stability. The company has experienced no losses on deposits.

Short-term Investments

Short-term investments consist of any fund held in certificates of deposits with original maturities greater than three months and investments in debt and equity securities with maturity of one year or less.

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

Inventories

Inventories are stated at the lower of cost or market, with material value determined using an average cost method. At December 31, 2018 and 2017, inventory is primarily raw materials for use on service jobs in Brazil.

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

Based on management’s reviews during each of the years ended December 31, 2018 and 2017, there were no events or circumstances that caused management to believe that impairments were necessary.

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

Foreign Currency Gains and Losses

Foreign currency translations are included as a separate component of comprehensive income (loss). The Company has determined the local currency of its foreign subsidiary and foreign joint ventures to be the functional currency. In accordance with Accounting Standards Codification (ASC 830), the assets and liabilities of the foreign equity investees and foreign subsidiary, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date and net sales and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income (loss), net of deferred income taxes, which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations.

Revenue Recognition

The Company records net sales from its time and material projects on a completed service basis after customer acknowledgement that the service has been completed and accepted. In addition, the Company sells certain purchased parts and products. These net sales are recorded when the product is shipped and title passes to the customer.

On January 1, 2018, the Company adopted ASC 606 on a modified retrospective basis and applied the guidance to all of its contracts. As a result of the Company’s adoption, there were no changes to the timing of the recognition or measurement of revenue, and there was no cumulative effect of adoption as of January 1, 2018. See Note 17, Revenue Recognition (ASC 606) for the Company’s policy effective January 1, 2018.

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

During 2018, the Company continued to face a challenging competitive environment and while it continues to focus on its overall profitability, including managing expenses, it reported a loss in 2018 and was required to fund cash used in operating activities with cash from investing and financing activities. Going forward, the Company expects to generate additional liquidity from strategic initiatives including monetization of assets and additional debt and equity financing actions. The Company expects that these actions will be executed in alignment with the anticipated timing of its liquidity needs. In August the Company closed on a sale of its U.S. operations. The Company expects to continue to optimize international operations including expansion of its service business in Brazil and diversification of its joint venture operations in China.

In December 2018, the Company signed an agreement to acquire Stabilis Energy for stock, pending stock holder approval in 2019. The Company’s historical operating results indicate substantial doubt exists related to its ability to continue as a going concern. However, the Company believes it is probable that the actions discussed above will occur and mitigate the substantial doubt raised by its historical operating results and satisfy its estimated liquidity needs 12 months from the issuance of the financial statements. However, the Company cannot predict, with certainty, the outcome of its actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. In addition, Redeemable Preferred Stock contains certain limitations on our ability to sell assets, which could impact our ability to complete asset sale transactions or our ability to use proceeds from those transactions to fund our operations. Therefore, any planned actions must take into account the ability to transact within any applicable restrictions under these agreements. If the Company continues to experience operating losses and is not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, it may not be able to access additional liquidity and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact the Company’s access to materials or services that are important to the operation of its business.

Concentration of Market Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s market risk is dependent primarily on the strength of the oil and gas and energy-related industries. The Company grants credit to customers and does not generally require security for credit granted except in the case of certain international contracts. Procedures are in effect to monitor the credit worthiness of its customers. During 2018, two customers accounted for approximately 23% of net revenue and 56% of net accounts receivable – trade. During 2017, no customers accounted for more than 10% of total revenue and three customers accounted for 53% of net accounts receivable – trade.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the Company’s financial position, results of operations or cashflows. See Note 16 for additional information.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017). The Company adopted ASU 2014-09, effective January 1, 2018, using the modified retrospective method. The adoption of the standard did not have a material impact on the Company’s revenue recognition policies, other than enhanced disclosures related to the disaggregation of revenues from contracts with customers, the Company’s performance obligations and any significant judgments. See Note 17, Revenue Recognition (ASC 606).

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. In February 2018, FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The amendment clarifies that land easements are within the scope of the new leases standard (ASC 842) and introduces a new transition practical expedient allowing a company to not assess whether existing and expired land easements that were not previously accounted for as leases under current U.S. GAAP (ASC 840) are or contain leases under ASC 842.

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

In July 2018, FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The amendment provides improvements that clarify specific aspects of the guidance in ASU 2016-02. In August 2018, FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendment provides entities with an additional (and optional) transition method to adopt the new leases standard and provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if certain criteria are met. The Company adopted ASU 2016-02 on January 1, 2019. As of the date of this filing, the Company is refining its estimate and anticipates the implementation of this standard will result in an increase to assets and liabilities of approximately between $0.60 million and $0.80 million on January 1, 2019.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12 provides narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. The amendment also provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers and is expected to reduce the judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU No. 2016-12 are the same as the effective date and transition requirements for ASU No. 2014-09. This standard was adopted effective January 1, 2018, see ASU No. 2014-09 above for additional information.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for reporting periods beginning after December 15, 2017. The Company adopted the provisions of ASU 2016-15 on January 1, 2018. The Company made the accounting policy election to classify dividends received from its equity method investment using the cumulative earnings approach.  Accordingly, dividends received are classified as operating cash flows until such time that cumulate dividends exceed cumulative equity in earnings.  The adoption of the standard has been applied on a retrospective basis in the accompanying Consolidated Statement of Cash Flows.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU No. 2016-20 allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The amendment also clarifies narrow aspects of ASC 606, including contract modifications, contract costs, and the balance sheet classification of items as contract assets versus receivables, or corrects unintended application of the guidance. The adoption of ASU No. 2016-20 as of January 1, 2018 did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of a business or as acquisitions (or disposals) of assets. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2018, with early adoption permitted under certain circumstances. The amendments of ASU No. 2017-01 should be applied prospectively as of the beginning of the period of adoption. The Company adopted ASU No. 2017-01 on January 1, 2019. The adoption of this standard had no impact on the Company’s consolidated financial position, results of operations and disclosures, as the adoption is applied on a prospective basis.

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

(3)	Inventories

Inventories consisted of the following at December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
	(in thousands)
Raw materials	$53	$2
Work-in-process	$16	$-
Total inventories	$69	$2

(4)	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2018 and 2017:

Category	Estimated Useful Lives (years)	2018	2017
		(in thousands)
Buildings and improvements	15 – 25	$146	$54
Office equipment and furniture	2 – 7	133	112
Automobiles and trucks	2 – 5	28	33
Machinery and shop equipment	2 – 10	476	568
Total		$783	$767
Less: accumulated depreciation and amortization		(231)	(169)
Total		$552	$598

Depreciation expense recognized in the year ended December 31, 2018 and 2017 is as follows:

	2018	2017
Continuing Operations:	(in thousands)
Cost of revenue	$146	$84
General and administrative expenses	133	113
Discontinued operations	238	644
	$517	$841

(5)	Advances to and Investments in Foreign Joint Venture Operations

The Company has a foreign joint venture agreement and holds a 40% interest in a Chinese company, BOMAY, which builds electrical systems for sale in China. The majority partner in this foreign joint venture is a subsidiary of a major Chinese oil company. M&I made an initial investment of $1.00 million in 2006 and made an additional $1.00 million investment in 2007. The Company’s equity income/loss from the foreign joint venture was $0.95 million and $0.43 million for the years ended December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, the Company received $1.1 million and $0.78 million, respectively, in dividends from BOMAY. There were no accounts receivable from BOMAY at December 31, 2018 and $0.04 million at December 31, 2017.

During 2018 and 2017, the Company also recognized approximately $0.14 million and $0.25 million for each year, respectively, for employee related expenses directly attributable to the foreign joint ventures.

Summary financial information of BOMAY in U.S. dollars was as follows at December 31, 2018 and 2017:

	BOMAY		MIEFE
	2018	2017	2018	2017
Assets:	(in thousands)		(in thousands)
Total current assets	$59,124	$50,000	$-	$121
Total non-current assets	5,742	3,457	-	15
Total assets	$64,866	$53,457	$-	$136
Liabilities and equity:
Total liabilities	38,732	25,598	-	198
Total joint ventures’ equity	26,134	27,859	-	(62)
Total liabilities and equity	$64,866	$53,457	$-	$136

	BOMAY		MIEFE
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenue	$37,244	$26,168	$-	$89
Gross Profit	$7,878	$5,654	$-	$23
Earnings	$2,381	$1,084	$-	$55

The Company’s investments in and advances to its foreign joint venture operations were as follows as of December 31, 2018 and 2017:

	BOMAY*		MIEFE
	2018	2017	2018	2017
Investments in foreign joint ventures:	(in thousands)		(in thousands)
Balance at beginning and end of year	$2,033	$2,033	$-	$-
Undistributed earnings:
Balance at beginning of year	7,967	8,313	-	-
Equity in earnings (loss)	953	434	-	-
Dividend distributions	(1,127)	(780)	-	-
Balance at end of year	7,793	7,967	-	-
Foreign currency translation:
Balance at beginning of year	737	104	210	213
Change during the year	(583)	633	(210)	(3)
Balance at end of year	154	737	-	210
Total investments at end of year	$9,980	$10,737	$-	$210

*Accumulated statutory reserves in equity method investments of $2.8 million at both December 31, 2018 and 2017, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

The Company accounts for its investment in foreign joint venture operations using the equity method of accounting. Under the equity method, the Company’s share of the joint venture operations earnings or losses is recognized in the consolidated statements of operations as equity income (loss) from foreign joint ventures operations. Joint venture income increases the carrying value of the joint ventures and joint venture losses reduce the carrying value. Dividends received from the joint venture reduce the carrying value. In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment adjustment is necessary at December 31, 2018 or 2017.

(6)	Income Taxes

The components of loss before income taxes and dividends on preferred stock for the years ended December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(in thousands)
United States	$(2,990)	$(3,556)
Foreign	1,620	404
Discontinued operations	(896)	(2,031)
	$(2,266)	$(5,183)

The components of the provision (benefit) for income taxes by taxing authority for the years ended December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(in thousands)
Current provision:
Federal	$-	$-
State	-	-
Foreign	291	78
Total current provision	$291	$78

Deferred benefit:
Federal	$-	$(3,033)
State	-	-
Foreign	-	-
Total deferred benefit	-	(3,033)
	$291	$(2,955)

The Company files income tax returns in the United States Federal jurisdiction and various state jurisdictions. The Company is subject to examination by federal and state tax authorities for fiscal years 2014 through 2018.

Significant components of the Company’s deferred federal income taxes at December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Accrued liabilities	$11	$136
Deferred compensation	642	520
Allowance for doubtful accounts	-	71
Inventory	-	73
Net operating loss	3,430	2,783
Property and equipment	-	71
Equity in foreign earnings	-	-
Deferred tax assets	4,083	3,654

Valuation allowance	(4,083)	(3,654)
Net deferred tax assets	$-	$-

The Company’s deferred tax assets are primarily related to net operating loss carry forwards. A valuation allowance was established at December 31, 2018 and 2017 due to uncertainty regarding future realization of deferred tax assets. Our total valuation allowance as of December 31, 2018 and 2017 is $4.1 million and $3.65 million, respectively.

The difference between the effective income tax rate reflected in the provision for income taxes and the amounts, which would be determined by applying the statutory income tax rate of 21% and 34% at December 31, 2018 and 2017, respectively, is summarized as follows:

	December 31,
	2018	2017
	(in thousands)
Benefit from U. S. federal statutory rate	$287	$1,071
Effect of discontinued operations	188	691
Change in valuation allowance	(429)	4,734
Accrual to return adjustments and other	-	235
Foreign income taxes included in equity earnings	(113)	496
Foreign income taxes	(178)	-
Non-deductible business meals and entertainment expenses	(46)	(45)
Effect of state income taxes	-	32
Change in enacted tax rate	-	(4,259)
	$(291)	$2,955

(7)	Notes Payable

The components of notes payable and long-term debt at December 31, 2018 and 2017 are as follows:

	2018	2017
	(In thousands)
Short-term note payable	$202	$203
Current portion of long-term notes payable	-	270
Long-term notes payable	-	6,230
Principal balance of notes payable	202	6,703
Warrants issued as part of debt refinancing	-	(365)
Loan cost capitalization	-	(341)
Total notes payable, net	$202	$5,997

Principal payments of the short-term notes payable are due in 2019.

On March 23, 2017, the Company and its subsidiaries, M&I Electric Industries, Inc. and South Coast Electric Systems, LLC (collectively, the “Sellers”) issued and sold to HD Special-Situations III, L.P. (the “Purchaser”) a $7.00 million principal amount Senior Secured Term Note (the “Note”)  with principal of $0.50 million due and paid on June 30, 2017 with the balance due 48 months after issuance for cash at par pursuant to a Note Purchase Agreement  (the “Purchase Agreement”). Proceeds from the sale of the Note were used to fully repay and terminate the Company’s prior revolving credit facilities with approximately $1.00 million being available for the Company’s working capital and general business purposes. The Note bore interest at 11.5% per annum payable monthly in arrears and was secured by a first-priority lien on substantially all existing and after-acquired personal property assets and real estate owned by the Sellers (with certain exceptions). The Note was subject to an interest “make-whole” provision under which any prepayment of principal in excess of $1.50 million (the “Prepayment Threshold”) within one year of the date of issuance (the “Make-Whole Period”) would have been subject to the payment premium based on an interest rate of 11.5% per year of the prepayment amount in excess of the Prepayment Threshold for the remaining portion of the Make-Whole Period that would have remained after the prepayment was made.  In connection with the Transaction described in Note 16, after the Make-Whole Period on August 12, 2018, the Company was required to repay the Notes and all accrued and unpaid interest totaling $6.4 million. The repayment resulted in an immediate recognition of unamortized loan costs of $0.3 million and unamortized debt discount related to warrants issued in a debt modification, as described below, of $0.4 million, into interest expense totaling $0.7 million.

On November 13, 2017, the Company entered into an agreement modifying the terms of the Note. The modification included a waiver of an EBITDA covenant violation as of September 30, 2017 and revisions to the original revenue and EBITDA covenants along with the requirement of minimum principal reductions of $30,000 per month beginning in April 2018.  In consideration for the modified terms, the Company issued 500,000 warrants to purchase the Company’s common stock at an exercise price of $2.26 that expire in November 2022.

The fair value assigned to the warrants of approximately $0.4 million was recognized as an increase in additional paid-in-capital with a corresponding discount on the Note. The discount was originally accreted through interest expense over the remaining term of the Note; however, as described above, the unamortized discount was immediately recognized as interest expense upon repayment of the Note on August 12, 2018. The fair value of the warrants was calculated using the Black Scholes-Merton pricing model using the following weighted average assumptions, at the grant date:

Number of warrants	500,000
Exercise price	$2.26
Expected volatility of underlying stock	72%
Risk-free interest rate	2.08%
Dividend yield	0%
Expected life of warrants	5 years
Weighted-average fair value of warrants	$0.73
Expiration date	November 13, 2022

On June 6, 2017, the Company’s subsidiary, M&I Brazil, entered into a Loan Agreement with the former chairman of AETI. The Loan Agreement provides the Company with a $0.30 million loan facility of which $0.20 million is drawn and is outstanding as of December 31, 2018. All outstanding amounts, including accrued but unpaid interest are due at maturity in June 2019. Under the loan agreement, the interest rate on the loan facility is 10.0%, per annum, payable each quarter. The loan facility is secured by the assets held by M&I Brazil.

(8)	Leases

Corporate Office Lease

In December 2013, the Company executed an office lease that covers approximately 13,000 square feet of office space at 1250 Wood Branch Park Drive in Houston, Texas.  The term of the lease is 64 months and commenced upon completion of tenant improvements in March 2014.

The Company also leased equipment (principally trucks and forklifts) under operating lease agreements that expire at various dates to 2021. All operating leases in the U.S. were assumed by the purchaser of the U.S assets and operations in August 2018 (See Note 16).

M&I Brazil leases offices and facilities in three cities in Brazil that are under operating lease agreements. The leases expire at various dates through 2022.  During both years December 31, 2018 and 2017, the company recognized rent expense of approximately $0.2 million.  Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018:

Year Ending December 31,	Amount
(In thousands)
2019	$216
2020	224
2021	233
2022	200
$873

(9)	Stock and Stock-based Compensation

Employee Stock Purchase Plan

The Company has adopted an Employee Stock Purchase Plan (“ESPP”) that, as amended and approved by the Stockholders in May 2011, allows the Company to sell up to 125,000 shares of common stock to employees. The employee stock purchases are achieved through accumulated payroll deductions, and are transacted at 95% of the fair market value of the shares, under terms described in the ESPP.  During the years ended December 31, 2018 and 2017, the Company issued 7,614 and 7,151 shares of common stock, respectively, in connection with the ESPP.

Restricted Stock Units

The Company has also adopted the 2007 Employee Stock Incentive Plan (“ESIP”) for the benefit of its employees. The Stockholders’ made available up to 2,200,000 shares of common stock under ESIP, as amended in June 2018. Awards under the ESIP are granted as restricted stock units (“RSUs”) and the number of RSUs awarded is generally subject to the substantial achievement of budgeted performance and other metrics in the year granted. The RSUs do not include the voting rights of the Company’s common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually vested and issued. In general, the RSU awards convert to common stock on a one to one basis in 25% increments over four years from the grant date subject to a continuing employment obligation.

In connection with the sale of the Company’s U.S. operations in August 2018, as discussed in Note 16, most of the Company’s U.S. employees, with the exception of certain key members of management, became employees of Myers Power Products, Inc. (the “Buyer”). Effective with the sale, all RSUs held by employees that continued employment with the Buyer immediately vested.

The following table summarizes the activity for unvested restricted stock units for the years ended December 31, 2018 and 2017:

	Units	Weighted Average Fair Value Per RSU
Unvested restricted stock units at December 31, 2016	218,412	4.28
Awarded	56,759	1.48
Vested	(112,340)	3.99
Forfeited	(2,289)	4.41
Unvested restricted stock units at December 31, 2017	165,120	$3.40
Awarded	91,000	1.35
Vested	(154,874)	2.87
Forfeited	(96,215)	2.51
Unvested restricted stock units at December 31, 2018	5,031	$2.92

Compensation expense of approximately $0.52 million and $0.30 million was recorded in the years ended December 31, 2018 and 2017, respectively, to reflect the fair value of the original RSU’s granted or anticipated to be granted less forfeitures, amortized over the portion of the vesting period occurring during the period. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Stock Market on the grant date. Based upon the fair value on the grant date of the number of shares awarded or expected to be awarded, it is anticipated that approximately $20,000 of additional compensation cost will be recognized in future periods through 2021. The weighted average period over which this additional compensation cost will be expensed is 3 years.

Board of Directors Deferred Compensation

Directors who are not employees of the Company and who do not have a compensatory agreement providing for service as a director of the Company receive a retainer fee payable quarterly. Eligible directors may elect to defer 50% to 100% of their retainer fee, which may be used to acquire common stock of the Company at the fair market value on the date the retainer fee would otherwise be paid, or be paid in cash.. Compensation expense of approximately $0.2 million and $0.08 million was recorded in the years ended December 31, 2018 and 2017 respectively, which is included in general and administrative expenses in the consolidated statements of operations.

(10)	Redeemable Convertible Preferred Stock

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

The Series A Convertible Preferred Stock ranks senior to all other equity instruments of the Company, including the Company’s common stock. The Series A Convertible Preferred Stock accrues cumulative dividends at a rate of 6% per annum, whether or not dividends have been declared by the Board of Directors and whether or not there are profits, surplus or other funds available for the payment of such dividends. The Company may pay such dividends in shares of the Company’s common stock based on the then current market price of the common stock. Prior to the repricing agreement discussed below, at any time following a material default by the Company, as defined in the Securities Purchase Agreement, or April 30, 2017, the holders of a majority of the outstanding shares of the Series A Convertible Preferred Stock may require the Company to redeem the Series A Convertible Preferred Stock at a redemption price equal to the lessor of (i) the liquidation preference per share (initially $5.00 per share, subject to adjustments for certain future equity transactions defined in the Securities Purchase Agreement) and (ii) the fair market value of the Series A Convertible Preferred Stock per share, as determined in good faith by the Company’s Board of Directors. As of December 31, 2018 and 2017, the redemption price per share was $5.00 in both years. The redemption price, plus any accrued and unpaid dividends, shall be payable in 36 equal monthly installments plus interest at an annual rate of 6%.

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

The initial values allocated to the warrants were recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the warrants is accreted to retained earnings through the scheduled redemption date of the mandatorily redeemable Series A Convertible Preferred Stock. Discount accretion for both years ended December 31, 2018 and 2017 was approximately $0.06 million.

At both December 31, 2018 and December 31, 2017, the Company had accrued but unpaid dividends totaling $0.08 million, respectively, which is included in the accounts payable and other accrued expenses in the consolidated balance sheets.

In connection with the issuance of the Company’s senior secured Term Note, described in Note 7, the Company has agreed with the Purchaser of the Term Note and the holder of the Preferred Stock (the “Holder”) not to declare, authorize or pay any cash dividends on the Preferred Stock until the earlier of (i) March 22, 2018, or (ii) the date the obligations under the Note Purchase Agreement have been paid in full (the “Standstill Period”), without the prior written consent of the Purchaser. Following the expiration of the Standstill Period, for so long as the obligations under the Note Purchase Agreement remain outstanding, the Company may, at its sole discretion, declare, authorize or pay dividends in cash on the Preferred Stock so long as no event of default exists under the Term Note or would result therefrom. The Holder also agreed that it shall not exercise its rights to require the Company to redeem any of the Preferred Stock during the Standstill Period. Following the expiration of the Standstill Period, so long as the obligations under the Note Purchase Agreement remain outstanding, the Holder may compel the Company to redeem shares of Preferred Stock provided no event of default exists under the Term Note or would result from such redemption. In consideration for the Holder’s consent to the foregoing restrictions on the payment of cash dividends on or redemption of the Preferred Stock, the Company entered into a repricing agreement with the Holder (the “Repricing Agreement”) on August 1, 2017. Pursuant to the repricing agreement, each share of Series A Preferred Stock will be initially convertible, at the option of the holder, into one (1) share of common stock at a conversion price of $2.26 per share of common stock, so that the Series A Preferred Stock sold to the Holder are currently convertible into an aggregate of 2,212,389 shares of common stock as of December 31, 2017. In addition, Pursuant to the Repricing Agreement, the Series A Warrants sold to the Holder is exercisable for 125,000 shares of common stock at an initial exercise price of $2.72 per share and the Series B Warrants sold to the Holder is exercisable for 200,000 shares of common stock at an initial exercise price of $3.17 per share.

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

The employees of the Company are eligible to participate in a 401(k) plan sponsored by the Company. The plan is a defined contribution 401(k) Savings and Profit Sharing Plan (the “Plan”) that covers all full-time employees who meet certain age and service requirements. The Company may provide discretionary contributions to the Plan as determined by the Board of Directors. For the years ended December 31, 2018 and 2017, the Company made no contributions to the Plan.

The Company maintains an “Executive Performance” bonus plan, which covers approximately 4 key employees. Under the plan, the participants receive a percentage of a bonus pool based primarily on pre-tax income in relation to budget. The Board of Directors approves the Executive Performance plan at the beginning of each year. During the years ended December 31, 2018 and 2017, the Company recorded approximately $0.40 million and $0.30 million under the plan, respectively.

(12)	Related Party Transactions

During 2018 and 2017, the Company received legal advice on various Company matters from a law firm related to a director of the Company. The Company incurred expenses totaling approximately $0.02 million and $0.04 million related to these services during 2018 and 2017, respectively, which is included in general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2018 and 2017, the outstanding payable balance for services rendered by this law firm was $0.05 million and $0.04 million, respectively.

In August 2018, the Board of Directors approved the issuance of 150,000 shares to a director of the Company as compensation for additional work performed in regard to potential corporate transactions.  During 2018, the Company recognized approximately $0.07 million of compensation expense related to this issuance.

The Company, upon approval from the Board, has an employment agreement with the former Executive Chairman of the Board of Directors (“Executive Chairman”), whereby the Company compensated the Executive Chairman $0.15 million and $0.09 million during 2018 and 2017, respectively. Under the terms of the agreement, the Executive Chairman will assist in international joint venture relations and operations, technical developments, manufacturing and transformative business development projects and other special projects assigned by the Company.

On June 6, 2017, the Company’s subsidiary, M&I Brazil, entered into a Loan Agreement with the former Executive Chairman of AETI. The Loan Agreement provides the Company with a $0.30 million loan facility of which $0.20 million is drawn and is outstanding as of December 31, 2018. All outstanding amounts, including accrued but unpaid interest are due at maturity in June 2019, however the note has not been repaid and is considered due on demand. Under the loan agreement, the interest rate on the loan facility is 10.0%, per annum, payable each quarter. The loan facility is secured by the assets held by M&I Brazil.

(13)	Commitments and Contingencies

On September 1, 1999, the Company created a group medical and hospitalization minimum premium insurance program. For the policy year ended August 2017, the Company is liable for all claims each year up to $70,000 per insured, or $1.7 million in the aggregate. An outside insurance company insures any claims in excess of these amounts. The Company’s expense for this minimum premium insurance totaled $0.6 million and $0.9 million during the years ended December 31, 2018 and 2017. Insurance reserves included in accounts payable and accrued liabilities at December 31, 2017 consolidated balance sheet was approximately $0.13 million. After the sale of the U.S. operations of M&I Electric in August 2018 discussed in Note 16 below, the majority of the Company’s U.S. employees became employees of the Buyer. At that time the Company changed to a fully-insured insurance program therefore there is no further uninsured exposure as of December 31, 2018.

In the fourth quarter of 2018, the Company received notification of a potential liability of $4.3 million with the asset purchase agreement completed in August 2018.  Please see Note 16 for further explanation of this possible obligation.

(14)	Loss Per Common Share

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding for the year ended December 31, 2018 and 2017. Diluted earnings (loss) per common share is based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and other units subject to anti-dilution limitations. Potentially dilutive securities not considered in the calculation of diluted earnings per share because losses caused their effect is anti-dilutive, are as follows at December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Convertible preferred stock	2,212,389	2,212,389
Stock warrants	825,000	825,000
Restricted units	5,031	165,210
	3,042,420	3,202,509

(15)	Intangible Assets

Intangible Assets at December 31, 2017	Useful Lives (Years)	Cost	Accumulated Amortization	Net Value
	(in thousands)
Intellectual property	3	$322	$322	$-
License	5	358	118	240
License	-	218	-	218
		$898	$440	$458

In 2018, the intangible assets were sold with the U.S. assets as part of the asset purchase agreement referred to below.

(16)	Discontinued Operations

On August 12, 2018 the Company sold substantially all of the U.S. business assets and operations of M&I Electric (“M&I) to a newly formed subsidiary of Myers Power Products, Inc. (“Buyer”). The newly formed subsidiary was established by the Buyer to acquire the assets of M&I pursuant to the Asset Purchase Agreement (the “Transaction”) between the Company and the Buyer. The Transaction included a total purchase price of approximately $18.5 million based on $10.1 million of cash consideration plus debt assumed by the buyer of $8.4 million. Under the terms of the Transaction, the Company transferred $740,000 into an escrow account to provide security for certain of the Company’s indemnification obligations for a six-month period following closing.  A portion of the funds provided by the Transaction were required to be used to repay the Note and related accrued interest totaling approximately $6.5 million.

The contractual terms of the Transaction include a provision for true-up of the net working capital, estimated as of the date of closing, to actual working capital as calculated by the Buyer and agreed to by the Seller. Any difference in the actual (conclusive) net working capital in relation to the estimated working capital at closing results in an adjustment to the purchase price. In October 2018, the Company received notification from the Buyer of their actual working capital calculation.  In the notification, the Buyer has communicated a decrease of approximately $4.3 million in net working capital, in comparison to the estimated working capital used at contract closing. The contractual terms of the Transaction provide that in the event the Buyer and Seller cannot agree to a conclusive net working capital adjustment, then all items remaining in dispute shall be submitted by either one of the parties within thirty (30) calendar days after the expiration of the resolution period to a national or regional independent accounting firm mutually acceptable to Buyer and Seller (the "Neutral Arbitrator"). The Neutral Arbitrator shall act as an arbitrator to determine the conclusive net working capital.  The conclusive net working capital, once determined, may result in a purchase price adjustment due to the Buyer or to the Company as Seller.

The Company and the Buyer of M&I electric currently have a significant disagreement with regard to the working capital adjustment calculation and the Company has not received documentation sufficient to support the Buyer’s position. As such, no adjustments have been considered in determining the gain on the sale of assets reported as of December 31, 2018.  Any purchase price adjustment related to the conclusive determination of the net working capital adjustment, if any, will be reflected at the date of such determination. Any legal fees incurred related to this disagreement will be expensed as incurred.

At December 31, 2017, the assets and liabilities sold in the Transaction have been reclassified and reflected as held for sale in the Company’s Consolidated Balance Sheets. The operating results and cash flows of the business sold have also been reclassified and reflected as discontinued operations in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented.

Following is an analysis of assets and liabilities of M&I reclassified as held for sale at December 31, 2017:

Assets
Current assets:
Accounts receivable-trade, net	$5,266
Inventories, net	1,325
Contract assets	5,841
Prepaid expenses and other current assets	434
Total current portion of assets held for sale	12,866
Property, plant and equipment, net	6,323
Intangibles	458
Retainage receivables	785
Total non-current assets held for sale	7,566
Total assets held for sale	$20,432
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$11,616
Short-term note payable	150
Contract liabilities	1,792
Total liabilities held for sale	$13,558

The following is an analysis of the results of operations of the discontinued business of M&I for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Net sales	$17,899	$41,414
Cost of sales	20,358	40,136
Selling, general and administrative expenses	1,660	2,255
Interest expense	1,298	1,054
Loss from discontinued operations	(5,417)	(2,031)
Gain on sale of discontinued operations	4,521	-
Loss from discontinued operations	$(896)	$(2,031)
Earnings (loss) per share information:
Basic and diluted	$(0.10)	$(0.24)

The following is an analysis of assets sold and liabilities assumed by the Buyer and the related gain on the sale from the Transaction:

Assets sold:
Current assets:
Accounts receivable-trade, net	$3,360
Inventories, net	1,145
Contract assets	2,957
Prepaid expenses and other current assets	117
Total current portion of assets held for sale	7,579
Property, plant and equipment, net	5,937
Intangibles	497
Total non-current assets held for sale	6,506
Total assets held for sale	$14,013
Liabilities assumed:
Current liabilities:
Accounts payable and accrued liabilities	$5,664
Contract liabilities	2,752
Total current liabilities	8,416
Net assets sold	5,597
Proceeds received after payment of transaction costs of $2,180	10,118
Gain on disposition	$4,521

Following is an analysis of supplemental cashflow information of the discontinued business of M&I for the years ended December 31, 2018 and 2017:

	2018	2017
	(in thousands)
Depreciation	$238	$644
Capital expenditures	85	738

(17) Revenue Recognition (ASC 606)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance and creates ASC Topic 606. This ASU provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On January 1, 2018 the Company adopted ASC 606 on a modified retrospective basis and applied the guidance to all of its contracts. As a result of the Company’s adoption, there were no changes to the timing of the recognition or measurement of revenue, and there was no cumulative effect of adoption as of January 1, 2018. Therefore, the only changes to the financial statements related to the adoption is in the footnote disclosures as included herein.

Revenue is measured as consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Amounts are billed upon completion of service or transfer of a product and are generally due within 30 days.

Revenues from contracts with customers are disaggregated into the following primary sources: services and products.

Service revenue is generated from time and material projects and consulting services. The Company generally establishes a master services agreement with each customer and provides associated services on a work order basis, generally by the hour for services performed. The majority of the Company’s contracts with customers are short-term in nature and are recognized as the services are performed, as the transfer of control to the customer and the Company’s right to payment corresponds directly to the services performed to date, at all times throughout completion of the contract.

Product revenue is generated from the resell of electrical and instrumentation equipment. Product contracts are established by agreeing on a sales price or transaction price for the related item. Revenue is recognized when the customer has taken control of the product. Payment terms for product contracts are generally thirty days from the receipt of the invoice. Product revenue is recognized upon delivery of the related item to the customer, at which point the customer controls the product and the Company has an unconditional right to payment.

All outstanding accounts receivable, net of allowance, on the consolidated balance sheet are typically due and collected within the next 12 months. Additionally, each month end the Company records unbilled revenue (a contract asset) based upon completed and partially completed performance obligations through month end providing the Company an unconditional right to payment for the services performed or products sold for the related period. The Company has no other material contract assets or liabilities and contract costs.

Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use and value-added taxes, are excluded from revenue.

The table below presents revenue disaggregated by source, for the years ended December 31, 2018 and 2017:

	2018	2017
	(in thousands)
Services	$6,455	$5,093
Products	1,136	623
	$7,591	$5,716

(18)	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following at December 31, 2018 and 2017:

	2018	2017
	(in thousands)
Trade accounts payable	$260	$668
Other accounts payable	187	136
Accrued salaries and compensation	647	454
Accrued payroll taxes	121	120
Other accrued non-income related taxes	89	67
Accrued legal and professional fees	979	156
Deferred revenue	60	27
Other accrued liabilities	135	91
	$2,478	$1,719