Form 10-K/A
period 2018-12-31
American Electric Technologies Inc
filed 2019-04-30
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of American Electric Technologies, Inc. (the “Company”) for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2019 (the “Original Form 10-K”), for the sole purpose of including the information required by Part III of Form 10-K previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of the Company's principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.1 and 31.2 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following sets forth certain information about our current directors. The term of our directors is until the 2019 Annual Meeting of Stockholders and the election and qualification of their successors.

Peter Menikoff, age 78, became interim CEO of the Company in August 2018. He has been a director of the Company since May 2007, Vice Chairman of the Board from November 2009 to May 2014 and Chairman of the Board since May 2014. Mr. Menikoff served as the Interim Chief Financial Officer of Vlasic Foods International Inc. from February 2000 to May 2001. Mr. Menikoff served as President and Chief Executive Officer of CONEMSCO, Inc., an oil and gas drilling/production supplies, services and equipment company, from April 1997 until June 1998. Mr. Menikoff served as Executive Vice President and Chief Administrative Officer of Tenneco Energy Corporation from April 1997 until June 1998. Prior to that, Mr. Menikoff served as a Senior Vice President of Tenneco, Inc., from June 1994 until April 1997. Mr. Menikoff served as Executive Vice President of Case Corporation, an agricultural and construction equipment company and a subsidiary of Tenneco, Inc., from November 1991 to June 1994. Mr. Menikoff served as Treasurer of Tenneco, Inc. from May 1989 to November 1991. Mr. Menikoff served as a director of Chubb Limited, formerly named ACE Limited, from 1986 until his retirement in 2016. Chubb Limited is the world’s largest publicly traded property and casualty insurer and is listed on the New York Stock Exchange. Mr. Menikoff holds a Bachelor of Science in Engineering from Rensselaer Polytechnic Institute, a Master of Business Administration from Columbia University and a Doctor of Jurisprudence from the Bates College of Law of the University of Houston. Mr. Menikoff is a member of the State Bar of Texas. The Board believes that Mr. Menikoff’s extensive experience as a senior executive and director of major public companies assists the Board and management in strategic planning, managing for growth and the Board’s governance process.

Charles M. Dauber, age 50, served as President and CEO of the Company from September 2009 to August 2018.  He became a director in November 2009. He served as Senior Vice President of Marketing of the Company from May 2007 to September 2009. Mr. Dauber was hired by M&I in February 2007 and was President of M&I from January 2008 to September 2009. From September 2006 until January 2007 he was a self-employed consultant providing start-up strategy and marketing advisory services. From March 2005 until September 2006, Mr. Dauber was President and CEO of Nevis Networks, a venture-backed network security start-up company in Silicon Valley. From February 2001 until March 2005, he held various positions including Vice President of Marketing and Business Development for Blue Coat, a leading network security equipment provider which was acquired by Symantec in 2016. Mr. Dauber was founder and CEO of a broadband service provider and has held management positions at Copper Mountain Networks and Teradyne, Inc. He holds a BBA degree from the University of Texas with emphasis in Electrical Engineering and Marketing. The Board believes that Mr. Dauber provides essential insight and expertise concerning the business, operations and strategies of the Company that is needed for the Board’s oversight and decision-making responsibilities.

Neal M. Dikeman, age 43, has been a director of the Company since August 2011. He has served as   Chairman of Cleantech.org since 2006 and Chairman of Green Home since 2010.  Mr. Dikeman was a venture capitalist at the corporate venture capital arm of Royal Dutch Shell from 2013 to January 2017. Prior to joining Shell, he was a founding partner of Jane Capital Partners, a clean-tech merchant banking firm, from 2001 to 2013. At Jane Capital he served as alternative energy advisor to a number of multinational energy companies, and cofounded seven venture-backed alternative energy and technology startups; serving in various capacities both as director and full time or acting executive. From 2000 to 2001 Mr. Dikeman oversaw mergers and acquisitions at Globalgate, Inc., an ecommerce investment firm, and the parent company of Yellowpages.com. From 1999 to 2000, he was an Associate at private equity fund manager Doyle & Boissiere LLC, which invested in mid-market manufacturing companies. Mr. Dikeman began his career in energy investment banking with Bankers Trust in the oil & gas and energy service sectors. He holds a B.A. from Texas A&M University and has served on the board of a number of technology startups. The Board believes that Mr. Dikeman’s combined experience in oil & gas, renewable energy and corporate finance will assist the Board and management in formulating strategy for the Company’s renewable energy products and services and for corporate finance matters.

Edward L. Kuntz, age 74, joined the Board of Directors in September 2013. Mr. Kuntz has served as Chairman of Kindred Healthcare, Inc., one of the largest providers of long-term health care services in the United States, from May 2009 until May 2014, when he did not run for reelection. He served as the Executive Chairman of Kindred from January 2004 to May 2009 and as Kindred’s Chairman and Chief Executive Officer from January

1999 to December 31, 2003. Mr. Kuntz is a director of Rotech Healthcare, Inc., one of the largest providers of home medical equipment and related products and services in the United States, where he serves as a member of the audit and operating committees. He has been on the Board of Directors of U.S. Physical Therapy Inc. since August 2014. He is also a senior operating partner with Sentinel Capital Partners, a New York-based private equity firm where he serves on a number of portfolio company boards and an advisory partner of Aperture Venture Partners and Woodway Financial Advisors. Mr. Kuntz previously served as CEO of Kindred from 1999 to 2003 and as a director of PharMerica. The Board believes that Mr. Kuntz’s experience as an executive and director of a variety of growing public and private equity-backed companies brings valuable experience to the board in matters such as organizational structure, corporate strategy, operational performance measurement and improvement and governance.

J. Hoke Peacock II, age 78, has been a partner with the law firm of Orgain, Bell & Tucker, LLP since 1971. He has been a director of the Company since May 2007 and was a director of M&I, the predecessor company to AETI, from 1978 to 2007. Mr. Peacock is board certified in civil trial law by the Texas Board of Legal Specialization. His practice specializes in business litigation, including contract, real estate, intellectual property and oil and gas disputes. Mr. Peacock received his bachelor’s degree from the University of Texas at Austin and a Doctor of Jurisprudence with Honors from the University of Texas School of Law. The Board believes that Mr. Peacock’s legal experience aids the Board and management in assessing and managing the legal risks facing the Company’s current operations as well as in considering the legal risks of potential future activities.

Casey Crenshaw, age 44, is currently serving as President and as a member of the Board of Directors of The Modern Group, Ltd, a privately-owned diversified manufacturing, parts and distribution, rental/leasing and finance business. He has been a director of the Company since May 2012. Mr. Crenshaw has held various positions with The Modern Group since 1997, including over 10 years as CFO. Mr. Crenshaw previously served as President of Stabilis Energy LLC from its formation in February 2013 until November 2018. Mr. Crenshaw holds a BA in Finance from Texas A&M University. The Board believes that Mr. Crenshaw brings to the Board leadership perspective on the operation, management and financing of a successful diversified manufacturing and service company.

Committees

The Board of Directors of the Company has a standing Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee. A copy of the committee charters are available at http://www.aeti.com.

Audit Committee

The Board adopted its current Audit Committee Charter on August 9, 2007. The principal functions of the Audit Committee are to review and monitor the Company’s financial reporting and the internal and external audits. The committee’s functions include, among other things: (i) to select and replace the Company’s independent registered public accounting firm; (ii) to review and approve in advance the scope and the fees of our annual audit and the scope and fees of non-audit services of the independent registered public accounting firm; (iii) to receive and consider a report from the independent registered public accounting firm concerning their conduct of the audit, including any comments or recommendations they might want to make in that connection; and (iv) to review compliance with and the adequacy of our major accounting and financial reporting policies and controls. The members of the Audit Committee are currently Edward L. Kuntz (Chairman), Casey Crenshaw and Neal M. Dikeman. The Audit Committee met 2 times during the fiscal year ended December 31, 2018. The Board has determined that Messrs. Crenshaw, Dikeman and Kuntz are “independent” as defined in the listing standards of the NASDAQ Stock Market and that Mr. Dikeman and Mr. Kuntz qualify as “audit committee financial experts” as defined in the regulations of the Securities and Exchange Commission.

Corporate Governance and Nominating Committee

The primary functions of the Corporate Governance and Nominating Committee are to identify, evaluate and recommend nominees to serve as directors, review corporate governance principles and practices and respond to regulatory initiatives and requirements. The Corporate Governance and Nominating Committee met 2 times during the fiscal year ended December 31, 2018. The members of the Corporate Governance and Nominating Committee are currently J. Hoke Peacock, II (Chairman), Neal M. Dikeman, Casey Crenshaw and Edward L. Kuntz. The Board of Directors determined that Messrs. Peacock, Dikeman, Crenshaw and Kuntz are considered independent as defined in the listing standards of the NASDAQ Stock Market.

Compensation Committee

The Board of Directors established the Compensation Committee as a standing committee on May 22, 2007. The primary functions of the Compensation Committee are to review and approve the compensation of the Chief Executive Officer and the other executive officers of the Company, to recommend the compensation of the directors, to review and approve the terms of any employment agreements with executive officers and to produce an annual report for inclusion in the Company’s proxy statement. The Compensation Committee also administers and interprets the Company’s equity compensation and employee benefit plans and grants all awards under the Employees stock incentive plan. The members of the Compensation Committee are currently Neal M. Dikeman (Chairman), Casey Crenshaw, J. Hoke Peacock, II, and Edward L. Kuntz. The Board of Directors determined that Messrs. Crenshaw, Peacock, Dikeman, and Kuntz are considered independent as defined in the director independence standards of the NASDAQ Stock Market.

Board Leadership Structure

The objective of the Board’s leadership structure is to provide effective and independent oversight of management on behalf of the stockholders. The Board’s three standing committees, described are entirely or majority composed of independent directors. Peter Menikoff has served as the Board’s non-executive Chairman since the 2014 Annual Meeting and was appointed interim CEO since August 2018. The Board believes its leadership structure provides effective and independent Board oversight of management.

Stockholder Communications with the Board

Stockholders may communicate with the Board in writing by addressing mail to “Board of Directors” c/o Don Boyd, CFO, American Electric Technologies, Inc., 6575 West Loop South, Suite 500, Bellaire, TX  77401. Any such communication will be distributed to each of the Company’s directors. A communication addressed to any individual director at the same address will be distributed only to that director.

Code of Ethics

The Company has adopted a code of business conduct and ethics for its directors, officers and employees. A copy of the code of business conduct and ethics is available at http://www.aeti.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent shareholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, and on written representations from the reporting persons, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors and officers were timely met during 2018.

Executive Officers

Set forth below is certain information regarding the Company’s current Executive Officers.

Information about Peter Menikoff, CEO is contained in the Directors’ narrative above.

Don Boyd, age 68, was engaged as the Principal Financial Officer in December 2018 to replace William Brod.  Mr. Boyd was the Company’s principal accounting officer from November 2012 to June 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation of those persons who served as our chief executive officer and our chief financial officer in 2018 (the “named executive officers”):

Summary Compensation Table

Name and Principal Position	Year Paid	Salary	Stock Awards (5)	Deferred Compensation	All Other Compensation	Total
Peter Menikoff	2018	-	-	38,875	-	38,875
Director, Chairman of the Board, Chief Executive Officer (1)	2017	-	-	36,000	-	36,000

Charles Dauber	2018	866,501	19,050	-	7,500	893,051
President and Chief Executive Officer (2)	2017	332,000	93,000	-	12,000	437,000

Don Boyd	2018	19,000	-	-	-	19,000
Chief Financial Officer (3)	2017	-	-	-	-	-

William Brod	2018	181,277	-	-	140,000	321,277
Senior Vice President and Chief Financial Officer (4)	2017	289,945	70,000	-	-	359,945

(1)	CEO effective August 2018. The compensation listed consists of Mr. Menikoff’s director fees.
(2)	Through August 2018.
(3)	Effective December 2018.
(4)	Resigned December 2018.
(5)

Amounts shown in the Stock Awards column reflects the aggregate grant date fair value of these awards for the fiscal year in which the awards are granted computed in accordance with FASB ASC Topic 718.  The values are based on the probable outcome of the performance-based conditions of the awards.  If the awards were valued on the maximum outcome of the performance-based conditions the awards would be valued as follows:

Name	Year	Stock Awards ($)
Charles Dauber	2018	-
	2017	124,000

William Brod	2018	-
	2017	70,000

Grants of Plan-Based Awards in 2018

There were no stock and cash plan-based awards granted to our named executive officers for 2018.

Option Exercises and Stock Vested in 2018

The following table provides information regarding the number of shares of common stock issued to our named executive officers upon conversion of vested restricted stock unit awards in 2018. No stock options were exercised in 2018.

	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Charles Dauber	15,000	$19,050

(1) Based on market value at time of conversion.

Outstanding Equity Awards at December 31, 2018

As of December 31, 2018, there were no outstanding equity awards to any named executive officers.

2018 Director Compensation

The following table provides information regarding compensation earned by, awarded or paid to directors who served during the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation		Total ($)
Peter Menikoff	38,875	-		38,875
Charles Dauber	-	-		-
Neil Dikeman	38,875	79,500	(2)	118,375
Edward Kuntz	38,875	-		38,875
J. Hoke Peacock II	38,875	-		38,875
Casey Crenshaw	-	-		-
Totals	$155,500	$79,500		$235,000

_____________

(1)  Messrs. Menikoff, Dikeman and Peacock elected to defer payment of the fees earned under the Non-employee Directors’ Deferred Compensation Plan.

(2) Reflects the fair value of 150,000 restricted stock units issued on November 15, 2018, disregarding forfeiture assumptions, computed in accordance with ASC Topic 718 by multiplying the number of RSUs granted by the fair market value of the Company’s common stock on the grant date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock and Series A Preferred Stock as of March 31, 2019 by (i) each stockholder who is known by the Company to own beneficially more than five percent of any class of the Company’s voting securities, (ii) each current director of the Company, (iii) each of the Company’s current executive officers named in the Summary Compensation Table set forth in Item 11 herein, and (iv) all executive officers and directors of the Company as a group. The information as to each person or entity is based upon the Company’s records, information filed with the

SEC and information provided to the Company.

	Common Stock			Series A Preferred Stock
Name	Number of Shares (g)		Percent of class (g)	Number of Shares	Percent of Class
Casey Crenshaw	3,186,609	(a)	10.5%	1,000,000	100%
Arthur Dauber	1,117,885		12.0%
Charles Dauber	602,790	(b)	6.5%
J. Hoke Peacock II	443,611	(c)	4.8%
James Steffek	622,724		6.7%
Peter Menikoff (d)	10,000		0.1%
Edward Kuntz (d)	-		0.0%
Neal Dikeman (d)	156,250		1.7%
Don Boyd	-		-
Tieton Capital Management (e)	623,218		6.7%
BlackRock, Inc. (f)	637,462		6.9%
All directors and officers as a group of (7) persons	6,139,869		66.0%	1,000,000	100%

_______________

* Indicates less than 1%

(a) Includes 614,220 shares of common stock currently held, 2,212,389 shares of common stock which may be currently acquired upon conversion of 1,000,000 shares of Series A Preferred Stock and 325,000 of common stock which may be acquired upon exercise of common stock purchase warrants. Such common stock, Series A Preferred Stock and common stock purchase warrants are owned of record by JCH Crenshaw Holdings, LLC. Casey Crenshaw is the sole managing member of JCH Crenshaw Holdings, LLC and disclaims any beneficial ownership of the shares owned by JCH Crenshaw Holdings LLC in excess of his pecuniary interest in such shares.

(b) Includes 65,500 shares held on behalf of a minor.

(c) Includes 62,839 shares held in a pension plan with a bank trustee. Mr. Peacock has sole voting and investment power over these shares.

(d) Does not include deferred stock units held by directors as of March 31, 2019 from deferred director fees as follows: Peter Menikoff 76,807 units, Edward L. Kuntz 19,040 units, and Neal M. Dikeman 24,153 units.

(e) Based on the most recently available Schedule 13G/A filed with the SEC on January 24, 2019 by Tieton Capital Management. According to its amended Schedule 13G, Tieton Investments, LLC reported having shared voting and dispositive power over 623,218 shares beneficially owned. The Schedule 13G/A contained information as of December 31, 2018 and may not reflect current holdings of our common stock. The address for Tieton Capital Management is 4700 Tieton Drive, Suite C, Yakima, WA 98908.

(f) Based on the most recently available Form 13G filed with the SEC on February 8, 2019 by BlackRock, Inc. According to its

Form 13G, BlackRock, Inc. reported having sole voting and distributive power over 637,462 shares beneficially owned. The Form 13G contained information as of December 31, 2018 and may not reflect current holdings of our common stock. The address for BlackRock, Inc. is 55 East 52nd Street, New York, New York, 10055.

(g) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 2019 upon the exercise of warrants or convertible securities and conversion of restricted stock units. Each beneficial owner’s percentage of ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and are exercisable within 60 days from that date have been so exercised. Unless otherwise noted, we believe that all persons named in this table own the shares directly and have sole voting and investment power with respect to shares indicated.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the year ended December 31, 2018, there were no related party transactions exceeding $120,000 with any directors or named executive officers.

Related Party Transactions

The Company has an employment agreement with Arthur Dauber, a former officer and director and currently an over 10% stockholder and father of former officer and current director Charles Dauber, whereby the Company compensated paid him $0.15 million and $0.09 million during 2018 and 2017, respectively, for assistance in international joint venture relations and operations, technical developments, manufacturing and transformative business development projects and other special projects assigned by the Company.

On June 6, 2017, the Company’s subsidiary, M&I Brazil, entered into a Loan Agreement with Arthur Dauber. The Loan Agreement provides the Company with a $0.30 million loan facility of which $0.20 million is drawn and was outstanding as of December 31, 2018. All outstanding amounts, including accrued but unpaid interest are due at maturity in June 2019. Under the loan agreement, the interest rate on the loan facility is 10.0%, per annum, payable each quarter. The loan facility is secured by the assets held by M&I Brazil.

Director Independence

The Board of Directors consists of six members, four of who are considered to be independent within the Company’s corporate governance guidelines which are consistent with the director independence standards established by the NASDAQ Stock Market. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the independent directors in determining independence. The Board determined that Edward L. Kuntz, J. Hoke Peacock II, Casey Crenshaw and Neal M. Dikeman are independent. In determining the independence of Mr. Peacock, the Board considered that M&I utilized Mr. Peacock’s law firm for matters which generated $20,000 in fees and expenses to such firm in 2018. Such arrangement does not reflect on Mr. Peacock’s independence under the NASDAQ Stock Market director independence standards. In determining the independence of Mr. Dikeman, the Board considered the additional compensation in the form of restricted stock units for board services requiring substantial additional time and attention.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Ham, Langston & Brezina, LLP was the Company’s independent registered public accounting firm for 2018. Ham, Langston & Brezina, LLP has been our independent registered public accounting firm since the fiscal year ended December 31, 2007.

Fees billed for services provided by our independent registered public accounting firm for 2018 and 2017 were as follows:

	2018	2017
Audit fees (1)	$191,157	$262,500
All other fees (2)	12,000	11,500
Total	$203,157	$274,000

(1) Audit fees represent fees for professional services provided by the independent registered public accounting firm in connection with the audit of our financial statements and review of our quarterly financial statements for the stated years. Includes $60,000 related to BOMAY audits in 2018 and 2017.

(2) Other fees represent fees for the audit of the Company’s 401(k) Benefit Plan.

Audit Committee’s Pre-Approval Policies

The Audit Committee’s policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company’s independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its independent registered public accounting firm in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee.

The Audit Committee pre-approved all of the fees described above.

The Audit Committee has considered whether the provision of the above services other than audit services is compatible with maintaining auditor independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

31.1	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certifications of the Principal Accounting Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2019

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Peter Menikoff
Peter Menikoff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Peter Menikoff	Chief Executive Officer, Director	April 30, 2019
Peter Menikoff	(Principal Executive Officer)

/s/ Don W. Boyd	Chief Financial Officer	April 30, 2019
Don W. Boyd	(Principal Financial and Accounting Officer)

/s/ Charles M. Dauber		April 30, 2019
Charles M. Dauber	Director

/s/ Neal M. Dikeman		April 30, 2019
Neal M. Dikeman	Director

/s/ J. Hoke Peacock II		April 30, 2019
J. Hoke Peacock II	Director

/s/ Casey Crenshaw		April 30, 2019
Casey Crenshaw	Director

/s/ Edward Kuntz		April 30, 2019
Edward Kuntz	Director