Form 10-Q
period 2019-03-31
American Electric Technologies Inc
filed 2019-05-20
CIK 1043186

  .

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

(Address of principal executive offices)

(832) 241-6330

(Registrant’s telephone number)

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.001 par value per share	AETI	The NASDAQ Stock Market

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

As of May 7, 2019, the registrant had 9,391,314 shares of its Common Stock outstanding.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended March 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,006	$2,124
Accounts receivable-trade, net	725	911
Inventories, net	71	69
Contract assets	629	344
Prepaid expenses and other current assets	499	433
Total current assets	2,930	3,881
Property, plant and equipment, net	558	552
Advances to and investments in foreign joint ventures	10,503	9,980
Right-of-use assets	185	-
Other assets	199	146
Total assets	$14,375	$14,559
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Short-term note payable	$536	$202
Accounts payable and accrued liabilities	2,079	2,478
Lease liabilities, current portion	82	-
Total current liabilities	2,697	2,680
Lease liabilities, long-term portion	103	-
Deferred compensation	150	163
Total liabilities	2,950	2,843
Commitments and contingencies (Note 8)
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $486 at March 31, 2019 and $502 at December 31, 2018; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at March 31, 2019 and December 31, 2018	4,514	4,498
Stockholders’ equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 9,530,437 and 9,444,878 shares issued and 9,304,829 and 9,219,270 shares outstanding at March 31, 2019 and December 31, 2018	9	9
Treasury stock, at cost, 225,608 shares at both March 31, 2019 and December 31, 2018	(965)	(965)
Additional paid-in capital	14,089	14,014
Accumulated other comprehensive income	(213)	(417)
Accumulated Deficit; including accumulated statutory reserves in equity method investments of $2,809 at March 31, 2019 and December 31, 2018	$(6,009)	(5,423)
Total stockholders’ equity	6,911	7,218
Total liabilities, convertible preferred stock and stockholders’ equity	$14,375	$14,559

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Net revenues	$1,395	$1,876
Cost of revenue	925	1,547
Gross profit	470	329
Operating expenses:
General and administrative	1,083	467
Selling	135	92
Total operating expenses	1,218	559

Foreign joint venture:
Equity income from joint venture	265	171
Joint venture operation's related expenses	(54)	(61)
Net equity income from foreign joint venture operations	211	110
Loss from operations	(537)	(120)
Other income (expense):
Interest expense	(21)	(7)
Other income	63	82
Total other income	42	75
Loss from continuing operations before income tax expense	(495)	(45)
Income tax provision	-	60
Net loss from continuing operations	(495)	(105)
Loss from discontinued operations	-	(2,859)
Net loss	(495)	(2,964)
Dividend and accretion of discount on redeemable convertible preferred stock	(91)	(90)
Net loss attributable to common stockholders	$(586)	$(3,054)
Loss per common share - basic and diluted:
Continuing operations	$(0.06)	$(0.02)
Discontinued operations	-	(0.33)
Consolidated operations	$(0.06)	$(0.35)
Weighted average number of common shares outstanding:
Basic and diluted	9,282,013	8,723,530

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(495)	$(2,964)
Foreign currency translation adjustment	204	375
Total comprehensive loss	$(291)	$(2,589)

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	9,219,270	$9	(965)	$14,014	$(417)	$(5,423)	$7,218
Common stock issued as payment of preferred stock	85,559	-	-	91	-		91
Accretion of discount on preferred stock	-	-	-	(16)	-		(16)
Net loss	-	-	-	-		(586)	(586)
Other comprehensive income	-	-	-	-	204		204
Balance at March 31, 2019	9,304,829	$9	(965)	$14,089	$(213)	$(6,009)	$6,911

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	8,669,650	$9	(916)	$13,811	$401	$(3,222)	$10,083
Common stock issued as dividends on preferred stock	50,799	-	-	75	-		75
Treasury stock purchase	-	-	(18)	-	-	-	(18)
Restricted stock units	-	-	-	166	-		166
Net loss attributable to common stockholders	-	-	-	-		(3,054)	(3,054)
Other comprehensive income	-	-	-	-	375		375
Balance at March 31, 2018	8,720,449	$9	(934)	$14,052	$776	$(6,276)	$7,627

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(495)	$(2,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity income from foreign joint venture operations	(265)	(171)
Depreciation and amortization	12	190
Stock-based compensation	-	162
Bad debt expense	-	15
Deferred compensation costs	(13)	(12)
Amortization of debt issuance costs	-	28
Change in operating assets and liabilities:	-
Accounts receivable	186	321
Inventories	(2)	(611)
Contract assets	(285)	2,154
Prepaid expenses and other current assets	(119)	196
Accounts payable and accrued liabilities	(399)	(1,301)
Contract liabilities	-	479
Net cash used in operating activities	(1,380)	(1,514)
Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(18)	(79)
Net cash used in investing activities	(18)	(79)
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock and warrants	-	5
Treasury stocks purchase	-	(18)
Proceeds from short-term notes payable	334	-
Payments on short-term notes payable	-	(59)
Net cash provided by (used in) financing activities	334	(72)
Effect of exchange rate changes on cash	(54)	3
Net decrease in cash and cash equivalents	(1,118)	(1,662)
Cash and cash equivalents, beginning of period	2,124	2,289
Cash and cash equivalents, end of period	$1,006	$627

The accompanying notes are an integral part of the condensed consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Overview and Basis of Presentation

American Electric Technologies, Inc. and its subsidiaries (the “Company”, “AETI”, “our”, “us” or “we”) currently consists of American Electric Technologies, Inc., which owns 100% of M&I Electric Industries, Inc., including its wholly-owned subsidiary, South Coast Electric Systems, LLC (“SCES”) and M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”). Our operations are currently conducted through our Brazilian subsidiary, our interest in a Chinese joint venture and our corporate offices in Bellaire, Texas.

The accompanying unaudited condensed consolidated financial statements of AETI have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for fair financial statement presentation. All adjustments are of a normal recurring nature. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. We believe that these financial statements contain all adjustments necessary so that they are not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed on April 16, 2019.

2. Summary of Certain Significant Accounting Policies

For a detailed list of our critical accounting policies, please see our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed on April 16, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying footnotes. The most significant estimates used in our condensed consolidated financial statements affect revenue recognition and estimated cost recognition on our customer contracts and income taxes. The amounts recorded for warranties, legal, income taxes, impairment of long-lived assets (when applicable) and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Additionally, the recognition of deferred tax assets requires estimates related to future income and other assumptions regarding timing and future profitability because the ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences become deductible. Estimates routinely change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our prior estimates.

New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which requires lessees to  recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases expiring before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company adopted ASU No. 2016-02 on January 1, 2019 and it has not had a material impact on our financial position or results of operations. (See Note 6)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of a business or as acquisitions (or disposals) of assets. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2018, with early adoption permitted under certain circumstances. The amendments of ASU No. 2017-01 should be applied prospectively as of the beginning of the period of adoption. The Company adopted ASU No. 2017-01 on January 1, 2019. The adoption of this standard had no impact on our consolidated financial position or results of operations, as the adoption is applied on a prospective basis.

3. Revenue Recognition

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

The table below presents revenue disaggregated by source, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Services	1,292	1,858
Products	103	18
	$1,395	$1,876

4. Investments in Foreign Joint Venture

The Company holds a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”) which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation). The Company made an initial investment of $1.0 million in 2006 when BOMAY was formed, then a second investment of $1.0 million in 2007.

The Company made no sales to its joint venture for the three months ended March 31, 2019 and 2018.

Below is summary financial information for BOMAY at March 31, 2019 and December 31, 2018 and operational results for the three months ended March 31, 2019 and 2018 in U.S. dollars (in thousands, unaudited):

	March 31, 2019	December 31, 2018
Assets:
Total current assets	$65,364	$59,124
Total non-current assets	5,922	5,742
Total assets	$71,286	$64,866
Liabilities and equity:
Total liabilities	$43,794	$38,732
Total joint ventures’ equity	27,492	26,134
Total liabilities and equity	$71,286	$64,866

	Three Months Ended March 31,
	2019	2018

Revenue	$11,500	$8,078
Gross Profit	$1,961	$1,785
Earnings	$662	$427

The following is a summary of activity in investments in foreign joint ventures for the three months ended March 31, 2019 in U.S. dollars (in thousands, unaudited):

March 31, 2019
Investments in BOMAY*
Balance at the beginning of the year	$2,033
Undistributed earnings:
Balance at beginning of year	7,793
Equity in earnings	265
Dividend distributions	-
Balance at end of period	8,058
Foreign currency translation:
Balance at beginning of year	154
Change during the quarter	258
Balance at end of period	412
Total investment in BOMAY at March 31, 2019	$10,503

*

Accumulated statutory reserves in equity method investments of $2.81 million at March 31, 2019 and December 31, 2018, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

The Company accounts for its investment in BOMAY using the equity method of accounting. Under the equity method, the Company’s share of the joint venture operations earnings or losses is recognized in the consolidated statements of operations as equity income (loss) from foreign joint ventures operations. Joint venture income increases the carrying value of the joint ventures and joint venture losses reduce the carrying value. Dividends received from the joint venture reduce the carrying value. In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment adjustment is necessary at March 31, 2019.

5. Notes Payable

On June 6, 2017, the Company’s subsidiary, M&I Brazil, entered into a Loan Agreement with the former chairman of AETI. The Loan Agreement provides the Company with a $0.30 million loan facility of which $0.20 million is drawn and is outstanding as of March 31, 2019.  All outstanding amounts, including accrued but unpaid interested, are due at maturity in June 2019. Under the loan agreement, the interest rate on the loan facility is 10.0%, per annum, payable each quarter. The loan facility is secured by the assets held by M&I Brazil.

During the three months ended March 31, 2019, Brazil financed project expenditures with short-term financing of approximately $0.2 million in from Santander bank. The loan is due March 2020, with an interest rate of 11.88%.

6. Leases

M&I Brazil leases offices and facilities in three cities in Brazil that are under operating lease agreements.  The leases expire at various dates through January 2022.  Our operating leases are included in right-of-use assets, other current liabilities and long-term liabilities in the accompanying Condensed Consolidated Balance Sheet. The assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments based on Brazil’s General Market Price Index rate.  Brazil also has multiple short-term equipment leases which are less than twelve months and have no cancellation penalties, therefore they are not recorded in the balance sheet.

Lease expense for operating leases is recognized on a straight-line basis over the lease term.  Lease expense is recognized in the period for which the obligation for those payments is incurred and is included in rent expense in the Condensed Consolidated Income Statement.

An initial right-of-use asset of approximately $0.2 million was recognized as a non-cash asset addition with the adoption of the new lease standard. Operating lease costs were approximately $13,000 thousand for the three months ended March 31, 2019.  The weighted-average remaining lease term is 2.5 years and the weighted-average discount rate is 6.75%.

Maturities of our operating lease liabilities as of March 31, 2019 are as follows:

2019	$62,642
2020	70,011
2021	50,917
2022	3,713
Total undiscounted operating lease payments	187,283
Less: imputed interest	(53,598)
Present value of operating lease liabilities	$133,685

7. Income Taxes

The tax provision for the three months ended March 31, 2019 and 2018 reflects the provision from taxes on our earnings from our Brazilian subsidiary and dividends received from BOMAY. The Company has established a valuation allowance on its deferred tax assets due to uncertainty regarding future realization.

8. Commitments and Contingencies

The Company received notification of a potential liability of $4.3 million associated with the asset purchase agreement completed in August 2018.  Please see Note 10 for further explanation of this possible obligation.

9. Redeemable Convertible Preferred Stock

In conjunction with the issuance of 1,000,000 shares of Redeemable Convertible Preferred Stock, Series A in May 2012, warrants to purchase 325,000 shares of our common stock (the “Warrants”) were issued.

The initial value allocated to the Warrants was recognized as a discount on the Series A Convertible Preferred Stock, with a corresponding charge to additional paid-in capital. The discount related to the Warrants is accreted to retained earnings through the scheduled redemption date of the redeemable Series A Convertible Preferred Stock.  Discount accretion was less than $20,000 for both the three months ended March 31, 2019 and 2018.

The Series A Convertible Preferred Stock accrues cumulative dividends at a rate of 6% per annum payable quarterly in cash or in shares of Common Stock, at the option of the Company, based on the then current liquidation market price value of the Series A Convertible Preferred Stock, which is currently $5.00 per share. Quarterly dividends not paid in cash or Common Stock accumulate without interest and must be fully paid before any dividend or other distribution can be paid on or declared and set apart for the holders of Common Stock or the conversion of the Series A Convertible Preferred Stock to Common Stock. At March 31, 2019 and December 31, 2018, the company had accrued but unpaid dividends totaling $0.08 million which is included in accounts payable and other accrued expenses in the condensed consolidated balance sheets. During the three months ended March 31, 2019 and 2018, the Company issued 85,559 and 50,799 shares of common stock as payment of dividends, respectively.

On or after April 30, 2017, the holders of a majority of the outstanding shares of the Series A Convertible Preferred Stock may require the Company to redeem the Series A Convertible Preferred Stock at a redemption price equal to the lessor of (i) the liquidation preference per share (initially $5.00 per share, subject to adjustments for certain future equity transactions defined in the Securities Purchase Agreement) and (ii) the fair market value of the Series A Convertible Preferred Stock per share, as determined in good faith by the Company’s Board of Directors. As of March 31, 2019 and December 31, 2018, the redemption price per share was $5.00. If the holder of the Series A Convertible Preferred Stock exercise their right of redemption, the redemption price, plus any accrued and unpaid dividends, shall be payable in 36 equal monthly installments plus interest at an annual rate of 6%.

10. Discontinued Operations

On August 12, 2018 the Company sold substantially all of the U.S. business assets and operations of M&I Electric (“M&I) to a newly formed subsidiary of Myers Power Products, Inc. (“Buyer”). The newly formed subsidiary was established by the Buyer to acquire the assets of M&I pursuant to the Asset Purchase Agreement (the “Transaction”) between the Company and the Buyer. The Transaction included a total purchase price of approximately $18.5 million based on $10.1 million of cash consideration plus debt assumed by the buyer of $8.4 million. Under the terms of the Transaction, the Company transferred $740,000 into an escrow account to provide security for certain of the Company’s indemnification obligations for a six month period following closing.  A portion of the funds provided by the Transaction were required to be used to repay the Note and related accrued interest totaling approximately $6.5 million.

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

The Company and the Buyer of M&I Electric currently have a significant disagreement with regard to the working capital adjustment calculation and the Company has not received documentation sufficient to support the Buyer’s position. As such, no adjustments were made in determining the gain on the sale of assets reported at December 31, 2018.  Any purchase price adjustment related to the conclusive determination of the net working capital adjustment, if any, will be reflected at the date of such determination. Any legal fees incurred related to this disagreement will be expensed as incurred.

At March 31, 2018, the related operating results were reflected as discontinued operations in the Company’s Condensed Statement of Operations.  Summary financial results are as follows (in thousands, except per share data):

Three Months Ended March 31,
2018
Net sales	$6,413
Loss from discontinued operations	(2,859)

Loss per share, basic and diluted	$(0.33)

Depreciation and amortization for discontinued operations for the three months ended March 31, 2018 was approximately $162,000.  There were no capital expenditures or significant non-cash operating or investing activities for the three months ended March 31, 2018 for discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in the Form 10-Q and the consolidated financial statements included in the 2018 Annual Report on Form 10-K filed on April 16, 2019. Historical results and percentage relationships set forth in the condensed consolidated statements of operations and cash flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.

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

These statements, including statements regarding our capital needs, business strategy, expectations and intentions, are subject to numerous risks and uncertainties, many of which are beyond our control, including our ability to maintain key products’ sales or effectively react to other risks including those discussed in Part I, Item 1A, Risk Factors, of our 2018 Annual Report on Form 10-K filed on April 16, 2019. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

BUSINESS

Our corporate structure currently consists of American Electric Technologies, Inc., which owns 100% of M&I Electric Industries, Inc., its wholly-owned subsidiary, South Coast Electric Systems, LLC and M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”). As a result of the sale of South Coast Electric Systems operations in 2016 and M&I Electric’s (“M&I”) operations in 2018, results from continuing operations include the operations of our Brazilian subsidiary, our interest in a Chinese joint venture and our corporate operations in Bellaire, Texas. Our foreign joint venture is accounted for by the equity method.

On August 12, 2018 the Company’s wholly-owned subsidiary, M&I Electric Industries, Inc. (the “Seller”) completed its previously announced sale of its U.S. based assets to M&I Electric, LLC, an unrelated party. For further discussion of this sale, see Note 11 in the Notes to Condensed Consolidated Financial Statements.

On December 17, 2018, the Company entered into a Share Exchange Agreement for the acquisition of Stabilis Energy, LLC and its subsidiaries, which are Texas-based, privately held small-scale liquefied natural gas producers and distributors. On May 8, 2019, the Company entered into an amendment of the Share Exchange Agreement. Further information about this proposed transaction is set forth in the Company’s Current Report on Form 8-K filed December 21, 2018, the Company’s Current Report on Form 8-K Filed May 9, 2019 and the Company’s Preliminary Proxy Statement filed on Schedule 14A on May 8, 2019.

Overview

With the 2018 sale of its U.S. operations, the Company’s activities consist solely of operations in Brazil and our interest in the foreign joint venture BOMAY described below.

Foreign Operations

Brazil

Brazil has offices in Rio de Janeiro, Macaé and Belo Horizonte to serve the local market and provides services and products for the oil and gas, marine vessel, power generation and broad industrial market segments in Brazil.

China

The Company holds a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China.  The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation). We account for our interest in BOMAY using the equity method.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 (unaudited)

Revenue and Gross Margin

Revenues decreased 26%, or $0.5 million, to $1.4 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to the completion of a large project in Brazil in the prior year.

Gross margin increased 43%, or $0.1 million, to $0.5 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. Gross margin as a percentage of revenues increased to 34% in the three months ended March 31, 2019, compared to 18% in the three months ended March 31, 2018. The increase was primarily attributable to the completion of a large project with lower gross margins in the prior year.

General and Administrative Expenses

General and administrative expenses increased by 132%, or $0.6 million, to $1.1 million during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase in general and administrative expenses is primarily due to the financial, legal and advisory fees incurred during the three months ended March 31, 2019 in connection with the Share Exchange Agreement the Company entered into with Stabilis Energy, LLC in the fourth quarter of 2018.

Selling and Marketing Expenses

Selling and marketing costs were relatively unchanged year over year. Selling and marketing expenses, as a percentage of revenues, increased to 10% for the three months ended March 31, 2019, compared to 5% for the three months ended March 31, 2018, primarily due to the reduction in revenues.

Foreign Joint Venture Equity Income

Net equity income from our foreign joint venture BOMAY increased 55%, or $0.1 million, to $0.3 million during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase is primarily due to a previously announced rig order for a major Chinese customer at our BOMAY joint venture.

Income Tax Provision

There was no provision for income taxes for the three months ended March 31, 2019 compared to less than $0.1 million for the three months ended March 31, 2018, which reflects the provision of taxes on our earnings from our Brazilian subsidiary and the tax on dividends from our BOMAY joint venture in that period.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2019	December 31, 2018
	(in thousands except percentages and ratios)
Working capital	$233	$1,201
Current ratio	1.1 to 1	1.4 to 1
Debt as a percent of total capitalization	7%	3%

Uses and Sources of Liquidity

As of March 31, 2019, we had cash and cash equivalents of approximately $1.0 million and outstanding debt in Brazil totaling $0.5 million.

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

The Company continues to monitor its liquidity position closely and based on the business needs has arranged for up to $1.4 million in funding, including the dividend from our Chinese foreign joint venture BOMAY and up to $0.6 million from Stabilis Energy, LLC to fund deal expenses.

Operating Activities

During the three months ended March 31, 2019, the Company used $1.4 million in operations as compared to $1.5 million for the same period in 2018. The reduction was primarily the result of a lower net loss in the first three months of 2019 due to the sale of the Company’s U.S. operations in the prior year, partially offset by the related reductions in the Company’s net working capital.

Investing Activities

During the three months ended March 31, 2019, the Company’s investing activities used cash of $18,000 compared to using cash of $79,000 for the comparable period in 2018.

Financing Activities

During the three months ended March 31, 2019, the Company’s financing activities provided cash of $0.3 million compared to using cash of less than $0.1 million in the comparable period in 2018. This was primarily due to borrowing of short-term notes in the three months ended March 31, 2019 in Brazil.

NEW ACCOUNTING STANDARDS

See Note 2 to the Notes to Condensed Consolidated Financial Statements included elsewhere in this report for information on new accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

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

Foreign Currency Transaction Risk

We operate a subsidiary in Brazil and maintain an equity method investment in our Chinese joint venture, BOMAY. The functional currencies of the Brazilian subsidiary and the joint venture are the Brazilian Real and Chinese Yuan. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment has been an accumulated loss of $0.2 million and is recorded as accumulated other comprehensive loss, net of taxes, in our consolidated balance sheet at March 31, 2019. This was primarily due to the weakening of the Chinese Yuan against the United States Dollar.

As of March 31, 2019, we had a non-U.S. dollar denominated working capital balance of approximately $92,000. An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by approximately $9,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our CEO and CFO have each concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. However, our systems and procedures did not allow us to timely file this 10-Q as noted in Form NT 10-Q filed May 15, 2019.

Changes in internal control over financial reporting

Management regularly reviews our system of internal control over financial reporting to ensure we maintain an effective internal control environment. In the first quarter of 2019, in order to remediate internal control weaknesses, we hired additional accounting personnel to provide additional supervision, approval and review of accounting transactions and also provide our Chief Financial Officer with more time to perform oversight and supervisory functions. With the help of the additional accounting personnel, we have implemented a new accounting system to adequately record transactions and generate the necessary data and reports to resolve the material weakness described in our Annual Report filed on April 16, 2019.  However the implementation, training and testing for the new system delayed the final accounting and reporting for the period ending March 31, 2019.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

Important factors that could have a material impact on our financial position and results of operations include:

•	Risk factors as set forth in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 16, 2019.
•

Any material adjustments to the Purchase Price of the Asset Purchase Agreement that may arise from changes to the Net Working Capital which were estimated at closing (August 12, 2018) in comparison to actual.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At the Company’s discretion, it may issue shares of its common stock to the holder of its Series A Convertible Preferred Stock in lieu of cash dividends. Issuance of common stock in lieu of cash dividends are not registered under the Securities Act of 1933 and contain a restriction on transfer legend. In this regard, the Company issues the shares under the exemption from registration under Sect. 4(2) of the Securities Act and other exemptions from registration may also be applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Index to Exhibits

Exhibit No.	Exhibit Description
2.1

Share Exchange Agreement, dated December 17, 2018, by and among American Electric Technologies, Inc., LNG Investment Company, LLC, AEGIS NG LLC, Stabilis Energy, LLC, and PEG Partners, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 24, 2018)(1)

2.2

Amendment dated May 8, 2019 to the Share Exchange Agreement concerning the business combination with Stabilis. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed May 9, 2019)(1)

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

Exhibit No.	Exhibit Description
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

(1)

Exhibits and schedules to the Share Exchange Agreement and Amendment have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2019

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ Peter Menikoff
Peter Menikoff
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Don Boyd
Don Boyd
Chief Financial Officer (Principal Financial Officer)