Form 10-Q
period 2019-06-30
Stabilis Energy, Inc.
filed 2019-08-14
CIK 1043186

  .

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

Commission File No. 000-24575

STABILIS ENERGY, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3410234
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

10375 Richmond Avenue, Suite 700, Houston, TX 77042

(Address of principal executive offices)

(832) 456-6500

(Registrant’s telephone number)

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.001 par value per share	SLNG	The NASDAQ Stock Market

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

As of August 13, 2019, there were 14,644,842 outstanding shares of our common stock, par value $.001 per share.

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended June 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,080	$2,124
Accounts receivable, net	1,217	911
Inventories, net	63	69
Contract assets	1,161	344
Prepaid expenses and other current assets	436	433
Total current assets	3,957	3,881
Property, plant and equipment, net	532	552
Investments in foreign joint venture	9,889	9,980
Right-of-use assets	145	-
Other assets	51	146
Total assets	$14,574	$14,559
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Short-term note payable	$338	$202
Accounts payable and accrued liabilities	2,805	2,478
Lease liabilities, current portion	63	-
Total current liabilities	3,206	2,680
Deferred compensation	138	163
Lease liabilities, long-term portion	84	-
Total liabilities	3,428	2,843
Commitments and contingencies (Note 8)
Convertible preferred stock:
Redeemable convertible preferred stock, Series A, net of discount of $470 at June 30, 2019 and $502 at December 31, 2018; $0.001 par value, 1,000,000 shares authorized, issued and outstanding at June 30, 2019 and December 31, 2018, respectively (Note 9)	4,530	4,498
Stockholders’ equity:
Common stock; $0.001 par value, 6,250,000 shares authorized, 1,202,115 and 1,180,610 shares issued and 1,173,914 and 1,152,409 shares outstanding at June 30, 2019 and December 31, 2018, respectively (Note 11)	1	1
Treasury stock, at cost, 28,201 shares at both June 30, 2019 and December 31, 2018	(965)	(965)
Additional paid-in capital	14,172	14,022
Accumulated other comprehensive loss	(475)	(417)
Accumulated deficit; including accumulated statutory reserves in equity method investments of $2,809 at June 30, 2019 and December 31, 2018	(6,117)	(5,423)
Total stockholders’ equity	6,616	7,218
Total liabilities, convertible preferred stock and stockholders’ equity	$14,574	$14,559

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Revenues	$1,955	$2,075	$3,171	$3,951
Cost of revenue	1,537	1,566	2,583	3,114
Gross profit	418	509	588	837
Operating expenses:
General and administrative	784	469	1,562	936
Selling	140	98	275	190
Total operating expenses	924	567	1,837	1,126

Foreign joint venture:
Equity income from joint venture	437	284	703	455
Joint venture operation's related expenses	(41)	(50)	(95)	(110)
Net equity income from foreign joint venture operations	396	234	608	345
Income (loss) from continuing operations	(110)	176	(641)	56
Other income (expense):
Interest income (expense)	17	(6)	(4)	68
Other income	149	-	207	-
Total other income (expense)	166	(6)	203	68
Income (loss) from continuing operations before income tax expense	56	170	(438)	124
Provision for income taxes on continuing operations	73	129	73	189
Net income (loss) from continuing operations	(17)	41	(511)	(65)
Loss from discontinued operations	-	(1,979)	-	(4,838)
Net loss	(17)	(1,938)	(511)	(4,903)
Dividend and accretion of discount on redeemable convertible preferred stock	(91)	(90)	(182)	(179)
Net loss attributable to common stockholders	$(108)	$(2,028)	$(693)	$(5,082)
Loss per common share - basic and diluted:
Continuing operations	$(0.09)	$(0.04)	$(0.59)	$(0.22)
Discontinued operations	-	(1.80)	-	(4.37)
Consolidated operations	$(0.09)	$(1.84)	$(0.59)	(4.59)
Weighted average number of common shares outstanding:
Basic and diluted	1,171,420	1,100,207	1,165,866	1,106,931

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(17)	$(1,938)	$(511)	$(4,903)
Foreign currency translation adjustment	(262)	(866)	(58)	(491)
Total comprehensive loss	$(279)	$(2,804)	$(569)	$(5,394)

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	1,152,409	$9	(965)	$14,014	$(417)	$(5,423)	$7,218
Common stock issued as dividends on preferred stock	10,695	-	-	75	-	(75)	-
Accretion of discount on preferred stock	-	-	-	-	-	(16)	(16)
Net loss	-	-	-	-	-	(495)	(495)
Other comprehensive income	-	-	-	-	204	-	204
Balance at March 31, 2019	1,163,104	$9	(965)	$14,089	$(213)	$(6,009)	$6,911
Common stock issued as dividends on preferred stock	10,810	-	-	75	-	(75)	-
Accretion of discount on preferred stock	-	-	-	-	-	(16)	(16)
Net loss	-	-	-	-	-	(17)	(17)
Other comprehensive loss	-	-	-	-	(262)	-	(262)
Balance at June 30, 2019	1,173,914	$9	(965)	$14,164	$(475)	$(6,117)	$6,616

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	1,083,706	$9	(916)	$13,811	$401	$(3,222)	$10,083
Common stock issued as dividends on preferred stock	6,350	-	-	75	-	(75)	-
Accretion of discount on preferred stock	-	-	-	-	-	(15)	(15)
Treasury stock purchase	-	-	(18)	-	-	-	(18)
Restricted stock units	3,873	-	-	166	-	-	166
Net loss	-	-	-	-	-	(2,964)	(2,964)
Other comprehensive income	-	-	-	-	375	-	375
Balance at March 31, 2018	1,093,929	$9	(934)	$14,052	$776	$(6,276)	$7,627
Common stock issued as dividends on preferred stock	16,403	-	-	150	-	(75)	75
Accretion of discount on preferred stock	-	-	-	-	-	(15)	(15)
Restricted stock units	276	-	-	129	-	-	129
Net loss	-	-	-	-	-	(1,938)	(1,938)
Other comprehensive loss	-	-	-	-	(866)	-	(866)
Balance at June 30, 2018	1,110,608	$9	(934)	$14,331	$(90)	$(8,304)	$5,012

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Electric Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(511)	$(4,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Distributions in excess of equity income from foreign joint venture operations	96	672
Depreciation and amortization	50	377
Stock-based compensation	-	284
Bad debt expense	-	30
Deferred compensation costs	(25)	(25)
Amortization of debt issuance costs	-	55
Change in operating assets and liabilities:
Accounts receivable	(201)	268
Inventories	7	(107)
Contract assets	(817)	3,247
Prepaid expenses and other current assets	13	48
Accounts payable and accrued liabilities	340	(478)
Contract liabilities	-	2,009
Net cash used in (provided by) operating activities	(1,048)	1,477
Cash flows from investing activities:
Purchases of property, plant and equipment and other assets	(117)	(165)
Net cash provided by investing activities	(117)	(165)
Cash flows from financing activities:
Proceeds from sale of common stock, preferred stock and warrants	-	8
Treasury stocks purchase	-	(18)
Proceeds from short-term notes payable	175	-
Payments on short-term notes payable	(48)	(60)
Other financing activities, net	-	(146)
Net cash provided by (used in) financing activities	127	(216)
Effect of exchange rate changes on cash	(6)	(50)
Net decrease in cash and cash equivalents	(1,044)	1,046
Cash and cash equivalents, beginning of period	2,124	2,289
Cash and cash equivalents, end of period	$1,080	$3,335

The accompanying notes are an integral part of the condensed consolidated financial statements

AMERICAN ELECTRIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Overview and Basis of Presentation

American Electric Technologies, Inc. and its subsidiaries (the “Company”, “AETI”, “our”, “us” or “we”) consists of American Electric Technologies, Inc., which owns 100% of M&I Electric Industries, Inc., including its wholly-owned subsidiary, South Coast Electric Systems, LLC (“SCES”) and M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”). The operations of AETI consisted of our Brazilian subsidiary, our interest in our Chinese joint venture and our corporate office in Bellaire, Texas.

As previously announced, on July 26, 2019, the proposed share exchange transaction (the “Transaction”) with Stabilis Energy LLC (“Stabilis”) and its subsidiaries was completed.  The Transaction and its related proposals, which included a company name change and a reverse stock split, were approved by our stockholders at a Special Meeting of Stockholders on July 17, 2019. On July 29, 2019, the company began operating under the name Stabilis Energy, Inc. and our common stock began trading on the Nasdaq Capital Market under the ticker symbol “SLNG”.  In addition, the company’s shares outstanding now reflect a one-for-eight reverse split. Unless otherwise noted, any share or per share amounts in the accompanying unaudited condensed consolidated financial statements and related notes give retroactive effect to the reverse stock split. For further information regarding this Transaction, see Note 11.

These financial statements reflect AETI’s operations prior to the Transaction because the Transaction was consummated after the period covered by these financial statements. Accordingly, the historical financial information included in this Form 10-Q is that of AETI prior to the Transaction. All subsequent quarterly and annual filings will present the current and historical financial statements of Stabilis’ operations post-transaction. The accompanying unaudited condensed consolidated financial statements of AETI have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) for interim financial information and include all adjustments which, in the opinion of management, are necessary for fair financial statement presentation. All adjustments are of a normal recurring nature. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. We believe that these financial statements contain all adjustments necessary so that they are not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed on April 16, 2019.

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

New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which requires lessees to  recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases expiring before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842; ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements; ASU No. 2018-20, Narrow-Scope Improvements for Lessors; and ASU No. 2019-01, Leases (Topic 842) - Codification Improvements. ASU No. 2018-11 provides an additional transition method allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

We adopted the new standard effective January 1, 2019 using the optional transition method in ASU No. 2018-11. Under this method, we have not adjusted our comparative period financial statements for the effects of the new standard or made the new, expanded required disclosures for periods prior to the effective date. We elected the package of practical expedients permitted under the transition guidance in ASU 2016-02 to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. We also elected the practical expedient not to separate the non-lease components of a contract from the lease component to which they relate.

The adoption of the new lease standard resulted in the recognition of lease liabilities and corresponding right-of-use assets of $0.2 million, on the condensed consolidated balance sheet as of January 1, 2019 for real and personal property operating leases. The adoption of ASU 2016-02 did not have a material impact on our consolidated results of operations and cash flows.

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

3. Revenue Recognition

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

Product revenue is generated from the resale of electrical and instrumentation equipment. Product contracts are established by agreeing on a sales price or transaction price for the related item. Payment terms for product contracts are generally thirty days from the receipt of the invoice. Product revenue is recognized upon delivery of the related item to the customer, at which point the customer controls the product and the Company has an unconditional right to payment.

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

The table below presents revenue disaggregated by source, for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Services	1,317	1,720	2,430	3,578
Products	638	355	741	373
	$1,955	$2,075	$3,171	$3,951

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

The Company made no sales to its joint venture in the six months ended June 30, 2019 and 2018.

Below is summary financial information for BOMAY at June 30, 2019 and December 31, 2018 and operational results for the three and six months ended June 30, 2019 and 2018 in U.S. dollars (in thousands, unaudited):

	June 30, 2019	December 31, 2018
Assets:
Total current assets	$67,322	$59,124
Total non-current assets	3,337	5,742
Total assets	$70,659	$64,866
Liabilities and equity:
Total liabilities	$44,685	$38,732
Total joint ventures’ equity	25,974	26,134
Total liabilities and equity	$70,659	$64,866

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$17,284	$12,231	$28,784	$20,309
Gross Profit	$2,479	$1,912	$4,440	$3,697
Earnings	$1,097	$710	$1,759	$1,137

The following is a summary of activity in investments in foreign joint ventures for the six months ended June 30, 2019 in U.S. dollars (in thousands, unaudited):

June 30, 2019
Investments in BOMAY*
Balance at the beginning of the year	$2,033
Undistributed earnings:
Balance at beginning of year	7,793
Equity in earnings	703
Dividend distributions	(799)
Balance at end of period	7,697
Foreign currency translation:
Balance at beginning of year	154
Change during the period	5
Balance at end of period	159
Total investment in BOMAY at June 30, 2019	$9,889

*

Accumulated statutory reserves in equity method investments of $2.81 million at June 30, 2019 and December 31, 2018, respectively, are included in AETI’s consolidated retained earnings. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

The Company accounts for its investment in BOMAY using the equity method of accounting. Under the equity method, the Company’s share of the joint venture operations earnings or losses is recognized in the consolidated statements of operations as equity income (loss) from foreign joint ventures operations. Joint venture income increases the carrying value of the joint ventures and joint venture losses reduce the carrying value. Dividends received from the joint venture reduce the carrying value. In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment adjustment is necessary at June 30, 2019.

5. Notes Payable

On June 6, 2017, the Company’s subsidiary, M&I Brazil, entered into a Loan Agreement with the former chairman of AETI. The Loan Agreement provides the Company with a $0.30 million loan facility of which $0.20 million is drawn and is outstanding as of June 30, 2019.  All outstanding amounts, including accrued but unpaid interested, are due in June 2020. Under the loan agreement, the interest rate on the loan facility is 10.0%, per annum, payable each quarter. The loan facility is secured by the assets held by M&I Brazil.

In March 2019, Brazil financed project expenditures with short-term financing of approximately $0.2 million from Santander bank. The loan is due March 2020, with an interest rate of 11.88%.

6. Leases

M&I Brazil leases offices and facilities in three cities in Brazil that are under operating lease agreements.  The leases expire at various dates through January 2022.  Our operating leases are included in right-of-use assets, current and long-term liabilities in the accompanying Condensed Consolidated Balance Sheet. The assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments based on Brazil’s General Market Price Index rate.  Brazil also has multiple short-term equipment leases which are less than twelve months and have no cancellation penalties, therefore they are not recorded in the balance sheet.

Lease expense for operating leases is recognized on a straight-line basis over the lease term.  Lease expense is recognized in the period for which the obligation for those payments is incurred and is included in general and administrative expense in the Condensed Consolidated Statement of Operations.

An initial right-of-use asset of approximately $0.2 million was recognized as a non-cash asset addition with the adoption of the new lease standard. Operating lease costs were less than $50,000 for the three and six months ended June 30, 2019.  The weighted-average remaining lease term is 2 years and the weighted-average discount rate is 6.75%.

Maturities of our operating lease liabilities as of June 30, 2019 are as follows (in thousands):

2019	$36
2020	67
2021	49
2022	4
Total undiscounted operating lease payments	156
Less: imputed interest	(9)
Present value of operating lease liabilities	$147

7. Income Taxes

The tax provision for the three and six months ended June 30, 2019 and 2018 reflects the provision from taxes on our earnings from our Brazilian subsidiary and dividends received from BOMAY. The Company has established a valuation allowance on its deferred tax assets due to uncertainty regarding future realization.

8. Commitments and Contingencies

The Company received notification of a potential liability of $4.3 million associated with the asset purchase agreement completed in August 2018.  Please see Note 10 for further explanation of this possible obligation.

9. Redeemable Convertible Preferred Stock

In conjunction with the issuance of 1,000,000 shares of Redeemable Convertible Preferred Stock, Series A in May 2012, warrants to purchase 325,000 shares of our common stock (the “Warrants”) were issued. Discount accretion was approximately $30,000 for both the six months ended June 30, 2019 and 2018.

The Series A Convertible Preferred Stock accrued cumulative dividends at a rate of 6% per annum payable quarterly in cash or in shares of Common Stock, at the option of the Company. At June 30, 2019 and December 31, 2018, the company had accrued but unpaid dividends totaling $0.08 million which is included in accounts payable and other accrued expenses in the condensed consolidated balance sheets. During the six months ended June 30, 2019 and 2018, the Company issued 21,506 and 22,753 shares of common stock as payment of dividends, respectively.

Prior to the completion of the Share Exchange discussed in Note 11, the holders of the Series A Convertible Preferred Stock elected to convert all 1,000,000 shares outstanding into 276,549 shares of common stock (includes effect of 1-for-8 stock split).

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

The Company and the Buyer of M&I Electric currently have a significant disagreement with regard to the working capital adjustment calculation and the Company has not received documentation sufficient to support the Buyer’s position. As such, no adjustments have been made in determining the gain on the sale of assets reported at December 31, 2018.  Any purchase price adjustment related to the conclusive determination of the net working capital adjustment, if any, will be reflected at the date of such determination. Any legal fees incurred related to this disagreement will be expensed as incurred.

At June 30, 2018, the related operating results were reflected as discontinued operations in the Company’s Condensed Statement of Operations.  Summary financial results for the three and six months ended June 30, 2018 are as follows (in thousands, except per share data):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Net sales	$7,750	$14,163
Loss from discontinued operations	$(1,979)	$(4,838)

Loss per share, basic and diluted	$(1.80)	$(4.37)

Cash provided by operating activities of discontinued operations for the six months ended June 30, 2018 was $0.4 million. Cash used in investing activities of discontinued operations for the six months ended June 30, 2018 was $0.2 million.

11. Subsequent Events

On July 26, 2019, the share exchange transaction (the “Transaction”) with Stabilis Energy LLC (“Stabilis”) and its subsidiaries was completed.  The Transaction and its related proposals, including a company name change and a reverse stock split, were approved by our stockholders at a Special Meeting of Stockholders on July 17, 2019. On July 29, 2019, the company began operating under the name Stabilis Energy, Inc. and our common stock began trading on the Nasdaq Capital Market under the ticker symbol “SLNG”.  In addition, the company’s shares outstanding will reflect a one-for-eight reverse split.

As a result of the reverse stock split, every eight shares of American Electric common stock outstanding immediately prior to the reverse stock split were combined into one share of Stabilis Energy, Inc. common stock. No fractional shares were issued. In lieu of fractional shares, cash was issued based on the closing price of American Electric common stock on the Nasdaq Capital Market on July 26, 2019. Unless otherwise noted, any share or per share amounts in the accompanying unaudited condensed consolidated financial statements and related notes give retroactive effect to both the transaction and the reverse stock split.

As a result of the completion of the share exchange, the former holders of Stabilis and its subsidiaries own 90% of the combined company and the former American Electric stockholders own 10% of the combined company. Approximately 14,645,917 shares of Stabilis Energy, Inc. common stock were issued and outstanding as a result of the completion of the share exchange and reverse stock split.

Stabilis is a vertically integrated provider of small-scale liquefied natural gas (“LNG”) production, distribution and fueling services to multiple end markets in North America. Stabilis has safely delivered over 200 million gallons of LNG through more than 20,000 truck deliveries during its 15-year operating history, which it believes makes it one of the largest and most experienced small-scale LNG providers in North America. Stabilis’ customers use LNG as a fuel source in a variety of applications in the industrial, energy, mining, utilities and pipelines, commercial, and high horsepower transportation markets. Stabilis’ customers use LNG as an alternative to traditional fuel sources, such as distillate fuel oil and propane, to lower fuel costs and reduce harmful environmental emissions.  Stabilis’ customers also use LNG as a “virtual pipeline” solution when natural gas pipelines are not available or are curtailed.  Stabilis is headquartered in Houston, Texas.

On August 5, 2019, the Company entered into an exchange agreement with Chart Energy & Chemicals, Inc., a Delaware corporation and subsidiary of Chart Industries, Inc. for the exchange of indebtedness of Stabilis LNG, a Company subsidiary, to Chart E&C in the principal amount of up to $7.0 million owed pursuant to a secured promissory note issued by Stabilis LNG to Chart E&C in September 2013, for shares of Common Stock in Stabilis Energy, Inc. This transaction is expected to close within 30 days, subject to both parties meeting certain closing conditions.

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

BUSINESS

Our corporate structure consisted of American Electric Technologies, Inc., which owns 100% of M&I Electric Industries, Inc. (“M&I), its wholly-owned subsidiary, South Coast Electric Systems, LLC and M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”). As a result of the sale of South Coast Electric Systems operations in 2016 and M&I’s operations in 2018, results from continuing operations consisted of our Brazilian subsidiary, our interest in our Chinese joint venture and our corporate office in Bellaire, Texas. Our foreign joint venture is accounted for by the equity method.

On August 12, 2018 the Company’s wholly-owned subsidiary, M&I completed its previously announced sale of its U.S. based assets to M&I Electric, LLC, an unrelated party. For further discussion of this sale, see Note 11 in the Notes to Condensed Consolidated Financial Statements.

On December 17, 2018, the Company entered into a Share Exchange Agreement for the acquisition of Stabilis Energy, LLC and its subsidiaries (“Stabilis), a Texas-based, privately held small-scale liquefied natural gas producer and distributor (the “Transaction”). On May 8, 2019, the Company entered into an amendment to the Share Exchange Agreement. On July 17, 2019, the stockholders of AETI approved the proposals related to the Share Exchange Agreement with the holders of Stabilis, an amendment to the Articles of Incorporation to increase the authorized number of shares of common stock from 50,000,000 to 300,000,000, and a reverse stock split of between 1:2 and 1:8.  The transaction closed on July 26, 2019.  On July 29, 2019, the Company effected a 1:8 reverse stock split and commenced trading on the Nasdaq Capital Market under the symbol SLNG.

Overview

With the 2018 sale of its U.S. operations, the Company’s activities consist solely of operations in Brazil and our interest in the foreign joint venture BOMAY described below. The financial results of Stabilis are not included in this report as the closing of the Transaction occurred subsequent to June 30, 2019.

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 (unaudited)

Revenue and Gross Margin

Revenues decreased 6%, or $0.1 million, to $2.0 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to the completion of a large project in Brazil in the prior year.

Gross margin decreased 18%, or less than $0.1 million, to $0.4 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. Gross margin as a percentage of revenues decreased to 21% in the three months ended June 30, 2019, compared to 25% in the three months ended June 30, 2018. The decrease in margins was primarily attributable to higher project costs in 2019.

General and Administrative Expenses

General and administrative expenses increased by 67%, or $0.3 million, to $0.8 million during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase in general and administrative expenses was primarily due to the financial, legal and advisory fees incurred during the three months ended June 30, 2019 in connection with the Share Exchange Agreement the Company entered into with Stabilis in the fourth quarter of 2018.

Selling and Marketing Expenses

Selling and marketing costs increased by 43%, or $0.04 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase was primarily due to the addition of personnel to grow the business in Brazil. Selling and marketing expenses, as a percentage of revenues, increased to 7% for the three months ended June 30, 2019, compared to 5% for the three months ended June 30, 2018.

Foreign Joint Venture Equity Income

Net equity income from our foreign joint venture BOMAY increased 54%, or $0.15 million, to $0.4 million during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase is primarily due to a previously announced rig order for a major Chinese customer at our BOMAY joint venture.

Income Tax Provision

The provision for income taxes was less than $0.1 million for the three months ended June 30, 2019 compared to $0.1 million for the three months ended June 30, 2018, which reflects the provision of taxes on our earnings from our Brazilian subsidiary and the tax on dividends from our BOMAY joint venture in that period.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 (unaudited)

Revenue and Gross Margin

Revenues decreased 20%, or $0.8 million, to $3.2 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to the completion of a large project in Brazil in the prior year.

Gross margin decreased 30%, or $0.2 million, to $0.6 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. Gross margin as a percentage of revenues was 19% for the six months ended June 30, 2019 compared to 21% at June 30, 2018.

General and Administrative Expenses

General and administrative expenses increased by 67%, or $0.6 million, to $1.6 million during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase in general and administrative expenses is primarily due to the financial, legal and advisory fees incurred during the six months ended June 30, 2019 in connection with the Share Exchange Agreement the Company entered into with in the fourth quarter of 2018.

Selling and Marketing Expenses

Selling and marketing costs increased by 45%, or $0.08 million, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  This was primarily due to the increase in personnel mentioned above. Selling and marketing expenses, as a percentage of revenues, increased to 9% for the six months ended June 30, 2019, compared to 5% for the six months ended June 30, 2018.

Foreign Joint Venture Equity Income

Net equity income from our foreign joint venture BOMAY increased 55%, or $0.2 million, to $0.7 million during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase is primarily due to a previously announced rig order for a major Chinese customer at our BOMAY joint venture.

Income Tax Provision

The provision for income taxes was $0.1 million for the six months ended June 30, 2019 compared to $0.2 million for the six months ended June 30, 2018, which reflects the provision of taxes on our earnings from our Brazilian subsidiary and the tax on dividends from our BOMAY joint venture in that period.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2019	December 31, 2018
	(in thousands except percentages and ratios)
Working capital	$751	$1,201
Current ratio	1.2 to 1	1.4 to 1
Debt as a percent of total capitalization	5%	3%

Uses and Sources of Liquidity

As of June 30, 2019, we had cash and cash equivalents of approximately $1.0 million and outstanding debt in Brazil totaling $0.3 million.

Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes. We have incurred losses and experienced negative operating cash flows for the past several years, and accordingly, the Company has taken a number of actions to continue to support its operations and meet its obligations.

In 2018, we concluded the sale of our U.S. operations to a subsidiary of Myers Power Products, Inc. We expect to continue to optimize our international operations including our service business in Brazil and our joint venture operation in China.

Operating Activities

During the six months ended June 30, 2019, we used $1.0 million in operations as compared to $1.5 million of cash provided by operations for the same period in 2018. This decrease was primarily the result of the change in net contract assets and dividend from our foreign joint venture, partially offset by the related reductions in the Company’s net working capital.

Investing Activities

During the six months ended June 30, 2019, we used cash for investing activities of $0.1 million compared to $0.2 million for the comparable period in 2018.  This change reflects a reduction in equipment purchases in 2019.

Financing Activities

During the six months ended June 30, 2019, cash provided by financing activities was $0.1 million compared to using cash of $0.2 million in the comparable period in 2018. This was primarily due to Brazil’s borrowing of short-term notes in the first quarter of 2019.

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

Foreign Currency Transaction Risk

We operate a subsidiary in Brazil and maintain an equity method investment in our Chinese joint venture, BOMAY. The functional currencies of the Brazilian subsidiary and the joint venture are the Brazilian Real and Chinese Yuan. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment has been an accumulated loss of $0.3 million and is recorded as accumulated other comprehensive loss, net of taxes, in our consolidated balance sheet at June 30, 2019.

As of June 30, 2019, we had a non-U.S. dollar denominated working capital balance of approximately $0.7 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by approximately $70,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019.  Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, as of June 30, 2019 solely because of the existence of the material weakness in internal controls over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

In connection with its evaluation of the internal control over financial reporting for the year ended December 31, 2018, management identified the following deficiencies which collectively represent a material weakness in our internal controls over financial reporting:

•

In connection with the sale of the U.S. assets of our M&I Electric Industries in the third quarter of 2018, the majority of our accounting employees and systems transferred to the purchaser of the assets.

•	In December 2018, our Chief Financial Officer announced his resignation.

As a result of the above, we determined that the Company’s accounting personnel was reduced to a level that did not provide for sufficient segregation of duties, oversight of work performed and compensating controls in the Company’s accounting department.  While these issues did not result in any material misstatements on our consolidated financial statements, they did collectively represent a material weakness in internal control over financial reporting.

Remediation Process

Management is in the process of remediating the material weakness and has implemented additional controls, including:

•	Hiring additional accounting personnel to provide additional supervision, approval and review of accounting transactions and perform supervisory and oversight functions.

•

At the conclusion of the share exchange, we now have a full complement of accounting staff under the leadership of an experienced Chief Financial Officer which we believe will remediate the material weakness described above.

While we believe the remediation measures described above will remediate this material weakness going forward, the implementation of these controls is ongoing, and as we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address this material weakness or determine to modify the remediation steps described above.

We expect the remediation and testing of the additional controls noted above to be completed by the end of 2019 and believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weakness identified.

Changes in internal control over financial reporting

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting other than the controls to address the material weakness identified above.

.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2019, the Company issued 10,811 shares of its common stock to the holder of its Series A Convertible Preferred Stock in lieu of cash dividends. The common stock was not registered under the Securities Act of 1933 and contained a restriction on transfer legend. The Company issued the shares under the exemption from registration under Sect. 4(2) of the Securities Act and other exemptions from registration may also be applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Index to Exhibits

Exhibit No.	Exhibit Description
2.1

Amendment dated May 8, 2019 to the Share Exchange Agreement concerning the business combination with Stabilis Energy LLC (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed May 5, 2019).

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

Date: August 14, 2019

AMERICAN ELECTRIC TECHNOLOGIES, INC.

By:	/s/ James C. Reddinger

President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)