Form 10-Q
period 2019-09-30
Stabilis Energy, Inc.
filed 2019-11-12
CIK 1043186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO
Commission File No. 000-24575
____________________
STABILIS ENERGY, INC.
(Exact name of registrant as specified in its charter)
____________________

Florida	59-3410234
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
10375 Richmond Avenue, Suite 700, Houston, TX 77042
(Address of principal executive offices)
(832) 456-6500
(Registrant’s telephone number)

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.001 par value per share	SLNG	The OTCQX Best Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 11, 2019, there were 16,800,612 outstanding shares of our common stock, par value $.001 per share.

STABILIS ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q Index
For the Quarterly Period Ended September 30, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This document includes statements that constitute forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, our recent business combination, pending legal and regulatory proceedings and claims, including environmental matters, future economic performance, operating income, cost savings, and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan” or similar expressions. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessarily estimates reflecting the best judgment of senior management, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in Part II. “Item 1A. Risk Factors” in this document.
Forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In addition to the risk factors and other cautionary statements described in Part II. “Item 1A. Risk Factors” in this document, the factors include:

•	our ability to execute our business strategy;

•	our limited operating history;

•	our ability to obtain additional financing to effect our strategy;

•	loss of one or more of our customers;

•	cyclical or other changes in the demand for and price of LNG and natural gas;

•	operational, regulatory, environmental, political, legal and economic risks pertaining to the construction and operation of our facilities;

•	hurricanes or other natural or man-made disasters;

•	dependence on contractors for successful completions of our energy related infrastructure;

•	reliance on third party engineers;

•	competition from third parties in our business;

•	failure of LNG to be a competitive source of energy in the markets in which we operate, and seek to operate;

•	increased labor costs, and the unavailability of skilled workers or our failure to attract and retain qualified personnel;

•	a major health and safety incident relating to our business;

•	failure to obtain and maintain approvals and permits from governmental and regulatory agencies including with respect to our planned operational expansion in Mexico;

•	changes to health and safety, environmental and similar laws and governmental regulations that are adverse to our operations;

•	volatility of the market price of our common stock; and

•	our ability to integrate successfully the businesses of Stabilis Energy, LLC and American Electric Technologies, Inc. (as defined below) and additional acquisitions in the expected timeframe.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements contained herein. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. All forward-looking statements included in this document are expressly qualified in their entirety by the cautionary statements contained or referred to in this document. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Stabilis Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$4,516	$1,247
Accounts receivable, net	4,707	4,359
Inventories, net	107	106
Prepaid expenses and other current assets	3,868	2,115
Due from related parties	1	22
Total current assets	13,199	7,849
Property, plant and equipment, net	62,617	66,606
Right-of-use assets	1,002	—
Goodwill	4,960	—
Investments in foreign joint ventures	9,268	—
Other noncurrent assets	402	250
Total assets	$91,448	$74,705
Liabilities and Equity
Current liabilities:
Current portion of long-term notes payable	$1,000	$2,500
Current portion of finance lease obligation - related parties	4,662	3,879
Current portion of operating lease obligations	340	—
Short-term notes payable	831	121
Accrued liabilities	5,395	2,913
Accounts payable and other accrued expenses	4,298	2,684
Total current liabilities	16,526	12,097
Long-term notes payable, net of current portion	1,077	6,577
Long-term notes payable, net of current portion - related parties	5,000	—
Finance lease obligations, net of current portion - related parties	3	3,367
Long-term portion of operating lease obligations	682	—
Total liabilities	23,288	22,041
Commitments and contingencies (Note 14)
Equity:
Preferred Stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively (Note 17)	—	—
Stockholders’ equity:
Common stock; $0.001 par value, 37,250,000 shares authorized, 16,800,612 and 13,178,750 shares issued and 16,800,612 and 13,178,750 shares outstanding at September 30, 2019 and December 31, 2018, respectively (Note 15)	17	13
Additional paid-in capital	90,748	68,244
Accumulated other comprehensive loss	(530)	—
Accumulated deficit	(22,075)	(16,916)
Total stockholders’ equity	68,160	51,341
Noncontrolling interest	—	1,323
Total Equity	68,160	52,664
Total liabilities and equity	$91,448	$74,705
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
LNG product	$7,919	$6,914	$26,872	$21,812
Rental, service and other	2,595	1,087	7,712	4,754
Total revenues	10,514	8,001	34,584	26,566
Operating expenses:
Cost of LNG product	5,191	5,098	18,289	17,046
Cost of rental, service and other	2,436	1,121	5,546	3,476
Selling, general and administrative expenses	3,834	1,607	8,037	4,667
Depreciation expense	2,307	2,190	6,892	6,573
Total operating expenses	13,768	10,016	38,764	31,762
Loss from operations before equity income	(3,254)	(2,015)	(4,180)	(5,196)
Net equity income from foreign joint ventures' operations:
Income from equity investments in foreign joint ventures	187	—	187	—
Foreign joint ventures' operations related expenses	(52)	—	(52)	—
Net equity income from foreign joint ventures' operations	135	—	135	—
Loss from operations	(3,119)	(2,015)	(4,045)	(5,196)
Other income (expense):
Interest expense, net	(339)	(1,202)	(947)	(3,482)
Other income	124	—	61	352
Gain from disposal of fixed assets	17	—	17	162
Total other income (expense)	(198)	(1,202)	(869)	(2,968)
Loss before income tax expense	(3,317)	(3,217)	(4,914)	(8,164)
Income tax expense	38	—	38	—
Net loss	(3,355)	(3,217)	(4,952)	(8,164)
Net income (loss) attributable to noncontrolling interests	—	(130)	207	(84)
Net loss attributable to controlling interests	$(3,355)	$(3,087)	$(5,159)	$(8,080)

Common Stock Data:
Net loss per common share:
Basic and diluted	$(0.22)	$(0.82)	$(0.37)	$(2.14)
Weighted average number of common shares outstanding:
Basic and diluted	15,070,733	3,767,674	13,816,341	3,767,674
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(3,355)	$(3,217)	$(4,952)	$(8,164)
Foreign currency translation adjustment	(530)	—	(530)	—
Total comprehensive loss	$(3,885)	$(3,217)	$(5,482)	$(8,164)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2018	13,178,750	$13	$68,244	$—	$(16,916)	$1,323	$52,664
Net income (loss)	—	—	—	—	(738)	179	(559)
Balance at March 31, 2019	13,178,750	13	68,244	—	(17,654)	1,502	52,105
Net income (loss)	—	—	—	—	(1,066)	28	(1,038)
Balance at June 30, 2019	13,178,750	13	68,244	—	(18,720)	1,530	51,067
Recapitalization due to reverse merger	1,466,092	1	12,618	—	—	(1,530)	11,089
Shares issued in extinguishment of debt	1,470,807	2	6,887	—	—	—	6,889
Shares issued in acquisition of Diversenergy	684,963	1	2,999	—	—	—	3,000
Net loss	—	—	—	—	(3,355)	—	(3,355)
Other comprehensive loss	—	—	—	(530)	—	—	(530)
Balance at September 30, 2019	16,800,612	$17	$90,748	$(530)	$(22,075)	$—	$68,160

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2017	3,767,674	$4	$19,510	$—	$(5,872)	$1,365	$15,007
Net loss	—	—	—	—	(1,704)	203	(1,501)
Balance at March 31, 2018	3,767,674	4	19,510	—	(7,576)	1,568	13,506
Net loss	—	—	—	—	(3,287)	(157)	(3,444)
Balance at June 30, 2018	3,767,674	4	19,510	—	(10,863)	1,411	10,062
Net loss	—	—	—	—	(3,087)	(130)	(3,217)
Balance at September 30, 2018	3,767,674	$4	$19,510	$—	$(13,950)	$1,281	$6,845
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,952)	$(8,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,892	6,573
Gain on disposal of fixed assets	(17)	(162)
Bad debt expense	147	—
Gain on extinguishment of debt	(116)	—
Income from equity investment in joint venture	(187)	—
Interest expense restructured to debt	—	3,258
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,823	(55)
Due to/(from) related parties	113	(2,148)
Inventories	67	(28)
Prepaid expenses and other current assets	(1,184)	(590)
Accounts payable and accrued liabilities	1,117	(199)
Other	18	45
Net cash provided by (used in) operating activities	3,721	(1,470)
Cash flows from investing activities:
Acquisition of fixed assets	(2,103)	(819)
Proceeds on sales of fixed assets	125	800
Acquisition of American Electric, net of cash received	(1,876)	—
Acquisition of Diversenergy, net of cash received	611	—
Net cash used in investing activities	(3,243)	(19)
Cash flows from financing activities:
Proceeds on long-term borrowings from related parties	5,000	4,603
Payments on long-term borrowings from related parties	(2,582)	(1,233)
Payments on long-term borrowings	—	(2,420)
Proceeds from short-term notes payable	767	408
Payments on short-term notes payable	(394)	(452)
Net cash provided by financing activities	2,791	906
Net increase (decrease) in cash and cash equivalents	3,269	(583)
Cash and cash equivalents, beginning of period	1,247	1,488
Cash and cash equivalents, end of period	$4,516	$905

Supplemental disclosure of cash flow information:
Interest paid	$1,108	$1,121
Income taxes paid	—	—
Non-cash investing and financing activities:
Extinguishment of long-term debt	$7,000	$—
Equipment acquired under capital leases	—	1,335
The accompanying notes are an integral part of the condensed consolidated financial statements

STABILIS ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Overview and Basis of Presentation
Overview
Stabilis Energy, Inc. and its subsidiaries (the “Company”, “Stabilis”, “our”, “us” or “we”) produce, market, and sell liquefied natural gas (“LNG”). The Company also resells liquefied natural gas from third parties and provides services, transportation, and equipment to customers.
The Company is a supplier of LNG to the industrial, midstream, and oilfield sectors in North America and provides turnkey fuel solutions to help industrial users of propane, diesel and other crude-based fuel products convert to LNG, which may result in reduced fuel costs and improved environmental footprint. Stabilis opened its 120,000 gallons per day ("gpd") LNG production facility in George West, Texas in January 2015 to service industrial and oilfield customers in Texas and the greater Gulf Coast region. The Company owns a second liquefaction plant capable of producing 25,000 gpd that is being relocated and currently not in operation. Stabilis is vertically integrated from LNG production through distribution including cryogenic equipment rental and field services.
As a result of the business combination with American Electric Technologies, Inc. (“American Electric”) discussed below, we also provide power delivery solutions to the global energy industry through our wholly-owned subsidiary in Brazil, M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”) and our joint venture in China, BOMAY Electric Industries Co., Ltd. (“BOMAY”) with a subsidiary of China National Petroleum Company.
On July 26, 2019 (the “Effective Date”), the Share Exchange with American Electric and its subsidiaries was completed. In the Share Exchange, American Electric acquired directly 100% of the outstanding limited liability company membership interests of Stabilis Energy, LLC (“Stabilis LLC”) from LNG Investment Company, LLC ("LNG Investment") and 20% of the outstanding limited liability membership interests of PEG Partners, LLC ("PEG") from AEGIS NG LLC ("AEGIS"). AEGIS owned a 20% noncontrolling interest of PEG. The remaining 80% of the outstanding limited liability company interests of PEG were owned directly by Stabilis LLC. As a result, Stabilis became a direct 100% owned subsidiary of American Electric and Prometheus became an indirectly-owned 100% subsidiary of American Electric. Under the Share Exchange Agreement entered into on December 17, 2018 and amended on May 8, 2019, (as amended, the “Share Exchange Agreement”), American Electric issued 13,178,750 post-split shares of common stock to acquire Stabilis LLC, which represented approximately 90% of the total amount of common stock of American Electric which was issued and outstanding as of July 26, 2019. The proposed transaction was approved by the shareholders of American Electric at a Special Meeting of Stockholders. The Share Exchange resulted in a change of control of American Electric to control by Casey Crenshaw by virtue of his beneficial ownership of 88.4% of the common stock of American Electric to be outstanding as of July 26, 2019.

Immediately following the Effective Date, the Company effectuated a reverse stock split of its outstanding common stock at a ratio of one-for-eight, American Electric changed its name to Stabilis Energy, Inc., and our common stock began trading under the ticker symbol “SLNG”.
Because the former owners of Stabilis LLC own 88.4% of the voting stock of the combined company and certain other factors including that directors designated by LNG Investment will constitute a majority of the board of directors, Stabilis LLC is considered to be acquiring American Electric in the Share Exchange for accounting purposes. As a result, the Share Exchange will be treated by American Electric as a reverse acquisition under the purchase method of accounting in accordance with United States generally accepted accounting principles (“US GAAP”). In addition, the Company’s shares outstanding now reflect a one-for-eight reverse split. Unless otherwise noted, any share or per share amounts in the accompanying unaudited condensed consolidated financial statements and related notes give retroactive effect to the reverse stock split. For further information regarding this transaction, see Note 3.
Basis of Presentation
The financial information represents the historical results of Stabilis for periods prior to the transaction. The operations of American Electric are included in our financial statements from the completion of the Share Exchange on July 26, 2019. The accompanying interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of September 30, 2019, and results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine-month periods ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any future year.
Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted, but the resultant disclosures contained herein are in accordance with US GAAP as they apply to interim reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company's Current Report filed as Form 8-K/A on October 7, 2019.
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective January 1, 2017, which requires the Company to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these financial statements. The Company has incurred recurring operating losses and has negative working capital. The Company is subject to substantial business risks and uncertainties inherent in the current LNG industry. There is no assurance that the Company will be able to generate sufficient revenues in the future to sustain itself or to support future growth.
These factors were reviewed by management to determine if there was substantial doubt as to the Company’s ability to continue as a going concern. Management concluded that its plan to address the Company’s liquidity issues would allow it to continue as a going concern. Those plans include projected positive cash flows from operations and steps to reduce the Company's debt.
Cash flows from operations have continued to improve due to sales volumes. Management believes that its business will continue to grow and will generate sufficient cash flows to fund future operations.
On November 30, 2018, related party debt holders converted $48.7 million of debt to equity to improve the Company’s financial position and reduce its future debt service requirements. In August 2017 the Company negotiated and amended to its promissory note to Chart Industries, Inc. (“Chart”). This amendment reduced and extended its mandatory debt service payments to provide future payments that management believes are sustainable based on current and projected operating performance. On August 5, 2019, we entered into an exchange agreement with Chart for the satisfaction of indebtedness in the principal amount of $7 million in exchange for shares of our common stock. Additionally, on August 16, 2019, the Company issued a Secured Promissory Note to M/G Finance Co., Ltd. in the principal amount of $5 million,
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the carrying amount of contingencies, valuation allowances for receivables, inventories, and deferred income tax assets, and valuations assigned to assets and liabilities in business combinations. Actual results could differ from those estimates, and these differences could be material to the consolidated financial statements.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the Company’s financial position, results of operations or cashflows.
2. Recent Accounting Pronouncements
In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-11 provides entities with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current U.S. GAAP (Topic 840, Leases). ASU No. 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met: If the non-lease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842. The amendments in ASU No. 2018-11 are effective at the same time as the amendments in ASU No. 2016-02 discussed below.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of a business or as acquisitions (or disposals) of assets. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2018, with early adoption permitted under certain circumstances. The amendments of ASU No. 2017-01 were adopted by the Company effective January 1, 2019. The adoption of this standard had no impact on our consolidated financial position or results of operations, as the adoption is applied on a prospective basis.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of- use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under this new guidance, lessees are required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with lease terms of more than 12 months. We adopted this new standard as of January 1, 2019 using the modified retrospective transition method, applying the new standard to leases in place as of the adoption date. Prior periods have not been adjusted. The adoption of the new lease standard resulted in the recognition of lease liabilities and corresponding right-of-use assets of $0.2 million, on the condensed consolidated balance sheet as of January 1, 2019 for real and personal property operating leases. The adoption of ASU 2016-02 did not have a material impact on our consolidated results of operations and cash flows.
3. Acquisitions
American Electric. On July 26, 2019, we completed the Share Exchange with American Electric and its subsidiaries and began operating under the name Stabilis Energy, Inc. Because the former owners of Stabilis LLC own approximately 88.4% of the voting stock of the combined company and certain other factors, including that directors designated by LNG Investment, parent of Stabilis LLC, will constitute a majority of the board of directors, Stabilis is considered to be acquiring American Electric in the Share Exchange for accounting purposes. As a result, the Share Exchange will be treated by American Electric as a reverse acquisition under the purchase method of accounting in accordance with US GAAP. In addition, the Company’s shares outstanding now reflect a one-for-eight reverse split.
The completion of the Share Exchange positions the Company to become a leading North American small-scale LNG production and distribution company focused on consolidating existing LNG assets, as well as investing in new assets in the United States, Mexico, and Canada.
The aggregate consideration paid in connection with the Share Exchange was allocated to American Electric’s tangible and intangible assets and liabilities based on their fair market values at the time of the completion of the Share Exchange. The assets and liabilities and results of operations of American Electric are consolidated into the results of operations of Stabilis as of the completion of the Share Exchange.
The total purchase price of the Share Exchange is as follows:

Number of shares of the combined company to be owned by AETI stockholders	1,466,092
Multiplied by the fair value per share of AETI Common Stock	$7.12
Cash	$650,000
Purchase price	$11,088,573
On July 26, 2019, American Electric had 1,173,914 shares of common stock outstanding. The number of shares of American Electric common stock includes the 1,173,914 outstanding, 276,549 shares to be issued prior to the completion of the Share Exchange for conversion of 1,000,000 shares of outstanding Series A Convertible Preferred Stock and 15,629 shares related to restricted stock units and deferred shares. The fair value of American Electric common stock used in determining the purchase price was $7.12 per share based on the closing price of American Electric’s common stock on July 26, 2019.

Consistent with the purchase method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities of American Electric based on their estimated fair values as of the Share Exchange closing date. The excess of the purchase price over the fair value of the acquired assets and liabilities assumed is reflected as goodwill and is attributable to strategic advantages gained from the acquisition of a public entity with access to LNG markets in Brazil and China. All of the goodwill is assigned to the Power Delivery segment and is not expected to be deductible for income tax purposes.
The allocation of the purchase price for the acquired assets and liabilities of the proposed merger is as follows (in thousands):

Total purchase price	$11,089
Current Assets	3,611
Property, plant and equipment, net	532
Investment in foreign joint venture	9,333
Other noncurrent assets	410
Total identifiable assets	13,886
Accounts payable and other accrued expenses	(3,221)
Accrued liabilities and other current liabilities	(138)
Other Liabilities	(84)
Total liabilities assumed	(3,443)
Goodwill	$646
The following table presents summarized financial information of American Electric since July 26, 2019, the acquisition date.

July 27 - September 30,
2019
Revenue	$1,371
Loss before income tax expense	(145)
Net loss from continuing operations	(145)
The following table presents preliminary unaudited pro forma results of operations reflecting the acquisition of American Electric as if the acquisition had occurred as of January 1, 2018. This information has been compiled from current and historical financial statements and is not necessarily indicative of the results that actually would have been achieved had the transaction occurred at the beginning of the periods presented or that may be achieved in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$11,302	$9,934	$38,543	$32,451
Loss from operations	(3,335)	(2,137)	(4,862)	(7,126)
Net loss	(3,557)	(3,450)	(5,846)	(10,328)
Loss per common share - basic and diluted:	(0.24)	(0.24)	(0.40)	(0.71)
Diversenergy, LLC (“Diversenergy"). On August 20, 2019, we completed our acquisition of privately held Diversenergy and its subsidiaries. We purchased all of the issued and outstanding membership interests of Diversenergy for total consideration of 684,963 shares of Company common stock valued as of the closing date and $2 million in cash, subject to adjustments for Diversenergy’s net working capital as of the closing date. Diversenergy specializes in virtual LNG distribution systems, providing LNG to customers which use it as a fuel in mobile high horsepower applications and to customers which do not have natural gas pipeline access. The completion of the acquisition will expand the Company's presence in the distributed LNG and compressed natural gas (“CNG”) markets in Mexico.
Consistent with the purchase method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities of Diversenergy based on their estimated fair values as of the closing date. The excess of the purchase price over the fair value of the acquired assets and liabilities assumed is reflected as goodwill and is attributable to the strategic opportunities to grow the Company's LNG and CNG business in Mexico. All of the goodwill is assigned to the LNG segment and is not expected to be deductible for income tax purposes.
The aggregate consideration paid in connection with the acquisition has been allocated to Diversenergy's tangible and intangible assets and liabilities based on their fair market values at the time of the completion of the acquisition. The assets and liabilities and results of operations of Diversenergy are consolidated into the results of operations of Stabilis as of the completion of the Share Exchange.
The total purchase price of the Diversenergy acquisition is as follows:

Estimated number of shares issued to Diversenergy stockholders	684,963
Multiplied by the fair value per share of Stabilis Common Stock	$4.38
Cash	$2,000,000
Purchase price	$5,000,000
The following table summarizes the preliminary allocation of the purchase price to the fair value of the respective assets and liabilities acquired (in thousands). The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any measurement period adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

Total purchase price	$5,000
Current Assets	164
Property, plant and equipment, net	507
Other noncurrent assets	114
Total identifiable assets	785
Current liabilities	(99)
Total liabilities assumed	(99)
Goodwill	$4,314
Pro forma results of operations reflecting the Diversenergy acquisition as if it occurred as of the beginning of the periods presented in this report do not materially differ from actual reported results.
Energía Superior. On August 20, 2019, we established Energía Superior Gas Natural LLC (“Energía Superior”), as a joint venture with CryoMex Investment Group LLC (“CryoMex”), to pursue investments in distributed natural gas production and distribution assets in Mexico. CryoMex is led by Grupo CLISA, a Monterrey, Mexico-based developer and operator of businesses in multiple end markets including energy. We own a 50% interest in Energía Superior.
The Joint Venture plans to invest in LNG and compressed natural gas production, transportation, storage, and regasification assets that serve multiple end markets throughout Mexico, including the industrial, mining, pipeline, utility, marine, and over-the-road transportation markets.
See Note 9 for discussion of our investment in Energía Superior.
4. Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance and creates ASC Topic 606. This ASU provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On January 1, 2018, the Company adopted ASC 606 on a modified retrospective basis and applied the guidance to all of its contracts. As a result of the Company’s adoption, there were no changes to the timing of the recognition or measurement of revenue, and there was no cumulative effect of adoption as of January 1, 2018. Therefore, the only changes to the financial statements related to the adoption is in the footnote disclosures as included herein.
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
Revenues from contracts with customers are disaggregated into (1) LNG product and (2) Rental, service, and other.
LNG Product revenue generated includes the revenue from the product and delivery of the LNG to our customer’s location. The Company acts as a principal when using third party transportation companies and therefore recognizes the gross revenue for the delivery of LNG. Product contracts are established by agreeing on a sales price or transaction price for the related item. Revenue is recognized when the customer has taken control of the product. Payment terms for product contracts are generally within thirty days from the receipt of the invoice. Product revenue is recognized upon delivery of the related item to the customer, at which point the customer controls the product and the Company has an unconditional right to payment. The Company acts as a principal when using third party transportation companies and therefore recognizes the gross revenue for the delivery of LNG.
Rental and Service revenue generated by the Company includes equipment and people provided to the customer to support the use of LNG and power delivery solutions in their application. Rental contracts are established by agreeing on a rental price or transaction price for the related piece of equipment and the rental period which is generally daily or monthly. The Company has the ability to substitute alternative assets throughout the period of use (i.e., the customer cannot prevent the Company from substituting an asset), and alternative assets are readily available and could be sourced within a reasonable period of time. Revenue is recognized as the rental period is completed and for periods that cross month end, revenue is recognized for the portion of the rental period that has been completed to date. Payment terms for rental contracts are generally within thirty days from the receipt of the invoice. Performance obligations for rental revenue are considered to be satisfied as the rental period is completed based upon the terms of the related contract. LNG Service revenue generated by the Company consists of mobilization and demobilization of equipment and onsite technical support while customers are consuming LNG in their applications. Power Delivery Service revenue is generated from time and material projects and consulting services. Service revenue is billed based on contractual terms that can be based on an event (i.e. mobilization or demobilization) or an hourly rate. Revenue is recognized as the event is completed or work is done. Payment terms for service contracts are generally within thirty days from the receipt of the invoice. Performance obligations for service revenue are considered to be satisfied as the event is completed or work is done per the terms of the related contract. Other revenues include the resale of electrical and instrumentation equipment billed upon delivery and are generally due within thirty days from the receipt of the invoice.
All outstanding accounts receivable, net of allowance, on the consolidated balance sheet are typically due and collected within the next 30 days for our LNG business and 12 months for our Power Delivery business. Additionally, each month end the Company records unbilled revenue (a contract asset) related to our Power Delivery business based upon completed and partially completed performance obligations through month end providing the Company an unconditional right to payment for the services performed or products sold for the related period. The Company has no other material contract assets or liabilities and contract costs.
Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use and value-added taxes, are excluded from revenue.
The table below presents revenue disaggregated by source, for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
LNG Product	$7,919	$6,914	$26,872	$21,812
Rental, services and other	2,595	1,087	7,712	4,754
	$10,514	$8,001	$34,584	$26,566
5. Business Segments
The Company’s revenues are derived from two operating segments: LNG and Power Delivery. The LNG segment supplies LNG to the industrial, midstream, and oilfield sectors in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG. The Power Delivery segment provides power delivery solutions to the global energy industry through our wholly-owned subsidiary in Brazil and our joint venture in China.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
LNG	$9,143	$8,001	$33,213	$26,566
Power Delivery	1,371	—	1,371	—
Total	10,514	8,001	34,584	26,566
Operating Income (Loss)
LNG	(2,988)	(2,015)	(3,914)	(5,196)
Power Delivery	(266)	—	(266)	—
Total	(3,254)	(2,015)	(4,180)	(5,196)
Depreciation
LNG	2,277	2,190	6,862	6,573
Power Delivery	30	—	30	—
Total	2,307	2,190	6,892	6,573
Income from equity investments in foreign joint ventures
LNG	—	—	—	—
Power Delivery	187	—	187	—
Total	$187	$—	$187	$—

			September 30, 2019	December 31, 2018
Assets
LNG			$77,866	$74,705
Power Delivery			13,582	—
Total			$91,448	$74,705
For the purposes of the operating segment disclosure, the Company presents operating income as it is the most comparable measure to the amounts presented on the condensed consolidated statement of operations.
Our operating segments offer different products and services and are managed separately as business units. Cash, cash equivalents and investments are not managed centrally, so the gains and losses on foreign currency remeasurement, and interest and dividend income, are included in the segments’ results.
6. Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018

Prepaid LNG	$105	$367
Prepaid insurance	876	174
Other Receivables	1,649	672
Deposits	579	578
Other	659	324
Total Prepaid expenses and other current assets	$3,868	$2,115
7. Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018

Liquefaction plants and systems	$40,573	$39,679
Real property and buildings	1,765	1,396
Vehicles and tanker trailers and equipment	46,329	44,878
Computer and office equipment	364	238
Construction in progress	829	1,071
Leasehold improvements	1	1
	89,861	87,263
Less: accumulated depreciation	(27,244)	(20,657)
	$62,617	$66,606
Depreciation expense for the nine months ended September 30, 2019 and 2018 totaled $6.9 million and $6.6 million respectively, of which all is included in the consolidated statements of operations as its own and separate line item.
8. Goodwill
The following presents changes in goodwill during 2019 (in thousands):

Goodwill

December 31, 2018	$—
Acquisition of American Electric	646
Acquisition of Diversenergy	4,314
September 30, 2019	$4,960
See Note 3 for discussion of the acquisitions.
9. Investments in Foreign Joint Ventures
BOMAY. As a result of the completion of the Share Exchange on July 26, 2019, the Company holds a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”) which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation).
The Company made no sales to its joint venture in the three months ended September 30, 2019.
Below is summary financial information for BOMAY at September 30, 2019 and operational results for the period from July 27, 2019 to September 30, 2019 in U.S. dollars (in thousands, unaudited):

September 30, 2019
Assets:
Total current assets	$73,075
Total non-current assets	3,304
Total assets	$76,379
Liabilities and equity:
Total liabilities	$50,713
Total joint ventures’ equity	25,666
Total liabilities and equity	$76,379

July 27 - September 30,
2019

Revenue	$8,466
Gross Profit	1,668
Earnings	467
The following is a summary of activity in our investment in BOMAY for the period from July 27, 2019 to September 30, 2019 in U.S. dollars (in thousands, unaudited):

September 30, 2019
Investments in BOMAY(1)
Balance at July 26, 2019	$9,333
Undistributed earnings:
Balance at July 26, 2019	—
Equity in earnings	187
Dividend distributions	—
Balance at end of period	187
Foreign currency translation:
Balance at July 26, 2019	—
Change during the period	(252)
Balance at end of period	(252)
Total investment in BOMAY at September 30, 2019(2)	$9,268
________

1.
Accumulated statutory reserves in equity method investments of $2.81 million at September 30, 2019 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

2.
At September 30, 2019, the Company’s investment in BOMAY of $9.3 million differs from the Company’s 40% share of BOMAY’s equity of $10.3 million. The basis difference of approximately $1.0 million will be accreted over the remaining nine year life of the joint venture.

The Company accounts for its investment in BOMAY using the equity method of accounting. Under the equity method, the Company’s share of the joint venture operations earnings or losses is recognized in the consolidated statements of operations as equity income (loss) from foreign joint venture operations. Joint venture income increases the carrying value of the joint venture and joint venture losses reduce the carrying value. Dividends received from the joint venture reduce the carrying value. In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment adjustment is necessary at September 30, 2019.
Energía Superior. On August 20, 2019, we completed the formation of Energía Superior, a joint venture with CryoMex, to pursue investments in distributed natural gas production and distribution assets in Mexico. CryoMex is controlled by Grupo CLISA, a Monterrey, Mexico-based developer and operator of businesses in multiple end markets including energy. We own a 50% interest in Energía Superior.
As of September 30, 2019, the Company has not made any material investments in Energía Superior.
10. Accrued Liabilities
The Company’s accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018

Compensation and benefits	$2,475	$907
Professional fees	619	827
LNG fuel and transportation	1,146	612
Accrued interest	59	220
Other taxes payable	311	100
Other operating expenses	785	247
Total Accrued Liabilities	$5,395	$2,913

11. Debt
The Company’s carrying value of debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018

Secured Term Note Payable	$7,077	$9,077
Insurance and Other Notes Payable	831	121
Less: Amounts due within one year	(1,831)	(2,621)
Total Long-Term Debt	$6,077	$6,577
Secured Term Note Payable
On September 30, 2013, Stabilis LNG Eagle Ford, LLC ("Stabilis LNG EF") entered into a Secured Term Note Payable with Chart Energy & Chemicals, Inc. (“Chart E&C”), a Delaware corporation and subsidiary of Chart, in connection with a Master Sales Agreement whereby Chart E&C agreed to sell Stabilis LNG EF certain equipment for its liquefaction plant. The total value of the agreement was not to exceed $20.5 million and was billed in advances based on a “Milestone Payment Schedule”. The note contained various covenants that limit the Stabilis LNG EF’s ability to grant certain lines, incur additional indebtedness, guarantee or become contingently liable for obligations of any person except for those allowed by Chart E&C, merge or consolidate into or with a third party or engage in certain asset dispositions and acquisitions, pay dividends or make distributions, transact with affiliates, prepayment of indebtedness, and issue additional equity interests. Further, the Master Sales Agreement was secured by a $20.0 million equity interest and first lien on all plant assets including land. Borrowings bear interest on the outstanding principal at the rate of 3.0% plus the London interbank offered rate.
The Secured Term Note Payable was amended on August 21, 2017 whereby only the payment terms of principal and interest were modified to be payable in eight installments as follows: (i) $2.5 million plus accrued interest due on August, 24, 2017, (ii) $2.5 million plus accrued interest due on August 24, 2018, (iii) $2.5 million plus accrued interest due on August 24, 2019, (iv) four equal payments of $1.5 million plus accrued interest on each anniversary date of August 24, 2019 thereafter, (v) and $0.6 million plus accrued interest on the remaining unpaid balance of the Amended Secured Term Note Payable on August 24, 2024. In the event all principal and interest is paid in full by August 24, 2023, an additional payment of $2.2 million is to be forgiven.
On August 5, 2019, we entered into an exchange agreement (the “Exchange Agreement”) with Chart E&C, Stabilis LLC, and Stabilis LNG EF for the satisfaction of indebtedness of Stabilis LNG to Chart E&C in the principal amount of $7 million (the “Exchanged Indebtedness”) in exchange for unregistered shares of our common stock (such transactions, the “Chart Transaction”).

We issued to Chart E&C 1,470,807 shares of Company common stock, based on the per share price of Company common stock of 90% of the average of the dollar volume-weighted average prices per share of the common stock as calculated by Bloomberg for each of the five consecutive trading days ending on and including the third trading day immediately preceding the closing date, which took place on August 30, 2019. At closing, Stabilis LNG EF also paid to Chart E&C an amount in cash equal to the accrued and unpaid interest on the Exchanged Indebtedness due through the closing, plus a cash amount to be paid in lieu of the issuance of fractional shares of our Common Stock. Management determined the modifications to be substantial and pursuant to ASC 470, the transaction was treated as a debt extinguishment for accounting purposes. Accordingly, the Company recognized a gain on extinguishment of debt of $0.1 million, which is included in Other Income in the accompanying Condensed Consolidated Statement of Operations.

On September 11, 2019, we entered into Amendment No. 1 to the Exchange Agreement, which eliminated the right of Chart E&C to elect an additional exchange of all or any portion of the balance of the unpaid principal amount of the Note. The Exchange Agreement previously provided for Chart E&C to elect an additional exchange, on a second closing date, of all or any portion of the balance of the unpaid principal amount of the Note, for additional shares of our common stock based on the foregoing pricing calculation related to the closing date.
Secured Promissory Note
On August 16, 2019, the Company issued a Secured Promissory Note to M/G Finance Co., Ltd., a related party, in the principal amount of $5 million, at an interest rate per annum of 6% until December 10, 2020, and 12% thereafter. The debt payments are interest only through December 2020 followed by monthly principal and interest payments through December of 2022. The debt is secured by certain pieces of the Company’s equipment valued at $5 million. See Note 13 for further discussion of the Promissory Note.
Insurance Notes Payable
The Company finances its annual commercial insurance premiums for its business and operations with a finance company. The dollar amount financed was $0.5 million for the 2019 to 2020 policy. The outstanding principal balance on the premium finance note was $0.1 million at December 31, 2018 and $0.5 million at September 30, 2019. The renewal occurred in August 2019 and covers a period of up to one year. The Company makes equal monthly payments of principal and interest over the term of the notes which are generally 10 months in term. The interest rate for the 2018 to 2019 insurance policy was 5.4%. The interest rate for the 2019 to 2020 insurance policy is 6.2%. The note is unsecured.
Term Loan Facility
In connection with the acquisition of American Electric (see Note 3), the Company assumed a Loan Facility between M&I Brazil, a subsidiary, and an employee and current director of the Company. The Loan Agreement provides the Company with a $0.3 million loan facility of which $0.2 million is drawn and is outstanding as of September 30, 2019. All outstanding amounts, including accrued but unpaid interested, are due in June 2020. Under the loan agreement, the interest rate on the loan facility is 10.0%, per annum, payable each quarter. The loan facility is secured by the assets held by M&I Brazil.
Unsecured Term Note Payable
The Company also assumed a short-term financing arrangement between M&I Brazil and Santander Bank, which was used to finance project expenditures. The loan is due March 2020, with an interest rate of 11.88%. At September 30, 2019, the outstanding balance is $0.2 million .
12. Leases
We determine if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded in our condensed consolidated balance sheet unless it is reasonably certain we will renew the lease. All leases with an initial term greater than 12 months, whether classified as operating or finance, are recorded to our condensed consolidated balance sheet based on the present value of lease payments over the lease term, determined at lease commencement. Determination of the present value of lease payments requires discount rate. We use the implicit rate in the lease agreement when available. Most of our leases do not provide an implicit interest rate: therefore, we use a weighted average borrowing rate based on the information available at the commencement date.

Our lease portfolio primarily consists of operating leases for certain, facilities, office spaces and equipment. Our leases have remaining terms of 1 year to 5 years and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The operating lease asset also includes any upfront lease payments made and excludes lease incentives and initial direct cost incurred. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
The following table summarized the supplemental balance sheet information related to lease assets and lease liability obligations as of September 30, 2019 (in thousands, unaudited):

	Classification	September 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$1,002
Finance lease assets	Property and equipment, net of accumulated depreciation	9,595
Total lease assets		10,597
Liabilities
Current
Operating	Current portion of operating lease obligations	340
Finance	Current portion of finance lease obligation	4,662
Noncurrent
Operating	Operating lease liabilities	682
Finance	Finance lease obligations,—related parties, net of current portion	3
Total lease liabilities		$5,687
The following table summarizes the components of lease expenses for the three and nine months ended September 30, 2019 (in thousands, unaudited):

Lease Cost	Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$203	$—	$298	$—
Finance lease cost
Amortization of leased assets	Cost of operations	274	261	858	759
Interest on lease liabilities	Interest expense	170	176	510	542
Net lease cost		$647	$437	$1,666	$1,301
In 2014, the Company entered into a five year non-cancelable operating lease for an office in Denver, Colorado. In January 2019, the Company amended its operating lease for the Denver, Colorado office relocating to a smaller office suite and reducing the lease expense for the remainder of the term. The total rent expense incurred under the lease for the nine months ended September 30, 2019 and 2018 totaled $74 thousand and $175 thousand, respectively. In February of 2018, the Company began to sublease a portion of the office space to a subsidiary of TMG for $5 thousand a month through December 2018 and $2 thousand a month beginning January 2019 (see Note 13, Related Party Transactions for further discussion).
In December 2018, the Company entered into a one year lease for equipment used at our liquefaction plant in George West, Texas. The lease called for monthly payments of $13 thousand through December 31, 2019.
In January 2019, the Company extended its lease for one year for yard space from an unrelated party in Fort Lupton, Colorado. The lease called for monthly payments of $2 thousand through December 31, 2019. The Company subleased the yard space to a subsidiary of TMG during 2018 (see Note 13, Related Party Transactions for further discussion).

The Company leases certain buildings and facilities, including office space in Bellevue, Washington; Houston, Texas; and certain equipment under non-cancellable operating leases expiring at various dates through 2022. M&I Brazil leases offices and facilities in three cities in Brazil that are under operating lease agreements. The leases expire at various dates through January 2022. The assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments based on Brazil’s General Market Price Index rate. Brazil also has multiple short-term equipment leases which are less than twelve months and have no cancellation penalties, therefore they are not recorded in the balance sheet.
The following schedule presents the future minimum lease payments for our operating and finance obligations at September 30, 2019 (in thousands):

	Operating Leases	Finance Leases	Total
Remainder 2019	$80	$1,108	$1,188
2020	420	3,879	4,299
2021	221	—	221
2022	144	—	144
Thereafter	321	—	321
Total lease payments	1,186	4,987	6,173
Less: Interest	(164)	(322)	(486)
Present value of lease liabilities	$1,022	$4,665	$5,687
Lease term and discount rates for our operating and finance lease obligations are as follows:

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	3.8
Finance leases	0.7
Weighted-average discount rate
Operating leases	7.2%
Finance leases	9.9%
The following table summarizes the supplemental cash flow information related to leases as of September 30, 2019:

Other information	September 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$298
Financing cash flows from finance leases	2,582
Interest paid	510
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,173
13. Related Party Transactions
Finance Lease Obligations
During 2017, Stabilis LLC refinanced its’ lease agreement with a subsidiary of The Modern Group, Ltd. (“The Modern Group”) for equipment purchases totaling approximately $10.1 million. The following individuals serve in various leadership capacities for The Modern Group: Casey Crenshaw (our Executive Chairman and Chairman of our Board) as President, Will Crenshaw (a member of our Board) as Chairman and Chief Executive Officer, and Ben Broussard (a member of our Board) as Director of Finance and as COO of M/G Finance Co., Ltd., a subsidiary of The Modern Group. Casey Crenshaw is the beneficial owner of 25% of the Modern Group and is deemed to jointly control The Modern Group with a sibling. Under the terms of the lease agreement, the Company’s monthly payments were interest-only for the first 12 months at an annual rate of 6%. The

Company is repaying 80% of the outstanding lease obligation over the remaining term of 36 months at an annual interest rate of 10%.
During 2018, Stabilis LLC entered into lease agreements with a subsidiary of The Modern Group to finance vehicles and machinery and equipment totaling approximately $1.5 million. Under the terms of the leases, the balance is due in equal monthly installments over 24 months at annual interest rate of 10%.
The Company’s carrying value of finance lease obligations to related parties consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Finance Lease Obligations with subsidiary of The Modern Group, Ltd	$4,665	$7,246
Less: Amounts due within one year	(4,662)	(3,879)
Total Long Term Finance Lease Obligations to Related Parties	$3	$3,367
Secured Promissory Note
On August 16, 2019, the Company issued a Secured Promissory Note to M/G Finance Co., Ltd. in the principal amount of $5 million. Casey Crenshaw, our Executive Chairman and Chairman of our Board, serves as the President of M/G Finance Co., Ltd. M/G Finance Co. Ltd. is a subsidiary of The Modern Group. See Note 11 for further discussion of the Promissory Note.

Term Loan Facility
In connection with the acquisition of American Electric (see Note 3), the Company assumed a Loan Facility between M&I Brazil, a subsidiary, and an employee and current director of the Company. The Loan Agreement provides the Company with a $0.3 million loan facility of which $0.2 million is drawn and is outstanding as of September 30, 2019. All outstanding amounts, including accrued but unpaid interested, are due in June 2020. Under the loan agreement, the interest rate on the loan facility is 10.0%, per annum, payable each quarter. The loan facility is secured by the assets held by M&I Brazil.
Operating Leases
The Company subleases land in Fort Lupton, Colorado to a subsidiary of The Modern Group. During both the nine months ended September 30, 2019 and 2018, amounts billed to The Modern Group under the agreement totaled $9 thousand. During both the three months ended September 30, 2019 and 2018, amounts billed to TMG under the agreement totaled $3 thousand.
The Company subleases space in Denver, Colorado to a subsidiary of The Modern Group. During the nine months ended September 30, 2019 and 2018, the Company billed $18 thousand and $40 thousand, respectively, to The Modern Group under the agreement. During the three months ended September 30, 2019 and 2018, the Company billed $6 thousand and $15 thousand, respectively, to TMG under the agreement.
Payroll and Benefits
The Company utilizes payroll and benefit resources from The Modern Group. During the nine months ended September 30, 2019 and 2018, the Company incurred expenses of $4 thousand and $10 thousand for processing and administrative charges associated with payroll processing. During the three months ended September 30, 2018, the Company incurred expenses of $3 thousand for processing and administrative charges associated with payroll processing. There were no expenses incurred for processing and administrative charges during the three months ended September 30, 2019 due to a transition to a third party.
Other Purchases
The Company has issued a purchase order to Applied Cryo Technologies, Inc. (“ACT”), a company owned 51% by Crenshaw Family Holdings International, Inc., for equipment totaling $302 thousand. The Company expects to take delivery of equipment late in 2019. The Company also paid ACT $110 thousand thousand for equipment repairs and services.
The Company purchases supplies and services from a subsidiary of The Modern Group. During the nine months ended September 30, 2019 and 2018, purchases from The Modern Group totaled $44 thousand and $88 thousand, respectively. During the three months ended September 30, 2018, purchases from The Modern Group totaled $53 thousand. There were no purchases of supplies and services during the three months ended September 30, 2019.
14. Commitments and Contingencies
Environmental Matters
The Company is subject to federal, state and local environmental laws and regulations. The Company does not anticipate any expenditures to comply with such laws and regulations that would have a material impact on the Company’s consolidated financial position, results of operations or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state and local environmental laws and regulations.
Litigation, Claims and Contingencies
The Company may become party to various legal actions that arise in the ordinary course of its business. The Company is also subject to audit by tax and other authorities for varying periods in various federal, state and local jurisdictions, and disputes may arise during the course of these audits. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any of these lawsuits, claims, proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, it is possible that such an outcome could have a material adverse effect upon the Company’s consolidated financial position, results of operations, or liquidity. The Company, does not, however, anticipate such an outcome and it believes the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. Additionally, the Company currently expenses all legal costs as they are incurred.
In August 2018, American Electric received notification of a potential liability of $4.3 million associated with an asset purchase agreement to sell substantially all of its U.S. business assets and operations to Myers Power Products, Inc. ("Myers"). The contractual terms of the agreement included a provision for true-up of the net working capital, estimated as of the date of closing, to actual working capital as calculated by Myers and agreed to by American Electric. Any difference in the actual (conclusive) net working capital in relation to the estimated working capital at closing results in an adjustment to the purchase price. In October 2018, American Electric received notification from Myers of their actual working capital calculation. In the notification, Myers communicated a decrease of approximately $4.3 million in net working capital, in comparison to the estimated working capital used at contract closing. The contractual terms of the transaction provided that in the event Myers and American Electric could not agree to a conclusive net working capital adjustment, then all items remaining in dispute shall be submitted by either one of the parties within thirty (30) calendar days after the expiration of the resolution period to a national or regional independent accounting firm mutually acceptable to Myers and American Electric (the "Neutral Arbitrator"). The Neutral Arbitrator shall act as an arbitrator to determine the conclusive net working capital. The conclusive net working capital, once determined, may result in a purchase price adjustment due to Myers or to the Company. As of September 30, 2019, there have not been any updates to the potential liability. The Company is working with legal counsel to resolve the matter.
15. Stockholders’ Equity
On November 28, 2018, Stabilis LLC's members and related party creditors entered into a two-step Contribution and Exchange Agreement to form LNG Investment and restructure the capitalization of Stabilis LLC which resulted in the following transactions.
On November 30, 2018, Stabilis LLC's members contributed 1,000 membership units in Stabilis LLC having a carrying amount of $20 million to LNG Investment in exchange for 2,000 Class B units having a carrying amount of $20 million in LNG Investment. An aggregate of 2,000 Class B units were issued by LNG Investment to Stabilis LLC having a carrying amount of $20 million. The contribution and exchange of units resulted in Stabilis LLC becoming a wholly owned subsidiary of LNG Investment. Subsequently, Stabilis LLC's members and related party creditors, holders of an aggregate net carrying amount of $48.7 million of indebtedness, contributed their individual indebtedness to LNG Investment in exchange for Class A units in proportion to their percentage of indebtedness in total. An aggregate of 4,874.28 Class A units were issued by LNG Investment to the related party creditors of the Company having a carrying amount of $48.7 million.
On December 17, 2018, the Stabilis LLC entered into a definitive share exchange agreement with American Electric to enter into a business combination transaction. Under the terms of the agreement, Stabilis LLC’s owners were to contribute 100% of their outstanding membership units to American Electric in exchange for American Electric common stock resulting in Stabilis LLC and its subsidiaries becoming a wholly-owned subsidiary of American Electric.

On July 26, 2019, we completed the Share Exchange by which American Electric acquired 100% of the outstanding limited liability company interests of Stabilis LLC from LNG Investment and 20% of the outstanding limited liability company interests of PEG from AEGIS. The remaining 80% of the outstanding limited liability company interests of PEG are owned directly by Stabilis LLC. As a result, Stabilis LLC became a 100% directly-owned subsidiary and PEG became a 100% indirectly-owned subsidiary of American Electric. Under the Share Exchange Agreement entered into on December 17, 2018 and amended on May 8, 2019, American Electric issued 13,178,750 shares of common stock to acquire Stabilis LLC, which represented 90% of the total amount of the common stock of American Electric which was issued and outstanding as of July 26, 2019. The Share Exchange resulted in a change of control of American Electric to be controlled by Casey Crenshaw by virtue of his beneficial ownership of 88.4% of the common stock of American Electric to be outstanding as of July 26, 2019.
The Condensed Consolidated Statements of Stockholders’ Equity presents the historical equity of Stabilis, retrospectively adjusted to the equity structure of American Electric prior to the reverse merger. The share amounts presented reflect the restated number of shares using the exchange ratio established in the Share Exchange Agreement.
On August 20, 2019, we issued 684,963 shares of our common stock valued at $3.0 million to Diversenergy as partial consideration for the completion of our acquisition of Diversenergy.
On August 30, 2019, we issued 1,470,807 shares of our common stock to Chart E&C in exchange for the satisfaction of indebtedness in the principal amount of $7 million.

16. Issuance of Common Stock and Warrants
Except as otherwise noted, all issuance of common stock and warrants reflect the 1:8 reverse stock split effective July 29, 2019.
As of September 30, 2019, we had outstanding Warrants to purchase 103,125 shares of our common stock as follows:

Date of Issuance	No. of Warrants	Exercise Price	Expiration Date
May 2, 2012	15,625	$21.76	May 22, 2020
May 2, 2012	25,000	$25.36	May 23, 2020
Nov. 13, 2017	62,500	$18.08	Nov. 13, 2022
The 2012 Warrants were issued in connection with the purchase of $5 million of the Company’s Series A Convertible Preferred Stock, since converted to common stock, by an affiliate of Casey Crenshaw and they are beneficially owned by Mr. Crenshaw. The 2017 Warrants were issued to an unaffiliated party in connection with a financing transaction. All of the Warrants have a cashless exercise option. The 2012 Warrants have an anti-dilution feature that may result in a lower exercise price in the event the Company engages in certain stock issuances at a lower price than the current Warrant exercise price, including in connection with certain acquisition transactions.
As a result of the completion of the Share Exchange, we issued approximately 14,644,842 shares of Stabilis Energy, Inc. common stock (such issuances reflecting shares of common stock after to the reverse stock split effective July 29, 2019). The former holders of Stabilis LLC and its subsidiaries own approximately 90% of the combined company and the former American Electric stockholders own 10% of the combined company. We issued 12,564,733 shares of common stock to LNG Investment and 614,017 shares of common stock to AEGIS. The remaining shares were issued to American Electric stockholders.
On August 20, 2019, we issued 684,963 shares of our common stock valued at $3.0 million to Diversenergy as partial consideration for the completion of our acquisition of Diversenergy.
On August 30, 2019, we issued 1,470,807 shares of our common stock to Chart E&C in exchange for the satisfaction of indebtedness in the principal amount of $7 million.

17. Redeemable Convertible Preferred Stock
As a result of the completion of the Share Exchange, our Board of Directors has the authority, without stockholder approval, to issue up to 1,000,000 shares of Preferred Stock, $.001 par value. The authorized Preferred Stock may be issued by the Board of Directors in one or more series and with the rights, privileges and limitations of the Preferred Stock determined by the Board of Directors. The rights, preferences, powers and limitations of different series of Preferred Stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions, and other matters. As of September 30, 2019, we have no Preferred Stock outstanding.
18. Employee Benefits
The Company has established a savings plan ("Savings Plan") which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 90% of their base pay, subject to Internal Revenue Code limitations. The Company contributes to the Savings Plans, subject to limitations. For the nine months ended September 30, 2019 and 2018 the Company contributed $95 thousand and $38 thousand, respectively, in matching contributions to the Savings Plan. For the three months ended September 30, 2019 and 2018 the Company contributed $40 thousand and $13 thousand, respectively, in matching contributions to the Savings Plan.
19. Income Taxes
The components for income tax expense included in the accompanying statement of operations for the nine months ended September 30, 2019 and full year 2018 are as follows (in thousands):

	September 30, 2019	December 31, 2018
Current state income tax expense	$38	$—
Deferred federal income tax expense	—	—
Total income tax expense	$38	$—

A reconciliation of income taxes computed using the 21% U.S. federal statutory rate to the amount reflected in the accompanying consolidated statement of operations for the nine months ended September 30, 2019 and full year 2018 is as follows (in thousands):

	September 30, 2019	December 31, 2018
Income tax benefit using U.S. federal statutory rate	$1,005	$2,328
State Income Tax Expense	(30)	—
Non-deductible expenses	(10)	17
Impact of change in statutory rate
Change in valuation allowance	(683)	(2,311)
RTP/Other Adjustments	(320)	(34)
	$(38)	$—

The effects of temporary differences and carryforwards that give rise to deferred tax assets (liabilities) are as follows (in thousands):

	September 30, 2019	December 31, 2018
Federal net operating loss carryforward	$11,202	$10,876
Federal Sec. 382 net operating loss carryforward	3,642	—
Accrued interest to related parties, not deductible until paid	259	334
Stock options	614	—
Accrued compensation	39	—
Basis of intangible assets	332	221
Basis in foreign entity	509	—
Valuation allowance	(9,438)	(3,950)
Total deferred tax assets	7,159	7,481

Basis of property, plant and equipment	6,969	7,447
Bad debt expense	39	34
Prepaid expenses	151	—
Total deferred tax liabilities	7,159	7,481
Net deferred tax liabilities	$—	$—
At September 30, 2019 the Company has net operating loss carry forwards of approximately $53.6 million which may be used to offset future taxable income. The net operating loss carryforwards includes $42.8 million of losses arising prior to December 31, 2017 that expire in 2028 through 2037. Those arising in tax years after 2017 can be carried forward indefinitely. Also, for losses arising in taxable years beginning after December 31, 2017 the operating loss deduction is limited to 80% of taxable income (determined without regard to the deduction). Since the Company has not yet generated significant taxable income, a valuation allowance has been established to fully reserve the Company's net deferred tax assets at September 30, 2019. A change in ownership eliminated substantially all net operating loss carryforwards of an acquired subsidiary at July 26, 2019. The elimination of those loss carryforwards is shown above as a section 382 limitation.
The Company recognizes the tax benefit or obligation from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based not only on the technical merits of the tax position based on tax law, but also past administrative practices and precedents of the taxing authority. The tax benefits or obligations are recognized in our financial statements if there is a greater than 50% likelihood of the tax benefit or obligation being realized upon ultimate resolution. As of nine months ended September 30, 2019 and year ended December 31, 2018, the Company had no uncertain tax positions that required recognition.
As of September 30, 2019, the Company's tax returns for years 2015 to 2018 remain subject to examination for both federal and state filings.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the financial statements and pro forma financial information filed on Form 8-K/A on October 7, 2019. Historical results and percentage relationships set forth in the condensed consolidated statements of operations and cash flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.
Overview
Stabilis is a vertically integrated provider of small-scale LNG production, distribution and fueling services to multiple end markets in North America. Our diverse customer base utilizes LNG as a fuel source in a variety of applications in the industrial, energy, mining, utilities and pipelines, commercial, and high horsepower transportation markets. Our customers use LNG as an alternative to traditional fuel sources, such as diesel, fuel oil, and propane, and as a means to lower fuel costs and reduce their environmental footprint. Our customers also use LNG as a “virtual pipeline” solution when natural gas pipelines are not available or are curtailed.

Stabilis seeks to provide our customers with safe, reliable and cost effective LNG fueling and power delivery solutions. We provide multiple products and services to our customers, including:
LNG Production and Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers”, that convert natural gas into LNG through a multiple stage cooling process. We currently own and operate a liquefier that can produce up to 120,000 LNG gallons (455 cubic meters) per day. We also purchase LNG from third-party production sources which allows us to support customers in markets where we do not own liquefiers. We define “small-scale” LNG production to include liquefiers that produce less than 1,000,000 LNG gallons per day (3,788 cubic meters per day).
Transportation and Logistics Services—Stabilis offers our customers a “virtual natural gas pipeline” by providing them with turnkey LNG transportation and logistics services in North America. We deliver LNG to our customers’ work sites from both our own production facility and our network of 25 third-party production sources located throughout North America. We own a fleet of LNG fueled trucks and cryogenic trailers to transport and deliver LNG. We also outsource similar equipment and transportation services from qualified third-party providers as required to support our customer base. We define “small-scale” LNG distribution to include distribution by trailer or tank container (up to 15,000 LNG gallons) or marine vessels that carry less than 8,000,000 LNG gallons (approximately 30,000 cubic meters).
Cryogenic Equipment Rental—Stabilis owns and operates a rental fleet of 150 mobile LNG storage and vaporization assets, including: transportation trailers, electric and gas-fired vaporizers, ambient vaporizers, storage tanks, and mobile vehicle fuelers. We also own several stationary storage and regasification assets. We believe this is one of the largest fleets of small-scale LNG equipment in North America. Our fleet consists primarily of trailer-mounted mobile assets, making delivery to and between customer locations more efficient. We deploy these assets on job sites to provide our customers with the equipment required to transport, store, and consume LNG in their fueling operations.
Engineering and Field Support Services—Stabilis has experience in the safe, cost effective, and reliable use of LNG in multiple customer applications. We have also developed many processes and procedures that we believe improve our customers’ use of LNG in their operations. Our engineers help our customers design and integrate LNG into their fueling operations and our field service technicians help our customers mobilize, commission and reliably operate on the job site.
Stabilis generates revenue by selling and delivering LNG to our customers. We also generate revenue by renting cryogenic equipment and providing engineering and field support services. We sell each product and service separately or as a bundle depending on the customer’s needs. LNG pricing depends on market pricing for natural gas and competing fuel sources (such as diesel, fuel oil, and propane among others), as well as the customer’s purchased volume, contract duration and credit profile.
Stabilis’ customers use natural gas in their operations for multiple reasons, including lower fuel cost, more stable fuel costs, reduced environmental emissions, and improved operating performance. We serve customers in a variety of end markets, including industrial, energy, mining, commercial, utilities and pipelines, and high horsepower transportation. We believe that LNG consumption will continue to increase in these end markets in the future.
Power Delivery Solutions—As a result of the business combination with American Electric, Stabilis provides power deliver services and products for the oil and gas, marine vessel, power generation and broad industrial market segments in Brazil, and builds electrical systems for sale in China through our 40% interest in BOMAY.
Recent Developments
On July 26, 2019, the Share Exchange transaction with American Electric and its subsidiaries was completed. The Share Exchange and its related proposals, which included a company name change and a reverse stock split, were approved by American Electric stockholders at a Special Meeting of Stockholders on July 17, 2019. On July 29, 2019, the company began operating under the name Stabilis Energy, Inc. and our common stock began trading under the ticker symbol “SLNG”. Because the former owners of Stabilis LLC own approximately 90% of the voting stock of the combined company and certain other factors including that directors designated by LNG Investment constitute a majority of the board of directors, Stabilis LLC is considered to be acquiring American Electric in the Share Exchange for accounting purposes. As a result, the Share Exchange will be treated by American Electric as a reverse acquisition under the purchase method of accounting in accordance with United States generally accepted accounting principles (“US GAAP”). In addition, the company’s shares outstanding now reflect a one-for-eight reverse split. Unless otherwise noted, any share or per share amounts give retroactive effect to the reverse stock split. For further information regarding this transaction, see Note 3, Acquisitions to our Condensed Consolidated Financial Statements.

The financial information represents the historical results of Stabilis for periods prior to the transaction. The operations of American Electric are included in our financial statements from the completion of the Share Exchange on July 26, 2019.
Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table reflects line items from the accompanying Consolidated Statements of Operations for the three months ended September 30, 2019 (the “Current Quarter”) as compared to the three months ended September 30, 2018 (the “Prior Year Quarter”):
Stabilis Energy, Inc.
Consolidated Statements of Operations

	Three Months Ended September 30,		Change	% Change
	2019	2018
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
LNG product	$7,919	$6,914	$1,005	14.5%
Rental, service and other	2,595	1,087	1,508	138.7
Total revenues	10,514	8,001	2,513	31.4
Operating expenses:
Costs of LNG product	5,191	5,098	93	1.8
Costs of rental, service and other	2,436	1,121	1,315	117.3
Selling, general and administrative	3,834	1,607	2,227	138.6
Depreciation	2,307	2,190	117	5.3
Total operating expenses	13,768	10,016	3,752	37.5
Loss from operations before equity income	(3,254)	(2,015)	(1,239)	61.5
Net equity income from foreign joint ventures' operations:
Income from investments in foreign joint ventures	187	—	187	—
Foreign joint venture's operations related expenses	(52)	—	(52)	—
Net equity income from foreign joint ventures' operations	135	—	135	—
Loss from operations	(3,119)	(2,015)	(1,104)	54.8
Other income (expense):
Interest expense, net	(339)	(1,202)	863	(71.8)
Other income	124	—	124	0.0
Gain from disposal of assets	17	—	17	0.0
Total other income (expense)	(198)	(1,202)	1,004	(83.5)
Loss before income tax expense	(3,317)	(3,217)	(100)	3.1
Income tax expense	38	—	38	0.0
Net loss	(3,355)	(3,217)	(138)	4.3
Net income (loss) attributable to noncontrolling interests	—	(130)	130	(100.0)
Net loss attributable to controlling interests	$(3,355)	$(3,087)	$(268)	8.7%

Revenue
LNG Product Revenue. During the Current Quarter LNG Product revenues increased $1.0 million or 14.5% versus the Prior Year Quarter. This increase was primarily attributable to growth in LNG product production sales of $1.6 million, as a result of an expanding customer base in sand drying applications and increased demand from existing customers in Mexico. The increase in production sales was partially offset by lower distribution sales revenue of $0.6 million related to a reduction of business with oilfield customers.
Rental, Service, and Other Revenue. Rental and service revenues increased by $1.5 million in the Current Quarter relative to Prior Year Quarter primarily due to the completion of the Share Exchange transaction with American Electric. Revenue related to the acquired business of $1.4 million is included in our results of operations following the completion of the Share Exchange on July 26, 2019.
Operating Expenses
Costs of LNG Product. Cost of product in the Current Quarter increased $0.1 million or 1.8%. Cost of LNG product related to the Company’s production business increased by $0.5 million or 19% due to higher production volumes. As a percentage of revenue, cost of product related to the production business declined by 13% primarily due to cost efficiencies achieved through higher utilization rates from Stabilis’ liquefaction plant. Distribution cost of product declined by $0.4 million related to a reduction in demand from oilfield customers.
Costs of Rental, Service, and Other Revenue. Costs increased $1.3 million in the Current Quarter, primarily a result of the completion of the Share Exchange with American Electric. Costs related to the acquired business of $1.1 million are included in our results of operations following the completion of the Share Exchange on July 26, 2019.
Selling, general and administrative. Selling, general and administrative expense increased $2.2 million during the Current Quarter as compared to the Prior Year Quarter. This increase was partially driven by audit, legal and consulting fees of $0.9 million associated with the business combination with American Electric. Expenses related to the acquired business of $0.5 million are included in our results of operations following the completion of the Share Exchange on July 26, 2019. Business development fees and increased costs of the consolidated business accounted for $0.8 million of the increase.
Depreciation. Depreciation expense increased $0.1 million or 5.3% during the Current Quarter as compared to the Prior Year Quarter due to the upgrade of mobile equipment.
Net Equity Income From Foreign Joint Ventures' Operations
Income from Investments in Foreign Joint Ventures. As a result of the completion of the Share Exchange transaction with American Electric, income from Investments in Foreign Joint Ventures increased $0.2 million. Equity income of the acquired joint venture, BOMAY, is included in our results of operations following the completion of the Share Exchange on July 26, 2019.
Operating expenses related to foreign joint ventures. Operating expenses related to BOMAY were $0.1 million for the period following the completion of the Share Exchange on July 26, 2019.
Other Income (Expense)
Interest expense. Interest expense decreased $0.9 million during the Current Quarter as compared to the Prior Year Quarter. This decrease was attributable to debt being converted to equity in November of 2018 and a $2.4 million debt repayment.
Other Income. Other income increased $0.1 million in the Current Quarter. The increase is due to a $0.1 million gain on debt being converted to equity.
Gain (loss) on the disposal of fixed assets. The Company sold equipment in the Current Quarter resulting in a net gain of $17 thousand. There were no asset sales in the Prior Year Quarter.
Income tax expense. The Company incurred state income tax expense of $38 thousand during the Current Quarter. No income tax expense was incurred in the Prior Year Quarter.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table reflects line items from the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2019 (the “Current Year”) as compared to the nine months ended September 30, 2018 (the “Prior Year”):
Stabilis Energy, Inc.
Consolidated Statements of Operations

	Nine Months Ended September 30,		Change	% Change
	2019	2018
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
LNG product	$26,872	$21,812	$5,060	23.2%
Rental, service and other	7,712	4,754	2,958	62.2
Total revenues	34,584	26,566	8,018	30.2
Operating expenses:
Costs of LNG product	18,289	17,046	1,243	7.3
Costs of rental, service and other	5,546	3,476	2,070	59.6
Selling, general and administrative	8,037	4,667	3,370	72.2
Depreciation	6,892	6,573	319	4.9
Total operating expenses	38,764	31,762	7,002	22.0
Loss from operations before equity income	(4,180)	(5,196)	1,016	(19.6)
Net equity income from foreign joint ventures' operations:
Income from investments in foreign joint ventures	187	—	187	—
Foreign joint venture's operations related expenses	(52)	—	(52)	—
Net equity income from foreign joint ventures' operations	135	—	135	—
Loss from operations	(4,045)	(5,196)	1,151	(22.2)
Other income (expense):
Interest expense	(947)	(3,482)	2,535	(72.8)
Other income	61	352	(291)	(82.7)
Gain (loss) from disposal of assets	17	162	(145)	(89.5)
Total other income (expense)	(869)	(2,968)	2,099	(70.7)
Loss before income tax expense	(4,914)	(8,164)	3,250	(39.8)
Income tax expense	38	—	38	—
Net loss	(4,952)	(8,164)	3,212	(39.3)
Net income (loss) attributable to noncontrolling interests	207	(84)	291	(346.4)
Net loss attributable to controlling interests	$(5,159)	$(8,080)	$2,921	(36.2)%
Revenue
LNG Product Revenue. During the Current Year LNG Product revenues increased $5.1 million or 23.2% versus the Prior Year primarily attributable to growth in LNG plant product sales of $5.0 million. Key factors behind this growth were expansion of our customer base in sand drying applications and increased demand from existing customers in Mexico. LNG product revenue from distribution sales increased $0.1 million.
Rental, Service, and Other Revenue. Rental, service and other revenues increased by $3.0 million or 62.2% in the Current Year compared to Prior Year primarily due to the completion of the Share Exchange transaction with American Electric. Revenue related to the acquired business of $1.4 million is included in our results of operations following the completion of the Share Exchange on July 26, 2019. Equipment rental in oilfield and winter peaking projects accounted for an increase in revenues of $1.0 million. Additionally, other revenues increased due to a project cancellation fee of approximately $0.6 million.
Operating Expenses
Costs of LNG Product. Cost of product in the Current Year increased $1.2 million or 7.3%. As a percentage of product revenue, overall cost of product decreased from 78% to 68% primarily due to higher utilization of our liquefaction facility and a reduction in gas prices. As a percentage of LNG product revenue, LNG product cost from the plant was reduced from 78% in 2018, to 58% in 2019. Cost of LNG product related to distribution sales remained the same.
Costs of Rental, Service, and Other Revenue. This cost increased $2.1 million or 59.6% in the Current Year consistent with the increase in rental, service, and other revenue. The increase in costs is primarily a result of the completion of the Share Exchange with American Electric. Costs related to the acquired business of $1.1 million are included in our results of operations following the completion of the Share Exchange on July 26, 2019. Costs related to the LNG business increased by $0.9 million, consistent with the increase in rental, service, and other revenue.
Selling, general and administrative. Selling, general and administrative expense increased $3.4 million or 72.2% during the Current Year as compared to the Prior Year. This increase was primarily driven by audit, legal and consulting fees of $1.6 million associated with the business combination with American Electric. Expenses related to the acquired business of $0.5 million are included in our results of operations following the completion of the Share Exchange on July 26, 2019. Business development fees and increased costs of the consolidated business accounted for $1.3 million of the increase.
Depreciation. Depreciation expense increased $0.3 million or 4.9% during the Current Year as compared to the Prior Year due to the upgrade of mobile equipment.
Net Equity Income From Foreign Joint Ventures' Operations
Income from Investments in Foreign Joint Ventures. As a result of the completion of the Share Exchange transaction with American Electric, income from Investments in Foreign Joint Ventures increased $0.2 million. Equity income of the acquired joint venture, BOMAY, is included in our results of operations following the completion of the Share Exchange on July 26, 2019.
Operating expenses related to foreign joint ventures. Operating expenses related to BOMAY were $0.1 million for the period following the completion of the Share Exchange on July 26, 2019.
Other Income (Expense)
Interest expense. Interest expense decreased $2.5 million during the Current Year as compared to the Prior Year. This decrease was attributable to debt being converted to equity in November of 2018 and a $2.4 million debt repayment.
Other income. Other income decreased $0.3 million in the Current Year. This change was primarily due to Alternative Fuel excise tax credits received in the Prior Year.
Gain / (loss) on the disposal of fixed assets. The gain from disposal of fixed assets decreased $0.1 million due to a Prior Year sale of equipment.
Income tax expense. The Company incurred state income tax expense of $38 thousand during the Current Year. No income tax expense was incurred in the Prior Year.
Segment Results
The Company’s revenues are derived from two operating segments: LNG and Power Delivery. The Company evaluates the performance of its segments based primarily on segment operating income. The following financial information includes the results of American Electric since July 26, 2019 and Diversenergy since August 20, 2019, the respective acquisition dates.

LNG
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months Ended September 30,		Change	% Change
	2019	2018
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
LNG product	$7,919	$6,914	$1,005	14.5%
Rental, service and other	1,224	1,087	137	12.6
Total revenues	9,143	8,001	1,142	14.3
Operating expenses:
Costs of LNG product	5,191	5,098	93	1.8
Costs of rental, service and other	1,292	1,121	171	15.3
Selling, general and administrative	3,371	1,607	1,764	109.8
Depreciation	2,277	2,190	87	4.0
Total operating expenses	12,131	10,016	2,115	21.1
Loss from operations before equity income	$(2,988)	$(2,015)	$(973)	48.3%
Revenue
LNG Product Revenue. During the Current Quarter LNG Product revenues increased $1.0 million or 14.5% versus the Prior Year Quarter. This increase was primarily attributable to growth in LNG product production sales of $1.6 million, as a result of an expanding customer base in sand drying applications and increased demand from existing customers in Mexico. The increase in production sales was partially offset by lower distribution sales revenue of $0.6 million related to a reduction of business with oilfield customers.
Rental, Service, and Other Revenue. Rental and service revenues increased by $0.1 million in the Current Quarter relative to Prior Year Quarter primarily due to revenue from pipeline and utility customers.
Operating Expenses
Costs of LNG Product. Cost of product in the Current Quarter increased $0.1 million or 1.8%. Cost of LNG product related to the Company’s production business increased by $0.5 million and 19%. As a percentage of revenue, cost of product related to the production business declined by 13% primarily due to cost efficiencies achieved through higher utilization rates from Stabilis’ liquefaction plant. Distribution cost of product decreased by $0.4 million related to a reduction in demand with oilfield customers.
Costs of Rental, Service, and Other Revenue. Costs increased $0.2 million or 15.3% in the Current Quarter consistent with the increase in rental, service, and other revenue.
Selling, general and administrative. Selling, general and administrative expense increased $1.8 million during the Current Quarter as compared to the Prior Year Quarter. This increase was partially driven by audit, legal and consulting fees of $1.5 million associated with the business combination with American Electric. Business Development and expenses related to transitioning to public company accounted for the balance of the increase.
Depreciation. Depreciation expense increased $0.1 million or 4.0% during the Current Quarter as compared to the Prior Year Quarter due to the upgrade of mobile equipment.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,		Change	% Change
	2019	2018
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
LNG product	$26,872	$21,812	$5,060	23.2%
Rental, service and other	6,341	4,754	1,587	33.4
Total revenues	33,213	26,566	6,647	25.0
Operating expenses:
Costs of LNG product	18,289	17,046	1,243	7.3
Costs of rental, service and other	4,402	3,476	926	26.6
Selling, general and administrative	7,574	4,667	2,907	62.3
Depreciation	6,862	6,573	289	4.4
Total operating expenses	37,127	31,762	5,365	16.9
Loss from operations before equity income	$(3,914)	$(5,196)	$1,282	(24.7)%
Revenue
LNG Product Revenue. During the Current Year, LNG Product revenues increased $5.1 million or 23.2% versus the Prior Year. This increase was primarily attributable to growth in LNG plant production sales of $4.9 million compared to the Prior Year. Key factors behind this growth were expansion of customer base in sand drying applications and increased demand from existing customers in Mexico. LNG product revenue from distribution sales increased $0.1 million related to increased demand from oilfield customers and winter peaking projects in the first half of 2019.
Rental, Service, and Other Revenue. Rental and service revenues increased by $1.6 million in the Current Year relative to Prior Year. In the distribution business, equipment rentals in oilfield and winter peaking projects accounted for an increase in revenues of $1.0 million. Additionally, other revenues increased due to a project cancellation fee of approximately $0.6 million.
Operating Expenses
Costs of LNG Product. Cost of product in the Current Year increased $1.2 million or 7.3%. As a percentage of product revenue, overall cost of product decreased from 78% to 68%. As a percentage of LNG product revenue, LNG product cost from the plant was reduced from 78% in 2018, to 58% in 2019. Cost of LNG product related to distribution sales remained the same.
Costs of Rental, Service, and Other Revenue. Costs increased $0.9 million or 26.6% in the Current Year consistent with the increase in rental, service, and other revenue.
Selling, general and administrative. Selling, general and administrative expense increased $2.9 million or 62.3% during the Current Year as compared to the Prior Year. This increase was partially driven by audit, legal and consulting fees associated with the business combination with American Electric.
Depreciation. Depreciation expense increased $0.3 million or 4.4% during the Current Year as compared to the Prior Year due to the upgrade of mobile equipment.

Power Delivery
Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

	Three and Nine Months Ended September 30,		Change	% Change
	2019	2018
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
Rental, service and other	$1,371	$—	$1,371	—
Total revenues	1,371	—	1,371	—
Operating expenses:
Costs of rental, service and other	1,144	—	1,144	—
Selling, general and administrative	463	—	463	—
Depreciation	30	—	30	—
Total operating expenses	1,637	—	1,637	—
Loss from operations before equity income	(266)	—	(266)	—
Net equity income from foreign joint ventures' operations:
Income from equity investments in foreign joint ventures	187	—	187	—
Foreign joint venture's operations related expenses	(52)	—	(52)	—
Net equity income from foreign joint ventures' operations	135	—	135	—
Loss from operations	(131)	—	(131)	—
Our Power Delivery segment is comprised of our wholly-owned subsidiary in Brazil and our joint venture in China acquired in the Share Exchange with American Electric. As previously discussed, results related to the acquired business are included in our results of operations following the completion of the Share Exchange on July 26, 2019.
Liquidity and Capital Resources
Overview
As of September 30, 2019, we had $4.5 million in cash and cash equivalents on hand and $12.6 million in outstanding debt and finance lease obligations (of which $6.5 million is due in the next twelve months).
We have historically funded the business primarily through cash flows from operations, short-term notes payable, debt from finance companies and related parties, and capital contributions. We have used a portion of our cash flows to invest in fixed assets to support growth. We have also used cash to pay interest and principal amounts outstanding under our borrowings.
The Company is subject to substantial business risks and uncertainties inherent in the LNG industry. There is no assurance that the Company will be able to generate sufficient cash flows in the future to sustain itself or to support future growth.
Management concluded positive cash flows from operations are attainable primarily due to the following: (i) recent increases in sales volumes, (ii) the conversion in 2018 of $48.7 million of our existing related party debt to equity, (iii) the August 2019 cancellation of $7.0 million of Chart Industries indebtedness in exchange for Stabilis common stock.
Improved cash flow projections are supported by the recent increase in sales, and the reduction of operating costs as a percent of sales. Accordingly, management believes the business will generate sufficient cash flows from its operations to fund the business for the next 12 months.

Cash Flows
Cash flows provided by (used in) our operating, investing and financing activities are summarized below (in thousands):

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
	(In thousands)
Net cash provided by (used in):
Operating activities	$3,721	$(1,470)
Investing activities	(3,243)	(19)
Financing activities	2,791	906
Net increase (decrease) in cash and cash equivalents	3,269	(583)
Cash and cash equivalents, beginning of period	$1,247	$1,488
Cash and cash equivalents, end of period	4,516	905
Operating Activities
Net cash provided by operating activities totaled $3.7 million for the nine months ended September 30, 2019 compared to $1.5 million used in operating activities for the same period 2018, respectively. The increase in net cash provided by operating activities of $5.2 million as compared to the Prior Year was primarily attributable to reduced operating losses and net working capital.
Investing Activities
Net cash used in investing activities totaled $3.2 million and $19 thousand for the nine months ended September 30, 2019 and 2018, respectively. The change was driven by the acquisitions of American Electric and Diversenergy. The Company also purchased $2.0 million of equipment during the nine months ended September 30, 2019, partially offset by proceeds from sales of equipment of $0.1 million.
Financing Activities
Net cash provided by financing activities totaled $2.8 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of $1.9 million compared to the Prior Year was primarily attributable to:

•	a $2.4 million debt payment in 2018, and

•	a $0.4 million net increase in proceeds from short-term notes payable, partially offset by

•	a decrease in net proceeds of $0.9 million from related party long-term borrowings in 2019.
Sources of Liquidity and Capital Resources
Our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, and proceeds from asset sales. In addition, the Company secured financing from a key vendor and obtained equipment financing from MG Finance, a related party.
Future Cash Requirements
Uses of Liquidity and Capital Resources
We require cash to fund our operating expenses and working capital requirements, including costs associated with fuel sales, capital expenditures, debt repayments and repurchases, equipment purchases, maintenance of LNG production facilities, mergers and acquisitions (if any), pursuing market expansion, supporting sales and marketing activities, support of legislative and regulatory initiatives, and other general corporate purposes. While we believe we have sufficient liquidity and capital resources to fund our operations and repay our debt, we may elect to pursue additional financing activities such as refinancing existing debt, or debt or equity offerings to provide flexibility with our cash management.
Debt Level and Debt Compliance

We had total indebtedness of $7.9 million in principal as of September 30, 2019 with the expected maturities as follows.

September 30, 2019
Remainder 2019	$231
2020	1,600
2021	3,430
2022	2,647
2023	—
Thereafter	—
Total long-term debt, including current maturities	$7,908
We expect our total interest payment obligations relating to our indebtedness to be approximately $1.1 million for the year ending December 31, 2019. Certain of the agreements governing our outstanding debt, which are discussed in Note 11, Debt to our Condensed Consolidated Financial Statements, have certain non-financial covenants with which we must comply. As of September 30, 2019, we were in compliance with all of these covenants.
Off-Balance Sheet Arrangements
As of September 30, 2019, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
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
Critical Accounting Policies
Revenue Recognition
The Company recognizes revenue associated with the sale of LNG at the point in time when the customer obtains control of the asset. In evaluating when a customer has control of the asset, the Company primarily considers whether the transfer of legal title and physical delivery has occurred, whether the customer has significant risks and rewards of ownership, and whether the customer accepted delivery and a right of payment exists. Revenues from the providing of services, transportation and equipment to customers is recognized as the service is performed.
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
Revenues from contracts with customers are disaggregated into (1) LNG product and (2) rental, service, and other.
LNG Product revenue generated includes the revenue from the product and delivery of the LNG to our customer’s location. The Company acts as a principal when using third party transportation companies and therefore recognizes the gross revenue for the delivery of LNG. Product contracts are established by agreeing on a sales price or transaction price for the related item. Revenue is recognized when the customer has taken control of the product. Payment terms for product contracts are generally within thirty days from the receipt of the invoice. Product revenue is recognized upon delivery of the related item to the customer, at which point the customer controls the product and the Company has an unconditional right to payment. The Company acts as a principal when using third party transportation companies and therefore recognizes the gross revenue for the delivery of LNG.
Rental and Service revenue generated by the Company includes equipment and people provided to the customer to support the use of LNG and power delivery solutions in their application. Rental contracts are established by agreeing on a rental price or transaction price for the related piece of equipment and the rental period which is generally daily or monthly. The Company maintains control of the equipment that the customer uses and can replace the rented equipment with similar equipment should the rented equipment become inoperable or the Company chooses to replace the equipment for maintenance purposes. Revenue is recognized as the rental period is completed and for periods that cross month end, revenue is recognized for the portion of the rental period that has been completed to date. Payment terms for rental contracts are generally within thirty days from the receipt of the invoice. Performance obligations for rental revenue are considered to be satisfied as the rental period is completed based upon the terms of the related contract. LNG Service revenue generated by the Company consists of mobilization and demobilization of equipment and onsite technical support while customers are consuming LNG in their applications. Power Delivery Service revenue is generated from time and material projects and consulting services. Service revenue is billed based on contractual terms that can be based on an event (i.e. mobilization or demobilization) or an hourly rate. Revenue is recognized as the event is completed or work is done. Payment terms for service contracts are generally within thirty days from the receipt of the invoice. Performance obligations for service revenue are considered to be satisfied as the event is completed or work is done per the terms of the related contract. Other revenues include the resale of electrical and instrumentation equipment billed upon delivery and are generally due within thirty days from the receipt of the invoice.
All outstanding accounts receivable, net of allowance, on the consolidated balance sheet are typically due and collected within the next 30 days for our LNG business and 12 months for our Power Deliver business.
Impairment of Long-Lived Assets
LNG liquefaction facilities, and other long-lived assets held and used by the Company are reviewed periodically for potential impairment whenever events or changes in circumstances indicate that a particular asset’s carrying value may not be recoverable. Recoverability generally is determined by comparing the carrying value for the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value. The estimated undiscounted future cash flows are based on projections of future operating results; these projections contain estimates of the value of future contracts that have not yet been obtained, future commodity pricing and our future cost structure, among others. Projections of future operating results and cash flows may vary significantly from actual results. Management reviews its estimates of cash flows on an ongoing basis using historical experience, business plans, overall market conditions, and other factors.
Income Taxes
Deferred income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses.
Fair Value Measurements
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in the fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels in accordance with US GAAP:
Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
Level 2 Inputs—Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3 Inputs—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby, allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
Recently Adopted Accounting Changes and Recently Issued and Adopted Accounting Standards.
For descriptions of recently adopted and issued accounting standards, see Note 2 to the Notes to Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, the Company encounters several significant types of market risks including commodity and interest rate risks.
Commodity Price Risk
Due to the nature of the LNG distribution business, the Company has short term agreements with suppliers to contract for LNG purchases. These contracts extend for various period and minimums. The index rate pricing for natural gas may increase or decrease in the future based upon market conditions.
Commodity price risk is the risk of loss arising from adverse changes in market rates and prices. We are able to limit our exposure to fluctuations in natural gas prices by structuring our contract pricing with customers so that it mirrors the volatility in our supply cost with vendors. Our exposure to market risk associated with LNG price changes may adversely impact our business. We do not currently have any derivative arrangements to protect against fluctuations in commodity prices, but to mitigate the effect of fluctuations in LNG prices on our operations, we may enter into various derivative instruments.
We are subject to market risk from fluctuating market prices of certain raw materials related to power delivery solutions. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We endeavor to recoup these price increases from our customers on an individual contract basis to avoid operating margin erosion. Although historically we have not entered into any contracts to hedge commodity risk, we may do so in the future. Commodity price changes can have a material impact on our prospective earnings and cash flows. Copper, steel and aluminum represent a significant element of our material cost. Significant increases in the prices of these materials could reduce our estimated operating margins if we are unable to recover such increases from our customers.
Interest Rate Risk
On September 30, 2013, the Company entered into a Secured Term Note Payable with Chart E&C. This Note Payable bears interest at a variable rate and exposes us to interest rate risk. Interest is calculated under the terms of the Note Payable based on a calculation of 3% plus the London interbank offered rate at the end of each month. Assuming the $9.1 million principal amount at December 31, 2018 remains outstanding, the impact on interest expense of a 1% increase or decrease in the interest rate would be approximately $0.1 million per year. Following the August 30, 2019 debt exchange with Chart E&C, a 1% increase or decrease in the interest rate would have a de miminis impact on annual interest expense. See Note 11 to the Notes to Condensed Consolidated Financial Statements included elsewhere in this report for information on the terms of the Note Payable.
We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Foreign Currency Exchange Rate Risk
We operate a subsidiary in Brazil and Mexico and maintain equity method investments in our Chinese joint venture, BOMAY and Mexican joint venture, Energía Superior. The functional currency of the Brazilian and Mexican subsidiaries are the Brazilian Real and Mexican Peso, respectively. The functional currency of the Chinese joint venture is the Chinese Yuan. Investments are translated into United States Dollars at the exchange rate in effect at the end of each quarterly reporting period. The resulting translation adjustment has been an accumulated loss of $530 thousand and is recorded as accumulated other comprehensive loss, net of taxes, in our consolidated balance sheet at September 30, 2019.
As of September 30, 2019, we had a non-U.S. dollar denominated working capital balance of approximately $0.9 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by approximately $90 thousand.
We do not currently have or intend to enter into any derivative arrangements to protect against such fluctuations.
Market Risk
The markets in which our power delivery operations participate are capital intensive and cyclical in nature. The volatility in customer demand is greatly driven by the change in the price of oil and gas. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Coordination of project start dates is matched to the customer requirements and projects may take a number of months to complete; schedules also may change during the course of any particular project.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of our Principal Executive Officer and Principal Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, as of September 30, 2019.
Prior to the completion of the Share Exchange transaction with American Electric, management identified the existence of the material weakness in internal controls over financial reporting described below.
Material Weakness in Internal Control Over Financial Reporting
In connection with its evaluation of the internal control over financial reporting for the year ended December 31, 2018, management identified deficiencies which collectively represent a material weakness in our internal controls over financial reporting. It was determined that American Electric's accounting personnel was reduced to a level that did not provide for sufficient segregation of duties, oversight of work performed and compensating controls in the accounting department. While these issues did not result in any material misstatements on our consolidated financial statements, they did collectively represent a material weakness in internal control over financial reporting.
Remediation Process
Management is in the process of remediating the material weakness and has implemented additional controls, including hiring additional accounting personnel to provide additional supervision, approval and review of accounting transactions under the direction of an experienced Chief Financial Officer which we believe will remediate the material weakness described above.
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in the “Risk Factors” section of our Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 22, 2019, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following provides information concerning all sales of securities which we made during the three months ended September 30, 2019 which were not registered under the Securities Act of 1933, as amended (the “Act”). Except as otherwise noted, all issuance of common stock and warrants reflect the 1:8 reverse stock split effective July 29, 2019.
In connection with the Share Exchange, on the July 26, 2019, we issued 12,564,733 shares of common stock to LNG Investment and 614,017 shares of common stock (such issuances reflecting shares of common stock following the reverse stock split effective July 29, 2019) to AEGIS without registration under the Act, pursuant to rules governing limited offers and sales without registration pursuant to the exemption available for sales without registration under Section 4(a)(2) of the Act.
On July 26, 2019 we issued 276,548 shares of our common stock to the holder of our Series A Convertible Preferred Stock, JCH Crenshaw Holdings, LLC, upon the conversion of such preferred stock by the holder in accordance with the terms of the preferred stock. The issuance of such common stock was exempt from registration under the Act pursuant to Section 3(a)(9) thereof.
On August 20, 2019, we issued 684,963 shares of our common stock to Diversenergy, without registration under the Act, pursuant to rules governing limited offers and sales without registration pursuant to the exemption available for sales without registration under Section 4(a)(2) of the Act.
On August 30, 2019, we issued 1,470,807 shares of our common stock to Chart E&C, without registration under the Act, pursuant to rules governing limited offers and sales without registration pursuant to the exemption available for sales without registration under Section 4(a)(2) of the Act.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Index to Exhibits

Exhibit No.	Exhibit Description

2.1
Share Exchange Agreement, dated December  17, 2018, by and among American Electric Technologies, Inc., LNG Investment Company, LLC, AEGIS NG LLC, Stabilis Energy, LLC, and PEG Partners, LLC (Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 24, 2018)

2.2
Amendment dated May  8, 2019 to the Share Exchange Agreement concerning the business combination with Stabilis (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed May 9, 2019)

3.1	Restated Articles of Incorporation of the Registrant (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 12, 2008)

3.2	Articles of Amendment to Registrant’s Articles of Incorporation filed April 30, 2012 (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 4, 2012)

3.3	Articles of Amendment to Registrant’s Articles of Incorporation filed August 25, 2017 (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed August 14, 2017)

3.4	Articles of Amendment to Registrant’s Articles of Incorporation filed July 18, 2019 (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed July 22, 2019)

3.5	Articles of Amendment to Registrant’s Articles of Incorporation effective July 29, 2019 (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed August 1, 2019)

3.6	Amended and Restated Bylaws of the Registrant (Incorporated by Reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed February 9, 2009)

4.1	Warrant to purchase 125,000 shares of Registrant’s common stock dated May 2, 2012 (Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

4.2	Warrant to purchase 200,000 shares of Registrant’s common stock dated May 2, 2012 (Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

4.3
Investors Rights Agreement between Registrant and JCH Crenshaw Holdings, LLC dated May  2, 2012 (Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

4.4
Registration Rights Agreement between Registrant and JCH Crenshaw Holdings, LLC dated May  2, 2012 (Incorporated by reference to Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

4.5
Warrant to Purchase Common Stock dated November  13, issued to HD Special-Situations III, LP (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017)

4.6
Registration Rights Agreement dated November  13, 2017 between Registrant and HD Special-Situations III, LP (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017)

4.7
Voting Agreement, dated as of December  17, 2018, by and among JCH Crenshaw Holdings, LLC and certain stockholders of Registrant (Incorporated by reference to Exhibit B of Amendment No. 8 to Schedule 13D filed by JCH Crenshaw Holdings, LLC and J.  Casey Crenshaw on December 28, 2018)

4.8
Registration Rights Agreement dated July  26, 2019, by and among Registrant, LNG Investment Company, LLC, and AEGIS NG LLC (Incorporated by Reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 1, 2019)

4.9	*Registration Rights Agreement dated as of August 20, 2019, by and among Registrant and the Investors named therein

10.1
Note Purchase Agreement dated March  23, 2017 by and among Registrant and its subsidiaries, M&I Electric Industries, Inc. and South Coast Electric Systems, LLC and HD Special-Situations III, L.P. (Incorporated by Reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 27, 2017)

Exhibit No.	Exhibit Description
10.2
Transaction Modification Agreement dated November  13, 2017 among Registrant, M&I Electric Industries, Inc., South Coast Electric Systems, LLC and HD Special-Situations III, LP. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017)

10.3
Senior Secured Term Note dated March  23, 2017 issued by the Company and its subsidiaries, M&I Electric Industries, Inc. and South Coast Electric Systems, LLC (Incorporated by Reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 27, 2017)

10.4
Amended and Restated Senior Secured Term Loan dated November  13, 2017 in the amount of $6,500,000 issued to HD Special-Situations III, LP (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017)

10.5	Security Agreement of the Company dated March 23, 2017 (Incorporated by Reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed March 27, 2017)

10.6	Security Agreement of M&I Electric Industries, Inc. dated March 23, 2017 (Incorporated by Reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed March 27, 2017)

10.7	Security Agreement of South Coast Electric Systems, LLC dated March 23, 2017 (Incorporated by Reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed March 27, 2017)

10.8	Amended 2007 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed March 31, 2015) †

10.9	Non-Employee Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-QSB filed November 14, 2007) †

10.10	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-QSB filed November 14, 2007) †

10.11	Summary of Non-Employee Director compensation effective January 1, 2016 (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed March 30, 2015) †

10.12
Form of Employee Stock Option Award Agreement under 2007 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008) †

10.13
Form of Restricted Stock Unit Award Agreement under 2007 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008) †

10.14
Securities Purchase Agreement between Registrant and JCH Crenshaw Holdings, LLC dated April  13, 2012 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 19, 2012)

10.15	Letter Agreement dated March 22, 2017 between the Company and JCH Crenshaw Holdings, LLC (Incorporated by Reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed March 27, 2017)

10.16	Repricing Agreement dated August 1, 2017 between the Company and JCH Crenshaw Holdings, LLC (Incorporated by Reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 3, 2017)

10.17	Deferred Compensation Plan for executives (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009) †

10.18
Exchange Agreement dated August 5, 2019, by and among Chart Energy  & Chemicals, Inc., Stabilis Energy, Inc., Stabilis Energy, LLC and Stabilis LNG Eagle Ford LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August  9, 2019)

10.19	*Amendment No. 1 to Exchange Agreement dated September 11, by and among Chart Energy & Chemicals, Inc., Stabilis Energy, Inc., Stabilis Energy, LLC and Stabilis LNG Eagle Ford LLC.

10.20	*Secured Promissory Note dated August 16, 2019, by and between the Registrant and M/G Finance Co., Ltd.

10.21	*Pledge and Security Agreement dated August 16, 2019, by and between the Registrant and M/G Finance Co., Ltd.

10.22	*Sublease Agreement dated February 28, 2017

Exhibit No.	Exhibit Description
10.23	*Master Lease Agreement dated February 2, 2018

10.24	*Master Lease Agreement dated August 30, 2018

10.25	*Master Lease Agreement dated August 30, 2018

10.26	*Master Lease Agreement dated September 25, 2018

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)
Exhibits and schedules to the Share Exchange Agreement and Amendment have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the U.S. Securities and Exchange Commission.

*    Filed herewith.
†    Indicates management contract or compensatory plan, contract or arrngement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2019

STABILIS ENERGY, INC.

By:	/s/ James C. Reddinger
James C. Reddinger
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)