Form 10-Q
period 2020-03-31
Stabilis Energy, Inc.
filed 2020-05-07
CIK 1043186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2020, there were 16,896,626 outstanding shares of our common stock, par value $.001 per share.

STABILIS ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q Index
For the Quarterly Period Ended March 31, 2020

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
Forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In addition to the risk factors and other cautionary statements described in Part II. “Item 1A. Risk Factors” in this document, the factors include:

•	our ability to execute our business strategy;

•	our limited operating history;

•	our ability to obtain additional financing to affect our strategy;

•	loss of one or more of our customers;

•	cyclical or other changes in the demand for and price of LNG and natural gas;

•	operational, regulatory, environmental, political, legal and economic risks pertaining to the construction and operation of our facilities;

•	the effects of current and future worldwide economic conditions and demand for oil and natural gas and power system equipment and services;

•	hurricanes or other natural or man-made disasters;

•	public health crises, such as the COVID-19 outbreak beginning in early 2020, which could impact economic conditions;

•	dependence on contractors for successful completions of our energy related infrastructure;

•	reliance on third party engineers;

•	competition from third parties in our business;

•	failure of LNG to be a competitive source of energy in the markets in which we operate, and seek to operate;

•	increased labor costs, and the unavailability of skilled workers or our failure to attract and retain qualified personnel;

•	major health and safety incidents relating to our business;

•	failure to obtain and maintain approvals and permits from governmental and regulatory agencies including with respect to our planned operational expansion in Mexico;

•	changes to health and safety, environmental and similar laws and governmental regulations that are adverse to our operations;

•	volatility of the market price of our common stock;

•	our ability to integrate successfully acquisitions in the expected timeframe; and

•	future benefits to be derived from our investments in technologies, joint ventures and acquired companies.
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
In this Quarterly Report on Form 10-Q, we may rely on and refer to information from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified it.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Stabilis Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$3,162	$3,979
Accounts receivable, net	6,158	5,945
Inventories, net	127	209
Prepaid expenses and other current assets	2,379	3,583
Due from related parties	19	—
Total current assets	11,845	13,716
Property, plant and equipment, net	58,177	60,363
Right-of-use assets	849	965
Goodwill	4,453	4,453
Investments in foreign joint ventures	10,120	10,521
Other noncurrent assets	301	308
Total assets	$85,745	$90,326
Liabilities and Equity
Current liabilities:
Current portion of long-term notes payable - related parties	$1,000	$1,000
Current portion of finance lease obligation - related parties	3,319	3,440
Current portion of operating lease obligations	334	364
Short-term notes payable	321	558
Accrued liabilities	4,490	5,018
Accounts payable	3,283	4,728
Total current liabilities	12,747	15,108
Long-term notes payable, net of current portion - related parties	6,077	6,077
Finance lease obligations, net of current portion - related parties	1	648
Long-term portion of operating lease obligations	586	650
Deferred compensation	113	—
Deferred income taxes	28	—
Total liabilities	19,552	22,483
Commitments and contingencies (Note 13)
Equity:
Preferred Stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Stockholders’ equity:
Common stock; $0.001 par value, 37,500,000 shares authorized, 16,835,318 and 16,800,612 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively (Note 14)	17	17
Additional paid-in capital	90,767	90,748
Accumulated other comprehensive loss	(910)	(291)
Accumulated deficit	(23,681)	(22,631)
Total stockholders’ equity	66,193	67,843
Total liabilities and equity	$85,745	$90,326
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue
LNG product	$9,131	$10,254
Rental, service and other	4,707	2,721
Total revenues	13,838	12,975
Operating expenses:
Cost of LNG product	6,097	7,482
Cost of rental, service and other	2,918	1,414
Selling, general and administrative expenses	3,186	1,992
Depreciation expense	2,270	2,290
Total operating expenses	14,471	13,178
Loss from operations before equity income	(633)	(203)
Net equity loss from foreign joint ventures' operations:
Loss from equity investments in foreign joint ventures	(114)	—
Foreign joint ventures' operations related expenses	(60)	—
Net equity loss from foreign joint ventures' operations	(174)	—
Loss from operations	(807)	(203)
Other income (expense):
Interest expense, net	(11)	(3)
Interest expense, net - related parties	(240)	(309)
Other income (expense)	38	(44)
Gain from disposal of fixed assets	11	—
Total other income (expense)	(202)	(356)
Loss before income tax expense	(1,009)	(559)
Income tax expense	41	—
Net loss	(1,050)	(559)
Net income attributable to noncontrolling interests	—	179
Net loss attributable to Stabilis Energy, Inc.	$(1,050)	$(738)

Common Stock Data:
Net loss per common share:
Basic and diluted	$(0.06)	$(0.06)
Weighted average number of common shares outstanding:
Basic and diluted	16,819,681	13,178,750
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(1,050)	$(559)
Foreign currency translation adjustment	(619)	—
Total comprehensive loss	(1,669)	(559)
Total comprehensive income attributable to noncontrolling interest	—	179
Total comprehensive loss attributable to Stabilis Energy, Inc.	$(1,669)	$(738)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2019	16,800,612	$17	$90,748	$(291)	$(22,631)	$—	$67,843
Common stock issued	34,706	—	—	—	—	—	—
Stock-based compensation	—	—	19	—	—	—	19
Net loss	—	—	—	—	(1,050)	—	(1,050)
Other comprehensive loss	—	—	—	(619)	—	—	(619)
Balance at March 31, 2020	16,835,318	$17	$90,767	$(910)	$(23,681)	$—	$66,193

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2018	13,178,750	$13	$68,244	$—	$(16,916)	$1,323	$52,664
Net income (loss)	—	—	—	—	(738)	179	(559)
Balance at March 31, 2019	13,178,750	$13	$68,244	$—	$(17,654)	$1,502	$52,105
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,050)	$(559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,270	2,290
Deferred income tax expense	41	—
Stock-based compensation expense	19	—
Bad debt expense	144	—
Gain on disposal of fixed assets	(11)	—
Loss from equity investment in joint venture	114	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(356)	(2,697)
Due to (from) related parties	(19)	482
Inventories	82	46
Prepaid expenses and other current assets	991	903
Accounts payable and accrued liabilities	(1,902)	777
Other	26	(41)
Net cash provided by operating activities	349	1,201
Cash flows from investing activities:
Acquisition of fixed assets	(112)	(293)
Proceeds on sales of fixed assets	11	—
Net cash used in investing activities	(101)	(293)
Cash flows from financing activities:
Payments on long-term borrowings from related parties	(768)	(893)
Proceeds from short-term notes payable	—	77
Payments on short-term notes payable	(237)	—
Net cash used in financing activities	(1,005)	(816)
Effect of exchange rate changes on cash	(60)	—
Net increase (decrease) in cash and cash equivalents	(817)	92
Cash and cash equivalents, beginning of period	3,979	1,247
Cash and cash equivalents, end of period	$3,162	$1,339

Supplemental disclosure of cash flow information:
Interest paid	$251	$309
Income taxes paid	—	—
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
We also provide power delivery solutions through our subsidiary in Brazil, M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”) and our 40% interest in a joint venture in China, BOMAY Electric Industries Co., Ltd. (“BOMAY”).
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our subsidiaries and, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in the notes to condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) for a fair presentation of the interim periods. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2019 included in the Company's Annual Report on Form 10-K, as filed on March 16, 2020.
All intercompany accounts and transactions have been eliminated in consolidated. In the Notes to Condensed Consolidated Financial Statements (Unaudited), all dollar amounts in tabulations are in thousands, unless otherwise indicated.
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is required to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these financial statements. The Company has incurred recurring operating losses and has negative working capital. The Company is subject to substantial business risks and uncertainties inherent in the current LNG industry. Additionally, the impact of the COVID-19 pandemic has created additional uncertainties regarding the future demand for LNG from our customers. There is no assurance that the Company will be able to generate sufficient revenues in the future to sustain itself or to support future growth.
These factors were reviewed by management to determine if there was substantial doubt as to the Company’s ability to continue as a going concern. Management concluded that its plan to address the Company’s liquidity issues would allow it to continue as a going concern. A number of cost control measures have been implemented, including headcount reductions, temporary salary reductions and other measures to adjust to anticipated activity levels and maintain adequate liquidity. Management concluded positive cash flows are attainable and are supported by the recent increase in utility and pipeline sales, the reduction of operating costs as a percent of sales, improved plant utilization, and the August 2019 cancellation of $7.0 million of Chart Industries indebtedness in exchange for Stabilis common stock. Accordingly, management believes the business will generate sufficient cash flows from its operations to fund the business for the next 12 months.
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
2. Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment”. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments of ASU No. 2017-04 were adopted by the Company effective January 1, 2020. The adoption of this standard had no impact on our condensed consolidated financial position or results of operations, as the adoption is applied on a prospective basis.
Recently Issued Accounting Standards
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (ASU 2019-12), which simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, Income Taxes and also improves consistent application by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contract modifications, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. We are currently evaluating the impact of ASU 2020-04 on our condensed consolidated financial statements.
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

Proforma Results from Acquisitions (unaudited)
The following unaudited consolidated pro forma information is presented as if the above acquisitions had occurred on January 1, 2019 (in thousands):

Three Months Ended March 31,
2019
Revenue	$14,370
Net loss	(1,054)
This unaudited pro forma amounts above have been compiled from current and historical financial statements and is not necessarily indicative of the results that actually would have been achieved had the transaction occurred as of January 1, 2019 or of future operating results.
4. Revenue Recognition
Disaggregated Revenues
The table below presents revenue disaggregated by source, for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
LNG Product	$9,131	$10,254
Rental	2,890	2,244
Service	1,310	291
Other	507	186
	$13,838	$12,975
See Note 5—Business Segments, below, for additional disaggregation of revenue.
Contract Liabilities
The Company recognizes contract liabilities upon receipt of payments for which the performance obligations have not been fulfilled at the reporting date, resulting in deferred revenue. Contract liabilities are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The following table presents the changes in the Company’s contract liabilities for the periods ended March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Balance at beginning of period	$185	$93
Cash received, excluding amounts recognized as revenue	153	185
Amounts recognized as revenue	(117)	(93)
Balance at end of period	$221	$185
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

	Three Months Ended March 31, 2020
		(in thousands)
	LNG	Power Delivery	Total

Revenues	$12,528	$1,310	$13,838
Depreciation	2,235	35	2,270
Loss from operations before equity income	(199)	(434)	(633)
Net equity income from foreign joint ventures' operations	—	(174)	(174)
Loss from operations	(199)	(608)	(807)
Net loss	(480)	(570)	(1,050)

	March 31, 2020
		(in thousands)
	LNG	Power Delivery	Total
Total Assets	$72,647	$13,098	$85,745

	Three Months Ended March 31, 2019
		(in thousands)
	LNG	Power Delivery	Total
Revenues	$12,975	$—	$12,975
Depreciation	2,290	—	2,290
Loss from operations before equity income	(203)	—	(203)
Net loss	(559)	—	(559)

	December 31, 2019
		(in thousands)
	LNG	Power Delivery	Total
Total Assets	$75,883	$14,443	$90,326

Our operating segments offer different products and services and are managed separately as business units. Cash, cash equivalents and investments are not managed centrally, so the gains and losses on foreign currency remeasurement, and interest and dividend income, are included in the segments’ results.

6. Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid LNG	$66	$189
Prepaid insurance	458	698
Prepaid supplier expenses	318	229
Other receivables	1,209	1,655
Deposits	193	347
Other	135	465
Total prepaid expenses and other current assets	$2,379	$3,583
7. Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Liquefaction plants and systems	$40,830	$40,617
Real property and buildings	1,689	1,794
Vehicles and tanker trailers and equipment	46,490	46,597
Computer and office equipment	431	453
Construction in progress	410	409
Leasehold improvements	31	31
	89,881	89,901
Less: accumulated depreciation	(31,704)	(29,538)
	$58,177	$60,363
Depreciation expense for both the three months ended March 31, 2020 and 2019 totaled $2.3 million, of which all is included in the unaudited condensed consolidated statements of operations as its own and separate line item.
8. Investments in Foreign Joint Ventures
BOMAY. The Company holds a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”) which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), who owns 51%. The remaining 9% is owned by AA Energies, Inc.
The Company made no sales to its joint venture in the three months ended March 31, 2020.
Below is summary financial information for BOMAY at March 31, 2020 and December 31, 2019 and operational results for the three months ended March 31, 2020 in U.S. dollars (in thousands, unaudited):

	March 31, 2020	December 31, 2019
Assets:
Total current assets	$66,465	$81,247
Total non-current assets	5,646	5,775
Total assets	$72,111	$87,022
Liabilities and equity:
Total liabilities	$43,971	$58,176
Total joint ventures’ equity	28,140	28,846
Total liabilities and equity	$72,111	$87,022

Three Months Ended March 31,
2020
Revenue	$8,556
Gross Profit	896
Earnings	(284)
The following is a summary of activity in our investment in BOMAY for the three months ended March 31, 2020 in U.S. dollars (in thousands, unaudited):

March 31, 2020
Investments in BOMAY (1) (2)
Balance at the beginning of the year	$9,333
Undistributed earnings:
Balance at the beginning of the year	1,257
Equity in earnings	(114)
Dividend distributions	—
Balance at end of period	1,143
Foreign currency translation:
Balance at the beginning of the year	(69)
Change during the period	(287)
Balance at end of period	(356)
Total investment in BOMAY at March 31, 2020	$10,120
________

(1)
Accumulated statutory reserves in equity method investments of $2.71 million at March 31, 2020 and December 31, 2019 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

(2)
The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference of approximately $1.0 million will be accreted over the remaining nine year life of the joint venture. The Company accreted $43 thousand during the three months ended March 31, 2020 which is included in loss from equity investments in foreign joint ventures in the accompanying condensed consolidated statement of operations. As of March 31, 2020, accumulated accretion totaled $97 thousand.

The Company accounts for its investment in BOMAY using the equity method of accounting. Under the equity method, the Company’s share of the joint venture operations earnings or losses is recognized in the condensed consolidated statements of operations as equity income (loss) from foreign joint venture operations. Joint venture income increases the carrying value of the joint venture and joint venture losses reduce the carrying value. Dividends received from the joint venture reduce the carrying value. In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment adjustment is necessary at March 31, 2020.
9. Accrued Liabilities
The Company’s accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Compensation and benefits	$2,359	$2,641
Professional fees	234	131
LNG fuel and transportation	1,366	1,582
Accrued interest	59	134
Contract liabilities	221	185
Other taxes payable	192	163
Other operating expenses	59	182
Total accrued liabilities	$4,490	$5,018

10. Debt
The Company’s carrying value of debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Secured term note payable - related party	$2,077	$2,077
Secured promissory note - related party	5,000	5,000
Insurance and other notes payable	321	558
Less: amounts due within one year	(1,321)	(1,558)
Total long-term debt	$6,077	$6,077
During the three months ended March 31, 2020, the Company recorded interest expense of $25 thousand, $215 thousand and $11 thousand related to the secured term note payable - related party, secured promissory note - related party and insurance and other notes payable, respectively.
Certain of the agreements governing our outstanding debt have certain covenants with which we must comply. As of March 31, 2020, we were in compliance with all of these covenants.

11. Leases
The following table summarizes the supplemental balance sheet information related to lease assets and lease liability obligations as of March 31, 2020 and December 31, 2019 (in thousands):

	Classification	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$849	$965
Finance lease assets	Property and equipment, net of accumulated depreciation	9,009	9,302
Total lease assets		$9,858	$10,267
Liabilities
Current
Operating	Current portion of operating lease obligations	$334	$364
Finance	Current portion of finance lease obligation	3,319	3,440
Noncurrent
Operating	Operating lease liabilities	586	650
Finance	Finance lease obligations—related parties, net of current portion	1	648
Total lease liabilities		$4,240	$5,102
The following table summarizes the components of lease expense for the three months ended March 31, 2020 and 2019 (in thousands, unaudited):

Lease Cost	Classification	Three Months Ended March 31,
		2020	2019
Operating lease cost	Cost of sales	$39	$39
Operating lease cost	Selling, general and administrative expenses	91	67
Finance lease cost
Amortization of leased assets	Depreciation	293	934
Interest on lease liabilities	Interest expense	161	174
Net lease cost		$584	$1,214
The following schedule presents the future minimum lease payments for our operating and finance obligations at March 31, 2020 (in thousands):

	Operating Leases	Finance Leases	Total
Remainder 2020	$321	$2,919	$3,240
2021	237	651	888
2022	176	—	176
2023	145	—	145
2024	149	—	149
Thereafter	25	—	25
Total lease payments	1,053	3,570	4,623
Less: Interest	(133)	(250)	(383)
Present value of lease liabilities	$920	$3,320	$4,240

Lease term and discount rates for our operating and finance lease obligations are as follows:

Lease Term and Discount Rate	March 31, 2020
Weighted-average remaining lease term (years)
Operating leases	3.5
Finance leases	0.8
Weighted-average discount rate
Operating leases	7.3%
Finance leases	9.1%
The following table summarizes the supplemental cash flow information related to leases as of March 31, 2020:

Other information	March 31, 2020
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$109
Financing cash flows from finance leases	768
Interest paid	131
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,172
12. Related Party Transactions
Other Purchases and Sales
During the three months ended March 31, 2020 and 2019, the Company paid Applied Cryo Technologies, Inc. (“ACT”), a company owned 51% by Crenshaw Family Holdings International, Inc., $33 thousand and $49 thousand, respectively, for equipment repairs and services. The Company had no sales of LNG to ACT during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, the Company had $4 thousand and $4 thousand, respectively, due from ACT included in accounts receivable on the condensed consolidated balance sheets. As of  March 31, 2020 and December 31, 2019 the Company had $28 thousand and $24 thousand, respectively, due to ACT included in accounts payable on the condensed consolidated balance sheets.
The Company purchases supplies and services from a subsidiary of The Modern Group. Casey Crenshaw is the beneficial owner of 25% of the Modern Group and is deemed to jointly control The Modern Group with family members. During the three months ended March 31, 2020 and 2019, the Company made purchases of supplies and services from a subsidiary of The Modern Group totaling $33 thousand and $14 thousand, respectively. There was no receivable due from The Modern Group as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019 the Company had $125 thousand and $22 thousand, respectively, due to The Modern Group included in accounts payable on the condensed consolidated balance sheets.
During the three months ended March 31, 2020, purchases from Chart E&C totaled $10 thousand. The Company made no purchases during the three months ended March 31, 2019. As of March 31, 2020 and December 31, 2019 the Company had $10 thousand and $8 thousand, respectively, due to Chart E&C included in accounts payable on the condensed consolidated balance sheets.
13. Commitments and Contingencies
Environmental Matters
The Company is subject to federal, state and local environmental laws and regulations. The Company does not anticipate any expenditures to comply with such laws and regulations that would have a material impact on the Company’s condensed consolidated financial position, results of operations or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state and local environmental laws and regulations.

Litigation, Claims and Contingencies
The Company may become party to various legal actions that arise in the ordinary course of its business. The Company is also subject to audit by tax and other authorities for varying periods in various federal, state and local jurisdictions, and disputes may arise during the course of these audits. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any of these lawsuits, claims, proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, it is possible that such an outcome could have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations, or liquidity. The Company, does not, however, anticipate such an outcome and it believes the ultimate resolution of these matters will not have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity. Additionally, the Company currently expenses all legal costs as they are incurred.
In October 2018, American Electric received notification of a potential liability of $4.3 million associated with an asset purchase agreement to sell substantially all of its U.S. business assets and operations to Myers Power Products, Inc. ("Myers"). The contractual terms of the agreement included a provision for true-up of the net working capital, estimated as of the date of closing, to actual working capital as calculated by Myers and agreed to by American Electric. Any difference in the actual (conclusive) net working capital in relation to the estimated working capital at closing results in an adjustment to the purchase price. American Electric received notification from Myers of their actual working capital calculation. In the notification, Myers communicated a decrease of approximately $4.3 million in net working capital, in comparison to the estimated working capital used at contract closing. The contractual terms of the transaction provided that in the event Myers and American Electric could not agree to a conclusive net working capital adjustment, then all items remaining in dispute shall be submitted by either one of the parties within thirty (30) calendar days after the expiration of the resolution period to a national or regional independent accounting firm mutually acceptable to Myers and American Electric (the "Neutral Arbitrator"). The Neutral Arbitrator shall act as an arbitrator to determine the conclusive net working capital. The conclusive net working capital, once determined, may result in a purchase price adjustment due to Myers or to the Company. As of March 31, 2020, there have not been any updates to the potential liability. The Company is working with legal counsel to resolve the matter.
In January of 2020, the Company received notification that its Subsidiary, M&I Electric Industries, Inc. (“M&I”) has been named as a defendant in a class action lawsuit “Pelton Ray Barrett, et al. v. Arkema, Inc., et al.” as the result of a fire on August 31, 2017, on a site owned or operated by Arkema, Inc. allegedly resulting in chemical exposure. Other defendants in the suit, including M&I are alleged to have been responsible for the installation, repair, design, and/or maintenance of the electrical, refrigeration and environmental systems required to mitigate damages from the release of chemicals. The Company, through its insurance providers, has engaged outside legal counsel to defend against these claims. The Company believes the ultimate resolution of this matter will not have a material adverse impact of the Company’s condensed consolidated financial position, results of operations, or liquidity.
14. Stockholders’ Equity
Issuances of Common Stock
The Company is authorized to issue up to 37,500,000 shares of Common Stock, $0.001 par value per share.
In February 2020, the Company issued 34,706 shares of common stock to former directors as payment for services rendered as members of the American Electric Board of Directors (see Note 15—Stock-Based Compensation for further discussion).
Issuances of Warrants
As of March 31, 2020, the Company had outstanding Warrants to purchase 103,125 shares of our common stock as follows:

Date of Issuance	No. of Warrants	Exercise Price	Expiration Date
May 2, 2012	15,625	$21.76	May 22, 2020
May 2, 2012	25,000	$25.36	May 22, 2020
Nov. 13, 2017	62,500	$18.08	Nov. 13, 2022

15. Stock-Based Compensation

Independent directors receive 50% of their retainer fee as Restricted Stock Awards ("RSAs"). The RSAs are issued immediately upon grant and are subject to a one year vesting period and other restrictions.
During the three months ended March 31, 2020, the Company granted 61,308 Restricted Stock Awards (“RSAs”) to independent directors under the 2019 Plan. The fair value of the RSAs on the date of grant was $225 thousand based on the previous day closing price of our common stock as reported on the OTCQX Best Market on the grant date. The Company recognized $19 thousand in stock-based compensation costs, which is included in general and administrative expenses in the condensed consolidated statements of operations.
As of March 31, 2020, the Company had $131 thousand of unrecognized compensation costs related to our Board of Directors grants, which is expected to be recognized over a weighted average period of one year.
16. Income Taxes
The Company records income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective tax rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, and changes to actual or forecasted permanent book to tax differences.
The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was 4.7% and 0.0%, respectively, which reflects state income taxes and the Company’s deferred federal income tax benefit generated from an expected net operating loss, offset by a change in the valuation allowance on net deferred tax assets.
17. Subsequent Events
The impact of the COVID-19 crisis in the current quarter was largely limited to operations in our Power Delivery segment. Our Chinese joint venture, BOMAY, closed its manufacturing facility for approximately four weeks. The shut down of BOMAY’s manufacturing facility and related supply chain disruptions contributed to a $0.2 million loss in the current quarter, compared to $1.1 million net income in the preceding quarter. BOMAY has resumed operations. Our Brazilian subsidiary experienced activity declines beginning in March and we anticipate these will continue at least through mid-2020.
Our LNG segment, which is focused on North America, did not experience a material impact from the crisis during the current quarter. However, we anticipate a significant activity decline with our upstream oil and gas customers, including hydraulic fracturing, frac sand mines, and related activities beginning in the second quarter due to current oil prices. We have redeployed sales personnel to non-oilfield related opportunities and are seeing some success in replacing oilfield related revenues with other projects. To what extent we will be able to replace all oilfield revenues in the short-term remains uncertain.
We have implemented a number of cost control measures including headcount reductions, temporary salary reductions and other measures to adjust to anticipated activity levels and maintain adequate liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements included in the 2019 Annual Report on Form 10-K filed on March 16, 2020. Historical results and percentage relationships set forth in the condensed consolidated statements of operations and cash flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.
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
Recent Developments
On July 26, 2019, the Share Exchange transaction with American Electric and its subsidiaries was completed. The Share Exchange and its related proposals, which included a company name change and a reverse stock split, were approved by American Electric stockholders at a Special Meeting of Stockholders on July 17, 2019. On July 29, 2019, the Company began operating under the name Stabilis Energy, Inc. and our common stock began trading under the ticker symbol “SLNG”. Because the former owners of Stabilis LLC owned approximately 90% of the voting stock of the combined company at the completion of the Share Exchange and certain other factors including that directors designated by LNG Investment constitute a majority of the board of directors, Stabilis LLC was treated as the acquiror of American Electric in the Share Exchange for accounting purposes. As a result, the Share Exchange was treated by American Electric as a reverse acquisition under the purchase method of accounting in accordance with United States generally accepted accounting principles (“US GAAP”). In addition, the Company’s shares outstanding now reflect a one-for-eight reverse split. Unless otherwise noted, any share or per share amounts give retroactive effect to the reverse stock split.
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
On August 20, 2019, we completed our acquisition of Diversenergy, LLC (“Diversenergy”) and its subsidiaries, creating what we believe will be one of the leading LNG marketing and distribution companies in Mexico. Diversenergy specializes in virtual LNG distribution systems, providing LNG to customers who use it as a fuel in mobile high horsepower applications and to customers who do not have natural gas pipeline access. We purchased all of the issued and outstanding membership interests of Diversenergy for total consideration of 684,963 shares of Company common stock and $2.0 million in cash. The completion of the acquisition will expand the Company's presence in the distributed LNG and compressed natural gas (“CNG”) markets in Mexico.
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
The market in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic in March 2020. As the COVID-19 pandemic develops, governments, corporations and other authorities may continue to implement restrictions or policies that adversely impact consumer spending, the economy and our business, operations and share price. The ultimate extent and long-term effects of the pandemic are difficult to determine, but a prolonged period of market fluctuations and weak general economic conditions may have a material adverse effect on the Company’s financial results.

The impact of the COVID-19 crisis in the current quarter was largely limited to operations in our Power Delivery segment. Our Chinese joint venture, BOMAY, closed its manufacturing facility for approximately four weeks. The shut down of BOMAY’s manufacturing facility and related supply chain disruptions contributed to a $0.2 million loss in the current quarter, compared to $1.1 million net income in the preceding quarter. BOMAY has resumed operations. Our Brazilian subsidiary experienced activity declines beginning in March and we anticipate these will continue at least through mid-2020.
Our LNG segment, which is focused on North America, did not experience a material impact from the crisis during the current quarter. However, we anticipate a significant activity decline with our upstream oil and gas customers, including hydraulic fracturing, frac sand mines, and related activities beginning in the second quarter due to current oil prices. We have redeployed sales personnel to non-oilfield related opportunities and are seeing some success in replacing oilfield related revenues with other projects. To what extent we will be able to replace all oilfield revenues in the short-term remains uncertain.
We have implemented a number of cost control measures including headcount reductions, temporary salary reductions and other measures to adjust to anticipated activity levels and maintain adequate liquidity.
On March 27, 2020, the President of the United States signed into law the CARES Act. The CARES Act among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improved property.
The Company continues to examine the impact that the CARES Act and other relief measures taken by the U.S. may have on our business. Currently, the Company is unable to determine the impact that the CARES Act will have on its financial condition, results of operations, or liquidity.

Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table reflects line items from the accompanying Consolidated Statements of Operations for the three months ended March 31, 2020 (the “Current Quarter”) as compared to the three months ended March 31, 2019 (the “Prior Year Quarter”):
Stabilis Energy, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Change	% Change
	2020	2019
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
LNG product	$9,131	$10,254	$(1,123)	(11.0)%
Rental, service and other	4,707	2,721	1,986	73.0
Total revenues	13,838	12,975	863	6.7
Operating expenses:
Costs of LNG product	6,097	7,482	(1,385)	(18.5)
Costs of rental, service and other	2,918	1,414	1,504	106.4
Selling, general and administrative	3,186	1,992	1,194	59.9
Depreciation	2,270	2,290	(20)	(0.9)
Total operating expenses	14,471	13,178	1,293	9.8
Loss from operations before equity income	(633)	(203)	(430)	211.8
Net equity loss from foreign joint ventures' operations:
Loss from investments in foreign joint ventures	(114)	—	(114)	100.0
Foreign joint venture's operations related expenses	(60)	—	(60)	100.0
Net equity income from foreign joint ventures' operations	(174)	—	(174)	100.0
Loss from operations	(807)	(203)	(604)	297.5
Other income (expense):
Interest expense, net	(11)	(3)	(8)	266.7
Interest expense, net - related parties	(240)	(309)	69	(22.3)
Other income (expense)	38	(44)	82	(186.4)
Gain (loss) from disposal of assets	11	—	11	100.0
Total other income (expense)	(202)	(356)	154	(43.3)
Loss before income tax expense	(1,009)	(559)	(450)	80.5
Income tax expense	41	—	41	100
Net loss	(1,050)	(559)	(491)	87.8
Net income (loss) attributable to noncontrolling interests	—	179	(179)	(100.0)
Net loss attributable to Stabilis Energy, Inc.	$(1,050)	$(738)	$(312)	42.3%

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

	Three Months Ended March 31,		Change	% Change
	2020	2019
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
LNG product	$9,131	$10,254	$(1,123)	(11.0)%
Rental, service and other	3,397	2,721	676	24.8
Total revenues	12,528	12,975	(447)	(3.4)
Operating expenses:
Costs of LNG product	6,097	7,482	(1,385)	(18.5)
Costs of rental, service and other	1,671	1,414	257	18.2
Selling, general and administrative	2,724	1,992	732	36.7
Depreciation	2,235	2,290	(55)	(2.4)
Total operating expenses	12,727	13,178	(451)	(3.4)
Loss from operations before equity income	$(199)	$(203)	$4	2.0%

Power Delivery Segment
Our Power Delivery segment provides power delivery solutions to the global energy industry through our subsidiary in Brazil and our joint venture in China.

	Three Months Ended March 31,		Change	% Change
	2020	2019
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
Rental, service and other	$1,310	$—	$1,310	—%
Total Revenues	1,310	—	1,310	—
Operating Expenses:
Costs of revenue (exclusive of depreciation as shown separately):
Costs of rental, service and other	1,247	—	1,247	—
Selling, general and administrative	462	—	462	—
Depreciation	35	—	35	—
Total operating expenses	1,744	—	1,744	—
Loss from operations before equity income	(434)	—	(434)	—
Net equity loss from foreign joint ventures' operations:
Loss from equity investments in foreign joint ventures	(114)	—	(114)	—
Foreign joint venture's operations related expenses	(60)	—	(60)	—
Net equity loss from foreign joint ventures' operations	(174)	—	(174)	—
Loss from operations	$(608)	$—	$(608)	—%
Revenue
LNG Product Revenue. During the Current Quarter LNG Product revenues decreased $1.1 million or 11.0% versus the Prior Year Quarter primarily due to reduced activity levels with certain oil and gas customers and lower average gas prices.
Rental, Service, and Other Revenue. Rental, service and other revenues increased by $2.0 million or 73.0% in the Current Quarter compared to Prior Year Quarter primarily due to the completion of the Share Exchange transaction with American Electric, which contributed $1.3 million, and higher equipment rentals with peaking customers.

Operating Expenses
Cost of LNG Product. Cost of LNG Product in the Current Quarter decreased $1.4 million or 18.5%. As a percentage of LNG Product Revenue, overall cost of product decreased from 73% to 67% due to improved utilization of the George West Plant and a higher percentage of total gallons sold being sourced from the plant.
Cost of Rental, Service, and Other Revenue. This cost increased $1.5 million or 106.4% in the Current Quarter. The increase in costs is primarily a result of the completion of the Share Exchange with American Electric. Costs related to the acquired business of $1.2 million are included in our results of operations in the Current Quarter. Costs related to the LNG segment also increased by $0.3 million, consistent with the increased equipment rental to winter peaking customers.
Selling, general and administrative. Selling, general and administrative expense increased $1.2 million or 59.9% during the Current Quarter as compared to the Prior Year Quarter. The increase results primarily from the consolidation of American Electric and Diversenergy and additional costs related to the Company’s transition to a public company, all of which occurred subsequent to the Prior Year Quarter.
Depreciation. Depreciation expense was $2.3 million during both the Current Quarter and Prior Year Quarter.
Net Equity Loss From Foreign Joint Ventures' Operations
Loss from Investments in Foreign Joint Ventures. Loss from investments in foreign joint ventures was $0.1 million in the Current Quarter as a result of the Share Exchange with American Electric which occurred subsequent to the Prior Year Quarter. There was no income or loss from investment in foreign joint ventures in the Prior Year Quarter.
Operating expenses related to foreign joint ventures. Operating expenses related to BOMAY were $0.1 million in the Current Quarter. There were no Operating Expenses in the Prior Year Quarter.
Other Income (Expense)
Interest expense, net. Interest expense in the Current Quarter was consistent with the Prior Year Quarter.
Interest expense, net - related parties. Interest expense decreased $0.1 million during the Current Quarter as compared to the Prior Year Quarter primarily due to the cancellation of Chart Industries indebtedness in exchange for Stabilis common stock subsequent to the Prior Year Quarter.
Other income. Other income increased $0.1 million in the Current Quarter.
Gain / (loss) on the disposal of fixed assets. The gain from disposal of rolling stock was $11 thousand in the Current Quarter. No assets were disposed in the Prior Year Quarter.
Income tax expense. The Company incurred state income tax expense of $41 thousand during the Current Quarter. No income tax expense was incurred in the Prior Year Quarter.
Liquidity and Capital Resources
Overview
As of March 31, 2020, we had $3.2 million in cash and cash equivalents on hand and $10.7 million in outstanding debt and finance lease obligations (of which $4.6 million is due in the next twelve months).
We have historically funded the business primarily through cash flows from operations, short-term notes payable, debt from finance companies and related parties, and capital contributions. We have used a portion of our cash flows to invest in fixed assets to support growth. We have also used cash to pay interest and principal amounts outstanding under our borrowings.
The Company is subject to substantial business risks and uncertainties inherent in the LNG industry. Additionally, the impact of the COVID-19 pandemic has created additional uncertainties regarding the future demand for LNG from our customers. There is no assurance that the Company will be able to generate sufficient cash flows in the future to sustain itself or to support future growth.
Management concluded positive cash flows from operations are supported by the recent increase in utility and pipeline sales, the reduction of operating costs as a percent of sales, improved plant utilization, and the August 2019 cancellation of $7.0 million of Chart Industries indebtness in exchange for Stabilis common stock. Accordingly, management believes the business will generate sufficient cash flows from its operations to fund the business for the next 12 months.
Cash Flows
Cash flows provided by (used in) our operating, investing and financing activities are summarized below (in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)
	(In thousands)
Net cash provided by (used in):
Operating activities	$349	$1,201
Investing activities	(101)	(293)
Financing activities	(1,005)	(816)
Effect of exchange rate changes on cash	(60)	—
Net increase (decrease) in cash and cash equivalents	(817)	92
Cash and cash equivalents, beginning of period	3,979	1,247
Cash and cash equivalents, end of period	$3,162	$1,339
Operating Activities
Net cash provided by operating activities totaled $0.3 million for the three months ended March 31, 2020 compared to $1.2 million for the same period 2019. The decrease in net cash provided by operating activities of $0.9 million as compared to the Prior Year Quarter was primarily attributable to increased net working capital and a higher net loss.
Investing Activities
Net cash used in investing activities totaled $0.1 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. The change was driven by a reduction of equipment purchases in 2020.
Financing Activities
Net cash used in financing activities totaled $1.0 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively. The increase of $0.2 million compared to the Prior Year Quarter was primarily attributable to a $0.2 million net increase in payments on short-term notes payable.
Sources of Liquidity and Capital Resources
Our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, proceeds from asset sales and distributions from our BOMAY joint venture. In addition, the Company secured financing from a key vendor and obtained equipment financing from MG Finance, a related party.
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

Debt Level and Debt Compliance
We had total indebtedness of $7.4 million in principal as of March 31, 2020 with the expected maturities as follows.

March 31, 2020
Remainder 2020	$1,321
2021	3,428
2022	2,649
2023	—
2024	—
Thereafter	—
Total long-term debt, including current maturities	$7,398
We expect our total interest payment obligations relating to our indebtedness to be approximately $0.9 million for the year ending December 31, 2020. Certain of the agreements governing our outstanding debt have certain covenants with which we must comply. As of March 31, 2020, we were in compliance with all of these covenants.
Off-Balance Sheet Arrangements
As of March 31, 2020, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
NEW ACCOUNTING STANDARDS
See Note 2—Recent Accounting Pronouncements to the Notes to Condensed Consolidated Financial Statements included elsewhere in this report for information on new accounting standards.
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
Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the assets carrying value may not be recoverable. We currently test goodwill for impairment annually in the third quarter unless we determine that a triggering event has occurred requiring an earlier test.
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
Recently Adopted Accounting Changes and Recently Issued and Adopted Accounting Standards.
For descriptions of recently adopted and issued accounting standards, see Note 2—Recent Accounting Pronouncements to the Notes to Condensed Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2020 at the reasonable assurance level.
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
ITEM 1A. RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 16, 2020 ("Form 10-K"), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. During the three months ended March 31, 2020, there have been no material changes in our risk factors disclosed in our Form 10-K, except for the following:

The rapid spread of a contagious illness such as a novel coronavirus, or fear of such an event, may adversely affect our business, operations and financial condition.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus. As the COVID-19 outbreak is still evolving, much of its impact remains unknown.
Effects of the current pandemic include, or may include, among others:

•
deterioration of worldwide, regional or national economic conditions and activity, which could further reduce or prolong the recent significant declines in energy prices, or adversely affect global demand for LNG and natural gas;

•	disruptions to our operations as a result of the potential health impact on our employees and crew, and on the workforces of our customers and business partners;

•	potential reduced cash flows and financial condition, including potential liquidity constraints;

•	negative impact on the credit worthiness of our customers and contractual counterparties;

•	reduced access to capital, including the ability to refinance any existing obligations, as a result of any credit tightening generally or due to continued declines in global financial markets;

•	disruptions, delays or cancellations in the construction of new LNG and natural gas projects, which could limit or adversely affect our ability to pursue future growth opportunities; and

•
potential deterioration in the financial condition and prospects of our customers or joint venture partners, or attempts by customers or third parties to invoke force majeure contractual clauses as a result of delays or other disruptions.

Many uncertainties remain with respect to the COVID-19 pandemic, and we continue to monitor the rapidly evolving situation. Given the dynamic nature of these circumstances and the international nature of our business and operations, the duration of any business disruption and the related financial impact to us cannot be reasonably estimated at this time. The COVID-19 pandemic alone or coupled with continued volatility in the energy markets may materially and adversely affect our business, financial condition, operating results, cash flow, liquidity and prospects or have the effect of heightening many of the other risks described herein and in our Form 10-K. The extent to which our business, contracts, financial condition, operating results, cash flow, liquidity and prospects are affected by the COVID-19 outbreak or volatility in the energy markets will depend on various factors beyond our control and are highly uncertain, including the duration and scope of the outbreak, decreased demand for LNG and the resulting economic effects of the outbreak of COVID-19.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
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

31.1	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	*Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Exhibit Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: May 7, 2020

STABILIS ENERGY, INC.

By:	/s/ James C. Reddinger
James C. Reddinger
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)