Form 10-Q/A
period 2020-03-31
Stabilis Energy, Inc.
filed 2020-07-02
CIK 1043186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q/A
Amendment No. 1
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
(832) 456-6500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each market on which traded
Common Stock, $.001 par value per share	SLNG	The OTCQX Best Market
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

EXPLANATORY NOTE
Stabilis Energy, Inc. (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2020 (the “10-Q”). This Amendment is being filed solely to file Exhibit 10.1 to the 10-Q and in connection therewith, to amend Part II, Item 6 of the 10-Q and the Index to Exhibits therein. Additionally, in connection with the filing of this Amendment No. 1, the Company is including new certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.
No attempt has been made in this Amendment to modify or update the disclosures presented in the 10-Q. This Amendment does not reflect events occurring after the filing of the 10-Q (i.e., those events occurring after May 7, 2020) or modify or update those disclosures that may be affected by subsequent events.

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

4.4
Registration Rights Agreement dated November  13, 2017 between Registrant and HD Special-Situations III, LP (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017)

4.5
Voting Agreement, dated as of December  17, 2018, by and among JCH Crenshaw Holdings, LLC and certain stockholders of Registrant (Incorporated by reference to Exhibit B of Amendment No. 8 to Schedule 13D filed by JCH Crenshaw Holdings, LLC and J.  Casey Crenshaw on December 28, 2018)

4.6
Registration Rights Agreement dated July  26, 2019, by and among Registrant, LNG Investment Company, LLC, and AEGIS NG LLC (Incorporated by Reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 1, 2019)

4.7
Registration Rights Agreement dated as of August 20, 2019, by and among Registrant and the Investors named therein (Incorporated by Reference to Exhibit 4.9 to Registrant's Registration Statement on Form S-1 filed September 11, 2019)

10.1	*Executive Employment Agreement dated March 11, 2020 between the Company and James G. Aivalis †

31.1	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	**Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101.INS	**XBRL Instance Document.

101.SCH	**XBRL Taxonomy Extension Schema Document.

101.CAL	**XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	**XBRL Taxonomy Extension Presentation Linkbase Document.

(1)
Exhibits and schedules to the Share Exchange Agreement and Amendment have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the U.S. Securities and Exchange Commission.

*    Filed herewith.
**    Previously filed in original filing.
†    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 2, 2020

STABILIS ENERGY, INC.

By:	/s/ James C. Reddinger
James C. Reddinger
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)

6