Form 10-Q
period 2020-06-30
Stabilis Energy, Inc.
filed 2020-08-07
CIK 1043186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2020, there were 16,896,626 outstanding shares of our common stock, par value $.001 per share.

STABILIS ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q Index
For the Quarterly Period Ended June 30, 2020

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
Forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In addition to the risk factors and other cautionary statements described in Part II. “Item 1A. Risk Factors” in this document, the factors include:
•our ability to execute our business strategy;
•our limited operating history;
•our ability to satisfy our liquidity needs, including our ability to generate sufficient liquidity or cash flow from operations and our ability to obtain additional financing to affect our strategy;
•loss of one or more of our customers;
•credit and performance risk of our customers and contractual counterparties;
•cyclical or other changes in the demand for and price of LNG and natural gas;
•operational, regulatory, environmental, political, legal and economic risks pertaining to the construction and operation of our facilities;
•the effects of current and future worldwide economic conditions and demand for oil and natural gas and power system equipment and services;
•hurricanes or other natural or man-made disasters;
•public health crises, such as the ongoing COVID-19 outbreak, which could further deteriorate economic conditions;
•dependence on contractors for successful completions of our energy related infrastructure;
•reliance on third party engineers;
•competition from third parties in our business;
•failure of LNG to be a competitive source of energy in the markets in which we operate, and seek to operate;
•increased labor costs, and the unavailability of skilled workers or our failure to attract and retain qualified personnel;
•major health and safety incidents relating to our business;
•failure to obtain and maintain approvals and permits from governmental and regulatory agencies including with respect to our planned operational expansion in Mexico;
•changes to health and safety, environmental and similar laws and governmental regulations that are adverse to our operations;
•volatility of the market price of our common stock;
•our ability to successfully integrate acquisitions; and
•future benefits to be derived from our investments in technologies, joint ventures and acquired companies.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Stabilis Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$7,056	$3,979
Accounts receivable, net	1,499	5,945
Inventories, net	187	209
Prepaid expenses and other current assets	2,114	3,583
Total current assets	10,856	13,716
Property, plant and equipment, net	55,983	60,363
Right-of-use assets	841	965
Goodwill	4,453	4,453
Investments in foreign joint ventures	9,174	10,521
Other noncurrent assets	303	308
Total assets	$81,610	$90,326
Liabilities and Equity
Current liabilities:
Current portion of long-term notes payable	$313	$—
Current portion of long-term notes payable - related parties	2,140	1,000
Current portion of finance lease obligation - related parties	2,394	3,440
Current portion of operating lease obligations	315	364
Short-term notes payable	307	558
Accrued liabilities	3,796	5,018
Accounts payable	2,979	4,728
Total current liabilities	12,244	15,108
Long-term notes payable, net of current portion	767	—
Long-term notes payable, net of current portion - related parties	4,937	6,077
Finance lease obligations, net of current portion - related parties	—	648
Long-term portion of operating lease obligations	594	650
Deferred compensation	87	—
Deferred income taxes	28	—
Total liabilities	18,657	22,483
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred Stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 16,896,626 and 16,800,612 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively (Note 14)	17	17
Additional paid-in capital	90,906	90,748
Accumulated other comprehensive loss	(826)	(291)
Accumulated deficit	(27,144)	(22,631)
Total stockholders’ equity	62,953	67,843
Total liabilities and equity	$81,610	$90,326
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
LNG product	$2,884	$8,699	$12,015	$18,953
Rental, service and other	2,119	2,396	6,826	5,117
Total revenues	5,003	11,095	18,841	24,070
Operating expenses:
Cost of LNG product	2,551	5,616	8,648	13,098
Cost of rental, service and other	1,790	1,696	4,708	3,110
Selling, general and administrative expenses	2,368	2,211	5,554	4,203
Depreciation expense	2,266	2,295	4,536	4,585
Total operating expenses	8,975	11,818	23,446	24,996
Loss from operations before equity income	(3,972)	(723)	(4,605)	(926)
Net equity income from foreign joint ventures' operations:
Income from equity investments in foreign joint ventures	1,001	—	887	—
Foreign joint ventures' operations related expenses	(53)	—	(113)	—
Net equity income from foreign joint ventures' operations	948	—	774	—
Loss from operations	(3,024)	(723)	(3,831)	(926)
Other income (expense):
Interest expense, net	(15)	(1)	(26)	(4)
Interest expense, net - related parties	(242)	(295)	(482)	(604)
Other income (expense)	(13)	(19)	25	(63)
Gain from disposal of fixed assets	—	—	11	—
Total other income (expense)	(270)	(315)	(472)	(671)
Loss before income tax expense	(3,294)	(1,038)	(4,303)	(1,597)
Income tax (benefit) expense	169	—	210	—
Net loss	(3,463)	(1,038)	(4,513)	(1,597)
Net income attributable to noncontrolling interests	—	28	—	207
Net loss attributable to Stabilis Energy, Inc.	$(3,463)	$(1,066)	$(4,513)	$(1,804)

Common Stock Data:
Net loss per common share:
Basic and diluted	$(0.21)	$(0.08)	$(0.27)	$(0.14)
Weighted average number of common shares outstanding:
Basic and diluted	16,887,194	13,178,750	16,853,438	13,178,750
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(3,463)	$(1,038)	$(4,513)	$(1,597)
Foreign currency translation adjustment	84	—	(535)	—
Total comprehensive loss	(3,379)	(1,038)	(5,048)	(1,597)
Total comprehensive income attributable to noncontrolling interest	—	28	—	207
Total comprehensive loss attributable to Stabilis Energy, Inc.	$(3,379)	$(1,066)	$(5,048)	$(1,804)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2019	16,800,612	$17	$90,748	$(291)	$(22,631)	$—	$67,843
Common stock issued	34,706	—	—	—	—	—	—
Stock-based compensation	—	—	19	—	—	—	19
Net loss	—	—	—	—	(1,050)	—	(1,050)
Other comprehensive loss	—	—	—	(619)	—	—	(619)
Balance at March 31, 2020	16,835,318	17	90,767	(910)	(23,681)	—	66,193
Common stock issued	61,308	—	—	—	—	—	—
Stock-based compensation	—	—	139	—	—	—	139
Net loss	—	—	—	—	(3,463)	—	(3,463)
Other comprehensive income	—	—	—	84	—	—	84
Balance at June 30, 2020	16,896,626	$17	$90,906	$(826)	$(27,144)	$—	$62,953

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2018	13,178,750	$13	$68,244	$—	$(16,916)	$1,323	$52,664
Net loss	—	—	—	—	(738)	179	(559)
Balance at March 31, 2019	13,178,750	13	68,244	—	(17,654)	1,502	52,105
Net loss	—	—	—	—	(1,066)	28	(1,038)
Balance at June 30, 2019	13,178,750	$13	$68,244	$—	$(18,720)	$1,530	$51,067
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,513)	$(1,597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,536	4,585
Deferred income tax expense	28	—
Stock-based compensation expense	158	—
Bad debt expense	144	—
Gain on disposal of fixed assets	(11)	—
Income from equity investment in joint venture	(887)	—
Distributions from equity investment in joint venture	2,054	—
Deferred compensation costs	87	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,316	(601)
Due to (from) related parties	—	(708)
Inventories	28	59
Prepaid expenses and other current assets	920	709
Accounts payable and accrued liabilities	(2,537)	2,432
Net cash provided by operating activities	4,323	4,879
Cash flows from investing activities:
Acquisition of fixed assets	(281)	(1,577)
Proceeds on sales of fixed assets	12	—
Net cash used in investing activities	(269)	(1,577)
Cash flows from financing activities:
Proceeds on long-term borrowings	1,080	—
Payments on long-term borrowings from related parties	(1,694)	(1,672)
Proceeds from short-term notes payable	—	216
Payments on short-term notes payable	(201)	(176)
Net cash used in financing activities	(815)	(1,632)
Effect of exchange rate changes on cash	(162)	—
Net increase in cash and cash equivalents	3,077	1,670
Cash and cash equivalents, beginning of period	3,979	1,247
Cash and cash equivalents, end of period	$7,056	$2,917

Supplemental disclosure of cash flow information:
Interest paid	$474	$348
Income taxes paid	210	—
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
The Company is a supplier of LNG to the industrial, midstream, and oilfield sectors in North America and provides turnkey fuel solutions to help industrial users of propane, diesel and other crude-based fuel products convert to LNG, which may result in reduced fuel costs and improved environmental footprint. Stabilis opened its 100,000 gallons per day (“gpd”) LNG production facility in George West, Texas in January 2015 to service industrial and oilfield customers in Texas and the greater Gulf Coast region. The Company owns a second liquefaction plant capable of producing 25,000 gpd that is currently not in operation. Stabilis is vertically integrated from LNG production through distribution including cryogenic equipment rental and field services.
The Company also provides power delivery solutions through its subsidiary in Brazil, M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”) and its 40% interest in a joint venture in China, BOMAY Electric Industries Co., Ltd. (“BOMAY”).
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
These factors were reviewed by management to determine if there was substantial doubt as to the Company’s ability to continue as a going concern. Management concluded that its plan to address the Company’s liquidity issues would allow it to continue as a going concern. A number of cost control measures have been implemented, including headcount reductions, temporary salary reductions, travel reductions, elimination of certain consultants, and other measures to adjust to anticipated activity levels and maintain adequate liquidity. Furthermore, the Company has recently seen an increase in Mexico pipeline and utility opportunities. Accordingly, management believes the business will generate sufficient cash flows from its operations to fund the business for the next 12 months.

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
2. Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment” (“ASU No. 2017-04”). The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments of ASU No. 2017-04 were adopted by the Company effective January 1, 2020. The adoption of this standard had no impact on our condensed consolidated financial position or results of operations, as the adoption is applied on a prospective basis.
Recently Issued Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” (ASU No. 2019-12), which simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, Income Taxes and also improves consistent application by clarifying and amending existing guidance. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contract modifications, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU No. 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU No. 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. We are currently evaluating the impact of ASU No. 2020-04 on our condensed consolidated financial statements.
3. Acquisitions
American Electric Technologies, Inc (“American Electric”). On July 26, 2019, we completed the Share Exchange with American Electric and its subsidiaries and began operating under the name Stabilis Energy, Inc. Because the former owners of Stabilis Energy, LLC owned 88.4% of the voting stock of the combined company immediately following the effective date and certain other factors, including that directors designated by LNG Investment, parent of Stabilis Energy, LLC, constituted a majority of the board of directors, Stabilis Energy, LLC is treated as the acquiror of American Electric in the Share Exchange for accounting purposes. As a result, the Share Exchange is treated by American Electric as a reverse acquisition under the purchase method of accounting in accordance with US GAAP.
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
Diversenergy, LLC (“Diversenergy”). On August 20, 2019, we completed our acquisition of Diversenergy and its subsidiaries. We purchased all of the issued and outstanding membership interests of Diversenergy for total consideration of 684,963 shares of Company common stock valued as of the closing date and $2.0 million in cash, subject to adjustments for

Diversenergy’s net working capital as of the closing date. Diversenergy specializes in LNG distribution, providing LNG to customers which use it as a fuel in mobile high horsepower applications and to customers which do not have natural gas pipeline access. The completion of the acquisition will expand the Company's presence in the distributed LNG and compressed natural gas (“CNG”) markets in Mexico.
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

Proforma Results from Acquisitions (unaudited)
The following unaudited consolidated pro forma information is presented as if the above acquisitions had occurred on January 1, 2019 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Revenue	$12,871	$27,241
Net loss	(390)	(1,444)
This unaudited pro forma amounts above have been compiled from current and historical financial statements and is not necessarily indicative of the results that actually would have been achieved had the transaction occurred as of January 1, 2019 or of future operating results.
4. Revenue Recognition
Disaggregated Revenues
The table below presents revenue disaggregated by source, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
LNG Product	$2,884	$8,699	$12,015	$18,953
Rental	385	1,337	3,275	3,581
Service	1,268	391	2,578	682
Other	466	668	973	854
	$5,003	$11,095	$18,841	$24,070
See Note 5—Business Segments, below, for additional disaggregation of revenue.
Contract Liabilities
The Company recognizes contract liabilities upon receipt of payments for which the performance obligations have not been fulfilled at the reporting date, resulting in deferred revenue. Contract liabilities are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The following table presents the changes in the Company’s contract liabilities for the periods ended June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Balance at beginning of period	$185	$93
Cash received, excluding amounts recognized as revenue	350	185
Amounts recognized as revenue	(117)	(93)
Balance at end of period	$418	$185
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

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	(in thousands)			(in thousands)
	LNG	Power Delivery	Total	LNG	Power Delivery	Total

Revenues	$4,027	$976	$5,003	$16,555	$2,286	$18,841
Depreciation	2,234	32	2,266	4,469	67	4,536
Loss from operations before equity income	(3,531)	(441)	(3,972)	(3,730)	(875)	(4,605)
Net equity income from foreign joint ventures' operations	—	948	948	—	774	774
Income (loss) from operations	(3,531)	507	(3,024)	(3,730)	(101)	(3,831)
Net income (loss)	(3,740)	277	(3,463)	(4,220)	(293)	(4,513)

	June 30, 2020
		(in thousands)
	LNG	Power Delivery	Total
Total assets	$67,358	$14,252	$81,610

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	(in thousands)			(in thousands)
	LNG	Power Delivery	Total	LNG	Power Delivery	Total
Revenues	$11,095	$—	$11,095	$24,070	$—	$24,070
Depreciation	2,295	—	2,295	4,585	—	4,585
Loss from operations before equity income	(723)	—	(723)	(926)	—	(926)
Net loss	(1,038)	—	(1,038)	(1,597)	—	(1,597)

	December 31, 2019
		(in thousands)
	LNG	Power Delivery	Total
Total assets	$75,883	$14,443	$90,326

Our operating segments offer different products and services and are managed separately as business units. Cash, cash equivalents and investments are not managed centrally, so the gains and losses on foreign currency remeasurement, and interest and dividend income, are included in the segments’ results.

6. Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid LNG	$59	$189
Prepaid insurance	259	698
Prepaid supplier expenses	433	229
Other receivables	1,021	1,655
Deposits	193	347
Other	149	465
Total prepaid expenses and other current assets	$2,114	$3,583
7. Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Liquefaction plants and systems	$40,830	$40,617
Real property and buildings	1,674	1,794
Vehicles and tanker trailers and equipment	46,545	46,597
Computer and office equipment	456	453
Construction in progress	394	409
Leasehold improvements	31	31
	89,930	89,901
Less: accumulated depreciation	(33,947)	(29,538)
	$55,983	$60,363
Depreciation expense for the six months ended June 30, 2020 and 2019 totaled $4.5 million and $4.6 million, respectively, of which all is included in the unaudited condensed consolidated statements of operations as its own and separate line item.
8. Investments in Foreign Joint Ventures
BOMAY. The Company holds a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), which owns 51%. The remaining 9% is owned by AA Energies, Inc.
The Company made no sales to its joint venture in the six months ended June 30, 2020.

Below is summary financial information for BOMAY at June 30, 2020 and December 31, 2019 and operational results for the three and six months ended June 30, 2020 in U.S. dollars (in thousands, unaudited):

	June 30, 2020	December 31, 2019
Assets:
Total current assets	$65,681	$81,247
Total non-current assets	5,882	5,775
Total assets	$71,563	$87,022
Liabilities and equity:
Total liabilities	$45,930	$58,176
Total joint ventures’ equity	25,633	28,846
Total liabilities and equity	$71,563	$87,022

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Revenue	$18,647	$27,203
Gross Profit	3,336	4,232
Earnings	2,283	1,999
The following is a summary of activity in our investment in BOMAY for the six months ended June 30, 2020 in U.S. dollars (in thousands, unaudited):

June 30, 2020
Investments in BOMAY (1) (2)
Balance at the beginning of the year	$9,333
Undistributed earnings:
Balance at the beginning of the year	1,257
Equity in earnings	887
Dividend distributions	(2,054)
Balance at end of period	90
Foreign currency translation:
Balance at the beginning of the year	(69)
Change during the period	(180)
Balance at end of period	(249)
Total investment in BOMAY at June 30, 2020	$9,174
________
(1)Accumulated statutory reserves in equity method investments of $2.67 million at June 30, 2020 and December 31, 2019 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.
(2)The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference of approximately $1.0 million will be accreted over the remaining nine year life of the joint venture. The Company accreted $86 thousand during the six months ended June 30, 2020 which is included in income from equity investments in foreign joint ventures in the accompanying condensed consolidated statement of operations. As of June 30, 2020, accumulated accretion totaled $140 thousand.
The Company accounts for its investment in BOMAY using the equity method of accounting. Under the equity method, the Company’s share of the joint venture operations earnings or losses is recognized in the condensed consolidated statements of operations as equity income (loss) from foreign joint venture operations. Joint venture income increases the carrying value of the joint venture and joint venture losses reduce the carrying value. Dividends received from the joint venture reduce the carrying value. In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment adjustment is necessary at June 30, 2020.
9. Accrued Liabilities
        The Company’s accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Compensation and benefits	$2,038	$2,641
Professional fees	186	131
LNG fuel and transportation	483	1,582
Accrued interest	79	134
Contract liabilities	418	185
Other taxes payable	300	163
Other operating expenses	292	182
Total accrued liabilities	$3,796	$5,018

10. Debt
The Company’s carrying value of debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Unsecured promissory note	$1,080	$—
Secured term note payable - related party	2,077	2,077
Secured promissory note - related party	5,000	5,000
Insurance and other notes payable	307	558
Less: amounts due within one year	(2,760)	(1,558)
Total long-term debt	$5,704	$6,077
On May 8, 2020, the Company received loan proceeds of $1.1 million (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
 The Loan, which is in the form of a promissory note, dated May 8, 2020, between the Company and Cadence Bank, N.A. as the lender (the “Note”), matures on May 8, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing on December 2, 2020. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the Loan that is not forgiven, the Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the Note.

During the six months ended June 30, 2020, the Company recorded interest expense of $42 thousand, $435 thousand and $27 thousand related to the secured term note payable - related party, secured promissory note - related party, and insurance and other notes payable, respectively.
Certain of the agreements governing our outstanding debt have certain covenants with which we must comply. As of June 30, 2020, we were in compliance with all of these covenants.
11. Leases
The following table summarizes the supplemental balance sheet information related to lease assets and lease liabilities as of June 30, 2020 and December 31, 2019 (in thousands):

	Classification	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Right-of-use assets	$841	$965
Finance lease assets	Property and equipment, net of accumulated depreciation	8,717	9,302
Total lease assets		$9,558	$10,267
Liabilities
Current
Operating	Current portion of operating lease obligations - related parties	$315	$364
Finance	Current portion of finance lease obligation	2,394	3,440
Noncurrent
Operating	Long-term portion of operating lease obligation	594	650
Finance	Finance lease obligations—related parties, net of current portion	—	648
Total lease liabilities		$3,303	$5,102
The following table summarizes the components of lease expense for the six months ended June 30, 2020 and 2019 (in thousands, unaudited):

Lease Cost	Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Operating lease cost	Cost of sales	$41	$48	$80	$87
Operating lease cost	Selling, general and administrative expenses	90	40	181	107
Finance lease cost
Amortization of leased assets	Depreciation	292	292	585	585
Interest on lease liabilities	Interest expense	135	171	296	345
Net lease cost		$558	$551	$1,142	$1,124

The following schedule presents the future minimum lease payments for our operating and finance obligations at June 30, 2020 (in thousands):

	Operating Leases	Finance Leases	Total
Remainder 2020	$249	$1,885	$2,134
2021	286	649	935
2022	172	—	172
2023	145	—	145
2024	149	—	149
Thereafter	25	—	25
Total lease payments	1,026	2,534	3,560
Less: Interest	(117)	(140)	(257)
Present value of lease liabilities	$909	$2,394	$3,303
Lease term and discount rates for our operating and finance lease obligations are as follows:

Lease Term and Discount Rate	June 30, 2020
Weighted-average remaining lease term (years)
Operating leases	3.4
Finance leases	0.5
Weighted-average discount rate
Operating leases	7.3%
Finance leases	9.1%
The following table summarizes the supplemental cash flow information related to leases for the six months ended June 30, 2020 and 2019:

Other information	June 30, 2020	June 30, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$237	$158
Financing cash flows from finance leases	1,694	1,672
Interest paid	235	340
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$73	$621
12. Related Party Transactions
Other Purchases and Sales
During the six months ended June 30, 2020 and 2019, the Company paid Applied Cryo Technologies, Inc. (“ACT”), a company owned 51% by Crenshaw Family Holdings International, Inc., $73 thousand and $158 thousand, respectively, for equipment repairs and services. During the three months ended June 30, 2020 and 2019, the Company paid ACT $40 thousand and $109 thousand, respectively, for equipment repairs and services. The Company had no sales to ACT during the three and six months ended June 30, 2020 and 2019, respectively. As of December 31, 2019, the Company had $4 thousand due from ACT included in accounts receivable on the condensed consolidated balance sheets. There was no receivable due from ACT as of June 30, 2020. As of December 31, 2019, the Company had $24 thousand, respectively, due to ACT included in accounts payable on the condensed consolidated balance sheets. There was no payable due to ACT as of June 30, 2020.
The Company purchases supplies and services from a subsidiary of The Modern Group. Casey Crenshaw is the beneficial owner of 25% of the Modern Group and is deemed to jointly control The Modern Group with family members. During the six months ended June 30, 2020 and 2019, the Company made purchases of supplies and services from a subsidiary of The Modern Group totaling $195 thousand and $31 thousand, respectively. During the three months ended June 30, 2020 and 2019, the

Company made purchases of supplies and services from a subsidiary of The Modern Group totaling $162 thousand and $17 thousand, respectively. There was no receivable due from The Modern Group as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019 the Company had $149 thousand and $22 thousand, respectively, due to The Modern Group included in accounts payable on the condensed consolidated balance sheets.
During the six months ended June 30, 2020, purchases from Chart Energy & Chemicals, Inc. (“Chart E&C”) totaled $20 thousand. The Company made no purchases during the six months ended June 30, 2019. During the three months ended June 30, 2020, purchases from Chart E&C totaled $10 thousand. The Company made no purchases during the three months ended June 30, 2019. As of June 30, 2020 and December 31, 2019 the Company had $9 thousand and $8 thousand, respectively, due to Chart E&C included in accounts payable on the condensed consolidated balance sheets.
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
In October 2018, American Electric received notification of a potential liability of $4.3 million associated with an asset purchase agreement to sell substantially all of its U.S. business assets and operations to Myers Power Products, Inc. (“Myers”). The contractual terms of the agreement included a provision for true-up of the net working capital, estimated as of the date of closing, to actual working capital as calculated by Myers and agreed to by American Electric. Any difference in the actual (conclusive) net working capital in relation to the estimated working capital at closing results in an adjustment to the purchase price. American Electric received notification from Myers of their actual working capital calculation. In the notification, Myers communicated a decrease of approximately $4.3 million in net working capital, in comparison to the estimated working capital used at contract closing. The contractual terms of the transaction provided that in the event Myers and American Electric could not agree to a conclusive net working capital adjustment, then all items remaining in dispute shall be submitted by either one of the parties within thirty (30) calendar days after the expiration of the resolution period to a national or regional independent accounting firm mutually acceptable to Myers and American Electric (the “Neutral Arbitrator”). The Neutral Arbitrator shall act as an arbitrator to determine the conclusive net working capital. The conclusive net working capital, once determined, may result in a purchase price adjustment due to Myers or to the Company. As of June 30, 2020, there have not been any updates to the potential liability. The Company is working with legal counsel to resolve the matter. The Company believes the ultimate resolution of this matter will not have a material adverse impact of the Company’s condensed consolidated financial position, results of operations, or liquidity.
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
In April 2020, the Company issued 61,308 shares of common stock to independent directors as payment for services rendered as members of the Company's Board of Directors (see Note 15—Stock-Based Compensation for further discussion).
Issuances of Warrants
As of June 30, 2020, the Company had outstanding Warrants to purchase 62,500 shares of our common stock as follows:

Date of Issuance	No. of Warrants	Exercise Price	Expiration Date
Nov. 13, 2017	62,500	$18.08	Nov. 13, 2022

15. Stock-Based Compensation
Restricted Stock Awards
Independent directors receive 50% of their retainer fee as Restricted Stock Awards (“RSAs”). The RSAs are issued immediately upon grant and are subject to a one year vesting period and other restrictions.
During the six months ended June 30, 2020, the Company granted 61,308 RSAs to independent directors under the Company's 2019 Long Term Incentive Plan (the “2019 Plan”). The fair value of the RSAs on the date of grant was $150 thousand based on the previous day closing price of our common stock as reported on the OTCQX Best Market on the grant date. The Company recognized $57 thousand in stock-based compensation costs, which is included in general and administrative expenses in the condensed consolidated statements of operations.
As of June 30, 2020, the Company had $93 thousand of unrecognized compensation costs related to our Board of Directors grants, which is expected to be recognized over a weighted average period of less than one year.
Restricted Stock Units
During the six months ended June 30, 2020, the Company granted 781,000 Restricted Stock Units (“RSUs”) to employees under the 2019 Plan. The fair value of the RSUs on the date of grant was $1.4 million based on the previous day closing price of our common stock as reported on the OTCQX Best Market on the grant date. The Company recognized $101 thousand in stock-based compensation costs, which is included in general and administrative expenses in the condensed consolidated statements of operations.
As of June 30, 2020, the Company had $1.3 million of unrecognized compensation costs related to our RSUs, which is expected to be recognized over a weighted average period of less than three years.
16. Income Taxes
The Company records income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective tax rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, the timing of distributions on foreign investments from which foreign taxes are withheld, and changes to actual or forecasted permanent book to tax differences.
The Company’s effective tax rate for the six months ended June 30, 2020 and 2019 was 0.9% and 0.0%, respectively. The 2020 rate reflects state and foreign income taxes and the Company’s deferred federal income tax benefit generated from an expected net operating loss, offset by a change in the valuation allowance on net deferred tax assets.

17. Subsequent Events
We have evaluated subsequent events through the filing date and noted that no subsequent events have occurred that are reasonably likely to impact the financial statements.

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
Stabilis seeks to provide our customers with safe, reliable and cost effective LNG fueling and power delivery solutions. We provide multiple products and services to our customers, including:
LNG Production and Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers”, which convert natural gas into LNG through a multiple stage cooling process. We currently own and operate a liquefier that can produce up to 100,000 LNG gallons (379 cubic meters) per day. We also purchase LNG from third-party production sources which allows us to support customers in markets where we do not own liquefiers.
Transportation and Logistics Services—Stabilis offers our customers a “virtual natural gas pipeline” by providing them with turnkey LNG transportation and logistics services in North America. We deliver LNG to our customers’ work sites from both our own production facility and our network of approximately 25 third-party production sources located throughout North America. We own a fleet of LNG fueled trucks and cryogenic trailers to transport and deliver LNG. We also outsource similar equipment and transportation services from qualified third-party providers as required to support our customer base.
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
Stabilis generates revenue by selling and delivering LNG to our customers. We also generate revenue by renting cryogenic equipment and providing engineering and field support services. We sell our products and services separately or as a bundle depending on the customer’s needs. LNG pricing depends on market pricing for natural gas and competing fuel sources (such as diesel, fuel oil, and propane among others), as well as the customer’s purchased volume, contract duration and credit profile.
Stabilis’ customers use natural gas in their operations for multiple reasons, including lower and more stable fuel costs, reduced environmental emissions, and improved operating performance. We serve customers in a variety of end markets, including industrial, energy, mining, commercial, utilities and pipelines, and high horsepower transportation. We believe that LNG consumption will continue to increase in these end markets in the future.
Power Delivery Solutions—As a result of the business combination with American Electric, Stabilis provides power delivery services and products for the oil and gas, marine vessel, power generation and broad industrial market segments in Brazil, and builds electrical systems for sale in China through our 40% interest in BOMAY.

Recent Developments
On July 26, 2019, the Share Exchange transaction with American Electric and its subsidiaries was completed. The Share Exchange and its related proposals, which included a company name change and a reverse stock split, were approved by American Electric stockholders at a Special Meeting of Stockholders on July 17, 2019. On July 29, 2019, the Company began operating under the name Stabilis Energy, Inc. and our common stock began trading under the ticker symbol “SLNG”. Because the former owners of Stabilis Energy, LLC owned approximately 88.4% of the voting stock of the combined company at the completion of the Share Exchange and certain other factors including that directors designated by LNG Investment constitute a majority of the board of directors, Stabilis Energy, LLC was treated as the acquiror of American Electric in the Share Exchange for accounting purposes. As a result, the Share Exchange was treated by American Electric as a reverse acquisition under the purchase method of accounting in accordance with United States generally accepted accounting principles (“US GAAP”). In addition, the Company’s shares outstanding now reflect a one-for-eight reverse split. Unless otherwise noted, any share or per share amounts give retroactive effect to the reverse stock split.
The financial information represents the historical results of Stabilis for periods prior to the Share Exchange. The operations of American Electric are included in our financial statements from the completion of the Share Exchange on July 26, 2019.
On August 5, 2019, we entered into an exchange agreement (the “Exchange Agreement”) with Chart Energy & Chemicals, Inc. (“Chart E&C”), Stabilis Energy, LLC, and Stabilis Eagle Ford, LLC (“Stabilis LNG EF”) for the satisfaction of indebtedness of Stabilis LNG EF to Chart E&C in the principal amount of $7 million (the “Exchanged Indebtedness”) in exchange for unregistered shares of our common stock (such transactions, the “Chart Transaction”). We issued to Chart E&C 1,470,807 shares of Company common stock, based on the per share price of Company common stock of 90% of the average of the dollar volume-weighted average prices per share of the common stock as calculated by Bloomberg for each of the five consecutive trading days ending on and including the third trading day immediately preceding the closing date, which took place on August 30, 2019. At closing, Stabilis LNG EF also paid to Chart E&C an amount in cash equal to the accrued and unpaid interest on the Exchanged Indebtedness due through the closing, plus a cash amount to be paid in lieu of the issuance of fractional shares of our Common Stock.
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
On August 20, 2019, we completed our acquisition of Diversenergy, LLC (“Diversenergy”) and its subsidiaries, creating what we believe will be one of the leading LNG marketing and distribution companies in Mexico. Diversenergy specializes in LNG distribution, providing LNG to customers who use it as a fuel in mobile high horsepower applications and to customers who do not have natural gas pipeline access. We purchased all of the issued and outstanding membership interests of Diversenergy for total consideration of 684,963 shares of Company common stock and $2.0 million in cash. The completion of the acquisition will expand the Company's presence in the distributed LNG and compressed natural gas (“CNG”) markets in Mexico.
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
The market in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic in March 2020. Various containment measures, including large-scale travel bans, border closures, quarantines, shelter-in-place orders and business and government shutdowns, have resulted in the slowing of economic growth and a reduced demand for oil and natural gas and the disruption of global manufacturing supply chains. As the COVID-19 pandemic continues to develop, governments, corporations and other authorities may continue to implement restrictions or policies that adversely impact consumer spending, the economy, commodity prices, demand for our products, and our business, operations and share price. The ultimate extent and long-term effects of the pandemic are difficult to determine, but a prolonged period of market fluctuations and weak general economic conditions may have a material adverse effect on the Company’s financial results.
The Company has implemented a number of cost control measures, including headcount reductions, temporary salary reductions, travel reductions, elimination of certain consultants, and other measures to adjust to anticipated activity levels and maintain adequate liquidity. However, there can be no assurance that these steps will be sufficient mitigate the impact of the COVID-19 pandemic. The Company will continue to monitor the developments relating to COVID-19, and will follow health and safety guidelines as they evolve. Management may implement further similar cost control measures, as necessary, but there can be no assurances that such measures will be effective.

Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table reflects line items from the accompanying Consolidated Statements of Operations for the three months ended June 30, 2020 (the “Current Quarter”) as compared to the three months ended June 30, 2019 (the “Prior Year Quarter”):
Stabilis Energy, Inc.
Consolidated Statements of Operations

	Three Months Ended June 30,		Change	% Change
	2020	2019
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
LNG product	$2,884	$8,699	$(5,815)	(66.8)%
Rental, service and other	2,119	2,396	(277)	(11.6)
Total revenues	5,003	11,095	(6,092)	(54.9)
Operating expenses:
Costs of LNG product	2,551	5,616	(3,065)	(54.6)
Costs of rental, service and other	1,790	1,696	94	5.5
Selling, general and administrative	2,368	2,211	157	7.1
Depreciation	2,266	2,295	(29)	(1.3)
Total operating expenses	8,975	11,818	(2,843)	(24.1)
Loss from operations before equity income	(3,972)	(723)	(3,249)	449.4
Net equity income from foreign joint ventures' operations:
Income from investments in foreign joint ventures	1,001	—	1,001	—
Foreign joint venture's operations related expenses	(53)	—	(53)	—
Net equity income from foreign joint ventures' operations	948	—	948	—
Loss from operations	(3,024)	(723)	(2,301)	318.3
Other income (expense):
Interest expense, net	(15)	(1)	(14)	1,400.0
Interest expense, net - related parties	(242)	(295)	53	(18.0)
Other income	(13)	(19)	6	(31.6)
Total other income (expense)	(270)	(315)	45	(14.3)
Loss before income tax expense	(3,294)	(1,038)	(2,256)	217.3
Income tax expense	169	—	169	—
Net loss	(3,463)	(1,038)	(2,425)	233.6
Net income (loss) attributable to noncontrolling interests	—	28	(28)	(100.0)
Net loss attributable to controlling interests	$(3,463)	$(1,066)	$(2,397)	224.9%

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

	Three Months Ended June 30,		Change	% Change
	2020	2019
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
LNG product	$2,884	$8,699	$(5,815)	(66.8)%
Rental, service and other	1,143	2,396	(1,253)	(52.3)
Total revenues	4,027	11,095	(7,068)	(63.7)
Operating expenses:
Costs of LNG product	2,551	5,616	(3,065)	(54.6)
Costs of rental, service and other	902	1,696	(794)	(46.8)
Selling, general and administrative	1,871	2,211	(340)	(15.4)
Depreciation	2,234	2,295	(61)	(2.7)
Total operating expenses	7,558	11,818	(4,260)	(36.0)
Loss from operations before equity income	$(3,531)	$(723)	$(2,808)	388.4%

Power Delivery Segment
Our Power Delivery segment provides power delivery solutions to the global energy industry through our subsidiary in Brazil and our joint venture in China.

	Three Months Ended June 30,		Change	% Change
	2020	2019
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
Rental, service and other	$976	$—	$976	—
Total revenues	976	—	976	—
Operating expenses:
Costs of rental, service and other	888	—	888	—
Selling, general and administrative	497	—	497	—
Depreciation	32	—	32	—
Total operating expenses	1,417	—	1,417	—
Loss from operations before equity income	(441)	—	(441)	—
Net equity income from foreign joint ventures' operations:
Income from equity investments in foreign joint ventures	1,001	—	1,001	—
Foreign joint venture's operations related expenses	(53)	—	(53)	—
Net equity income from foreign joint ventures' operations	948	—	948	—
Loss from operations	$507	$—	$507	—
Revenue
LNG Product Revenue. During the Current Quarter LNG Product Revenue decreased $5.8 million or 67% versus the Prior Year Quarter primarily due to reduced activity with oilfield and other customers as a result of the COVID-19 pandemic and the related impact on overall economic activity, particularly oil and gas exploration and production activity. Lower overall natural gas prices also contributed to the decrease.
Rental, Service, and Other Revenue. Rental, Service and Other Revenue decreased by $0.3 million or 12% in the Current Quarter relative to the Prior Year Quarter primarily due to reduced equipment rentals with oilfield customers. These decreased equipment rental revenues were partially offset by the completion of the Share Exchange transaction with American Electric, which contributed $1 million to other revenues.
Operating Expenses
Costs of LNG Product. Cost of product in the Current Quarter decreased $3.1 million or 55% due to reduced activity levels. As a percentage of LNG Product Revenue, costs of LNG product increased from 65% to 88% due to decreased utilization of the George West Plant which reduces plant efficiency.
Costs of Rental, Service, and Other Revenue. Costs increased $0.1 million or 6% in the Current Quarter. This increase in costs is primarily a result of the completion of the share exchange with American Electric. Costs related to the acquired business of $0.9 million are included in our results of operations in the Current Quarter. Costs related to the LNG segment decreased by $0.8 million or 47% consistent with the decline in Rental, Service and Other revenue for the LNG segment.
Selling, general and administrative. Selling, general and administrative expense increased $0.2 million during the Current Quarter as compared to the Prior Year Quarter. This increase results primarily from the consolidation of American Electric and

Diversenergy. These increased costs were partially offset by reduced costs related to travel, business development, and salary expenses.
Depreciation. Depreciation expense was unchanged from Prior Year Quarter.
Net Equity Income From Foreign Joint Ventures' Operations
Income from Investments in Foreign Joint Ventures. As a result of the completion of the Share Exchange transaction with American Electric, income from investments in foreign joint ventures increased $1.0 million during the Current Quarter. Equity income of the acquired joint venture, BOMAY, is included in our results of operations following the completion of the Share Exchange on July 26, 2019.
Operating expenses related to foreign joint ventures. Operating expenses related to BOMAY were $0.1 million for the Current Quarter.
Other Income (Expense)
Interest expense, net. Interest expense was consistent with the Prior Year Quarter.
Interest expense, net - related parties. Related party interest expense decreased $0.1 million during the Current Quarter as compared to the Prior Year Quarter primarily due to the cancellation of Chart Industries indebtedness in exchange for Stabilis common stock subsequent to the Prior Year Quarter.
Other Income. Other income was consistent with the Prior Year Quarter.
Income tax expense. The Company incurred income tax expense of $0.2 million during the Current Quarter primarily related to foreign taxes paid in connection with the cash dividend received from our BOMAY joint venture. No income tax expense was incurred in the Prior Year Quarter.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table reflects line items from the accompanying Consolidated Statements of Operations for the six months ended June 30, 2020 (the “Current Year”) as compared to the six months ended June 30, 2019 (the “Prior Year”):
Stabilis Energy, Inc.
Condensed Consolidated Statements of Operations

	Six Months Ended June 30,		Change	% Change
	2020	2019
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
LNG product	$12,015	$18,953	$(6,938)	(36.6)%
Rental, service and other	6,826	5,117	1,709	33.4
Total revenues	18,841	24,070	(5,229)	(21.7)
Operating expenses:
Costs of LNG product	8,648	13,098	(4,450)	(34.0)
Costs of rental, service and other	4,708	3,110	1,598	51.4
Selling, general and administrative	5,554	4,203	1,351	32.1
Depreciation	4,536	4,585	(49)	(1.1)
Total operating expenses	23,446	24,996	(1,550)	(6.2)
Loss from operations before equity income	(4,605)	(926)	(3,679)	397.3
Net equity income from foreign joint ventures' operations:
Income from investments in foreign joint ventures	887	—	887	100.0
Foreign joint venture's operations related expenses	(113)	—	(113)	100.0
Net equity income from foreign joint ventures' operations	774	—	774	100.0
Loss from operations	(3,831)	(926)	(2,905)	313.7
Other income (expense):
Interest expense, net	(26)	(4)	(22)	550.0
Interest expense, net - related parties	(482)	(604)	122	(20.2)
Other income (expense)	25	(63)	88	(139.7)
Gain (loss) from disposal of assets	11	—	11	100.0
Total other income (expense)	(472)	(671)	199	(29.7)
Loss before income tax expense	(4,303)	(1,597)	(2,706)	169.4
Income tax expense	210	—	210	100.0
Net loss	(4,513)	(1,597)	(2,916)	182.6
Net income (loss) attributable to noncontrolling interests	—	207	(207)	(100.0)
Net loss attributable to Stabilis Energy, Inc.	$(4,513)	$(1,804)	$(2,709)	150.2%

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

	Six Months Ended June 30,		Change	% Change
	2020	2019
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
LNG product	$12,015	$18,953	$(6,938)	(36.6)%
Rental, service and other	4,540	5,117	(577)	(11.3)
Total revenues	16,555	24,070	(7,515)	(31.2)
Operating expenses:
Costs of LNG product	8,648	13,098	(4,450)	(34.0)
Costs of rental, service and other	2,573	3,110	(537)	(17.3)
Selling, general and administrative	4,595	4,203	392	9.3
Depreciation	4,469	4,585	(116)	(2.5)
Total operating expenses	20,285	24,996	(4,711)	(18.8)
Loss from operations before equity income	$(3,730)	$(926)	$(2,804)	(302.8)%

Power Delivery Segment
Our Power Delivery segment provides power delivery solutions to the global energy industry through our subsidiary in Brazil and our joint venture in China.

	Six Months Ended June 30,		Change	% Change
	2020	2019
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
Rental, service and other	$2,286	$—	$2,286	—%
Total Revenues	2,286	—	2,286	—
Operating Expenses:
Costs of rental, service and other	2,135	—	2,135	—
Selling, general and administrative	959	—	959	—
Depreciation	67	—	67	—
Total operating expenses	3,161	—	3,161	—
Loss from operations before equity income	(875)	—	(875)	—
Net equity income from foreign joint ventures' operations:
Income from equity investments in foreign joint ventures	887	—	887	—
Foreign joint venture's operations related expenses	(113)	—	(113)	—
Net equity income from foreign joint ventures' operations	774	—	774	—
Loss from operations	$(101)	$—	$(101)	—%
Revenue
LNG Product Revenue. During the Current Year LNG Product revenues decreased $6.9 million or 37% versus the Prior Year primarily due to reduced activity with oilfield and other customers during the second quarter of 2020 as a result of the COVID-19 pandemic and the related impact on overall economic activity, particularly oil and gas exploration and production activity. Lower overall natural gas prices also contributed to the decrease.
Rental, Service, and Other Revenue. Rental, service and other revenues increased by $1.7 million or 33% in the Current Year compared to Prior Year primarily due to the completion of the Share Exchange transaction with American Electric, which contributed $2.3 million of revenue, partially offset by decreased revenue with oil and gas customers in the LNG segment.
Operating Expenses
Cost of LNG Product. Cost of LNG Product in the Current Year decreased $4.5 million or 34%. As a percentage of LNG Product Revenue, the costs decreased by 4% due to reduced plant efficiency in the Current Year.
Cost of Rental, Service, and Other Revenue. This cost increased $1.6 million or 51% in the Current Year, primarily due to the completion of the Share Exchange with American Electric subsequent to the Prior Year which contributed an additional $2.1 million compared to the Prior Year.
Selling, general and administrative. Selling, general and administrative expense increased $1.4 million or 32% during the Current Year as compared to the Prior Year. The increase results primarily from the consolidation of American Electric and

Diversenergy and additional costs related to the Company’s transition to a public company, all of which occurred subsequent to the Prior Year.
Depreciation. Depreciation expense was consistent with Prior Year.
Net Equity Income From Foreign Joint Ventures' Operations
Income from Investments in Foreign Joint Ventures. Income from investments in foreign joint ventures was $0.9 million in the Current Year as a result of the Share Exchange with American Electric which occurred subsequent to the Prior Year. There was no income or loss from investment in foreign joint ventures in the Prior Year.
Operating expenses related to foreign joint ventures. Operating expenses related to BOMAY were $0.1 million in the Current Year. There were no operating expenses related to foreign joint ventures in the Prior Year.
Other Income (Expense)
Interest expense, net. Interest expense in the Current Year was consistent with the Prior Year.
Interest expense, net - related parties. Related party interest expense decreased $0.1 million during the Current Year as compared to the Prior Year primarily due to the cancellation of Chart Industries indebtedness in exchange for Stabilis common stock subsequent to the Prior Year.
Other income. Other income was $25 thousand in the Current Year compared to expense of $63 thousand in the Prior Year due to the reversal of operational accruals in Brazil.
Gain on the disposal of fixed assets. The gain from disposal of rolling stock was $11 thousand in the Current Year. No assets were disposed in the Prior Year.
Income tax expense. The Company incurred foreign tax expense of $0.2 million during the Current Year primarily related to foreign taxes paid in connection with the cash dividend received from our BOMAY joint venture. No income tax expense was incurred in the Prior Year.
Liquidity and Capital Resources
Overview
As of June 30, 2020, we had $7.1 million in cash and cash equivalents on hand and $10.9 million in outstanding debt and finance lease obligations (of which $5.2 million is due in the next twelve months).
We have historically funded the business primarily through cash flows from operations, short-term notes payable, debt from finance companies and related parties, and capital contributions. We have used a portion of our cash flows to invest in fixed assets to support growth. We have also used cash to pay interest and principal amounts outstanding under our borrowings.
The Company is subject to substantial business risks and uncertainties inherent in the LNG industry. In the second quarter of 2020, the Company experienced a significant reduction in revenues, particularly from its customers in the upstream oil and gas sector, due to the business shutdowns and general economic slowdown resulting from the COVID-19 pandemic. The ultimate length and severity of this slowdown is not yet known. Additionally, the impact of the COVID-19 pandemic has created additional uncertainties regarding the future demand for LNG from our customers. There is no assurance that the Company will be able to generate sufficient cash flows in the future to sustain itself or to support future growth. While the Company has implemented a number of cost control measures, including headcount reductions, temporary salary reductions, travel reductions, elimination of certain consultants, and other measures to adjust to anticipated activity levels and maintain adequate liquidity, there can be no assurance that these steps will be sufficient mitigate the impact of the COVID-19 pandemic. Management may implement further similar cost control measures, as necessary, but there can be no assurances that such measures will be effective.
The Company has recently seen an increase in Mexico pipeline and utility opportunities. Accordingly, management believes the business will generate sufficient cash flows from its operations to fund the business for the next 12 months.

Cash Flows
Cash flows provided by (used in) our operating, investing and financing activities are summarized below (in thousands):

	Six Months Ended June 30,
	2020	2019
	(unaudited)
	(In thousands)
Net cash provided by (used in):
Operating activities	$4,323	$4,879
Investing activities	(269)	(1,577)
Financing activities	(815)	(1,632)
Effect of exchange rate changes on cash	(162)	—
Net increase (decrease) in cash and cash equivalents	3,077	1,670
Cash and cash equivalents, beginning of period	3,979	1,247
Cash and cash equivalents, end of period	$7,056	$2,917
Operating Activities
Net cash provided by operating activities totaled $4.3 million for the six months ended June 30, 2020 compared to $4.9 million for the same period 2019. The decrease in net cash provided by operating activities of $0.6 million as compared to the Prior Year was primarily attributable to a higher net loss, partially offset by $1.8 million net cash dividend received from our BOMAY joint venture, and lower net working capital requirements.
Investing Activities
Net cash used in investing activities totaled $0.3 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively. The change was due to $1.5 million of equipment purchases in the first six months of 2019. There was less than $0.3 million of equipment purchased in the first six months of 2020.
Financing Activities
Net cash used in financing activities totaled $0.8 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively. The reduction of $0.8 million compared to the Prior Year was primarily attributable to proceeds of $1.1 million received as a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act.
Sources of Liquidity and Capital Resources
Our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, and distributions from our BOMAY joint venture. In addition, the Company obtained equipment financing from MG Finance, a related party, and received the Payroll Protection Loan of $1.1 million. The Company is evaluating additional financing alternatives.
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

Debt Level and Debt Compliance
We had total indebtedness of $8.5 million in principal as of June 30, 2020 with the expected maturities as follows (in thousands).

June 30, 2020
Remainder 2020	$1,352
2021	3,965
2022	3,147
2023	—
2024	—
Thereafter	—
Total long-term debt, including current maturities	$8,464
We expect our total interest payment obligations relating to our indebtedness to be approximately $0.9 million for the year ending December 31, 2020. Certain of the agreements governing our outstanding debt have certain covenants with which we must comply. As of June 30, 2020, we were in compliance with all of these covenants.
Off-Balance Sheet Arrangements
As of June 30, 2020, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
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
Income Taxes
Deferred income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized.

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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2020 at the reasonable assurance level.
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
ITEM 1A. RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 16, 2020 (“Form 10-K”) and our Quarterly Report on From 10-Q for the
quarter ended March 31, 2020 filed with the Securities and Exchange Commission on May 7, 2020 (the “Form 10-Q”), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. During the three months ended June 30, 2020, there have been no material changes in our risk factors disclosed in our Form 10-K and Form 10-Q, except for the following:

The continued spread of a contagious illness such as a novel coronavirus (“COVID-19”), may adversely affect our business, operations and financial condition.
The responses of governmental authorities and companies across the world to reduce the spread of the COVID-19 pandemic have significantly reduced global economic activity. Various containment measures, which have included business closures, work stoppages, shuttering of public spaces and events and/or severe restrictions of global and regional travel, among others, while aiding in the prevention of further spread of the virus, have resulted in the slowing of economic growth, reduced demand for crude oil and natural gas and the disruption of global manufacturing supply chains. As the COVID-19 outbreak is still evolving, much of its impact remains unknown.
Effects of the current pandemic include, or may include, among others:

•deterioration of worldwide, regional or national economic conditions and activity, which could further reduce or prolong the recent significant declines in energy prices, or adversely affect global demand for LNG and natural gas;
•disruptions to our operations as a result of the potential health impact on our employees and crew, and on the workforces of our customers and business partners;
•potential reduced cash flows and financial condition, including potential liquidity constraints;
•negative impact on the credit worthiness of our customers and contractual counterparties;
•reduced access to capital, including the ability to refinance any existing obligations, as a result of any credit tightening generally or due to continued declines in global financial markets;
•disruptions, delays or cancellations in the construction of new LNG and natural gas projects, which could limit or adversely affect our ability to pursue future growth opportunities; and
•potential deterioration in the financial condition and prospects of our customers or joint venture partners, or attempts by customers or third parties to invoke force majeure contractual clauses as a result of delays or other disruptions.
The Company has implemented a number of cost control measures, including headcount reductions, temporary salary reductions and other measures to adjust to anticipated activity levels and maintain adequate liquidity. However, there can be no assurance that these steps will be sufficient mitigate the impact of the COVID-19 pandemic. The Company will continue to monitor the developments relating to COVID-19 and will follow health and safety guidelines as they evolve. Management may implement further similar cost control measures, as necessary, but there can be no assurances that such measures will be effective.
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

Our ability to maintain our liquidity may be materially and adversely affected if we are unable to access the capital markets or if any significant customer fails to perform its contractual obligations for any reason.
The COVID-19 pandemic has increased volatility and caused negative pressure in the capital and credit markets. As a result, we may not have access in the current environment to the capital markets or financing on terms we would find favorable, if at all. Furthermore, as a result of the disruptions caused by the pandemic and the volatility in the energy markets, we believe we are exposed to heightened credit and performance risk of our customers and contractual counterparties. Our ability to generate cash is substantially dependent upon the performance by customers under contracts that we have entered into, and we could be materially and adversely affected if any significant customer fails to perform its contractual obligations for any reason.

Outbreaks of infectious diseases, such as the outbreak of COVID-19, at one or more of our facilities could adversely affect our operations.
Federal, state and local governments have enacted various measures to try to contain the outbreak of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. Our facility in George West, Texas, as well as our M&I Brazil subsidiary in Brazil, and our 40% interest in BOMAY, a joint venture in China, are critical infrastructure and have continued to operate during the outbreak, which means that we must keep our employees who operate our facilities safe and minimize unnecessary risk of exposure to the virus. In response, we have taken certain precautionary measures to protect the continued safety and welfare of our employees who continue to work at our facilities and have modified certain business and workforce practices, such as implementing work from home policies where appropriate. The measures taken to prevent an outbreak at our facilities may result in increased costs. If a large number of our employees in those critical facilities were to contract COVID-19 at the same time, our operations could be adversely affected.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
(a) Index to Exhibits

Exhibit No.	Exhibit Description

2.1
(1) Share Exchange Agreement, dated December  17, 2018, by and among American Electric Technologies, Inc., LNG Investment Company, LLC, AEGIS NG LLC, Stabilis Energy, LLC, and PEG Partners, LLC (Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 24, 2018)

2.2
(1) Amendment dated May  8, 2019 to the Share Exchange Agreement concerning the business combination with Stabilis (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed May 9, 2019)

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

4.3
Investors Rights Agreement between Registrant and JCH Crenshaw Holdings, LLC dated May  2, 2012 (Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

4.4
Registration Rights Agreement between Registrant and JCH Crenshaw Holdings, LLC dated May  2, 2012 (Incorporated by reference to Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

4.5
Warrant to Purchase Common Stock dated November 13, 2017, issued to HD Special-Situations III, LP (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017)

4.6
Registration Rights Agreement dated November  13, 2017 between Registrant and HD Special-Situations III, LP (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017)

4.7
Voting Agreement, dated as of December  17, 2018, by and among JCH Crenshaw Holdings, LLC and certain stockholders of Registrant (Incorporated by reference to Exhibit B of Amendment No. 8 to Schedule 13D filed by JCH Crenshaw Holdings, LLC and J.  Casey Crenshaw on December 28, 2018)

4.8
Registration Rights Agreement dated July  26, 2019, by and among Registrant, LNG Investment Company, LLC, and AEGIS NG LLC (Incorporated by Reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 1, 2019)

4.9
Registration Rights Agreement dated as of August 20, 2019, by and among Registrant and the Investors named therein (Incorporated by Reference to Exhibit 4.9 to Registrant's Registration Statement on Form S-1 filed September 11, 2019)

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

(1)Exhibits and schedules to the Share Exchange Agreement and Amendment have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the U.S. Securities and Exchange Commission.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2020

STABILIS ENERGY, INC.

By:	/s/ James C. Reddinger
James C. Reddinger
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)