Form 10-Q
period 2020-09-30
Stabilis Solutions, Inc.
filed 2020-11-12
CIK 1043186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO
Commission File No. 000-24575
____________________
STABILIS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
____________________

Florida	59-3410234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10375 Richmond Avenue, Suite 700, Houston, TX 77042
(Address of principal executive offices, including zip code)
(832) 456-6500
(Registrant’s telephone number, including area code)
Stabilis Energy, Inc.
(Former name)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2020, there were 16,896,626 outstanding shares of our common stock, par value $.001 per share.

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES
FORM 10-Q Index
For the Quarterly Period Ended September 30, 2020

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$3,410	$3,979
Accounts receivable, net	1,993	5,945
Inventories, net	161	209
Prepaid expenses and other current assets	3,712	3,583
Total current assets	9,276	13,716
Property, plant and equipment, net	53,852	60,363
Right-of-use assets	881	965
Goodwill	4,453	4,453
Investments in foreign joint ventures	10,316	10,521
Other noncurrent assets	306	308
Total assets	$79,084	$90,326
Liabilities and Equity
Current liabilities:
Current portion of long-term notes payable	$447	$—
Current portion of long-term notes payable - related parties	2,737	1,000
Current portion of finance lease obligation - related parties	1,312	3,440
Current portion of operating lease obligations	383	364
Short-term notes payable	744	558
Accrued liabilities	4,116	5,018
Accounts payable	3,273	4,728
Total current liabilities	13,012	15,108
Long-term notes payable, net of current portion	633	—
Long-term notes payable, net of current portion - related parties	3,340	6,077
Finance lease obligations, net of current portion - related parties	—	648
Long-term portion of operating lease obligations	565	650
Deferred compensation	72	—
Deferred income taxes	32	—
Total liabilities	17,654	22,483
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred Stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 16,896,626 and 16,800,612 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively (Note 14)	17	17
Additional paid-in capital	91,092	90,748
Accumulated other comprehensive loss	(402)	(291)
Accumulated deficit	(29,277)	(22,631)
Total stockholders’ equity	61,430	67,843
Total liabilities and equity	$79,084	$90,326
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
LNG product	$6,594	$7,919	$18,609	$26,872
Rental, service and other	1,073	1,224	5,613	6,341
Power delivery	1,352	1,371	3,638	1,371
Total revenues	9,019	10,514	27,860	34,584
Operating expenses:
Costs of LNG product	5,044	5,441	13,692	19,051
Costs of rental, service and other	808	1,095	3,381	3,538
Costs of power delivery	996	1,144	3,131	1,144
Selling, general and administrative expenses	2,338	3,781	7,892	8,139
Depreciation expense	2,266	2,307	6,802	6,892
Total operating expenses	11,452	13,768	34,898	38,764
Loss from operations before equity income	(2,433)	(3,254)	(7,038)	(4,180)
Net equity income from foreign joint ventures' operations:
Income from equity investments in foreign joint ventures	642	187	1,529	187
Foreign joint ventures' operations related expenses	(69)	(52)	(182)	(52)
Net equity income from foreign joint ventures' operations	573	135	1,347	135
Loss from operations	(1,860)	(3,119)	(5,691)	(4,045)
Other income (expense):
Interest expense, net	(2)	(33)	(28)	(37)
Interest expense, net - related parties	(199)	(306)	(681)	(910)
Other income (expense)	(31)	124	(6)	61
Gain from disposal of fixed assets	—	17	11	17
Total other income (expense)	(232)	(198)	(704)	(869)
Loss before income tax expense	(2,092)	(3,317)	(6,395)	(4,914)
Income tax expense	41	38	251	38
Net loss	(2,133)	(3,355)	(6,646)	(4,952)
Net income attributable to noncontrolling interests	—	—	—	207
Net loss attributable to Stabilis Solutions, Inc.	$(2,133)	$(3,355)	$(6,646)	$(5,159)

Common Stock Data:
Net loss per common share:
Basic and diluted	$(0.13)	$(0.22)	$(0.39)	$(0.37)
Weighted average number of common shares outstanding:
Basic and diluted	16,896,626	15,070,733	16,867,939	13,816,341
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(2,133)	$(3,355)	$(6,646)	$(4,952)
Foreign currency translation adjustment	424	(530)	(111)	(530)
Total comprehensive loss	(1,709)	(3,885)	(6,757)	(5,482)
Total comprehensive income attributable to noncontrolling interest	—	—	—	207
Total comprehensive loss attributable to Stabilis Solutions, Inc.	$(1,709)	$(3,885)	$(6,757)	$(5,689)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2019	16,800,612	$17	$90,748	$(291)	$(22,631)	$—	$67,843
Common stock issued	34,706	—	—	—	—	—	—
Stock-based compensation	—	—	19	—	—	—	19
Net loss	—	—	—	—	(1,050)	—	(1,050)
Other comprehensive loss	—	—	—	(619)	—	—	(619)
Balance at March 31, 2020	16,835,318	17	90,767	(910)	(23,681)	—	66,193
Common stock issued	61,308	—	—	—	—	—	—
Stock-based compensation	—	—	139	—	—	—	139
Net loss	—	—	—	—	(3,463)	—	(3,463)
Other comprehensive income	—	—	—	84	—	—	84
Balance at June 30, 2020	16,896,626	17	90,906	(826)	(27,144)	—	$62,953
Common stock issued	—	—	—	—	—	—	—
Stock-based compensation	—	—	186	—	—	—	186
Net loss	—	—	—	—	(2,133)	—	(2,133)
Other comprehensive income	—	—	—	424	—	—	424
Balance at September 30, 2020	16,896,626	$17	$91,092	$(402)	$(29,277)	$—	$61,430

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2018	13,178,750	$13	$68,244	$—	$(16,916)	$1,323	$52,664
Net loss	—	—	—	—	(738)	179	(559)
Balance at March 31, 2019	13,178,750	13	68,244	—	(17,654)	1,502	52,105
Net loss	—	—	—	—	(1,066)	28	(1,038)
Balance at June 30, 2019	13,178,750	13	68,244	—	(18,720)	1,530	51,067
Recapitalization due to reverse merger	1,466,092	1	12,618	—	—	(1,530)	11,089
Shares issued in extinguishment of debt	1,470,807	2	6,887	—	—	—	6,889
Shares issued in acquisition of Diversenergy	684,963	1	2,999	—	—	—	3,000
Net loss	—	—	—	—	(3,355)	—	(3,355)
Other comprehensive loss	—	—	—	(530)	—	—	(530)
Balance at September 30, 2019	16,800,612	$17	$90,748	$(530)	$(22,075)	$—	$68,160
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,646)	$(4,952)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,802	6,892
Deferred income tax expense	41	—
Stock-based compensation expense	344	—
Bad debt expense	144	147
Gain on disposal of fixed assets	(11)	(17)
Gain on extinguishment of debt	—	(116)
Income from equity investment in joint venture	(1,529)	(187)
Distributions from equity investment in joint venture	2,054	—
Deferred compensation costs	72	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,629	1,823
Due to (from) related parties	—	113
Inventories	48	67
Prepaid expenses and other current assets	(396)	(1,184)
Accounts payable and accrued liabilities	(2,085)	1,117
Other	—	18
Net cash provided by operating activities	2,467	3,721
Cash flows from investing activities:
Acquisition of fixed assets	(327)	(2,103)
Proceeds on sales of fixed assets	12	125
Acquisition of American Electric, net of cash received	—	(1,876)
Acquisition of Diversenergy, net of cash received	—	611
Net cash used in investing activities	(315)	(3,243)
Cash flows from financing activities:
Proceeds on long-term borrowings	1,080	—
Proceeds on long-term borrowings from related parties	—	5,000
Payments on long-term borrowings from related parties	(3,776)	(2,582)
Proceeds from short-term notes payable	776	767
Payments on short-term notes payable	(644)	(394)
Net cash provided by (used in) financing activities	(2,564)	2,791
Effect of exchange rate changes on cash	(157)	—
Net increase (decrease) in cash and cash equivalents	(569)	3,269
Cash and cash equivalents, beginning of period	3,979	1,247
Cash and cash equivalents, end of period	$3,410	$4,516

Supplemental disclosure of cash flow information:
Interest paid	$834	$1,108
Income taxes paid	210	—
Non-cash investing and financing activities:
Extinguishment of long-term debt through issuance of common stock	$—	$7,000
The accompanying notes are an integral part of the condensed consolidated financial statements

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Overview and Basis of Presentation
Overview
Stabilis Solutions, Inc. and its subsidiaries (the “Company”, “Stabilis”, “our”, “us” or “we”) produce, market, and sell liquefied natural gas (“LNG”). The Company also resells liquefied natural gas from third parties and provides services, transportation, and equipment to customers. The Company changed its name from Stabilis Energy, Inc. to Stabilis Solutions, Inc. on October 9, 2020.
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
The Company also provides power delivery equipment and services through its subsidiary in Brazil, M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”) and its 40% interest in a joint venture in China, BOMAY Electric Industries Co., Ltd. (“BOMAY”).
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
All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Condensed Consolidated Financial Statements (Unaudited), all dollar amounts in tabulations are in thousands, unless otherwise indicated.
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
These factors were reviewed by management to determine if there was substantial doubt as to the Company’s ability to continue as a going concern. Management concluded that its plan to address the Company’s liquidity issues would allow it to continue as a going concern. A number of cost control measures have been implemented, including headcount reductions, temporary salary reductions, travel reductions, elimination of certain consultants, and other measures to adjust to anticipated activity levels and maintain adequate liquidity. Furthermore, the Company has recently seen a resumption of activity with existing customers as well as new revenue opportunities, particularly in Mexico. Accordingly, management believes the business will generate sufficient cash flows from its operations to fund the business for the next 12 months.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the carrying amount of contingencies, valuation allowances for receivables, inventories, and deferred income tax assets, valuations assigned to assets and liabilities in business combinations, and impairments of long-lived assets. Actual results could differ from those estimates, and these differences could be material to the condensed consolidated financial statements.
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
3. Acquisitions
American Electric Technologies, Inc (“American Electric”). On July 26, 2019, we completed the Share Exchange with American Electric and its subsidiaries and began operating under the name Stabilis Energy, Inc., since changed to Stabilis Solutions, Inc. Because the former owners of Stabilis Energy, LLC owned 88.4% of the voting stock of the combined company immediately following the effective date and certain other factors, including that directors designated by LNG Investment, parent of Stabilis Energy, LLC, constituted a majority of the board of directors, Stabilis Energy, LLC is treated as the acquiror of American Electric in the Share Exchange for accounting purposes. As a result, the Share Exchange is treated by American Electric as a reverse acquisition under the purchase method of accounting in accordance with US GAAP.
The aggregate consideration paid in connection with the Share Exchange was allocated to American Electric’s tangible and intangible assets and liabilities based on their fair values at the time of the completion of the Share Exchange. The assets and liabilities and results of operations of American Electric are consolidated into the results of operations of Stabilis as of the completion of the Share Exchange.
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
Diversenergy, LLC (“Diversenergy”). On August 20, 2019, we completed our acquisition of Diversenergy and its subsidiaries. We purchased all of the issued and outstanding membership interests of Diversenergy for total consideration of 684,963 shares of Company common stock valued at $3.0 million as of the closing date and $2.0 million in cash, subject to adjustments for Diversenergy’s net working capital as of the closing date. Diversenergy specializes in LNG distribution, providing LNG to customers which use it as a fuel in mobile high horsepower applications and to customers which do not have natural gas pipeline access. The completion of the acquisition will expand the Company's presence in the distributed LNG and compressed natural gas (“CNG”) markets in Mexico.
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

Proforma Results from Acquisitions (unaudited)
The following unaudited consolidated pro forma information is presented as if the above acquisitions had occurred on January 1, 2019 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Revenue	$11,302	$38,543
Net loss	(4,402)	(5,846)
This unaudited pro forma amounts above have been compiled from current and historical financial statements and is not necessarily indicative of the results that actually would have been achieved had the transaction occurred as of January 1, 2019 or of future operating results.
4. Revenue Recognition
Disaggregated Revenues
The table below presents revenue disaggregated by source, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
LNG Product	$6,594	$7,919	$18,609	$26,872
Rental	737	759	4,012	4,340
Service	187	7	593	689
Power Delivery	1,352	1,371	3,638	1,371
Other	149	458	1,008	1,312
	$9,019	$10,514	$27,860	$34,584
See Note 5—Business Segments, below, for additional disaggregation of revenue.

Contract Liabilities
The Company recognizes contract liabilities upon receipt of payments for which the performance obligations have not been fulfilled at the reporting date, resulting in deferred revenue. Contract liabilities are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The following table presents the changes in the Company’s contract liabilities for the periods ended September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Balance at beginning of period	$185	$93
Cash received, excluding amounts recognized as revenue	694	185
Amounts recognized as revenue	(477)	(93)
Balance at end of period	$402	$185
The Company has no other material contract assets or liabilities and contract costs.

5. Business Segments
The Company’s revenues are derived from two operating segments: LNG and Power Delivery. The LNG segment supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG. The Power Delivery segment provides power delivery equipment and services through our subsidiary in Brazil and in China through our 40% interest in BOMAY.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	(in thousands)			(in thousands)
	LNG	Power Delivery	Total	LNG	Power Delivery	Total

Revenues	$7,667	$1,352	$9,019	$24,222	$3,638	$27,860
Depreciation	2,237	29	2,266	6,706	96	6,802
Loss from operations before equity income	(2,179)	(254)	(2,433)	(5,909)	(1,129)	(7,038)
Net equity income from foreign joint ventures' operations	—	573	573	—	1,347	1,347
Income (loss) from operations	(2,179)	319	(1,860)	(5,909)	218	(5,691)
Net income (loss)	(2,458)	325	(2,133)	(6,678)	32	(6,646)

	September 30, 2020
		(in thousands)
	LNG	Power Delivery	Total
Total assets	$65,582	$13,502	$79,084

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	(in thousands)			(in thousands)
	LNG	Power Delivery	Total	LNG	Power Delivery	Total
Revenues	$9,143	$1,371	$10,514	$33,213	$1,371	$34,584
Depreciation	2,277	30	2,307	6,862	30	6,892
Loss from operations before equity income	(2,988)	(266)	(3,254)	(3,914)	(266)	(4,180)
Net equity income from foreign joint ventures' operations	—	135	135	—	135	135
Income (loss) from operations	(2,988)	(131)	(3,119)	(3,914)	(131)	(4,045)
Net loss	(3,209)	(146)	(3,355)	(4,806)	(146)	(4,952)

	December 31, 2019
		(in thousands)
	LNG	Power Delivery	Total
Total assets	$75,883	$14,443	$90,326

Our operating segments offer different products and services and are managed separately as business units. Cash, cash equivalents and investments are not managed centrally, so the gains and losses on foreign currency remeasurement, and interest and dividend income, are included in the segments’ results.
6. Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid LNG	$55	$189
Prepaid insurance	967	698
Prepaid supplier expenses	295	229
Other receivables	2,046	1,655
Deposits	192	347
Other	157	465
Total prepaid expenses and other current assets	$3,712	$3,583
7. Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Liquefaction plants and systems	$40,830	$40,617
Real property and buildings	1,603	1,794
Vehicles and tanker trailers and equipment	46,904	46,597
Computer and office equipment	506	453
Construction in progress	174	409
Leasehold improvements	30	31
	90,047	89,901
Less: accumulated depreciation	(36,195)	(29,538)
	$53,852	$60,363
Depreciation expense for the nine months ended September 30, 2020 and 2019 totaled $6.8 million and $6.9 million, respectively, of which all is included in the unaudited condensed consolidated statements of operations as its own and separate line item.

8. Goodwill
The following presents changes in goodwill during 2019 (in thousands):

Goodwill
December 31, 2018	$—
Acquisition of American Electric	139
Acquisition of Diversenergy	4,314
December 31, 2019	4,453
Business acquisitions during the third quarter of 2019 account for the balance of goodwill as of September 30, 2020. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. We completed our annual goodwill impairment test as of September 30, 2020 and no impairments were identified.
See Note 3—Acquisitions for discussion of the acquisitions.
9. Investments in Foreign Joint Ventures
BOMAY. The Company holds a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), which owns 51%. The remaining 9% is owned by AA Energies, Inc.
The Company made no sales to its joint venture in the nine months ended September 30, 2020 and 2019.
Below is summary financial information for BOMAY at September 30, 2020 and December 31, 2019, and operational results for the three and nine months ended September 30, 2020 and for the period from July 27, 2019 to September 30, 2019 in U.S. dollars (in thousands, unaudited):

	September 30, 2020	December 31, 2019
Assets:
Total current assets	$60,324	$81,247
Total non-current assets	5,675	5,775
Total assets	$65,999	$87,022
Liabilities and equity:
Total liabilities	$37,597	$58,176
Total joint ventures’ equity	28,402	28,846
Total liabilities and equity	$65,999	$87,022

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Revenue	$17,641	$44,844
Gross Profit	3,224	7,456
Earnings	1,663	3,662

July - September 30,
2019
Revenue	$8,466
Gross Profit	1,668
Earnings	467

The following is a summary of activity in our investment in BOMAY for the nine months ended September 30, 2020 and for the period from July 27, 2019 to December 31, 2019 in U.S. dollars (in thousands, unaudited):

	September 30, 2020	July 27, 2019 to December 31, 2019
Investments in BOMAY (1) (2)
Balance at the beginning of the period	$9,333	$9,333
Undistributed earnings:
Balance at the beginning of the period	1,257	—
Equity in earnings	1,529	1,257
Dividend distributions	(2,054)	—
Balance at end of period	732	1,257
Foreign currency translation:
Balance at the beginning of the period	(69)	—
Change during the period	320	(69)
Balance at end of period	251	(69)
Total investment in BOMAY at end of period	$10,316	$10,521
________
(1)Accumulated statutory reserves in equity method investments of $2.66 million at September 30, 2020 and December 31, 2019 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.
(2)The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference of approximately $1.2 million will be accreted over the remaining eight year life of the joint venture. The Company accreted $97 thousand during the nine months ended September 30, 2020 which is included in income from equity investments in foreign joint ventures in the accompanying condensed consolidated statement of operations. As of September 30, 2020, accumulated accretion totaled $151 thousand.
The Company accounts for its investment in BOMAY using the equity method of accounting. Under the equity method, the Company’s share of the joint venture operations earnings or losses is recognized in the condensed consolidated statements of operations as equity income (loss) from foreign joint venture operations. Joint venture income increases the carrying value of the joint venture and joint venture losses reduce the carrying value. Dividends received from the joint venture reduce the carrying value. In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment adjustment is necessary at September 30, 2020.

10. Accrued Liabilities
    The Company’s accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Compensation and benefits	$1,709	$2,641
Professional fees	364	131
LNG fuel and transportation	1,051	1,582
Accrued interest	9	134
Contract liabilities	402	185
Other taxes payable	383	163
Other operating expenses	198	182
Total accrued liabilities	$4,116	$5,018

11. Debt
The Company’s carrying value of debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Unsecured promissory note	$1,080	$—
Secured term note payable - related party	1,077	2,077
Secured promissory note - related party	5,000	5,000
Insurance and other notes payable	744	558
Less: amounts due within one year	(3,928)	(1,558)
Total long-term debt	$3,973	$6,077
On May 8, 2020, the Company received loan proceeds of $1.1 million (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
 The Loan, which is in the form of a promissory note, dated May 8, 2020, between the Company and Cadence Bank, N.A. as the lender (the “Note”), matures on May 8, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing on December 2, 2020. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. While no assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part, management believes we currently meet the requirements and the Company intends to apply for forgiveness. With respect to any portion of the Loan that is not forgiven, the Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the Note.
During the nine months ended September 30, 2020 and 2019, the Company recorded interest expense as follows (in thousands):

	September 30, 2020	September 30, 2019
Unsecured promissory note	$4	$—
Secured term note payable - related party	57	339
Secured promissory note - related party	224	56
Insurance and other notes payable	24	34
Total interest expense	$309	$429
Certain of the agreements governing our outstanding debt have certain covenants with which we must comply. As of September 30, 2020, we were in compliance with all of these covenants.

12. Leases
The following table summarizes the supplemental balance sheet information related to lease assets and lease liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

	Classification	September 30, 2020	December 31, 2019
Assets
Operating lease assets	Right-of-use assets	$881	$965
Finance lease assets	Property and equipment, net of accumulated depreciation	8,425	9,302
Total lease assets		$9,306	$10,267
Liabilities
Current
Operating	Current portion of operating lease obligations	$383	$364
Finance	Current portion of finance lease obligation - related parties	1,312	3,440
Noncurrent
Operating	Long-term portion of operating lease obligation	565	650
Finance	Finance lease obligations, net of current portion - related parties	—	648
Total lease liabilities		$2,260	$5,102
The following table summarizes the components of lease expense for the three and nine months ended September 30, 2020 and 2019 (in thousands, unaudited):

Lease Cost	Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Operating lease cost	Cost of sales	$42	$29	$122	$116
Operating lease cost	Selling, general and administrative expenses	4	75	185	182
Finance lease cost
Amortization of leased assets	Depreciation	294	274	879	858
Interest on lease liabilities	Interest expense	104	170	400	510
Net lease cost		$444	$548	$1,586	$1,666
The following schedule presents the future minimum lease payments for our operating and finance obligations at September 30, 2020 (in thousands):

	Operating Leases	Finance Leases	Total
Remainder 2020	$139	$727	$866
2021	429	646	1,075
2022	172	—	172
2023	145	—	145
2024	149	—	149
Thereafter	25	—	25
Total lease payments	1,059	1,373	2,432
Less: Interest	(111)	(61)	(172)
Present value of lease liabilities	$948	$1,312	$2,260

Lease term and discount rates for our operating and finance lease obligations are as follows:

Lease Term and Discount Rate	September 30, 2020
Weighted-average remaining lease term (years)
Operating leases	3.1
Finance leases	0.3
Weighted-average discount rate
Operating leases	7.3%
Finance leases	8.9%
The following table summarizes the supplemental cash flow information related to leases for the nine months ended September 30, 2020 and 2019:

Other information	September 30, 2020	September 30, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$287	$298
Financing cash flows from finance leases	2,640	2,582
Interest paid	400	510
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,163	$1,173
13. Related Party Transactions
Other Purchases and Sales
During the nine months ended September 30, 2020 and 2019, the Company paid Applied Cryo Technologies, Inc. (“ACT”), a company owned 51% by Crenshaw Family Holdings International, Inc., $109 thousand and $413 thousand, respectively, for equipment, repairs and services. During the three months ended September 30, 2020 and 2019, the Company paid ACT $36 thousand and $255 thousand, respectively, for equipment repairs and services. The Company also sold $4 thousand of LNG to ACT during the three and nine months ended September 30, 2019. The Company had no sales to ACT during the three and nine months ended September 30, 2020. As of December 31, 2019, the Company had $4 thousand due from ACT included in accounts receivable on the condensed consolidated balance sheets. There was no receivable due from ACT as of September 30, 2020. As of September 30, 2020 and December 31, 2019, the Company had $13 thousand and $24 thousand, respectively, due to ACT included in accounts payable on the condensed consolidated balance sheets.
The Company purchases supplies and services from a subsidiary of The Modern Group. Casey Crenshaw is the beneficial owner of 25% of the Modern Group and is deemed to jointly control The Modern Group with family members. During the nine months ended September 30, 2020 and 2019, the Company made purchases of supplies and services from a subsidiary of The Modern Group totaling $213 thousand and $44 thousand, respectively. During the three months ended September 30, 2020 and 2019, the Company made purchases of supplies and services from a subsidiary of The Modern Group totaling $18 thousand and $13 thousand, respectively. There was no receivable due from The Modern Group as of September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019 the Company had $7 thousand and $22 thousand, respectively, due to The Modern Group included in accounts payable on the condensed consolidated balance sheets.
Chart Energy & Chemicals, Inc. (“Chart E&C”) beneficially owns 8.7% of our outstanding common stock. During the nine months ended September 30, 2020 and 2019, purchases from Chart E&C totaled $22 thousand and $64 thousand, respectively. During the three months ended September 30, 2020 and 2019, purchases from Chart E&C totaled $2 thousand and $64 thousand, respectively. As of December 31, 2019, the Company had $8 thousand due to Chart E&C included in accounts payable on the condensed consolidated balance sheets. There was no payable due to Chart E&C as of September 30, 2020

14. Commitments and Contingencies
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
Litigation, Claims and Contingencies
The Company carries liability insurance to cover its liability to third parties arising out of the operation of its vehicles and equipment and the limits are sufficient to cover any likely final judgment and to pay the cost of defending the cases. The Company may become party to various legal actions that arise in the ordinary course of its business that are not covered by liability insurance. The Company is also subject to audit by tax and other authorities for varying periods in various federal, state and local jurisdictions, and disputes may arise during the course of these audits. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any of these lawsuits, claims, proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, it is possible that such an outcome could have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations, or liquidity. The Company, does not, however, anticipate such an outcome and it believes the ultimate resolution of these matters will not have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity. Additionally, the Company currently expenses all legal costs as they are incurred.
In October 2018, American Electric received notification of a potential liability of $4.3 million associated with an asset purchase agreement to sell substantially all of its U.S. business assets and operations to Myers Power Products, Inc. (“Myers”). The contractual terms of the agreement included a provision for true-up of the net working capital, estimated as of the date of closing, to actual working capital as calculated by Myers and agreed to by American Electric. Any difference in the actual (conclusive) net working capital in relation to the estimated working capital at closing results in an adjustment to the purchase price. American Electric received notification from Myers of their actual working capital calculation. In the notification, Myers communicated a decrease of approximately $4.3 million in net working capital, in comparison to the estimated working capital used at contract closing. The contractual terms of the transaction provided that in the event Myers and American Electric could not agree to a conclusive net working capital adjustment, then all items remaining in dispute shall be submitted by either one of the parties within thirty (30) calendar days after the expiration of the resolution period to a national or regional independent accounting firm mutually acceptable to Myers and American Electric (the “Neutral Arbitrator”). The Neutral Arbitrator shall act as an arbitrator to determine the conclusive net working capital. The conclusive net working capital, once determined, may result in a purchase price adjustment due to Myers or to the Company. As of September 30, 2020, there have not been any updates to the potential liability. The Company is working with legal counsel to resolve the matter. The Company believes the ultimate resolution of this matter will not have a material adverse impact of the Company’s condensed consolidated financial position, results of operations, or liquidity.
In January of 2020, the Company received notification that its subsidiary, M&I Electric Industries, Inc. (“M&I”) has been named as a defendant in a class action lawsuit “Pelton Ray Barrett, et al. v. Arkema, Inc., et al.” as the result of a fire on August 31, 2017, on a site owned or operated by Arkema, Inc. allegedly resulting in chemical exposure. Other defendants in the suit, including M&I are alleged to have been responsible for the installation, repair, design, and/or maintenance of the electrical, refrigeration and environmental systems required to mitigate damages from the release of chemicals. The Company, through its insurance providers, has engaged outside legal counsel to defend against these claims. The Company believes the ultimate resolution of this matter will not have a material adverse impact on the Company’s condensed consolidated financial position, results of operations, or liquidity.
15. Stockholders’ Equity
Issuances of Common Stock
The Company is authorized to issue up to 37,500,000 shares of Common Stock, $0.001 par value per share.
In February 2020, the Company issued 34,706 shares of common stock to former directors as payment for services rendered as members of the American Electric Board of Directors (see Note 16—Stock-Based Compensation for further discussion).

In April 2020, the Company issued 61,308 shares of common stock to independent directors as payment for services rendered as members of the Company's Board of Directors (see Note 16—Stock-Based Compensation for further discussion).
Issuances of Warrants
As of September 30, 2020, the Company had outstanding Warrants to purchase 62,500 shares of our common stock as follows:

Date of Issuance	No. of Warrants	Exercise Price	Expiration Date
Nov. 13, 2017	62,500	$18.08	Nov. 13, 2022

16. Stock-Based Compensation
Restricted Stock Awards
Independent directors receive 50% of their retainer fee as Restricted Stock Awards (“RSAs”). The RSAs are issued immediately upon grant and are subject to a one year vesting period and other restrictions.
During the nine months ended September 30, 2020, the Company granted 61,308 RSAs to independent directors under the Company's 2019 Long Term Incentive Plan (the “2019 Plan”). The fair value of the RSAs on the date of grant was $150 thousand based on the previous day closing price of our common stock as reported on the OTCQX Best Market on the grant date. The Company recognized $38 thousand and $95 thousand in stock-based compensation costs for the three and nine months ended September 30, 2020, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations.
As of September 30, 2020, the Company had $55 thousand of unrecognized compensation costs related to our Board of Directors grants, which is expected to be recognized over a weighted average period of less than one year.
Restricted Stock Units
During the nine months ended September 30, 2020, the Company granted 781,000 Restricted Stock Units (“RSUs”) to employees under the 2019 Plan. The fair value of the RSUs on the date of grant was $1.4 million based on the previous day closing price of our common stock as reported on the OTCQX Best Market on the grant date. The Company recognized $148 thousand and $249 thousand in stock-based compensation costs for the three and nine months ended September 30, 2020, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. The Company recognized 2,500 forfeitures as a reduction of expense previously recorded as general and administrative expenses in the condensed consolidated statements of operations during the nine months ended September 30, 2020.
As of September 30, 2020, the Company had $1.1 million of unrecognized compensation costs related to our RSUs, which is expected to be recognized over a weighted average period of less than three years.
17. Income Taxes
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
The Company’s effective tax rate for the nine months ended September 30, 2020 and 2019 was 0.6% and 0.8%, respectively. The 2020 rate reflects state and foreign income taxes and the Company’s deferred federal income tax benefit generated from an expected net operating loss, offset by a change in the valuation allowance on net deferred tax assets.
18. Subsequent Events
At the Annual Meeting of Stockholders of the Company held on September 17, 2020, the stockholders of the Company authorized an amendment to the Articles of Incorporation to change the name of the Company to Stabilis Solutions, Inc. On

October 9, 2020, Amended and Restated Articles of Incorporation were filed by the Secretary of State of Florida and our common stock began trading under the name Stabilis Solutions, Inc. on October 19, 2020. The change of name did not result in changes to the Company’s ticker symbol, or the CUSIP number for the Company’s outstanding shares of common stock. Accordingly, our common stock will continue to be traded on the OTCQX Best Market under the ticker symbol “SLNG”.

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
Stabilis seeks to provide our customers with safe, reliable and cost effective LNG fueling solutions and power delivery equipment and services. We provide multiple products and services to our customers, including:
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
Power Delivery Solutions—As a result of the business combination with American Electric, Stabilis provides power delivery equipment and services for the oil and gas, marine vessel, power generation and broad industrial market segments in Brazil, and builds electrical systems for sale in China through our 40% interest in BOMAY.

Background
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
On August 20, 2019, we completed our acquisition of Diversenergy, LLC (“Diversenergy”) and its subsidiaries, creating what we believe will be one of the leading LNG marketing and distribution companies in Mexico. Diversenergy specializes in LNG distribution, providing LNG to customers who use it as a fuel in mobile high horsepower applications and to customers who do not have natural gas pipeline access. We purchased all of the issued and outstanding membership interests of Diversenergy for total consideration of 684,963 shares of Company common stock and $2.0 million in cash. The completion of the acquisition expanded the Company's presence in the distributed LNG and compressed natural gas (“CNG”) markets in Mexico.
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
The Company has implemented a number of cost control measures, including headcount reductions, temporary salary reductions, travel reductions, elimination of certain consultants, and other measures to adjust to anticipated activity levels and maintain adequate liquidity. However, there can be no assurance that these steps will be sufficient to mitigate the impact of the COVID-19 pandemic. The Company will continue to monitor the developments relating to COVID-19, and will follow health and safety guidelines as they evolve. Management may implement further similar cost control measures, as necessary, but there can be no assurances that such measures will be effective.
At the Annual Meeting of Stockholders of the Company held on September 17, 2020, the stockholders of the Company authorized an amendment to the Articles of Incorporation to change the name of the Company to Stabilis Solutions, Inc. On October 9, 2020, Amended and Restated Articles of Incorporation were filed by the Secretary of State of Florida and our common stock began trading under the name Stabilis Solutions, Inc. on October 19, 2020. The change of name did not result in changes to the Company’s ticker symbol, or the CUSIP number for the Company’s outstanding shares of common stock. Accordingly, our common stock will continue to be traded on the OTCQX Best Market under the ticker symbol “SLNG”.

Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table reflects line items from the accompanying Consolidated Statements of Operations for the three months ended September 30, 2020 (the “Current Quarter”) as compared to the three months ended September 30, 2019 (the “Prior Year Quarter”):
Stabilis Solutions, Inc.
Consolidated Statements of Operations

	Three Months Ended September 30,		Change	% Change
	2020	2019
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
LNG product	$6,594	$7,919	$(1,325)	(16.7)%
Rental, service and other	1,073	1,224	(151)	(12.3)
Power delivery	1,352	1,371	(19)	(1.4)
Total revenues	9,019	10,514	(1,495)	(14.2)
Operating expenses:
Costs of LNG product	5,044	5,441	(397)	(7.3)
Costs of rental, service and other	808	1,095	(287)	(26.2)
Costs of power delivery	996	1,144	(148)	(12.9)
Selling, general and administrative	2,338	3,781	(1,443)	(38.2)
Depreciation	2,266	2,307	(41)	(1.8)
Total operating expenses	11,452	13,768	(2,316)	(16.8)
Loss from operations before equity income	(2,433)	(3,254)	821	(25.2)
Net equity income from foreign joint ventures' operations:
Income from investments in foreign joint ventures	642	187	455	243.3
Foreign joint venture's operations related expenses	(69)	(52)	(17)	32.7
Net equity income from foreign joint ventures' operations	573	135	438	324.4
Loss from operations	(1,860)	(3,119)	1,259	(40.4)
Other income (expense):
Interest expense, net	(2)	(33)	31	(93.9)
Interest expense, net - related parties	(199)	(306)	107	(35.0)
Other income (expense)	(31)	124	(155)	(125.0)
Gain from disposal of assets	—	17	(17)	(100.0)
Total other income (expense)	(232)	(198)	(34)	17.2
Loss before income tax expense	(2,092)	(3,317)	1,225	(36.9)
Income tax expense	41	38	3	7.9
Net loss	$(2,133)	$(3,355)	$1,222	(36.4)%

Segment Results
The Company’s revenues are derived from two operating segments: LNG and Power Delivery. The Company evaluates the performance of its segments based primarily on segment operating income.
LNG Segment
Our LNG segment supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG.

	Three Months Ended September 30,		Change	% Change
	2020	2019
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
LNG product	$6,594	$7,919	$(1,325)	(16.7)%
Rental, service and other	1,073	1,224	(151)	(12.3)
Total revenues	7,667	9,143	(1,476)	(16.1)
Operating expenses:
Costs of LNG product	5,044	5,441	(397)	(7.3)
Costs of rental, service and other	808	1,095	(287)	(26.2)
Selling, general and administrative	1,757	3,318	(1,561)	(47.0)
Depreciation	2,237	2,277	(40)	(1.8)
Total operating expenses	9,846	12,131	(2,285)	(18.8)
Loss from operations before equity income	$(2,179)	$(2,988)	$809	(27.1)%

Power Delivery Segment
Our Power Delivery segment provides power delivery equipment and services to the global energy industry through our subsidiary in Brazil and our joint venture in China.

	Three Months Ended September 30,		Change	% Change
	2020	2019
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
Power delivery	$1,352	$1,371	$(19)	(1.4)%
Total revenues	1,352	1,371	(19)	(1.4)
Operating expenses:
Costs of power delivery	996	1,144	(148)	(12.9)
Selling, general and administrative	581	463	118	25.5
Depreciation	29	30	(1)	(3.3)
Total operating expenses	1,606	1,637	(31)	(1.9)
Loss from operations before equity income	(254)	(266)	12	(4.5)
Net equity income from foreign joint ventures' operations:
Income from equity investments in foreign joint ventures	642	187	455	243.3
Foreign joint venture's operations related expenses	(69)	(52)	(17)	32.7
Net equity income from foreign joint ventures' operations	573	135	438	324.4
Income (loss) from operations	$319	$(131)	$450	(343.5)%
Revenue
LNG Product Revenue. During the Current Quarter LNG Product Revenue decreased $1.3 million or 17% versus the Prior Year Quarter primarily due to reduced activity with sand mine, oilfield, and other customers as a result of the COVID-19 pandemic and the related impact on overall economic activity, particularly oil and gas exploration and production activity.
Rental, Service, and Other Revenue. Rental, Service and Other Revenue decreased by $0.2 million or 12% in the Current Quarter relative to the Prior Year Quarter primarily due to reduced equipment rentals with oilfield customers.
Power Delivery. Power Delivery Revenue was consistent with Prior Year Quarter due to the mid-quarter completion of the Share Exchange in the Prior Year Quarter. Had the Power Delivery Revenue been included in our results of operations for the full three months ended September 30, 2019, revenue would have decreased by 18% in the Current Quarter, before considering the effect of exchange rates.
Operating Expenses
Costs of LNG Product. Cost of product in the Current Quarter decreased $0.4 million or 7% due to reduced activity levels. As a percentage of LNG Product Revenue, costs of LNG product increased 11% due to decreased utilization of the George West Plant and an increased proportion of LNG gallons provided by third party liquefiers.
Costs of Rental, Service, and Other. Costs decreased $0.3 million or 26% in the Current Quarter due to higher service revenue and repair costs in the Prior Year Quarter.
Costs of Power Delivery. Costs decreased $0.1 million or 13% in the Current Quarter.

Selling, general and administrative. Selling, general and administrative expense decreased $1.4 million during the Current Quarter as compared to the Prior Year Quarter. These decreased costs were primarily related to reduced costs related to travel, business development, compensation expenses, and deal related costs incurred in the prior year related to the Share Exchange with American Electric.
Depreciation. Depreciation expense was consistent with Prior Year Quarter.
Net Equity Income From Foreign Joint Ventures' Operations
Income from Investments in Foreign Joint Ventures. Income from investments in foreign joint ventures increased $0.5 million during the Current Quarter. In the Prior Year Quarter Income from investments in foreign joint ventures is included in our results of operations following the completion of the Share Exchange on July 26, 2019. However, the Current Quarter includes results for the full period. Had the equity income from investments in foreign joint ventures been included in our results of operations for the full three months ended September 30, 2019, revenue would have increased by 113% in the Current Quarter, before considering the effect of exchange rates.
Operating expenses related to foreign joint ventures. Operating expenses related to foreign joint ventures increased $17 thousand or 33% during the Current Quarter. Prior Year Quarter operating expenses related to foreign joint ventures are included in our results of operations following the completion of the Share Exchange on July 26, 2019. However, the Current Quarter includes results for the full period.
Other Income (Expense)
Interest expense, net. Interest expense decreased $31 thousand due to lower debt balances in the Current Quarter.
Interest expense, net - related parties. Related party interest expense decreased $0.1 million during the Current Quarter as compared to the Prior Year Quarter primarily due to the cancellation of Chart Industries indebtedness in exchange for Stabilis common stock in the Prior Year Quarter.
Other Income (Expense). Other expense was $31 thousand during the Current Quarter compared to other income of $124 thousand in the Prior Year Quarter primarily due to the cancellation of Chart Industries indebtedness in exchange for Stabilis common stock, which resulted in a gain in the Prior Year Quarter.
Income tax expense. Income tax expense was consistent with the Prior Year Quarter.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table reflects line items from the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2020 (the “Current Year”) as compared to the nine months ended September 30, 2019 (the “Prior Year”):
Stabilis Solutions, Inc.
Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,		Change	% Change
	2020	2019
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
LNG product	$18,609	$26,872	$(8,263)	(30.7)%
Rental, service and other	5,613	6,341	(728)	(11.5)
Power delivery	3,638	1,371	2,267	165.4
Total revenues	27,860	34,584	(6,724)	(19.4)
Operating expenses:
Costs of LNG product	13,692	19,051	(5,359)	(28.1)
Costs of rental, service and other	3,381	3,538	(157)	(4.4)
Costs of power delivery	3,131	1,144	1,987	173.7
Selling, general and administrative	7,892	8,139	(247)	(3.0)
Depreciation	6,802	6,892	(90)	(1.3)
Total operating expenses	34,898	38,764	(3,866)	(10.0)
Loss from operations before equity income	(7,038)	(4,180)	(2,858)	68.4
Net equity income from foreign joint ventures' operations:
Income from investments in foreign joint ventures	1,529	187	1,342	717.6
Foreign joint venture's operations related expenses	(182)	(52)	(130)	250.0
Net equity income from foreign joint ventures' operations	1,347	135	1,212	897.8
Loss from operations	(5,691)	(4,045)	(1,646)	40.7
Other income (expense):
Interest expense, net	(28)	(37)	9	(24.3)
Interest expense, net - related parties	(681)	(910)	229	(25.2)
Other income (expense)	(6)	61	(67)	(109.8)
Gain from disposal of assets	11	17	(6)	(35.3)
Total other income (expense)	(704)	(869)	165	(19.0)
Loss before income tax expense	(6,395)	(4,914)	(1,481)	30.1
Income tax expense	251	38	213	560.5
Net loss	(6,646)	(4,952)	(1,694)	34.2
Net income attributable to noncontrolling interests	—	207	(207)	(100.0)
Net loss attributable to Stabilis Solutions, Inc.	$(6,646)	$(5,159)	$(1,487)	28.8%

Segment Results
The Company’s revenues are derived from two operating segments: LNG and Power Delivery. The Company evaluates the performance of its segments based primarily on segment operating income.
LNG Segment
Our LNG segment supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG.

	Nine Months Ended September 30,		Change	% Change
	2020	2019
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
LNG product	$18,609	$26,872	$(8,263)	(30.7)%
Rental, service and other	5,613	6,341	(728)	(11.5)
Total revenues	24,222	33,213	(8,991)	(27.1)
Operating expenses:
Costs of LNG product	13,692	19,051	(5,359)	(28.1)
Costs of rental, service and other	3,381	3,538	(157)	(4.4)
Selling, general and administrative	6,352	7,676	(1,324)	(17.2)
Depreciation	6,706	6,862	(156)	(2.3)
Total operating expenses	30,131	37,127	(6,996)	(18.8)
Loss from operations before equity income	$(5,909)	$(3,914)	$(1,995)	(51.0)%

Power Delivery Segment
Our Power Delivery segment provides power delivery equipment and services to the global energy industry through our subsidiary in Brazil and our joint venture in China.

	Nine Months Ended September 30,		Change	% Change
	2020	2019
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
Power delivery	$3,638	$1,371	$2,267	165.4%
Total Revenues	3,638	1,371	2,267	165.4
Operating Expenses:
Costs of power delivery	3,131	1,144	1,987	173.7
Selling, general and administrative	1,540	463	1,077	232.6
Depreciation	96	30	66	220.0
Total operating expenses	4,767	1,637	3,130	191.2
Loss from operations before equity income	(1,129)	(266)	(863)	324.4
Net equity income from foreign joint ventures' operations:
Income from equity investments in foreign joint ventures	1,529	187	1,342	717.6
Foreign joint venture's operations related expenses	(182)	(52)	(130)	250.0
Net equity income from foreign joint ventures' operations	1,347	135	1,212	897.8
Income (loss) from operations	$218	$(131)	$349	(266.4)%
Revenue
LNG Product Revenue. During the Current Year LNG Product revenues decreased $8.3 million or 31% versus the Prior Year primarily due to reduced activity with oilfield and other customers during the second and third quarters of 2020 as a result of the COVID-19 pandemic and the related impact on overall economic activity, particularly oil and gas exploration and production activity. $1.2 million of the decrease was attributable to lower natural gas prices.
Rental, Service, and Other Revenue. Rental, service and other revenues decreased by $0.7 million or 12% in the Current Year compared to Prior Year primarily due to decreased equipment rentals with oil and gas customers and a project cancellation fee recognized in the Prior Year.
Power Delivery. Power Delivery Revenue increased by $2.3 million or 165% in the Current Year. Prior Year revenues are included in our results of operations following the completion of the Share Exchange on July 26, 2019, compared to Current Year, which includes results for the full period. Had the Power Delivery Revenue been included in our results of operations for the full nine months ended September 30, 2019, revenue would have decreased by 15% in the Current Year, before considering the effect of exchange rates.

Operating Expenses
Cost of LNG Product. Cost of LNG Product in the Current Year decreased $5.4 million or 28%. As a percentage of LNG Product Revenue, the costs increased by 4% due to decreased plant utilization in the Current Year.
Cost of Rental, Service, and Other Revenue. This cost decreased $0.2 million or 4% in the Current Year due to the decrease in Rental, Service, and Other Revenue.
Costs of Power Delivery. Costs increased $2.0 million or 174% in the Current Year. Prior Year costs are included in our results of operations following the completion of the Share Exchange on July 26, 2019, compared to Current Year, which includes results for the full period.
Selling, general and administrative. Selling, general and administrative expense in the Current Year was consistent with the Prior Year. This is primarily due to the consolidation of selling, general and administrative expenses from the American Electric and Diversenergy acquisitions and additional costs related to the Company’s transition to a public company. These increased costs were offset by reductions in transaction costs, travel, business development and salary expense in the Current Year.
Depreciation. Depreciation expense was consistent with Prior Year.
Net Equity Income From Foreign Joint Ventures' Operations
Income from Investments in Foreign Joint Ventures. Income from investments in foreign joint ventures increased $1.3 million in the Current Year. Prior Year equity income is included in our results of operations following the completion of the Share Exchange on July 26, 2019, compared to Current Year, which includes results for the full period. Had the equity income from investments in foreign joint ventures been included in our results of operations for the full nine months ended September 30, 2019, revenue would have increased by 47% in the Current Year, before considering the effect of exchange rates.
Operating expenses related to foreign joint ventures. Operating expenses related to BOMAY increased $0.1 million in the Current Year.
Other Income (Expense)
Interest expense, net. Interest expense in the Current Year was consistent with the Prior Year.
Interest expense, net - related parties. Related party interest expense decreased $0.2 million during the Current Year as compared to the Prior Year primarily due to the cancellation of Chart Industries indebtedness in exchange for Stabilis common stock in the Prior Year.
Other income (expense). Other expense was $6 thousand in the Current Year compared to income of $61 thousand in the Prior Year due to the cancellation of Chart Industries indebtedness in exchange for Stabilis common stock, which resulted in a gain in the Prior Year.
Gain on the disposal of fixed assets. The gain from disposal of rolling stock was $11 thousand in the Current Year compared to $17 thousand in the Prior Year.
Income tax expense. The Company incurred foreign tax expense of $0.3 million during the Current Year primarily related to foreign taxes paid in connection with the cash dividend received from our BOMAY joint venture. The Company incurred state income tax expense of $38 thousand during the Prior Year.
Liquidity and Capital Resources
Overview
As of September 30, 2020, we had $3.4 million in cash and cash equivalents on hand and $9.2 million in outstanding debt and finance lease obligations (of which $5.2 million is due in the next twelve months).
We have historically funded the business primarily through cash flows from operations, short-term notes payable, debt from finance companies and related parties, and capital contributions. We have used a portion of our cash flows to invest in fixed assets to support growth. We have also used cash to pay interest and principal amounts outstanding under our borrowings.

The Company is subject to substantial business risks and uncertainties inherent in the LNG industry. In the second quarter of 2020, the Company experienced a significant reduction in revenues, particularly from its customers in the upstream oil and gas sector, due to the business shutdowns and general economic slowdown resulting from the COVID-19 pandemic. The ultimate length and severity of this slowdown is not yet known. Additionally, the impact of the COVID-19 pandemic has created additional uncertainties regarding the future demand for LNG from our customers. There is no assurance that the Company will be able to generate sufficient cash flows in the future to sustain itself or to support future growth. While the Company has implemented a number of cost control measures, including headcount reductions, temporary salary reductions, travel reductions, elimination of certain consultants, and other measures to adjust to anticipated activity levels and maintain adequate liquidity, there can be no assurance that these steps will be sufficient mitigate the impact of the COVID-19 pandemic. Management may implement further cost control measures, as necessary, but there can be no assurances that such measures will be effective.
The Company has recently seen an increase in activity and additional revenue sales opportunities, including in Mexico. Accordingly, management believes the business will generate sufficient cash flows from its operations to fund the business for the next 12 months.
Cash Flows
Cash flows provided by (used in) our operating, investing and financing activities are summarized below (in thousands):

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
	(In thousands)
Net cash provided by (used in):
Operating activities	$2,467	$3,721
Investing activities	(315)	(3,243)
Financing activities	(2,564)	2,791
Effect of exchange rate changes on cash	(157)	—
Net increase (decrease) in cash and cash equivalents	(569)	3,269
Cash and cash equivalents, beginning of period	3,979	1,247
Cash and cash equivalents, end of period	$3,410	$4,516
Operating Activities
Net cash provided by operating activities totaled $2.5 million for the nine months ended September 30, 2020 compared to $3.7 million for the same period 2019. The decrease in net cash provided by operating activities of $1.2 million as compared to the Prior Year was primarily attributable to a higher net loss and less cash provided from net working capital changes, partially offset by $1.8 million net cash dividend received from our BOMAY joint venture.
Investing Activities
Net cash used in investing activities totaled $0.3 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively. The reduction in net cash used was driven by the acquisitions of American Electric and Diversenergy during the third quarter 2019 and $1.8 million less of equipment purchases during the nine months ended September 30, 2020.
Financing Activities
Net cash used in financing activities totaled $2.6 million for the nine months ended September 30, 2020 compared to $2.8 million provided by financing activities for the same period 2019. The change compared to Prior Year was primarily attributable to:
•$1.4 million of additional payments on short-term notes payable and long-term borrowings from related parties in the Current Year.
•Net proceeds of $1.1 million received as a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act in 2020, and
•net proceeds on long-term borrowings from related parties of $5.0 million in the Prior Year.

Sources of Liquidity and Capital Resources
Our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, and distributions from our BOMAY joint venture. In addition, the Company obtained equipment financing from MG Finance, a related party, and received the Payroll Protection Loan of $1.1 million. The Company is evaluating additional financing alternatives, however, there is no guarantee that additional financing will be available or available at terms that would be beneficial to shareholders.
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
Debt Level and Debt Compliance
We had total indebtedness of $7.9 million in principal as of September 30, 2020 with the expected maturities as follows (in thousands).

September 30, 2020
Remainder 2020	$357
2021	4,320
2022	3,224
2023	—
2024	—
Thereafter	—
Total long-term debt, including current maturities	$7,901
We expect our total interest payment obligations relating to our indebtedness to be approximately $0.9 million for the year ending December 31, 2020. Certain of the agreements governing our outstanding debt have certain covenants with which we must comply. As of September 30, 2020, we were in compliance with all of these covenants.
Off-Balance Sheet Arrangements
As of September 30, 2020, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
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
Rental, service and other revenue generated by the Company includes equipment and people provided to the customer to support the use of LNG and power delivery equipment and services in their application. Rental contracts are established by agreeing on a rental price or transaction price for the related piece of equipment and the rental period which is generally daily or monthly. The Company maintains control of the equipment that the customer uses and can replace the rented equipment with similar equipment should the rented equipment become inoperable or the Company chooses to replace the equipment for maintenance purposes. Revenue is recognized as the rental period is completed and for periods that cross month end, revenue is recognized for the portion of the rental period that has been completed to date. Payment terms for rental contracts are generally within thirty days from the receipt of the invoice. Performance obligations for rental revenue are considered to be satisfied as the rental period is completed based upon the terms of the related contract. LNG service revenue generated by the Company consists of mobilization and demobilization of equipment and onsite technical support while customers are consuming LNG in their applications. Service revenue is billed based on contractual terms that can be based on an event (i.e. mobilization or demobilization) or an hourly rate. Revenue is recognized as the event is completed or work is done. Payment terms for service contracts are generally within thirty days from the receipt of the invoice. Performance obligations for service revenue are considered to be satisfied as the event is completed or work is done per the terms of the related contract. Power Delivery revenue is generated from time and material projects, consulting services, and the resale of electrical and instrumentation equipment. Revenue is billed based on contractual terms that can be based on an event or an hourly rate. Revenue is recognized as the event is completed or work is done. Payment terms for service contracts are generally within thirty days from the receipt of the invoice. Performance obligations for service revenue are considered to be satisfied as the event is completed or work is done per the terms of the related contract. The resale of electrical and instrumentation equipment is billed upon delivery and are generally due within thirty days from the receipt of the invoice.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2020 at the reasonable assurance level.
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
ITEM 1A. RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020 (“2020 Form 10-K”), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 7, 2020 (the “1Q 10-Q”) and our Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 7, 2020 (together with the 1Q 10-Q, the “2020 Form 10-Qs”), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. During the three months ended September 30, 2020, there have been no material changes in our risk factors disclosed in our 2020 Form 10-K and 2020 Form 10-Qs.
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

3.1	Amended and Restated Articles of Incorporation of the Registrant (Incorporated by Reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed October 15, 2020)

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by Reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed September 18, 2020)

4.1	Warrant to purchase 125,000 shares of Registrant’s common stock dated May 2, 2012 (Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

4.2	Warrant to purchase 200,000 shares of Registrant’s common stock dated May 2, 2012 (Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

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

Date: November 12, 2020

STABILIS SOLUTIONS, INC.

By:	/s/ James C. Reddinger
James C. Reddinger
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)