Form 10-K
period 2020-12-31
Stabilis Solutions, Inc.
filed 2021-03-16
CIK 1043186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 000-24575
_____________________________
STABILIS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
_____________________________

Florida	59-3410234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10375 Richmond Avenue, Suite 700, Houston, TX 77042
(Address of principal executive offices, including zip code)
(832) 456-6500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,079,750 based on the closing sale price on June 30, 2020 as reported by the OTCQX Best Market.
As of March 9, 2021, there were 16,896,626 outstanding shares of our common stock, par value $.001 per share.
Documents Incorporated by Reference: None

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2020

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
•changes in regulatory, geopolitical, social, economic, tax or monetary policies and other factors resulting from the transition to the Biden administration and Democratic control of Congress;
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

RISK FACTOR SUMMARY
Our business is subject to significant risks and uncertainties of which you should be aware before making an investment decision in our business. Below is a bulleted summary of our principal risk factors, however this list does not fully represent all of our known risk factors. You should take time to carefully review and consider the full discussion of our risk factors (See Item 1A. Risk Factors).
Risks Relating to Our Business and Industry
•We may not be able to implement our business strategy;
•Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms;
•We may not be profitable for an indeterminate period of time;
•Because we are currently dependent upon a limited number of customers, the loss of a significant customer could adversely affect our operating results;
•We could be materially and adversely affected if any customer fails to perform its contractual obligations for any reason, including nonpayment and nonperformance, or if we fail to enter into such customer contracts at all;
•Any failure to perform by our counterparties under agreements may adversely affect our operating results, liquidity and access to financing;
•Our customer contracts are subject to termination under certain circumstances;
•Cyclical or other changes in the demand for and price of LNG and natural gas may adversely affect our results;
•Failure to maintain sufficient working capital could limit our growth and harm our business and results of operations;
•Operation of our LNG infrastructure and other facilities that we may construct involves significant risks;
•The operation of our plants will involve particular, significant risks;
•Climate change may in the future increase the frequency and severity of weather events and the losses resulting therefrom;
•Hurricanes or other natural or man-made disasters could result in an interruption of our operations, a delay in the completion of future liquefaction facilities, higher construction costs or the deferral of the dates on which payments are due under our customer contracts, all of which could adversely affect us;
•Our insurance may be insufficient to cover losses that may occur to our property or result from our operations;
•The construction of our energy-related infrastructure is subject to operational, regulatory, environmental, political, legal and economic risks, which may result in delays, increased costs or decreased cash flows;
•We expect to be dependent on our primary building contractor and other contractors for the successful completion of our energy-related infrastructure;
•We are relying on third party engineers to estimate the future rated capacity and performance capabilities of our existing and future facilities, and these estimates may prove to be inaccurate;
•We may not be able to purchase or receive physical delivery of natural gas in sufficient quantities and/or at economically attractive prices to satisfy our delivery obligations;
•We face competition based upon market price for LNG or natural gas;
•Technological innovation may render our processes obsolete;
•Changes in legislation and regulations could have a material adverse impact on our business, results of operations, financial condition, liquidity and prospects;
•The results of the 2020 U.S. presidential and congressional elections may create regulatory uncertainty for the LNG or broader energy industry;
•Increasing trucking regulations may increase costs and negatively impact our results of operations;
•Competition in the LNG industry is intense, and some of our competitors have greater financial, technological and other resources than we currently possess;
•Failure of LNG to be a competitive source of energy in the markets in which we operate, and seek to operate, could adversely affect our expansion strategy;
•Our lack of diversification could have an adverse effect on our business, operating results, liquidity and prospects;
•Our risk management strategies cannot eliminate all LNG price and supply risks; any non-compliance with our risk management strategies could result in significant financial losses;

•We may experience increased labor costs, and the unavailability of skilled workers or failure to attract and retain qualified personnel could adversely affect us;
•We may incur impairments to goodwill or long-lived assets;
•A major health and safety incident involving LNG or the energy industry more broadly or relating to our business may lead to more stringent regulation of LNG operations or the energy business generally, could result in greater difficulties in obtaining permits, including under environmental laws, on favorable terms, and may otherwise lead to significant liabilities and reputational damage;
•Failure to obtain and maintain permits, approvals and authorizations from governmental and regulatory agencies on favorable terms with respect to the design, construction and operation of our facilities could impede operations and construction and could have a material adverse effect on us;
•Existing and future environmental, health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions;
•Environmental, social, and governance (“ESG”) goals, programs, and reporting may impact our access to capital;
•The continued spread of a contagious illness such as COVID-19 may adversely affect our business, operations and financial condition; and
•Our ability to maintain our liquidity may be materially and adversely affected if we are unable to access the capital markets or if any significant customer fails to perform its contractual obligations for any reason.
Risks Inherent in an Investment in Us
•We may incur losses over the next several years and may never achieve or maintain profitability;
•Our Company may need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate portions of its existing business operations and development efforts;
•Raising additional capital may cause dilution to our stockholders or restrict our operations;
•Following the Share Exchange, the market price of our common stock declined, and we expect the stock price of our common stock to continue to be volatile;
•Our common stock is thinly traded and the market for our securities may be limited, sporadic and highly volatile;
•If securities analysts do not publish research or reports about our business, or if they publish negative evaluations or recommendations, our share price could decline;
•We are a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors;
•As a result of the Share Exchange, Casey Crenshaw has voting control over our company;
•We may have conflicts of interest arising out of transactions with parties related to Casey Crenshaw;
•In addition to Mr. Crenshaw’s ability to control all matters that require stockholder approval, provisions in our corporate charter documents and under Florida law could make an acquisition of the Company, which may be beneficial to its stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management;
•We do not anticipate that we will pay any cash dividends in the foreseeable future;
•Our present and future success depends on key members of our management team and certain employees and our ability to retain such key members, the loss of any of whom could disrupt our business operations; and
•Our success will depend on pre-existing relationships with third parties; any adverse changes in these relationships could adversely affect our business, financial condition or results of operations.
General Risk Factors
•Weakened global macro-economic conditions may adversely affect our industry, ability to access capital, business and results of operations;
•A cyber incident could result in information theft, data corruption, operational disruption, operational delays and/or financial loss;
•From time to time, we may be involved in legal proceedings and may experience unfavorable outcomes;
•We will continue to incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies; and
•If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate its business could be harmed.

PART I
ITEM 1. BUSINESS
OVERVIEW
Our Company
Stabilis Solutions, Inc. and its subsidiaries (the “Company”, “Stabilis”, “our”, “us” or “we”) are an energy transition company that provides turnkey clean energy production, storage, transportation and fueling solutions including using liquefied natural gas (“LNG”) and hydrogen to multiple end markets across North America. We have safely delivered over 250 million gallons of LNG through more than 25,000 truck deliveries during our 16-year operating history, which we believe makes us one of the largest and most experienced small-scale LNG providers in North America. We define “small-scale” LNG production to include liquefiers that produce less than 1,000,000 LNG gallons per day (3,788 cubic meters per day) and “small-scale” LNG distribution to include distribution by trailer or tank container (up to 15,000 LNG gallons) or marine vessels that carry less than 8,000,000 LNG gallons (approximately 30,000 cubic meters). We provide LNG and hydrogen solutions to customers in diverse end markets, including aerospace, agriculture, industrial, utility, pipeline, mining, energy, remote clean power, and high horsepower transportation markets. Our customers use LNG and hydrogen as a partner fuel for renewable energy, and as an alternative to traditional fuel sources, such as distillate fuel oil and propane, to reduce harmful environmental emissions and lower fuel costs. Our customers also use LNG as a “virtual pipeline” solution when natural gas pipelines are not available or are curtailed.
We also provide electrical and instrumentation construction, installation and service to the marine, power generation, oil and gas, and broad industrial market segments in Brazil. Our products are used to safely distribute and control the flow of electricity from a power generation source to mechanical devices utilizing the power. We also offer a range of electrical and instrumentation turnarounds, maintenance and renovation projects.
Additionally, we build power and control systems for the energy industry in China through our 40% interest in our Chinese joint venture, BOMAY Electric Industries, Inc (“BOMAY”).
Our Industry
LNG can be used to deliver natural gas to locations where pipeline service is not available, has been interrupted, or needs to be supplemented. LNG can also be used to replace a variety of alternative fuels, including distillate fuel oil (including diesel fuel and other fuel oils) and propane, among others to provide both environmental and economic benefits. We believe that these alternative fuel markets are large and provide significant opportunities for LNG substitution.
In addition, hydrogen solutions will play an increasingly important role in the energy transition as hydrogen initiatives increase globally, including the development of hydrogen powered marine vessels, fueling station infrastructure and fuel cell technologies.
We believe that LNG and hydrogen solutions provide an important balance between environmental sustainability, security and accessibility, and economic viability when compared to both renewables and other traditional hydrocarbon-based fuels and will play a key role in the energy transition.
BACKGROUND
On July 26, 2019 (the “Effective Date”), the Share Exchange with American Electric Technologies, Inc. (“American Electric”) and its subsidiaries was completed. In the Share Exchange, American Electric acquired directly 100% of the outstanding limited liability company membership interests of Stabilis Energy, LLC (“Stabilis LLC”) from LNG Investment Company, LLC (“LNG Investment”) and 20% of the outstanding limited liability membership interests of PEG Partners, LLC (“PEG”) from AEGIS NG LLC (“AEGIS”). AEGIS owned a 20% noncontrolling interest of PEG. The remaining 80% of the outstanding limited liability company interests of PEG were owned directly by Stabilis LLC. As a result, Stabilis LLC became a direct 100% owned subsidiary of American Electric and PEG became an indirectly-owned 100% subsidiary of American Electric. Under the Share Exchange Agreement, American Electric issued 13,178,750 post-split shares of common stock to acquire Stabilis LLC, which represented approximately 90% of the total amount of common stock of American Electric, which was issued and outstanding as of July 26, 2019. The proposed transaction was approved by the shareholders of American Electric at a Special Meeting of Stockholders. The Share Exchange resulted in a change of control of American Electric to control by Casey Crenshaw by virtue of his beneficial ownership of 88.4% of the common stock of American Electric to be outstanding as of July 26, 2019.

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
Because the former owners of Stabilis LLC owned 88.4% of the voting stock of the combined company immediately following the Effective Date, and certain other factors including that directors designated by LNG Investment constitute a majority of the post-closing board of directors, Stabilis LLC is treated as the acquiror of American Electric in the Share Exchange for accounting purposes. As a result, the Share Exchange is treated by American Electric as a reverse acquisition under the purchase method of accounting in accordance with United States generally accepted accounting principles (“U.S. GAAP”). For further information regarding this transaction, see Note 2—Acquisitions in the Notes to Consolidated Financial Statements.
On August 5, 2019, we entered into an exchange agreement (the “Exchange Agreement”) with Chart Energy & Chemicals, Inc. (“Chart E&C”), Stabilis LLC, and Stabilis Eagle Ford, LLC (“Stabilis LNG EF”) for the satisfaction of indebtedness of Stabilis LNG EF to Chart E&C in the principal amount of $7 million (the “Exchanged Indebtedness”) in exchange for unregistered shares of our common stock (such transactions, the “Chart Transaction”). We issued to Chart E&C 1,470,807 shares of Company common stock, based on the per share price of Company common stock of 90% of the average of the dollar volume-weighted average prices per share of the common stock as calculated by Bloomberg for each of the five consecutive trading days ending on and including the third trading day immediately preceding the closing date, which took place on August 30, 2019. At closing, Stabilis LNG EF also paid to Chart E&C an amount in cash equal to the accrued and unpaid interest on the Exchanged Indebtedness due through the closing, plus a cash amount to be paid in lieu of the issuance of fractional shares of our Common Stock. Management determined the modifications to be substantial and pursuant to ASC 470, the transaction was treated as a debt extinguishment for accounting purposes. Accordingly, the Company recognized a gain on extinguishment of debt of $0.1 million, which is included in Other Income in the accompanying Consolidated Statement of Operations.
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
The market in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic in March 2020. Various containment measures, including large-scale travel bans, border closures, quarantines, shelter-in-place orders and business and government shutdowns, have resulted in the slowing of economic growth and a reduced demand for oil and natural gas and the disruption of global manufacturing supply chains. As the COVID-19 environment evolves, governments, corporations and other authorities may continue to implement restrictions or policies that adversely impact consumer spending, the economy, commodity prices, demand for our products, and our business, operations and share price. The ultimate extent and long-term effects of the pandemic are difficult to determine, but a prolonged period of market fluctuations and weak general economic conditions may have a material adverse effect on the Company’s financial results.
The Company implemented a number of cost control measures, including headcount reductions, temporary salary reductions, travel reductions, elimination of certain consultants, and other measures to adjust to anticipated activity levels and maintain adequate liquidity. However, there can be no assurance that these steps will be sufficient to mitigate the impact of the COVID-19 pandemic. The Company will continue to monitor the developments relating to COVID-19, and will follow health and safety guidelines as they evolve. Management may implement further similar cost control measures, as necessary, but there can be no assurances that such measures will be effective.
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
OUR BUSINESS
Summary
Stabilis seeks to provide our customers with safe, reliable and cost-effective LNG and hydrogen fueling solutions and power delivery equipment and services. We believe that LNG and hydrogen solutions provide an important balance between environmental sustainability, security and accessibility, and economic viability when compared to both renewables and other traditional hydrocarbon-based fuels and will play a key role in the energy transition. We provide multiple products and services to our customers, including:
LNG and Hydrogen Production and Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers”, which convert natural gas into LNG through a multiple stage cooling process. We currently own and operate a liquefier that can produce up to 100,000 LNG gallons (379 cubic meters) per day. We also purchase LNG from third-party production sources which allows us to support customers in markets where we do not own liquefiers. Stabilis also has the capability to provide hydrogen from third-party hydrogen producers.
Transportation and Logistics Services—Stabilis offers our customers a “virtual natural gas pipeline” by providing them with turnkey LNG transportation and logistics services in North America. We deliver LNG to our customers’ work sites from both our own production facility and our network of approximately 25 third-party production sources located throughout North America. We own a fleet of LNG fueled trucks and cryogenic trailers to transport and deliver LNG. We also outsource similar equipment and transportation services for both LNG and hydrogen from qualified third-party providers as required to support our customer base.
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
Engineering and Field Support Services—Stabilis has experience in the safe, cost effective, and reliable use of LNG and hydrogen in multiple customer applications. We have also developed many processes and procedures that we believe improve our customers’ use of LNG and hydrogen in their operations. Our engineers help our customers design and integrate LNG and hydrogen into their fueling operations and our field service technicians help our customers mobilize, commission and reliably operate on the job site.
Stabilis generates revenue by selling and delivering LNG and hydrogen to our customers. We also generate revenue by renting cryogenic equipment and providing engineering and field support services. We sell our products and services separately or as a bundle depending on the customer’s needs. LNG pricing depends on market pricing for natural gas and competing fuel sources (such as diesel, fuel oil, and propane among others), as well as the customer’s purchased volume, contract duration and credit profile.

Stabilis’ customers use LNG and hydrogen in their operations for multiple reasons, including lower and more stable fuel costs, reduced environmental emissions, and improved operating performance. We serve customers in a variety of end markets, including aerospace, industrial, energy, mining, remote clean power, utilities and pipelines, and high horsepower transportation. We believe that LNG and hydrogen consumption will continue to increase in these end markets in the future.
Stabilis believes that our extensive operating experience positions us to be a leader in the North American small-scale LNG and hydrogen markets. We operate an LNG liquefier and have executed over 200 turnkey LNG solutions projects for our customers. We plan to leverage this experience to grow our business by investing in new LNG production and both LNG and hydrogen distribution assets throughout North America.
Power Delivery Solutions—Stabilis provides power delivery equipment and services for the marine, power generation, oil and gas, and broad industrial market segments in Brazil. Our products are used to safely distribute and control the flow of electricity from a power generation source to mechanical devices utilizing the power. We also offer a range of electrical and instrumentation turnarounds, maintenance and renovation projects.
Additionally, we build power and control systems for the energy industry in China through our 40% interest in BOMAY.
Market for Small-Scale LNG and Hydrogen in North America
LNG can serve as a partner fuel for renewable energy sources and provides an important balance between environmental sustainability, security and access, and economic viability as a source of fuel. LNG can also be used to deliver natural gas to locations where pipeline service is not available, has been interrupted, or needs to be supplemented and to replace a variety of alternative fuels, including distillate fuel oil (including diesel fuel and other fuel oils) and propane, among others. We believe that these alternative fuel markets are large and provide significant opportunities for LNG substitution. U.S. Energy Information Administration (“EIA”) data for the U.S. market size for these alternative fuels in 2018 was as follows:

				ADI Estimated LNG Market Size (LNG Gallons)
	EIA Reported Gallons (Billions)	Cubic Meters (Millions)	LNG Gallon Equivalent (Billions)	2018 (Billions)	% 2018 Combined	2030 (Billions)	% 2030 Combined
Distillate Fuel Oil	63.4	408	107.7
Propane	13.1	54.7	14.4
Combined	76.5	462.7	122.1	0.5	0.4%	1.9	1.6%
 ________
Note: Assumes 1.7 LNG gallons per distillate fuel oil gallon, 1.1 LNG gallons per propane gallon, and 264 LNG gallons per cubic meter
Source: U.S. Energy Information Administration and ADI Analytics
According to ADI Analytics ("ADI"), the North American small-scale LNG market was 499 million gallons in 2019 and is projected to be 1.9 billion gallons by 2030. This implies that LNG comprised approximately 0.4% of the combined U.S. distillate and propane markets in 2019 and will comprise approximately 1.6% of the current combined market size by 2030. We believe that LNG is a suitable substitute for most diesel and propane applications and that the LNG market share growth projected in the table above should be achievable based on current market trends. The market for hydrogen in the applications we serve is nascent but expected to grow rapidly.
We believe that the following factors could drive significant LNG and hydrogen market growth in North America over the next decade:
Lower Emissions than Alternative Fossil Fuels. Natural gas contains less carbon than most other fossil fuels and, as a result, produces fewer carbon dioxide emissions when burned. The National Energy Technology Laboratory indicates that new natural gas power plants emit between 50% and 60% less carbon dioxide compared with emissions from a typical coal plant. The Argonne National Laboratory indicates that natural gas vehicles produce between 13% and 21% fewer greenhouse gas emissions than comparable gasoline and diesel fueled vehicles. Additional studies indicate that natural gas also produces lower particulate matter and sulfur emissions than other fossil fuels. We believe the relative environmental benefits of natural gas as a fuel is becoming increasingly important as our customers expand their corporate sustainability mandates to lower greenhouse gas emissions and increase decarbonization initiatives. Hydrogen produces no harmful environmental emissions when utilized in similar applications.
Increasing Growth in Renewable Energy Production. Energy production from renewable energy sources, in particular wind and solar, is growing rapidly across the world as many governments and businesses seek to reduce their carbon emissions. For example, The International Renewable Energy Agency (“IRENA”) reports that U.S. installed electricity capacity based on renewable energy increased 7.3% in 2019 with solar and wind accounting for all of the growth. IRENA projects similar growth trends for the renewable energy production over the next several years. However, wind and solar are intermittent energy sources that require back-up energy sources that can come into service quickly and reliably. We believe that natural gas driven turbines and engines are the preferred viable back-up power source as they meet these operating requirements and use relatively clean natural gas fuel. We believe that natural gas power generation could support the growth of wind and solar energy production and that LNG could be a preferred source of natural gas fuel for off-pipeline applications. Hydrogen powered applications for renewable energy support are also in development.
Less Expensive than Alternative Fuels. Technological advances in natural gas production have unlocked significant new gas reserves in North America. We believe that these proven, abundant and growing reserves of natural gas have the potential to produce among the highest volumes of natural gas in the world. This abundant supply of natural gas has supported relatively low natural gas prices in North America. The cost of natural gas in the United States and Canada currently is less than the cost of crude oil on an energy equivalent basis. In addition, because the price of the natural gas commodity makes up a smaller portion of the total cost of LNG relative to the commodity portion of competing fuels, the price of LNG is less sensitive to variations in the underlying commodity cost. These factors have made LNG more economical than competing fuel sources, and we believe that LNG will maintain this cost advantage into the foreseeable future. The market for hydrogen is developing but at this time we do not believe it is cost competitive with many traditional hydrocarbon-based fuel sources.

The following chart sets forth the wholesale price of Propane, Ultra-Low No. 2 Diesel, Indicative Liquefied Natural Gas and Natural Gas (Henry Hub).
ULSD, Propane & LNG pricing-2011 to Current

30.00
25.00
20.00
15.00
10.00
5.00
-
$ per MMBTU
Data Source: EIA.gov; Mount Belvieu propane pricing; LA Harbor ULSD pricing; National Henry Hub Average U.S. Citygate NG Pricing
Jan-11
Jul-11
Jan-12
Jul-12
Jan-13
Jul-13
Jan-14
Jul-14
Jan-15
Jul-15
Jan-16
Jul-16
Jan-17
Jul-17
Jan-18
Jul-18
Jan-19
Jul-19
Jan-20
Jul-20
DATE
Rack Propane
Rack ULSD
Rack LNG
Rack Henry Hub

Better Safety than Alternative Fuels. The physical characteristics of LNG make it a safer fuel when compared to diesel and propane because it boils and dissipates rapidly into the air when spilled instead of pooling on or near the ground. If released, LNG is also less combustible than diesel and propane because it ignites at relatively high temperatures and within a narrow flammability range when mixed with air. In addition, LNG fuel tanks and systems used in natural gas applications are subjected to a number of federal and state required safety tests, such as fire, environmental hazard, burst pressure and crash testing that ensure their safety. Processes and procedures for using hydrogen in similar applications are under development.
Established LNG Production and Distribution Technology. ADI reports that small-scale LNG production and distribution technologies have been proven and are now widely available from multiple vendors. Small-scale liquefiers are available in modular formats from several vendors and many of them have established track records of reliable and safe operating performance. LNG transport trailers, storage vessels, and vaporization equipment are also available from multiple vendors, and most of this equipment also comes with an established operating track record. We believe that the availability of proven small-scale LNG production and distribution technologies reduces the technology risk in growing the industry, but it also places a premium on the owner’s or operator’s construction and operating capabilities. Hydrogen production and distribution technologies are currently under development by various manufacturers.
The market for Hydrogen is nascent and is expected to grow rapidly as a key energy transition fuel in the coming decades. According to a 2021 study published by the Hydrogen Council, over 200 hydrogen projects have been announced worldwide, including over 19 in North America, including projects for large-scale industrial usage, use as a transportation fuel in ships and buses, and distribution, transportation, and storage infrastructure. Hydrogen spending projections across the value chain based on project announcements add up to more than $300 billion through 2030. Hydrogen can be transported by trucks, pipelines or ships depending on the targeted end-use. We expect that small-scale hydrogen distribution using equipment and expertise similar to that used for small-scale LNG will play an important role in the ultimate acceptance and utilization of hydrogen as a low to zero emission fuel source.

Our Products, Services and Other Business Activities
Stabilis’ principal products, services and business activities are described below. Financial information about the revenue we receive from these activities is discussed in this report in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
LNG Production. Stabilis owns and operates an LNG liquefier near George West, Texas, which we refer to as the “George West Liquefier”, that has the capacity to produce 36.5 million LNG gallons (138,258 cubic meters) per year or 100,000 LNG gallons (379 cubic meters) per day. This plant includes a dual truck trailer loading system and a 270,000 LNG gallon (1,023 cubic meters) storage tank system. The George West Liquefier was 99.2% dispatchable in 2020 with the only shutdowns coming for routine scheduled maintenance. We intend to build or acquire additional liquefiers throughout North America over the next several years as we seek to optimize our North American LNG supply network.
We are also in the process of evaluating other opportunities to develop liquefiers throughout North America, including several locations in Mexico.
LNG and Hydrogen Sales. Stabilis supplies our customers with LNG produced at our own liquefaction facility as well as LNG and hydrogen produced at third-party facilities. We make the determination of LNG and hydrogen supply sources based on product cost, the transportation cost to deliver to regional customer locations, and the reliability of the supply source. Our network of 25 third-party LNG production facilities located throughout North America includes: 1) utility owned peak shaving plants, 2) natural gas/helium processing facilities, and 3) other merchant LNG production facilities similar to our George West Liquefier. We have contracts with these production sources that allow us to purchase LNG for our customers as required and without firm or long-term volume commitments. We can also purchase hydrogen from sources across the country. We believe that our third-party supply network is the largest and most complete in North America allowing us access to approximately 500 million LNG gallons (1.9 million cubic meters) of capacity annually on an as required basis. Occasionally the LNG or hydrogen we obtain from third parties may be purchased under take-or-pay contracts that require us to purchase minimum volumes. In situations where firm take or pay contracts are required, we try to support them with back-to-back customer purchase agreements. As of December 31, 2020, we do not have take-or-pay LNG or hydrogen supply contracts matched to contracted customer demand. As of December 31, 2019, we had one firm take-or-pay LNG supply contract. In 2020, we purchased approximately 43% of our LNG from third-party suppliers and we produced the remainder at the George West Liquefier.
Stabilis sells LNG and hydrogen on a bulk or wholesale basis to our customers. We sell LNG through supply contracts that are priced on a regional commodity index-plus basis, such that LNG sales under these contracts increase or decrease as a result of changes in the commodity cost of natural gas. We sell LNG to our customers based on the same commodity index we buy natural gas to reduce our exposure to commodity prices changes. We sell LNG fuel at prices we set based on prevailing market conditions. Our pricing methodology depends on our cost of natural gas and LNG production, the customer’s commercial requirements, the price of competing energy sources, volumes required, contract duration, and the customer’s credit profile.
Transportation and Logistics Services. Stabilis offers its customers a “virtual natural gas pipeline” by providing them with turnkey transportation and logistics services for delivery from the LNG production source to the LNG consumption site. Our logistics and scheduling team offers 24-hour support to our customers. We utilize customized telemetry and fuel dispatch software systems to optimize our LNG deliveries. Customers can call our logistics team and have LNG delivered quickly and efficiently to almost any location in North America. We deliver LNG to our customers’ sites with our fleet of 41 tanker trailers, where it is stored and then vaporized on demand to fuel our customers consuming equipment which includes engines, turbines, generators, furnaces, dryers, boilers, kilns, pipelines, and other high horsepower applications. We offer similar turn-key solutions for hydrogen customers utilizing the same transportation and logistics capabilities.
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
Cryogenic Equipment Rental. Stabilis believes that we own the largest small-scale rental fleet of mobile LNG storage, transportation and vaporization equipment in North America. Our asset base includes 150 pieces of equipment, including: transportation trailers, electric and gas-fired vaporizers, ambient vaporizers, storage tanks, and mobile vehicle fuelers. We use these assets to provide customers with the necessary equipment to transport, store, and consume LNG in their operations.

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
Mobile Asset Base

Asset Type	Qty	Description
Mobile Storage and Vaporization Units	93	Located on customer sites for storage and delivery of LNG fuel
Transport Trailers	41	Deliver LNG from production sources to customer sites
Mobile Truck Fuelers	7	Mobile fueling station used to fill heavy duty trucks
Other Cryogenic Assets	9	Includes hose reels, pump skids, generators, and other
Total	150
Engineering and Field Service Support Services. Stabilis believes it has significant experience in the safe, cost efficient and reliable use of LNG and hydrogen in multiple customer applications. Our engineering team provides our customers with safe and effective fueling plans. Our engineering services are usually included in our efforts to sell and commission customer projects, however sometimes we bill customers for them on an hourly or fixed project basis. Our staff of approximately 20 trained field service technicians help our customers use LNG and hydrogen safely and efficiently on their job sites. We generally bill our customers for field service technicians on a day rate basis but sometimes this cost is included in bundled pricing.
Power Delivery Solutions. As a result of the business combination with American Electric, Stabilis provides power delivery equipment and services for the oil and gas, marine vessel, power generation and broad industrial market segments in Brazil, and build electrical systems for sale in China through our 40% interest in BOMAY. We generally bill customers based on contractual terms that can be based on an event or an hourly rate. The resale of electrical and instrumentation equipment is billed upon delivery.
Our Customers
Stabilis serves customers in a variety of end markets, including aerospace, industrial, utilities and pipelines, mining, energy, commercial, and transportation within the United States and Mexico. We believe these customer markets are well suited to use LNG and hydrogen because they consume relatively high volumes of fuel, operate in mobile, temporary or off-pipeline locations, have limited access to alternative fuel sources, and/or are facing increasingly stringent emissions or other environmental requirements. We currently serve approximately 160 customers. For the year ended December 31, 2020, Noble Energy, Inc. and Aggreko Plc each accounted for more than 10% of our revenues. For the year ended December 31, 2019, Noble Energy, Inc. accounted for more than 10% of our revenues. During such periods, no other purchaser accounted for 10% or more of our revenue. We believe that the loss of any of these purchasers would not result in a material adverse effect on our financial condition or results of operations because LNG is a fungible product with well-established markets and numerous purchasers.
Aerospace. The Aerospace industry utilizes LNG as a propellent for rocket propulsion systems and LNG provides an economical, readily available, and easily stored fuel for rockets engines. Aerospace firms may also utilize LNG for power generation at remote facilities. Consumption of LNG at aerospace facilities vary significantly by project type.
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
Utilities and Pipelines. North America has an expansive network of pipelines that, based on age and increasingly more stringent regulations, require routine testing and maintenance. During such events LNG fueling solutions can provide flow assurance to address natural gas supply interruptions during pipeline hydrostatic testing, repairs, gas distribution system curtailments, or unplanned outages. Such solutions can also provide a bridge for large industrial or utility customers before permanent pipelines are installed. LNG is becoming more predominant in regions where natural gas demand is growing and utilities and pipelines are required to continue to meet critical peak gas demand. LNG can provide an economic solution to support these supply requirements during peak weather conditions, gas curtailments and/or pipeline repairs. In addition, utilities and other power providers can also utilizes LNG to provide clean distributed power when access to an electrical grid is limited, additional power is needed during times of peak load, or power infrastructure is damaged due to storms such as hurricanes or wildfires. LNG usage in utility and pipeline applications varies significantly by project type. Hydrogen and methane blends are currently being tested by pipelines as a method of reducing emissions from pipeline gas.
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
Energy. Energy producers use high horsepower engines to power their drilling and pressure pumping operations. LNG displaces some of the total diesel fuel consumption in these applications using dual-fuel engine technology. We believe that energy producers can use LNG to reduce fuel costs and to meet environmental emissions requirements. Based on our experience, dual-fuel drill rigs can consume 1,000 to 5,000 LNG gallons per day and dual-fuel pressure pumping spreads can consume 10,000 to 20,000 LNG gallons per day. Energy producers use the field gas being produced in their operations to fuel the turbine engines that power their pressure pumping spreads. While turbines can burn field gas, they often require significant amounts of LNG for primary or back-up fuel supply because field gas often varies widely in volume, composition, and pressure. Based on our experience, turbine driven pressure pumping operations can consume 30,000 to 60,000 LNG gallons per day when using LNG as the primary fuel.
Commercial. Commercial locations, including offices, call centers, data centers and, campuses, often need fuel for primary or back-up power generation. LNG often replaces propane or diesel fuel in these applications. LNG usage in commercial applications varies significantly by location size and purpose.
Transportation. LNG is being used to fuel high horsepower engines in multiple transportation applications, including over-the-road trucking, mine haul trucks, locomotives, and marine engines, due to reduced emissions and cost savings benefits. Extensive LNG fueling networks exist currently in the United States, the European Union, and China. Regulatory requirements are accelerating the adoption of LNG as a transportation fuel in other markets, particularly in the marine sector. The International Maritime Organization (“IMO”) has imposed a global sulfur cap of 0.5% on ships trading outside of established emission control areas starting in January 2020, a level that could be difficult to achieve using common marine fuels, such as heavy fuel oil, but could be achieved using LNG. Large marine vessels can take several hundred thousand gallons of LNG in a single fuel bunkering event. LNG is also utilized as a fuel for rail locomotives and mining trucks. LNG usage in transportation application varies by the horsepower requirements of the application. Hydrogen is currently being tested as an alternative fuel for cars, trucks, trains, and marine vessels.
Mexico. The volume of U.S. produced natural gas going to Mexico has been increasing significantly over the last several years as pipelines have been built to deliver natural gas to major Mexican cities and utility sites. However, a large portion of Mexico does not have access to these pipelines and is not expected to have access in the near-term so LNG can be used to provide energy to these areas. We believe we are currently one of the largest small-scale LNG exporters to Mexico with multiple truckloads crossing the border from our George West Liquefier daily. Primary end markets for LNG in Mexico include the industrial, mining, and commercial sectors. We believe that the demand for LNG will continue to grow as the population and economy grow.
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

Competitive Strengths
Stabilis believes that we are well positioned to execute our business strategies based on the following competitive strengths:
LNG is an economically and environmentally attractive product. Stabilis believes that many of our customers use LNG because it can significantly reduce harmful carbon dioxide, nitrogen oxide, sulfur, particulate matter, and other emissions as compared to other hydrocarbon-based fuels. LNG is also an important partner fuel for renewables such as solar and wind power and will be a key component of the energy transition to more sustainable sources of energy. We also believe that the combination of cost benefits and environmental benefits makes LNG a compelling fuel source for many energy consumers. We believe that LNG can be delivered to customers at prices that are lower and more stable than what they would pay for distillate fuels or propane. In addition, several of our customers have reported that LNG as a fuel decreases their operating costs by reducing equipment maintenance requirements and providing more consistent burn characteristics.
Demonstrated ability to execute LNG and hydrogen projects safely and cost effectively. Stabilis has produced and delivered over 250 million gallons of LNG to our customers throughout our 15+ year operating history. Our experience includes building and operating LNG production facilities, delivering LNG from third-party sources to our customers, and designing and executing a wide-variety of turnkey LNG fueling solutions for our customers using our cryogenic equipment fleet supported by our field service team. We have experience serving customers in multiple end markets including aerospace, industrial, utilities and pipelines, mining, energy, remote clean power, and transportation. We also have experience exporting LNG to Mexico and Canada. Finally, we believe our team is among the most experienced in the small-scale LNG industry. We believe that we can leverage this proven LNG execution experience to grow our business in existing markets and expand our business into new markets including the nascent hydrogen market. The production and distribution of hydrogen shares many attributes with LNG and we believe hydrogen will be a safe fuel and increasingly cost effective as acceptance grows.
Comprehensive provider of “virtual natural gas pipeline” solutions throughout North America. Stabilis offers our customers a comprehensive off-pipeline natural gas solution by providing the supply infrastructure, transportation and logistics, and field service support necessary to deliver LNG to them in a program that is tailored to their consumption needs. We believe we own one of the largest fleets of cryogenic transportation, storage, and vaporization equipment in North America. We can provide our customers LNG and related services for a wide variety of applications almost anywhere in the United States, Canada and Mexico. We believe that our ability to be a “one stop shop” for all of our customers’ off-pipeline natural gas requirements throughout North America is unique among LNG providers. We believe our LNG experience allows us to expand our comprehensive offerings using hydrogen.
Ability to leverage existing LNG production and delivery capabilities into new markets. Stabilis believes that our experience producing and distributing LNG can be leveraged to grow into new geographic and service end markets. Since our founding we have expanded our service area across the United States, northern Mexico, and western Canada. We have also expanded our industry coverage to include multiple new end markets and customers. We accomplished this expansion into new markets by leveraging our LNG production and distribution expertise, in combination with our cryogenic engineering and project development capabilities, to meet new customer needs.
Growth Strategy
Stabilis’ primary business objective is to provide superior returns to our shareholders by becoming the leading vertically integrated small-scale LNG solution provider in the Americas. We intend to accomplish this objective by implementing the following growth strategies:
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
Expand our LNG distribution business throughout North America. Stabilis believes that expanding our LNG distribution capabilities throughout North America will enhance our competitive position by creating a comprehensive and reliable supply network for our customers, lowering our delivered LNG costs, and expanding our ability to service new industries and geographies. We currently provide LNG distribution and field service support throughout the United States and parts of Mexico and Canada. We plan to expand our distribution capabilities by adding equipment to our fleet, including the high-flow, high pressure vaporization equipment required by pipelines and turbine powered pressure pumping spreads. In addition, we plan to explore opportunities that expand our geographic reach and industry expertise, including acquisitions of companies that already service our targeted customers. Finally, we plan to explore opportunities to expand into the compressed natural gas (“CNG”) and hydrogen markets to provide comprehensive energy transition solutions to our customers.
Consistent with our strategy to expand our LNG production business, Stabilis will focus the expansion of our LNG distribution business in the United States and Mexico. We believe that supporting our liquefiers with our distribution capabilities optimizes our asset base and our ability to service our customers. We also plan to expand our third-party LNG supply network in these markets so we can provide our customers with comprehensive and reliable service.

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
Expand our ability to deliver Hydrogen to our customers. Stabilis believes that the market opportunity for zero emissions hydrogen fuel is growing. We are engaged with customers to use hydrogen and hydrogen/methane blends (“Hythane”) in applications including marine power generation, distributed power generation, and pipelines. We will continue to build our technical and operating expertise to bring safe and reliable hydrogen fueling solutions to our customers. We will also seek to add hydrogen capable production, transportation, and distribution assets to our equipment fleet to support our customers.
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
Competition
The market for natural gas is highly competitive. Stabilis believes the biggest competition for LNG in these applications are distillate fuels and propane as they power the majority of engines and generators in our target markets. We also compete with other fuel sources including pipeline natural gas and CNG. We believe we have multiple competitors in the market for natural gas fuel, including, but not limited to:
•Producers and distributors of LNG, including New Fortress Energy LLC, Clean Energy Fuels Corp., Pivotal LNG Inc.(Dominion Energy), Eagle LNG, Applied LNG, Kinetrex Energy, Sapphire Gas Solutions, numerous utilities located across the country which produce LNG for peak shaving purposes, and numerous local providers of cryogenic distribution and field services; and
•Producers and distributors of CNG, including NG Advantage LLC, Xpress Natural Gas LLC, Compass Natural Gas Partners LP and Certarus Ltd.
Stabilis competes with other natural gas companies, as well as other fossil fuel sources, based on a variety of factors, including, among others, cost, supply, availability, quality, emissions, and safety of the fuel. Location is often a primary competitive factor as transportation costs limit the distance LNG can be hauled at competitive prices. We believe we compare favorably with many of our competitors on the basis of these factors; however, some of our competitors have longer operating histories and market-based experience, larger customer bases, more expansive brand recognition, deeper market penetration and substantially greater financial, marketing and other resources than our business. As a result, they may be able to respond more quickly to changes in customer preferences, legal requirements or other industry or regulatory trends, devote greater resources to the development, promotion and sale of their products, adopt more aggressive pricing policies, dedicate more effort to infrastructure and systems development in support of their business or product development activities and exert more influence on the regulatory landscape that impacts the natural gas fuel market. Additionally, utilities and their affiliates typically have unique competitive advantages, including a lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness, and large sales and marketing organizations.
Stabilis does not believe that we compete with mid-scale and world-scale LNG liquefiers that produce more than 1,000,000 LNG-gallons (3,788 cubic meters) per day. These large LNG production facilities, such as those operated by Cheniere Energy and Freeport LNG, typically are designed and permitted to fill large marine vessels that deliver cargos of 21,120,000 LNG-gallons (80,000 cubic meters) or more to large import terminals in foreign markets. We do not believe that any of them currently have or plan to have truck loading facilities that would be required to supply LNG to small-scale LNG customers. We also do not believe that any mid-scale or large-scale liquefiers currently have plans to install LNG loading capabilities for vessels smaller than 7,920,000 LNG-gallons (30,000 cubic meters).
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
Transportation of LNG. Federal and state safety standards require that LNG is moved by qualified drivers in cryogenic containers designed for LNG transportation. Drivers are subject to U.S. Department of Transportation (“USDOT”) regulations, such as Federal Motor Carrier Safety Administration (“FMCSA”), Hazardous Materials Regulations, and state certification requirements, such as certifications by the Alternative Energy Division of the Railroad Commission of Texas. Cryogenic containers have to undergo annual USDOT visual inspections and periodic pressure tests. Motor vehicles equipped with an LNG container or other motor vehicles used principally for transporting LNG in portable containers in Texas have to be registered with the Railroad Commission of Texas.
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
Employees
As of December 31, 2020, Stabilis had 268 employees, 220 of whom were full-time employees. We believe our relations with employees are satisfactory. None of our employees are currently subject to a collective bargaining agreement.
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
Available Information
Stabilis’ principal executive office is located at 10375 Richmond Ave., Suite 700, Houston, Texas 77042. Our telephone number is 832-456-6500 and our website address is www.stabilis-solutions.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information filed with or furnished to the SEC available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. The reference to Stabilis’ website is not intended to incorporate the information on the website into this report or any of our filings with the SEC.
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
•    failure to win new bids or contracts;
•changes in regulatory, geopolitical, social, economic, tax or monetary policies and other factors resulting from the transition to the Biden administration and Democratic control of Congress;
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
We will continue to incur significant capital and operating expenditures while we develop infrastructure for our supply chain and other future projects. We will need to invest significant amounts of additional capital to implement our strategy. We could experience delays beyond the expected development period, which could increase the level of operating losses and negative operating cash flows. Our future liquidity may also be affected by the timing of construction financing availability in relation to the incurrence of construction costs and other outflows and by the timing of receipt of cash flows under our customer contracts in relation to the incurrence of project and operating expenses. Our ability to generate any positive operating cash flow and achieve profitability in the future is dependent on, among other things, our ability to develop an efficient supply chain and successfully and timely complete necessary infrastructures and fulfill our gas delivery obligations under our customer contracts.

Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms.
Our net working capital may not be sufficient to fully execute our business plan in the future. Assuming the accuracy of our assumptions relating to our business strategy, we believe that our cash resources will only be sufficient to meet projected capital expenditures, financing obligations and operating requirements in the near term. In the future, we expect to pursue offerings of debt or equity securities to assist us in developing our operations. If we are unable to secure additional funding, or if it is only available on terms that we determine are not acceptable, we may be unable to fully execute our business plan, and our business, financial condition or results of operations may be adversely affected. Our ability to raise additional capital will depend on financial, economic and market conditions and other factors, many of which are beyond our control. We cannot assure you that such additional funding will be available on acceptable terms, or at all.
A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets, risks relating to the credit risk of our customers and the jurisdictions in which we operate, as well as general risks, including limitations on investment capital, applicable to the energy sector. Our financing costs could increase or future borrowings or equity offerings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs. We may rely on borrowings under debt instruments to fund our capital expenditures. If any of the lenders under these potential debt instruments were unable to perform on its commitments, we may need to seek replacement financing, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms.
We may not be profitable for an indeterminate period of time.
We have a limited operating history and therefore have not achieved consistent profitability on an annual basis. We will need to make significant additional investments to develop, improve and operate our business. We also expect to make significant expenditures and investments in identifying, acquiring and/or developing other future projects. We also expect to incur significant expenses in connection with the continued growth of our business, including costs for LNG purchases, truck transportation, shipping and logistics, personnel and technological improvements. We may need to raise significant additional debt and equity capital to achieve our goals.
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
A limited number of customers currently represent a substantial majority of our income. Our operating results are currently contingent on our ability to maintain LNG services to these customers. At least in the short term, we expect that a substantial majority of our sales will continue to arise from a concentrated number of customers, such as power utilities, energy producers and industrial end-users. For the year ended December 31, 2020, Noble Energy, Inc. and Aggreko Plc each accounted for more than 10% of our revenues. We may be unable to accomplish our business plan to diversify and expand our customer base by attracting a broad array of customers, which could negatively affect our business, results of operations and financial condition.
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
Risks of nonpayment and nonperformance by customers are a consideration in our businesses, and our credit procedures and policies may be inadequate to sufficiently eliminate customer credit risk. As part of our business strategy, we intend to target customers who have not been traditional purchasers of natural gas, including customers in developing countries, and these customers may have greater credit risk than typical natural gas purchasers. Therefore, we may request pre-payments in advance for purchasing LNG or our services for certain customers that pose a greater customer credit risk than other companies in the industry. Further, adverse economic conditions in the energy industry increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings or significant counterparty risks. Finally, we may be unable to collect amounts due or damages we are awarded from certain customers, and our efforts to collect such amounts may damage our customer relationships. Any material nonpayment or nonperformance by our customers could have a materially adverse effect on our financial condition and results of operations.
Any failure to perform by our counterparties under agreements may adversely affect our operating results, liquidity and access to financing.
Our business involves our entering into various purchase and sale, hedging and other transactions with numerous third parties (commonly referred to as “counterparties”). In such arrangements, we are exposed to the performance and credit risks of our counterparties, including the risk that one or more counterparties fails to perform its obligation to make deliveries of commodities and/or to make payments. These risks may increase during periods of commodity price volatility. Defaults by suppliers and other counterparties may adversely affect our operating results, liquidity and access to financing.
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
•    changes in supplies of, demand for, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;

•    changes in regulatory, tax or other governmental policies or requirements regarding imported or exported LNG, natural gas or alternative energy sources, which may reduce the demand for imported or exported LNG and/or natural gas;
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
As more fully discussed in this report, our existing facilities and expected future facilities face operational risks, including the following: performing below expected levels of efficiency, breakdowns or failures of equipment, operational errors by trucks, operational errors by us or any contracted facility operator, industrial accidents, labor disputes and weather-related or natural disaster interruptions of operations.
Any of these risks could disrupt our operations and increase our costs, which would adversely affect our business, operating results, cash flows and liquidity. In addition, the occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our business, operating results, cash flows and liquidity.
The operation of our plants will involve particular, significant risks.
The operation of our plants will involve particular, significant risks, including, among others: failure to maintain the required license(s) or other permits required to operate our plants; failure in health and safety performance and management of health and safety risks; failure to comply with applicable laws and regulations, including environmental laws and regulations; failure to properly manage environmental risks, including pollution, contamination, and exposure to hazardous materials; the inability, or failure, of any counterparty to any plant-related agreements to perform their contractual obligations to us and planned and unplanned power outages due to maintenance, expansion and refurbishment. We cannot assure you that future occurrences of any of the events listed above or any other events of a similar or dissimilar nature would not significantly decrease or eliminate the revenues from, or significantly increase the costs of operating, our plants. As a consequence, there may be reduced or no revenues from our plants which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Global climate change may in the future increase the frequency and severity of weather events and the losses resulting therefrom, which could have a material adverse effect on the economies in the markets in which we operate or plan to operate in the future and therefore on our business.
Over the past several years, changing weather patterns and climatic conditions have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate and intend to operate, and have created additional uncertainty as to future trends. There is a growing consensus today that climate change increases the frequency and severity of extreme weather events and, in recent years, the frequency of major weather events appears to have increased. We cannot predict whether or to what extent damage that may be caused by natural events, such as severe tropical storms and hurricanes, will affect our operations or the economies in our current or future market areas, but the increased frequency and severity of such weather events could increase the negative impacts to economic conditions in these regions and result in a decline in the value or the destruction of our liquefiers and downstream facilities or affect our ability to transmit LNG. In particular, if one of the regions in which we operate is impacted by such a natural catastrophe in the future, it could have a material adverse effect on our business. Further, the economies of such impacted areas may require significant time to recover and there is no assurance that a full recovery will occur. Even the threat of a severe weather event could impact our business, financial condition or the price of our common stock.
Hurricanes or other natural or man-made disasters could result in an interruption of our operations, a delay in the completion of future liquefaction facilities, higher construction costs or the deferral of the dates on which payments are due under our customer contracts, all of which could adversely affect us.
Storms and related storm activity and collateral effects, or other disasters such as explosions, fires, seismic events, floods or accidents, could result in damage to, or interruption of operations in our supply chain, including at our facilities or related infrastructure, as well as delays or cost increases in the construction and the development of our proposed facilities or other infrastructure. Due to the concentration of our current plant operations in coastal areas of North America, we are particularly exposed to the risks posed by hurricanes, tropical storms and their collateral effects. For example, the 2018 Atlantic hurricane season caused extensive and costly damage across the U.S. Gulf Coast, and the Eastern Seaboard. We are unable to predict with certainty the impact of future storms on our customers, infrastructure or operations.
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
We maintain insurance against certain risks and losses. We may not be able to maintain desired or required insurance at rates that we consider commercially reasonable. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
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
We may be unable to procure adequate insurance coverage at commercially reasonable rates in the future. For example, environmental regulations have led in the past to increased costs for, and in the future may result in the lack of availability of, insurance against risks of environmental damage or pollution. A catastrophic release of natural gas, marine disaster or natural disasters could result in losses that exceed our insurance coverage, which could harm our business, financial condition and operating results. Any uninsured or under-insured loss could harm our business and financial condition. In addition, our insurance may be voidable by the insurers as a result of certain of our actions.
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
The construction of energy-related infrastructure, including liquefaction facilities, as well as other future projects, involves numerous operational, regulatory, environmental, political, legal and economic risks beyond our control and may require the expenditure of significant amounts of capital during construction and thereafter. These potential risks include, among other things, the following:

•    we may be unable to complete construction projects on schedule or at the budgeted cost due to the unavailability of required construction personnel or materials, accidents or weather conditions, or changes in regulatory requirements;
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
Until we have entered into an Engineering, Procurement and Construction (“EPC”) contract for a particular project, in which the EPC contractor agrees to meet our planned schedule and projected total costs for a project, we are subject to potential fluctuations in construction costs and other related project costs. Although some agreements may provide for liquidated damages if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of the applicable facility, and any liquidated damages that we receive may be delayed or insufficient to cover the damages that we suffer as a result of any such delay or impairment. The obligations of our primary building contractor and other contractors to pay liquidated damages under their agreements with us are subject to caps on liability, as set forth therein. Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under our contracts and increase the cost of the applicable facility or result in a contractor’s unwillingness to perform further work. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement for any reason, we would be required to engage a substitute contractor, which could be particularly difficult in certain of the markets in which we operate or plan to operate. This would likely result in significant project delays and increased costs, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Additionally, in certain instances, we may be jointly and severally liable for our contractor's actions or contract performance.
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
Decreased demand for natural gas may result in significant price competition and decrease the prices we are able to charge, which would have a material adverse effect on our results of operations, financial condition and prospects.
Technological innovation may render our processes obsolete.
The success of our current operations and future projects will depend in part on our ability to create and maintain a competitive position in the natural gas liquefaction industry. In particular, although we plan to utilize proven technologies such as those currently in operation at our George West Liquefier, we do not have any exclusive rights to any of these technologies. In addition, such technologies may be rendered obsolete or uneconomical by legal or regulatory requirements, technological advances, more efficient and cost-effective processes or entirely different approaches developed by one or more of our competitors or others. We must be able to anticipate these changes, understand the market’s challenges, identify and integrate technological developments in order to maintain our competitiveness, maintain a high level of performance and operational excellence, and best meet the needs and demands of our customers. Failure to anticipate and keep up with the pace of technological innovation could materially and adversely affect our business, ability to realize benefits from future projects, results of operations, financial condition, liquidity and prospects.
Changes in legislation and regulations could have a material adverse impact on our business, results of operations, financial condition, liquidity and prospects.
Our business is subject to governmental laws, rules, and regulations, and requires permits that impose various restrictions and obligations that may have material effects on our results of operations. In addition, each of the applicable regulatory requirements and limitations is subject to change, either through new regulations enacted on the federal, state or local level, or by new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations and permits may be unpredictable and may have material effects on our business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, such as those relating to the liquefaction, storage, or regasification of LNG, or its transportation, exportation, or importation could cause additional expenditures, restrictions and delays in connection with our operations as well as other future projects, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have an adverse effect on our business, our ability to expand our business, including into new markets, results of operations, financial condition, liquidity and prospects.
The results of the 2020 U.S. presidential and congressional elections may create regulatory uncertainty for the LNG or broader energy industry. Changes in environmental laws could increase costs and harm our business, financial condition and results of operations.
Joe Biden’s victory in the U.S. presidential election, as well as a closely divided Congress, may create regulatory uncertainty in the LNG or broader energy industry. During his first weeks in office, President Biden has issued several executive orders promoting various programs and initiatives designed to, among other things, curtail climate change and control the release of methane into the atmosphere. It remains unclear what additional actions President Biden will take and what support he will have for any potential legislative changes from Congress. Further, it is uncertain to what extent any new environmental laws or regulations, or any repeal of existing environmental laws or regulations, may affect our operations and the demand for our products. Such actions could also increase our operating costs, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
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
Many competing companies have secured access to, or are pursuing development or acquisition of, LNG facilities in North America. We may face competition from major energy companies and others in pursuing our business strategy to provide LNG. Some of these competitors have longer operating histories, more development experience, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources than we currently possess. We also face competition for the contractors needed to build our facilities. The superior resources that some of these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, ability to realize benefits from future projects, results of operations, financial condition, liquidity and prospects.
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

Our lack of diversification could have an adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
A significant portion of our anticipated revenue in 2021 will be dependent upon our facilities in George West, Texas. Due to our lack of asset and geographic diversification, an adverse development at the George West Liquefier or in the LNG industry, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.
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

We are dependent upon the available labor pool of skilled employees, including truck drivers. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate energy-related infrastructure and to provide our customers with the highest quality service. In addition, the tightening of the transportation related labor market due to the shortage of skilled truck drivers may affect our ability to hire and retain skilled truck drivers and require us to pay increased wages. In response to reduced activity levels during the year ended December 31, 2020, we reduced our employee headcount. As activity returns to pre-COVID-19 levels, we may not be able to find enough skilled labor to meet our needs, which could limit our growth.
In addition, we, and our subsidiaries in the United States who hire personnel, are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. We are also subject to applicable labor regulations in the other jurisdictions in which we operate, including Canada and Mexico. We may face challenges and costs in hiring, retaining and managing our employee base. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain qualified personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. Any increase in our operating costs could materially and adversely affect our business, financial condition, operating results, liquidity and prospects.
We may incur impairments to goodwill or long-lived assets.
We test our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We test goodwill for impairment annually, or more frequently as circumstances dictate. Significant negative industry or economic trends, and decline of market capitalization, reduced estimates of future cash flows for business segments or disruptions to business could lead to an impairment charge of the long-lived assets, including our goodwill. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Projections of future operating results and cash flows may vary significantly from results. In addition, if our analysis results in an impairment to our goodwill or long-lived assets, we may be required to record a charge to earnings in our consolidated financial statements during a period in which such impairment is determined to exist, which may negatively impact our operating results.
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
We cannot control the outcome of any review and approval process, including whether or when any such permits, approvals and authorizations will be obtained, the terms of their issuance, or possible appeals or other potential interventions by third parties, including third parties opposing our operations or the fossil fuel industry generally, that could interfere with our ability to obtain and maintain such permits, approvals and authorizations or the terms thereof. If we are unable to obtain and maintain such permits, approvals and authorizations on favorable terms, we may not be able to recover our investment in our projects. Many of these permits, approvals and authorizations require public notice and comment before they can be issued, which can lead to delays to respond to such comments, and even potentially to revise the permit application or to changes in permit terms and conditions. There is no assurance that we will obtain and maintain these governmental permits, approvals and authorizations on favorable terms, or that we will be able to obtain them on a timely basis, and failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. Moreover, many of these permits, approvals and authorizations are subject to administrative and judicial challenges, which can delay and protract the process for obtaining and implementing permits and can also add significant costs and uncertainty.
Existing and future environmental, health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions.
Our business is now and will in the future be subject to extensive federal, international, state and local laws and regulations both in the United States and in other jurisdictions where we operate that regulate and restrict, among other things, the siting and design of our facilities, discharges to air, land and water, with focus on the protection of human health, the environment and natural resources from risks associated with processing, storing, receiving and transporting LNG; the handling, storage and disposal of hazardous materials, hazardous waste and petroleum products; and remediation associated with the release of hazardous substances. For example, the Pipeline Hazardous Materials Safety Administration (“PHMSA”) has promulgated detailed regulations governing LNG facilities under its jurisdiction to address LNG facility siting, design, construction, equipment, operations, maintenance, personnel qualifications and training, fire protection and security. State and local regulators can impose similar siting, design, construction and operational requirements.
Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities and as generators of and arrangers for the transport and disposal of regulated wastes, we could be liable for the costs of cleaning up any such hazardous substances that may be released into the environment at or from our facilities or facilities to which wastes or hazardous substances were transported or disposed, for resulting damage to natural resources, and for certain health studies.
Laws and regulations, such as the CAA and the CWA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be emitted or discharged into the environment in connection with the construction and operation of our facilities, and require us to obtain and maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to compliance. Relevant local authorities may also require us to obtain and maintain permits associated with the construction and operation of our facilities, including with respect to land use approvals.
In addition, the Resource Conservation and Recovery Act (“RCRA”) and analogous state laws impose detailed requirements for the generation, handling, storage, processing, treatment and disposal of nonhazardous and hazardous solid wastes. Wastes listed as hazardous wastes or that have hazardous characteristics are subject to more stringent requirements than those considered nonhazardous.
We are also subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right-to-Know Act, the general duty clause and Risk Management Planning regulations promulgated under section 112(r) of the CAA and comparable state statutes and any implementing regulations require recordkeeping and disclosure of information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. These laws also require the development of risk management plans for certain facilities to prevent accidental releases of extremely hazardous substances and to minimize the consequences of such releases should they occur.

Failure to comply with any of these laws and regulations could lead to substantial liabilities, fines and penalties or capital expenditures related to pollution control equipment and restrictions or curtailment of operations, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
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
Greenhouse Gases/Climate Change. From time to time, there may be federal and state regulatory and policy initiatives to reduce GHG emissions in the United States from a variety of sources. Other federal and state initiatives are being considered or may be considered in the future to address GHG emissions through, for example, United States treaty commitments or other international agreements, direct regulation, a carbon emissions tax, or cap-and-trade programs. For example, the U.S. recommitted to the Paris Agreement, an international treaty with the goal of limiting global warming to below 2 degrees Celsius as compared to pre-industrial levels.
Responding to scientific reports regarding threats posed by global climate change, the U.S. Congress has in the past considered legislation to reduce emissions of GHGs. Independent of Congress, the Environmental Protection Agency (“EPA”) has adopted regulations for reporting and controlling GHG emissions from certain air emissions sources under its existing authority under the CAA, and may adopt more stringent regulations in the future. In addition, some states and foreign jurisdictions have individually or in regional cooperation, imposed restrictions on GHG emissions under various policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for pollution reduction, use of renewable energy sources, or use of replacement fuels with lower carbon content.
The adoption and implementation of any U.S. federal, state or local regulations or foreign regulations imposing obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur significant costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for natural gas and natural gas products. The potential increase in our operating costs could include new costs to operate and maintain our facilities, permit our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay taxes related to our GHG emissions, and administer and manage a GHG emissions program. We may not be able to recover such increased costs through increases in customer prices or rates. In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products that are deemed to contribute to GHGs, or restrict their use, may reduce volumes available to us for processing, transportation, marketing and storage. These developments could have a material adverse effect on our financial position, results of operations and cash flows.
In addition, due to concerns over climate change, numerous countries around the world have adopted or are considering adopting laws or regulations to reduce GHG emissions. In December 2015, the U.S. and 195 other nations attending the United Nations Climate Change Conference adopted the Paris Agreement on global climate change, which establishes a universal framework for addressing GHG emissions based on nationally determined contributions. The Paris Agreement calls for zero net anthropogenic GHG emission to be reached during the second half of the 21st century. The Paris Agreement does not create any binding obligations for nations to limit their GHG emissions but rather includes pledges to voluntarily limit or reduce future emissions. It also creates a process for participating countries to review and increase their intended emissions reduction goals every five years. Although the United States became a party to the Paris Agreement in April 2016, in August 2017 the U.S. State Department informed the United Nations of its intent to withdraw from the Paris Agreement and in November 2019, the U.S. took another step toward withdrawal by submitting a formal notice of its withdrawal to the United Nations. Notably, the earliest date of withdrawal under the terms of the Agreement was November 4, 2020, one day after the 2020 U.S. Presidential election. On January 20, 2021, President Biden sent a letter to the United Nations that formally begun the 30-day process of rejoining the Paris Agreement. It is not possible to know how quickly renewable energy technologies may advance, but the increased use of renewable energy could ultimately reduce future demand for hydrocarbons. These developments could have a material adverse effect on our financial position, results of operations and cash flows.
Fossil Fuels. Our business activities depend upon a sufficient and reliable supply of natural gas feedstock, and are therefore subject to concerns in certain sectors of the public about the exploration, production and transportation of natural gas and other fossil fuels and the consumption of fossil fuels more generally. Legislative and regulatory action, and possible litigation, in response to such public concerns may also adversely affect our operations. We may be subject to future laws, regulations, or actions to address such public concern with fossil fuel generation, distribution and combustion, GHGs and the effects of global climate change. Our customers may also move away from using fossil fuels such as LNG for their power generation needs for reputational or perceived risk-related reasons. These matters represent uncertainties in the operation and management of our business, and could have a material adverse effect on our financial position, results of operations and cash flows.
Environmental, social, and governance (“ESG”) goals, programs, and reporting are increasingly being touted by capital providers and investors as a priority for the energy industry, and access to capital and investors for companies not prioritizing ESG may become increasingly limited.
Spurred by increasing concerns regarding climate change, the energy industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. ESG goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place.
In addition, if ESG metrics and/or reporting become mandatory, our costs of planning, measuring, monitoring, and reporting on our operations could increase and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
The continued spread of a contagious illness such as COVID-19, may adversely affect our business, operations and financial condition.
The responses of governmental authorities and companies across the world to reduce the spread of the COVID-19 pandemic have significantly reduced global economic activity. Various containment measures, which have included business closures, work stoppages, work-from-home directives, shuttering of public spaces and events and/or severe restrictions of global and regional travel, among others, while aiding in the prevention of further spread of the virus, have resulted in the slowing of economic growth, reduced demand for crude oil and natural gas and the disruption of global manufacturing supply chains. As the COVID-19 outbreak is still evolving, much of its impact remains unknown.
Effects of the current pandemic include, or may include, among others:

•deterioration of worldwide, regional or national economic conditions and activity, which could further reduce or prolong the sustained low energy prices, or adversely affect global demand for LNG and natural gas;
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
In addition, federal, state and local governments have enacted various measures to try to contain the outbreak of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. It is unknown when easing of these lockdowns and reopening will occur even as COVID-19 vaccines become available in the countries in which we operate. Our facility in George West, Texas, as well as our M&I Brazil subsidiary in Brazil, and our 40% interest in BOMAY, a joint venture in China, are critical infrastructure and have continued to operate during the outbreak, which means that we must keep our employees who operate our facilities safe and minimize unnecessary risk of exposure to the virus. In response, we have taken certain precautionary measures to protect the continued safety and welfare of our employees who continue to work at our facilities and have modified certain business and workforce practices, such as implementing work from home policies where appropriate

The measures taken to prevent an outbreak at our facilities may result in increased costs. If a large number of our employees in those critical facilities were to contract COVID-19 at the same time, our operations could be adversely affected.
In recent months, new COVID-19 variants were discovered internationally and within the U.S. Many uncertainties remain with respect to the COVID-19 pandemic, and we continue to monitor the rapidly evolving situation. Given the dynamic nature of these circumstances and the international nature of our business and operations, the duration of any business disruption and the related financial impact to us cannot be reasonably estimated at this time. The COVID-19 pandemic alone or coupled with continued volatility in the energy markets may materially and adversely affect our business, financial condition, operating results, cash flow, liquidity and prospects or have the effect of heightening many of the other risks described herein and in our Form 10-K. The extent to which our business, contracts, financial condition, operating results, cash flow, liquidity and prospects are affected by the COVID-19 outbreak or volatility in the energy markets will depend on various factors beyond our control and are highly uncertain, including the duration and scope of the outbreak, decreased demand for LNG and the resulting economic effects of the outbreak of COVID-19.
Our ability to maintain our liquidity may be materially and adversely affected if any significant customer fails to perform its contractual obligations for any reason or if we are unable to access the capital markets.
Our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, and distributions from our BOMAY joint venture. Our ability to generate cash is substantially dependent upon the performance by customers under contracts that we have entered into, and we could be materially and adversely affected if any significant customer fails to perform its contractual obligations for any reason. In addition, as a result of the disruptions caused by COVID-19 and the volatility in the energy markets, we believe we are exposed to heightened credit and performance risk of our customers and contractual counterparties.
The Company may, from time to time, enter into credit arrangements or finance lease obligations. If we are unable to obtain additional funding, approvals or amendments to our financings outstanding from time to time, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan and our business, financial condition or results of operations may be materially adversely affected. Additionally, we may need to adjust the timing of our planned capital expenditures depending on the requirements of financing arrangements and availability of such additional funding. Our ability to raise additional capital will depend on financial, economic and market conditions, which have increased in volatility and at times have been negatively impacted due to the COVID-19 pandemic, our progress in executing our business strategy and other factors, many of which are beyond our control. We cannot assure you that such additional funding will be available on acceptable terms, or at all. Additional debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Risks Inherent in an Investment in Us
We may incur losses over the next several years and may never achieve or maintain profitability.
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
•    establish a sales, marketing and distribution infrastructure to commercialize our business and products;
•    hire additional personnel;
•    add operational, financial and management information systems and personnel, including personnel to support our business development and planned future commercialization efforts.
To become and remain profitable, we must develop and execute our business plan. This will require us to be successful in a range of challenging activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our existing business operations and development efforts, expand our business or continue our operations and may require us to raise additional capital that may dilute the ownership interest of common stock holders. A decline in the value of the Company could also cause stockholders to lose all or part of their investment.

Our Company may need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate portions of our existing business operations and development efforts.
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
We expect to finance our cash needs through a combination of equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of common stock holders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
•fluctuations in actual and anticipated future commodity prices;
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

Our common stock is thinly traded and the market for our securities may continue to be limited, and be sporadic and highly volatile.
There is currently a limited public market for our common stock. Holders of our common stock may, therefore, have difficulty selling their shares, should they decide to do so. In addition, there can be no assurances that any shares which are purchased will be sold without incurring a loss. The market price of our shares may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for our common stock in the future. Finally, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock. There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained.
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
We are a “smaller reporting company,” within the meaning of the Exchange Act. As a “smaller reporting company,” we are subject to lesser disclosure obligations in our SEC filings compared to other issuers. Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects and make our common stock less attractive to investors. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
Casey Crenshaw, our Executive Chairman, has voting control over our company.
As of December 31, 2020, Casey Crenshaw has beneficial ownership of 76.7% of the outstanding shares of our common stock. As a result, Mr. Crenshaw may control all matters that require stockholder approval, as well as our management and affairs. For example, Mr. Crenshaw may unilaterally approve the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way the Company is managed or the direction of its business. Mr. Crenshaw’s interests with respect to matters potentially or actually involving or affecting the Company, such as future acquisitions, financings and other corporate opportunities and attempts to acquire the Company, may conflict with the interests of our other stockholders. This concentration of ownership control may:
•    delay, defer or prevent a change in control;
•    entrench its management and the board of directors;
•    impede a merger, consolidation, takeover or other business combination involving the company that other stockholders may desire; or
•exempt us from certain corporate governance requirements that provide protection to stockholders of other public companies.
This concentration of stock ownership may adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders.

We may have conflicts of interest arising out of transactions with parties related to Casey Crenshaw.
We enter into transactions with entities managed or controlled by Casey Crenshaw in the ordinary course of business as described in Item 13 herein which may result in conflicts of interest. If conflicts arise in connection with such related party transactions we cannot assure you that such conflicts will be resolved in our favor.
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
Our success will also depend on pre-existing relationships with third parties. Any adverse changes in these relationships could adversely affect our business, financial condition or results of operations.
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
General Risk Factors
Weakened global macro-economic conditions may adversely affect our industry, ability to access capital, business and results of operations.
Our overall performance depends in part on worldwide macro-economic and geopolitical conditions. The United States has experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These global macro-economic conditions can suddenly arise and the full impact of such conditions can remain uncertain. In addition, geopolitical developments, such as existing and potential trade wars and other events beyond our control, such as the COVID-19 pandemic, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Weakened global macro-economic conditions could cause the demand for and price of our products to decrease. In addition, restricted credit conditions could limit our ability to access capital on favorable terms, if at all. A deterioration in the macro-economic could have a material adverse effect on our business, financial position, results of operations and liquidity.
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
We incur and will continue to incur significant legal, accounting and other expenses that Stabilis Solutions, Inc. and its subsidiaries did not incur as private companies, including costs associated with public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act and rules and regulations promulgated by the SEC. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult to attract and retain qualified individuals to serve on our board of directors (the “Board” or “Board of Directors”) or as executive officers, which may adversely affect investor confidence in us and could cause our business or stock price to suffer.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The corporate headquarters of Stabilis are located at 10375 Richmond Avenue, Suite 700, Houston, TX 77042. Stabilis leases its general office space at its corporate headquarters. The lease expires in January 31, 2025. Stabilis or its subsidiaries currently own or lease the following additional principal properties:

Facility Location	Use	Size	Leased or Owned	Expiration of Lease
Houston, TX	Office	8,583 sq. ft.	Leased	January 31, 2025
George West, TX	LNG Plant	3,400 sq. ft. on 31.04 acres	Owned	N/A
Bellevue, WA	Office	1,610 sq. ft.	Leased	June 30, 2022
Hudson, CO	Storage Site	On 2 acres	Leased	May 31, 2021
Macaé, Brazil	Offices and shop services	24,756 sq. ft.	Leased	January 14, 2022
Rio de Janeiro, Brazil	Offices and shop services	6,460 sq. ft.	Leased	July 31, 2022
Belo Horizonte, Brazil	Offices and manufacturing	10,764 sq. ft.	Leased	April 1, 2023
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
See Note 13—Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of outstanding legal matters.

ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock traded under the symbol “SLNG” on the Nasdaq Stock Market from July 29, 2019 to October 2, 2019. On October 3, 2019 the Company’s common shares commenced trading on the OTCQX Best Market under the symbol “SLNG.” Prior to the Share Exchange, it traded under the symbol “AETI.”
The Company did not declare or pay cash dividends on common shares in either fiscal year 2020 or 2019. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operations of its business.
Holders
As of March 9, 2021, we had 25 holders of record of our common stock and 16,896,626 shares of common stock outstanding, based on information provided by our transfer agent. We also have outstanding warrants to purchase 62,500 shares of our Common Stock.

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
OVERVIEW
Stabilis is an energy transition company that provides turnkey clean energy production, storage, transportation and fueling solutions including using natural gas and hydrogen to multiple end markets in North America. Our diverse customer base utilizes LNG and hydrogen solutions as a fuel source in a variety of applications in the aerospace, industrial, utilities and pipelines, mining, energy, remote clean power and high horsepower transportation markets. Our customers use LNG as a partner fuel for renewable energy and as an alternative to traditional fuel sources, such as diesel, fuel oil, and propane, to reduce harmful environmental emissions and to lower fuel costs. Our customers also use LNG as a “virtual pipeline” solution when natural gas pipelines are not available or are curtailed.
Stabilis seeks to provide our customers with safe, reliable and cost-effective LNG and hydrogen fueling solutions and power delivery equipment and services. We provide multiple products and services to our customers, including:
LNG and Hydrogen Production and Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers”, which convert natural gas into LNG through a multiple stage cooling process. We currently own and operate a liquefier that can produce up to 100,000 LNG gallons (379 cubic meters) per day. We also purchase LNG from third-party production sources which allows us to support customers in markets where we do not own liquefiers.
Transportation and Logistics Services—Stabilis offers our customers a “virtual natural gas pipeline” by providing them with turnkey LNG transportation and logistics services in North America. We deliver LNG to our customers’ work sites from both our own production facility and our network of 25 third-party production sources located throughout North America. We own a fleet of LNG fueled trucks and cryogenic trailers to transport and deliver LNG. We also outsource similar equipment and transportation services for both LNG and hydrogen from qualified third-party providers as required to support our customer base.
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
Engineering and Field Support Services—Stabilis has experience in the safe, cost effective, and reliable use of LNG and hydrogen in multiple customer applications. We have also developed many processes and procedures that we believe improve our customers’ use of LNG and hydrogen in their operations. Our engineers help our customers design and integrate LNG and hydrogen into their fueling operations and our field service technicians help our customers mobilize, commission and reliably operate on the job site.
Stabilis generates revenue by selling and delivering LNG and hydrogen to our customers. We also generate revenue by renting cryogenic equipment and providing engineering and field support services. We sell our products and services separately or as a bundle depending on the customer’s needs. LNG pricing depends on market pricing for natural gas and competing fuel sources (such as diesel, fuel oil, and propane among others), as well as the customer’s purchased volume, contract duration and credit profile.
Stabilis’ customers use LNG and hydrogen in their operations for multiple reasons, including lower and more stable fuel costs, reduced environmental emissions, and improved operating performance. We believe that LNG and hydrogen consumption will continue to increase in the future.
Power Delivery Solutions—As a result of the business combination with American Electric, Stabilis provides power delivery equipment and services for the oil and gas, marine, power generation and broad industrial market segments in Brazil, and builds electrical systems for sale in China through our 40% interest in BOMAY.
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

Gallons Delivered
(unaudited in thousands)

	Years Ended December 31,
	2020	2019
George West Liquefier	20,004	25,418
3rd Party	15,243	17,115
Total Gallons Delivered	35,247	42,533
Utilization is an important measure used by management to assess operational output at our George West Liquefier. Utilization is calculated as actual gallons produced at the facility divided by capacity. For the year ended December 31, 2020, utilization was 54.5%, compared to 69.6% for the year ended December 31, 2019. The decrease was primarily the result of reduced customer activity during the 2nd and 3rd quarters of 2020 due to the ongoing COVID-19 pandemic.
Background
On July 26, 2019, the Share Exchange transaction with American Electric and its subsidiaries was completed. The Share Exchange and its related proposals, which included a company name change and a reverse stock split, were approved by American Electric stockholders at a Special Meeting of Stockholders on July 17, 2019. On July 29, 2019, the Company began operating under the name Stabilis Energy, Inc. and our common stock began trading under the ticker symbol “SLNG”. Because the former owners of Stabilis LLC owned approximately 88.4% of the voting stock of the combined company at the completion of the Share Exchange and certain other factors including that directors designated by LNG Investment constitute a majority of the board of directors, Stabilis LLC was treated as the acquiror of American Electric in the Share Exchange for accounting purposes. As a result, the Share Exchange was treated by American Electric as a reverse acquisition under the purchase method of accounting in accordance with United States generally accepted accounting principles (“U.S. GAAP”). In addition, the Company’s shares outstanding now reflect a one-for-eight reverse split. Unless otherwise noted, any share or per share amounts give retroactive effect to the reverse stock split. For further information regarding this transaction, see Note 2—Acquisitions of Notes to Consolidated Financial Statements.
The financial information represents the historical results of Stabilis for periods prior to the Share Exchange. The operations of American Electric are included in our consolidated financial statements from the completion of the Share Exchange on July 26, 2019. For further information regarding this transaction, see Note 2—Acquisitions of Notes to Consolidated Financial Statements.
On August 5, 2019, we entered into an exchange agreement (the “Exchange Agreement”) with Chart Energy & Chemicals, Inc. (“Chart E&C”), Stabilis LLC, and Stabilis Eagle Ford, LLC (“Stabilis LNG EF”) for the satisfaction of indebtedness of Stabilis LNG EF to Chart E&C in the principal amount of $7 million (the “Exchanged Indebtedness”) in exchange for unregistered shares of our common stock (such transactions, the “Chart Transaction”). We issued to Chart E&C 1,470,807 shares of Company common stock, and paid cash equal to the accrued and unpaid interest on the Exchanged Indebtedness due, plus a cash amount to be paid in lieu of the issuance of fractional shares of our common stock. Management determined the modifications to be substantial and pursuant to ASC 470, the transaction was treated as a debt extinguishment for accounting purposes. Accordingly, the Company recognized a gain on extinguishment of debt of $0.1 million, which is included in Other Income in the accompanying Consolidated Statement of Operations.
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
The market in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic in March 2020. Various containment measures, including large-scale travel bans, border closures, quarantines, shelter-in-place orders and business and government shutdowns, have resulted in the slowing of economic growth and a reduced demand for oil and natural gas and the disruption of global manufacturing supply chains. As the COVID-19 environment evolves, governments, corporations and other authorities may continue to implement restrictions or policies that adversely impact consumer spending, the economy, commodity prices, demand for our products, and our business, operations and share price. The ultimate extent and long-term effects of the pandemic are difficult to determine, but a prolonged period of market fluctuations and weak general economic conditions may have a material adverse effect on the Company’s financial results.
The Company implemented a number of cost control measures, including headcount reductions, temporary salary reductions, travel reductions, elimination of certain consultants, and other measures to adjust to anticipated activity levels and maintain adequate liquidity. However, there can be no assurance that these steps will be sufficient to mitigate the impact of the COVID-19 pandemic. The Company will continue to monitor the developments relating to COVID-19, and will follow health and safety guidelines as they evolve. Management may implement further similar cost control measures, as necessary, but there can be no assurances that such measures will be effective.

RESULTS OF OPERATIONS
The following table reflects line items from the accompanying Consolidated Statements of Operations for the year ended December 31, 2020 (the “Current Year”) as compared to the year ended December 31, 2019 (the “Prior Year”):
Stabilis Solutions, Inc.
Consolidated Statements of Operations
(In thousands, excluding percentages)

	Years Ended December 31,		Change	% Change
	2020	2019
Revenue:
LNG product	$27,339	$34,244	$(6,905)	(20.2)%
Rental, service and other	8,951	9,406	(455)	(4.8)
Power Delivery	5,260	3,421	1,839	53.8
Total revenues	41,550	47,071	(5,521)	(11.7)
Operating expenses:
Costs of LNG product	20,362	24,496	(4,134)	(16.9)
Costs of rental, service and other	5,230	4,726	504	10.7
Costs of power delivery	4,419	2,649	1,770	66.8
Selling, general and administrative	10,764	11,359	(595)	(5.2)
Depreciation	9,041	9,271	(230)	(2.5)
Total operating expenses	49,816	52,501	(2,685)	(5.1)
Loss from operations before equity income	(8,266)	(5,430)	(2,836)	52.2
Net equity income from foreign joint ventures’ operations:
Income from investments in foreign joint ventures	2,705	1,257	1,448	115.2
Foreign joint venture’s operations related expenses	(249)	(124)	(125)	100.8
Net equity income from foreign joint ventures’ operations	2,456	1,133	1,323	116.8
Loss from operations	(5,810)	(4,297)	(1,513)	35.2
Other income (expense):
Interest expense, net	(45)	(33)	(12)	36.4
Interest expense, net - related parties	(871)	(1,175)	304	(25.9)
Other income (expense)	(57)	97	(154)	(158.8)
Gain from disposal of assets	283	16	267	1,668.8
Total other income (expense)	(690)	(1,095)	405	(37.0)
Loss before income tax expense	(6,500)	(5,392)	(1,108)	20.5
Income tax expense	256	116	140	120.7
Net loss	(6,756)	(5,508)	(1,248)	22.7
Net income attributable to noncontrolling interests	—	207	(207)	(100.0)
Net loss attributable to Stabilis Solutions, Inc.	$(6,756)	$(5,715)	$(1,041)	18.2%

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

	Years Ended December 31,		Change	% Change
	2020	2019
	(In thousands, excluding percentages)
Revenue:
LNG product	$27,339	$34,244	$(6,905)	(20.2)%
Rental, service and other	8,951	9,406	(455)	(4.8)
Total revenues	36,290	43,650	(7,360)	(16.9)
Operating expenses:
Costs of LNG product	20,362	24,496	(4,134)	(16.9)
Costs of rental, service and other	5,230	4,726	504	10.7
Selling, general and administrative	8,602	10,317	(1,715)	(16.6)
Depreciation	8,911	9,127	(216)	(2.4)
Total operating expenses	43,105	48,666	(5,561)	(11.4)
Loss from operations before equity income	$(6,815)	$(5,016)	$(1,799)	35.9%
Power Delivery Segment
Our Power Delivery segment provides power delivery equipment and services to the global energy industry through our subsidiary in Brazil and our joint venture in China.

	Years Ended December 31,		Change	% Change
	2020	2019
	(In thousands, excluding percentages)
Revenue:
Power Delivery	$5,260	$3,421	$1,839	53.8%
Operating expenses:
Costs of power delivery	4,419	2,649	1,770	66.8
Selling, general and administrative	2,162	1,042	1,120	107.5
Depreciation	130	144	(14)	(9.7)
Total operating expenses	6,711	3,835	2,876	75.0
Loss from operations before equity income	(1,451)	(414)	(1,037)	250.5
Net equity income from foreign joint ventures’ operations:
Income from equity investments in foreign joint ventures	2,705	1,257	1,448	115.2
Foreign joint venture’s operations related expenses	(249)	(124)	(125)	100.8
Net equity income from foreign joint ventures’ operations	2,456	1,133	1,323	116.8
Income from operations	$1,005	$719	$286	39.8%

Current Year Compared to Prior Year
Revenue
LNG Product Revenue. During the Current Year LNG Product revenues decreased $6.9 million or 20.2% versus the Prior Year primarily due to reduced activity with mining, oilfield, and other customers as a result of the COVID-19 pandemic and the related impact on overall economic activity, particularly oil and gas exploration and production activity.
Rental, Service, and Other Revenue. Rental, service and other revenues decreased by $0.5 million or 4.8% in the Current Year compared to Prior Year primarily due to a cancellation fee received in the Prior Year.
Power Delivery. Power Delivery Revenue increased $1.8 million or 53.8% in the Current Year due to the mid-year completion of the Share Exchange in the Prior Year. Had the Power Delivery Revenue been included in our results of operations for the full year ended December 31, 2019, revenue in the Current Year would have been $2.1 million or 28.7% less than the Prior Year.
Operating Expenses
Costs of LNG Product. Cost of product in the Current Year decreased $4.1 million or 16.9% compared to Prior Year. As a percentage of LNG product revenue, overall cost of product increased 3% due to decreased plant utilization, partially offset by lower gas prices in the Current Year.
Costs of Rental, Service, and Other Revenue. This cost increased $0.5 million or 10.7% in the Current Year consistent with the decrease in rental, service, and other revenue.
Costs of Power Delivery. Costs increased $1.8 million or 66.8% in the Current Year. Power Delivery represents the business segment acquired in connection with the Share Exchange effective July 26, 2019. Accordingly, the Prior Year costs include only those costs incurred subsequent to the Share Exchange.
Selling, general and administrative. Selling, general and administrative expense decreased $0.6 million or 5.2% during the Current Year as compared to the Prior Year primarily due to reductions in transaction costs, travel, business development and personnel expenses during the Current Year, partially offset by additional costs resulting from the American Electric and Diversenergy acquisitions and additional costs related to the Company’s transition to a public company in the second half of 2019.
Depreciation. Depreciation expense decreased $0.2 million or 2.5% during the Current Year as compared to the Prior Year.
Net Equity Income From Foreign Joint Ventures' Operations
Income from Investments in Foreign Joint Ventures. Income from investments in foreign joint ventures increased by $1.4 million, or 115.2%, in the Current Year. Prior Year equity income is included in our results of operations following the completion of the Share Exchange on July 26, 2019, compared to Current Year, which includes results for the full period. Had the equity income from investments in foreign joint ventures been included in our results of operations for the full year ended December 31, 2019, the equity income in the Current Year would have been a 31.1% decrease compared to the Prior Year.
Operating expenses related to foreign joint ventures. Operating expenses related to BOMAY increased by $0.1 million to $0.2 million in the Current Year.
Other Income (Expense)
Interest expense, net. Interest expense of $45 thousand was consistent with Prior Year.
Interest expense, net - related parties. Related party interest expense decreased by $0.3 million during the Current Year as compared to the Prior Year primarily due to the cancellation of Chart Industries indebtedness in exchange for Stabilis common stock in the Prior Year.
Other income (expense). Other expense was $57 thousand in the Current Year, compared to income of $97 thousand in the Prior Year primarily due to the cancellation of Chart Industries indebtedness in exchange for Stabilis common stock, which resulted in a gain in the Prior Year.

Gain on the disposal of fixed assets. The gain from disposal of rolling stock was $283 thousand in the Current Year compared to $16 thousand in the Prior Year.
Income tax expense
The Company incurred state and foreign income tax expense of $0.3 million during the Current Year primarily related to foreign taxes paid in connection with the cash dividend received from our BOMAY joint venture. The Company incurred state income and foreign tax expense of $0.1 million in the Prior Year.
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
As of December 31, 2020, we had $1.8 million in cash and cash equivalents on hand and $8.5 million in outstanding debt and finance lease obligations (of which $5.1 million is due in the next twelve months).
We have historically funded the business primarily through cash flows from operations, short-term notes payable, debt from finance companies and related parties, and capital contributions. We have used a portion of our cash flows to invest in fixed assets to support growth. We have also used cash to pay interest and principal amounts outstanding under our borrowings.
The Company is subject to substantial business risks and uncertainties inherent in the LNG industry. In the second quarter of 2020, the Company experienced a significant reduction in revenues, particularly from its customers in the upstream oil and gas sector, due to the business shutdowns and general economic slowdown resulting from the COVID-19 pandemic. Additionally, the impact of the COVID-19 pandemic has created additional uncertainties regarding the future demand for LNG from our customers. There is no assurance that the Company will be able to generate sufficient cash flows in the future to sustain itself or to support future growth. While the Company has implemented a number of cost control measures, including headcount reductions, temporary salary reductions, travel reductions, elimination of certain consultants, and other measures to adjust to anticipated activity levels and maintain adequate liquidity in 2020, there can be no assurance that these steps will be sufficient to mitigate the impact of the COVID-19 pandemic. Management may implement further cost control measures, as necessary, but there can be no assurances that such measures will be effective.
The Company has recently seen an increase in activity and additional revenue sales opportunities, including in Mexico. Accordingly, management believes the business will generate sufficient cash flows from its operations to fund the business for the next 12 months.

Cash Flows
Cash flows provided by (used in) our operating, investing and financing activities are summarized below (in thousands):

	Years Ended December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$1,336	$4,111
Investing activities	(256)	(3,243)
Financing activities	(3,202)	1,940
Effect of exchange rate changes on cash	(43)	(76)
Net (decrease)increase in cash and cash equivalents	(2,165)	2,732
Cash and cash equivalents, beginning of period	3,979	1,247
Cash and cash equivalents, end of period	$1,814	$3,979
Operating Activities
Net cash provided by operating activities totaled $1.3 million and $4.1 million for the twelve months ended December 31, 2020 and 2019, respectively. The decrease in net cash provided by operating activities of $2.8 million as compared to the Prior Year was primarily attributable to a higher net loss and net working capital changes, partially offset by a $2.1 million net cash dividend received from our BOMAY joint venture.
Investing Activities
Net cash used in investing activities totaled $0.3 million and $3.2 million for the twelve months ended December 31, 2020 and 2019, respectively. The reduction in net cash used was driven by the acquisitions of Diversenergy during the third quarter 2019 and $1.4 million less of equipment purchases during the twelve months ended December 31, 2020.
Financing Activities
Net cash used in financing activities totaled $3.2 million for the twelve months ended December 31, 2020 compared to $1.9 million net cash provided by financing activities for 2019. The net change compared to the Prior Year was primarily attributable to:
•$1.4 million of additional payments on short-term notes payable, long-term borrowings, and long-term borrowings from related parties in the Current Year;
•net proceeds of $5.0 million from related party long-term borrowings in the Prior Year, partially offset by
•net proceeds of $1.1 million received as a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act in 2020 (“the PPP Loan”), and
•net proceeds from long-term notes borrowings of $0.1 million in the Current Year,
Sources of Liquidity and Capital Resources
Our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, and distributions from our BOMAY joint venture. In addition, the Company obtained equipment financing from MG Finance, a related party, and received the PPP Loan of $1.1 million. The Company is evaluating additional financing alternatives, however, there is no guarantee that additional financing will be available or available at terms that would be beneficial to shareholders.

Future Cash Requirements
Uses of Liquidity and Capital Resources
We require cash to fund our operating expenses and working capital requirements, including costs associated with fuel sales, capital expenditures, debt repayments and repurchases, equipment purchases, maintenance of LNG production facilities, mergers and acquisitions (if any), pursuing market expansion, supporting sales and marketing activities, support of legislative and regulatory initiatives, and other general corporate purposes. While we believe we have sufficient liquidity and capital resources to fund our operations and repay our debt, we may elect to pursue additional financing activities such as refinancing existing debt, or debt or equity offerings to provide flexibility with our cash management. Certain of these alternatives may require the consent of current lenders or stockholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all.
Capital Expenditures
Our business plan calls for approximately $3.0 million to $4.0 million in capital expenditures in 2021. These capital expenditures primarily relate to expansion plans in Mexico and the addition of rolling stock.
Debt Level and Debt Compliance
We had total indebtedness of $7.9 million in principal as of December 31, 2020 with the expected maturities as follows (in thousands).

2021	$4,464
2022	3,360
2023	47
2024	—
2025	—
Thereafter	—
Total long-term debt, including current maturities	$7,871
We expect our total interest payment obligations relating to our indebtedness to be approximately $0.6 million for the year ending December 31, 2021. Certain of the agreements governing our outstanding debt, which are discussed in Note 10—Debt to our Consolidated Financial Statements, have certain covenants with which we must comply. As of December 31, 2020, we were in compliance with all of these covenants.

CONTRACTUAL OBLIGATIONS
We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2020:

	Payments Due By Period
	Total	2021	2022	2023	2024	2025	Thereafter
	(In thousands)
Note Payable to Chart Energy & Chemicals Inc.(1)	$1,077	$1,000	$77	$—	$—	$—	$—
Interest—Chart Energy & Chemicals Inc.(1)	43	39	4	—	—	—	—
Related Party Debt & Cap Leases(2)	5,646	2,997	2,649	—	—	—	—
Interest—Related Party Debt & Cap Leases(2)	649	474	175	—	—	—	—
Operating Lease Obligations(3)	949	406	223	145	150	25	—
Total	$8,364	$4,916	$3,128	$145	$150	$25	$—
___________
(1)Debt relates to the construction of a LNG liquefaction plant in Texas. Principal and accrued interest at LIBOR + 3% are due annually.
(2)Obligation to related party is equipment leased from a subsidiary of The Modern Group, Ltd.
(3)Operating lease obligations primarily relate to office lease space in Colorado, Texas and Washington. Colorado lease began in 2014 and expired without renewal in 2021, Washington lease renewed in 2018 for an additional 4 year term and Texas office lease begin in 2019 with expiration on January 31, 2025. Obligations can be found in Note 11—Leases to our Notes to Consolidated Financial Statements.
Contingencies
In the normal course of our business, we become involved in various litigation matters. In addition, from time to time, we are involved in tax and other disputes with various government agencies. Management has used estimates in determining our potential exposure to these matters and has recorded reserves in our financial statements related thereto as appropriate. It is possible that a change in estimate related to these exposures could occur, but we do not expect such changes in the estimated costs would have a material effect on our business, consolidated financial position or results of operations. See Note 13—Commitments and Contingencies to our Notes to Consolidated Financial Statements.
Off-Balance Sheet Arrangements
As of December 31, 2020, we had no transactions that met the definition of off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.
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
Revenues from contracts with customers are disaggregated into (1) LNG product (2) rental, service, and other, and (3) power delivery.
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
Rental, service and other revenue generated by the Company includes equipment and human resources provided to the customer to support the use of LNG and power delivery equipment and services in their application. Rental contracts are established by agreeing on a rental price or transaction price for the related piece of equipment and the rental period which is generally daily or monthly. The Company maintains control of the equipment that the customer uses and can replace the rented equipment with similar equipment should the rented equipment become inoperable or the Company chooses to replace the equipment for maintenance purposes. Revenue is recognized as the rental period is completed and for periods that cross month end, revenue is recognized for the portion of the rental period that has been completed to date. Payment terms for rental contracts are generally within thirty days from the receipt of the invoice. Performance obligations for rental revenue are considered to be satisfied as the rental period is completed based upon the terms of the related contract. LNG service revenue generated by the Company consists of mobilization and demobilization of equipment and onsite technical support while customers are consuming LNG in their applications. Service revenue is billed based on contractual terms that can be based on an event (i.e. mobilization or demobilization) or an hourly rate. Revenue is recognized as the event is completed or work is done. Payment terms for service contracts are generally within thirty days from the receipt of the invoice. Performance obligations for service revenue are considered to be satisfied as the event is completed or work is done per the terms of the related contract.
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
Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the assets carrying value may not be recoverable. We currently test goodwill for impairment annually in the third quarter unless we determine that a triggering event has occurred requiring an earlier test. We completed our annual goodwill impairment test as of September 30, 2020 and no impairments were identified.
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
Fair Value Measurements
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in the fair value measurements, the fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels in accordance with U.S. GAAP:
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
Commodity price risk is the risk of loss arising from adverse changes in market rates and prices. We are able to limit our exposure to fluctuations in natural gas prices by structuring our contract pricing with customers so that it mirrors the volatility in our supply cost with vendors. Our exposure to market risk associated with LNG price changes may adversely impact our business. We do not currently have any derivative arrangements to protect against fluctuations in commodity prices, but to mitigate the effect of fluctuations in LNG prices on our operations, we may enter into various derivative instruments in the future.
We are subject to market risk from fluctuating market prices of certain raw materials related to power delivery equipment and services. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We endeavor to recoup these price increases from our customers on an individual contract basis to avoid operating margin erosion. Although historically we have not entered into any contracts to hedge commodity risk, we may do so in the future. Commodity price changes can have a material impact on our prospective earnings and cash flows. Copper, steel and aluminum represent a significant element of our material cost. Significant increases in the prices of these materials could reduce our estimated operating margins if we are unable to recover such increases from our customers.
Interest Rate Risk
On September 30, 2013, the Company entered into a Secured Term Note Payable with Chart E&C. This Note Payable bears interest at a variable rate and exposes us to interest rate risk. Interest is calculated under the terms of the Note Payable based on a calculation of 3% plus the London interbank offered rate at the end of each month. Following the August 30, 2019 debt exchange with Chart E&C, a 1% increase or decrease in the interest rate would have a de minimis impact on annual interest expense. See Note 10—Debt to the Notes to Consolidated Financial Statements included elsewhere in this report for information on the terms of the Note Payable.
We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
Foreign Currency Exchange Rate Risk
We operate subsidiaries in Brazil and Mexico and maintain an equity method investment in our Chinese joint venture, BOMAY. The functional currency of the Brazilian and Mexican subsidiaries are the Brazilian Real and Mexican Peso, respectively. The functional currency of the Chinese joint venture is the Chinese Yuan. The assets and liabilities of the foreign equity investees and foreign subsidiaries, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date and net sales and expenses are translated at the average exchange rate for the period. The resulting cumulative translation adjustment totaling $122 thousand has been recorded as Accumulated Other Comprehensive Income (Loss), net of taxes, in our Consolidated Balance Sheet at December 31, 2020.
As of December 31, 2020, we had a non-U.S. dollar denominated working capital balance of approximately $971 thousand. An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by approximately $97 thousand.
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

To the Board of Directors and Shareholders
Stabilis Solutions, Inc.
Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stabilis Solutions, Inc. (the “Company”) and subsidiaries as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and their cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provided a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matter arisings from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) represented especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Ham, Langston & Brezina L.L.P.

We have served as Stabilis Energy, Inc.’s auditor since 2007.

Houston, Texas
March 15, 2021

Stabilis Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,814	$3,979
Accounts receivable	5,620	5,945
Inventories, net	226	209
Prepaid expenses and other current assets	3,111	3,583
Due from related parties	42	—
Total current assets	10,813	13,716
Property, plant and equipment:
Cost	90,422	89,901
Less accumulated depreciation	(38,384)	(29,538)
Property, plant and equipment, net	52,038	60,363
Right-of-use assets	786	965
Goodwill	4,453	4,453
Investments in foreign joint ventures	11,897	10,521
Other noncurrent assets	326	308
Total assets	$80,313	$90,326
Liabilities and Equity
Current liabilities:
Current portion of long-term notes payable	$680	$—
Current portion of long-term notes payable - related parties	3,351	1,000
Current portion of finance lease obligation - related parties	648	3,440
Current portion of operating lease obligations	362	364,000
Short-term notes payable	432	558
Accrued liabilities	4,361	5,018
Accounts payable	4,395	4,728
Total current liabilities	14,229	15,108
Long-term notes payable, net of current portion	682	—
Long-term notes payable, net of current portion - related parties	2,726	6,077
Finance lease obligations, net of current portion - related parties	—	648
Long-term portion of operating lease obligations	490	650
Deferred compensation	59	—
Deferred income taxes	97	—
Total liabilities	18,283	22,483
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred Stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively (Note 17)	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 16,896,626 and 16,800,612 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively (Note 15)	17	17
Additional paid-in capital	91,278	90,748
Accumulated other comprehensive income (loss)	122	(291)
Accumulated deficit	(29,387)	(22,631)
Total stockholders’ equity	62,030	67,843
Total liabilities and equity	$80,313	$90,326
The accompanying notes are an integral part of the consolidated financial statements.

Stabilis Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue
LNG product	$27,339	$34,244
Rental, service and other	8,951	9,406
Power delivery	5,260	3,421
Total revenues	41,550	47,071
Operating expenses:
Costs of LNG product	20,362	24,496
Costs of rental, service and other	5,230	4,726
Costs of power delivery	4,419	2,649
Selling, general and administrative expenses	10,764	11,359
Depreciation expense	9,041	9,271
Total operating expenses	49,816	52,501
Loss from operations before equity income	(8,266)	(5,430)
Net equity income from foreign joint ventures’ operations:
Income from equity investments in foreign joint ventures	2,705	1,257
Foreign joint ventures’ operations related expenses	(249)	(124)
Net equity income from foreign joint ventures’ operations	2,456	1,133
Loss from operations	(5,810)	(4,297)
Other income (expense):
Interest expense, net	(45)	(33)
Interest expense, net - related parties	(871)	(1,175)
Other income (expense)	(57)	97
Gain from disposal of fixed assets	283	16
Total other income (expense)	(690)	(1,095)
Loss before income tax expense	(6,500)	(5,392)
Income tax expense	256	116
Net loss	(6,756)	(5,508)
Net income attributable to noncontrolling interests	—	207
Net loss attributable to Stabilis Solutions, Inc.	$(6,756)	$(5,715)

Common Stock Data:
Net loss per common share:
Basic and diluted	$(0.40)	$(0.39)
Weighted average number of common shares outstanding:
Basic and diluted	16,875,150	14,558,618
The accompanying notes are an integral part of the consolidated financial statements.

Stabilis Solutions, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(6,756)	$(5,508)
Foreign currency translation adjustment	413	(291)
Total comprehensive loss	(6,343)	(5,799)
Total comprehensive income attributable to noncontrolling interest	—	207
Total comprehensive loss attributable to Stabilis Solutions, Inc.	$(6,343)	$(6,006)
The accompanying notes are an integral part of the consolidated financial statements.

Stabilis Solutions, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2017	3,767,674	$4	$19,510	$—	$(5,872)	$1,365	$15,007
Net loss	—	—	—	—	(11,044)	207	(10,837)
Contribution of notes payable by members	9,411,076	9	48,734	—	—	—	48,743
Balance at December 31, 2018	13,178,750	13	68,244	—	(16,916)	1,323	52,664
Recapitalization due to reverse merger	1,466,092	1	12,618	—	—	(1,530)	11,089
Shares issued in extinguishment of debt	1,470,807	2	6,887	—	—	—	6,889
Shares issued in acquisition of Diversenergy	684,963	1	2,999	—	—	—	3,000
Net loss	—	—	—	—	(5,715)	207	(5,508)
Other comprehensive loss	—	—	—	(291)	—	—	(291)
Balance at December 31, 2019	16,800,612	17	90,748	(291)	(22,631)	—	67,843
Common stock issued to directors	96,014	—	—	—	—	—	—
Stock-based compensation	—	—	530	—	—	—	530
Net loss	—	—	—	—	(6,756)	—	(6,756)
Other comprehensive income	—	—	—	413	—	—	413
Balance at December 31, 2020	16,896,626	$17	$91,278	$122	$(29,387)	$—	$62,030
The accompanying notes are an integral part of the consolidated financial statements.

Stabilis Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,756)	$(5,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,041	9,271
Stock-based compensation expense	530	—
Bad debt expense	144	80
Gain on disposal of fixed assets	(283)	(16)
Gain on extinguishment of debt	—	(111)
Income from equity investment in joint venture	(2,705)	(1,257)
Distributions from equity investment in joint venture	2,054	—
Deferred compensation costs	59	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(328)	(897)
Due to related parties	—	131
Inventories	(54)	(34)
Prepaid expenses and other current assets	87	523
Accounts payable and accrued liabilities	(575)	1,741
Other	122	188
Net cash provided by operating activities	1,336	4,111
Cash flows from investing activities:
Acquisition of fixed assets	(768)	(2,116)
Proceeds from sales of fixed assets	512	138
Acquisition of American Electric, net of cash received	—	611
Acquisition of Diversenergy, net of cash received	—	(1,876)
Net cash used in investing activities	(256)	(3,243)
Cash flows from financing activities:
Proceeds on long-term borrowings	1,224	—
Payments on long-term borrowings	(1,000)	—
Proceeds on long-term borrowings from related parties	—	5,000
Payments on long-term borrowings from related parties	(3,440)	(3,159)
Proceeds from short-term notes payable	776	767
Payments on short-term notes payable	(752)	(668)
Other financing activities, net	(10)	—
Net cash provided by (used in) financing activities	(3,202)	1,940
Effect of exchange rate changes on cash	(43)	(76)
Net increase (decrease) in cash and cash equivalents	(2,165)	2,732
Cash and cash equivalents, beginning of period	3,979	1,247
Cash and cash equivalents, end of period	$1,814	$3,979
Supplemental disclosure of cash flow information:
Interest paid	$910	$1,208
Income taxes paid	210	93
Non-cash investing and financing activities:
Extinguishment of long-term debt through issuance of common stock	—	6,889
The accompanying notes are an integral part of the consolidated financial statements.

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Basis of Presentation and Summary of Significant Accounting Policies
(a) Description of Business
Stabilis Solutions, Inc. and its subsidiaries (the “Company”, “Stabilis”, “our”, “us” or “we”) produce, market, and sell liquefied natural gas (“LNG”). The Company also distributes LNG and hydrogen from third parties and provides services, transportation, and equipment to customers. The Company changed its name from Stabilis Energy, Inc. to Stabilis Solutions, Inc. on October 9, 2020.
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
On July 26, 2019 (the “Effective Date”), the Company completed the Share Exchange with American Electric and its subsidiaries. In the Share Exchange, American Electric acquired directly 100% of the outstanding limited liability company membership interests of Stabilis Energy, LLC (“Stabilis LLC”) from LNG Investment Company, LLC (“LNG Investment”) and 20% of the outstanding limited liability membership interests of PEG Partners, LLC (“PEG”) from AEGIS NG LLC (“AEGIS”). AEGIS owned a 20% noncontrolling interest of PEG. The remaining 80% of the outstanding limited liability company interests of PEG were owned directly by Stabilis LLC. As a result, Stabilis LLC became a direct 100% owned subsidiary of American Electric and PEG became an indirectly-owned 100% subsidiary of American Electric. Under the Share Exchange Agreement, American Electric issued 13,178,750 post-split shares of common stock to acquire Stabilis LLC, which represented approximately 90% of the total amount of common stock of American Electric which was issued and outstanding as of July 26, 2019. The transaction was approved by the shareholders of American Electric at a Special Meeting of Stockholders. The Share Exchange resulted in a change of control of American Electric to control by Casey Crenshaw by virtue of his beneficial ownership of 88.4% of the common stock of American Electric to be outstanding as of July 26, 2019.
Immediately following the Effective Date, the Company declared a reverse stock split of its outstanding common stock at a ratio of one-for-eight, American Electric changed its name to Stabilis Energy, Inc., since changed to Stabilis Solutions, Inc., and our common stock began trading under the ticker symbol “SLNG”. Unless otherwise noted, any share or per share amounts in the accompanying consolidated financial statements and related notes give retroactive effect to the reverse stock split.
Because the former owners of Stabilis LLC owned 88.4% of the voting stock of the combined company immediately following the Effective Date and certain other factors including, that directors designated by LNG Investment constituted a majority of the board of directors, Stabilis LLC is treated as the acquiror of American Electric in the Share Exchange for accounting purposes. As a result, the Share Exchange is treated by American Electric as a reverse acquisition under the purchase method of accounting in accordance with United States generally accepted accounting principles (“U.S. GAAP”). For further information regarding this transaction, see Note 2—Acquisitions.
(b) Basis of Presentation and Consolidation
The financial information represents the historical results of Stabilis for periods prior to the transaction. The operations of American Electric are included in our financial statements for the period following the completion of the Share Exchange on July 26, 2019. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Consolidated Financial Statements, all dollar amounts in tabulations are in thousands, unless otherwise indicated.
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
Accounts receivable are stated at cost, net of any allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. At December 31, 2020 and 2019, management believed all balances were fully collectible such that no allowance for doubtful accounts was deemed necessary.
(f) Inventories
LNG inventory consists of LNG produced that is either (1) in a storage container at our plant or (2) in a storage trailer that is in transit to a customer. Inventory quantities are measured at each reporting period and are valued at the lower of cost or net realizable value, determined on a first-in, first-out basis.
Power delivery inventories are stated at the lower of cost or net realizable value, with material value determined using an average cost method. At December 31, 2020 and 2019, inventory is primarily raw materials for use on service jobs in Brazil.
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
 (h) Long-Lived Assets and Goodwill
Long lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flows basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flows models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairments of the Company’s long-lived assets in the years ended December 31, 2020 and 2019.
Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the assets carrying value may not be recoverable. Business acquisitions during the third quarter of 2019 accounted for the balance of goodwill. We currently test goodwill for impairment annually in the third quarter unless we determine that a triggering event has occurred in another quarter. See Note 2—Acquisitions and Note 7—Goodwill for further discussion.
(i) Asset Retirement Obligations
The Company recognizes the fair value of the liability associated with an asset retirement obligation in the period in which the liability is incurred or becomes reasonably estimable and if there is a legal obligation to restore or remediate the property at the end of a lease term. Asset retirement obligations are based upon future retirement cost estimates and incorporate certain assumptions, such as costs to restore the property and any salvage value. Management does not believe the Company had any material asset retirement obligations at December 31, 2020 and 2019.
(j) Revenue Recognition
The Company recognizes revenue associated with the sale of LNG at the point in time when the customer obtains control of the asset. In evaluating when a customer has control of the asset, the Company primarily considers whether the transfer of legal title and physical delivery has occurred, whether the customer has significant risks and rewards of ownership, and whether the customer accepted delivery and a right of payment exists. Revenues from service and rental contracts are recognized over time, as the performance obligation is completed. Power delivery revenues are recognized as the event is completed or work is done. See Note 3—Revenue Recognition for further discussion.
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. As of December 31, 2020 and 2019, the Company had no uncertain tax positions that required recognition.
The Company files income tax returns in the United States of America and in the state of Texas. With few exceptions, the Company is subject to examination by the applicable taxing authorities for years after 2016.

(l) Earnings Per Share (“EPS”)
Basic earnings per share, or EPS, is computed by dividing net income available to shareholders by the weighted average shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue shares, such as stock options and unvested restricted stock, were exercised and converted into shares. Diluted EPS is computed by dividing net income available to shareholders by the weighted average shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential shares had been issued and were dilutive. The calculation of diluted EPS excluded warrants to purchase 62,500 and 103,125 shares of common stock, and 778,500 and nil unvested restricted stock units as of December 31, 2020 and 2019, respectively, because their inclusion would have had an antidilutive effect.
(m) Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
(n) Fair Value Measurements
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
Level 1 Inputs —Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
Level 2 Inputs — Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3 Inputs — Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby, allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
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
(o) Foreign Currency Gains and Losses
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

(p) Stock-based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). Compensation expense for stock-based awards expected to vest is recognized on a straight-line basis over the requisite service period of the award based on their grant date fair value.
(q) Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment” (“ASU No. 2017-04”). The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments of ASU No. 2017-04 were adopted by the Company effective January 1, 2020. The adoption of this standard had no impact on our condensed consolidated financial position or results of operations, as the adoption is applied on a prospective basis.
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
The following table presents unaudited pro forma results of operations reflecting the acquisition of American Electric as if the acquisition had occurred as of January 1, 2019. This information has been compiled from current and historical financial statements and is not necessarily indicative of the results that actually would have been achieved had the transaction occurred at the beginning of the periods presented or that may be achieved in the future.

Years Ended December 31,
2019
Revenue	$50,898
Net loss	(7,389)
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

Revenues from contracts with customers are disaggregated into (1) LNG product (2) rental, service, and other, and (3) power delivery.
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
Rental, service and other revenue generated by the Company includes equipment and human resources provided to the customer to support the use of LNG and power delivery equipment and services in their application. Rental contracts are established by agreeing on a rental price or transaction price for the related piece of equipment and the rental period which is generally daily or monthly. The Company maintains control of the equipment that the customer uses and can replace the rented equipment with similar equipment should the rented equipment become inoperable or the Company chooses to replace the equipment for maintenance purposes. Revenue is recognized as the rental period is completed and for periods that cross month end, revenue is recognized for the portion of the rental period that has been completed to date. Payment terms for rental contracts are generally within thirty days from the receipt of the invoice. Performance obligations for rental revenue are considered to be satisfied as the rental period is completed based upon the terms of the related contract. LNG service revenue generated by the Company consists of mobilization and demobilization of equipment and onsite technical support while customers are consuming LNG in their applications. Service revenue is billed based on contractual terms that can be based on an event (i.e. mobilization or demobilization) or an hourly rate. Revenue is recognized as the event is completed or work is done. Payment terms for service contracts are generally within thirty days from the receipt of the invoice. Performance obligations for service revenue are considered to be satisfied as the event is completed or work is done per the terms of the related contract.
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

Disaggregated Revenues
The table below presents revenue disaggregated by source, for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
LNG Product	$27,339	$34,244
Rental	6,338	6,569
Service	1,128	991
Power Delivery	5,260	3,421
Other	1,485	1,846
	$41,550	$47,071
See Note 4—Business Segments, below, for additional disaggregation of revenue.
Contract Liabilities
The Company recognizes revenue contract liabilities upon receipt of payments for which the performance obligations have not been fulfilled at the reporting date, resulting in deferred revenue. Contract liabilities are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The following table presents the changes in the Company’s contract liabilities for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Balance at beginning of period	$185	$93
Cash received, excluding amounts recognized as revenue	777	185
Amounts recognized as revenue	(605)	(93)
Balance at end of period	$357	$185
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

	Year Ended December 31, 2020
		(in thousands)
	LNG	Power Delivery	Total
Revenues	$36,290	$5,260	$41,550
Depreciation	8,911	130	9,041
Loss from operations before equity income	(6,815)	(1,451)	(8,266)
Net equity income from foreign joint ventures’ operations	—	2,456	2,456
Income (loss) from operations	(6,815)	1,005	(5,810)
Interest expense, net	26	19	45
Interest expense, net - related parties	871	—	871
Income tax expense	46	210	256
Net income (loss)	(7,567)	811	(6,756)
Total Assets	$64,757	$15,556	$80,313

	Year Ended December 31, 2019
		(in thousands)
	LNG	Power Delivery	Total
Revenues	$43,650	$3,421	$47,071
Depreciation	9,127	144	9,271
Operating loss	(5,016)	(414)	(5,430)
Net equity income from foreign joint ventures' operations	—	1,133	1,133
Income (loss) from operations	(5,016)	719	(4,297)
Interest expense, net	19	14	33
Interest expense, net - related parties	1,175	—	1,175
Income tax expense	38	78	116
Net loss	(6,194)	686	(5,508)
Total Assets	$75,883	$14,443	$90,326
Our operating segments offer different products and services and are managed separately as business units. Cash, cash equivalents and investments are not managed centrally, so the gains and losses on foreign currency remeasurement, and interest and dividend income, are included in the segments’ results.
Geographic Information

	Years Ended December 31,
	(in thousands)
	2020	2019
Revenues
Brazil	$5,260	$3,421
Mexico	4,085	131
United States	32,205	43,519
	$41,550	$47,071

	Years Ended December 31,
	(in thousands)
	2020	2019
Assets
Brazil	$3,659	$3,276
China	11,897	11,167
Mexico	5,307	4,916
United States	59,450	70,967
	$80,313	$90,326

5. Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid LNG	$90	$189
Prepaid insurance	734	698
Prepaid supplier expenses	299	229
Other receivables	1,521	1,655
Deposits	285	347
Other	182	465
Total prepaid expenses and other current assets	$3,111	$3,583
6. Property, Plant and Equipment
    The Company’s property, plant and equipment consisted of the following (in thousands):

		December 31,
	Estimated Useful Life (years)	2020	2019

Liquefaction plants and systems	10 - 15	$40,841	$40,617
Real property and buildings	3 - 25	1,649	1,794
Vehicles and tanker trailers and equipment	2 - 10	47,179	46,597
Computer and office equipment	2 - 7	532	453
Construction in progress	—	191	409
Leasehold improvements	—	30	31
		90,422	89,901
Less: accumulated depreciation		(38,384)	(29,538)
		$52,038	$60,363
Depreciation expense for December 31, 2020 and 2019 totaled $9.0 million and $9.3 million respectively, of which all is included in the consolidated statements of operations as its own and separate line item.
7. Goodwill
The following presents changes in goodwill during 2020 and 2019 (in thousands):

	2020	2019

Beginning of period	$4,453	$—
Acquisition of American Electric	—	139
Acquisition of Diversenergy	—	4,314
End of period	$4,453	$4,453
Business acquisitions during the third quarter of 2019 account for the balance of goodwill as of December 31, 2020. The Company performs an impairment test for goodwill annually or more frequently if indicators of potential impairment exist. We completed our annual goodwill impairment test as of September 30, 2020 and no impairments were identified.
See Note 2—Acquisitions for discussion of the acquisitions.
8. Investments in Foreign Joint Ventures

BOMAY. The Company holds a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), who owns 51%. The remaining 9% is owned by AA Energies, Inc.
The Company made no sales to its joint venture during 2020 and 2019.
Below is summary financial information for BOMAY at December 31, 2020 and 2019 and operational results for the year ended December 31, 2020 and for the period from July 27, 2019 to December 31, 2019 in U.S. dollars (in thousands):

	December 31,
	2020	2019
Assets:
Total current assets	$51,811	$81,247
Total non-current assets	7,136	5,775
Total assets	$58,947	$87,022
Liabilities and equity:
Total liabilities	$26,355	$58,176
Total joint ventures’ equity	32,592	28,846
Total liabilities and equity	$58,947	$87,022

	December 31,	July 27- December 31,
	2020	2019

Revenue	$66,260	$50,421
Gross Profit	12,066	7,182
Earnings	6,521	3,143
The following is a summary of activity in our investment in BOMAY for the year ended December 31, 2020 and for the period from July 27, 2019 to December 31, 2019 in U.S. dollars (in thousands):

	December 31,	July 27- December 31,
	2020	2019
Investments in BOMAY(1)(2)
Initial investment	$9,333	$9,333
Undistributed earnings:
Balance at beginning of period	1,257	—
Equity in earnings	2,705	1,257
Dividend distributions	(2,054)	—
Balance at end of period	1,908	1,257
Foreign currency translation:
Balance at beginning of period	(69)	—
Change during the period	725	(69)
Balance at end of period	656	(69)
Total investment in BOMAY at end of period	$11,897	$10,521

________
(1)Accumulated statutory reserves in equity method investments of $2.66 million at December 31, 2020 and 2019 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare

and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.
(2)The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference of approximately $1.2 million will be accreted over the remaining eight year life of the joint venture. The Company's accretion during the years ended December 31, 2020 and 2019 totaled approximately $129 thousand and $54 thousand, respectively, and is included in income from equity investments in foreign joint ventures in the accompanying consolidated statement of operations. As of December 31, 2020 and 2019, accumulated accretion totaled $183 thousand and $54 thousand, respectively.
The Company accounts for its investment in BOMAY using the equity method of accounting. Under the equity method, the Company’s share of the joint venture operations earnings or losses is recognized in the consolidated statements of operations as equity income (loss) from foreign joint venture operations. Joint venture income increases the carrying value of the joint venture and joint venture losses reduce the carrying value. Dividends received from the joint venture reduce the carrying value. The Company considers dividend distributions received from its equity method investments which do not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and classifies these distributions as operating activities in the accompanying consolidated statements of cash flows. In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment adjustment is necessary at December 31, 2020.
Energía Superior. On August 20, 2019, we completed the formation of Energía Superior, a joint venture with CryoMex, to pursue investments in distributed natural gas production and distribution assets in Mexico. CryoMex is controlled by Grupo CLISA, a Monterrey, Mexico-based developer and operator of businesses in multiple end markets including energy. We own a 50% interest in Energía Superior.
As of December 31, 2020 and 2019, the Company has not made any material investments in Energía Superior.
9. Accrued Liabilities
The Company’s accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019

Compensation and benefits	$1,745	$2,641
Professional fees	408	131
LNG fuel and transportation	1,151	1,582
Accrued interest	21	134
Contract liabilities	357	185
Other taxes payable	328	163
Other accrued liabilities	351	182
Total accrued liabilities	$4,361	$5,018

10. Debt
The Company’s carrying value of debt consisted of the following (in thousands):

	December 31,
	2020	2019
Unsecured promissory note	$1,080	$—
Secured term note payable - related party	1,077	2,077
Secured promissory note - related party	5,000	5,000
Insurance and other notes payable	714	558
Less: amounts due within one year	(4,463)	(1,558)
Total long-term debt	$3,408	$6,077
Unsecured Promissory Note
On May 8, 2020, the Company received loan proceeds of $1.1 million (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
 The Loan, which is in the form of a promissory note, dated May 8, 2020, between the Company and Cadence Bank, N.A. as the lender (the “Note”), matures on May 8, 2022 and bears interest at a fixed rate of 1.0% per annum, payable monthly commencing on December 2, 2020. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. While no assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part, management believes we currently meet the requirements and the Company intends to apply for forgiveness. With respect to any portion of the Loan that is not forgiven, the Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the Note.
Secured Term Note Payable - Related Party
On September 30, 2013, Stabilis LNG Eagle Ford, LLC ("Stabilis LNG EF") entered into a Secured Term Note Payable with Chart Energy & Chemicals, Inc. (“Chart E&C”), a Delaware corporation and subsidiary of Chart, in connection with a Master Sales Agreement whereby Chart E&C agreed to sell Stabilis LNG EF certain equipment for its liquefaction plant. The total value of the agreement was not to exceed $20.5 million and was billed in advances based on a “Milestone Payment Schedule”. The note contained various covenants that limit Stabilis LNG EF’s ability to grant certain lines, incur additional indebtedness, guarantee or become contingently liable for obligations of any person except for those allowed by Chart E&C, merge or consolidate into or with a third party or engage in certain asset dispositions and acquisitions, pay dividends or make distributions, transact with affiliates, prepayment of indebtedness, and issue additional equity interests. Further, the Master Sales Agreement was secured by a $20.0 million equity interest and first lien on all plant assets including land. Borrowings bear interest on the outstanding principal at the rate of 3.0% plus the London interbank offered rate (3.15% at December 31, 2020).
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
Secured Promissory Note - Related Party
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
Insurance Notes Payable
The Company finances its annual commercial insurance premiums for its business and operations with a finance company. The dollar amount financed was $0.8 million for the 2020 to 2021 policy. The outstanding principal balance on the premium finance note was $0.3 million at December 31, 2019 and $0.4 million at December 31, 2020. The renewal occurred in August 2020 and covers a period of up to one year. The Company makes equal monthly payments of principal and interest over the term of the notes which are generally 10 months in term. The interest rate for the 2019 to 2020 insurance policy was 6.2%. The interest rate for the 2020 to 2021 insurance policy is 5.45%. The note is secured.
Term Loan Facility
In connection with the acquisition of American Electric (see Note 2—Acquisitions), the Company assumed a loan facility between M&I Brazil, a subsidiary, and an employee of the Company. The loan facility provided the Company with a $0.3 million loan facility of which $0.2 million was drawn and outstanding as of December 31, 2019. All outstanding amounts, including accrued but unpaid interested, became due and was paid in full in June 2020. Under the loan agreement, the interest rate on the loan facility was 10.0%, per annum, payable each quarter. The loan facility was secured by the assets held by M&I Brazil.
Unsecured Term Note Payable
The Company also assumed a short-term financing arrangement between M&I Brazil and Santander Bank, which was used to finance project expenditures. The loan became due March 2020, at an interest rate of 11.88%.
On April 7, 2020, M&I Brazil re-entered into a short-term financing arrangement with Santander Bank, which was used to finance project expenditures. At December 31, 2020, the outstanding balance was $41 thousand. The loan is due March 2021, with an interest rate of 12.68%.
On December 28, 2020, the Company entered into a short-term financing arrangement between M&I Brazil and ABC Bank, which was used to finance project expenditures and working capital. At December 31, 2020, the outstanding balance was $231 thousand. The loan is due December 2023, with an interest rate of 7.60% plus the Brazilian Interbank certificate of deposit rate (1.9% at December 31, 2020).
We had total indebtedness of $7.9 million in principal as of December 31, 2020 with the expected maturities as follows (in thousands).

December 31, 2020
2021	$4,464
2022	3,360
2023	47
2024	—
2025	—
Thereafter	—
Total long-term debt, including current maturities	$7,871
During the years ended December 31, 2020 and 2019, the Company recorded interest expense as follows (in thousands):

	December 31,
	2020	2019
Unsecured promissory note	$6	$—
Secured term note payable - related party	66	365
Secured promissory note - related party	308	140
Insurance and other notes payable	38	32
Total interest expense	$418	$537
Certain of the agreements governing our outstanding debt have certain covenants with which we must comply. As of December 31, 2020, we were in compliance with all of these covenants.
11. Leases
We determine if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded in our consolidated balance sheet unless it is reasonably certain we will renew the lease. All leases with an initial term greater than 12 months, whether classified as operating or finance, are recorded to our consolidated balance sheet based on the present value of lease payments over the lease term, determined at lease commencement. Determination of the present value of lease payments requires a discount rate. We use the implicit rate in the lease agreement when available. Most of our leases do not provide an implicit interest rate; therefore, we use a weighted average borrowing rate based on the information available at the commencement date. Certain of our leases contain non-lease components which are not separated from the lease components when calculating the right-of-use asset and lease liability per our use of the practical expedient to combine both components of an arrangement for all classes of leased assets.
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
The following table summarizes the supplemental balance sheet information related to lease assets and lease liability obligations as of December 31, 2020 and 2019 (in thousands):

		December 31,
	Classification	2020	2019
Assets
Operating lease assets	Right-of-use assets	$786	$965
Finance lease assets	Property and equipment, net of accumulated depreciation	6,781	9,302
Total lease assets		7,567	10,267
Liabilities
Current
Operating	Current portion of operating lease obligations	362	364
Finance	Current portion of finance lease obligation - related parties	648	3,440
Noncurrent
Operating	Long-term portion of operating lease obligation	490	650
Finance	Finance lease obligations, net of current portion - related parties	—	648
Total lease liabilities		$1,500	$5,102

The following table summarizes the components of lease expense for the year ended December 31, 2020 and 2019 (in thousands):

Lease Cost	Classification	December 31,
		2020	2019
Operating lease cost	Cost of sales	$164	$155
Operating lease cost	Selling, general and administrative expenses	253	240
Finance lease cost
Amortization of leased assets	Depreciation expense	1,171	1,171
Interest on lease liabilities	Interest expense	497	644
Net lease cost		$2,085	$2,210
In 2014, the Company entered into a five year non-cancelable operating lease for an office in Denver, Colorado. In January 2019, the Company amended its operating lease for the Denver, Colorado office relocating to a smaller office suite and reducing the lease expense for the remainder of the term, which expired February 28, 2021. The lease will not be renewed for an additional term. The total rent expense incurred under the lease for the years ended December 31, 2020 and 2019 totaled $67 thousand and $92 thousand, respectively. In January 2019, the Company began to sublease a portion of the office space to a subsidiary of TMG for $2 thousand a month beginning January 2019 (see Note 12—Related Party Transactions for further discussion). The sublease with TMG ended January 2020.
In December 2020, the Company extended its one year lease for equipment used at our liquefaction plant in George West, Texas. The lease called for monthly payments of $13 thousand through November 2021.
In June 2020, the Company extended its lease for one year for yard space from an unrelated party in Fort Lupton, Colorado. The lease called for monthly payments of $2 thousand through May 31, 2021. The Company subleased the yard space to a subsidiary of TMG during 2019 (see Note 12—Related Party Transactions for further discussion).
The Company leases certain buildings and facilities, including office space in Bellevue, Washington; Houston, Texas; and certain equipment under non-cancellable operating leases expiring at various dates through 2025. M&I Brazil leases offices and facilities in three cities in Brazil that are under operating lease agreements. The leases expire at various dates through January 2023. The assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments based on Brazil’s General Market Price Index rate. Brazil also has multiple short-term equipment leases which are less than twelve months and have no cancellation penalties, therefore they are not recorded in the balance sheet.
Rent expense totaled approximately $262 thousand and $298 thousand for the years ended December 31, 2020 and 2019, respectively.
In 2018, the Company entered into three finance lease agreements that included purchase options, which were reasonably certain to occur. During 2020, the Company exercised its purchase options on these agreements and the assets are now owned outright. These assets are included in the Company's property, plant and equipment, net on the consolidated balance sheets and the purchase had no effect on the net book value of these assets.

The following schedule presents the future minimum lease payments for our operating and finance lease obligations at December 31, 2020 (in thousands):

	Operating Leases	Finance Leases	Total
2021	$405	$648	$1,053
2022	223	—	223
2023	145	—	145
2024	150	—	150
2025	25	—	25
Thereafter	—	—	—
Total lease payments	948	648	1,596
Less: Interest	(96)	—	(96)
Present value of lease liabilities	$852	$648	$1,500
Lease term and discount rates for our operating and finance lease obligations are as follows:

	December 31,
Lease Term and Discount Rate	2020	2019
Weighted-average remaining lease term (years)
Operating leases	3.1	3.7
Finance leases	0.1	1.0
Weighted-average discount rate
Operating leases	7.3%	7.3%
Finance leases	8.9%	9.1%
The following table summarizes the supplemental cash flow information related to leases as of December 31, 2020 and 2019:

Other information	December 31, 2020	December 31, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$399	$298
Financing cash flows from finance leases	3,439	3,491
Interest paid	374	644
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,159	$1,208
12. Related Party Transactions
Finance Lease Obligations
On December 1, 2019, the Company refinanced its lease agreement with a subsidiary of The Modern Group, Ltd. (“The Modern Group”) for equipment purchases totaling approximately $3.2 million. Under the terms of the lease agreement, the Company’s monthly principal and interest payments were $232 thousand for the 12 month term at an annual rate of 8.9%. An upfront fee payment of $131 thousand became due July 1, 2020 and the remaining outstanding lease obligation of approximately $648 thousand is due by January 25, 2021. The following individuals serve in various leadership capacities for The Modern Group: Casey Crenshaw (our Executive Chairman and Chairman of our Board) as President and Ben Broussard (a member of our Board) as Director of Finance and as COO of M/G Finance Co., Ltd., a subsidiary of The Modern Group. Casey Crenshaw is the beneficial owner of 25% of the Modern Group and is deemed to jointly control The Modern Group with family members. Stacey Crenshaw (a member of our Board) is the spouse of Casey Crenshaw.

During 2018, Stabilis LLC entered into lease agreements with a subsidiary of The Modern Group to finance vehicles and machinery and equipment totaling approximately $1.5 million. Under the terms of the leases, the balance is due in equal monthly installments over 24 months at an annual interest rate of 10%. The finance lease agreements included purchase options, which were reasonably certain to occur. During 2020, the Company exercised its purchase options on these agreements, which included remaining outstanding lease obligations of $413 thousand. The assets are now owned outright. These assets are included in the Company's property, plant and equipment, net on the consolidated balance sheets and the purchase had no effect on the net book value of these assets.
The Company’s carrying value of finance lease obligations to related parties consisted of the following (in thousands):

	December 31,
	2020	2019
Finance lease obligations with subsidiary of The Modern Group, Ltd	$648	$4,088
Less: amounts due within one year	(648)	(3,440)
Total long term finance lease obligations to related parties	$—	$648
Secured Term Note Payable
The Company has a Secured Term Note Payable with Chart E&C in the principal amount of $1.1 million, at the rate of 3.0% plus the London interbank offered rate (3.15% at December 31, 2020), in connection with a Master Sales Agreement whereby Chart E&C agreed to sell the Company certain equipment for its liquefaction plant. See Note 10—Debt for further discussion of the Note Payable.
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
Term Loan Facility
In connection with the acquisition of American Electric (see Note 2—Acquisition), the Company assumed a loan facility between M&I Brazil, a subsidiary, and an employee of the Company. The loan facility provided the Company with a $0.3 million loan facility of which $0.2 million was drawn and outstanding as of December 31, 2019. All outstanding amounts, including accrued but unpaid interested, became due in June 2020. Under the loan agreement, the interest rate on the loan facility was 10.0%, per annum, payable each quarter. The loan facility was secured by the assets held by M&I Brazil.
Operating Leases
The Company subleased land in Fort Lupton, Colorado to a subsidiary of The Modern Group. During the year ended December 31, 2019, amounts billed to The Modern Group under the agreement totaled $10 thousand.
The Company subleased space in Denver, Colorado to a subsidiary of The Modern Group. During the years ended December 31, 2020 and 2019, the Company billed $8 thousand and $24 thousand, respectively, to The Modern Group under the agreement.
Payroll and Benefits
The Company utilized payroll and benefit resources from The Modern Group. During the year ended December 31, 2019, the Company incurred expenses of $4 thousand for processing and administrative charges associated with payroll processing. There were no expenses incurred for processing and administrative charges during the year ended December 31, 2020 due to a transition to a third party.

Other Purchases and Sales
During the years ended December 31, 2020 and 2019, the Company paid Applied Cryo Technologies, Inc. (“ACT”), a company owned 51% by Crenshaw Family Holdings International, Inc., $516 thousand and $447 thousand, respectively, for equipment, repairs, and services. The Company also sold $2 thousand and $4 thousand of LNG to ACT during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, respectively, we had $2 thousand and $4 thousand due from ACT included in accounts receivable on the consolidated balance sheets. As of December 31, 2020 and 2019, respectively, we had $121 thousand and $24 thousand due to ACT included in accounts payable on the consolidated balance sheets.
The Company purchases supplies and services from a subsidiary of The Modern Group. During the years ended December 31, 2020 and 2019, purchases from The Modern Group totaled $650 thousand and $175 thousand, respectively. The Company also sold $52 thousand of supplies and services to The Modern Group in 2019. There were no sales in 2020. There was no receivable due from The Modern Group as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, respectively, we had $582 thousand and $22 thousand due to The Modern Group included in accounts payable on the consolidated balance sheets.
Chart Energy & Chemicals, Inc. (“Chart E&C”) beneficially owns 8.7% of our outstanding common stock. The Company purchases services from Chart E&C. During the years ended December 31, 2020 and 2019, purchases from Chart E&C totaled $23 thousand and $80 thousand. As of December 31, 2020 and 2019, we had $14 thousand and $8 thousand due to Chart E&C included in accounts payable on the consolidated balance sheets.
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
In October 2018, American Electric received notification of a potential liability of $4.3 million associated with an asset purchase agreement to sell substantially all of its U.S. business assets and operations to Myers Power Products, Inc. ("Myers"). The contractual terms of the agreement included a provision for true-up of the net working capital, estimated as of the date of closing, to actual working capital as calculated by Myers and agreed to by American Electric. Any difference in the actual (conclusive) net working capital in relation to the estimated working capital at closing results in an adjustment to the purchase price. In response, American Electric disputed Myers’ claim and Myers’ working capital calculation. On November 5, 2020, the Company filed a petition in Harris County, Texas requesting a declaratory judgment in favor of the Company. As of December 31, 2020, the company was engaged in settlement discussions with Myers to resolve the matter. In early 2021 the parties reached an amicable resolution of their differences and all claims regarding the net working capital were mutually released and the lawsuit was dismissed with prejudice to refiling same.

14. Concentration of Risks
Significant Customers
A material part of the Company’s business is dependent on a few customers, the loss of which could have a material adverse effect on the Company. The following table presents customers representing greater than 10% of total revenues and/or outstanding receivable as of and for the years ended December 31, 2020 and 2019 (in thousands):

Consolidated	Revenue	%	Accounts Receivable	%
2020:
Customer 1	$4,915	12%	$1,423	25%
Customer 2	3,535	9	1,192	21
	$8,450	21%	$2,615	46%
2019:
Customer 1	$9,270	20%	$1,172	19%
	$9,270	20%	$1,172	19%

LNG Segment	Revenue	%	Accounts Receivable	%
2020:
Customer 1	$4,915	12%	$1,423	28%
Customer 2	3,535	9	1,192	24
	$8,450	21%	$2,615	52%
2019:
Customer 1	$9,270	21%	$1,172	23%
Customer 2	4,206	10	—	—
	$13,476	31%	$1,172	23%

Power Delivery Segment	Revenue	%	Accounts Receivable	%
2020:
Customer 1	$527	10%	$1	1%
Customer 2	96	2	112	18
Customer 3	131	3	89	14
	$754	15%	$202	33%
2019:
Customer 1	$472	14%	$51	6%
Customer 2	407	12	103	11
	$879	26%	$154	17%

No other customer represented more than 10% of the Company’s total revenue for the years ended December 31, 2020 and 2019. Based upon the expected collectability of our accounts receivable, management believed all balances were fully collectible such that no allowance for doubtful accounts was deemed necessary.

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
As of December 31, 2020, we had outstanding Warrants to purchase 62,500 shares of our common stock as follows:

Date of Issuance	No. of Warrants	Exercise Price	Expiration Date
Nov. 13, 2017	62,500	$18.08	Nov. 13, 2022
The Warrants were issued to an unaffiliated party in connection with a financing transaction. The Warrants have a cashless exercise option. On May, 22, 2020, warrants to purchase 40,625 shares of our common stock expired unexercised.
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

As of December 31, 2019, no awards or units had been granted under the 2019 Plan.
Restricted Stock Awards
Independent directors receive 50% of their retainer fee as Restricted Stock Awards (“RSAs”). The RSAs are issued immediately upon grant and are subject to a one year vesting period and other restrictions.
During the year ended December 31, 2020, the Company granted 61,308 RSAs to independent directors under the 2019 Plan. The fair value of the RSAs on the date of grant was $150 thousand based on the previous day closing price of our common stock as reported on the OTCQX Best Market on the grant date, a weighted-average grant date fair value of $3.67 per award. The Company recognized $133 thousand in stock-based compensation costs for the year ended December 31, 2020, which is included in general and administrative expenses in the condensed consolidated statements of operations.
As of December 31, 2020, the Company had $17 thousand of unrecognized compensation costs related to our Board of Directors grants, which is expected to be recognized over a weighted average period of less than one year.
Restricted Stock Units
During the year ended December 31, 2020, the Company granted 781,000 Restricted Stock Units (“RSUs”) to employees under the 2019 Plan. The fair value of the RSUs on the date of grant was $1.4 million based on the previous day closing price of our common stock as reported on the OTCQX Best Market on the grant date, a weighted-average grant date fair value of $1.75 per unit. The Company recognized $397 thousand in stock-based compensation costs for the year ended December 31, 2020, which is included in general and administrative expenses in the condensed consolidated statements of operations. The Company recognized 2,500 forfeitures, at a weighted-average grant date fair value of $1.75 per unit, as a reduction of expense previously recorded as general and administrative expenses in the condensed consolidated statements of operations during the year ended December 31, 2020. No awards vested during the year ended December 31, 2020 and there were 778,500 RSUs outstanding as of December 31, 2020. All units are expected to vest.
As of December 31, 2020, the Company had $965 thousand of unrecognized compensation costs related to our RSUs, which is expected to be recognized over a weighted average period of less than three years.
17. Redeemable Convertible Preferred Stock
As a result of the completion of the Share Exchange, our Board of Directors has the authority, without stockholder approval, to issue up to 1,000,000 shares of Preferred Stock, $.001 par value. The authorized Preferred Stock may be issued by the Board of Directors in one or more series and with the rights, privileges and limitations of the Preferred Stock determined by the Board of Directors. The rights, preferences, powers and limitations of different series of Preferred Stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions, and other matters. As of December 31, 2020, we have no Preferred Stock outstanding.
18. Employee Benefits
The Company has established a savings plan ("Savings Plan") which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 90% of their base pay, subject to Internal Revenue Code limitations. The Company contributes to the Savings Plans, subject to limitations. For the years ended December 31, 2020 and 2019, the Company contributed $181 thousand and $124 thousand, respectively, in matching contributions to the Savings Plan.

19. Income Taxes
The components for income tax expense included in the accompanying consolidated statements of operations for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	December 31, 2020	December 31, 2019
Current state income tax expense	$45	$38
Current foreign income tax expense	211	78
Deferred federal income tax expense	—	—
Total income tax expense	$256	$116

A reconciliation of income taxes computed using the 21% U.S. federal statutory rate to the amount reflected in the accompanying consolidated statement of operations for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	December 31, 2020	December 31, 2019
Income tax benefit using U.S. federal statutory rate	$1,352	$1,397
State income tax expense	(35)	(30)
Foreign income tax expense	(210)	(78)
Foreign tax rate difference	(29)	—
Non-deductible expenses	26	(66)
Change in valuation allowance	(1,383)	(1,306)
Other	23	(33)
	$(256)	$(116)

The effects of temporary differences and carryforwards that give rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2020	December 31, 2019
Federal net operating loss carryforward	$12,203	$11,468
Accrued interest to related parties, not deductible until paid	570	449
Accrued compensation	69	101
Basis of intangible assets	309	368
Valuation allowance	(6,639)	(5,256)
Total deferred tax assets	6,512	7,130

Basis of property, plant and equipment	6,000	6,821
Bad debt expense	—	—
Prepaid expenses	155	138
Basis in foreign entity	357	171
Total deferred tax liabilities	6,512	7,130
Net deferred tax liabilities	$—	$—
In December 2017, the U.S. congress passed the Tax Cuts and Jobs Act of 2017 (the "TCJA"). This legislation makes significant changes in U.S. tax law including a reduction in the corporate rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from 35% to 21%.
On March 27, 2020, President Trump signed into law the "Coronavirus Aid, Relief, and Economic Security Act" ("CARES ACT"). The CARES Act, among other things, includes provisions relating to net operating loss carryback periods. The Company is evaluating the impact, if any, that the CARES Act may have on the Company's future operations, financial position, and liquidity.

At December 31, 2020, the Company has net operating loss carry forwards of approximately $59.9 million which may be used to offset future taxable income. The net operating loss carryforwards includes $42.8 million of losses arising prior to December 31, 2017 that expire in 2028 through 2037. Those arising in tax years after 2017 can be carried forward indefinitely. Also, for losses arising in taxable years beginning after December 31, 2017 the operating loss deduction is limited to 80% of taxable income (determined without regard to the deduction). Since the Company has not yet generated significant taxable income, a valuation allowance has been established to fully reserve the Company's net deferred tax assets at December 31, 2020. A change in ownership eliminated substantially all net operating loss carryforwards of an acquired subsidiary at July 26, 2019.
The Company recognizes the tax benefit or obligation from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based not only on the technical merits of the tax position based on tax law, but also past administrative practices and precedents of the taxing authority. The tax benefits or obligations are recognized in our financial statements if there is a greater than 50% likelihood of the tax benefit or obligation being realized upon ultimate resolution. As of the years ended December 31, 2020 and 2019, the Company had no uncertain tax positions that required recognition.
As of December 31, 2020, the Company's tax returns for years 2016 to 2019 remain subject to examination for both federal and state filings.
20. Subsequent Events
In early 2021, the Company reached an amicable resolution with Myers to resolve differences related to the October 2018 notification of a potential liability, and all claims regarding the net working capital were mutually released and the lawsuit was dismissed with prejudice to refiling same. See Note 13—Commitments and Contigencies for further discussion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2020 at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2020 based on these criteria. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers of Stabilis Solutions, Inc.
The following table sets forth the names, ages (as of March 9, 2021) and titles of our current executive officers and directors.

Name	Age	Position
J. Casey Crenshaw	46	Executive Chairman of the Board of Directors
James C. Reddinger	49	President, Chief Executive Officer and Director
Andrew L. Puhala	51	Chief Financial Officer
Mushahid Khan	53	Director
Ben J. Broussard	41	Director
James G. Aivalis	62	Director
Edward L. Kuntz	76	Director
Peter C. Mitchell	65	Director
Stacey B. Crenshaw	44	Director
J. Casey Crenshaw
Executive Chairman
J. Casey Crenshaw, age 46, was appointed Executive Chairman of the Board of Directors of Stabilis on July 26, 2019. He served as the Executive Chairman of the Board of Directors of Stabilis Energy, LLC since November 2018. Mr. Crenshaw previously served as President of Stabilis Energy, LLC from its formation in February 2013 until November 2018. Mr. Crenshaw also serves as President and a member of the Board of Directors of The Modern Group, Ltd, a privately owned diversified manufacturing, parts and distribution, rental/leasing and finance business headquartered in Beaumont, Texas. Mr. Crenshaw has held various executive positions with The Modern Group since 1997, including over 10 years as CFO. Prior to the completion of the Share Exchange, Mr. Crenshaw was a director of American Electric from 2012. Mr. Crenshaw holds a BA in Finance from Texas A&M University. Mr. Crenshaw is the spouse of Stacey B. Crenshaw.
James C. Reddinger
President, Chief Executive Officer and Director
James C. Reddinger, age 49, is the President and Chief Executive Officer of Stabilis and previously served as the Chief Executive Officer of Stabilis Energy, LLC since November 2018. He was appointed to the Board of Directors of Stabilis on July 26, 2019. Mr. Reddinger has held various executive positions with Stabilis Energy, LLC, including Chief Financial Officer and Chief Operating Officer from 2013 to 2018. Prior to joining Stabilis, Mr. Reddinger was a private investor from 2010-2013. Mr. Reddinger was previously employed by UBS from 2004 to 2010 and Credit Suisse from 1998 to 2004. Mr. Reddinger holds an AB from Harvard University and an MBA from the JL Kellogg School of Management at Northwestern University.
Andrew L. Puhala
Chief Financial Officer
Andrew L. Puhala, age 51, began serving as Chief Financial Officer of Stabilis in November 2018 and VP of Finance for The Modern Group, Ltd in August 2017. From September 2015 to June 2017 he served as Chief Financial Officer of ERA Group Inc. (NYSE:ERA), a provider of helicopter transport services primarily to the energy industry. Mr. Puhala served as Chief Financial Officer of American Electric from January 2013 to September 2015 and Chief Financial Officer of AccessESP from 2011- 2012. Mr. Puhala held a variety of senior financial roles at Baker Hughes, Inc. from 1996 through 2011 including VP Finance - Middle East Region, Division Controller and Assistant Treasurer. Mr. Puhala is a Certified Public Accountant and received a BBA in Accounting and an MPA from the University of Texas at Austin.

Mushahid Khan
Director
Mushahid Khan, age 53, was appointed to the Board of Directors of Stabilis on July 26, 2019. He founded mkhangroup, LLC (MKG), an investment and advisory firm targeting companies in manufacturing and related industries in 2015 and has served as its Chief Executive Officer since founding. He is currently serving as a Director and CEO of Alchemy Industrial, a technology based contract manufacturing firm in Houston, Texas. From May 2019 until February 2021, Mr. Khan served as President of the NOW Network, a technology firm digitizing and automating the final mile of energy logistics. Mr. Khan has also been the President and Chief Executive Officer of APS Plastics and Manufacturing (APS), a full-service custom plastic component manufacturer since January 2016. Mr. Khan acquired APS in 2016, in partnership with Framework Capital Partners. Mr. Khan has also provided consulting services since 2015. From 2014 until 2015, Mr. Khan served as Chief Executive Officer of Ringers Gloves, a global industrial safety glove company. From 2002 until 2014, he served as President and Chief Operating Officer of O’Rourke Petroleum, an industrial distribution company. Mr. Khan is also active in community service. He currently holds a board position with TXRX Labs, KIPP Houston Public Schools and Connect Communities, and is past board chair of Crisis Intervention of Houston as well as Devereaux Texas Treatment Centers. He is also an active member of Young Presidents Organization (YPO), Greater Houston Partnership’s advanced manufacturing workgroup, and Houston Exponential’s advanced manufacturing workgroup. Mr. Khan holds an MBA from The University of Houston (Clear Lake), and a BS in Mechanical Engineering from Louisiana State University.
Ben J. Broussard
Director
Ben J. Broussard, age 41, was appointed to the Board of Directors of Stabilis on July 26, 2019. He has been the Director of Finance for The Modern Group, Ltd., since 2013 and Chief Operating Officer of its financing business, M/G Finance Co., Ltd., since 2017. Mr. Broussard began his career as a commercial banker with Washington Mutual Bank in 2001. After leaving the bank in 2008, he worked at T-Mobile until 2011 and then as a consultant to Microsoft’s Global Procurement Group from 2011 to 2013. Mr. Broussard holds a BA from the University of Notre Dame and JD from South Texas College of Law Houston.
James G. Aivalis
Director
James G. Aivalis, age 62, was appointed to the Board of Directors of Stabilis on July 26, 2019. From July 2019 through his retirement in January 2021, he served as Chief Operating Officer of Stabilis. Mr. Aivalis was the Chief Executive Officer, President and Director of Prometheus Energy Group from January 2013 until July 2019. He served as Managing Member of AEGIS NG, LLC from April 2016 until September 2019. From May 2006 through June 2012, Mr. Aivalis was the Chief Executive Officer and President of ThruBit, LLC, a Venture Capital funded company focused on drilling and evaluation technologies for horizontal wells and unconventional hydrocarbon reservoirs. From 2002 to 2006, Mr. Aivalis was GM/Managing Director at TenarisConnections, with global responsibilities for high performance OCTG premium connections. Mr. Aivalis served with Schlumberger from 1981 to 2002 with domestic and international roles in Management, Operations, Engineering, Project Management and Sales and Marketing. Mr. Aivalis served from October 2009 to September 2018 as a Non-Executive Director and Business Advisor with XACT Downhole Telemetry, Inc. in Calgary, Canada, and from August 2011 to December 2013 as a Business Advisor to Zinc Air Inc., developing grid scale flow batteries. Since June 2018, Mr. Aivalis has been a member of the Advisory Board at Florida Institute of Technology for the College of Engineering and Sciences. Mr. Aivalis holds a Bachelor of Science degree in Ocean Engineering from Florida Institute of Technology, has authored six patents focused on well construction and optimization technologies, and is a long-standing member of the Society of Petroleum Engineers.
Edward L. Kuntz
Director
Edward L. Kuntz, age 76, was appointed to the Board of Directors of Stabilis on July 26, 2019. He served on the Board of Directors and as Chairman of the Audit Committee of American Electric from September 2013 to July 2019. Mr. Kuntz currently serves as a Director and Compliance Committee Chairman of U.S Physical Therapy, Inc., a large publicly-traded operator of outpatient physical and occupational therapy clinics since 2014. Mr. Kuntz is the former Chairman and Chief Executive Officer of Kindred Healthcare, the largest diversified provider of post-acute care services in the United States. From 1998 through May 2014 he served as Chairman of the Board of Directors of Kindred and as Chief Executive Officer from 1998 to 2004. From 2000 through 2016, Mr. Kuntz served as a director of Rotech Healthcare, Inc., one of the largest providers of home medical equipment and related products and services in the United States. Mr. Kuntz received B.A., J.D. and L.L.M. degrees from Temple University.

Peter C. Mitchell
Director
Peter C. Mitchell, age 65, was appointed to the Board of Directors of Stabilis on July 26, 2019. He was most recently Senior Vice President and Chief Financial Officer of Coeur Mining, Inc. a leading precious metals producer, which owns and operates mines throughout North America, including the Palmarejo complex in Mexico, one of the world’s largest silver mines. Peter joined Coeur as CFO in 2013, and was responsible for investor relations, financial planning and analysis, financial reporting, information technology, tax and compliance, in addition to serving as a key team member on the Company’s acquisition and divestiture activities and leading all capital markets activity in multiple equity and debt financings. Previously, he held executive leadership positions in finance and operations with a variety of U.S. and Canadian companies both public and private equity sponsored, among them Taseko Mines Ltd., Vatterott Education Centers, Von Hoffmann Corporation and Crown Packaging Ltd. He is a former member of the Board of Directors and Audit Committee Chair for Northern Dynasty Minerals Ltd and is currently a member of the Board of Directors and Audit Committee Chairman of Northcliff Resources Ltd., Taseko Mines Limited and Montage Gold Limited. He is also the Audit Committee Chair of these companies. He earned a BA in Economics from Western University, an MBA from the University of British Columbia, is a Chartered Accountant (CPA-CA).
Stacey B. Crenshaw
Director
Stacey B. Crenshaw, age 44, was appointed to the Board of Directors of Stabilis on February 4, 2020. She co-founded Stabilis Energy, LLC in 2013. Prior to her role with Stabilis she was a practicing attorney with Germer Gertz, LLP from 2002 to 2004. Ms. Crenshaw is the owner of ClaraVaille, a designer and retailer of custom jewelry. Ms. Crenshaw is also actively involved in her local community through leadership roles at the Neches River Festival and the Symphony League of Beaumont. From 2006 to 2011 she was the founder and director of CHAD’s Place, a non-profit that held conferences and provided support groups for the bereaved. Ms. Crenshaw has also served on several boards including Family Services of Southeast Texas, All Saints Episcopal School, and the advisory board of the Art Museum of Southeast Texas. Ms. Crenshaw received a Bachelor of Liberal Arts degree in Journalism from Texas A&M University and a Doctor of Jurisprudence degree from the University of Houston Law Center. Ms. Crenshaw is the spouse of J. Casey Crenshaw.

Director Independence
The Board has determined that Messrs. Peter C. Mitchell, Mushahid Khan, and Edward L. Kuntz are currently the Company's independent directors as defined by the rules and regulations of the OTC Markets and SEC.
Although the Company is not currently subject to the NASDAQ listing requirements, our Board uses the independence standards under NASDAQ. The NASDAQ definition of independence includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings involving the Company, which would prevent a director from being independent. The Board has determined that Messrs. Peter C. Mitchell, Mushahid Khan, and Edward L. Kuntz are currently the Company’s independent directors as defined by the rules and regulations of NASDAQ and the SEC.
Board Committees
Shortly after the appointment of the current Board on July 26, 2019, we appointed certain non-employee Board members to the Audit Committee and the Compensation Committee. Both Committees are governed by charters adopted by the Board. The charters establish the purposes of the Committees as well as membership guidelines. They also define the authority, responsibilities and procedures of each Committee in relation to the Committee’s role in supporting the Board and assisting the Board in discharging its duties in supervising and governing the Company.
The Audit Committee consist of Messrs. Peter C. Mitchell (Chair), Mushahid Khan, and Edward L. Kuntz. The Board has determined that Mr. Mitchell satisfies the definition of “audit committee financial expert.”
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

The Compensation Committee consist of Mr. J. Casey Crenshaw (Chair), Mr. Peter C. Mitchell, Mushahid Khan, and Edward L. Kuntz.
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
Business Ethics and Conduct Policy
We have adopted a Code of Business Ethics and Conduct that is applicable to all employees, officers and members of our Board. The Company has made the Code of Business Ethics available on its website at www.stabilis-solutions.com.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on our review of the copies of such reports, we believe that all such reports required by Section 16(a) of the Exchange Act were in compliance with such filing requirements during the fiscal year ended December 31, 2020.
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

Name	Principal Position
James Reddinger	Chief Executive Officer, President
Koby Knight	SVP Operations
Andrew Puhala	Chief Financial Officer
James Aivalis(1)	Chief Operating Officer
__________
(1)    Mr Aivalis served as Chief Operating Officers of the Company until his retirement on January 31, 2021.

Summary Compensation Table
The following table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All other compensation ($)(3)	Total ($)
James Reddinger,	2020	$420,835	$—	$875,000	$—	$1,295,835
Chief Executive Officer	2019	500,000	—	—	—	500,000
Koby Knight,	2020	$343,334	$—	$175,000	$12,000	$530,334
SVP Operations	2019	400,000	—	—	12,000	412,000
Andrew Puhala	2020	$262,501	$100,000	$35,000	$—	397,501
Chief Financial Officer	2019	184,091(4)	—	—	—	—
James Aivalis,	2020	$283,080	$260,000	$—	$9,000	$552,080
Chief Operating Officer	2019	356,288	155,910	—	9,000	521,198
__________
(1)    The amount represents the performance bonus awards earned by our named executive for the fiscal 2019 performance.
(2)    The amount represents the grant date fair value in accordance with ASC 718. These amounts do not represent the actual value that may be realized by named executive officers.
(3)    The amount represents an annual auto allowance paid out on a monthly basis.
(4)    The amount represents Mr. Puhala's salary earned following his hiring on May 1, 2019. Base Annual Salary is $300,000 for 2019.
Outstanding Equity Awards
The following table below summarizes equity awards granted to the named executive officers under the 2019 Long Term Incentive Plan (discussed below) as of December 31, 2020.

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares or units of stock that have not vested (#)	Equity incentive plan awards: Market value of unearned shares or units stock that have not vested ($)
James Reddinger	—	$—	500,000	$875,000
Koby Knight	—	—	100,000	175,000
Andrew Puhala	—	—	20,000	35,000
James Aivalis	—	—	—	—

During the year ended December 31, 2020, the Company granted to Mr. Reddinger, Mr. Knight, and Mr. Puhala incentive units of 500,000, 100,000, and 20,000, respectively. Mr. Reddinger's units vest on the three-year grant date anniversary, subject to the terms and conditions of the award agreement. Mr. Knight and Mr. Puhala's units vest in one-third increments each year following the grant date of the award, subject to the terms and conditions of the award agreement.

Additional Narrative Disclosures
Elements of Compensation
Historically, we have compensated our named executive officers with annual base salaries, annual cash incentive bonuses and employee benefits. We expect that these elements will continue to constitute the primary elements of our compensation program, although the relative proportions of each element, and the specific plan and award designs, will likely evolve. Additionally, our named executive officers may be awarded long-term equity incentives in the form of restricted stock awards and stock options.
Employment, Severance or Change in Control Agreements
We are not party to any agreements with our executive officers that provide benefits upon termination of employment. Currently the executive officers are employed at will with no present arrangements or pledges of the Company’s securities which may result in a change of control of the Company.
On January 1, 2020, the Company entered into an employment agreement with Mr. Aivalis covering the period from January 1, 2020 through January 31, 2021. Under the terms and conditions of the agreement, Mr. Aivalis receives an annualized base salary of $325,000 and an annual bonus for 2019 service equal to $260,000 payable in 2020. Mr. Aivalis is also eligible to receive an annual bonus for 2020 service set as 50% of his base salary on meeting performance objectives set by the Board of Directors, with and opportunity of receiving a stretch bonus in excess of the target amount. Mr. Aivalis will also receive a car allowance of $750 per month, a term life insurance policy, a professional network fee, and employee benefits available to the Company's other executive employees.
If the Company terminates Mr. Aivalis' employment without cause or if Mr. Aivalis terminates his employment with Good Reason, Mr. Aivalis will receive separation benefits of (i) the unpaid balance of this 2019 bonus, (ii) 100% of his base salary through January 31, 2021, (iii) pro-rata amount of his target incentive bonus for 2020 bases on the number of days employed in 2020 and (iv) COBRA coverage through January 31, 2021. If Mr. Aivalis’ employment is terminated for any reason other than death or inability to perform or the Company terminates such employment for cause, Mr. Aivalis will perform the following services following the termination of employment: (a) Mr. Aivalis will serve on the Company’s Board of Directors, subject to Board and shareholder approval, in which event he will receive the compensation paid to outside directors. If he is not selected to serve on the Board of Directors he will receive the compensation equivalent to one year’s outside director fees; (b) Mr. Aivalis will provide up to 20 hours per month for consulting services for a period of one year for a consulting fee of $12,000 per month plus participation in the Company’s health insurance benefits.
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
For the amounts of base salary that our named executive officers received in 2020 and 2019, see “Executive Compensation-Summary Compensation Table.”
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

Annual Cash Bonuses
Annual cash bonuses will be based on criteria determined in the discretion of our Board. For the fiscal year ended December 31, 2019, James Aivalis and Andrew Puhala were awarded a cash bonus equal to 50% and 33%, respectively, of annual base salary for their performance related to the Company’s operations for the year 2019. No cash bonuses were earned for the year ended December 31, 2020.
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

Pension Benefits
We have not maintained and do not currently maintain a defined benefit pension plan or a supplemental executive retirement plan. Instead, our employees, including our named executive officers, may participate in a retirement plan intended to provide benefits under section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”) pursuant to which employees are allowed to contribute a portion of their base compensation to a tax-qualified retirement account in a defined safe harbor 401(k) Plan, subject to limitations.
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
The 2019 Plan succeeds our 2007 Employee Stock Incentive Plan (the “2007 Plan”) and no further shares will be issued under the 2007 Plan.
Director Compensation
Our Board of Directors believes that attracting and retaining qualified non-employee directors will be critical to the future value growth and governance of our company. The Company established the fee for service as an independent director at the rate of $100,000 per year payable one-half in cash and one-half in common stock for their service during 2020. Beginning January 1, 2021, the Company amended the director’s compensation plan to be payable 100% in cash.
Cash. The Company pays each independent director an annual fee at the rate of fifty-thousand dollars ($50,000), which is paid in quarterly (4) equal installments.
The members of the Board of Directors are also eligible for reimbursement of their expenses incurred in attending Board meetings in accordance with our policies.
Directors who are not determine to be independent do not receive any additional compensation for their service on our Board of Directors.

The following table describes the compensation earned by each individual who served as a non-employee director during 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Edward Kuntz	$50,000	$50,000	$—	$100,000
Peter Mitchell	50,000	50,000	—	100,000
Mushahid “Mush” Khan	50,000	50,000	—	100,000
Total	$150,000	$150,000	$—	$300,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The table below sets forth information, as of March 9, 2021, the amount and percentage of our outstanding shares of common stock beneficially owned by (i) each person known by us to own beneficially more than 5% of our outstanding common stock, (ii) each director, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise noted, the following table is based on 16,896,626 shares outstanding as of March 9, 2021.

Name(4)	Common Stock
	Number of Shares	Percent of Class
Casey Crenshaw(1)	12,960,319	76.7%
Stacey Crenshaw(1)	12,960,319	76.7%
LNG Investment Company, LLC(2)	12,580,808	74.5%
Andrew Puhala	830	*
Chart Energy & Chemicals, Inc.(3)	1,470,807	8.7%
James Reddinger	2,252	*
Mushahid “Mush” Khan	21,336	*
Ben Broussard	1,000	*
James Aivalis	1,100	*
Edward Kuntz	23,066	*
Peter Mitchell	21,436	*
All directors and officers as a group of (9) persons	13,031,339	77.1%
___________
*    Indicates less than 1%
(1)    Consists of (i) 12,580,808 shares owned by LNG Investment Company, LLC; (ii) 368,511 shares owned by JCH Crenshaw Holdings, LLC (“JCH”); (iii) 11,000 shares of Common Stock currently held by Mr. Crenshaw. Mr. Crenshaw may be deemed to have voting and dispositive power over the securities held by each of LNG Investment Company, LLC and JCH by virtue of being the sole manager of LNG Investment Company, LLC and the sole managing member of JCH; thus, he may also be deemed to be the beneficial owner of these securities. Mrs. Crenshaw, as the spouse of Mr. Crenshaw, may be deemed to share voting and dispositive power over the securities held by each Mr. Crenshaw, JCH and LNG Investment Company, LLC. Mr. and Mrs. Crenshaw each disclaim any beneficial ownership of the securities owned by LNG Investment Company, LLC, JCH and their respective spouses in excess of their pecuniary interest in such securities.
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
(4)    Unless otherwise noted, the address of the following entities or individuals is c/o Stabilis Solutions, Inc. 10375 Richmond Avenue, Suite 700, Houston, Texas 77042.

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
The 2019 Plan succeeds our 2007 Employee Stock Incentive Plan (the “2007 Plan”) and no further shares will be issued under the 2007 Plan.
The maximum number of shares of common stock available for issuance under the 2019 Plan is 1,675,000 shares.
The following table summarizes information about the outstanding equity plan as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding rights (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (1)) (3)(a)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	786,180
Total	—	$—	786,180
__________
(1)Includes shares of common stock issuable upon vesting of outstanding restricted stock units (RSUs).
(2)The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which convert to common stock on a one-to-one basis. No options were outstanding.
(3)Consists of the shares available for future issuance under 2019 Employee Stock Incentive Plan for services by eligible employees, board members, independent contractors and consultants.
(a)See Note 16—Stock-Based Compensation in the Notes to Consolidated Financial Statements included in this 10-K for the year ended December 31, 2020 for further information.
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

Finance Lease Obligations
On December 1, 2019, the Company refinanced its lease agreement with a subsidiary of The Modern Group, Ltd. (“The Modern Group”) for equipment purchases totaling approximately $3.2 million.  Under the terms of the lease agreement, the Company’s monthly principal and interest payments are $232 thousand for the remaining 12 month term at an annual rate of 8.9%. An upfront fee payment of $131 thousand became due July 1, 2020 and the remaining outstanding lease obligation of approximately $648 thousand is due by January 25, 2021. The following individuals serve in various leadership capacities for The Modern Group: Casey Crenshaw (our Executive Chairman and Chairman of our Board) as President, Will Crenshaw (a former member of our Board) as Chairman and Chief Executive Officer, and Ben Broussard (a member of our Board) as Director of Finance and as COO of M/G Finance Co., Ltd., a subsidiary of The Modern Group. Casey Crenshaw is the beneficial owner of 25% of the Modern Group and is deemed to jointly control The Modern Group with family members. Stacey Crenshaw (a member of our Board) is the spouse of Casey Crenshaw.

During 2018, Stabilis LLC entered into lease agreements with a subsidiary of The Modern Group to finance vehicles and machinery and equipment totaling approximately $1.5 million. Under the terms of the leases, the balance is due in equal monthly installments over 24 months at annual interest rate of 10%. The finance lease agreements included purchase options, which were reasonably certain to occur. During 2020, the Company exercised its purchase options on these agreements, which included remaining outstanding lease obligations of $413 thousand. The assets are now owned outright. These assets are included in the Company's property, plant and equipment, net on the consolidated balance sheets and the purchase had no effect on the net book value of these assets.
The Company’s carrying value of capital lease obligations to related parties consisted of the following (in thousands):

	December 31,
	2020	2019
Finance lease obligations with subsidiary of The Modern Group, Ltd	$648	$4,088
Less: amounts due within one year	(648)	(3,440)
Total long term finance lease obligations to related parties	$—	$648
Secured Term Note Payable
The Company has a Secured Term Note Payable with Chart E&C in the principal amount of $1.1 million in connection with a Master Sales Agreement whereby Chart E&C agreed to sell the Company certain equipment for its liquefaction plant.
Promissory Note
On August 16, 2019, the Company issued a Secured Promissory Note to M/G Finance Co., Ltd. in the principal amount of $5 million. Casey Crenshaw, our Executive Chairman and Chairman of our Board, serves as the President of M/G Finance Co., Ltd. M/G Finance Co. Ltd. is a subsidiary of The Modern Group.
Term Loan Facility
In connection with the acquisition of American Electric (see Note 2—Acquisition), the Company assumed a loan facility between M&I Brazil, a subsidiary, and an employee of the Company. The loan facility provided the Company with a $0.3 million loan facility of which $0.2 million was drawn and outstanding as of December 31, 2019. All outstanding amounts, including accrued but unpaid interested, became due in June 2020. Under the loan agreement, the interest rate on the loan facility was 10.0%, per annum, payable each quarter. The loan facility was secured by the assets held by M&I Brazil.
Operating Leases
The Company subleased land in Fort Lupton, Colorado to a subsidiary of The Modern Group. During the year ended December 31, 2019, amounts billed to The Modern Group under the agreement totaled $10 thousand.

The Company subleases space in Denver, Colorado to a subsidiary of The Modern Group. During the years ended December 31, 2020 and 2019, the Company billed $8 thousand and $24 thousand, respectively, to The Modern Group under the agreement.
Payroll and Benefits
The Company utilized payroll and benefit resources from The Modern Group. During the years ended December 31, 2019, the Company incurred expenses $4 thousand for processing and administrative charges associated with payroll processing. There were no expenses incurred for processing and administrative charges during the year ended December 31, 2020 due to a transition to a third party.
Other Purchases
During the years ended December 31, 2020 and 2019, the Company paid Applied Cryo Technologies, Inc. (“ACT”), a company owned 51% by Crenshaw Family Holdings International, Inc., $516 thousand and $447 thousand, respectively, for equipment, repairs, and services. The Company also sold $2 thousand and $4 thousand of LNG to ACT during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, respectively, we had $2 thousand and $4 thousand due from ACT included in accounts receivable on the consolidated balance sheets. As of December 31, 2020 and 2019, respectively, we had $121 thousand and $24 thousand due to ACT included in accounts payable on the consolidated balance sheets.
The Company purchases supplies and services from a subsidiary of The Modern Group. During the years ended December 31, 2020 and 2019, purchases from The Modern Group totaled $650 thousand and $175 thousand, respectively. The Company also sold $52 thousand of supplies and services to The Modern Group in 2019. There were no sales in 2020. There was no receivable due from The Modern Group as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, respectively, we had $582 thousand and $22 thousand due to The Modern Group included in accounts payable on the consolidated balance sheets.
Chart Energy & Chemicals, Inc. (“Chart E&C”) beneficially owns 8.7% of our outstanding common stock. The Company purchases services from Chart E&C. During the years ended December 31, 2020 and 2019, purchases from Chart E&C totaled $23 thousand and $80 thousand. As of December 31, 2020 and 2019, we had $14 thousand and $8 thousand due to Chart E&C included in accounts payable on the consolidated balance sheets.
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
Director Independence
The Board has determined that Messrs. Peter C. Mitchell, Mushahid Khan, and Edward L. Kuntz are currently the Company's independent directors as defined by the rules and regulations of the OTC Markets and SEC.
Although the Company is not currently subject to the NASDAQ listing requirements, our Board uses the independence standards under NASDAQ. The NASDAQ definition of independence includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings involving the Company, which would prevent a director from being independent. The Board has determined that Messrs. Peter C. Mitchell, Mushahid Khan, and Edward L. Kuntz are currently the Company’s independent directors as defined by the rules and regulations of NASDAQ and the SEC.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed to us for professional services rendered by Ham, Langston & Brezina, L.L.P. during the periods presented:

	Year Ended December 31,
Types of Fees	2020	2019
Audit Fees (1)	$230,710	$221,650
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
Other Fees (4)	—	—
Total Fees	$230,710	$221,650
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
(2)    Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported as audit fees. Ham, Langston & Brezina, L.L.P. rendered no such services for us in 2020 or 2019.
(3)    Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). Ham, Langston & Brezina, L.L.P. rendered no such services for us in 2020 or 2019.
(4)    All other fees consist of fees billed for products and services other than the services described in notes (1), (2) and (3) above. Ham, Langston & Brezina, L.L.P. rendered no such services for us in 2020 or 2019.
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

2.1
Share Exchange Agreement, dated December  17, 2018, by and among American Electric Technologies, Inc., LNG Investment Company, LLC, AEGIS NG LLC, Stabilis Energy, LLC, and PEG Partners, LLC (Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 24, 2018) (1)

2.2
Amendment dated May  8, 2019 to the Share Exchange Agreement concerning the business combination with Stabilis (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed May 9, 2019) (1)

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

4.8	Description of Securities

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

Exhibit No.	Exhibit Description
10.5	Security Agreement of the Company dated March 23, 2017 (Incorporated by Reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed March 27, 2017)

10.6	Security Agreement of M&I Electric Industries, Inc. dated March 23, 2017 (Incorporated by Reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed March 27, 2017)

10.7	Security Agreement of South Coast Electric Systems, LLC dated March 23, 2017 (Incorporated by Reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed March 27, 2017)

10.8	Amended 2007 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed March 31, 2015) †

10.9
Form of Employee Stock Option Award Agreement under 2007 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008) †

10.10
Form of Restricted Stock Unit Award Agreement under 2007 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed March 31, 2008) †

10.11
Securities Purchase Agreement between Registrant and JCH Crenshaw Holdings, LLC dated April  13, 2012 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 19, 2012)

10.12	Letter Agreement dated March 22, 2017 between the Company and JCH Crenshaw Holdings, LLC (Incorporated by Reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed March 27, 2017)

10.13	Repricing Agreement dated August 1, 2017 between the Company and JCH Crenshaw Holdings, LLC (Incorporated by Reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 3, 2017)

10.14	Deferred Compensation Plan for executives (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed March 27, 2009) †

10.15	2019 Long Term Incentive Plan (Incorporated by Reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K Filed December 11, 2019)

10.16
Exchange Agreement dated August 5, 2019, by and among Chart Energy  & Chemicals, Inc., Stabilis Energy, Inc., Stabilis Energy, LLC and Stabilis LNG Eagle Ford LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August  9, 2019)

10.17
Amendment No. 1 to Exchange Agreement dated September 11, by and among Chart Energy & Chemicals, Inc., Stabilis Energy, Inc., Stabilis Energy, LLC and Stabilis LNG Eagle Ford LLC (Incorporated by Reference to Exhibit 10.19 to Registrant's Amendment No. 1 to Registration Statement on Form S-1/A filed October 22, 2019)

10.18
Secured Promissory Note dated August 16, 2019, by and between the Registrant and M/G Finance Co., Ltd. (Incorporated by Reference to Exhibit 10.19 to Registrant's Registration Statement on Form S-1 filed September 11, 2019)

10.19
Pledge and Security Agreement dated August 16, 2019, by and between the Registrant and M/G Finance Co., Ltd. (Incorporated by Reference to Exhibit 10.20 to Registrant's Registration Statement on Form S-1 filed September 11, 2019)

10.20	Sublease Agreement dated February 28, 2017 (Incorporated by Reference to 10.21 to Registrant's Registration Statement on Form S-1 filed September 11, 2019)

10.21	Master Lease Agreement dated February 2, 2018 (Incorporated by Reference to Exhibit 10.22 to Registrant's Registration Statement on Form S-1 filed September 11, 2019)

10.22	Master Lease Agreement dated August 30, 2018 (Incorporated by Reference to Exhibit 10.23 to Registrant's Registration Statement on Form S-1 filed September 11, 2019)

10.23	Master Lease Agreement dated August 30, 2018 (Incorporated by Reference to Exhibit 10.24 to Registrant's Registration Statement on Form S-1 filed September 11, 2019)

10.24	Master Lease Agreement dated September 25, 2018 (Incorporated by Reference to Exhibit 10.25 to Registrant's Registration Statement on Form S-1 filed September 11, 2019)

Exhibit No.	Exhibit Description
10.25
Executive Employment Agreement dated March 11, 2020 between the Company and James G. Aivalis (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q/A filed on July 2, 2020) †

10.26	*Amendment No. 1 to Executive Employment Agreement dated February 1, 2021 between the Company and James G. Aivalis †

21.1	*Stabilis Solutions, Inc. Subsidiary List.

23.1	*Consent of Independent Registered Public Accounting Firm

31.1	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	*Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Date: March 15, 2021

STABILIS SOLUTIONS, INC.

By:	/s/ James C. Reddinger
James C. Reddinger
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 15, 2021.

Signature	Title

/s/ Casey Crenshaw	Executive Chairman & Chairman of the Board
Casey Crenshaw

/s/ James Reddinger	President, Chief Executive Officer and Director
James Reddinger	(Principal Executive Officer)

/s/ Andrew Puhala	Senior Vice President and Chief Financial Officer
Andrew Puhala	(Principal Financial Officer and
Principal Accounting Officer)

/s/ James G. Aivalis	Director
James G. Aivalis

/s/ Ben Broussard	Director
Ben Broussard

/s/ Stacey B. Crenshaw	Director
Stacey B. Crenshaw

/s/ Mushahid Khan	Director
Mushahid Khan

/s/ Edward Kuntz	Director
Edward Kuntz

/s/ Peter Mitchell	Director
Peter Mitchell