Form 10-Q
period 2021-03-31
Stabilis Solutions, Inc.
filed 2021-05-07
CIK 1043186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number. 000-24575
____________________
STABILIS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
____________________

Florida	59-3410234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11750 Katy Freeway, Suite 900, Houston, TX 77079
(Address of principal executive offices, including zip code)
(832) 456-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.001 par value	SLNG	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2021, there were 16,896,626 outstanding shares of our common stock, par value $.001 per share.

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES
FORM 10-Q Index
For the Quarterly Period Ended March 31, 2021

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$3,062	$1,814
Accounts receivable	6,327	5,620
Inventories, net	158	226
Prepaid expenses and other current assets	3,336	3,111
Due from related parties	2	42
Total current assets	12,885	10,813
Property, plant and equipment:
Cost	90,763	90,422
Less accumulated depreciation	(40,560)	(38,384)
Property, plant and equipment, net	50,203	52,038
Right-of-use assets	678	786
Goodwill	4,453	4,453
Investments in foreign joint ventures	12,256	11,897
Other noncurrent assets	320	326
Total assets	$80,795	$80,313
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term notes payable	$641	$680
Current portion of long-term notes payable - related parties	3,422	3,351
Current portion of finance lease obligation	17	—
Current portion of finance lease obligation - related parties	—	648
Current portion of operating lease obligations	306	362
Short-term notes payable	190	432
Accrued liabilities	5,232	4,361
Accounts payable	5,401	4,395
Total current liabilities	15,209	14,229
Long-term notes payable, net of current portion	667	682
Long-term notes payable, net of current portion - related parties	2,093	2,726
Finance lease obligations, net of current portion	75	—
Long-term portion of operating lease obligations	436	490
Deferred compensation	44	59
Deferred income taxes	106	97
Total liabilities	18,630	18,283
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred Stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 16,896,626 shares issued and outstanding at March 31, 2021 and December 31, 2020 (Note 13)	17	17
Additional paid-in capital	91,440	91,278
Accumulated other comprehensive income (loss)	(80)	122
Accumulated deficit	(29,212)	(29,387)
Total stockholders’ equity	62,165	62,030
Total liabilities and stockholders’ equity	$80,795	$80,313
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue
LNG product	$11,695	$9,131
Rental, service and other	4,425	3,397
Power delivery	1,544	1,310
Total revenues	17,664	13,838
Operating expenses:
Costs of LNG product	8,812	6,097
Costs of rental, service and other	2,241	1,671
Costs of power delivery	1,160	1,247
Selling, general and administrative expenses	3,225	3,186
Depreciation expense	2,225	2,270
Total operating expenses	17,663	14,471
Income (loss) from operations before equity income	1	(633)
Net equity income (loss) from foreign joint ventures' operations:
Income (loss) from equity investments in foreign joint ventures	421	(114)
Foreign joint ventures' operations related expenses	(67)	(60)
Net equity income (loss) from foreign joint ventures' operations	354	(174)
Income (loss) from operations	355	(807)
Other income (expense):
Interest expense, net	(17)	(11)
Interest expense, net - related parties	(173)	(240)
Other income	90	38
Gain from disposal of fixed assets	—	11
Total other income (expense)	(100)	(202)
Income (loss) before income tax expense	255	(1,009)
Income tax expense	80	41
Net income (loss)	$175	$(1,050)

Common Stock Data:
Net income (loss) per common share:
Basic and diluted	$0.01	$(0.06)
Weighted average number of common shares outstanding:
Basic and diluted	16,896,626	16,819,681
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$175	$(1,050)
Foreign currency translation adjustment	(202)	(619)
Total comprehensive income (loss)	$(27)	$(1,669)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2020	16,896,626	$17	$91,278	$122	$(29,387)	$62,030
Stock-based compensation	—	—	162	—	—	162
Net loss	—	—	—	—	175	175
Other comprehensive loss	—	—	—	(202)	—	(202)
Balance at March 31, 2021	16,896,626	$17	$91,440	$(80)	$(29,212)	$62,165

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2019	16,800,612	$17	$90,748	$(291)	$(22,631)	$67,843
Common stock issued	34,706	—	—	—	—	—
Stock-based compensation	—	—	19	—	—	19
Net loss	—	—	—	—	(1,050)	(1,050)
Other comprehensive income	—	—	—	(619)	—	(619)
Balance at March 31, 2020	16,835,318	$17	$90,767	$(910)	$(23,681)	$66,193
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$175	$(1,050)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,225	2,270
Deferred income tax expense	(11)	41
Stock-based compensation expense	162	19
Bad debt expense	—	144
Gain on disposal of fixed assets	—	(11)
Income (loss) from equity investment in joint venture	(421)	114
Deferred compensation costs	(15)	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(707)	(356)
Due to (from) related parties	15	(19)
Inventories	68	82
Prepaid expenses and other current assets	(200)	991
Accounts payable and accrued liabilities	1,268	(1,902)
Other	4	26
Net cash provided by operating activities	2,563	349
Cash flows from investing activities:
Acquisition of fixed assets	(298)	(112)
Proceeds on sales of fixed assets	—	11
Net cash used in investing activities	(298)	(101)
Cash flows from financing activities:
Proceeds on long-term borrowings	—	—
Payments on long-term borrowings	—	—
Payments on long-term borrowings from related parties	(783)	(768)
Proceeds from short-term notes payable	—	—
Payments on short-term notes payable	(296)	(237)
Net cash used in financing activities	(1,079)	(1,005)
Effect of exchange rate changes on cash	62	(60)
Net increase (decrease) in cash and cash equivalents	1,248	(817)
Cash and cash equivalents, beginning of period	1,814	3,979
Cash and cash equivalents, end of period	$3,062	$3,162

Supplemental disclosure of cash flow information:
Interest paid	$162	$251
Income taxes paid	5	—
Non-cash investing and financing activities:
Equipment acquired under capital leases	104	—
The accompanying notes are an integral part of the condensed consolidated financial statements

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Overview and Basis of Presentation
Overview
Stabilis Solutions, Inc. and its subsidiaries (the “Company”, “Stabilis”, “our”, “us” or “we”) produce, provide turnkey clean energy production, storage, transportation and fueling solutions using liquefied natural gas (“LNG”) and hydrogen to multiple end markets across North America. The Company also distributes LNG and hydrogen from third parties and provides services, transportation, and equipment to customers.
The Company is a supplier of LNG and hydrogen solutions to customers in diverse end markets, including aerospace, agriculture, industrial, utility, pipeline, mining, energy, remote clean power, and high horsepower transportation markets in North America and provides turnkey fuel solutions to help industrial users of propane, diesel and other crude-based fuel products convert to LNG, which may result in reduced fuel costs and improved environmental footprint. Stabilis opened its 100,000 gallons per day (“gpd”) LNG production facility in George West, Texas in January 2015 to service industrial and oilfield customers in Texas and the greater Gulf Coast region. The Company owns a second liquefaction plant capable of producing 25,000 gpd that is currently not in operation. Stabilis is vertically integrated from LNG production through distribution including cryogenic equipment rental and field services.
The Company also provides power delivery equipment and services through its subsidiary in Brazil, M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”) and its 40% interest in a joint venture in China, BOMAY Electric Industries Co., Ltd. (“BOMAY”).
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our subsidiaries and, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in the notes to condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) for a fair presentation of the interim periods. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K, as filed on March 16, 2021.
All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Condensed Consolidated Financial Statements (Unaudited), all dollar amounts in tabulations are in thousands, unless otherwise indicated.
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is required to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these financial statements. The Company has incurred recurring operating losses and has negative working capital. The Company is subject to business risks and uncertainties inherent in the current LNG industry. Furthermore, the impact of the COVID-19 pandemic has created additional uncertainties regarding the future demand for LNG from our customers. There is no assurance that the Company will be able to generate sufficient revenues in the future to sustain itself or to support future growth.
These factors were reviewed by management to determine if there was substantial doubt as to the Company’s ability to continue as a going concern. Management concluded that its plan to address the Company’s liquidity issues would allow it to continue as a going concern. The Company has recently experienced its highest ever quarterly revenue, including a resumption of activity with existing customers as well as new revenue opportunities, particularly in Mexico and with power generation customers. Accordingly, management believes the business will generate sufficient cash flows from its operations to fund the business for the next 12 months.

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
2. Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU No. 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, Income Taxes and also improves consistent application by clarifying and amending existing guidance. ASU No. 2019-12 was adopted by the Company effective January 1, 2021. The adoption of this standard had no impact on our unaudited condensed consolidated financial position or results of operations.
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contract modifications, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU No. 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU No. 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. We are currently evaluating the impact of ASU No. 2020-04 on our unaudited condensed consolidated financial statements.
3. Revenue Recognition
Disaggregated Revenues
The table below presents revenue disaggregated by source, for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
LNG Product	$11,695	$9,131
Rental	3,387	2,890
Service	242	93
Power Delivery	1,544	1,310
Other	796	414
	$17,664	$13,838

The table below presents revenue disaggregated by geographic location, for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues
Brazil	$1,544	$1,310
Mexico	1,616	33
United States	14,504	12,495
	$17,664	$13,838
See Note 4—Business Segments, below, for additional disaggregation of revenue.
Contract Liabilities
The Company recognizes contract liabilities upon receipt of payments for which the performance obligations have not been fulfilled at the reporting date, resulting in deferred revenue. Contract liabilities are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The following table presents the changes in the Company’s contract liabilities for the periods ended March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Balance at beginning of period	$357	$185
Cash received, excluding amounts recognized as revenue	31	777
Amounts recognized as revenue	(344)	(605)
Balance at end of period	$44	$357
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

	Three Months Ended March 31, 2021
	(in thousands)
	LNG	Power Delivery	Total

Revenues	$16,120	$1,544	$17,664
Depreciation	2,188	37	2,225
Income (loss) from operations before equity income	268	(267)	1
Net equity income from foreign joint ventures' operations	—	354	354
Income from operations	268	87	355
Interest expense, net	7	10	17
Interest expense, net - related parties	173	—	173
Income tax expense	44	36	80
Net income	15	160	175

	March 31, 2021
		(in thousands)
	LNG	Power Delivery	Total
Total assets	$65,233	$15,562	$80,795

	Three Months Ended March 31, 2020
	(in thousands)
	LNG	Power Delivery	Total
Revenues	$12,528	$1,310	$13,838
Depreciation	2,235	35	2,270
Loss from operations before equity income	(199)	(434)	(633)
Net equity income from foreign joint ventures' operations	—	(174)	(174)
Loss from operations	(199)	(608)	(807)
Interest expense, net	4	7	11
Interest expense, net - related parties	240	—	240
Income tax expense	35	6	41
Net loss	(480)	(570)	(1,050)

	December 31, 2020
		(in thousands)
	LNG	Power Delivery	Total
Total assets	$64,757	$15,556	$80,313

Our operating segments offer different products and services and are managed separately as business units. Cash, cash equivalents and investments are not managed centrally, so the gains and losses on foreign currency remeasurement, and interest and dividend income, are included in the segments’ results.
5. Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid LNG	$93	$90
Prepaid insurance	501	734
Prepaid supplier expenses	311	299
Other receivables	1,969	1,521
Deposits	310	285
Other	152	182
Total prepaid expenses and other current assets	$3,336	$3,111

6. Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

Liquefaction plants and systems	$40,850	$40,841
Real property and buildings	1,611	1,649
Vehicles and tanker trailers and equipment	47,567	47,179
Computer and office equipment	513	532
Construction in progress	191	191
Leasehold improvements	31	30
	90,763	90,422
Less: accumulated depreciation	(40,560)	(38,384)
	$50,203	$52,038
Depreciation expense for the three months ended March 31, 2021 and 2020 totaled $2.2 million and $2.3 million, respectively, of which all is included in the unaudited condensed consolidated statements of operations as its own and separate line item.
7. Investments in Foreign Joint Ventures
BOMAY. The Company holds a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), which owns 51%. The remaining 9% is owned by AA Energies, Inc.
The Company made no sales to its joint venture in the three months ended March 31, 2021 and 2020.
Below is summary financial information for BOMAY at March 31, 2021 and December 31, 2020, and operational results for the three months ended March 31, 2021 and 2020 in U.S. dollars (in thousands, unaudited):

	March 31, 2021	December 31, 2020
Assets:
Total current assets	$52,096	$51,811
Total non-current assets	7,042	7,136
Total assets	$59,138	$58,947
Liabilities and equity:
Total liabilities	$25,636	$26,355
Total joint ventures’ equity	33,502	32,592
Total liabilities and equity	$59,138	$58,947

	Three Months Ended March 31,
	2021	2020
Revenue	$14,216	$8,556
Gross Profit	2,233	896
Earnings	970	(284)
The following is a summary of activity in our investment in BOMAY for the periods ended March 31, 2021 and December 31, 2020 in U.S. dollars (in thousands, unaudited):

	March 31, 2021	December 31, 2020
Investments in BOMAY (1)(2)
Initial investment	$9,333	$9,333
Undistributed earnings:
Balance at the beginning of the period	1,908	1,257
Equity in earnings	421	2,705
Dividend distributions	—	(2,054)
Balance at end of period	2,329	1,908
Foreign currency translation:
Balance at the beginning of the period	656	(69)
Change during the period	(62)	725
Balance at end of period	594	656
Total investment in BOMAY at end of period	$12,256	$11,897
________
(1)Accumulated statutory reserves in equity method investments of $2.66 million at March 31, 2021 and December 31, 2020 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”) regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.
(2)The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference of approximately $1.2 million will be accreted over the remaining eight year life of the joint venture. The Company accreted $32 thousand and $43 thousand during the three months ended March 31, 2021 and 2020, respectively, which is included in income from equity investments in foreign joint ventures in the accompanying condensed consolidated statement of operations. As of March 31, 2021 and December 31, 2020, accumulated accretion totaled $215 thousand and $183 thousand, respectively.
The Company accounts for its investment in BOMAY using the equity method of accounting. Under the equity method, the Company’s share of the joint venture operations earnings or losses is recognized in the condensed consolidated statements of operations as equity income (loss) from foreign joint venture operations. Joint venture income increases the carrying value of the joint venture and joint venture losses reduce the carrying value. Dividends received from the joint venture reduce the carrying value. The Company considers dividend distributions received from its equity method investments which do not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and classifies these distributions as operating activities in the accompanying consolidated statements of cash flows. In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment adjustment is necessary at March 31, 2021.

8. Accrued Liabilities
    The Company’s accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

Compensation and benefits	$1,957	$1,745
Professional fees	390	408
LNG fuel and transportation	2,016	1,151
Accrued interest	31	21
Contract liabilities	44	357
Other taxes payable	454	328
Other accrued liabilities	340	351
Total accrued liabilities	$5,232	$4,361

9. Debt
The Company’s carrying value of debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Unsecured promissory note	$1,080	$1,080
Secured term note payable - related party	1,077	1,077
Secured promissory note - related party	4,438	5,000
Insurance and other notes payable	418	714
Less: amounts due within one year	(4,253)	(4,463)
Total long-term debt	$2,760	$3,408
Unsecured Promissory Note
During 2020, the Company received loan proceeds of $1.1 million (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Under the terms of the PPP, all or a portion of the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. While no assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part, management believes we currently meet the requirements. The Company has applied for forgiveness under the terms of the Loan and is currently awaiting a response. With respect to any portion of the Loan that is not forgiven, the Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the Note.
During the three months ended March 31, 2021 and 2020, the Company recorded interest expense on debt as follows (in thousands):

	March 31, 2021	March 31, 2020
Unsecured promissory note	$—	$—
Secured term note payable - related party	10	25
Secured promissory note - related party	154	215
Insurance and other notes payable	14	11
Total interest expense	$178	$251
Certain of the agreements governing our outstanding debt have certain covenants with which we must comply. As of March 31, 2021, we were in compliance with all of these covenants.

10. Leases
The following table summarizes the supplemental balance sheet information related to lease assets and lease liabilities as of March 31, 2021 and December 31, 2020 (in thousands):

	Classification	March 31, 2021	December 31, 2020
Assets
Operating lease assets	Right-of-use assets	$678	$786
Finance lease assets	Property and equipment, net of accumulated depreciation	101	6,781
Total lease assets		$779	$7,567
Liabilities
Current
Operating	Current portion of operating lease obligations	$306	$362
Finance	Current portion of finance lease obligation	17	—
Finance	Current portion of finance lease obligation - related parties	—	648
Noncurrent
Operating	Long-term portion of operating lease obligation	436	490
Finance	Finance lease obligations, net of current portion	75	—
Total lease liabilities		$834	$1,500
The following table summarizes the components of lease expense for the three months ended March 31, 2021 and 2020 (in thousands, unaudited):

Lease Cost	Classification	Three Months Ended March 31,
		2021	2020
Operating lease cost	Cost of sales	$43	$39
Operating lease cost	Selling, general and administrative expenses	77	91
Finance lease cost
Amortization of leased assets	Depreciation	3	293
Interest on lease liabilities	Interest expense	12	161
Net lease cost		$135	$584

On January 25, 2021, the Company entered into three finance lease agreements for vehicles. Under the terms of the lease agreements, the Company's total monthly principal and interest payments are $2 thousand for a 36-month period at an annual rate of 10.7%. The leases include purchase options, which are reasonably certain to occur.
In December 2019, the Company refinanced its lease agreement with a subsidiary of The Modern Group, Ltd. (“The Modern Group”) for equipment purchases totaling approximately $3.2 million. Under the terms of the lease agreement, the Company exercised its purchase option and the remaining outstanding lease obligation of approximately $648 thousand became due on January 25, 2021. The assets are now owned outright. These assets are included in the Company's property, plant and equipment, net on the consolidated balance sheets and the purchase had no effect on the net book value of these assets.
During 2018, Stabilis LLC entered into lease agreements with a subsidiary of The Modern Group to finance vehicles and machinery and equipment totaling approximately $1.5 million. During 2020, the Company exercised its purchase options under the terms of the lease agreements, which included remaining outstanding lease obligations of $413 thousand. The assets are now owned outright. These assets are included in the Company's property, plant and equipment, net on the consolidated balance sheets and the purchase had no effect on the net book value of these assets.
The following schedule presents the future minimum lease payments for our operating and finance obligations at March 31, 2021 (in thousands):

	Operating Leases	Finance Leases	Total
Remainder 2021	$295	$19	$314
2022	211	25	236
2023	145	25	170
2024	149	43	192
2025	25	—	25
Thereafter	—	—	—
Total lease payments	825	112	937
Less: Interest	(83)	(20)	(103)
Present value of lease liabilities	$742	$92	$834
Lease term and discount rates for our operating and finance lease obligations are as follows:

Lease Term and Discount Rate	March 31, 2021
Weighted-average remaining lease term (years)
Operating leases	2.9
Finance leases	2.8
Weighted-average discount rate
Operating leases	7.3%
Finance leases	10.7%
The following table summarizes the supplemental cash flow information related to leases for the three months ended March 31, 2021 and 2020:

Other information	March 31, 2021	March 31, 2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$123	$109
Financing cash flows from finance leases	164	768
Interest paid	3	131
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

11. Related Party Transactions
Other Purchases and Sales
During the three months ended March 31, 2021 and 2020, the Company paid Applied Cryo Technologies, Inc. (“ACT”), a company owned 51% by Crenshaw Family Holdings, LP (“Crenshaw Family Holdings”), $366 thousand and $33 thousand, respectively, for equipment, repairs and services. Casey Crenshaw is the beneficial owner of 25% of Crenshaw Family Holdings and is deemed to jointly control Crenshaw Family Holdings with family members. The Company had no sales to ACT during three months ended March 31, 2021 and 2020. The Company had $2 thousand due from ACT included in accounts receivable on the unaudited condensed consolidated balance sheets at both March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, the Company had $353 thousand and $121 thousand, respectively, due to ACT included in accounts payable on the unaudited condensed consolidated balance sheets.
The Company purchases supplies and services from a subsidiary of The Modern Group. Casey Crenshaw is the beneficial owner of 25% of the Modern Group and is deemed to jointly control The Modern Group with family members. During the three months ended March 31, 2021 and 2020, the Company made purchases of supplies and services from a subsidiary of The Modern Group totaling $530 thousand and $33 thousand, respectively. There was no receivable due from The Modern Group as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, the Company had $902 thousand and $582 thousand, respectively, due to The Modern Group included in accounts payable on the unaudited condensed consolidated balance sheets.
Chart Energy & Chemicals, Inc. (“Chart E&C”) beneficially owns 8.7% of our outstanding common stock and is party to a Secured Term Note Payable with the Company. The Company purchases services from Chart E&C. During the three months ended March 31, 2021 and 2020, purchases from Chart E&C totaled $43 thousand and $10 thousand, respectively. As of March 31, 2021 and December 31, 2020, the Company had $19 thousand and $14 thousand, respectively, due to Chart E&C included in accounts payable on the unaudited condensed consolidated balance sheets.
12. Commitments and Contingencies
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
Litigation, Claims and Contingencies
The Company may become party to various legal actions that arise in the ordinary course of its business. The Company is also subject to audit by tax and other authorities for varying periods in various federal, state and local jurisdictions, and disputes may arise during the course of these audits. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any of these lawsuits, claims, proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, it is possible that such an outcome could have a material adverse effect upon the Company’s consolidated financial position, results of operations, or liquidity. The Company does not, however, anticipate such an outcome and it believes the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. Additionally, the Company currently expenses all legal costs as they are incurred.
In October 2018, American Electric Technologies, Inc., a predecessor in interest to the Company (“American Electric”) received notification of a potential liability of $4.3 million associated with an asset purchase agreement to sell substantially all of its U.S. business assets and operations to Myers Power Products, Inc. (“Myers”). The contractual terms of the agreement included a provision for true-up of the net working capital, estimated as of the date of closing, to actual working capital as calculated by Myers and agreed to by American Electric. Any difference in the actual (conclusive) net working capital in relation to the estimated working capital at closing results in an adjustment to the purchase price. In response, American Electric disputed Myers’ claim and Myers’ working capital calculation. On November 5, 2020, the Company filed a petition in Harris County, Texas requesting a declaratory judgment in favor of the Company. During the three months ended March 31, 2021, the parties reached an amicable resolution of their differences and all claims regarding the net working capital were mutually released and the lawsuit was dismissed with prejudice to refiling same.

13. Stockholders’ Equity
Issuances of Common Stock
The Company is authorized to issue up to 37,500,000 shares of common stock, $0.001 par value per share.
During the three months ended March 31, 2021, the Company did not issue any shares of common stock.
Issuances of Warrants
As of March 31, 2021, the Company had outstanding Warrants to purchase 62,500 shares of our common stock as follows:

Date of Issuance	No. of Warrants	Exercise Price	Expiration Date
Nov. 13, 2017	62,500	$18.08	Nov. 13, 2022
14. Stock-Based Compensation
Restricted Stock Awards
In February 2020, independent directors received 50% of their retainer fee as Restricted Stock Awards (“RSAs”). The 34,706 RSAs were issued immediately upon grant and were subject to a one year vesting period and other restrictions under the Company's 2019 Long Term Incentive Plan (the “2019 Plan”). During the three months ended March 31, 2021, the 34,706 RSAs vested.
The Company did not grant RSAs to independent directors during the three months ended March 31, 2021. The Company recognized $17 thousand and $19 thousand in stock-based compensation costs for the three months ended March 31, 2021 and 2020, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.
As of March 31, 2021, the Company had no unrecognized compensation costs related to grants of restricted stock awards.
Restricted Stock Units
The Company did not grant Restricted Stock Units (“RSUs”) to employees under the 2019 Plan during the three months ended March 31, 2021. The Company recognized $145 thousand in stock-based compensation costs for the three months ended March 31, 2021, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company did not recognize stock-based compensation costs related to RSUs during the three months ended March 31, 2020. The Company recognized 500 forfeitures, at a weighted average grant date fair value of $1.75 per share, as a reduction of expense previously recorded as general and administrative expenses in the unaudited condensed consolidated statements of operations during the three months ended March 31, 2021. No awards vested during the three months ended March 31, 2021.
As of March 31, 2021, the Company had $820 thousand of unrecognized compensation costs related to 778,000 outstanding RSUs, which is expected to be recognized over a weighted average period of two years. All units are expected to vest.
15. Income Taxes
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
The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 23.6% and 4.1%, respectively. The 2021 rate reflects state and foreign income taxes and the Company’s deferred federal income tax expense generated from an expected net operating income, offset by a change in the valuation allowance on net deferred tax assets.

16. Subsequent Events
On April 8, 2021, the Company entered into a Loan Agreement (the “Loan Agreement”) with AmeriState Bank (“Lender”), as lender, pursuant to the United States Department of Agriculture, Business & Industry Loan Program, to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “Loan”), of which $2.0 million was drawn and outstanding as of the filing date of this report. The Loan, which is in the form of a term loan facility, matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter. The Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the Loan.
Upon an Event of Default (as defined in the Loan Agreement), Lender may (i) terminate its commitment, (ii) declare the outstanding principal amount of the Advancing Notes (as defined in the Loan Agreement) under the Loan due and payable, or (iii) exercise all rights and remedies available to Lender under the Loan Agreement.
On April 8, 2021, Mile High LNG LLC, Stabilis GDS, Inc., Stabilis LNG Eagle Ford LLC and Stabilis Energy Services, LLC, each a wholly owned subsidiary of the Company (collectively, “Debtor”), entered into a Security Agreement and Assignment (the “Security Agreement”) in favor of Lender. The Security Agreement grants to Lender a first priority security interest in the collateral identified therein, which includes specific equipment collateral held by Debtor.
On April 29, 2021, the Company announced it has commenced trading on The Nasdaq Market LLC under the Company's existing ticker symbol, “SLNG”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements included in the 2020 Annual Report on Form 10-K filed on March 16, 2021. Historical results and percentage relationships set forth in the condensed consolidated statements of operations and cash flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.
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
Stabilis seeks to provide our customers with safe, reliable and cost effective LNG and hydrogen fueling solutions and power delivery equipment and services. We provide multiple products and services to our customers, including:
LNG Production, LNG and Hydrogen Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers”, which convert natural gas into LNG through a multiple stage cooling process. We currently own and operate a liquefier that can produce up to 100,000 LNG gallons (379 cubic meters) per day. We also purchase LNG from third-party production sources which allows us to support customers in markets where we do not own liquefiers.
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

Power Delivery—As a result of the business combination with American Electric, Stabilis provides power delivery equipment and services for the oil and gas, marine, power generation and broad industrial market segments in Brazil, and builds electrical systems for sale in China through our 40% interest in BOMAY.
Recent Developments
The market in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic. Various containment measures, including large-scale travel bans, border closures, quarantines, shelter-in-place orders and business and government shutdowns, have resulted in the slowing of economic growth and a reduced demand for oil and natural gas and the disruption of global manufacturing supply chains. As the COVID-19 pandemic continues to evolve, governments, corporations and other authorities may continue to implement restrictions or policies that adversely impact consumer spending, the economy, commodity prices, demand for our products, and our business, operations and share price. The ultimate extent and long-term effects of the pandemic are difficult to determine, but a prolonged period of market fluctuations and weak general economic conditions may have a material adverse effect on the Company’s financial results.

Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table reflects line items from the accompanying Consolidated Statements of Operations for the three months ended March 31, 2021 (the “Current Quarter”) as compared to the three months ended March 31, 2020 (the “Prior Year Quarter”):
Stabilis Solutions, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except percentages)

	Three Months Ended March 31,		Change	% Change
	2021	2020
	(unaudited)
Revenue:
LNG product	$11,695	$9,131	$2,564	28.1%
Rental, service and other	4,425	3,397	1,028	30.3
Power delivery	1,544	1,310	234	17.9
Total revenues	17,664	13,838	3,826	27.6
Operating expenses:
Costs of LNG product	8,812	6,097	2,715	44.5
Costs of rental, service and other	2,241	1,671	570	34.1
Costs of power delivery	1,160	1,247	(87)	(7.0)
Selling, general and administrative	3,225	3,186	39	1.2
Depreciation	2,225	2,270	(45)	(2.0)
Total operating expenses	17,663	14,471	3,192	22.1
Income (loss) from operations before equity income	1	(633)	634	(100.2)
Net equity income (loss) from foreign joint ventures' operations:
Income (loss) from investments in foreign joint ventures	421	(114)	535	(469.3)
Foreign joint venture's operations related expenses	(67)	(60)	(7)	11.7
Net equity income (loss) from foreign joint ventures' operations	354	(174)	528	(303.4)
Income (loss) from operations	355	(807)	1,162	(144.0)
Other income (expense):
Interest expense, net	(17)	(11)	(6)	54.5
Interest expense, net - related parties	(173)	(240)	67	(27.9)
Other income	90	38	52	136.8
Gain from disposal of assets	—	11	(11)	(100.0)
Total other income (expense)	(100)	(202)	102	(50.5)
Income (loss) before income tax expense	255	(1,009)	1,264	(125.3)
Income tax expense	80	41	39	95.1
Net income (loss)	$175	$(1,050)	$1,225	(116.7)%

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

	Three Months Ended March 31,		Change	% Change
	2021	2020
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
LNG product	$11,695	$9,131	$2,564	28.1%
Rental, service and other	4,425	3,397	1,028	30.3
Total revenues	16,120	12,528	3,592	28.7
Operating expenses:
Costs of LNG product	8,812	6,097	2,715	44.5
Costs of rental, service and other	2,241	1,671	570	34.1
Selling, general and administrative	2,611	2,724	(113)	(4.1)
Depreciation	2,188	2,235	(47)	(2.1)
Total operating expenses	15,852	12,727	3,125	24.6
Income (loss) from operations before equity income	$268	$(199)	$467	234.7%

Power Delivery Segment
Our Power Delivery segment provides power delivery equipment and services to the global energy industry through our subsidiary in Brazil and our joint venture in China.

	Three Months Ended March 31,		Change	% Change
	2021	2020
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
Power delivery	$1,544	$1,310	$234	17.9%
Operating Expenses:
Costs of power delivery	1,160	1,247	(87)	(7.0)
Selling, general and administrative	614	462	152	32.9
Depreciation	37	35	2	5.7
Total operating expenses	1,811	1,744	67	3.8
Loss from operations before equity income	(267)	(434)	167	(38.5)
Net equity income (loss) from foreign joint ventures' operations:
Income (loss) from equity investments in foreign joint ventures	421	(114)	535	(469.3)
Foreign joint venture's operations related expenses	(67)	(60)	(7)	11.7
Net equity income (loss) from foreign joint ventures' operations	354	(174)	528	(303.4)
Income (loss) from operations	$87	$(608)	$695	(114.3)%
Revenue
LNG Product Revenue. During the Current Quarter LNG Product revenues increased $2.6 million or 28% versus the Prior Year Quarter primarily related to overall increased activity levels including with power generation customers, continued expansion of the Company’s Mexico operations, and increased activity with aerospace customers.
Rental, Service, and Other Revenue. Rental, service and other revenues increased by $1.0 million or 30% in the Current Quarter compared to Prior Year Quarter primarily related to increased activity with power generation and seasonal winter peaking customers.
Power Delivery Revenue. Power Delivery revenue increased by $0.2 million or 18% in the Current Quarter.

Operating Expenses
Cost of LNG Product. Cost of LNG Product in the Current Quarter increased $2.7 million or 45%. The increased costs were attributable to additional gallons delivered, increased liquefaction costs, a higher gas index and higher transportation costs. As a percentage of LNG Product Revenue, these costs increased from 67% in the Prior Year Quarter to 75% in the Current Quarter.
Cost of Rental, Service, and Other. This cost increased $0.6 million or 34% in the Current Quarter primarily related to increased labor and equipment rentals to support the increase in rental, service and other revenues.
Costs of Power Delivery. Costs decreased $0.1 million or 7% in the Current Quarter.
Selling, general and administrative. Selling, general and administrative expense in the Current Quarter was consistent with the Prior Year Quarter.
Depreciation. Depreciation expense decreased 2% during the Current Quarter as compared to the Prior Year Quarter.
Net Equity Income From Foreign Joint Ventures' Operations
Income from Investments in Foreign Joint Ventures. Income from investments in foreign joint ventures increased $0.5 million in the Current Quarter as a result of shutdowns and project delays caused by the COVID-19 pandemic in the Prior Year Quarter.
Operating expenses related to foreign joint ventures. Operating expenses related to BOMAY in the Current Quarter were consistent with the Prior Year Quarter.
Other Income (Expense)
Interest expense, net. Interest expense in the Current Quarter was consistent with the Prior Year Quarter.
Interest expense, net - related parties. Related party interest expense decreased $0.1 million during the Current Quarter as compared to the Prior Year Quarter primarily related to the maturity of capital leases in 2020 and January of 2021.
Other income (expense). Other income was $90 thousand in the Current Quarter compared to income of $38 thousand in the Prior Year Quarter related to the release of escrow funds from the Myers transaction settlement in the Current Quarter.
Gain on the disposal of fixed assets. The gain from disposal of rolling stock was $11 thousand in the Prior Year Quarter. No assets were disposed of in the Current Quarter.
Income tax expense. The Company incurred foreign tax expense of $80 thousand during the Current Quarter compared to $41 thousand during the Prior Year Quarter.
Liquidity and Capital Resources
Overview
As of March 31, 2021, we had $3.1 million in cash and cash equivalents on hand and $7.1 million in outstanding debt and finance lease obligations (of which $4.3 million is due in the next twelve months).
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

Cash Flows
Cash flows provided by (used in) our operating, investing and financing activities are summarized below (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Net cash provided by (used in):
Operating activities	$2,563	$349
Investing activities	(298)	(101)
Financing activities	(1,079)	(1,005)
Effect of exchange rate changes on cash	62	(60)
Net increase (decrease) in cash and cash equivalents	1,248	(817)
Cash and cash equivalents, beginning of period	1,814	3,979
Cash and cash equivalents, end of period	$3,062	$3,162
Operating Activities
Net cash provided by operating activities totaled $2.6 million for the three months ended March 31, 2021 compared to $0.3 million for the same period 2020. The increase in net cash provided by operating activities of $2.3 million as compared to the Prior Year was primarily attributable to net income in the Current Quarter compared to a net loss in the Prior Year Quarter and higher levels of accrued liabilities and accounts payable in the Current Quarter.
Investing Activities
Net cash used in investing activities totaled $0.3 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. The increase in net cash used was driven by higher equipment purchases during the Current Quarter.
Financing Activities
Net cash used in financing activities totaled $1.1 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. The change compared to Prior Year Quarter was primarily attributable to $0.1 million of additional payments on short-term notes payable and long-term borrowings from related parties in the Current Quarter.
Sources of Liquidity and Capital Resources
During the Current Quarter our principal sources of liquidity was cash provided by our operations. Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, and distributions from our BOMAY joint venture. In addition, the Company obtained equipment financing from MG Finance, a related party, and received the Payroll Protection Loan of $1.1 million. The Company is evaluating additional financing alternatives, however, there is no guarantee that additional financing will be available or available at terms that would be beneficial to shareholders.
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

Debt Level and Debt Compliance
We had total indebtedness of $7.0 million in principal as of March 31, 2021 with the expected maturities as follows (in thousands).

March 31, 2021
Remainder 2021	$3,563
2022	3,359
2023	91
2024	—
2025	—
Thereafter	—
Total long-term debt, including current maturities	$7,013
We expect our total interest payment obligations relating to our indebtedness to be approximately $0.6 million for the full year ending December 31, 2021. Certain of the agreements governing our outstanding debt have certain covenants with which we must comply. As of March 31, 2021, we were in compliance with all of these covenants.
Off-Balance Sheet Arrangements
As of March 31, 2021, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
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
Revenues from contracts with customers are disaggregated into (1) LNG product, (2) rental, service, and other, and (3) power delivery.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As a “smaller reporting company”, the Company is not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2021 at the reasonable assurance level.
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
ITEM 1A. RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 16, 2021 (“Form 10-K”), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. During the three months ended March 31, 2021, there have been no material changes in our risk factors disclosed in our 2020 Form 10-K.
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

4.1
Investors Rights Agreement between Registrant and JCH Crenshaw Holdings, LLC dated May  2, 2012 (Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

4.2
Registration Rights Agreement between Registrant and JCH Crenshaw Holdings, LLC dated May  2, 2012 (Incorporated by reference to Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

4.3
Warrant to Purchase Common Stock dated November 13, 2017, issued to HD Special-Situations III, LP (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017)

4.4
Registration Rights Agreement dated November  13, 2017 between Registrant and HD Special-Situations III, LP (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017)

4.5
Voting Agreement, dated as of December  17, 2018, by and among JCH Crenshaw Holdings, LLC and certain stockholders of Registrant (Incorporated by reference to Exhibit B of Amendment No. 8 to Schedule 13D filed by JCH Crenshaw Holdings, LLC and J.  Casey Crenshaw on December 28, 2018)

4.6
Registration Rights Agreement dated July  26, 2019, by and among Registrant, LNG Investment Company, LLC, and AEGIS NG LLC (Incorporated by Reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 1, 2019)

4.7
Registration Rights Agreement dated as of August 20, 2019, by and among Registrant and the Investors named therein (Incorporated by Reference to Exhibit 4.9 to Registrant's Registration Statement on Form S-1 filed September 11, 2019)

10.1
Loan Agreement, dated April 8, 2021, between Stabilis Solutions, Inc., as borrower, and AmeriState Bank, as lender (Incorporated by Reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed April 13, 2021)

10.2
Form of Advancing Note, dated April 8, 2021, executed by Stabilis Solutions, Inc., as borrower, and made payable to AmeriState Bank, as lender (Incorporated by Reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed April 13, 2021)

10.3
Security Agreement and Assignment, dated April 8, 2021, among Mile High LNG LLC, Stabilis GDS, Inc., Stabilis LNG Eagle Ford LLC and Stabilis Energy Services, LLC, to and in favor of AmeriState Bank, as the secured party (Incorporated by Reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on April 13, 2021)

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

Date: May 7, 2021

STABILIS SOLUTIONS, INC.

By:	/s/ James C. Reddinger
James C. Reddinger
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)