Form 10-Q
period 2021-06-30
Stabilis Solutions, Inc.
filed 2021-08-05
CIK 1043186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2021, there were 17,497,910 outstanding shares of our common stock, par value $.001 per share.

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES
FORM 10-Q Index
For the Quarterly Period Ended June 30, 2021

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$3,313	$1,814
Accounts receivable	7,048	5,620
Inventories, net	159	226
Prepaid expenses and other current assets	3,564	3,111
Due from related parties	—	42
Total current assets	14,084	10,813
Property, plant and equipment:
Cost	99,667	90,422
Less accumulated depreciation	(42,628)	(38,384)
Property, plant and equipment, net	57,039	52,038
Right-of-use assets	602	786
Goodwill	4,453	4,453
Investments in foreign joint ventures	11,608	11,897
Other noncurrent assets	328	326
Total assets	$88,114	$80,313
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term notes payable	$127	$680
Current portion of long-term notes payable - related parties	3,496	3,351
Current portion of finance lease obligation	17	—
Current portion of finance lease obligation - related parties	—	648
Current portion of operating lease obligations	271	362
Short-term notes payable	—	432
Accrued liabilities	5,930	4,361
Accounts payable	3,969	4,395
Total current liabilities	13,810	14,229
Long-term notes payable, net of current portion	6,797	682
Long-term notes payable, net of current portion - related parties	1,441	2,726
Long-term portion of finance lease obligations	71	—
Long-term portion of operating lease obligations	393	490
Deferred compensation	31	59
Deferred income taxes	91	97
Total liabilities	22,634	18,283
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock; $0.001 par value, 37,500,000 shares authorized, 17,497,910 and 16,896,626 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	18	17
Additional paid-in capital	95,356	91,278
Accumulated other comprehensive income	322	122
Accumulated deficit	(30,216)	(29,387)
Total stockholders’ equity	65,480	62,030
Total liabilities and stockholders’ equity	$88,114	$80,313
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
LNG product	$11,812	$2,884	$23,507	$12,015
Rental, service and other	2,580	1,143	7,005	4,540
Power delivery	1,660	976	3,204	2,286
Total revenues	16,052	5,003	33,716	18,841
Operating expenses:
Costs of LNG product	9,354	2,551	18,166	8,648
Costs of rental, service and other	1,491	902	3,732	2,573
Costs of power delivery	1,292	888	2,452	2,135
Selling, general and administrative expenses	3,815	2,368	7,040	5,554
Gain from disposal of fixed assets	(24)	—	(24)	(11)
Depreciation expense	2,218	2,266	4,443	4,536
Total operating expenses	18,146	8,975	35,809	23,435
Loss from operations before equity income	(2,094)	(3,972)	(2,093)	(4,594)
Net equity income from foreign joint ventures' operations:
Income from equity investments in foreign joint ventures	538	1,001	959	887
Foreign joint ventures' operations related expenses	(63)	(53)	(130)	(113)
Net equity income from foreign joint ventures' operations	475	948	829	774
Loss from operations	(1,619)	(3,024)	(1,264)	(3,820)
Other income (expense):
Interest expense, net	(77)	(15)	(94)	(26)
Interest expense, net - related parties	(148)	(242)	(321)	(482)
Other income (loss)	1,023	(13)	1,113	25
Total other income (expense)	798	(270)	698	(483)
Loss before income tax expense	(821)	(3,294)	(566)	(4,303)
Income tax expense	183	169	263	210
Net loss	$(1,004)	$(3,463)	$(829)	$(4,513)

Common Stock Data:
Net income (loss) per common share:
Basic and diluted	$(0.06)	$(0.21)	$(0.05)	$(0.27)
Weighted average number of common shares outstanding:
Basic and diluted	17,129,253	16,887,194	17,013,582	16,853,438
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(1,004)	$(3,463)	$(829)	$(4,513)
Foreign currency translation adjustment	402	84	200	(535)
Total comprehensive loss	$(602)	$(3,379)	$(629)	$(5,048)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2020	16,896,626	$17	$91,278	$122	$(29,387)	$62,030
Stock-based compensation	—	—	162	—	—	162
Net income	—	—	—	—	175	175
Other comprehensive loss	—	—	—	(202)	—	(202)
Balance at March 31, 2021	16,896,626	17	91,440	(80)	(29,212)	62,165
Common stock issued	101,284	—	—	—	—	—
Stock-based compensation	—	—	122	—	—	122
Shares issued in asset acquisition	500,000	1	3,794	—	—	3,795
Net loss	—	—	—	—	(1,004)	(1,004)
Other comprehensive income	—	—	—	402	—	402
Balance at June 30, 2021	17,497,910	$18	$95,356	$322	$(30,216)	$65,480

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2019	16,800,612	$17	$90,748	$(291)	$(22,631)	$67,843
Common stock issued	34,706	—	—	—	—	—
Stock-based compensation	—	—	19	—	—	19
Net loss	—	—	—	—	(1,050)	(1,050)
Other comprehensive loss	—	—	—	(619)	—	(619)
Balance at March 31, 2020	16,835,318	17	90,767	(910)	(23,681)	66,193
Common stock issued	61,308	—	—	—	—	—
Stock-based compensation	—	—	139	—	—	139
Net loss	—	—	—	—	(3,463)	(3,463)
Other comprehensive income	—	—	—	84	—	84
Balance at June 30, 2020	16,896,626	$17	$90,906	$(826)	$(27,144)	$62,953
The accompanying notes are an integral part of the condensed consolidated financial statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(829)	$(4,513)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,443	4,536
Deferred income tax expense (benefit)	(6)	28
Stock-based compensation expense	284	158
Bad debt expense	—	144
Gain on disposal of fixed assets	(24)	(11)
Gain on extinguishment of debt	(1,086)	—
Income from equity investment in joint venture	(959)	(887)
Distributions from equity investment in joint venture	1,387	2,054
Deferred compensation costs	(28)	87
Amortization of debt issuance costs	10	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,428)	4,316
Due to (from) related parties	42	—
Inventories	92	28
Prepaid expenses and other current assets	(453)	920
Accounts payable and accrued liabilities	1,150	(2,537)
Other	16	—
Net cash provided by operating activities	2,611	4,323
Cash flows from investing activities:
Acquisition of fixed assets	(5,917)	(281)
Proceeds on sales of fixed assets	258	12
Net cash used in investing activities	(5,659)	(269)
Cash flows from financing activities:
Proceeds on long-term borrowings	7,087	1,080
Payments on long-term borrowings and financed leases from related parties	(1,701)	(1,694)
Payments on short-term notes payable	(448)	(201)
Payment of debt issuance costs	(420)	—
Net cash provided by (used in) financing activities	4,518	(815)
Effect of exchange rate changes on cash	29	(162)
Net increase in cash and cash equivalents	1,499	3,077
Cash and cash equivalents, beginning of period	1,814	3,979
Cash and cash equivalents, end of period	$3,313	$7,056

Supplemental disclosure of cash flow information:
Interest paid	$380	$474
Income taxes paid	169	210
Non-cash investing and financing activities:
Common stock issued to acquire fixed assets	$3,795	$—
Equipment acquired under capital leases	104	—
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
On June 1, 2021 the Company closed on the purchase of a third LNG production facility in Port Allen, Louisiana. The plant is capable of producing 30,000 gpd.
The Company also provides power delivery equipment and services through its subsidiary in Brazil, M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”) and its 40% interest in a joint venture in China, BOMAY Electric Industries Co., Ltd. (“BOMAY”).
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our subsidiaries and, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in the notes to condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) for a fair presentation of the interim periods. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K, as filed on March 16, 2021.
All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Condensed Consolidated Financial Statements (Unaudited), all dollar amounts in tabulations are in thousands, unless otherwise indicated.
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is required to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these financial statements. The Company has incurred recurring operating losses. The Company is subject to business risks and uncertainties inherent in the current LNG industry. There is no assurance that the Company will be able to generate sufficient revenues in the future to sustain itself or to support future growth.
These factors were reviewed by management to determine if there was substantial doubt as to the Company’s ability to continue as a going concern. Management concluded that its plan to address the Company’s liquidity issues would allow it to continue as a going concern. The Company has recently experienced its highest ever revenue year to date, including a resumption of activity with existing customers as well as new revenue opportunities, particularly in Mexico and with power generation customers. On April 8, 2021, the Company obtained a new advancing loan facility, pursuant to the United States Department of Agriculture, Business & Industry Loan Program, in the aggregate principal amount of up to $10.0 million, of which $7.0 million was drawn and outstanding as of June 30, 2021. Accordingly, management believes the business will generate sufficient cash flows from its operations to fund the business for the next 12 months.
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
3. Revenue Recognition
Disaggregated Revenues
The table below presents revenue disaggregated by source, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
LNG Product	$11,812	$2,884	$23,507	$12,015
Rental	1,940	385	5,327	3,275
Service	381	313	623	406
Power Delivery	1,660	976	3,204	2,286
Other	259	445	1,055	859
	$16,052	$5,003	$33,716	$18,841

The table below presents revenue disaggregated by geographic location, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Brazil	$1,660	$976	$3,204	$2,286
Mexico	2,081	16	3,697	49
United States	12,311	4,011	26,815	16,506
	$16,052	$5,003	$33,716	$18,841
See Note 4—Business Segments, below, for additional disaggregation of revenue.
Contract Liabilities
The Company recognizes contract liabilities upon receipt of payments for which the performance obligations have not been fulfilled at the reporting date, resulting in deferred revenue. Contract liabilities are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The following table presents the changes in the Company’s contract liabilities for the periods ended June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Balance at beginning of period	$357	$185
Cash received, excluding amounts recognized as revenue	228	777
Amounts recognized as revenue	(347)	(605)
Balance at end of period	$238	$357
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

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	(in thousands)			(in thousands)
	LNG	Power Delivery	Total	LNG	Power Delivery	Total

Revenues	$14,392	$1,660	$16,052	$30,512	$3,204	$33,716
Depreciation	2,181	37	2,218	4,369	74	4,443
Loss from operations before equity income	(1,840)	(254)	(2,094)	(1,572)	(521)	(2,093)
Net equity income from foreign joint ventures' operations	—	475	475	—	829	829
Income (loss) from operations	(1,840)	221	(1,619)	(1,572)	308	(1,264)
Interest expense, net	63	14	77	70	24	94
Interest expense, net - related parties	148	—	148	321	—	321
Income tax expense (benefit)	219	(36)	183	263	—	263
Net income (loss)	(1,247)	243	(1,004)	(1,232)	403	(829)

	June 30, 2021
		(in thousands)
	LNG	Power Delivery	Total
Total assets	$72,413	$15,701	$88,114

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	(in thousands)			(in thousands)
	LNG	Power Delivery	Total	LNG	Power Delivery	Total
Revenues	$4,027	$976	$5,003	$16,555	$2,286	$18,841
Depreciation	2,234	32	2,266	4,469	67	4,536
Loss from operations before equity income	(3,531)	(441)	(3,972)	(3,719)	(875)	(4,594)
Net equity income from foreign joint ventures' operations	—	948	948	—	774	774
Income (loss) from operations	(3,531)	507	(3,024)	(3,719)	(101)	(3,820)
Interest expense, net	1	14	15	5	21	26
Interest expense, net - related parties	242	—	242	482	—	482
Income tax expense	(35)	204	169	—	210	210
Net income (loss)	(3,740)	277	(3,463)	(4,220)	(293)	(4,513)

	December 31, 2020
		(in thousands)
	LNG	Power Delivery	Total
Total assets	$64,757	$15,556	$80,313

Our operating segments offer different products and services and are managed separately as business units. Cash, cash equivalents and investments are not managed centrally, so the gains and losses on foreign currency remeasurement, and interest and dividend income, are included in the segments’ results.
5. Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid LNG	$86	$90
Prepaid insurance	403	734
Prepaid supplier expenses	276	299
Other receivables	2,242	1,521
Deposits	335	285
Other	222	182
Total prepaid expenses and other current assets	$3,564	$3,111

6. Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020

Liquefaction plants and systems	$47,118	$40,841
Real property and buildings	2,392	1,649
Vehicles and tanker trailers and equipment	49,358	47,179
Computer and office equipment	577	532
Construction in progress	191	191
Leasehold improvements	31	30
	99,667	90,422
Less: accumulated depreciation	(42,628)	(38,384)
	$57,039	$52,038
Depreciation expense for the six months ended June 30, 2021 and 2020 totaled $4.4 million and $4.5 million, respectively, of which all is included in the unaudited condensed consolidated statements of operations as its own and separate line item.
On June 1, 2021 the Company closed on the purchase of an LNG production facility in Port Allen, Louisiana. The acquisition included the LNG liquefaction facility, the related assets and real property. The Company paid consideration of $5.0 million in cash and 500,000 shares of Company common stock, subject to a registration rights agreement and valued at $3.8 million.
7. Investments in Foreign Joint Ventures
BOMAY. The Company holds a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), which owns 51%. The remaining 9% is owned by AA Energies, Inc.
The Company made no sales to its joint venture in the three and six months ended June 30, 2021 and 2020.
Below is summary financial information for BOMAY at June 30, 2021 and December 31, 2020, and operational results for the three and six months ended June 30, 2021 and 2020 in U.S. dollars (in thousands, unaudited):

	June 30, 2021	December 31, 2020
Assets:
Total current assets	$52,416	$51,811
Total non-current assets	6,740	7,136
Total assets	$59,156	$58,947
Liabilities and equity:
Total liabilities	$27,291	$26,355
Total joint ventures’ equity	31,865	32,592
Total liabilities and equity	$59,156	$58,947

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$19,005	$18,647	$33,221	$27,203
Gross Profit	2,458	3,336	4,691	4,232
Earnings	1,265	2,283	2,235	1,999

The following is a summary of activity in our investment in BOMAY for the periods ended June 30, 2021 and December 31, 2020 in U.S. dollars (in thousands, unaudited):

	June 30, 2021	December 31, 2020
Investments in BOMAY (1)(2)
Initial investment	$9,333	$9,333
Undistributed earnings:
Balance at the beginning of the period	1,908	1,257
Equity in earnings	959	2,705
Dividend distributions	(1,387)	(2,054)
Balance at end of period	1,480	1,908
Foreign currency translation:
Balance at the beginning of the period	656	(69)
Change during the period	139	725
Balance at end of period	795	656
Total investment in BOMAY at end of period	$11,608	$11,897

(1)Accumulated statutory reserves in equity method investments of $2.66 million at June 30, 2021 and December 31, 2020 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”) regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.
(2)The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference of approximately $1.2 million will be accreted over the remaining seven year life of the joint venture. The Company accreted $65 thousand and $86 thousand during the six months ended June 30, 2021 and 2020, respectively, which is included in income from equity investments in foreign joint ventures in the accompanying condensed consolidated statement of operations. As of June 30, 2021 and December 31, 2020, accumulated accretion totaled $248 thousand and $183 thousand, respectively.
The Company accounts for its investment in BOMAY using the equity method of accounting. Under the equity method, the Company’s share of the joint venture operations earnings or losses is recognized in the condensed consolidated statements of operations as equity income (loss) from foreign joint venture operations. Joint venture income increases the carrying value of the joint venture and joint venture losses reduce the carrying value. Dividends received from the joint venture reduce the carrying value. The Company considers dividend distributions received from its equity method investments which do not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and classifies these distributions as operating activities in the accompanying condensed consolidated statements of cash flows. In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment adjustment is necessary at June 30, 2021.

8. Accrued Liabilities
    The Company’s accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020

Compensation and benefits	$2,547	$1,745
Professional fees	360	408
LNG fuel and transportation	1,922	1,151
Accrued interest	35	21
Contract liabilities	238	357
Other taxes payable	435	328
Other accrued liabilities	393	351
Total accrued liabilities	$5,930	$4,361

9. Debt
The Company’s carrying value of debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Unsecured promissory note	$—	$1,080
Secured term note	6,590	—
Secured term note payable - related party	1,077	1,077
Secured promissory note - related party	3,859	5,000
Insurance and other notes payable	335	714
Less: amounts due within one year	(3,623)	(4,463)
Total long-term debt	$8,238	$3,408
Unsecured Promissory Note
During 2020, the Company received loan proceeds of $1.1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Under the terms of the PPP, all or a portion of the principal may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. In June 2021, the forgiveness of the PPP Loan was approved by the Small Business Administration in full and the PPP Loan has been settled. The Company recognized a gain on forgiveness of debt in the amount of $1.1 million which is included in other income (expense) in the accompanying condensed consolidated statements of operations.

Secured Term Note
On April 8, 2021, the Company entered into a Loan Agreement (the “Loan Agreement”) with AmeriState Bank (“Lender”), as lender, pursuant to the United States Department of Agriculture, Business & Industry Loan Program, to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “USDA Loan”), of which $7.0 million was drawn and outstanding as of June 30, 2021. The USDA Loan, which is in the form of a term loan facility, matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter. The USDA Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the USDA Loan.
Upon an Event of Default (as defined in the Loan Agreement), the Lender may (i) terminate its commitment, (ii) declare the outstanding principal amount of the Advancing Notes (as defined in the Loan Agreement) due and payable, or (iii) exercise all rights and remedies available to Lender under the Loan Agreement.

On April 8, 2021, Mile High LNG LLC, Stabilis GDS, Inc., Stabilis LNG Eagle Ford LLC and Stabilis Energy Services, LLC, each a wholly owned subsidiary of the Company (collectively, “Debtor”), entered into a Security Agreement and Assignment (the “Security Agreement”) in favor of the Lender. The Security Agreement grants to Lender a first priority security interest in the collateral identified therein, which includes specific equipment collateral owned by the Company.
During the six months ended June 30, 2021 and 2020, the Company recorded interest expense on debt as follows (in thousands):

	June 30, 2021	June 30, 2020
Unsecured promissory note	$—	$—
Secured term note	59	0
Secured term note payable - related party	20	42
Secured promissory note - related party	291	435
Insurance and other notes payable	30	27
Total interest expense on debt	$400	$504
Certain of the agreements governing our outstanding debt have certain covenants with which we must comply. As of June 30, 2021, we were in compliance with all of these covenants.
10. Leases
The following table summarizes the supplemental balance sheet information related to lease assets and lease liabilities as of June 30, 2021 and December 31, 2020 (in thousands):

	Classification	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Right-of-use assets	$602	$786
Finance lease assets	Property and equipment, net of accumulated depreciation	95	6,781
Total lease assets		$697	$7,567
Liabilities
Current
Operating	Current portion of operating lease obligations	$271	$362
Finance	Current portion of finance lease obligation	17	—
Finance	Current portion of finance lease obligation - related parties	—	648
Noncurrent
Operating	Long-term portion of operating lease obligation	393	490
Finance	Long-term portion of finance lease obligations	71	—
Total lease liabilities		$752	$1,500
The following table summarizes the components of lease expense for the three and six months ended June 30, 2021 and 2020 (in thousands, unaudited):

Lease Cost	Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Operating lease cost	Cost of sales	$34	$41	$77	$80
Operating lease cost	Selling, general and administrative expenses	46	90	123	181
Finance lease cost
Amortization of leased assets	Depreciation	6	292	9	585
Interest on lease liabilities	Interest expense	3	135	15	296
Net lease cost		$89	$558	$224	$1,142
On January 25, 2021, the Company entered into three finance lease agreements for vehicles. Under the terms of the lease agreements, the Company has total monthly principal and interest payments of $2 thousand for a 36-month period at an annual rate of 10.7%. The leases include purchase options, which are reasonably certain to occur.
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
The following schedule presents the future minimum lease payments for our operating and finance obligations at June 30, 2021 (in thousands):

	Operating Leases	Finance Leases	Total
Remainder 2021	$204	$13	$217
2022	212	25	237
2023	145	25	170
2024	149	42	191
2025	25	—	25
Thereafter	—	—	—
Total lease payments	735	105	840
Less: Interest	(71)	(17)	(88)
Present value of lease liabilities	$664	$88	$752
Lease term and discount rates for our operating and finance lease obligations are as follows:

Lease Term and Discount Rate	June 30, 2021
Weighted-average remaining lease term (years)
Operating leases	2.7
Finance leases	2.6
Weighted-average discount rate
Operating leases	7.2%
Finance leases	10.7%
The following table summarizes the supplemental cash flow information related to leases for the six months ended June 30, 2021 and 2020:

Other information	June 30, 2021	June 30, 2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$187	$237
Financing cash flows from finance leases	668	1,694
Interest paid	30	235
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$73
11. Related Party Transactions
Other Purchases and Sales
During the six months ended June 30, 2021 and 2020, the Company paid Applied Cryo Technologies, Inc. (“ACT”), a company owned 51% by Crenshaw Family Holdings, LP (“Crenshaw Family Holdings”), $498 thousand and $73 thousand, respectively, for equipment, repairs and services. Casey Crenshaw, the Company's controlling shareholder, is the beneficial owner of 25% of Crenshaw Family Holdings and is deemed to jointly control Crenshaw Family Holdings with family members. During the three months ended June 30, 2021 and 2020, the Company paid ACT $132 thousand and $40 thousand, respectively, for equipment repairs and services. The Company had no sales to ACT during the three and six months ended June 30, 2021 and 2020. The Company had $0 and $2 thousand due from ACT included in accounts receivable on the unaudited condensed consolidated balance sheets at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company had $72 thousand and $121 thousand, respectively, due to ACT included in accounts payable on the unaudited condensed consolidated balance sheets.
The Company purchases supplies and services from a subsidiary of The Modern Group. Casey Crenshaw is the beneficial owner of 25% of the Modern Group and is deemed to jointly control The Modern Group with family members. During the six months ended June 30, 2021 and 2020, the Company made purchases of supplies and services from a subsidiary of The Modern Group totaling $721 thousand and $195 thousand, respectively. During the three months ended June 30, 2021 and 2020, the Company made purchases of supplies and services totaling $191 thousand and $162 thousand, respectively. There was no receivable due from a subsidiary of The Modern Group as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the Company had $760 thousand and $582 thousand, respectively, due to a subsidiary of The Modern Group included in accounts payable on the unaudited condensed consolidated balance sheets.
Chart Energy & Chemicals, Inc. (“Chart E&C”) beneficially owns 8.4% of our outstanding common stock and is party to a Secured Term Note Payable with the Company. The Company purchases services from Chart E&C. During the six months ended June 30, 2021 and 2020, purchases from Chart E&C totaled $78 thousand and $20 thousand, respectively. During the three months ended June 30, 2021 and 2020, purchases from Chart E&C totaled $35 thousand and $10 thousand. As of June 30, 2021 and December 31, 2020, the Company had $32 thousand and $14 thousand, respectively, due to Chart E&C included in accounts payable on the unaudited condensed consolidated balance sheets.

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
In October 2018, American Electric Technologies, Inc., a predecessor in interest to the Company (“American Electric”) received notification of a potential liability of $4.3 million associated with an asset purchase agreement to sell substantially all of its U.S. business assets and operations to Myers Power Products, Inc. (“Myers”). The contractual terms of the agreement included a provision for true-up of the net working capital, estimated as of the date of closing, to actual working capital as calculated by Myers and agreed to by American Electric. Any difference in the actual (conclusive) net working capital in relation to the estimated working capital at closing results in an adjustment to the purchase price. In response, American Electric disputed Myers’ claim and Myers’ working capital calculation. On November 5, 2020, the Company filed a petition in Harris County, Texas requesting a declaratory judgment in favor of the Company. During the six months ended June 30, 2021, the parties reached an amicable resolution of their differences and all claims regarding the net working capital were mutually released and the lawsuit was dismissed with prejudice to refiling same.
13. Stockholders’ Equity
Issuances of Common Stock
The Company is authorized to issue up to 37,500,000 shares of common stock, $0.001 par value per share.
During the six months ended June 30, 2021, the Company issued 500,000 shares of common stock, valued at $3.8 million, as partial consideration for the purchase of an LNG production facility in Port Allen, Louisiana. See Note 6—Property, Plant and Equipment, above, for additional information.
In addition, during the six months ended June 30, 2021, the Company issued 101,284 shares of common stock as vesting of the Restricted Stock Units under its 2019 Long Term Incentive Plan. See Note 14—Stock-Based Compensation, below, for additional information.

Issuances of Warrants
As of June 30, 2021, the Company had outstanding Warrants to purchase 62,500 shares of our common stock as follows:

Date of Issuance	No. of Warrants	Exercise Price	Expiration Date
Nov. 13, 2017	62,500	$18.08	Nov. 13, 2022
14. Stock-Based Compensation
Restricted Stock Awards
In February 2020, independent directors received 50% of their retainer fee as Restricted Stock Awards (“RSAs”). The 34,706 RSAs were issued immediately upon grant and were subject to a one year vesting period and other restrictions under the Company's 2019 Long Term Incentive Plan (the “2019 Plan”). During the six months ended June 30, 2021, the 34,706 RSAs vested.
The Company granted 61,308 RSAs under the 2019 Plan to independent directors in April 2020. The Company recognized $17 thousand and $57 thousand in stock-based compensation costs related to RSAs for the six months ended June 30, 2021 and 2020, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company recognized $38 thousand in stock-based compensation costs related to RSAs during the three months ended June 30, 2020. The Company did not recognize stock-based compensation costs during the three months ended June 30, 2021
As of June 30, 2021, the Company had no unrecognized compensation costs related to grants of RSAs.
Restricted Stock Units
The Company did not grant Restricted Stock Units (“RSUs”) to employees under the 2019 Plan during the six months ended June 30, 2021. The Company recognized $265 thousand and $101 thousand in stock-based compensation costs related to RSUs for the six months ended June 30, 2021 and 2020, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company recognized $120 thousand and $101 thousand in stock-based compensation costs related to RSUs during the three months ended June 30, 2021 and 2020, respectively. The Company has recognized 1,835 forfeitures, at a weighted average grant date fair value of $1.75 per share, as a reduction of expense previously recorded as general and administrative expenses in the unaudited condensed consolidated statements of operations during the six months ended June 30, 2021. During the three and six months ended June 30, 2021, a total of 101,284 awards vested.
As of June 30, 2021, the Company had $700 thousand of unrecognized compensation costs related to 675,381 outstanding RSUs, which is expected to be recognized over a weighted average period of less than two years. All units are expected to vest.
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
The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 was 46.5% and 4.9%, respectively. The 2021 rate reflects state and foreign income taxes and the Company’s deferred federal income tax expense generated from an expected net operating income, offset by a change in the valuation allowance on net deferred tax assets.
16. Concentration of Credit Risk
As of June 30, 2021 and December 31, 2020, two customers comprised of 52% and 47% of our net accounts receivable balance, respectively. During the three months ended June 30, 2021, revenues from three customers represented 50% of total revenues. During the three months ended June 30, 2020, revenues from one customer represented 12% of total revenues. During the six months ended June 30, 2021 and June 30, 2020, revenues from two customers represented 38% and 29% of our total revenues, respectively.
As of June 30, 2021, two vendors comprised of 40% of our net accounts payable balance. As of December 31, 2020, one vendor comprised of 15% of our net accounts payable balance. For the three months ended June 30, 2021 no vendor exceeded 10% concentration. During the three months ended June 30, 2020, cost of revenues from two vendors represented 28% of our total cost of revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements included in the 2020 Annual Report on Form 10-K filed on March 16, 2021. Historical results and percentage relationships set forth in the condensed consolidated statements of operations and cash flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.
Overview
Stabilis is an energy transition company that provides turnkey clean energy production, storage, transportation and fueling solutions including providing natural gas and hydrogen to multiple end markets in North America. Our diverse customer base utilizes LNG and hydrogen solutions as a fuel source in a variety of applications in the aerospace, industrial, utilities and pipelines, mining, energy, remote clean power and high horsepower transportation markets. Our customers use LNG as a partner fuel for renewable energy and as an alternative to traditional fuel sources, such as diesel, fuel oil, and propane, to reduce harmful environmental emissions and to lower fuel costs. Our customers also use LNG as a “virtual pipeline” solution when natural gas pipelines are not available or are curtailed.
Stabilis seeks to provide our customers with safe, reliable and cost effective LNG and hydrogen fueling solutions and power delivery equipment and services. We provide multiple products and services to our customers, including:
LNG Production, LNG and Hydrogen Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers”, which convert natural gas into LNG through a multiple stage cooling process. We currently own and operate a liquefier that can produce up to 100,000 LNG gallons (379 cubic meters) per day. In June 2021 the Company purchased another LNG production facility that can produce 30,000 gallons (114 cubic meters) per day. We also purchase LNG from third-party production sources which allows us to support customers in markets where we do not own liquefiers.
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

Power Delivery—Stabilis provides power delivery equipment and services for the oil and gas, marine, power generation and broad industrial market segments in Brazil, and builds electrical systems for sale in China through our 40% interest in BOMAY.
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
On June 1, 2021 the Company closed on the purchase of an LNG production facility in Port Allen, Louisiana. The plant is capable of producing 30,000 gpd. The facility is strategically located and will support some of Stabilis' largest customers. The facility increases the Company's total production capacity by 30%.

Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table reflects line items from the accompanying Consolidated Statements of Operations for the three months ended June 30, 2021 (the “Current Quarter”) as compared to the three months ended June 30, 2020 (the “Prior Year Quarter”):
Stabilis Solutions, Inc.
Consolidated Statements of Operations

	Three Months Ended June 30,		Change	% Change
	2021	2020
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
LNG product	$11,812	$2,884	$8,928	309.6%
Rental, service and other	2,580	1,143	1,437	125.7
Power delivery	1,660	976	684	70.1
Total revenues	16,052	5,003	11,049	220.8
Operating expenses:
Costs of LNG product	9,354	2,551	6,803	266.7
Costs of rental, service and other	1,491	902	589	65.3
Costs of power delivery	1,292	888	404	45.5
Selling, general and administrative	3,815	2,368	1,447	61.1
Gain from disposal of fixed assets	(24)	—	(24)	0.0
Depreciation	2,218	2,266	(48)	(2.1)
Total operating expenses	18,146	8,975	9,171	102.2
Loss from operations before equity income	(2,094)	(3,972)	1,878	(47.3)
Net equity income from foreign joint ventures' operations:
Income from investments in foreign joint ventures	538	1,001	(463)	(46.3)
Foreign joint venture's operations related expenses	(63)	(53)	(10)	18.9
Net equity income from foreign joint ventures' operations	475	948	(473)	(49.9)
Loss from operations	(1,619)	(3,024)	1,405	(46.5)
Other income (expense):
Interest expense, net	(77)	(15)	(62)	413.3
Interest expense, net - related parties	(148)	(242)	94	(38.8)
Other income (expense)	1,023	(13)	1,036	(7,969.2)
Total other income (expense)	798	(270)	1,068	(395.6)
Loss before income tax expense	(821)	(3,294)	2,473	(75.1)
Income tax expense	183	169	14	8.3
Net loss	$(1,004)	$(3,463)	$2,459	(71.0)%

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

	Three Months Ended June 30,		Change	% Change
	2021	2020
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
LNG product	$11,812	$2,884	$8,928	309.6%
Rental, service and other	2,580	1,143	1,437	125.7
Total revenues	14,392	4,027	10,365	257.4
Operating expenses:
Costs of LNG product	9,354	2,551	6,803	266.7
Costs of rental, service and other	1,491	902	589	65.3
Selling, general and administrative	3,230	1,871	1,359	72.6
Gain from disposal of fixed assets	(24)	—	(24)	—
Depreciation	2,181	2,234	(53)	(2.4)
Total operating expenses	16,232	7,558	8,674	114.8
Income loss from operations before equity income	$(1,840)	$(3,531)	$1,691	(47.9)%

Power Delivery Segment
Our Power Delivery segment provides power delivery equipment and services to the global energy industry through our subsidiary in Brazil and our joint venture in China.

	Three Months Ended June 30,		Change	% Change
	2021	2020
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
Power delivery	$1,660	$976	$684	70.1%

Operating expenses:
Costs of power delivery	1,292	888	404	45.5
Selling, general and administrative	585	497	88	17.7
Depreciation	37	32	5	15.6
Total operating expenses	1,914	1,417	497	35.1
Loss from operations before equity income	(254)	(441)	187	(42.4)
Net equity income from foreign joint ventures' operations:
Income from equity investments in foreign joint ventures	538	1,001	(463)	(46.3)
Foreign joint venture's operations related expenses	(63)	(53)	(10)	18.9
Net equity income from foreign joint ventures' operations	475	948	(473)	(49.9)
Income from operations	$221	$507	$(286)	(56.4)%
Revenue
LNG Product Revenue. During the Current Quarter LNG Product Revenue increased $8.9 million or 310% versus the Prior Year Quarter primarily related to the economic recovery and overall increased business activity levels and sales expansion particularly with power generation, mining, oil & gas and aerospace customers as well as new marine customers resulting from the acquisition of our Port Allen Facility during the Current Quarter. Port Allen acquisition resulted in $0.3 million of additional revenue during the one month of June 2021.
Rental, Service, and Other Revenue. Rental, Service and Other Revenue increased by $1.4 million or 126% in the Current Quarter relative to the Prior Year Quarter due to additional equipment and labor revenues related to projects in Mexico and to oil & gas, aerospace and power generation projects.
Power Delivery. Power Delivery Revenue increased by $0.7 million or 70% in the Current Quarter due to new contracts.
Operating Expenses
Costs of LNG Product. Cost of product in the Current Quarter increased $6.8 million or 267%. The increased costs were attributable to additional gallons delivered, increased liquefaction costs, a higher gas index and higher transportation costs and operating costs for the Port Allen facility acquired during the Current Quarter. The Port Allen facility acquisition resulted in $0.2 million in incremental costs from servicing new customers and $0.1 million incremental savings from servicing existing customers. As a percentage of LNG Product Revenue, these costs decrease from 88% in the Prior Year Quarter to 79% in the Current Quarter.
Costs of Rental, Service, and Other. Costs increased $0.6 million or 65% in the Current Quarter primarily related to increased labor and equipment rentals, maintenance and travel costs to support the increase in rental, service and other revenues.

Costs of Power Delivery. Costs increased $0.4 million or 45% in the Current Quarter due to higher activity levels associated with new contracts.
Selling, general and administrative. Selling, general and administrative expense increased $1.4 million or 61% during the Current Quarter due to higher compensation costs related to increased headcount for sales and business development personnel, commissions and incentive compensation and travel.
Depreciation. Depreciation expense decreased 2% during the Current Quarter as compared to the Prior Year Quarter due to assets reaching the end of their depreciable life, offset by June 2021 asset acquisitions.
Net Equity Income From Foreign Joint Ventures' Operations
Income from Investments in Foreign Joint Ventures. Income from investments in foreign joint ventures decreased $0.5 million during the Current Quarter due to stronger than normal sales in the Prior Year Quarter.
Operating expenses related to foreign joint ventures. Operating expenses related to BOMAY in the Current Quarter were consistent with the Prior Year Quarter.
Other Income (Expense)
Interest expense, net. Interest expense increased $(62) thousand due to interest on borrowings under our loan with Ameristate Bank in the Current Quarter.
Interest expense, net - related parties. Related party interest expense decreased $0.1 million during the Current Quarter as compared to the Prior Year Quarter primarily related to the maturity of capital leases in 2020 and January of 2021.
Other Income (Expense). Other income was $1.0 million during the Current Quarter compared to other expense of $13 thousand in the Prior Year Quarter primarily due to Paycheck Protection Program loan forgiveness recognized in the Current Quarter.
Income tax expense. The Company incurred state and foreign income tax expense of $0.2 million during the Current Quarter compared to $0.2 million during the Prior Year Quarter.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table reflects line items from the accompanying Consolidated Statements of Operations for the six months ended June 30, 2021 (the “Current Year”) as compared to the six months ended June 30, 2020 (the “Prior Year”):
Stabilis Solutions, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except percentages)

	Six Months Ended June 30,		Change	% Change
	2021	2020
	(unaudited)
Revenue:
LNG product	$23,507	$12,015	$11,492	95.6%
Rental, service and other	7,005	4,540	2,465	54.3
Power delivery	3,204	2,286	918	40.2
Total revenues	33,716	18,841	14,875	79.0
Operating expenses:
Costs of LNG product	18,166	8,648	9,518	110.1
Costs of rental, service and other	3,732	2,573	1,159	45.0
Costs of power delivery	2,452	2,135	317	14.8
Selling, general and administrative	7,040	5,554	1,486	26.8
Gain from disposal of fixed assets	(24)	(11)	(13)	118.2
Depreciation	4,443	4,536	(93)	(2.1)
Total operating expenses	35,809	23,435	12,374	52.8
Loss from operations before equity income	(2,093)	(4,594)	2,501	(54.4)
Net equity income from foreign joint ventures' operations:
Income from investments in foreign joint ventures	959	887	72	8.1
Foreign joint venture's operations related expenses	(130)	(113)	(17)	15.0
Net equity income from foreign joint ventures' operations	829	774	55	7.1
Loss from operations	(1,264)	(3,820)	2,556	(66.9)
Other income (expense):
Interest expense, net	(94)	(26)	(68)	261.5
Interest expense, net - related parties	(321)	(482)	161	(33.4)
Other income	1,113	25	1,088	4,352.0
Gain from disposal of assets			—	#DIV/0!
Total other income (expense)	698	(483)	1,181	(244.5)
Loss before income tax expense	(566)	(4,303)	3,737	(86.8)
Income tax expense	263	210	53	25.2
Net loss	$(829)	$(4,513)	$3,684	(81.6)%

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

	Six Months Ended June 30,		Change	% Change
	2021	2020
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
LNG product	$23,507	$12,015	$11,492	95.6%
Rental, service and other	7,005	4,540	2,465	54.3
Total revenues	30,512	16,555	13,957	84.3
Operating expenses:
Costs of LNG product	18,166	8,648	9,518	110.1
Costs of rental, service and other	3,732	2,573	1,159	45.0
Selling, general and administrative	5,841	4,595	1,246	27.1
Gain from disposal of fixed assets	(24)	(11)	(13)	118.2
Depreciation	4,369	4,469	(100)	(2.2)
Total operating expenses	32,084	20,274	11,810	58.3
Loss from operations before equity income	$(1,572)	$(3,719)	$2,147	57.7%

Power Delivery Segment
Our Power Delivery segment provides power delivery equipment and services to the global energy industry through our subsidiary in Brazil and our joint venture in China.

	Six Months Ended June 30,		Change	% Change
	2021	2020
	(unaudited)
	(In thousands, excluding percentages)
Revenue:
Power delivery	$3,204	$2,286	$918	40.2%
Operating Expenses:
Costs of power delivery	2,452	2,135	317	14.8
Selling, general and administrative	1,199	959	240	25.0
Depreciation	74	67	7	10.4
Total operating expenses	3,725	3,161	564	17.8
Loss from operations before equity income	(521)	(875)	354	(40.5)
Net equity income from foreign joint ventures' operations:
Income from equity investments in foreign joint ventures	959	887	72	8.1
Foreign joint venture's operations related expenses	(130)	(113)	(17)	15.0
Net equity income from foreign joint ventures' operations	829	774	55	7.1
Income (loss) from operations	$308	$(101)	$409	(405.0)%
Revenue
LNG Product Revenue. During the Current Year LNG Product revenues increased $11.5 million or 96% versus the Prior Year primarily related to overall increased activity levels including with power generation, mining and aerospace customers. Port Allen acquisition resulted in $0.3 million of additional revenue during the one month of June 2021.
Rental, Service, and Other Revenue. Rental, service and other revenues increased by $2.5 million or 54% in the Current Year compared to Prior Year primarily related to overall increased activity levels including with power generation customers.
Power Delivery Revenue. Power Delivery revenue increased by $0.9 million or 40% in the Current Year due to new contracts.
Operating Expenses
Cost of LNG Product. Cost of LNG Product in the Current Year increased $9.5 million or 110%. The increased costs were attributable to additional gallons delivered, increased liquefaction costs, a higher gas index and higher transportation costs and costs associated with operating our Port Allen facility purchased in the Current Year. As a percentage of LNG Product Revenue, these costs increased from 72% in the Prior Year to 77% in the Current Year.
Cost of Rental, Service, and Other. This cost increased $1.2 million or 45% in the Current Year primarily related to increased labor and equipment rentals to support the increase in rental, service and other revenues.
Costs of Power Delivery. Costs increased $0.3 million or 15% in the Current Year due to costs associated with new contracts.
Selling, general and administrative. Selling, general and administrative expense in the Current Year was increased by $1.5 million or 27% with the Prior Year primarily due to higher compensation costs related to increased headcount for sales and business development personnel, commissions and incentive compensation and travel.
Depreciation. Depreciation expense decreased 2% during the Current Year as compared to the Prior Year due to assets reaching the end of their depreciable life, offset by June 2021 asset acquisitions.
Net Equity Income From Foreign Joint Ventures' Operations
Income from Investments in Foreign Joint Ventures. Income from investments in foreign joint ventures increased 8% from the Prior Year.
Operating expenses related to foreign joint ventures. Operating expenses related to BOMAY in the Current Year were consistent with the Prior Year .
Other Income (Expense)
Interest expense, net. Interest expense in the Current Year increased $0.1 million due to interest associated with the Ameristate loan facility, working capital loan in Brazil and vehicle leases.
Interest expense, net - related parties. Related party interest expense decreased $0.2 million during the Current Year as compared to the Prior Year primarily related to the maturity of capital leases in 2020 and January of 2021.
Other income (expense). Other income was $1.1 million in the Current Year compared to income of $25 thousand in the Prior Year related to the Paycheck Protection Program loan forgiveness and the release of escrow funds from the Myers transaction settlement during the Current
Gain on the disposal of fixed assets. The gain from disposal of rolling stock was in the Prior Year compared to in the Current Year.
Income tax expense. The Company incurred foreign tax expense of $0.3 million during the Current Year compared to $0.2 million during the Prior Year.
Liquidity and Capital Resources
Overview
As of June 30, 2021, we had $3.3 million in cash and cash equivalents on hand and $11.9 million in outstanding debt and finance lease obligations (of which $3.6 million is due in the next twelve months).
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
The Company has recently seen an increase in activity and additional revenue opportunities. Accordingly, management believes the business will generate sufficient cash flows from its operations to fund the business for the next 12 months.

Cash Flows
Cash flows provided by (used in) our operating, investing and financing activities are summarized below (in thousands):

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Net cash provided by (used in):
Operating activities	$2,611	$4,323
Investing activities	(5,659)	(269)
Financing activities	4,518	(815)
Effect of exchange rate changes on cash	29	(162)
Net increase (decrease) in cash and cash equivalents	1,499	3,077
Cash and cash equivalents, beginning of period	1,814	3,979
Cash and cash equivalents, end of period	$3,313	$7,056
Operating Activities
Net cash provided by operating activities totaled $2.6 million for the six months ended June 30, 2021 compared to $4.3 million for the same period 2020. The decrease in net cash provided by operating activities of $1.7 million as compared to the Prior Year was primarily attributable to a reduced distribution from our BOMAY joint venture and increased working capital requirements.
Investing Activities
Net cash used in investing activities totaled $5.7 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. The increase in net cash used was primarily due to the acquisition of the LNG plant in Port Allen, Louisiana and purchases of vaporizers and other LNG equipment.
Financing Activities
Net cash provided by financing activities totaled $4.5 million for the six months ended June 30, 2021, compared to net cash used in financing activities totaling $0.8 million for the comparable prior year period. The change compared to Prior Year was primarily attributable to proceeds from the Ameristate Bank loan facility.
Sources of Liquidity and Capital Resources
During the Current Year, our principal sources of liquidity were cash provided by our operations and the USDA Loan. Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, and distributions from our BOMAY joint venture. In addition, the Company obtained equipment financing from MG Finance, a related party. The Company also obtained financing with AmeriState Bank to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million, The Company is evaluating additional financing alternatives, however, there is no guarantee that additional financing will be available or available at terms that would be beneficial to shareholders.
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

Debt Level and Debt Compliance
We had total indebtedness of $11.9 million in principal as of June 30, 2021 with the expected maturities as follows (in thousands).

June 30, 2021
Remainder 2021	$2,271
2022	2,852
2023	131
2024	684
2025	1,000
Thereafter	5,333
$12,271
Debt issuance costs	(410)
Total long-term debt, including current maturities	$11,861
We expect our total interest payment obligations relating to our indebtedness to be approximately $0.8 million for the full year ending December 31, 2021. Certain of the agreements governing our outstanding debt have certain covenants with which we must comply. As of June 30, 2021, we were in compliance with all of these covenants.
Off-Balance Sheet Arrangements
As of June 30, 2021, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2021.
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

10.4	*Asset Purchase and Sale Agreement, dated May 25, 2021, among HR Nu Blu Energy, LLC and TGB Equipment Leasing, LLC as "Sellers" and Stabilis Solutions, Inc. as "Buyer"

10.5	*Registration Rights Agreement, dated June 1, 2021, among TGB Equipment Leasing, LLC and Stabilis

31.1	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

Exhibit No.	Exhibit Description

32.1	*Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Date: August 5, 2021

STABILIS SOLUTIONS, INC.

By:	/s/ James C. Reddinger
James C. Reddinger
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)