Form 10-Q
period 2021-09-30
Stabilis Solutions, Inc.
filed 2021-11-12
CIK 1043186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number. 001-40364
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2021, there were 17,691,268 outstanding shares of our common stock, par value $.001 per share.

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES
FORM 10-Q Index
For the Quarterly Period Ended September 30, 2021

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
•failure to obtain and maintain approvals and permits from governmental and regulatory agencies;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$2,938	$1,814
Accounts receivable, net	7,328	5,620
Inventories, net	424	226
Prepaid expenses and other current assets	4,298	3,111
Due from related parties	—	42
Total current assets	14,988	10,813
Property, plant and equipment:
Cost	100,758	90,422
Less accumulated depreciation	(44,900)	(38,384)
Property, plant and equipment, net	55,858	52,038
Right-of-use assets	128	786
Goodwill	4,453	4,453
Investments in foreign joint ventures	11,923	11,897
Other noncurrent assets	319	326
Total assets	$87,669	$80,313
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,379	$1,112
Current portion of notes payable - related parties	2,580	3,351
Current portion of finance lease obligation	16	—
Current portion of finance lease obligation - related parties	—	648
Current portion of operating lease obligations	206	362
Accrued liabilities	7,432	4,361
Accounts payable	5,163	4,395
Total current liabilities	16,776	14,229
Long-term notes payable, net of current portion	6,772	682
Long-term notes payable, net of current portion - related parties	919	2,726
Long-term portion of finance lease obligations	68	—
Long-term portion of operating lease obligations	314	490
Other noncurrent liabilities	98	156
Total liabilities	24,947	18,283
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred Stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 17,691,268 and 16,896,626 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	18	17
Additional paid-in capital	97,373	91,278
Accumulated other comprehensive income	172	122
Accumulated deficit	(34,841)	(29,387)
Total stockholders’ equity	62,722	62,030
Total liabilities and stockholders’ equity	$87,669	$80,313

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
LNG product	$14,420	$6,594	$37,927	$18,609
Rental, service and other	3,359	1,073	10,364	5,613
Power delivery	1,925	1,352	5,129	3,638
Total revenues	19,704	9,019	53,420	27,860
Operating expenses:
Costs of LNG product	11,988	5,044	30,154	13,692
Costs of rental, service and other	1,917	808	5,649	3,381
Costs of power delivery	1,542	996	3,994	3,131
Selling, general and administrative expenses	6,155	2,338	13,195	7,892
Gain from disposal of fixed assets	—	—	(24)	(11)
Depreciation expense	2,324	2,266	6,767	6,802
Impairment of right-of-use lease asset	376	—	376	—
Total operating expenses	24,302	11,452	60,111	34,887
Loss from operations before equity income	(4,598)	(2,433)	(6,691)	(7,027)
Net equity income from foreign joint ventures' operations:
Income from equity investments in foreign joint ventures	308	642	1,267	1,529
Foreign joint ventures' operations related expenses	(62)	(69)	(192)	(182)
Net equity income from foreign joint ventures' operations	246	573	1,075	1,347
Loss from operations	(4,352)	(1,860)	(5,616)	(5,680)
Other income (expense):
Interest expense, net	(130)	(2)	(224)	(28)
Interest expense, net - related parties	(120)	(199)	(441)	(681)
Other income (loss)	70	(31)	1,183	(6)
Total other income (expense)	(180)	(232)	518	(715)
Loss before income tax expense	(4,532)	(2,092)	(5,098)	(6,395)
Income tax expense	93	41	356	251
Net loss	$(4,625)	$(2,133)	$(5,454)	$(6,646)

Common Stock Data:
Net loss per common share:
Basic and diluted	$(0.26)	$(0.13)	$(0.32)	$(0.39)
Weighted average number of common shares outstanding:
Basic and diluted	17,578,653	16,896,626	17,202,631	16,867,939

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(4,625)	$(2,133)	$(5,454)	$(6,646)
Foreign currency translation adjustment	(150)	424	50	(111)
Total comprehensive loss	$(4,775)	$(1,709)	$(5,404)	$(6,757)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2020	16,896,626	$17	$91,278	$122	$(29,387)	$62,030
Stock-based compensation	—	—	162	—	—	162
Net income	—	—	—	—	175	175
Other comprehensive loss	—	—	—	(202)	—	(202)
Balance at March 31, 2021	16,896,626	17	91,440	(80)	(29,212)	62,165
Common stock issued	101,284	—	—	—	—	—
Stock-based compensation	—	—	122	—	—	122
Shares issued in asset acquisition	500,000	1	3,794	—	—	3,795
Net loss	—	—	—	—	(1,004)	(1,004)
Other comprehensive income	—	—	—	402	—	402
Balance at June 30, 2021	17,497,910	18	95,356	322	(30,216)	65,480
Common stock issued	250,000	—	—	—	—	—
Stock-based compensation	—	—	2,447	—	—	2,447
Employee tax payments from restricted stock withholdings	(56,642)	—	(430)	—	—	(430)
Net loss	—	—	—	—	(4,625)	(4,625)
Other comprehensive loss	—	—	—	(150)	—	(150)
Balance at September 30, 2021	17,691,268	$18	$97,373	$172	$(34,841)	$62,722

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2019	16,800,612	$17	$90,748	$(291)	$(22,631)	$67,843
Common stock issued	34,706	—	—	—	—	—
Stock-based compensation	—	—	19	—	—	19
Net loss	—	—	—	—	(1,050)	(1,050)
Other comprehensive loss	—	—	—	(619)	—	(619)
Balance at March 31, 2020	16,835,318	17	90,767	(910)	(23,681)	66,193
Common stock issued	61,308	—	—	—	—	—
Stock-based compensation	—	—	139	—	—	139
Net loss	—	—	—	—	(3,463)	(3,463)
Other comprehensive income	—	—	—	84	—	84
Balance at June 30, 2020	16,896,626	17	90,906	(826)	(27,144)	62,953
Stock-based compensation	—	—	186	—	—	186
Net loss	—	—	—	—	(2,133)	(2,133)
Other comprehensive income	—	—	—	424	—	424
Balance at September 30, 2020	16,896,626	$17	$91,092	$(402)	$(29,277)	$61,430
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,454)	$(6,646)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,767	6,802
Stock-based compensation expense	2,731	344
Bad debt expense	—	144
Gain on disposal of fixed assets	(24)	(11)
Gain on extinguishment of debt	(1,086)	—
Income from equity investment in joint venture	(1,267)	(1,529)
Distributions from equity investment in joint venture	1,387	2,054
Impairment of right-of-use lease asset	376	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,708)	3,629
Due to (from) related parties	42	—
Inventories	(173)	48
Prepaid expenses and other current assets	91	(396)
Accounts payable and accrued liabilities	3,878	(2,085)
Other	(82)	113
Net cash provided by operating activities	5,478	2,467
Cash flows from investing activities:
Acquisition of fixed assets	(6,948)	(327)
Proceeds on sales of fixed assets	258	12
Net cash used in investing activities	(6,690)	(315)
Cash flows from financing activities:
Proceeds from borrowings on short- and long-term notes payable	7,228	1,856
Payments on short- and long-term notes payable	(650)	(644)
Payments on notes payable and financed leases from related parties	(3,277)	(3,776)
Payment of debt issuance costs	(420)	—
Employee tax payments from restricted stock withholdings	(430)	—
Net cash provided by (used in) financing activities	2,451	(2,564)
Effect of exchange rate changes on cash	(115)	(157)
Net increase (decrease) in cash and cash equivalents	1,124	(569)
Cash and cash equivalents, beginning of period	1,814	3,979
Cash and cash equivalents, end of period	$2,938	$3,410

Supplemental disclosure of cash flow information:
Interest paid	$645	$834
Income taxes paid	228	210
Non-cash investing and financing activities:
Common stock issued to acquire fixed assets	$3,795	$—
Insurance premium financing	1,278	—
Equipment acquired under capital leases	104	—

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
The Company is a supplier of LNG and hydrogen solutions to customers in diverse end markets, including aerospace, agriculture, industrial, utility, pipeline, mining, energy, remote clean power, and high horsepower transportation markets in North America and provides turnkey fuel solutions to help industrial users of propane, diesel and other crude-based fuel products convert to LNG, which may result in reduced fuel costs and an improved environmental footprint. Stabilis is vertically integrated from LNG production through distribution including cryogenic equipment rental and field services. Stabilis opened its 100,000 gallons per day (“gpd”) LNG production facility in George West, Texas in January 2015 to service industrial and oilfield customers in Texas and the greater Gulf Coast region. The Company owns a second liquefaction plant capable of producing 25,000 gpd that is currently not in operation.
On June 1, 2021 the Company acquired a third LNG production facility in Port Allen, Louisiana. The plant is capable of producing 30,000 gpd.
The Company also provides power delivery equipment and services through its subsidiary in Brazil, M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”) and its 40% interest in a joint venture in China, BOMAY Electric Industries Co., Ltd. (“BOMAY”).
Basis of Presentation
The accompanying unaudited, interim condensed consolidated financial statements ("Condensed Consolidated Financial Statements") include our accounts and those of our subsidiaries and, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in the notes to consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to prevent the information presented herein from being misleading. The Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring adjustments) for a fair presentation of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K, as filed on March 16, 2021.
All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Condensed Consolidated Financial Statements, all dollar amounts in tabulations are in thousands, unless otherwise indicated.
The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is required to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these financial statements. The Company has incurred recurring operating losses, and the Company is subject to business risks and uncertainties inherent in the current LNG industry. There is no assurance that the Company will be able to generate sufficient revenues in the future to sustain itself or to support future growth.
The Company's working capital and business risks within the LNG industry were reviewed by management to determine if there was substantial doubt as to the Company’s ability to continue as a going concern. Management concluded that its plan to address the Company’s liquidity issues would allow it to continue as a going concern. The Company has recently experienced its highest ever year-to-date revenue, including a resumption of activity with existing customers as well as new revenue opportunities, particularly in Mexico and with power generation customers. On April 8, 2021, the Company obtained a new advancing loan facility, pursuant to the United States Department of Agriculture, Business & Industry Loan Program, in the aggregate principal amount of up to $10.0 million, of which $7.0 million was drawn and outstanding as of September 30, 2021.

The Company's management believes that current working capital, access to its advancing loan facility and revenue growth of the business will generate sufficient cash flows to fund the business for the next 12 months.
Reclassifications
Presentation of certain prior year amounts have been condensed on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows herein to conform to current period presentation. Such reclassifications had no impact on the consolidated financial position, results of operations or cash flows.
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
The Company’s effective tax rate for the nine months ended September 30, 2021 and 2020 was 7.0% and 3.9%, respectively. The 2021 rate reflects state and foreign income taxes. No U.S. federal income tax benefit was recorded for the periods presented as any net U.S. deferred tax assets generated from operating losses were offset by a change in the Company's valuation allowance on net deferred tax assets.
2. Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU No. 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, Income Taxes and also improves consistent application by clarifying and amending existing guidance. ASU No. 2019-12 was adopted by the Company effective January 1, 2021. The adoption of this standard had no impact on our unaudited interim condensed consolidated financial position or results of operations.
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contract modifications, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU No. 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU No. 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. We are currently evaluating the impact of ASU No. 2020-04 on our consolidated financial position and results of operations.

3. Revenue Recognition
Disaggregated Revenues
The table below presents revenue disaggregated by source, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2021	2020	2021	2020
LNG Product	$14,420	$6,594	$37,927	$18,609
Rental	2,712	737	8,039	4,012
Service	334	187	957	593
Power Delivery	1,925	1,352	5,129	3,638
Other	313	149	1,368	1,008
	$19,704	$9,019	$53,420	$27,860
The table below presents revenue disaggregated by geographic location, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2021	2020	2021	2020
Brazil	$1,925	$1,352	$5,129	$3,638
Mexico	3,501	2,729	7,198	2,778
United States	14,278	4,938	41,093	21,444
	$19,704	$9,019	$53,420	$27,860
See Note 4—Business Segments, below, for additional disaggregation of revenue.
Contract Liabilities
The Company recognizes contract liabilities upon receipt of payments for which the performance obligations have not been fulfilled at the reporting date, resulting in deferred revenue. Contract liabilities are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The table below presents the changes in the Company’s contract liabilities for the nine months ended September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Balance at beginning of period	$357	$185
Cash received, excluding amounts recognized as revenue	283	777
Amounts recognized as revenue	(352)	(605)
Balance at end of period	$288	$357
The Company has no other material contract assets or liabilities and contract costs.
4. Business Segments
The Company’s revenues are derived from two operating segments: LNG and Power Delivery. The LNG segment supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG. The Power Delivery segment provides power delivery equipment and services in Brazil and through our BOMAY joint venture in China. The tables below present operating results by segment for the three and nine months ended September 30, 2021 and 2020 as well as their respective total assets at September 30, 2021 and December 31, 2020 (in thousands):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	LNG	Power Delivery	Total	LNG	Power Delivery	Total

Revenues	$17,779	$1,925	$19,704	$48,291	$5,129	$53,420
Depreciation	2,284	40	2,324	6,653	114	6,767
Loss from operations before equity income	(4,441)	(157)	(4,598)	(6,013)	(678)	(6,691)
Net equity income from foreign joint ventures' operations	—	246	246	—	1,075	1,075
Income (loss) from operations	(4,441)	89	(4,352)	(6,013)	397	(5,616)
Interest expense, net	118	12	130	188	36	224
Interest expense, net - related parties	120	—	120	441	—	441
Income tax expense	93	—	93	356	—	356
Net income (loss)	(4,735)	110	(4,625)	(5,967)	513	(5,454)

	September 30, 2021
	LNG	Power Delivery	Total
Total assets	$71,450	$16,219	$87,669

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	LNG	Power Delivery	Total	LNG	Power Delivery	Total
Revenues	$7,667	$1,352	$9,019	$24,222	$3,638	$27,860
Depreciation	2,237	29	2,266	6,706	96	6,802
Loss from operations before equity income	(2,179)	(254)	(2,433)	(5,898)	(1,129)	(7,027)
Net equity income from foreign joint ventures' operations	—	573	573	—	1,347	1,347
Income (loss) from operations	(2,179)	319	(1,860)	(5,898)	218	(5,680)
Interest expense, net	11	(9)	2	16	12	28
Interest expense, net - related parties	199	—	199	681	—	681
Income tax expense	41	—	41	41	210	251
Net income (loss)	(2,458)	325	(2,133)	(6,678)	32	(6,646)

	December 31, 2020
	LNG	Power Delivery	Total
Total assets	$64,757	$15,556	$80,313
Our operating segments offer different products and services and are managed separately as business units. Cash, cash equivalents and investments are not managed centrally, so the gains and losses on foreign currency remeasurement, and interest and dividend income, are included in the segments’ results.

5. Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid LNG	$51	$90
Prepaid insurance	1,385	734
Prepaid supplier expenses	326	299
Other receivables	1,923	1,521
Deposits	360	285
Other	253	182
Total prepaid expenses and other current assets	$4,298	$3,111
6. Property, Plant and Equipment
The Company’s property, plant and equipment at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Liquefaction plants and systems	$47,225	$40,841
Real property and buildings	2,373	1,649
Vehicles and tanker trailers and equipment	49,556	47,179
Computer and office equipment	609	532
Construction in progress	964	191
Leasehold improvements	31	30
	100,758	90,422
Less: accumulated depreciation	(44,900)	(38,384)
	$55,858	$52,038
Depreciation expense for the nine months ended September 30, 2021 and 2020 both totaled $6.8 million respectively, of which all is included in the unaudited Condensed Consolidated Statements of Operations as its own and separate line item.
On June 1, 2021 the Company closed on the purchase of an LNG production facility in Port Allen, Louisiana. The acquisition included the LNG liquefaction facility, the related assets and real property. The Company paid consideration of $5.0 million in cash and 500,000 shares of Company common stock, subject to a registration rights agreement, which shares were valued at $3.8 million.
7. Investments in Foreign Joint Ventures
The Company holds a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), which owns 51%. The remaining 9% is owned by AA Energies, Inc. The Company made no sales to its joint venture during the three and nine months ended September 30, 2021 and 2020.
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

The tables below present a summary of BOMAY's assets and liabilities and equity at September 30, 2021 and December 31, 2020, and its operational results for the three and nine months ended September 30, 2021 and 2020 in U.S. dollars (in thousands, unaudited):

	September 30, 2021	December 31, 2020
Assets:
Total current assets	$60,707	$51,811
Total non-current assets	6,690	7,136
Total assets	$67,397	$58,947
Liabilities and equity:
Total liabilities	$34,779	$26,355
Total joint ventures’ equity	32,618	32,592
Total liabilities and equity	$67,397	$58,947

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$10,040	$17,641	$43,261	$44,844
Gross Profit	3,420	3,224	8,111	7,456
Earnings	688	1,663	2,923	3,662
The table below presents a summary of activity in our investment in BOMAY for the periods ended September 30, 2021 and December 31, 2020 in U.S. dollars (in thousands, unaudited):

	September 30, 2021	December 31, 2020
Investment in BOMAY (1)(2)
Initial investment	$9,333	$9,333
Undistributed earnings:
Balance at the beginning of the period	1,908	1,257
Equity in earnings	1,267	2,705
Dividend distributions	(1,387)	(2,054)
Balance at end of period	1,788	1,908
Foreign currency translation:
Balance at the beginning of the period	656	(69)
Change during the period	146	725
Balance at end of period	802	656
Total investment in BOMAY at end of period	$11,923	$11,897
(1)Accumulated statutory reserves in equity method investments of $2.66 million at September 30, 2021 and December 31, 2020 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”) regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.
(2)The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference of approximately $1.2 million will be accreted over the remaining seven year life of the joint venture. The Company accreted $97 thousand for both the nine months ended September 30, 2021 and 2020, which is included in income from equity investments in foreign joint ventures in the accompanying unaudited interim condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, accumulated accretion totaled $280 thousand and $183 thousand, respectively.

In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment of our investment in BOMAY is necessary for the period ending September 30, 2021.
8. Accrued Liabilities
    The Company’s accrued liabilities at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Compensation and benefits	$3,134	$1,745
Professional fees	623	408
LNG fuel and transportation	2,507	1,151
Accrued interest	—	21
Contract liabilities	288	357
Other taxes payable	582	328
Other accrued liabilities	298	351
Total accrued liabilities	$7,432	$4,361
9. Debt
The Company’s carrying value of debt at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Unsecured promissory note	$—	$1,080
Secured term note, net of debt issuance costs	6,598	—
Secured term note payable - related party	—	1,077
Secured promissory note - related party	3,498	5,000
Insurance and other notes payable	1,554	714
Less: amounts due within one year	(3,959)	(4,463)
Total long-term debt	$7,691	$3,408
Unsecured Promissory Note
During 2020, the Company received loan proceeds of $1.1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Under the terms of the PPP, all or a portion of the principal may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. In June 2021, the forgiveness of the PPP Loan was approved by the Small Business Administration in full and the PPP Loan has been forgiven. The Company recognized a gain on forgiveness of debt in the amount of $1.1 million which is included in other income (expense) in the accompanying unaudited interim condensed consolidated statements of operations.

Secured Term Note
On April 8, 2021, the Company entered into a loan agreement (the “Loan Agreement”) with AmeriState Bank (“Lender”), as lender, pursuant to the United States Department of Agriculture, Business & Industry Loan Program, to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “AmeriState Loan”), of which $7.0 million was drawn and outstanding as of September 30, 2021. The AmeriState Loan, which is in the form of a term loan facility, matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter. The AmeriState Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the AmeriState Loan.
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
Repayment of Secured Term Note Payable - Related Party

The Company had a Secured Term Note Payable, as amended, with Chart Energy & Chemicals, Inc. (“Chart E&C”), who beneficially owns approximately 8.3% of our outstanding common stock. The note contained various covenants that limited the Company's ability to grant certain liens, incur additional indebtedness, guarantee or become contingently liable for obligations of any person except for those allowed by Chart E&C, merge or consolidate into or with a third party or engage in certain asset dispositions and acquisitions, pay dividends or make distributions, transact with affiliates, prepay indebtedness, and issue additional equity interests. Borrowings incurred interest on the outstanding principal at the rate of 3.0% plus the London interbank offered rate (3.15% at December 31, 2020). During the three months ended September 30, 2021, the Company repaid this debt in full totaling approximately $1.1 million.

Amendment of Secured Promissory Note - Related Party
On September 20, 2021, the Company amended its secured promissory note with M/G Finance Co., Ltd, a related party, to defer scheduled debt and interest payments for September through December 2021 for a period of one year, such payments to be included with the scheduled payments for September through December 2022. The secured promissory note is secured by certain equipment of the Company.
During the nine months ended September 30, 2021 and 2020, the Company recorded interest expense on debt as follows (in thousands):

	September 30, 2021	September 30, 2020
Unsecured promissory note	$—	$4
Secured term note	$176	$—
Secured term note payable - related party	22	57
Secured promissory note - related party	409	224
Insurance and other notes payable	41	24
Total interest expense on debt	$648	$309
Certain of the agreements governing our outstanding debt have certain covenants with which we must comply. As of September 30, 2021, we were in compliance with all of these covenants.
10. Leases
On July 30, 2021, the Company terminated its office lease with Millenium-Windfall Partners, Ltd for a fixed settlement of $0.4 million, payable in 43 monthly payments. In accordance with the termination, the Company was released from all future rights and obligations under the lease. In accordance with the termination of the lease, the Company recorded an impairment charge of $0.4 million related to its remaining right-of-use asset for this lease for the three and nine months ended September 30,

2021. The Company also remeasured the lease obligation as of July 30, 2021 and the remaining obligation of $0.4 million under the termination settlement is included in the Company's liabilities at September 30, 2021. The table below summarizes the supplemental balance sheet information related to lease assets and lease liabilities as of September 30, 2021 and December 31, 2020 (in thousands):

	Classification	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Right-of-use assets	$128	$786
Finance lease assets	Property and equipment, net of accumulated depreciation	90	6,781
Total lease assets		$218	$7,567
Liabilities
Current
Operating	Current portion of operating lease obligations	$206	$362
Finance	Current portion of finance lease obligation	16	—
Finance	Current portion of finance lease obligation - related parties	—	648
Noncurrent
Operating	Long-term portion of operating lease obligation	314	490
Finance	Long-term portion of finance lease obligations	68	—
Total lease liabilities		$604	$1,500
The table below summarizes the components of lease expense for the three and nine months ended September 30, 2021 and 2020 (in thousands, unaudited):

Lease Cost	Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Operating lease cost	Cost of sales	$39	$42	$116	$122
Operating lease cost	Selling, general and administrative expenses	75	4	198	185
Finance lease cost
Amortization of leased assets	Depreciation	5	294	14	879
Interest on lease liabilities	Interest expense	2	104	17	400
Net lease cost		$121	$444	$345	$1,586
On January 25, 2021, the Company entered into three finance lease agreements for vehicles. Under the terms of the lease agreements, the Company has total monthly principal and interest payments of $2 thousand for a 36-month period at an annual rate of 10.7%. The leases include purchase options, which are reasonably certain to occur.
In December 2019, the Company refinanced its lease agreement with a subsidiary of The Modern Group, Ltd. (“The Modern Group”) for equipment purchases totaling approximately $3.2 million. Under the terms of the lease agreement, the Company exercised its purchase option and the remaining outstanding lease obligation of approximately $648 thousand became due on January 25, 2021. These assets are included in the Company's property, plant and equipment, net on the Condensed Consolidated Balance Sheets and the purchase had no effect on the net book value of these assets.

The schedule below presents the future minimum lease payments for our operating and finance lease obligations at September 30, 2021 (in thousands):

	Operating Leases	Finance Leases	Total
Remainder 2021	$85	$6	$91
2022	181	25	206
2023	147	25	172
2024	131	41	172
2025	21	—	21
Thereafter	—	—	—
Total lease payments	565	97	662
Less: Interest	(45)	(13)	(58)
Present value of lease liabilities	$520	$84	$604
Lease term and discount rates for our operating and finance lease obligations are as follows:

September 30, 2021
Weighted-average remaining lease term (years)
Operating leases	2.7
Finance leases	2.3
Weighted-average discount rate
Operating leases	7.2%
Finance leases	10.7%
The table below summarizes the supplemental cash flow information related to leases for the nine months ended September 30, 2021 and 2020 (in thousands):

	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$250	$287
Financing cash flows from finance leases	668	2,640
Interest paid	35	400
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$1,163
11. Related Party Transactions
Other Purchases and Sales
During the nine months ended September 30, 2021 and 2020, the Company paid Applied Cryo Technologies, Inc. (“ACT”), a company owned 51% by Crenshaw Family Holdings, LP (“Crenshaw Family Holdings”), $530 thousand and $109 thousand, respectively, for equipment, repairs and services. Casey Crenshaw, the Company's controlling shareholder, is the beneficial owner of 25% of Crenshaw Family Holdings and is deemed to jointly control Crenshaw Family Holdings with family members. During the three months ended September 30, 2021 and 2020, the Company paid ACT $32 thousand and $36 thousand, respectively, for equipment repairs and services. The Company had $30 thousand of sales to ACT during the three and nine months ended September 30, 2021. The Company had no sales to ACT during the three and nine months ended September 30, 2020. The Company had $30 thousand and $2 thousand due from ACT included in accounts receivable on the unaudited condensed consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company had $15 thousand and $121 thousand, respectively, due to ACT included in accounts payable on the unaudited condensed consolidated balance sheets.

The Company purchases supplies and services from a subsidiary of The Modern Group. Casey Crenshaw is the beneficial owner of 25% of The Modern Group and is deemed to jointly control The Modern Group with family members. During the nine months ended September 30, 2021 and 2020, the Company made purchases of supplies and services from a subsidiary of The Modern Group totaling $848 thousand and $213 thousand, respectively. During the three months ended September 30, 2021 and 2020, the Company made purchases of supplies and services totaling $127 thousand and $18 thousand, respectively. The Company had $13 thousand of sales to The Modern Group during the three and nine months ended September 30, 2021 with no sales during the same period of 2020. The Company had an $11 thousand receivable due from The Modern Group at September 30, 2021. There was no receivable due from The Modern Group at December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company had $548 thousand and $582 thousand, respectively, due to a subsidiary of The Modern Group included in accounts payable on the unaudited condensed consolidated balance sheets.
Chart E&C beneficially owns 8.3% of our outstanding common stock and was party to a Secured Term Note Payable with the Company prior to its repayment by the Company during the three and nine months ended September 30, 2021. The Company purchases services from Chart E&C. During the nine months ended September 30, 2021 and 2020, purchases from Chart E&C totaled $137 thousand and $22 thousand, respectively. During the three months ended September 30, 2021 and 2020, purchases from Chart E&C totaled $59 thousand and $2 thousand. As of September 30, 2021 and December 31, 2020, the Company had $58 thousand and $14 thousand, respectively, due to Chart E&C included in accounts payable on the unaudited condensed consolidated balance sheets.
Secured Promissory Note - Related Party
On September 20, 2021, the Company amended its secured promissory note with M/G Finance Co., Ltd, a related party, to defer scheduled debt and interest payments for September through December 2021. See additional discussion in Note 9 - Debt.
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
In October 2018, American Electric Technologies, Inc., a predecessor in interest to the Company (“American Electric”) received notification of a potential liability of $4.3 million associated with an asset purchase agreement to sell substantially all of its U.S. business assets and operations to Myers Power Products, Inc. (“Myers”). The contractual terms of the agreement included a provision for true-up of the net working capital, estimated as of the date of closing, to actual working capital as calculated by Myers and agreed to by American Electric. Any difference in the actual (conclusive) net working capital in relation to the estimated working capital at closing results in an adjustment to the purchase price. In response, American Electric disputed Myers’ claim and Myers’ working capital calculation. On November 5, 2020, the Company filed a petition in Harris County, Texas requesting a declaratory judgment in favor of the Company. During the nine months ended September 30, 2021, the parties reached an amicable resolution of their differences and all claims regarding the net working capital were mutually released and the lawsuit was dismissed with prejudice to refiling same.

13. Stockholders’ Equity
Issuances of Common Stock
The Company is authorized to issue up to 37,500,000 shares of common stock, $0.001 par value per share.
During the nine months ended September 30, 2021, the Company issued 500,000 shares of common stock, valued at $3.8 million, as partial consideration for the purchase of an LNG production facility in Port Allen, Louisiana. See Note 6—Property, Plant and Equipment, above, for additional information.
In addition, during the nine months ended September 30, 2021, the Company issued a net 294,642 shares of common stock upon vesting of the Restricted Stock Units under its 2019 Long Term Incentive Plan. See Note 14—Stock-Based Compensation, below, for additional information.
Issuances of Warrants
As of September 30, 2021, the Company had outstanding Warrants to purchase 62,500 shares of our common stock as follows:

Date of Issuance	No. of Warrants	Exercise Price	Expiration Date
Nov. 13, 2017	62,500	$18.08	Nov. 13, 2022
14. Stock-Based Compensation
Amendment of the 2019 Long Term Incentive Plan
In July 2021, the Company's Board of Directors approved the Amended and Restated 2019 Long Term Incentive Plan (the “Amended and Restated Plan”), which was subsequently approved by the Company's shareholders on September 14, 2021. Under the Amended and Restated Plan, the maximum number of shares of common stock available for issuance was increased from 1,675,000 shares to 4,000,000 shares.
Awards under the Amended and Restated Plan may be granted to employees, officers and directors of the Company and affiliates, and any other person who provides services to the Company and its affiliates (including independent contractors and consultants of the Company and its subsidiaries). Awards may be granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, substitute awards, other stock-based awards, cash awards and/or any combination of the foregoing. No participant may receive a grant covering more than 2,000,000 shares of our common stock in any year and a non-employee member of the Board may not be granted more than 100,000 shares in any year.
Restricted Stock Units
The Company granted 500,000 Restricted Stock Units ("RSUs") under the 2019 Plan during the nine months ended September 30, 2021 as outlined below.
On August 22, 2021, the Company entered into a separation and release agreement with James C. Reddinger (formerly the Company's chief executive officer) pursuant to which Mr. Reddinger voluntarily resigned from his employment with the Company and as a member of the Company’s Board of Directors. Under the separation and release agreement, the Company agreed that Mr. Reddinger’s 500,000 RSUs granted under the Company's 2019 Long Term Incentive Plan would fully vest as of August 22, 2021, subject to Mr. Reddinger agreeing to hold the shares through December 31, 2022, and his continued compliance with his obligations in his separation and release agreement. In accordance with the 2019 Long Term Incentive Plan, the RSUs will be settled upon the earlier of (i) Mr. Reddinger's death or (ii) the date that is six months after his separation from service.
On August 23, 2021, the Company appointed Westervelt T. “Westy” Ballard, Jr., age 49, as its president and chief executive officer. In connection with Mr. Ballard's appointment, the Company granted Mr. Ballard 500,000 RSUs, of which 250,000 RSUs vested immediately on August 23, 2021. The remaining 250,000 will vest over a two-year period in two equal tranches on August 23, 2022, and August 23, 2023, conditioned on Mr. Ballard remaining continuously employed through each vesting date.

Stock Options
The Company also agreed to grant Mr. Ballard 1,300,000 options to purchase the Company’s common stock, subject to Board approval with a strike price equal to $10.00 per share, which will vest (i) 442,000 options on August 23, 2022, (ii) 429,000 options on August 23, 2023, and (iii) 429,000 options on August 23, 2024, conditioned on Mr. Ballard remaining continuously employed through each vesting date. The Company anticipates entering into an award agreement with Mr. Ballard with respect to such options during the fourth quarter of 2021.
The Company includes stock compensation expense within general and administrative expenses in the unaudited interim condensed consolidated statements of operations. During the nine months ended September 30, 2021, the Company recognized $2.7 million of stock compensation expense which included $0.5 million and $1.7 million related to the immediate vesting of Mr. Reddinger's and Mr. Ballard's RSUs, respectively. During the nine months ended September 30, 2020, the Company recognized $249 thousand in stock-based compensation costs related to RSUs. The Company recognized $2.4 million and $148 thousand in stock-based compensation costs related to RSUs during the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, a net 294,642 share awards vested and were issued.
As of September 30, 2021, the Company had $1.7 million of unrecognized compensation costs related to 430,688 outstanding RSUs, which is expected to be recognized over a weighted average period of less than two years. All units are expected to vest.
Restricted Stock Awards
In February 2020, independent directors received 50% of their retainer fee as Restricted Stock Awards (“RSAs”). The 34,706 RSAs were issued immediately upon grant and were subject to a one year vesting period and other restrictions under the Company's 2019 Long Term Incentive Plan (the “2019 Plan”). During the nine months ended September 30, 2021, the 34,706 RSAs vested.
The Company granted 61,308 RSAs under the 2019 Plan to independent directors in April 2020. The Company recognized $17 thousand and $95 thousand in stock-based compensation costs related to RSAs for the nine months ended September 30, 2021 and 2020, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company recognized $38 thousand in stock-based compensation costs related to RSAs during the three months ended September 30, 2020. The Company did not recognize stock-based compensation expense for the three months ended September 30, 2021. As of September 30, 2021, the Company had no unrecognized compensation costs related to grants of RSAs.
15. Concentration of Credit Risk
As of September 30, 2021 and December 31, 2020, two customers comprised 42% and 47% of our net accounts receivable balance, respectively. During the three months ended September 30, 2021, revenues from two customers represented 39% of total revenues. During the three months ended September 30, 2020, revenues from one customer represented 26% of total revenues. During the nine months ended September 30, 2021 revenues from two customers represented 38% of our total revenues. During the nine months ended September 30, 2020, revenues from one customer represented 12% of our total revenues.
As of September 30, 2021, two vendors comprised 33% of our net accounts payable balance. As of December 31, 2020, one vendor comprised 15% of our net accounts payable balance. For the three months ended September 30, 2021 and September 30, 2020, cost of revenues from one vendor represented 17% and 23% of our total cost of revenues, respectively. During the nine months ended September 30, 2021, cost of revenues from one vendor represented 13% of our total cost of revenues. During the nine months ended September 30, 2020, cost of revenues from two vendors represented 23% of our total cost of revenues.

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
LNG Production, LNG and Hydrogen Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers”, which convert natural gas into LNG through a multiple stage cooling process. We currently own and operate a liquefier that can produce up to 100,000 LNG gallons (379 cubic meters) per day. In June 2021 the Company purchased another LNG production facility that can produce 30,000 LNG gallons (114 cubic meters) per day. We also purchase LNG from third-party production sources which allows us to support customers in markets where we do not own liquefiers.
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
Recent Developments
Appointment of Westy Ballard as CEO and resignation of James Reddinger—On August 23, 2021, the Company appointed Westervelt T. “Westy” Ballard, Jr., as its president and chief executive officer. The Company entered into a three-year employment agreement with Mr. Ballard effective as of August 23, 2021, subject to successive one-year extensions. The Company's Board of Directors also appointed Mr. Ballard as a director of the Company's Board of Directors, following which he was subsequently elected as a director by the Company's shareholders at the Company's annual stockholder meeting. In connection with Mr. Ballard's appointment, the Company granted Mr. Ballard RSUs, and agreed to grant Mr. Ballard options to purchase the Company’s common stock as further discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements. On August 22, 2021, the Company entered into a separation and release agreement with James C. Reddinger, the Company's prior president and chief executive officer. Under the separation and release agreement, the Company agreed to pay Mr. Reddinger’s base salary through December 31, 2022. Additionally, the Company agreed that Mr. Reddinger’s RSUs granted under the 2019 Long Term Incentive Plan as of August 22, 2021, would fully vest subject to Mr. Reddinger's agreement to hold the shares through December 31, 2022, and his continued compliance with his obligations in his separation and release agreement. In accordance with the 2019 Long Term Incentive Plan, the RSUs will be settled upon the earlier of (i) Mr. Reddinger's death or (ii) the date that is six months after his separation from service.
Acquisition of additional LNG facilities—On June 1, 2021 the Company acquired an LNG production facility in Port Allen, Louisiana. The plant is capable of producing 30,000 gpd of LNG. The facility is strategically located and will support some of Stabilis' largest customers. The facility increases the Company's total production capacity by 30%.
Post-COVID 19 demand and increasing prices—The COVID-19 pandemic, in general, resulted in a period of depressed demand and uncertainty across many markets including our business, customers and suppliers. Roll-out, availability and access to vaccines has resulted in relaxing many of the COVID 19 restrictions creating a post-COVID-19 period of recovery in economic growth and demand in recent months. However, increases in economic growth and demand have been limited by supplies of natural gas, labor and transportation resources within our markets resulting a period of increasing costs. Further, natural gas inventories and production, which decreased during the COVID 19 pandemic, have been slow to respond. During the third quarter of 2021, we experienced higher than normal natural gas prices. Natural gas futures continue to trade at multi-year highs (in excess of $6.00 at certain times). We expect high natural gas price trends to continue in the near-term as winter approaches further pushing up demand in the physical market; however, no assurances can be made about price trends.
Limited labor resources have also resulted in a shortage of drivers to transport our product to our customers and increasing costs. While we pass a significant portion of the cost of natural gas and transportation on to our customers, we are not able to pass through all costs which has resulted in margin pressure and decreasing margins.
As post-COVID-19 pandemic demand continues to evolve, the economy, commodity prices, demand for our products and our cost of operations and share price may all be impacted. The ultimate extent and effects of these impacts are difficult to estimate; however, continued periods of increasing costs could adversely impact our future results and operating cash flows.

Results of Operations
The Company’s revenues are derived from two operating segments. The Company's LNG Segment supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG. The Company's Power Delivery Segment provides power delivery equipment and services in Brazil and through our BOMAY joint venture in China. The Company evaluates the performance of its segments based primarily on segment operating income. See also Note 4 to our Notes to Condensed Consolidated Financial Statements for further discussion of our segments.
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The comparative tables below reflect our consolidated operating results as well as the operating results of our two operating segments for the three months ended September 30, 2021 (the “Current Quarter”) as compared to the three months ended September 30, 2020 (the “Prior Year Quarter”) (unaudited, amounts in thousands, except for percentages).

Consolidated	Three Months Ended September 30,		$ Change	% Change
	2021	2020
Revenue:
LNG product	$14,420	$6,594	$7,826	118.7%
Rental, service and other	3,359	1,073	2,286	213.0
Power delivery	1,925	1,352	573	42.4
Total revenues	19,704	9,019	10,685	118.5
Operating expenses:
Costs of LNG product	11,988	5,044	6,944	137.7
Costs of rental, service and other	1,917	808	1,109	137.3
Costs of power delivery	1,542	996	546	54.8
Selling, general and administrative	6,155	2,338	3,817	163.3
Depreciation	2,324	2,266	58	2.6
Impairment of right-of-use lease asset	376	—	376	n/a
Total operating expenses	24,302	11,452	12,850	112.2
Loss from operations before equity income	(4,598)	(2,433)	(2,165)	89.0
Net equity income from foreign joint ventures' operations	246	573	(327)	(57.1)
Loss from operations	(4,352)	(1,860)	(2,492)	134.0
Other income (expense):
Interest expense, net	(130)	(2)	(128)	98.5
Interest expense, net - related parties	(120)	(199)	79	(39.7)
Other income (expense)	70	(31)	101	(325.8)
Total other income (expense)	(180)	(232)	52	(22.4)
Loss before income tax expense	(4,532)	(2,092)	(2,440)	116.6
Income tax expense	93	41	52	126.8
Net loss	$(4,625)	$(2,133)	$(2,492)	116.8%

Segment Results

LNG Segment	Three Months Ended September 30,		$ Change	% Change
	2021	2020
Revenue:
LNG product	$14,420	$6,594	$7,826	118.7%
Rental, service and other	3,359	1,073	2,286	213.0
Total revenues	17,779	7,667	10,112	131.9
Operating expenses:
Costs of LNG product	11,988	5,044	6,944	137.7
Costs of rental, service and other	1,917	808	1,109	137.3
Selling, general and administrative	5,655	1,757	3,898	221.9
Depreciation	2,284	2,237	47	2.1
Impairment of right-of-use lease asset	376	—	376	n/a
Total operating expenses	22,220	9,846	12,374	125.7
Loss from operations	$(4,441)	$(2,179)	$(2,262)	103.8%

Power Delivery Segment	Three Months Ended September 30,		$ Change	% Change
	2021	2020
Revenue:
Power delivery	$1,925	$1,352	$573	42.4%

Operating expenses:
Costs of power delivery	1,542	996	546	54.8
Selling, general and administrative	500	581	(81)	(13.9)
Depreciation	40	29	11	37.9
Total operating expenses	2,082	1,606	476	29.6
Loss from operations before equity income	(157)	(254)	97	(38.2)
Net equity income from foreign joint ventures' operations	246	573	(327)	(57.1)
Income from operations	$89	$319	$(230)	(72.1)%
Revenue
LNG product revenue. During the Current Quarter, LNG product revenue increased $7.8 million or 119% versus the Prior Year Quarter primarily related to:
•An increase of 6.8 million LNG gallons delivered during the Current Quarter compared to the Prior Year Quarter particularly with power generation customers; and
•Increased natural gas prices compared to the Prior Year Quarter.
Rental, service, and other revenue. Rental, service and other revenue increased by $2.3 million or 213% in the Current Quarter relative to the Prior Year Quarter due to the economic recovery and a higher concentration of current projects with additional equipment and labor revenues from projects in Mexico and power generation customers.
Power delivery. Power delivery revenue increased by $0.6 million or 42% in the Current Quarter due to new contracts.
Operating Expenses
Costs of LNG product. Cost of product in the Current Quarter increased $6.9 million or 138%. As a percentage of LNG product revenue, these costs increase from 76% from the prior year quarter to 83% in the Current Quarter. The increased costs were attributable to:

•Inflationary pressures including increased costs from higher natural gas prices, increased transportation costs and increased liquefaction costs; and
•Additional LNG gallons delivered.
Costs of rental, service, and other. Costs increased $1.1 million or 137% in the Current Quarter primarily related to increased labor and equipment rentals, maintenance and travel costs to support the increase in rental, service and other revenues.
Costs of power delivery. Costs increased $0.5 million or 55% in the Current Quarter due to higher activity levels associated with new contracts.
Selling, general and administrative. Selling, general and administrative expense increased $3.8 million or 163% during the Current Quarter due to higher compensation costs primarily related to the executive transition and vesting of incentives. During the Current Quarter, we recorded $2.2 million related to the immediate vesting of restricted stock units associated with our executive transition and an additional $0.8 million of severance and legal expenses. The remaining increase is primarily related to increased headcount for sales and business development personnel, commissions and travel.
Depreciation. Depreciation expense increased 3% during the Current Quarter as compared to the Prior Year Quarter due to the acquisition of our Port Allen facility on June 1, 2021, partially offset by decreases from other assets reaching the end of their depreciable lives.
Impairment of right-of-use lease asset. During the Current Quarter, we recorded an impairment of $0.4 million related to the settlement and release of our Houston office lease. See Note 10 of the Notes to Condensed Consolidated Financial Statements for additional discussion of our lease settlement.
Net Equity Income From Foreign Joint Ventures' Operations
Income from investments in foreign joint ventures. Income from investments in foreign joint ventures decreased $0.3 million during the Current Quarter due to stronger than normal sales in the Prior Year Quarter.
Other Income (Expense)
Interest expense, net. Interest expense increased $0.1 million during the Current Quarter as compared to the Prior Year Quarter primarily related to interest on the Company's advancing loan with AmeriState Bank.
Interest expense, net - related parties. Related party interest expense decreased $0.1 million during the Current Quarter as compared to the Prior Year Quarter primarily related to repayment of the short-term note payable - related party of $1.1 million as further discussed in Note 9 of the Notes to condensed consolidated financial Statements and the maturity of capital leases in 2020 and January of 2021, partially offset by a scheduled increase in interest rates.
Other income (expense). Other income was $0.1 million during the Current Quarter compared to other expense of $31 thousand in the Prior Year Quarter.
Income tax expense. The Company incurred state and foreign income tax expense of $0.1 million during the Current Quarter compared to $41 thousand during the Prior Year Quarter. No U.S. federal income tax benefit was recorded for the Current Quarter or Prior Quarter as any net U.S. deferred tax assets generated from operating losses were offset by a change in the Company's valuation allowance on net deferred tax assets.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following comparative tables below reflect our consolidated operating results as well as the operating results of our two operating segments for the nine months ended September 30, 2021 (the “Current Year”) as compared to the nine months ended September 30, 2020 (the “Prior Year”) (unaudited, amounts in thousands, except for percentages):

Consolidated	Nine Months Ended September 30,		$ Change	% Change
	2021	2020
Revenue:
LNG product	$37,927	$18,609	$19,318	103.8%
Rental, service and other	10,364	5,613	4,751	84.6
Power delivery	5,129	3,638	1,491	41.0
Total revenues	53,420	27,860	25,560	91.7
Operating expenses:
Costs of LNG product	30,154	13,692	16,462	120.2
Costs of rental, service and other	5,649	3,381	2,268	67.1
Costs of power delivery	3,994	3,131	863	27.6
Selling, general and administrative	13,195	7,892	5,303	67.2
Gain from disposal of fixed assets	(24)	(11)	(13)	118.2
Depreciation	6,767	6,802	(35)	(0.5)
Impairment of right-of-use lease asset	376	—	376	n/a
Total operating expenses	60,111	34,887	25,224	72.3
Loss from operations before equity income	(6,691)	(7,027)	336	(4.8)
Net equity income from foreign joint ventures' operations	1,075	1,347	(272)	(20.2)
Loss from operations	(5,616)	(5,680)	64	(1.1)
Other income (expense):
Interest expense, net	(224)	(28)	(196)	700.0
Interest expense, net - related parties	(441)	(681)	240	(35.2)
Other income	1,183	(6)	1,189	n/a
Total other income (expense)	518	(715)	1,233	(172.4)
Loss before income tax expense	(5,098)	(6,395)	1,297	(20.3)
Income tax expense	356	251	105	41.8
Net loss	$(5,454)	$(6,646)	$1,192	(17.9)%

Segment Results

LNG Segment	Nine Months Ended September 30,		$ Change	% Change
	2021	2020
Revenue:
LNG product	$37,927	$18,609	$19,318	103.8%
Rental, service and other	10,364	5,613	4,751	84.6
Total revenues	48,291	24,222	24,069	99.4
Operating expenses:
Costs of LNG product	30,154	13,692	16,462	120.2
Costs of rental, service and other	5,649	3,381	2,268	67.1
Selling, general and administrative	11,496	6,352	5,144	81.0
Gain from disposal of fixed assets	(24)	(11)	(13)	118.2
Depreciation	6,653	6,706	(53)	(0.8)
Impairment of right-of-use lease asset	376	—	376	n/a
Total operating expenses	54,304	30,120	24,184	80.3
Loss from operations before equity income	$(6,013)	$(5,898)	$(115)	(1.9)%

Power Delivery Segment	Nine Months Ended September 30,		$ Change	% Change
	2021	2020
Revenue:
Power delivery	$5,129	$3,638	$1,491	41.0%
Operating Expenses:
Costs of power delivery	3,994	3,131	863	27.6
Selling, general and administrative	1,699	1,540	159	10.3
Depreciation	114	96	18	18.8
Total operating expenses	5,807	4,767	1,040	21.8
Loss from operations before equity income	(678)	(1,129)	451	(39.9)
Net equity income from foreign joint ventures' operations	1,075	1,347	(272)	(20.2)
Income (loss) from operations	$397	$218	$179	82.1%
Revenue
LNG product revenue. During the Current, Year LNG product revenues increased $19.3 million or 104% versus the Prior Year primarily related to:
•An increase of 20.9 million LNG gallons delivered compared to the Prior Year particularly with power generation customers; and
•Increased natural gas prices compared to the Prior Year.
Rental, service, and other revenue. Rental, service and other revenues increased by $4.8 million or 85% in the Current Year compared to Prior Year primarily related to the economic recovery and a higher concentration of current projects with additional equipment and labor revenues from projects in Mexico and power generation customers.
Power delivery revenue. Power delivery revenue increased by $1.5 million or 41% in the Current Year due to new contracts.

Operating Expenses
Cost of LNG product. Cost of LNG product in the Current Year increased $16.5 million or 120%. As a percentage of LNG product revenue, these costs increased from 74% in the Prior Year to 80% in the Current Year. The increased costs were attributable to:
•Inflationary pressure including increased costs from higher natural gas prices, increased transportation costs and increased liquefaction costs; and
•Additional LNG gallons delivered.
Cost of rental, service, and other. This cost increased $2.3 million or 67% in the Current Year primarily related to increased labor and equipment rentals to support the increase in rental, service and other revenues.
Costs of power delivery. Costs increased $0.9 million or 28% in the Current Year due to costs associated with new contracts.
Selling, general and administrative. Selling, general and administrative expense in the Current Year increased by $5.3 million or 67% from the Prior Year primarily due to the executive transition and vesting of incentives occurring in the Current Year. During the Current Year, we recorded $2.2 million related to the immediate vesting of restricted stock units associated with our executive transition and an additional $0.8 million of severance and legal expenses. The remaining increase is primarily related to higher compensation costs related to increased headcount for sales and business development personnel, commissions and travel.
Depreciation. Depreciation expense essentially remained the same, slightly decreaseing by 1% during the Current Year as compared to the Prior Year due to assets reaching the end of their depreciable lives, offset by additional depreciation expense on our Port Allen facility which was acquired on June 1, 2021.
Impairment of right-of-use lease asset. During the Current Year, we recorded an impairment of $0.4 million related to the settlement and release of our Houston office lease. See Note 10 of our Notes to Condensed Consolidated Financial Statements for additional discussion of our lease settlement.
Net Equity Income From Foreign Joint Ventures' Operations
Income from investments in foreign joint ventures. Income from investments in foreign joint ventures decreased $0.3 million from the Prior Year due to stronger sales in the Prior Year.
Other Income (Expense)
Interest expense, net. Interest expense in the Current Year increased $0.2 million primarily due to interest associated with the Company's advancing loan with AmeriState Bank.
Interest expense, net - related parties. Related party interest expense decreased $0.2 million during the Current Year primarily related to repayment of the short-term note payable - related party of $1.1 million as further discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements and the maturity of capital leases in 2020 and January of 2021, partially offset by a scheduled increase in interest rates in the Current Year.
Other income (expense). Other income was $1.2 million in the Current Year compared to expense of $6 thousand in the Prior Year. Current Year income related to the Paycheck Protection Program loan forgiveness and the release of escrow funds from the Myers transaction settlement.
Gain on the disposal of fixed assets. The gain from disposal of rolling stock was $11 thousand in the Prior Year compared to $24 thousand in the Current Year.
Income tax expense. The Company incurred foreign tax expense of $0.4 million during the Current Year compared to $0.3 million during the Prior Year. No U.S. federal income tax benefit was recorded for the Current Year or Prior Year as any net U.S. deferred tax assets generated from operating losses were offset by a change in the Company's valuation allowance on net deferred tax assets.

Liquidity and Capital Resources
Overview
The Company is subject to substantial business risks and uncertainties inherent in the LNG industry. There is no assurance that the Company will be able to generate sufficient cash flows in the future to sustain itself or to support future growth.
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, and distributions from our BOMAY joint venture. Additionally, the Company obtained equipment financing from MG Finance, a related party. During the Current Year, our principal sources of liquidity were cash provided by our operations and an advancing loan facility with AmeriState Bank in the aggregate principal amount of up to $10.0 million. We have used a portion of our cash flows generated from operations to invest in fixed assets to support growth as well as to pay interest and principal amounts outstanding under our borrowings and increased working capital needs generated from organic growth.
As of September 30, 2021, we had $2.9 million in cash and cash equivalents on hand and $11.7 million in outstanding debt (net of debt issuance costs) and finance lease obligations (of which $4.0 million is due in the next twelve months). Future availability under the advancing loan facility at September 30, 2021, was $3.0 million.
The Company has experienced a recent increase in activity and additional revenue opportunities. Accordingly, management believes the business will generate sufficient cash flows from its operations along with availability under our advancing loan facility that is sufficient to fund the business for the next 12 months. As we continue to grow, the Company continues to evaluate additional financing alternatives, however, there is no guarantee that additional financing will be available or available at terms that would be beneficial to shareholders.
Cash Flows
Cash flows provided by (used in) our operating, investing and financing activities are summarized below (unaudited, in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$5,478	$2,467
Investing activities	(6,690)	(315)
Financing activities	2,451	(2,564)
Effect of exchange rate changes on cash	(115)	(157)
Net increase (decrease) in cash and cash equivalents	1,124	(569)
Operating Activities
Net cash provided by operating activities totaled $5.5 million for the nine months ended September 30, 2021 compared to $2.5 million for the same period 2020. The increase in net cash provided by operating activities of $3.1 million as compared to the Prior Year was primarily attributable to increased revenues and changes in working capital, partially offset by a reduced distribution from our BOMAY joint venture.
Investing Activities
Net cash used in investing activities totaled $6.7 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in net cash used in the Current Year was primarily due to the acquisition of the LNG plant in Port Allen, Louisiana and purchases of vaporizers and other LNG equipment.
Financing Activities
Net cash provided by financing activities totaled $2.5 million for the nine months ended September 30, 2021, compared to net cash used in financing activities totaling $2.6 million for the Prior Year. The change compared to Prior Year was primarily attributable to proceeds from the AmeriState Bank loan facility.

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
Debt Level and Debt Compliance
We had total indebtedness of $12.1 million in principal as of September 30, 2021 with the expected maturities as follows (in thousands).

September 30, 2021
Remainder 2021	$347
2022	4,575
2023	117
2024	680
2025	1,000
Thereafter	5,331
$12,050
Debt issuance costs	(400)
Total long-term debt, including current maturities	$11,650
We expect our total interest payment obligations relating to our indebtedness to be approximately $0.6 million for the full year ending December 31, 2021. Certain of the agreements governing our outstanding debt have certain covenants with which we must comply. As of September 30, 2021, we were in compliance with all of these covenants.
Off-Balance Sheet Arrangements
As of September 30, 2021, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As a “smaller reporting company,” the Company is not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2021.
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
ITEM 1A. RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 16, 2021 (“Form 10-K”), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Except as set forth below, there have been no material changes in our risk factors disclosed in our 2020 Form 10-K.
As post-COVID-19 pandemic demand continues to evolve, continued periods of increasing costs could decrease our margins and adversely impact our future results and operating cash flows.
The COVID-19 pandemic, in general, resulted in a period of depressed demand and uncertainty across many markets including our business, customers and suppliers. Roll-out, availability and access to vaccines has resulted in relaxing many of the COVID-19 restrictions creating a post-COVID-19 period of recovery in economic growth and demand in recent months. However, increases in economic growth and demand have been limited by supplies of natural gas, labor and transportation resources within our markets resulting a period of increasing costs. Further, natural gas inventories and production, which decreased during the COVID-19 pandemic, have been slow to respond. During the third quarter of 2021, we experienced higher than normal natural gas prices. Natural gas futures continue to trade at multi-year highs (in excess of $6.00 at certain times). We expect high natural gas price trends to continue in the near-term as winter approaches further pushing up demand in the physical market; however, no assurances can be made about price trends.
Limited labor resources have also resulted in a shortage of drivers to transport our product to our customers and increasing costs. While we pass a significant portion of the cost of natural gas and transportation on to our customers, we are not able to pass through all costs which has resulted in margin pressure and decreasing margins.
As post-COVID-19 pandemic demand continues to evolve, the economy, commodity prices, demand for our products and our cost of operations and share price may all be impacted. The ultimate extent and effects of these impacts are difficult to estimate; however, continued periods of increasing costs could adversely impact our future results and operating cash flows.
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

4.1
Warrant to Purchase Common Stock dated November 13, 2017, issued to HD Special-Situations III, LP (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017)

4.2
Registration Rights Agreement dated July  26, 2019, by and among Registrant, LNG Investment Company, LLC, and AEGIS NG LLC (Incorporated by Reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 1, 2019)

4.3
Registration Rights Agreement dated as of August 20, 2019, by and among Registrant and the Investors named therein (Incorporated by Reference to Exhibit 4.9 to Registrant's Registration Statement on Form S-1 filed September 11, 2019)

4.4
Registration Rights Agreement, dated June 1, 2021, among TGB Equipment Leasing, LLC and Stabilis (Incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed on August 5, 2021)

10.1
Loan Agreement, dated April 8, 2021, between Stabilis Solutions, Inc., as borrower, and AmeriState Bank, as lender (Incorporated by Reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed April 13, 2021)

10.2
Form of Advancing Note, dated April 8, 2021, executed by Stabilis Solutions, Inc., as borrower, and made payable to AmeriState Bank, as lender (Incorporated by Reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed April 13, 2021)

10.3
Security Agreement and Assignment, dated April 8, 2021, among Mile High LNG LLC, Stabilis GDS, Inc., Stabilis LNG Eagle Ford LLC and Stabilis Energy Services, LLC, to and in favor of AmeriState Bank, as the secured party (Incorporated by Reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on April 13, 2021)

10.4
Severance and Release Agreement, dated August 22, 2021 between Stabilis Solution, Inc. and James C. Reddinger (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on August 24, 2021)

10.5
Employment Agreement, dated August 23, 2021 between Stabilis Solutions, Inc. and Westervelt T. Ballard, Jr. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 24, 2021)

10.6	*Amendment to Secured Promissory Note - MG Finance Co., Ltd

10.7	Amended and Restated 2019 Stabilis Solutions, Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 15, 2021)

31.1	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	*Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2021

STABILIS SOLUTIONS, INC.

By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)