Form 10-K
period 2021-12-31
Stabilis Solutions, Inc.
filed 2022-03-10
CIK 1043186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 001-40364
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2021 was $43,832,775 based on the closing sale price, as reported by The Nasdaq Stock Market LLC.
As of March 9, 2022, there were 17,691,268 outstanding shares of our common stock, par value $.001 per share.
Documents Incorporated by Reference: None

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This document includes statements that constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks and uncertainties and other factors. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, pending legal and regulatory proceedings and claims, including environmental matters, future economic performance, operating income, cost savings, and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan” or similar expressions. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessary estimates reflecting the best judgment of senior management, not guarantees of future performance. Many of the factors that impact forward-looking statements are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements as summarized below and further described in Part I. “Item 1A. Risk Factors” in this document.
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
•Our business may require additional funding from various sources, which may be on unfavorable terms;
•We may not be profitable for an indeterminate period of time;
•The loss of a significant customer could adversely affect our operating results;
•We could be materially and adversely affected if any customer fails to perform its contractual obligations;
•Any failure to perform by our counterparties under agreements may adversely affect our operating results, liquidity and access to financing;
•Our customer contracts are subject to termination under certain circumstances;
•Cyclical or other changes in the demand for and price of LNG and natural gas may adversely affect us;
•Failure to maintain sufficient working capital could limit our growth and harm our business;
•Operation of our LNG infrastructure, plants and other assets involves particular, significant risks;
•Climate change may increase the frequency and severity of weather events and other natural disasters that could result in an interruption of our operations, a delay in the completion of future facilities, or delays in payments from our customers;
•Our insurance may be insufficient to cover losses that may occur to our property or result from our operations;
•Our energy-related infrastructure is subject to operational, regulatory, environmental, political, legal and economic risks;

•We are relying on third party contractors to operate our business and execute our strategy;
•We may not be able to purchase or receive physical delivery of natural gas in sufficient quantities and/or at economically attractive prices to satisfy our delivery obligations;
•Changes in legislation and regulations could have a material adverse impact on our business, results of operations, financial condition, liquidity and prospects;
•We face competition in the LNG industry which is intense, and some of our competitors have greater financial, technological and other resources than we currently possess;
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
•A major health and safety incident involving LNG or within the energy industry may lead to more stringent regulation of LNG operations or the energy business generally, resulting in difficulties in obtaining permits, on favorable terms, and may otherwise lead to significant liabilities and reputational damage;
•Failure to obtain and maintain permits, approvals and authorizations from governmental and regulatory agencies could impede operations and could have a material adverse effect on us;
•Existing and future environmental, health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions;
•Environmental, social, and governance (“ESG”) goals, programs, and reporting may impact our access to capital;
•Our Chinese Joint Venture, BOMAY, has a limited life and is subject to risk that it may not be renewed;
•We have operations and investment in foreign countries and we could experience losses from foreign economies as well as unexpected operating, financial, political or cultural factors; and
•Our ability to maintain our liquidity may be materially and adversely affected if we are unable to access the capital markets or if any significant customer fails to perform its contractual obligations for any reason.
Risks Inherent in an Investment in Us
•Investment in us is speculative, and our common stock is thinly traded with a limited market and volatile;
•We may continue to incur losses and may never achieve profitability;
•Our Company may need substantial additional funding or we may be compelled to delay, reduce or eliminate portions of our existing business operations and development efforts;
•Raising additional capital may cause dilution to our stockholders or restrict our operations;
•Casey Crenshaw has voting control over our Company, and we may have conflicts of interest arising out of transactions with parties related to Casey Crenshaw;
•Provisions in our corporate charter documents and under Florida law could make an acquisition of the Company, which may be beneficial to its stockholders, more difficult and prevent attempts by our stockholders to replace or remove our current management;
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
•Increased inflation or periods of prolonged inflation may adversely impact the economy, our industry and results of operations;
•The spread of a contagious illness such as COVID-19 or resurgence of a COVID-19 variant, may adversely affect our business, operations and financial condition;
•A cyber incident could result in information theft, data corruption, operational disruption, operational delays and/or financial loss;
•From time to time, we may be involved in legal proceedings and may experience unfavorable outcomes;
•We will continue to incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies; and
•If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

PART I
ITEM 1. BUSINESS
OVERVIEW
Our Company
Stabilis Solutions, Inc. and its subsidiaries (the “Company”, “Stabilis”, “our”, “us” or “we”) is an energy transition company that provides turnkey clean energy production, storage, transportation and fueling solutions primarily using liquefied natural gas (“LNG”) to multiple end markets across North America. We have safely delivered over 360 million gallons of LNG through more than 36,000 truck deliveries during our 17-year operating history, which we believe makes us one of the largest and most experienced small-scale LNG providers in North America. We define “small-scale” LNG production to include liquefiers that produce less than 1,000,000 LNG gallons per day and “small-scale” LNG distribution to include distribution by trailer or tank container up to 15,000 LNG gallons or marine vessels that carry less than 8,000,000 LNG gallons. We provide LNG solutions to customers in diverse end markets, including aerospace, agriculture, industrial, utility, pipeline, mining, energy, remote clean power, and high horsepower transportation markets. Our customers use LNG as a partner fuel for renewable energy, and as an alternative to traditional fuel sources, such as distillate fuel oil and propane, to reduce harmful environmental emissions and lower fuel costs. Our customers also use LNG as a “virtual pipeline” solution when natural gas pipelines are not available or are curtailed. We also have the capability, knowledge and expertise to deliver other clean energy fuels still in commercial development such as hydrogen, renewable natural gas and synthetic natural gas.
We also provide electrical switch-gear, generator and instrumentation construction, installation and service to the marine, power generation, oil and gas, and broad industrial market segments in Brazil. Our products are used to safely distribute and control the flow of electricity from a power generation source to mechanical devices utilizing the power. We also offer a range of electrical and instrumentation turnarounds, maintenance and renovation projects.
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
In addition, other clean energy solutions such as hydrogen will play an increasingly important role in the energy transition as clean energy initiatives increase globally. We believe that LNG as well as other clean energy solutions will provide an important balance between environmental sustainability, security and accessibility, and economic viability and will play a key role in the energy transition.
BACKGROUND AND HISTORY
On July 26, 2019 (the “Effective Date”), we completed a share exchange with American Electric Technologies, Inc. (“American Electric”) and its subsidiaries (the "Share Exchange"). In the Share Exchange, American Electric acquired directly 100% of the outstanding limited liability company membership interests of Stabilis Energy, LLC (“Stabilis LLC”) from LNG Investment Company, LLC (“LNG Investment”) and 20% of the outstanding limited liability membership interests of PEG Partners, LLC (“PEG”) from AEGIS NG LLC (“AEGIS”). AEGIS owned a 20% noncontrolling interest of PEG. The remaining 80% of the outstanding limited liability company interests of PEG were owned directly by Stabilis LLC. As a result, Stabilis LLC became a direct 100% owned subsidiary of American Electric and PEG became an indirectly-owned 100% subsidiary of American Electric. Under the Share Exchange Agreement, American Electric issued 13,178,750 post-split shares of common stock to acquire Stabilis LLC, which represented approximately 90% of the total amount of common stock of American Electric, which was issued and outstanding as of July 26, 2019. The proposed transaction was approved by the shareholders of American Electric at a Special Meeting of Stockholders. The Share Exchange resulted in a change of control of American Electric to control by Casey Crenshaw by virtue of his beneficial ownership of 88.4% of the common stock of American Electric to be outstanding as of July 26, 2019.
Immediately following the Effective Date, the Company declared a reverse stock split of its outstanding common stock at a ratio of one-for-eight, American Electric changed its name to Stabilis Energy, Inc., and its common stock began trading under the ticker symbol “SLNG.” The change of name did not result in changes to the Company’s CUSIP number for the Company’s outstanding shares of common stock. The Company subsequently changed its name to Stabilis Solutions, Inc. Our common stock traded under the symbol “SLNG” on the Nasdaq Stock Market from July 29, 2019 to October 2, 2019. On October 3, 2019 the Company’s common shares commenced trading on the OTCQX Best Market under the same symbol. On April 26, 2021, the Company was approved for listing on the Nasdaq Stock Market under the same symbol.
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
On August 20, 2019, we completed our acquisition of Diversenergy, LLC (“Diversenergy”) and its subsidiaries. Diversenergy specializes in LNG distribution, providing LNG to customers who use it as a fuel in mobile high horsepower applications and to customers who do not have natural gas pipeline access. We purchased all of the issued and outstanding membership interests of Diversenergy for total consideration of 684,963 shares of the Company's common stock valued at $3.0 million at the closing date and $2.0 million in cash. The completion of the acquisition expanded the Company's presence in the distributed LNG and compressed natural gas (“CNG”) markets in Mexico.
On June 1, 2021, the Company closed on the purchase of an LNG production facility in Port Allen, Louisiana. The acquisition included an LNG liquefaction facility, the related assets and real property. The Company paid consideration of $5.0 million in cash plus legal fees and closing costs of approximately $0.1 million and 500,000 shares of Company common stock, which shares were valued at $3.8 million.
OUR BUSINESS
During 2021, the Company operated and managed its business through two operating segments: LNG and Power Delivery.
LNG Segment

Stabilis is an energy transition company that provides turnkey clean energy production, storage, transportation and fueling solutions to multiple end markets in North America through its LNG segment. Our diverse customer base utilizes LNG solutions as a fuel source in a variety of applications in the aerospace, industrial, utilities and pipelines, mining, energy, remote clean power and high horsepower transportation markets. Our customers use LNG as a partner fuel for renewable energy and as an alternative to traditional fuel sources, such as diesel, fuel oil, and propane, to reduce harmful environmental emissions and to lower fuel costs. Our customers also use LNG as a “virtual pipeline” solution when natural gas pipelines are not available or are curtailed. We provide multiple products and services to our customers, including:
LNG Production, LNG Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers”, which convert natural gas into LNG through a multiple stage cooling process.
We currently own and operate a liquefier that can produce up to 100,000 LNG gallons per day in George West, Texas and a liquefier that can produce up to 30,000 LNG gallons per day in Port Allen, Louisiana, which was purchased on June 1, 2021. We also purchase LNG from third-party production sources which allows us to support customers in markets where we do not own liquefiers.
Transportation and Logistics Services—Stabilis offers its customers a “virtual natural gas pipeline” by providing them with turnkey LNG transportation and logistics services in North America. We deliver LNG to our customers’ work sites from both our own production facility and our network of approximately 37 third-party production sources located throughout North America. We own a fleet of LNG fueled trucks and cryogenic trailers to transport and deliver LNG. We also outsource similar equipment and transportation services for LNG from qualified third-party providers as required to support our customer base.
Cryogenic Equipment Rental—Stabilis owns and operates a rental fleet of approximately 162 mobile LNG storage and vaporization assets, including: transportation trailers, electric and gas-fired vaporizers, ambient vaporizers, storage tanks, and mobile vehicle fuelers. We also own several stationary storage and regasification assets. We believe this is one of the largest fleets of small-scale LNG equipment in North America. Our fleet consists primarily of trailer-mounted mobile assets, making delivery to and between customer locations more efficient. We deploy these assets on job sites to provide our customers with the equipment required to transport, store, and consume LNG in their fueling operations. Our equipment is designed specifically for use in small-scale LNG applications and includes the safety and operational features that our customers and our regulators require.

The table below details our mobile asset base by type and number of assets at December 31, 2021.

Asset Type	Qty	Description
Mobile Storage and Vaporization Units	93	Located on customer sites for storage and delivery of LNG fuel
Transport Trailers	50	Deliver LNG from production sources to customer sites
Mobile Truck Fuelers	10	Mobile fueling station used to fill heavy duty trucks
Other Cryogenic Assets	9	Includes hose reels, pump skids, generators, and other
Total	162
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
Stabilis’ customers use LNG in their operations for multiple reasons, including lower and more stable fuel costs, reduced environmental emissions, and improved operating performance. We serve customers in a variety of end markets, including aerospace, industrial, energy, mining, remote clean power, utilities and pipelines, and high horsepower transportation. We believe that LNG consumption will continue to increase in these end markets in the future.
Stabilis believes that our extensive operating experience positions us to be a leader in the North American small-scale LNG markets. We plan to leverage this experience to grow our business by investing in new LNG production and LNG distribution assets throughout North America.
Power Delivery Segment
Stabilis provides power delivery equipment and services for the marine, power generation, oil and gas, and industrial market segments in Brazil through its Power Delivery segment. Our products are used to safely distribute and control the flow of electricity from a power generation source to mechanical devices utilizing the power. We also offer a range of electrical and instrumentation turnarounds, maintenance and renovation projects.
Additionally, we build power and control systems for the energy industry in China through our 40% interest in BOMAY.
Market for Small-Scale LNG in North America
LNG can serve as a partner fuel for renewable energy sources and provides an important balance between environmental sustainability, security and access, and economic viability as a source of fuel. LNG can also be used to deliver natural gas to locations where pipeline service is not available, has been interrupted, or needs to be supplemented and to replace a variety of other carbon-based fuels. We believe that the current and future markets for LNG are significant and will continue to grow for a number of years.
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
Increasing Growth in Renewable Energy Production. Energy production from renewable energy sources, in particular wind and solar, is growing rapidly across the world as many governments and businesses seek to reduce their carbon emissions. However, wind and solar are intermittent energy sources that require back-up energy sources that can come into service quickly and reliably. We believe that natural gas driven turbines and engines are the preferred viable back-up power source as they meet these operating requirements and use relatively clean natural gas. We believe that natural gas power generation could support the growth of wind and solar energy production and that LNG could be a preferred source of natural gas for off-pipeline applications.
Less Expensive than Other Traditional Fuels. The cost of natural gas compared to other energy sources is a significant driver for the future demand for natural gas and LNG. Technological advances in natural gas production have unlocked significant new gas reserves in North America. We believe that these proven, abundant and growing reserves of natural gas have the potential to produce among the highest volumes of natural gas in the world. This abundant supply of natural gas has supported relatively low natural gas prices in North America. The cost of natural gas in the United States and Canada currently is less than the cost of crude oil on an energy equivalent basis. In addition, because the price of the natural gas commodity makes up a smaller portion of the total cost of LNG relative to the commodity portion of competing fuels, the price of LNG is less sensitive to variations in the underlying commodity cost. These factors have made LNG more economical than competing fuel sources, and we believe that LNG will maintain this cost advantage into the foreseeable future.
The following chart illustrates the lower cost and decreased price sensitivity of LNG by comparing the historical wholesale price of Propane, Ultra-Low No. 2 Diesel, Indicative Liquefied Natural Gas and Natural Gas (Henry Hub).
ULSD, Propane & LNG pricing-2011 to December 31, 2021

Data Source:
EIA.gov; Mount Belvieu propane pricing; LA Harbor ULSD pricing; National Henry Hub Average U.S. Citygate NG Pricing
$ per MMBTU
30.00
25.00
20.00
15.00
10.00
5.00
-
Dec-10
Jun-11
Dec-11
Jun-12
Dec-12
Jun-13
Dec-13
Jun-14
Dec-14
Jun-15
Dec-15
Jun-16
Dec-16
Jun-17
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
DATE
Rack Propane
Rack ULSD
Rack LNG
Rack Henry Hub

Better Safety than Alternative Fuels. The physical characteristics of LNG make it a safer and more environmentally friendly fuel when compared to diesel and propane because it boils and dissipates rapidly into the air when spilled instead of pooling on or near the ground. If released, LNG is also less combustible than diesel and propane because it ignites at relatively high temperatures and within a narrow flammability range when mixed with air. In addition, LNG fuel tanks and systems used in natural gas applications are subjected to a number of federal and state required safety tests, such as fire, environmental hazard, burst pressure and crash testing that ensure their safety.
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
Other Markets, Demand and Opportunities for Our Services
Other Clean Energy Fuels such as Hydrogen, Renewable Natural Gas and Synthetic Natural Gas. We believe that our technical expertise, production, transportation and storage capabilities allows us to provide other clean energy fuels such as hydrogen, renewable natural gas and synthetic natural gas. The current market demand for these is currently very small as they are generally not yet commercially viable compared to more traditional hydrocarbon-based fuel sources (including natural gas). However, production and distribution technologies are currently under development by various manufacturers for all of these. As we believe societies and governments strive for a decarbonized world, development of commercially viable, zero emission fuel technologies could make these other energy transition fuels more prevalent in the coming decades. According to a 2021 study published by the Hydrogen Council, over 200 hydrogen projects have been announced worldwide, including over 19 in North America, including projects for large-scale industrial usage, use as a transportation fuel in ships and buses, and distribution, transportation, and storage infrastructure. Hydrogen spending projections across the value chain based on project announcements add up to more than $300 billion through 2030. Hydrogen can be transported by trucks, pipelines or ships depending on the targeted end-use. We expect that small-scale hydrogen distribution using equipment and expertise similar to that used for small-scale LNG will play an important role in the ultimate acceptance and utilization of hydrogen as a low to zero emission fuel source.
Our Customers
Stabilis serves customers in a variety of end markets, including aerospace, industrial, utilities and pipelines, mining, energy, commercial, and transportation within the United States and Mexico. We believe these customer markets are well suited to use LNG and hydrogen because they consume relatively high volumes of fuel, operate in mobile, temporary or off-pipeline locations, have limited access to alternative fuel sources, and/or are facing increasingly stringent emissions or other environmental requirements. We currently serve approximately 120 customers. For the year ended December 31, 2021, Aggreko Plc, Minera Penmont and Chevron Corporation each accounted for more than 10% of our revenues. For the year ended December 31, 2020, Chevron Corporation and Aggreko Plc each accounted for more than 10% of our revenues. During such periods, no other purchaser accounted for 10% or more of our revenue.
Aerospace. The Aerospace industry utilizes LNG as a propellant for rocket propulsion systems and LNG provides an economical, readily available, and easily stored fuel for rockets engines. Aerospace firms may also utilize LNG for power generation at remote facilities. Consumption of LNG at aerospace facilities vary significantly by project type.
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
Utilities and Pipelines. North America has an expansive network of pipelines that, based on age and increasingly more stringent regulations, require routine testing and maintenance. During such events LNG fueling solutions can provide flow assurance to address natural gas supply interruptions during pipeline hydrostatic testing, repairs, gas distribution system curtailments, or unplanned outages. Such solutions can also provide a bridge for large industrial or utility customers before permanent pipelines are installed. LNG is becoming more predominant in regions where natural gas demand is growing and utilities and pipelines are required to continue to meet critical peak gas demand. LNG can provide an economic solution to support these supply requirements during peak weather conditions, gas curtailments and/or pipeline repairs. In addition, utilities and other power providers can also utilize LNG to provide clean distributed power when access to an electrical grid is limited, additional power is needed during times of peak load, or power infrastructure is damaged due to storms such as hurricanes or wildfires. LNG usage in utility and pipeline applications varies significantly by project type. Hydrogen and methane blends are currently being tested by pipelines as a method of reducing emissions from pipeline gas.
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
Commercial. Commercial locations, including offices, call centers, data centers and campuses, often need fuel for primary or back-up power generation. LNG often replaces propane or diesel fuel in these applications. LNG usage in commercial applications varies significantly by location size and purpose.
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
Marine Bunkering of LNG. We believe that opportunities to provide LNG as a fuel source to the marine transportation industry represents a significant opportunity for us. As shipping and marine transportation companies expand the use of LNG as a fuel source, we believe that we are positioned to capitalize on future growth. The International Maritime Organization (“IMO”) has imposed a global sulfur cap of 0.5% on ships trading outside of established emission control areas starting in January 2020, a level that could be difficult to achieve using common marine fuels, such as heavy fuel oil, but could be achieved using LNG. Large marine vessels can take several hundred thousand gallons of LNG in a single fuel bunkering event.
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
China. Through our 40% interest in BOMAY, we provide power and control systems for the land drilling and production market in China.
Competitive Strengths
Stabilis believes that we are well positioned to execute our business strategies based on the following competitive strengths:
LNG is an economically and environmentally attractive product. Stabilis believes that many of our customers use LNG because it can significantly reduce harmful carbon dioxide, nitrogen oxide, sulfur, particulate matter, and other emissions as compared to other hydrocarbon-based fuels. LNG is also an important partner fuel for renewables such as solar and wind power and will be a key component of the energy transition to more sustainable sources of energy. We also believe that the combination of cost and environmental benefits makes LNG a compelling fuel source for many energy consumers. We believe that LNG can be delivered to customers at prices that are lower and more stable than what they would pay for distillate fuels or propane. In addition, several of our customers have reported that LNG as a fuel decreases their operating costs by reducing equipment maintenance requirements and providing more consistent burn characteristics.
Demonstrated ability to execute LNG projects safely and cost effectively. Stabilis has produced and delivered over 360 million gallons of LNG to our customers throughout our 17 year operating history. Our experience includes building and operating LNG production facilities, delivering LNG from third-party sources to our customers, and designing and executing a wide-variety of turnkey LNG fueling solutions for our customers using our cryogenic equipment fleet supported by our field service team. We have experience serving customers in multiple end markets including aerospace, industrial, utilities and pipelines, mining, energy, remote clean power, and transportation. We also have experience exporting LNG to Mexico and Canada. Finally, we believe our team is among the most experienced in the small-scale LNG industry. We believe that we can leverage this proven LNG execution experience to grow our business in existing markets and expand our business into new markets including the nascent hydrogen market. The production and distribution of hydrogen shares many attributes with LNG and we believe hydrogen will be a safe fuel and increasingly cost effective as acceptance grows.
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
Competition
The market for natural gas is highly competitive. Stabilis believes the biggest competition for LNG in these applications are distillate fuels and propane as they power the majority of engines and generators in our target markets. We also compete with other fuel sources including pipeline natural gas and CNG. We believe we have multiple competitors in the market for natural gas fuel, including, but not limited to:
•Producers and distributors of LNG, including New Fortress Energy LLC, Clean Energy Fuels Corp., BHE GT&S Berkshire Hathaway Energy (formerly Dominion Energy), Eagle LNG, Applied LNG, Kinetrex Energy, numerous utilities located across the country which produce LNG for peak shaving purposes, and numerous local providers of cryogenic distribution and field services; and
•Producers and distributors of CNG, including NG Advantage LLC, Xpress Natural Gas LLC (Basalt Infrastructure Partners), Compass Natural Gas Partners LP and Certarus Ltd.
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

Stabilis does not believe that we compete with mid-scale and world-scale LNG liquefiers that produce more than 1,000,000 LNG-gallons per day. These large LNG production facilities, such as those operated by Cheniere Energy and Freeport LNG, typically are designed and permitted to fill large marine vessels that deliver cargos of 21,120,000 LNG-gallons or more to large import terminals in foreign markets. We do not believe that any of them currently have or plan to have truck loading facilities that would be required to supply LNG to small-scale LNG customers. We also do not believe that any mid-scale or large-scale liquefiers currently have plans to install LNG loading capabilities for vessels smaller than 7,920,000 LNG-gallons.
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
Seasonality
We did not experience significant seasonal variations in volume of LNG delivered to our customers during 2021, and we do not expect future volumes to be significantly impacted by seasonal variations. However, our revenues are susceptible to variations due to changes in the price of natural gas as we pass this cost onto our customer. The price of natural gas can fluctuate at any time during the year due to isolated factors, but on average, natural gas prices tend to be higher in peak winter and peak summer months when heating and cooling demand is seasonally higher.
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
Human Capital Resources
Stabilis believes that one of its key assets is the collective expertise, experience and diversity of its workforce. The Company depends on all of its employees, including its executive officers and senior management, to successfully operate its businesses and to successfully execute its strategy going forward. As of December 31, 2021, Stabilis had 293 employees, 249 of whom were full-time employees. We believe our relations with employees are satisfactory. None of our employees are currently subject to a collective bargaining agreement.
Stabilis seeks to attract and retain its employees by offering competitive compensation packages including base and incentive compensation, attractive benefits and opportunities for advancement and rewarding careers. The Company periodically reviews and adjusts, if needed, its employees’ compensation to ensure that it is competitive within the industry and is consistent with their level of performance. Stabilis considers employee benefits to be an important part of employee total compensation. For this reason, the Company’s benefits include medical, dental, and vision and insurance, short- and long-term disability insurance, accidental death and disability insurance, travel and accident insurance, as well as a 401(k) contribution retirement plan. The Company’s ability to attract employees is also significantly influenced by our efforts to create a culture founded on opportunity, personal growth, respect, collaboration and its ability to value the diverse backgrounds, skills and contributions that its employees offer.
Stabilis strives to provide its people with all of the tools and support necessary for them to succeed and safely perform their duties. The safety of its employees, contractors, customers and communities is paramount to the Company’s success. To ensure safe, reliable and efficient operations in a highly regulated environment, the Company supports and utilizes various employee training, educational programs as well as safety programs with detailed safety and health related procedures that all are required to follow. In response to the COVID-19 pandemic, the Company has implemented workplace controls and risk mitigation measures that have enabled the Company to work through several periods of elevated impacts from COVID-19, including the Delta and Omicron variants.
Intellectual Property
The intellectual property portfolio of Stabilis and its subsidiaries includes patents and trademarks. The Company has a patent in both US and Canada for the use of natural gas for well enhancement. The Company has two patents for rotary fluid processing systems and a US patent for a gas processing system. The Company also has three pending foreign patent applications (one in Canada and two in Mexico). The last patent to expire in the U.S. will expire in July 2038, absent any adjustments or extensions. The Company has ten U.S. trademark registrations and one foreign trademark registration (Canada). The Company has no pending trademark applications.
Available Information
Stabilis’ principal executive office is located at 11750 Katy Freeway, Suite 900, Houston, Texas 77079. Our telephone number is 832-456-6500 and our website address is www.stabilis-solutions.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information filed with or furnished to the SEC available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. The reference to Stabilis’ website is not intended to incorporate the information on the website into this report or any of our filings with the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. This annual report on Form 10-K, including all exhibits and amendments, has been filed electronically with the SEC.

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
Our business strategy relies upon our future ability to successfully market natural gas to end-users, develop and maintain cost-effective logistics in our supply chain and construct, develop and operate energy-related infrastructure in North America. Our business strategy assumes that we will be able to expand our operations further in North America, enter into long-term purchase and supply contracts with end-users, acquire and transport LNG at attractive prices, develop infrastructure, and other future projects, into efficient and profitable operations in a timely and cost-effective way, obtain approvals from all relevant federal, international, state and local authorities, as needed, for the construction and operation of these projects and other relevant approvals, and obtain long-term capital appreciation and liquidity with respect to such investments. Our strategy may also be affected by future governmental laws and regulations. It also assumes that we will be able to enter into strategic relationships with energy end-users, power utilities, LNG providers, transportation companies, infrastructure developers, financing counterparties and other partners. These assumptions are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control. Additionally, in furtherance of our business strategy, we may acquire operating businesses or other assets in the future. Any such acquisitions would be subject to significant risks and contingencies, including the risk of integration, and we may not be able to realize the benefits of any such acquisitions.
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
•    failure to win new bids or contracts;
•changes in regulatory, geopolitical, social, economic, tax or monetary policies and other factors;

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
Our business may require additional funding from various sources, which may not be available or may only be available on unfavorable terms.
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
A limited number of customers currently represent a substantial majority of our income. Our operating results are currently contingent on our ability to maintain LNG services to these customers. At least in the short term, we expect that a substantial majority of our sales will continue to arise from a concentrated number of customers, such as power utilities, energy producers and industrial end-users. For the year ended December 31, 2021, Chevron Corporation, Aggreko PLC and Minera Penmont each accounted for more than 10% of our revenues. We may be unable to accomplish our business plan to diversify and expand our customer base by attracting a broad array of customers, which could negatively affect our business, results of operations and financial condition.
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
Risks of nonpayment and nonperformance by customers are a consideration in our businesses, and our credit procedures and policies may be inadequate to sufficiently eliminate customer credit risk. As part of our business strategy, we intend to target customers who have not been traditional purchasers of natural gas, including customers in developing countries, and these customers may have greater credit risk than typical natural gas purchasers. Therefore, we may request prepayments in advance for purchasing LNG or our services for certain customers that pose a greater customer credit risk than other companies in the industry. Further, adverse economic conditions in the energy industry increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings or significant counterparty risks. Finally, we may be unable to collect amounts due or damages we are awarded from certain customers, and our efforts to collect such amounts may damage our customer relationships. Any material nonpayment or nonperformance by our customers could have a materially adverse effect on our financial condition and results of operations.
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
Our customer contracts contain various termination rights, including, without limitation:
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
Our business generally is based on assumptions about the future availability and price of natural gas and LNG markets. Natural gas and LNG prices have at various times been and may become volatile due to one or more of the following factors:
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
We have significant working capital requirements, primarily driven by the delay between the purchase of and payment for natural gas and the payment terms that we offer our customers. Differences between the date when we pay our LNG supply and service providers and the date when we receive payments from our customers may adversely affect our liquidity and our cash flows. We expect our working capital needs to increase as our total business increases. If we do not have sufficient working capital, we may not be able to pursue our growth strategy, respond to competitive pressures or fund key strategic initiatives which may harm our business, financial condition and results of operations.
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

The operation of our plants involves particular, significant risks.
The operation of our plants involves particular, significant risks, including, among others: failure to maintain the required license(s) or other permits required to operate our plants; failure in health and safety performance and management of health and safety risks; failure to comply with applicable laws and regulations, including environmental laws and regulations; failure to properly manage environmental risks, including pollution, contamination, and exposure to hazardous materials; the inability, or failure, of any counterparty to any plant-related agreements to perform their contractual obligations to us and planned and unplanned power outages due to maintenance, expansion and refurbishment. We cannot assure you that future occurrences of any of the events listed above or any other events of a similar or dissimilar nature would not significantly decrease or eliminate the revenues from, or significantly increase the costs of operating, our plants. As a consequence, there may be reduced or no revenues from our plants which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Global climate change may in the future increase the frequency and severity of weather events and the losses resulting therefrom, which could have a material adverse effect on the economies in the markets in which we operate or plan to operate in the future and therefore on our business.
Over the past several years, changing weather patterns and climatic conditions have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate and intend to operate, and have created additional uncertainty as to future trends. There is a growing consensus today that climate change increases the frequency and severity of extreme weather events and, in recent years, the frequency of major weather events appears to have increased. We cannot predict whether or to what extent damage that may be caused by natural events, such as severe tropical storms and hurricanes, will affect our operations or the economies in our current or future market areas, but the increased frequency and severity of such weather events could increase the negative impacts to economic conditions in these regions and result in a decline in the value or the destruction of our liquefiers and downstream facilities or affect our ability to transport LNG. In particular, if one of the regions in which we operate is impacted by such a natural catastrophe in the future, it could have a material adverse effect on our business. Further, the economies of such impacted areas may require significant time to recover and there is no assurance that a full recovery will occur. Even the threat of a severe weather event could impact our business, financial condition or the price of our common stock.
Hurricanes or other natural or man-made disasters could result in an interruption of our operations, a delay in the completion of future facilities, higher construction costs or the deferral of the dates on which payments are due under our customer contracts, all of which could adversely affect us.
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
If one or more trailer, terminals, pipelines, facilities, equipment or electronic systems that we own, lease or operate or that deliver products to us or that supply our facilities and our customers’ facilities are damaged by severe weather or any other disaster, accident, catastrophe, terrorist or cyber-attack or event, our operations could be significantly interrupted. These delays and interruptions could involve significant damage to people, property or the environment, and repairs could take a week or less for a minor incident to six months or more for a major interruption. Any event that interrupts the revenues generated by our operations, or that causes us to make significant expenditures not covered by insurance, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
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
•    the completion or success of our construction project may depend on the completion of a third-party construction project that we do not control and that may be subject to numerous additional potential risks, delays and complexities;
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

We expect to be dependent on contractors for the successful completion of our energy-related infrastructure.
Timely and cost-effective completion of energy-related infrastructure, including liquefaction facilities, as well as future projects, in compliance with agreed specifications is central to our business strategy and is highly dependent on the performance of our contractors. The ability of our contractors to perform successfully under their agreements with us is dependent on a number of factors, including the contractor’s ability to:
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
We will be dependent upon third party LNG suppliers and shippers and facilities to provide delivery options to and from their energy-related infrastructure. If LNG were to become unavailable for current or future volumes of natural gas due to repairs or damage to supplier facilities, lack of capacity or any other reason, our ability to continue delivering natural gas to end-users could be restricted, thereby reducing revenues. Any permanent interruption at any key LNG supply chains that causes a material reduction in volumes could have a material adverse effect on our business, financial condition, operating results, cash flow, liquidity and prospects.
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
The success of our current operations and future projects will depend in part on our ability to create and maintain a competitive position in the natural gas liquefaction industry. In particular, although we plan to utilize proven technologies such as those currently in operation at our George West and Port Allen liquefiers, we do not have any exclusive rights to any of these technologies. In addition, such technologies may be rendered obsolete or uneconomical by legal or regulatory requirements, technological advances, more efficient and cost-effective processes or entirely different approaches developed by one or more of our competitors or others. We must be able to anticipate these changes, understand the market’s challenges, identify and integrate technological developments in order to maintain our competitiveness, maintain a high level of performance and operational excellence, and best meet the needs and demands of our customers. Failure to anticipate and keep up with the pace of technological innovation could materially and adversely affect our business, ability to realize benefits from future projects, results of operations, financial condition, liquidity and prospects.
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
A significant portion of our anticipated revenue in 2022 will be dependent upon our facilities in George West, Texas and Port Allen, Louisiana. Due to our lack of asset and geographic diversification, an adverse development at the George West Liquefier or Port Allen Liquefier or in the LNG industry, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.
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
We are dependent upon the available labor pool of skilled employees, including truck drivers. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate energy-related infrastructure and to provide our customers with the highest quality service. In addition, the tightening labor market may affect our ability to hire and retain skilled labor and require us to pay increased wages.
In addition, we, and our subsidiaries in the United States who hire personnel, are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. We are also subject to applicable labor regulations in the other jurisdictions in which we operate, including Mexico and Brazil. We may face challenges and costs in hiring, retaining and managing our employee base. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain qualified personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. Any increase in our operating costs could materially and adversely affect our business, financial condition, operating results, liquidity and prospects.
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
The design, construction and operation of energy-related infrastructure, including existing and proposed facilities, the import and export of LNG and the transportation of natural gas, are highly regulated activities at the federal, state and local levels. The Pipeline Hazardous Materials Safety Administration (“PHMSA”) has promulgated detailed regulations governing LNG facilities under its jurisdiction to address LNG facility siting, design, construction, equipment, operations, maintenance, personnel qualifications and training, fire protection and security. State and local regulators can impose similar siting, design, construction and operational requirements. Additional approvals of the Department of Energy (“DOE”) under Section 3 of the Natural Gas Act (“NGA”), as well as several other material governmental and regulatory permits, approvals and authorizations, including under the Clean Air Act (“CAA”) and the Clean Water Act (“CWA”) and their state analogues, may be required in order to construct and operate an LNG facility and export LNG. Certain federal permitting processes may trigger the requirements of the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment. Compliance with NEPA may extend the time and/or increase the costs for obtaining necessary governmental approvals associated with our operations and create independent risk of legal challenges to the adequacy of the NEPA analysis, which could result in delays that may adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and profitability. We may also be subject to yet additional requirements in Mexico or other jurisdictions, including with respect to land use approvals needed to construct and operate our facilities. We also must comply with foreign regulations regarding to the extent we transport LNG within Canada and Mexico.
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
Environmental, social, and governance (“ESG”) goals, programs, and reporting are increasingly being identified by capital providers and investors as a priority for the energy industry, and access to capital and investors for companies not prioritizing ESG may become increasingly limited.
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

Our Chinese Joint Venture, BOMAY, has a limited life and is subject to risk that it may not be renewed.
We hold a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), who owns 51%. The remaining 9% is owned by AA Energies, Inc. Our joint venture, BOMAY, has a finite life that is set to terminate in 2028. The joint venture may be terminated earlier for valid business reasons including force majeure. In the event the joint venture is to be terminated, either party may acquire the other parties’ interests and continue the operations of the joint venture. Additionally, the term of the joint venture may be extended upon agreement of all parties. In such case, the joint venture shall apply for the extension to the relevant Chinese authority six months before expiration of the venture. At this time, Stabilis has no indication that the joint venture will not be extended; however, U.S. and Chinese political relations are strained and we can provide no assurance that such an extension will occur. The balance of our investment in BOMAY at December 31, 2021 was $12.3 million accounted for using the equity method of accounting and is subject to risk. See Note 7 of the Notes to Consolidated Financial Statements for further discussion or our investment in BOMAY.

We have operations and investment in foreign countries and we could experience losses from weakening foreign economies as well as unforeseen or unexpected operating, financial, political or cultural factors in these countries.

We have operations in Mexico, Brazil and in China. We could experience losses resulting from weakening foreign economies (including foreign exchange losses), as well as unforeseen or unexpected operating, financial, political or cultural factors in these countries. Strained diplomatic and political relationships between the United States and these foreign countries, along with weaker legal systems, could also adversely affect our investment and business opportunities in these countries. See Note 3 of the Notes to Consolidated Financial Statements regarding the value of our assets in foreign countries.

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
The Company may, from time to time, enter into credit arrangements or finance lease obligations. If we are unable to obtain additional funding, approvals or amendments to our financings outstanding from time to time, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan and our business, financial condition or results of operations may be materially adversely affected. Additionally, we may need to adjust the timing of our planned capital expenditures depending on the requirements of financing arrangements and availability of such additional funding. Our ability to raise additional capital will depend on financial, economic and market conditions, and our progress in executing our business strategy and other factors, many of which are beyond our control. We cannot assure you that such additional funding will be available on acceptable terms, or at all. Additional debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
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
Our common stock is thinly traded with a limited market and volatile.
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
Additionally, the market price of our common stock may fluctuate. Market prices for securities of energy producers, distributors and other businesses in the energy generation and distribution industry have been particularly volatile. In addition to being thinly traded, some of the factors that may cause the market price of the common stock of the Company to fluctuate include:
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
Casey Crenshaw has voting control over our Company.
As of December 31, 2021, Casey Crenshaw has beneficial ownership of 73.7% of the outstanding shares of our common stock. As a result, Mr. Crenshaw may control all matters that require stockholder approval, as well as our management and affairs. For example, Mr. Crenshaw may unilaterally approve the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way the Company is managed or the direction of its business. Mr. Crenshaw’s interests with respect to matters potentially or actually involving or affecting the Company, such as future acquisitions, financings and other corporate opportunities and attempts to acquire the Company, may conflict with the interests of our other stockholders. This concentration of ownership control may:
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

Moreover, because we are incorporated in Florida, we are governed by the provisions of Section 607.0901 and 607.0902 of the Florida Business Corporation Act.
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
We are highly dependent on principal members of our management team and certain of our other employees. The loss of the services of any member of our management team could disrupt our operations, adversely impact the achievement of our objections and increase our exposure to the other risks described in this “Risk Factors” section. We have not entered into employment agreements with Mr. Puhala and certain other members of our management team, and any of them could leave our employment at any time.
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
General Risk Factors
Weakened global macro-economic and geopolitical conditions may adversely affect our industry, ability to access capital, business and results of operations.
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

Increased inflation or periods of prolonged inflation may adversely impact the economy, our industry and results of operations.
The Company experienced higher than normal inflationary pressure during the latter part of 2021 which we expect to continue into 2022. Specifically, costs for fuel, repairs, maintenance, electricity, wages for skilled labor and insurance continue to increase. We believe that inflationary pressures are the result of a post-COVID-19 period of recovery, economic growth and demand in recent months. Public concern increased recently with a resurgence in COVID-19 infections due to the Omicron variant during Q4 2021 and early into Q1 2022. This resurgence resulted in reinstatement of certain COVID restrictions in certain parts of the world and uneasiness concerning future demand and growth. However, the effects of the Omicron variant thus far appear to be shorter-lived and have not significantly repressed recent increased economic growth and demand. Increases in economic growth and demand have been limited by skilled labor and transportation resources within our markets resulting in a period of increasing costs. Further, natural gas inventories and production, which decreased during the COVID-19 pandemic, have been slow to respond. While we pass a significant portion of the cost of natural gas and transportation on to our customers, we are not able to pass through all costs which has resulted in margin pressure and decreasing margins.
No assurances can be made about future price trends. As post-COVID-19 pandemic demand continues to evolve, the economy, commodity prices, demand for our products and our cost of operations and share price may all be impacted. The ultimate extent and effects of these impacts are difficult to estimate; however, continued periods of increasing costs could adversely impact our future results and operating cash flows.
The spread of a contagious illness such as COVID-19 or resurgence of a COVID-19 variant, may adversely affect our business, operations and financial condition.
The responses of governmental authorities and companies across the world to reduce the spread of the COVID-19 pandemic significantly reduced global economic activity. Various containment measures, included business closures, work stoppages, work-from-home directives, shuttering of public spaces and events and/or severe restrictions of global and regional travel, among others, while aiding in the prevention of further spread of the virus, resulted in the slowing of economic growth, reduced demand for crude oil and natural gas and the disruption of global manufacturing supply chains. In addition, federal, state and local governments enacted various measures to try to contain the outbreak of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns.
Our facilities in George West, Texas and Port Allen, Louisiana, as well as our M&I Brazil subsidiary in Brazil, and our 40% interest in BOMAY, a joint venture in China, are critical infrastructure and continued to operate during the COVID-19 pandemic. In the event another contagious illness similar to COVID-19 were to create another pandemic, we expect that we would continue to operate which means that we would be required to keep our employees who operate our facilities safe and minimize unnecessary risk of exposure to the illness. In the past, we have taken and continue to take certain precautionary measures to protect the continued safety and welfare of our employees who continue to work at our facilities which include the modification of certain business and workforce practices and work from home policies where appropriate These measures were taken to prevent an outbreak at our facilities but may result in increased costs. Further, if a large number of our employees in those critical facilities were to contract a contagious disease at the same time, our operations could be adversely affected.
The impacts of a contagious illness or resurgence of a new COVID-19 variant remain unknown, but may include, among others:
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
In response to the COVID-19 pandemic, the Company implemented a number of cost control measures, including headcount reductions, temporary salary reductions and other measures to adjust to anticipated activity levels and maintain adequate liquidity. There can be no assurance that the Company's mitigation efforts to protect employees and manage costs in the event of a new contagious illness or resurgence of COVID-19 will be sufficient to offset the potential adverse impacts. The extent to which our business, contracts, financial condition, operating results, cash flow, liquidity and prospects are affected by a contagious illness outbreak or related volatility in the energy markets will depend on various factors beyond our control and are highly uncertain, including the duration and scope of the outbreak, decreased demand for LNG and the resulting economic effects of the contagious illness.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The corporate headquarters of Stabilis are located at 11750 Katy Freeway, Suite 900, Houston, TX 77079. Stabilis leases its general office space at its corporate headquarters. Currently, the Company's lease is on a month-to-month basis with a related party, and the Company is in negotiations to formalize a long-term lease. On July 30, 2021, the Company terminated its former office lease for a fixed settlement, payable in 43 monthly payments. In accordance with the termination, the Company was released from all future rights and obligations under the lease.
Stabilis or its subsidiaries currently own or lease the following principal properties:

Facility Location	Use	Size	Leased or Owned	Expiration of Lease
Houston, TX	Office	13,000 sq. ft.	Leased	Month to month
George West, TX	LNG Plant	3,400 sq. ft. on 31.04 acres	Owned	N/A
Port Allen, LA	LNG Plant	2,400 sq. ft. on 18.98 acres	Owned	N/A
Bellevue, WA	Office	1,610 sq. ft.	Leased	June 30, 2022
Hudson, CO	Storage Site	On 2 acres	Leased	May 31, 2022
Macaé, Brazil	Offices and shop services	24,756 sq. ft.	Leased	January 14, 2023
Rio de Janeiro, Brazil	Offices and shop services	6,460 sq. ft.	Leased	July 31, 2022
Belo Horizonte, Brazil	Offices and manufacturing	10,764 sq. ft.	Leased	April 1, 2024
Monterrey, Mexico	Office	1,888 sq. ft.	Leased	August 14, 2024
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
See Note 13 of the Notes to Consolidated Financial Statements for a discussion of our commitments and contingencies and any outstanding legal matters.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock trades under the symbol “SLNG” on The Nasdaq Stock Market, LLC.
The Company did not declare or pay cash dividends on common shares in either fiscal year 2021 or 2020. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operations of its business.
Holders
As of March 9, 2022, we had 23 holders of record of our common stock and 17,691,268 shares of common stock outstanding, based on information provided by our transfer agent.

Equity Compensation Plan
The information relating to the Company's equity compensation plans required by Item 5 is included in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters contained herein.
Item 6. RESERVED
Not applicable.

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
OVERVIEW
During 2021, the Company operated and managed its business through two operating segments: LNG and Power Delivery.
LNG Segment
Stabilis Solutions, Inc. and its subsidiaries is an energy transition company that provides turnkey clean energy production, storage, transportation and fueling solutions primarily using liquefied natural gas (“LNG”) to multiple end markets across North America through its LNG segment. We provide LNG solutions to customers in diverse end markets, including aerospace, agriculture, industrial, utility, pipeline, mining, energy, remote clean power, and high horsepower transportation markets. LNG can be used to deliver natural gas to locations where pipeline service is not available, has been interrupted, or needs to be supplemented. Our customers use LNG as a partner fuel for renewable energy, and as an alternative to traditional fuel sources, such as distillate fuel oil (including diesel fuel and other fuel oils) and propane, among others to provide both environmental and economic benefits. We believe that these alternative fuel markets are large and provide significant opportunities for LNG substitution.
We also have the capability, knowledge and expertise to deliver other clean energy fuels still in commercial development such as hydrogen, renewable natural gas and synthetic natural gas which we believe will play an increasingly important role in the energy transition as clean energy initiatives increase globally, including the development of hydrogen powered marine vessels, fueling station infrastructure and fuel cell technologies.
We believe that LNG as well as other clean energy solutions will provide an important balance between environmental sustainability, security and accessibility, and economic viability when compared to both renewables and other traditional hydrocarbon-based fuels and will play a key role in the energy transition.
Our LNG operations generate revenue by selling and delivering LNG to our customers, renting cryogenic equipment and providing engineering and field support services. We sell our products and services separately or as a bundle depending on the customer’s needs. LNG pricing depends on market pricing for natural gas and competing fuel sources (such as diesel, fuel oil, and propane among others), as well as the customer’s purchased volume, contract duration and credit profile. Stabilis’ customers use LNG in their operations for multiple reasons, including lower and more stable fuel costs, reduced environmental emissions, and improved operating performance.
LNG Production and Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers”, which convert natural gas into LNG through a multiple stage cooling process. We currently own and operate a liquefier that can produce up to 100,000 LNG gallons per day in George West, Texas and a liquefier that can produce up to 30,000 LNG gallons per day in Port Allen, Louisiana, which was purchased on June 1, 2021. We also purchase LNG from third-party production sources which allows us to support customers in markets where we do not own liquefiers. We make the determination of LNG and transportation supply sources based on the cost of LNG, the transportation cost to deliver to regional customer locations, and the reliability of the supply source.
Transportation and Logistics Services—Stabilis offers our customers a “virtual natural gas pipeline” by providing them with turnkey LNG transportation and logistics services in North America. We deliver LNG to our customers’ work sites from both our own production facility and our network of 37 third-party production sources located throughout North America. We own a fleet of LNG fueled trucks and cryogenic trailers to transport and deliver LNG. We also outsource similar equipment and transportation services for LNG from qualified third-party providers as required to support our customer base.
Cryogenic Equipment Rental—Stabilis owns and operates a rental fleet of approximately 162 mobile LNG storage and vaporization assets, including: transportation trailers, electric and gas-fired vaporizers, ambient vaporizers, storage tanks, and mobile vehicle fuelers. We also own several stationary storage and regasification assets. We believe this is one of the largest fleets of small-scale LNG equipment in North America. Our fleet consists primarily of trailer-mounted mobile assets, making delivery to and between customer locations more efficient. We deploy these assets on job sites to provide our customers with the equipment required to transport, store, and consume LNG in their fueling operations.
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
Marine Bunkering of LNG—We believe that opportunities to provide LNG as a fuel source to the marine transportation industry represent a significant opportunity for us. As shipping and marine transportation companies expand the use of LNG as a fuel source we believe that we are positioned to capitalize on future growth. The International Maritime Organization (“IMO”) has imposed a global sulfur cap of 0.5% on ships trading outside of established emission control areas starting in January 2020, a level that could be difficult to achieve using common marine fuels, such as heavy fuel oil, but could be achieved using LNG. Large marine vessels can take several hundred thousand gallons of LNG in a single fuel bunkering event.
Other Clean Energy Fuels such as Hydrogen, Renewable Natural Gas and Synthetic Natural Gas—We believe that our technical expertise, production, transportation and storage asset capabilities are favorable for other clean energy fuels such as renewable natural gas, synthetic natural gas and hydrogen, The current market demand for these is currently very small as they are not yet commercially viable compared to more traditional hydrocarbon-based fuel sources (including natural gas). However, production and distribution technologies are currently under development by various manufacturers for all of these. As we believe societies and governments strive for a decarbonized world, development of commercially viable, zero emission fuel technologies could make these a key energy transition fuel in the coming decades. Hydrogen can be transported by trucks, pipelines or ships depending on the targeted end-use. We expect that small-scale hydrogen distribution using equipment and expertise similar to that used for small-scale LNG will play an important role in the ultimate acceptance and utilization of hydrogen as a low to zero emission fuel source.
Power Delivery Segment
As a result of the business combination with American Electric, Stabilis provides electrical switch-gear, generator and instrumentation construction, installation and service to the marine, power generation, oil and gas, and broad industrial market segments in Brazil through its Power Delivery segment. Our products are used to safely distribute and control the flow of electricity from a power generation source to mechanical devices utilizing the power. We also offer a range of electrical and instrumentation turnarounds, maintenance and renovation projects.
Additionally, we build power and control systems for the energy industry in China through our 40% interest in our Chinese joint venture, BOMAY Electric Industries, Inc (“BOMAY”).

RESULTS OF OPERATIONS
Our revenues are derived from two operating segments. The LNG Segment supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG. The Power Delivery Segment provides power delivery equipment and services in Brazil and through our BOMAY joint venture in China. We evaluate the performance of our segments based primarily on segment operating income. See also Note 3 of the Notes to Consolidated Financial Statements for further discussion of our segments. In evaluating our operating performance, we believe that gallons delivered and plant utilization are important operating performance metrics in addition to revenues and operating income for our LNG operations. The comparative tables below reflect our consolidated operating results as well as those of our two operating segments for the year ended December 31, 2021 (the “Current Year”) as compared to the year ended December 31, 2020 (the “Prior Year”) (amounts in thousands, except percentages):

Consolidated Results	Year Ended December 31,		Change	% Change
	2021	2020
Revenue:
LNG product	$55,699	$27,339	$28,360	103.7%
Rental, service and other	13,472	8,951	4,521	50.5
Power delivery	7,994	5,260	2,734	52.0
Total revenues	77,165	41,550	35,615	85.7
Operating expenses:
Costs of LNG product	45,185	20,362	24,823	121.9
Costs of rental, service and other	8,158	5,230	2,928	56.0
Costs of power delivery	6,138	4,419	1,719	38.9
Selling, general and administrative	17,320	10,764	6,556	60.9
Gain on disposal of fixed assets	(24)	(283)	259	91.5
Depreciation	9,059	9,041	18	0.2
Impairment of right-of-use lease asset	376	—	376	n/a
Total operating expenses	86,212	49,533	36,679	74.0
Loss from operations before equity income	(9,047)	(7,983)	(1,064)	(13.3)
Net equity income from foreign joint ventures’ operations:
Income from investments in foreign joint ventures	2,146	2,705	(559)	(20.7)
Foreign joint ventures' operations related expenses	(363)	(249)	(114)	(45.8)
Net equity income from foreign joint ventures’ operations	1,783	2,456	(673)	(27.4)
Loss from operations	(7,264)	(5,527)	(1,737)	(31.4)
Other income (expense):
Interest expense, net	(373)	(45)	(328)	(728.9)
Interest expense, net - related parties	(577)	(871)	294	33.8
Other income (expense)	1,224	(57)	1,281	2,247.4
Total other income (expense)	274	(973)	1,247	128.2
Loss before income tax expense	(6,990)	(6,500)	(490)	(7.5)
Income tax expense	808	256	552	215.6
Net loss	$(7,798)	$(6,756)	$(1,042)	(15.4)%

LNG Segment	Year Ended December 31,		Change	% Change
	2021	2020
Revenue:
LNG product	$55,699	$27,339	$28,360	103.7%
Rental, service and other	13,472	8,951	4,521	50.5
Total revenues	69,171	36,290	32,881	90.6
Operating expenses:
Costs of LNG product	45,185	20,362	24,823	121.9
Costs of rental, service and other	8,158	5,230	2,928	56.0
Selling, general and administrative	15,383	8,602	6,781	78.8
Loss (gain) on disposal of fixed assets	(24)	(283)	259	91.5
Depreciation	8,894	8,911	(17)	(0.2)
Impairment of right-of-use lease asset	376	—	376	n/a
Total operating expenses	77,972	42,822	35,150	82.1
Loss from operations	$(8,801)	$(6,532)	$(2,269)	(34.7)%

Power Delivery Segment	Year Ended December 31,		Change	% Change
	2021	2020
Revenue:
Power delivery	$7,994	$5,260	$2,734	52.0%
Operating expenses:
Costs of power delivery	6,138	4,419	1,719	38.9
Selling, general and administrative	1,937	2,162	(225)	(10.4)
Depreciation	165	130	35	26.9
Total operating expenses	8,240	6,711	1,529	22.8
Loss from operations before equity income	(246)	(1,451)	1,205	(83.0)
Net equity income from foreign joint ventures’ operations:
Income from equity investments in foreign joint ventures	2,146	2,705	(559)	(20.7)
Foreign joint ventures' operations related expenses	(363)	(249)	(114)	(45.8)
Net equity income from foreign joint ventures’ operations	1,783	2,456	(673)	(27.4)
Income from operations	$1,537	$1,005	$532	52.9%
Revenue
LNG Product Revenue. During the Current Year LNG Product revenues increased $28.4 million or 104% versus the Prior Year primarily related to:
•An increase of 23.0 million LNG gallons delivered compared to the Prior Year particularly with power generation customers; and
•Increased natural gas prices compared to the Prior Year which are passed onto our customers. The average price per gallon of natural gas in the Current Year was $0.32 per gallon compared to $0.18 per gallon in the Prior Year.
Rental, Service, and Other Revenue. Rental, service and other revenues increased by $4.5 million or 51% in the Current Year compared to Prior Year primarily related to the economic recovery and a higher concentration of current projects with additional equipment and labor revenues from projects in Mexico and with U.S. power generation customers.
Power Delivery. Power Delivery revenue increased $2.7 million or 52% in the Current Year due to new contracts resulting from increased demand from post COVID-19 recovery.

Operating Expenses
Costs of LNG Product. Cost of product in the Current Year increased $24.8 million or 122% compared to Prior Year. As a percentage of LNG product revenue, these costs increased from 74% in the Prior Year to 81% in the Current Year. The increased costs were attributable to:
•Inflationary pressure including increased costs from higher natural gas prices, increased transportation costs and increased liquefaction costs; and
•Additional LNG gallons delivered.
Costs of Rental, Service, and Other Revenue. This cost increased $2.9 million or 56% in the Current Year primarily related to increased labor and equipment rentals to support the increase in rental, service and other revenues.
Costs of Power Delivery. Costs increased $1.7 million or 39% in the Current Year due to new contracts.
Selling, general and administrative. Selling, general and administrative expense increased $6.6 million or 61% during the Current Year as compared to the Prior Year due to
•$2.2 million related to the immediate vesting of restricted stock units as well as $0.8 million of severance and legal expenses associated with our executive transition;
•$0.3 million related to an expense of capitalized engineering designs;
•Increased compensation related to on-going stock-based compensation, increased headcount and commissions associated with revenue growth; and
•Increased travel costs.
Depreciation. Depreciation expense increased by less than 1% during the Current Year as compared to the Prior Year due to assets reaching the end of their depreciable lives, offset by additional depreciation expense on our Port Allen facility which was acquired on June 1, 2021.
Impairment of right-of-use lease asset.. During the Current Year, we recorded an impairment of $0.4 million related to the settlement and release of our Houston office lease. See Note 10 of the Notes to Consolidated Financial Statements for additional discussion of our lease settlement.
Gain on the disposal of fixed assets. The gain on disposal of fixed assets in the Current Year was $24 thousand compared to $283 thousand in the Prior Year.
Net Equity Income From Foreign Joint Ventures' Operations
Income from Investments in Foreign Joint Ventures. Income from investments in foreign joint ventures decreased by $0.6 million, or 21%, in the Current Year compared to the Prior Year primarily due to increased administrative costs in the Current Year.
Other Income (Expense)
Interest expense, net. Interest expense increased by $0.2 million in the Current Year primarily due to interest associated with the Company's advancing loan with AmeriState Bank.
Interest expense, net - related parties. Related party interest expense decreased by $0.3 million during the Current Year as compared to the Prior Year primarily related to repayment of the short-term note payable - related party of $1.1 million as further discussed in Note 9 of the Notes to Consolidated Financial Statements and the maturity of capital leases in 2020 and January of 2021, partially offset by a scheduled increase in interest rates in the Current Year.
Other income (expense). Other income was $1.2 million in the Current Year compared to expense of $57 thousand in the Prior Year. Current Year income related to the Paycheck Protection Program loan forgiveness.

Income tax expense
The Company incurred state and foreign income tax expense of $0.8 million during the Current Year primarily related to foreign taxes paid in connection with the cash dividend received from our BOMAY joint venture. The Company incurred state income and foreign tax expense of $0.3 million in the Prior Year. No U.S. federal income tax benefit was recorded for the Current Year or Prior Year as any net U.S. deferred tax assets generated from operating losses were offset by a change in the Company's valuation allowance on net deferred tax assets.
SEASONALITY AND INFLATION
We did not experience significant variations in volume of LNG delivered to our customers during 2021, and we do not expect future volumes to be significantly impacted by seasonal variations. However, our revenues are susceptible to variations due to changes in the price of natural gas as we pass this cost onto our customer. The price of natural gas can fluctuate at any time during the year due to isolated factors, but on average, natural gas prices tend to be higher in peak winter and peak summer months when heating and cooling demand is seasonally higher.
The Company experienced higher than normal inflationary pressure during the latter part of 2021 which we expect to continue into 2022. Specifically, costs for fuel, repairs, maintenance, electricity, wages for skilled labor and insurance continue to increase. We believe that inflationary pressures are the result of a post-COVID-19 period of recovery, economic growth and demand in recent months. Public concern increased recently with a resurgence in COVID-19 infections due to the Omicron variant during Q4 2021 and early into Q1 2022. This resurgence resulted in reinstatement of certain COVID restrictions in certain parts of the world and uneasiness concerning future demand and growth. However, the effects of the Omicron variant thus far appear to be shorter-lived and have not significantly repressed recent increased economic growth and demand. Increases in economic growth and demand have been limited by skilled labor and transportation resources within our markets resulting in a period of increasing costs. Further, natural gas inventories and production, which decreased during the COVID-19 pandemic, have been slow to respond. While we pass a significant portion of the cost of natural gas and transportation on to our customers, we are not able to pass through all costs which has resulted in margin pressure and decreasing margins.
No assurances can be made about future price trends. As post-COVID-19 pandemic demand continues to evolve, the economy, commodity prices, demand for our products and our cost of operations and share price may all be impacted. The ultimate extent and effects of these impacts are difficult to estimate; however, continued periods of increasing costs could adversely impact our future results and operating cash flows.
LIQUIDITY AND CAPITAL RESOURCES
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, and distributions from our BOMAY joint venture. Additionally, the Company obtained equipment financing from MG Finance, a related party. During the Current Year, our principal sources of liquidity were cash provided by our operations and an advancing loan facility with AmeriState Bank in the aggregate principal amount of up to $10.0 million. We have used a portion of our cash flows generated from operations to invest in fixed assets to support growth as well as to pay interest and principal amounts outstanding under our borrowings and increased working capital needs resulting from growth.
As of December 31, 2021, we had $2.1 million in cash and cash equivalents on hand and $12.4 million in outstanding debt (net of debt issuance costs) and finance lease obligations (of which $2.1 million is due in 2022). Future availability under the advancing loan facility was $2.0 million at December 31, 2021.
The Company is subject to substantial business risks and uncertainties inherent in the LNG industry. The Company has implemented a number of cost control measures and increased pricing to customers in response to inflationary costs; however, there is no assurance that the Company will be able to generate sufficient cash flows in the future to sustain itself or to support future growth. Over the last two quarters of 2021, we experienced a significant increase in sales. Further, we have implemented cost rationalization programs to eliminate unnecessary spending and we have increased our pricing to our customers. Accordingly, management believes the business will generate sufficient cash flows from its operations along with availability under our advancing loan facility that is sufficient to fund the business for the next 12 months. As we continue to grow, management continues to evaluate additional financing alternatives, however, there is no guarantee that additional financing will be available or available at terms that would be beneficial to shareholders.

Cash Flows
Cash flows provided by (used in) our operating, investing and financing activities are summarized below (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$4,906	$1,336
Investing activities	(7,520)	(256)
Financing activities	3,011	(3,202)
Effect of exchange rate changes on cash	(151)	(43)
Net increase (decrease) in cash and cash equivalents	246	(2,165)
Cash and cash equivalents, beginning of period	1,814	3,979
Cash and cash equivalents, end of period	$2,060	$1,814
Operating Activities
Net cash provided by operating activities totaled $4.9 million and $1.3 million for the twelve months ended December 31, 2021 and 2020, respectively. The increase in net cash provided by operating activities of $3.6 million as compared to the Prior Year was primarily attributable to increased revenues and improved profitability when excluding noncash items such as stock-based compensation, depreciation, impairment charges and the gain on extinguishment of debt pursuant to the Paycheck Protection Program (“the PPP Loan”).
Investing Activities
Net cash used in investing activities totaled $7.5 million and $0.3 million for the twelve months ended December 31, 2021 and 2020, respectively. The increase in net cash used in the Current Year was primarily due to the acquisition of the LNG plant in Port Allen, Louisiana and purchases of vaporizers and other LNG equipment.
Financing Activities
Net cash provided by financing activities totaled $3.0 million for the twelve months ended December 31, 2021 compared to $3.2 million net cash used by financing activities for 2020. Cash provided from financing activities for the Current Year primarily related to proceeds received from the AmeriState Bank loan facility, partially offset by payments made on notes payable including from related parties. Cash used by financing activities of $3.2 million from the Prior Year was primarily attributable to payments of $5.2 million made on notes payable including from related parties partially offset by $2.0 million of borrowings, $1.1 million of which was received pursuant to the PPP Loan.
Future Cash Requirements
Uses of Liquidity and Capital Resources
We require cash to fund our operating expenses and working capital requirements, including costs associated with fuel sales, capital expenditures, debt repayments and repurchases, equipment purchases, maintenance of LNG production facilities, mergers and acquisitions (if any), pursuing market expansion, supporting sales and marketing activities and other general corporate purposes. While we believe we have sufficient liquidity and capital resources to fund our operations and repay our debt, we may elect to pursue additional financing activities such as refinancing existing debt, or debt or equity offerings to provide flexibility with our cash management. Certain of these alternatives may require the consent of current lenders or stockholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all.
Capital Expenditures
We anticipate between $4.0 million to $6.0 million in capital expenditures in 2022. These capital expenditures primarily relate to the addition of rolling stock and replacement assets.

Debt Level and Debt Compliance
We had total indebtedness net of debt issuance costs of $12.3 million as of December 31, 2021. Expected maturities excluding debt issuance costs of $0.4 million at December 31, 2021 are as follows (in thousands).

2022	$2,131
2023	2,567
2024	774
2025	1,142
2026	1,142
Thereafter	4,952
Total long-term debt, including current maturities and debt issuance costs	$12,708
We expect our total interest payment obligations relating to our indebtedness to be approximately $0.6 million for the year ending December 31, 2022. Certain of the agreements governing our outstanding debt, which are discussed in Note 9 of our Consolidated Financial Statements, have certain covenants with which we must comply. As of December 31, 2021, we were in compliance with all of these covenants.
CONTRACTUAL OBLIGATIONS
We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2021 (in thousands):

	Payments Due By Period
	Total	2022	2023	2024	2025	2026	Thereafter
Term Loan to AmeriState Bank (1)	$7,997	$—	$—	$761	$1,142	$1,142	$4,952
Interest - AmeriState Bank (1)	2,741	466	466	455	391	325	638
MG Finance note payable - related party	3,603	1,168	2,435	—	—	—	—
Interest - MG Finance note payable (2)	244	166	78	—	—	—	—
Finance Lease Obligations	81	19	20	42
Interest - Finance lease obligations	13	7	6	—	—	—	—
Operating Lease Obligations (3)	690	339	164	148	38	1	—
Insurance and other notes payable	1,108	963	132	13	—	—	—
Total	$16,477	$3,128	$3,301	$1,419	$1,571	$1,468	$5,590
______________
(1)Obligation with AmeriState Bank to provide for an advancing term loan facility for working capital needs for our LNG liquefaction plant in Texas in the aggregate principal amount of up to $10.0 million. The term loan facility matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter.
(2)Obligation is a secured promissory note payable to MG Finance, a related party. The note as amended bears interest at 6% and matures in December 2023. The debt is secured by certain equipment of the Company.
(3)Operating lease obligations primarily relate to office lease space in Washington and Brazil. The Washington lease renewed in 2018 for an additional 4 year term. We have three facility leases in Brazil expiring at various dates in 2022 and 2024.
See additional discussion of our debt and lease obligations in Notes 9 and 10 of the Notes to Consolidated Financial Statements.
Contingencies
In the normal course of our business, we become involved in various litigation matters. In addition, from time to time we are involved in tax and other disputes with various government agencies. Management has used estimates in determining our potential exposure to these matters and has recorded reserves in our financial statements related thereto as appropriate. It is possible that a change in estimate related to these exposures could occur, but we do not expect such changes in the estimated costs would have a material effect on our business, consolidated financial position or results of operations. See Note 13 to the Notes to Consolidated Financial Statements for further discussion of our contingencies.
Off-Balance Sheet Arrangements
As of December 31, 2021, we had no transactions that met the definition of off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.
NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Consolidated Financial Statements for further information related to new accounting standards.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that the Company believes are the most important to the portrayal of the Company's financial condition and results, and require difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. The Company has identified the following critical accounting policies as they require significant judgments, estimates or are inherently complex.
Revenue Recognition
The Company recognizes revenue from our contracts in accordance with Accounting Standards Update (“ASU”) 2014-09, Topic 606 “Revenue from Contracts with Customers” (“Topic 606”). Topic 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues from contracts with customers are disaggregated into (1) LNG product (2) rental, service, and other, and (3) power delivery.
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
All outstanding accounts receivable, net of allowance, on the consolidated balance sheet are typically due and collected within 60 days.
Impairment of Long-Lived Assets and Goodwill
The determination and calculation of impairment requires significant judgment regarding estimates of fair value and the projection of future cash flows.
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
Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the assets carrying value may not be recoverable. We currently test goodwill for impairment annually in the third quarter unless we determine that a triggering event has occurred requiring an earlier test. We completed our annual assessment of goodwill during 2020 and 2021 and determined no impairment of goodwill was warranted.
Income Taxes
The calculation of income taxes is inherently complex. Additionally, the determination of the adequacy of any needed valuation allowance requires significant judgment. Deferred income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized.
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
Fair Value Measurements
The determination of fair value requires significant judgements and estimates by management. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in the fair value measurements, the fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels in accordance with U.S. GAAP:
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
Foreign Currency Exchange Rate Risk
We operate subsidiaries in Brazil and Mexico and maintain an equity method investment in our Chinese joint venture, BOMAY. The functional currency of the Brazilian and Mexican subsidiaries are the Brazilian Real and Mexican Peso, respectively. The functional currency of the Chinese joint venture is the Chinese Yuan. The assets and liabilities of the foreign equity investees and foreign subsidiaries, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date and net sales and expenses are translated at the average exchange rate for the period. The resulting cumulative translation adjustment totaling $351 thousand has been recorded as Accumulated Other Comprehensive Income (Loss), net of taxes, in our Consolidated Balance Sheet at December 31, 2021.
As of December 31, 2021, we had a non-U.S. dollar denominated working capital balance of approximately $1.9 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by approximately $0.2 million.
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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Stabilis Solutions, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Stabilis Solutions, Inc.
Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stabilis Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) represented especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Ham, Langston & Brezina L.L.P.

We have served as Stabilis Solutions, Inc.’s auditor since 2007.

Houston, Texas
March 10, 2022

Stabilis Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$2,060	$1,814
Accounts receivable, net	10,323	5,923
Inventories, net	386	226
Prepaid expenses and other current assets	2,764	2,808
Due from related parties	—	42
Total current assets	15,533	10,813
Property, plant and equipment:
Cost	101,827	90,422
Less accumulated depreciation	(47,140)	(38,384)
Property, plant and equipment, net	54,687	52,038
Goodwill	4,453	4,453
Investments in foreign joint ventures	12,325	11,897
Right-of-use assets and other noncurrent assets	338	1,112
Total assets	$87,336	$80,313
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,556	$4,395
Accrued liabilities	7,613	4,361
Current portion of long-term notes payable	963	1,112
Current portion of long-term notes payable - related parties	1,168	3,351
Current portion of finance lease obligation	17	—
Current portion of finance lease obligation - related parties	—	648
Current portion of operating lease obligations	310	362
Total current liabilities	15,627	14,229
Long-term notes payable, net of current portion	7,753	682
Long-term notes payable, net of current portion - related parties	2,435	2,726
Long-term portion of finance lease obligations	64	—
Long-term portion of operating lease obligations	329	490
Other noncurrent liabilities	69	156
Total liabilities	26,277	18,283
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 17,691,268 and 16,896,626 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	18	17
Additional paid-in capital	97,875	91,278
Accumulated other comprehensive income	351	122
Accumulated deficit	(37,185)	(29,387)
Total stockholders' equity	61,059	62,030
Total liabilities and stockholders' equity	$87,336	$80,313
The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue
LNG product	$55,699	$27,339
Rental, service and other	13,472	8,951
Power delivery	7,994	5,260
Total revenues	77,165	41,550
Operating expenses:
Costs of LNG product	45,185	20,362
Costs of rental, service and other	8,158	5,230
Costs of power delivery	6,138	4,419
Selling, general and administrative expenses	17,320	10,764
Gain from disposal of fixed assets	(24)	(283)
Depreciation expense	9,059	9,041
Impairment of right-of-use lease asset	376	—
Total operating expenses	86,212	49,533
Loss from operations before equity income	(9,047)	(7,983)
Net equity income from foreign joint ventures' operations:
Income from equity investments in foreign joint ventures	2,146	2,705
Foreign joint ventures' operations related expenses	(363)	(249)
Net equity income from foreign joint ventures' operations	1,783	2,456
Loss from operations	(7,264)	(5,527)
Other income (expense):
Interest expense, net	(373)	(45)
Interest expense, net - related parties	(577)	(871)
Other income (expense)	1,224	(57)
Total other income (expense)	274	(973)
Loss before income tax expense	(6,990)	(6,500)
Income tax expense	808	256
Net loss	$(7,798)	$(6,756)
Net loss per common share:
Basic and diluted	$(0.45)	$(0.40)
Weighted average number of common shares outstanding:
Basic and diluted	17,504,190	16,875,150
The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(7,798)	$(6,756)
Foreign currency translation adjustment, net of tax	229	413
Total comprehensive loss	$(7,569)	$(6,343)
The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2019	16,800,612	$17	$90,748	$(291)	$(22,631)	$67,843
Common stock issued from vesting of stock-based awards	96,014	—	—	—	—	—
Stock-based compensation	—	—	530	—	—	530
Net loss	—	—	—	—	(6,756)	(6,756)
Other comprehensive income, net of tax	—	—	—	413	—	413
Balance at December 31, 2020	16,896,626	17	91,278	122	(29,387)	62,030
Common stock issued from vesting of stock-based awards	294,642	—	—	—	—	—
Common stock issued in asset acquisition	500,000	1	3,794	—	—	3,795
Stock-based compensation	—	—	3,233	—	—	3,233
Employee tax payments from restricted stock withholdings	—	—	(430)	—	—	(430)
Net loss	—	—	—	—	(7,798)	(7,798)
Other comprehensive income, net of tax	—	—	—	229	—	229
Balance at December 31, 2021	17,691,268	$18	$97,875	$351	$(37,185)	$61,059
The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,798)	$(6,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,059	9,041
Stock-based compensation expense	3,233	530
Bad debt expense	80	144
Gain on disposal of fixed assets	(24)	(283)
Gain on extinguishment of debt	(1,086)	—
Income from equity investment in joint venture	(2,146)	(2,705)
Distributions from equity investment in joint venture	2,089	2,054
Impairment of right-of-use lease asset	376	—
Changes in operating assets and liabilities:
Accounts receivable	(4,480)	(328)
Due to related parties	42	—
Inventories	(135)	(54)
Prepaid expenses and other current assets	1,322	87
Accounts payable and accrued liabilities	4,244	(575)
Other	130	181
Net cash provided by operating activities	4,906	1,336
Cash flows from investing activities:
Acquisition of fixed assets	(7,813)	(768)
Proceeds on sales of fixed assets	293	512
Net cash used in investing activities	(7,520)	(256)
Cash flows from financing activities:
Proceeds on borrowings from short- and long-term notes payable	8,220	2,000
Payments on short- and long-term notes payable	(1,075)	(1,752)
Payments on notes payable and financed leases from related parties	(3,284)	(3,440)
Payments of debt issuance costs	(420)	—
Employee tax payments from restricted stock withholdings	(430)	—
Other	—	(10)
Net cash provided by (used in) financing activities	3,011	(3,202)
Effect of exchange rate changes on cash	(151)	(43)
Net increase (decrease) in cash and cash equivalents	246	(2,165)
Cash and cash equivalents, beginning of period	1,814	3,979
Cash and cash equivalents, end of period	$2,060	$1,814
Supplemental disclosure of cash flow information:
Interest paid	$888	$910
Income taxes paid	322	210
Non-cash investing and financing activities:
Common stock issued to acquire fixed assets	$3,795	$—
Acquisitions of fixed assets included within accounts payable	314	—
Deferred interest expense reclassified to notes payable	136	—
Insurance premium financing	1,278	—
Equipment acquired under finance lease	104	1,159
The accompanying notes are an integral part of the Consolidated Financial Statements.

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Stabilis Solutions, Inc. and its subsidiaries (the “Company”, “Stabilis”, “our”, “us” or “we”) produce, provide turnkey clean energy production, storage, transportation and fueling solutions using liquefied natural gas (“LNG”) to multiple end markets across North America. The Company also distributes LNG from third parties and provides services, transportation, and equipment to customers.
The Company is a supplier of LNG solutions to customers in diverse end markets, including aerospace, agriculture, industrial, utility, pipeline, mining, energy, remote clean power, and high horsepower transportation markets in North America and provides turnkey fuel solutions to help industrial users of propane, diesel and other crude-based fuel products convert to LNG, which may result in reduced fuel costs and an improved environmental footprint. Stabilis is vertically integrated from LNG production through distribution including cryogenic equipment rental and field services. Stabilis operates an LNG production facility in George West, Texas to service customers in Texas and the greater Gulf Coast region. On June 1, 2021 the Company closed on the purchase of an LNG production facility in Port Allen, Louisiana.
The Company also provides power delivery equipment and services through its subsidiary in Brazil, M&I Electric Brazil Sistemas e Servicios em Energia LTDA (“M&I Brazil”) and its 40% interest in a joint venture in China, BOMAY Electric Industries Co., Ltd. (“BOMAY”).
On July 26, 2019 (the “Effective Date”), the Company completed the Share Exchange with American Electric Technologies, Inc. and its subsidiaries ("American Electric"). In the Share Exchange, American Electric acquired directly 100% of the outstanding limited liability company membership interests of Stabilis Energy, LLC (“Stabilis LLC”) from LNG Investment Company, LLC (“LNG Investment”) and 20% of the outstanding limited liability membership interests of PEG Partners, LLC (“PEG”) from AEGIS NG LLC (“AEGIS”). AEGIS owned a 20% noncontrolling interest of PEG. The remaining 80% of the outstanding limited liability company interests of PEG were owned directly by Stabilis LLC. As a result, Stabilis LLC became a direct 100% owned subsidiary of American Electric and PEG became an indirectly-owned 100% subsidiary of American Electric. Under the Share Exchange Agreement, American Electric issued 13,178,750 post-split shares of common stock to acquire Stabilis LLC, which represented approximately 90% of the total amount of common stock of American Electric which was issued and outstanding as of July 26, 2019. The transaction was approved by the shareholders of American Electric at a Special Meeting of Stockholders. The Share Exchange resulted in a change of control of American Electric to control by Casey Crenshaw by virtue of his beneficial ownership of 88.4% of the common stock of American Electric outstanding as of July 26, 2019.
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
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is required to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these financial statements. The Company has incurred recurring operating losses, has negative working capital and is subject to substantial business risks and uncertainties inherent in the current LNG industry. There is no assurance that the Company will be able to generate sufficient revenues in the future to sustain itself or to support future growth.
These factors were reviewed by management to determine if there was substantial doubt as to the Company’s ability to continue as a going concern. Management concluded that its plan to address the Company’s liquidity issues would allow it to continue as a going concern. The Company has recently experienced its highest ever revenue, including a resumption of activity with existing customers as well as new revenue opportunities, particularly in Mexico and with power generation customers. Further, the Company has generated positive cash flows from operations for both the years ended December 31, 2021 and 2020.

On April 8, 2021, the Company obtained a new advancing loan facility, in the aggregate principal amount of up to $10.0 million, of which $8.0 million was drawn and outstanding as of December 31, 2021. The Company's management believes that it will continue to generate positive cash flows from operations, and that its current working capital, access to its advancing loan facility and revenue growth of the business will generate sufficient cash to fund the business for 12 months following the date of issuance of these financial statements.
Reclassifications
Presentation of certain prior year amounts have been reclassified or combined into one line item on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows herein to conform to current period presentation. Such reclassifications had no impact on the consolidated financial position, results of operations or cash flows.
Summary of Significant Accounting Policies
(a) Use of Estimates in the Preparation of the Consolidated Financial Statements
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the carrying amount of contingencies, valuation allowances for receivables, inventories, and deferred income tax assets, valuations assigned to assets and liabilities in business combinations and asset acquisitions, and impairments of long-lived assets. Actual results could differ from those estimates, and these differences could be material to the consolidated financial statements.
(b) Cash and Cash Equivalents
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
(c) Accounts Receivable
Accounts receivable are recognized when products are sold. The Company extends credit to many of its customers in the ordinary course of business. Generally, these sales are unsecured.
Accounts receivable are stated at cost, net of any allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. At December 31, 2021 our allowance for bad debts was $0.2 million. At December 31, 2020, management believed all balances were fully collectible such that no allowance for doubtful accounts was deemed necessary.
(d) Inventories
LNG inventory consists of LNG produced that is either (1) in a storage container at our plant or (2) in a storage trailer that is in transit to a customer. Inventory quantities are measured at each reporting period and are valued at the lower of cost or net realizable value, determined on a first-in, first-out basis.
Power delivery inventories are stated at the lower of cost or net realizable value, with material value determined using an average cost method. At December 31, 2021 and 2020, inventory is primarily raw materials for use on service jobs in Brazil.
(e) Property, Plant and Equipment
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
Property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flows basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flows models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairments of the Company’s long-lived assets in the years ended December 31, 2021 and 2020.
(f) Goodwill
Our balance of goodwill was $4.5 million at both December 31, 2021 and 2020. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. All of our goodwill was recognized from business acquisitions during the third quarter of 2019 and is not amortized. We test goodwill for impairment annually or more frequently if a triggering event occurs. A triggering event occurs when there are changes in circumstances or events that indicate the assets carrying value may not be recoverable. Based upon review of qualitative factors, no impairments of goodwill were identified for the years ended December 31, 2021 and 2020.
(g) Leases
We determine if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded in our consolidated balance sheet unless we are reasonably certain at inception of the lease that we will renew the lease for a period that extends the initial term longer than 12 months All leases with an initial term greater than 12 months, whether classified as operating or finance, are recorded to our consolidated balance sheet based on the present value of lease payments over the lease term, determined at lease commencement. Determination of the present value of lease payments requires a discount rate. We use the implicit rate in the lease agreement when available. Most of our leases do not provide an implicit interest rate; therefore, we use a weighted average borrowing rate based on the information available at the commencement date. Certain of our leases contain non-lease components which are not separated from the lease components when calculating the right-of-use asset and lease liability per our use of the practical expedient to combine both components of an arrangement for all classes of leased assets. See also Note 10 for a further discussion or our leases.

(h) Revenue Recognition

The Company recognizes revenue from our contracts in accordance with Accounting Standards Update (“ASU”) 2014-09, Topic 606 “Revenue from Contracts with Customers” (“Topic 606”). Topic 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues from contracts with customers are disaggregated into (1) LNG product (2) rental, service, and other, and (3) power delivery.
The Company recognizes revenue associated with the sale of LNG at the point in time when the customer obtains control of the asset. In evaluating when a customer has control of the asset, the Company primarily considers whether the transfer of legal title and physical delivery has occurred, whether the customer has significant risks and rewards of ownership, and whether the customer accepted delivery and a right of payment exists. Revenues from the providing of services, transportation and equipment to customers is recognized as the service is performed. Revenue is measured as consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Amounts are billed upon completion of service or transfer of a product and are generally due within 30 days. See also Note 2 for a further discussion of our revenues.
(i) Income Taxes
The Company recognizes income taxes under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards for each tax jurisdiction in which we operate. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that the net deferred tax asset will not be realized.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. As of December 31, 2021 and 2020, the Company had no uncertain tax positions that required recognition.
The Company files income tax returns in the United States of America and in the state of Texas. With few exceptions, the Company is subject to examination by the applicable taxing authorities for years after 2017.

(j) Earnings Per Share (“EPS”)
Basic earnings per share, or EPS, is computed by dividing net income available to stockholders by the weighted average shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue shares, such as stock options and warrants were exercised. At December 31, 2021 and 2020, our earnings per share and our diluted earnings per share were the same as we had no dilutive securities because their inclusion would have had an antidilutive effect. See also Note 14 for a further discussion of common shares and other securities.
(k) Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
(l) Fair Value Measurements
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
(m) Foreign Currency Gains and Losses
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
(n) Stock-based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). Compensation expense for stock-based awards expected to vest is recognized on a straight-line basis over the requisite service period of the award based on their grant date fair value. See also Note 14 for further discussion of our stock-based compensation.
Recent Accounting Pronouncements
(a) Recently Adopted Accounting Standards
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
(b) Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contract modifications, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU No. 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU No. 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. We are currently evaluating the impact of ASU No. 2020-04 on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments,” which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For receivables, and other short-term financial instruments, companies will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination. ASU No. 2016-13 will be effective for the Company in the first quarter 2023. Early adoption of the new standard is permitted; however, Stabilis has not elected to early adopt the standard. We are currently evaluating the effect that the new standard will have on our consolidated financial statements. if any.
2. REVENUE RECOGNITION
We recognize revenues when the transfer of promised goods or services are delivered to our customers in accordance with the applicable customer contract and we are entitled to be paid by the customer. Revenues are measured as consideration specified in the contract and exclude any sales incentives and amounts collected on behalf of third parties. Amounts are billed upon completion of service or transfer of a product and are generally due within 30 days.
LNG Segment
Revenues from contracts with customers within our LNG Segment are disaggregated into (1) LNG product (2) rental, service, and (3) other.
LNG product revenue generated includes the revenue from the product and delivery of LNG to our customer’s location. Product revenue is recognized upon delivery of the related item to the customer, at which point the customer controls the product and the Company has an unconditional right to payment. Product contracts are established by agreeing on a sales price or transaction price for the related item. Revenue is recognized when the customer has taken control of the product. Payment terms for product contracts are generally within thirty days from the receipt of the invoice. The Company acts as a principal when using third party transportation companies and therefore recognizes the gross revenue for the delivery of LNG.
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
Power Delivery Segment
Power Delivery revenue is generated from time and material projects, consulting services, and the resale of electrical and instrumentation equipment. Revenue is billed based on contractual terms that can be based on an event or an hourly rate. Revenue is recognized as the event is completed or work is done over time. Payment terms for service contracts are generally within thirty days from the receipt of the invoice. Performance obligations for service revenue are considered to be satisfied as the event is completed or work is done per the terms of the related contract. The resale of electrical and instrumentation equipment is billed upon delivery and are generally due within thirty days from the receipt of the invoice.
All outstanding accounts receivable, net of allowance, on the consolidated balance sheet are typically due and collected within 60 days.
Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use and value-added taxes, are excluded from revenue.
Disaggregated Revenues
The table below presents revenue disaggregated by source, for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
LNG Product	$55,699	$27,339
Rental	10,651	6,338
Service	1,287	1,128
Power delivery	7,994	5,260
Other	1,534	1,485
	$77,165	$41,550

Contract Liabilities
Payments received from customers where we have not yet completed our performance obligation(s) under the contract(s), are recognized as contract liabilities and are included in accrued liabilities on our consolidated balance sheets until the performance obligation is completed and the revenue recognition criteria met. The following table presents the changes in contract liabilities for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Balance at beginning of period	$357	$185
Cash received from customers, excluding amounts recognized as revenue	83	777
Amounts recognized as revenue	(357)	(605)
Balance at end of period	$83	$357
The Company has no other material contract assets or liabilities and contract costs.
3. BUSINESS SEGMENTS
Our revenues are derived from two operating segments: LNG and Power Delivery. The LNG segment supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG. The Power Delivery segment provides power delivery equipment and services in Brazil and through our BOMAY joint venture in China. The tables below present our operating results by segment for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31, 2021
	LNG	Power Delivery	Total
Revenues	$69,171	$7,994	$77,165
Depreciation	8,894	165	9,059
Loss from operations before equity income	(8,801)	(246)	(9,047)
Net equity income from foreign joint ventures’ operations	—	1,783	1,783
Income (loss) from operations	(8,801)	1,537	(7,264)
Interest expense, net	324	49	373
Interest expense, net - related parties	577	—	577
Income tax expense	487	321	808
Net income (loss)	(9,131)	1,333	(7,798)
Total Assets	70,735	16,601	87,336

	Year Ended December 31, 2020
	LNG	Power Delivery	Total
Revenues	$36,290	$5,260	$41,550
Depreciation	8,911	130	9,041
Loss from operations before equity income	(6,532)	(1,451)	(7,983)
Net equity income from foreign joint ventures' operations	—	2,456	2,456
Income (loss) from operations	(6,532)	1,005	(5,527)
Interest expense, net	26	19	45
Interest expense, net - related parties	871	—	871
Income tax expense	46	210	256
Net income (loss)	(7,567)	811	(6,756)
Total Assets	64,757	15,556	80,313

Our operating segments offer different products and services and are managed separately as business units. Cash, cash equivalents and investments are not managed centrally, so the gains and losses on foreign currency remeasurement, and interest and dividend income, are included in the segments’ results.
Geographic Information (in thousands):

	Year Ended December 31,
Revenues	2021	2020
Brazil	$7,994	$5,260
Mexico	10,907	4,085
United States	58,264	32,205
	$77,165	$41,550

	December 31,
Assets	2021	2020
Brazil	$4,276	$3,659
China	12,325	11,897
Mexico	7,716	5,307
United States	63,019	59,450
	$87,336	$80,313

4. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISKS
Significant Customers
A material part of the Company’s business is dependent on a few customers, the loss of which could have a material adverse effect on the Company. The tables below present customers representing greater than 10% of total revenues and/or outstanding accounts receivable as of and for the years ended December 31, 2021 and 2020 (in thousands):

		For the Year Ended December 31,
Revenue	Segment	2021	%	2020	%
Customer 1	LNG	$18,964	24.6%	$4,915	11.8%
Customer 2	LNG	8,179	10.6%	3,535	8.5%
Customer 3	LNG	7,722	10.0%	—	—%
		$34,865	45.2%	$8,450	20.3%

		At December 31,
Accounts Receivable	Segment	2021	%	2020	%
Customer 1	LNG	$2,179	21.1%	$1,423	24.0%
Customer 2	LNG	613	5.9%	1,192	20.1%
Customer 3	LNG	2,086	20.2%	—	—%
		$4,878	47.2%	$2,615	44.1%

No other customer represented more than 10% of the Company’s total revenue for the years ended December 31, 2021 and 2020.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The Company’s prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid LNG	$92	$90
Prepaid insurance	1,024	734
Prepaid supplier expenses	252	299
Other receivables	946	1,218
Deposits	253	285
Other	197	182
Total prepaid expenses and other current assets	$2,764	$2,808
6. PROPERTY, PLANT AND EQUIPMENT, NET
    The Company’s property, plant and equipment, net consisted of the following (in thousands):

	Estimated Useful Life	December 31,
	(years)	2021	2020

Liquefaction plants and systems	10 - 15	$47,235	$40,841
Real property and buildings	3 - 25	2,348	1,649
Vehicles and tanker trailers and equipment	2 - 10	50,027	47,179
Computer and office equipment	2 - 7	691	532
Construction in progress	—	1,495	191
Leasehold improvements	—	31	30
		101,827	90,422
Less: accumulated depreciation		(47,140)	(38,384)
		$54,687	$52,038
Depreciation expense for December 31, 2021 and 2020 totaled $9.1 million and $9.0 million respectively, of which all is included in the Consolidated Statements of Operations as its own line item.
Acquisition of Port Allen Facility
On June 1, 2021 the Company closed on the purchase of an LNG production facility in Port Allen, Louisiana. The acquisition included the LNG liquefaction facility, the related assets and real property. The Company paid consideration of $5.0 million in cash plus legal fees and closing costs of approximately $0.1 million and 500,000 shares of Company common stock, subject to a registration rights agreement, which shares were valued at $3.8 million. The purchase was accounted as an asset acquisition.

7. INVESTMENTS IN FOREIGN JOINT VENTURES
BOMAY
We hold a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), who owns 51%. The remaining 9% is owned by AA Energies, Inc. The Company made no sales to its joint venture during 2021 and 2020.
We account for our investment in BOMAY using the equity method of accounting. Under the equity method, the Company’s share of the joint venture operations earnings or losses is recognized in the consolidated statements of operations as equity income (loss) from foreign joint venture operations. Joint venture income increases the carrying value of the joint venture and joint venture losses reduce the carrying value. Dividends received from the joint venture reduce the carrying value. The Company considers dividend distributions received from its equity method investments which do not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and classifies these distributions as operating activities in the accompanying consolidated statements of cash flows.
The tables below present a summary of BOMAY's assets and liabilities and its operational results as of and for the years ended December 31, 2021 and 2020 in U.S. dollars (in thousands):

	Year Ended December 31,
	2021	2020
Revenue	$72,884	$66,260
Gross Profit	13,923	12,066
Earnings	5,041	6,521

	December 31,
	2021	2020
Assets:
Total current assets	$75,249	$51,811
Total non-current assets	3,544	7,136
Total assets	$78,793	$58,947
Liabilities and equity:
Total liabilities	$45,253	$26,355
Total joint ventures’ equity	33,540	32,592
Total liabilities and equity	$78,793	$58,947

The following is a summary of activity in our investment in BOMAY for the years ended December 31, 2021 and 2020 in U.S. dollars (in thousands):

	At December 31,
Investments in BOMAY(1)(2)	2021	2020
Fair value at merger	$9,333	$9,333
Undistributed earnings:
Balance at beginning of period	1,908	1,257
Equity in earnings	2,146	2,705
Dividend distributions	(2,089)	(2,054)
Balance at end of period	1,965	1,908
Foreign currency translation:
Balance at beginning of period	656	(69)
Change during the period	371	725
Balance at end of period	1,027	656
Total investment in BOMAY at end of period	$12,325	$11,897

_______________
(1)Accumulated statutory reserves in equity method investments of $2.66 million at December 31, 2021 and 2020 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.
(2)The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference is being accreted over eight years (the expected life of the joint venture) and summarized in the following table at December 31, 2021 and 2020 (amounts in thousands):

	December 31,
	2021	2020
Original basis difference	$1,165	$1,165
Less accumulated accretion	(314)	(185)
Net remaining basis difference, net at end of period	$851	$980
The Company's accretion during the years ended December 31, 2021 and 2020 totaled approximately $129 thousand and $129 thousand, respectively, and is included in income from equity investments in foreign joint ventures in the accompanying Consolidated Statement of Operations.
In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment adjustment is necessary at December 31, 2021.
Energía Superior
On August 20, 2019, we completed the formation of Energía Superior, a joint venture with CryoMex, to pursue investments in distributed natural gas production and distribution assets in Mexico. CryoMex is controlled by Grupo CLISA, a Monterrey, Mexico-based developer and operator of businesses in multiple end markets including energy. We own a 50% interest in Energía Superior. As of December 31, 2021 and 2020, the Company has not made any material investments in Energía Superior.

8. ACCRUED LIABILITIES
The Company’s accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Compensation and benefits	$3,489	$1,745
Professional fees	223	408
LNG fuel and transportation	2,788	1,151
Accrued interest	53	21
Contract liabilities	83	357
Other taxes payable	717	328
Other accrued liabilities	260	351
Total accrued liabilities	$7,613	$4,361

9. DEBT
The Company’s carrying value of debt, net of debt issuance costs, at December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,
	2021	2020
Unsecured promissory note	$—	$1,080
Secured term note, net of debt issuance costs	7,608	—
Secured term note payable - related party	—	1,077
Secured promissory note - related party	3,603	5,000
Insurance and other notes payable	1,108	714
Total	12,319	7,871
Less: amounts due within one year	(2,131)	(4,463)
Total long-term debt, net of debt issuance costs	$10,188	$3,408
Unsecured Promissory Note
During 2020, the Company received loan proceeds of $1.1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Under the terms of the PPP, all or a portion of the principal may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. In June 2021, the forgiveness of the PPP Loan was approved by the Small Business Administration in full and the PPP Loan has been forgiven. The Company recognized a gain on forgiveness of debt in the amount of $1.1 million which is included in other income (expense) within our consolidated statements of operations.
Secured Term Note
On April 8, 2021, the Company entered into a loan agreement (the “Loan Agreement”) with AmeriState Bank (“Lender”), as lender, pursuant to the United States Department of Agriculture, Business & Industry Loan Program, to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “AmeriState Loan”), of which $8.0 million was drawn and outstanding as of December 31, 2021. The AmeriState Loan, which is in the form of a term loan facility, matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter. The AmeriState Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the AmeriState Loan.
Upon an Event of Default (as defined in the Loan Agreement), the Lender may (i) terminate its commitment, (ii) declare the outstanding principal amount of the Advancing Notes (as defined in the Loan Agreement) due and payable, or (iii) exercise all rights and remedies available to Lender under the Loan Agreement.

On April 8, 2021, Mile High LNG LLC, Stabilis GDS, Inc., Stabilis LNG Eagle Ford LLC and Stabilis Energy Services, LLC, each a wholly owned subsidiary of the Company (collectively, “Debtor”), entered into a Security Agreement and Assignment (the “Security Agreement”) in favor of the Lender. The Security Agreement grants to Lender a first priority security interest in the collateral identified therein, which includes specific equipment owned by the Company.
Repayment of Secured Term Note Payable - Related Party
The Company had a Secured Term Note Payable, as amended, with Chart Energy & Chemicals, Inc. (“Chart E&C”), who beneficially owns approximately 8.3% of our outstanding common stock. The note contained various covenants that limited the Company's ability to grant certain liens, incur additional indebtedness, guarantee or become contingently liable for obligations of any person except for those allowed by Chart E&C, merge or consolidate into or with a third party or engage in certain asset dispositions and acquisitions, pay dividends or make distributions, transact with affiliates, prepay indebtedness, and issue additional equity interests. Borrowings incurred interest on the outstanding principal at the rate of 3.0% plus the London interbank offered rate. The Company repaid this debt in full totaling approximately $1.1 million in 2021.
Amendment of Secured Promissory Note - Related Party
On August 16, 2019, the Company issued a Secured Promissory Note to M/G Finance Co., Ltd., a related party, in the principal amount of $5.0 million, at an interest rate per annum of 6.0% until December 10, 2020, and 12.0% thereafter, maturing in December 2022. On September 20, 2021, the Company amended its secured promissory note with M/G Finance Co., Ltd, to defer scheduled debt and interest payments from September through December 2021 for a period of one year, with such payments to be included with the scheduled payments from September through December 2022. The company again amended its secured promissory note with M/G Finance Co., Ltd, on March 9, 2022 to defer scheduled debt and interest payments beginning April 2022 and lower the interest rate from 12.0% to 6.0%. Repayments under the amendment will resume in October 2022 and will be in equal monthly installments through December 2023. $2.4 million of this debt has been classified as noncurrent on the Company's Consolidated Balance Sheet in accordance with the amended terms. The debt is secured by certain equipment of the Company. See Note 11 for a further discussion of this Secured Promissory Note.
Insurance and Other Notes Payable
(a) Insurance Notes Payable
The Company finances its annual commercial insurance premiums for its business and operations with a finance company. The dollar amount financed was $1.3 million for the 2021 to 2022 policy. The outstanding principal balance on the premium finance note was $0.9 million at December 31, 2021 and $0.4 million at December 31, 2020. The renewal occurred in September 2021 and covers a period of up to one year. The Company makes equal monthly payments of principal and interest over the term of the notes which are generally 10 months or 11 months in term. The interest rate for the 2020 to 2021 insurance policy was 5.45%. The interest rate for the 2021 to 2022 insurance policy is 3.95%.
(b) Term Loan Facility - Brazil
In connection with the acquisition of American Electric, the Company assumed a loan facility between M&I Brazil, a subsidiary, and an employee of the Company. The loan facility provided the Company with a $0.3 million loan facility. All outstanding amounts, including accrued but unpaid interest, became due and were paid in full in June 2020.
(c) Unsecured Term Notes Payable - Brazil
The Company assumed a short-term financing arrangement between M&I Brazil and Santander Bank, which was used to finance project expenditures. On April 7, 2020, M&I Brazil re-entered into a short-term financing arrangement with Santander Bank. The loan had an interest rate of 12.68% and was repaid in full in May 2021.
The Company also had short-term financing arrangements between M&I Brazil and two, third party financial institutions to finance project expenditures and working capital. At December 31, 2021, the outstanding balance of these two notes was $252 thousand. The notes mature at various dates through December 2024, with interest rates ranging from 7.60% plus the Brazilian Interbank certificate of deposit rate (8.8% at December 31, 2021) to 13.62%.

Debt Maturities and Interest Expense
We had total indebtedness, net of debt issuance costs, on our Consolidated Balance Sheet of $12.3 million as of December 31, 2021. Expected maturities, excluding debt issuance costs of $0.4 million at December 31, 2021 are as follows (in thousands).

Year Ended December 31,
2022	$2,131
2023	2,567
2024	774
2025	1,142
2026	1,142
Thereafter	4,952
Total long-term debt, including current maturities	$12,708
During the years ended December 31, 2021 and 2020, the Company recorded interest expense related to the above indebtedness as follows (in thousands):

	December 31,
	2021	2020
Unsecured promissory note	$—	$6
Secured term note	298	—
Secured term note payable - related party	22	66
Secured promissory note - related party	546	308
Insurance and other notes payable	66	38
Total interest expense	$932	$418
Certain of the agreements governing our outstanding debt have certain covenants with which we must comply. As of December 31, 2021, we were in compliance with all of these covenants.
10. LEASES
Our lease portfolio primarily consists of operating leases for certain facilities and office spaces, and financing leases for equipment. Our leases have remaining terms of 1 year to 5 years and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease assets also include any upfront lease payments made and exclude lease incentives and initial direct cost incurred. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The following table summarizes our operating and finance lease assets and liabilities as of December 31, 2021 and 2020 (in thousands):

		December 31,
	Balance sheet line item classification	2021	2020
Assets
Operating lease assets	Right-of-use assets and other noncurrent assets	$273	$786
Finance lease assets	Property and equipment, net of accumulated depreciation	85	6,781
Total lease assets		$358	$7,567
Liabilities
Current
Operating	Current portion of operating lease obligations	$310	$362
Finance	Current portion of finance lease obligation (includes related parties)	17	648
Noncurrent
Operating	Long-term portion of operating lease obligation	329	490
Finance	Long-term portion of finance lease obligations	64	—
Total lease liabilities		$720	$1,500
Lease termination and impairment of ROU lease asset
On July 30, 2021, the Company terminated its office lease with Millenium-Windfall Partners, Ltd for a fixed settlement of $0.4 million, payable in 43 monthly payments. In accordance with the termination, the Company was released from all future rights and obligations under the lease. In accordance with the termination of the lease, the Company recorded an impairment charge of $0.4 million related to its remaining right-of-use asset for this lease during the third quarter 2021 which is included within selling, general and administrative expenses of the Company's Consolidated Statement of Operations for the year-ended December 31, 2021. The Company also remeasured the lease obligation as of July 30, 2021 and the remaining obligation of $0.4 million under the termination settlement is included in the Company's liabilities at December 31, 2021.
Other
On August 14, 2021, the Company executed a lease agreement for office space in Monterrey, Mexico. The lease has monthly payments of $4 thousand, for a 36-month period.
On January 25, 2021, the Company entered into three finance lease agreements for vehicles. Under the terms of the lease agreements, the Company has total monthly principal and interest payments of $2 thousand for a 36-month period at an annual rate of 10.7%. The leases include purchase options, which are reasonably certain to occur.
The following table summarizes the components of lease expense for the year ended December 31, 2021 and 2020 (in thousands):

Lease Cost	Classification	Year Ended December 31,
		2021	2020
Operating lease cost	Cost of sales	$155	$164
Operating lease cost	Selling, general and administrative expenses	274	253
Finance lease cost:
Amortization of leased assets	Depreciation expense	19	1,171
Interest on lease liabilities	Interest expense	18	498
Net lease cost		$466	$2,086
In February 2021, our lease of an office in Denver, Colorado expired. The total rent expense incurred under the lease for the years ended December 31, 2021 and 2020 totaled $11 thousand and $67 thousand, respectively.

In December 2021, the Company extended its one year lease for equipment used at our liquefaction plant in George West, Texas. The lease called for monthly payments of $13 thousand through November 2022.
The Company leases certain buildings and facilities, including office space in Bellevue, Washington; Houston, Texas; Monterrey, Mexico and certain equipment under non-cancellable operating leases expiring at various dates through August 2024. M&I Brazil leases offices and facilities in three cities in Brazil that are under operating lease agreements. The M&I Brazil leases expire at various dates through March 2024. The assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments based on Brazil’s General Market Price Index rate. Brazil also has multiple short-term equipment leases which are less than twelve months and have no cancellation penalties, therefore they are not recorded on the Consolidated Balance Sheets.
Rent expense totaled approximately $202 thousand and $262 thousand for the years ended December 31, 2021 and 2020, respectively.
The following schedule presents the future minimum lease payments for our operating and finance lease obligations at December 31, 2021 (in thousands):

	Operating Leases	Finance Leases	Total
2022	$339	$25	$364
2023	164	25	189
2024	148	42	190
2025	38	—	38
2026	1	—	1
Thereafter	—	—	—
Total lease payments	690	92	782
Less: Interest	(51)	(11)	(62)
Present value of lease liabilities	$639	$81	$720
Lease term and discount rates for our operating and finance lease obligations are as follows:

	December 31,
Lease Term and Discount Rate	2021	2020
Weighted-average remaining lease term (years)
Operating leases	2.6	3.1
Finance leases	2.1	0.1
Weighted-average discount rate
Operating leases	6.0%	7.3%
Finance leases	10.7%	8.9%
The following table summarizes the supplemental cash flow information related to leases as of December 31, 2021 and 2020:

Other information	December 31, 2021	December 31, 2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$168	$399
Financing cash flows from finance leases	671	3,439
Interest paid	18	374
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$104	$1,159

11. RELATED PARTY TRANSACTIONS
The Company's audit committee, which is comprised of independent members of the Board of Directors reviews all significant related party transactions.
Consulting Agreement With James Aivalis
On October 25, 2021, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Aivalis and Enatek Services, LLC (“Enatek”), an executive services provider, under which Enatek will provide the services of Mr. Aivalis as a consultant and advisor to the Company from February 1, 2022 to January 31, 2023 for the consideration of $12,500 per month plus certain health insurance benefits. Mr. Aivalis’ services to the Company under the Consulting Agreement will include serving as a non-independent member of the Company’s Board of Directors for no additional compensation if he remains on the board.
Finance Lease Obligations - Related Party
On December 1, 2019, the Company refinanced its lease agreement with a subsidiary of The Modern Group, Ltd. (“The Modern Group”) for equipment purchases totaling approximately $3.2 million. Under the terms of the lease agreement, the Company’s monthly principal and interest payments were $232 thousand for the 12 month term at an annual rate of 8.9%. An upfront fee payment of $131 thousand became due July 1, 2020 and the remaining outstanding lease obligation of approximately $648 thousand was and paid in January 2021. All amounts were paid in accordance with the agreement. The following individuals serve in various leadership capacities for The Modern Group: Casey Crenshaw (our Chairman of the Board) as President and Ben Broussard (a member of our Board) as Chief Financial Officer of both The Modern Group as well as its subsidiary, M/G Finance Co., Ltd., a subsidiary of The Modern Group. Casey Crenshaw is the beneficial owner of 25% of the Modern Group and is deemed to jointly control The Modern Group with family members. Stacey Crenshaw (a member of our Board) is the spouse of Casey Crenshaw.
During 2018, Stabilis LLC entered into lease agreements with a subsidiary of The Modern Group to finance vehicles and machinery and equipment totaling approximately $1.5 million payable in equal monthly installments over 24 months at an annual interest rate of 10%. The finance lease agreements included purchase options, which were exercised during 2020 for the remaining outstanding lease obligations of $413 thousand. The assets are now owned and included in our property, plant and equipment, net on the consolidated balance sheets. The purchase had no effect on the net book value of these assets.
Secured Term Note Payable - Related Party
The Company had a Secured Term Note Payable with Chart E&C in the principal amount of $1.1 million, which was repaid in full during the third quarter 2021. See Note 9 for further discussion of repayment of this secured term note payable.
Secured Promissory Note - Related Party
On August 16, 2019, the Company issued a Secured Promissory Note to M/G Finance Co., Ltd., a related party, in the principal amount of $5.0 million, at an interest rate per annum of 6% until December 10, 2020, and 12% thereafter. The following individuals serve in various leadership capacities for The Modern Group: Casey Crenshaw (our Chairman of the Board) as President and Ben Broussard (a member of our Board) as Chief Financial Officer of both The Modern Group as well as its subsidiary, M/G Finance Co., Ltd., a subsidiary of The Modern Group. Casey Crenshaw is the beneficial owner of 25% of the Modern Group and is deemed to jointly control The Modern Group with family members. Stacey Crenshaw (a member of our Board) is the spouse of Casey Crenshaw. On September 20, 2021, the Company amended its secured promissory note with M/G Finance Co., Ltd, to defer scheduled debt and interest payments from September through December 2021. The company again amended its secured promissory note with M/G Finance Co., Ltd, on March 9, 2022 to defer scheduled debt and interest payments beginning April 2022 and lower the interest rate from 12.0% to 6.0%. Repayments under the amendment will resume in October 2022 and will be in equal monthly installments through December 2023. See Note 9 for further discussion of this promissory note.
Term Loan Facility - Brazil
In connection with the acquisition of American Electric, the Company assumed a loan facility between M&I Brazil, a subsidiary, and an employee of the Company. The loan facility provided the Company with a $0.3 million loan facility. All outstanding amounts, including accrued but unpaid interest, became due and were paid in full in June 2020. Under the loan agreement, the interest rate on the loan facility was 10.0%, per annum, payable each quarter.

Operating Leases
The Company subleased space in Denver, Colorado to a subsidiary of The Modern Group. During the year ended December 31, 2020, the Company billed $8 thousand to The Modern Group under the agreement. The lease was cancelled in 2020.
Other Purchases and Sales
During the years ended December 31, 2021 and 2020, the Company paid Applied Cryo Technologies, Inc. (“ACT”), a company owned 51% by Crenshaw Family Holdings International, Inc., $0.6 million and $0.5 million, respectively, for equipment, repairs, and services. The Company also sold $29 thousand and $2 thousand of LNG to ACT during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, respectively, we had $18 thousand and $2 thousand due from ACT included in accounts receivable on the consolidated balance sheets. As of December 31, 2021 and 2020, respectively, we had $23 thousand and $0.1 million due to ACT included in accounts payable on the consolidated balance sheets.
The Company purchases supplies and services from a subsidiary of The Modern Group. During the years ended December 31, 2021 and 2020, purchases from The Modern Group totaled $1.0 million and $0.7 million, respectively. The Company had no sales of supplies and services to The Modern Group in 2020. There were $13 thousand sales in 2021. There was no receivable due from The Modern Group as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, respectively, we had $0.7 million and $0.6 million due to The Modern Group included in accounts payable on the consolidated balance sheets.
Chart Energy & Chemicals, Inc. (“Chart E&C”) beneficially owns 8.3% of our outstanding common stock. The Company purchases services from Chart E&C. During the years ended December 31, 2021 and 2020, purchases from Chart E&C totaled $0.3 million and $23 thousand. As of December 31, 2021 and 2020, we had $0.2 million and $14 thousand due to Chart E&C included in accounts payable on the consolidated balance sheets.
12. INCOME TAXES
The components for income tax expense included in the accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	December 31, 2021	December 31, 2020
Current state income tax expense	$267	$45
Current foreign income tax expense	541	211
Deferred federal income tax expense	—	—
Total income tax expense	$808	$256

A reconciliation of income taxes computed using the 21% U.S. federal statutory rate to the amount reflected in the accompanying consolidated statement of operations for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	December 31, 2021	December 31, 2020
Income tax benefit using U.S. federal statutory rate	$(1,468)	$(1,352)
State income tax expense	211	35
Foreign income tax expense	205	210
Foreign tax rate difference	226	29
Non-deductible expenses	(31)	(26)
Change in valuation allowance	1,458	1,383
Other	207	(23)
	$808	$256

The effects of temporary differences and carryforwards that give rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2021	December 31, 2020
Federal net operating loss carryforward	$13,446	$12,203
Accrued interest to related parties, not deductible until paid	119	570
Difference in compensation expense from stock options	109	—
Accrued compensation	357	69
Basis of intangible assets	250	309
Other	35	—
Valuation allowance	(8,097)	(6,639)
Total deferred tax assets	6,219	6,512

Basis of property, plant and equipment	5,612	6,000
Bad debt expense	33	—
Prepaid expenses	215	155
Basis in foreign entity	325	357
Other	34	—
Total deferred tax liabilities	6,219	6,512
Net deferred tax liabilities	$—	$—
On March 27, 2020, President Trump signed into law the "Coronavirus Aid, Relief, and Economic Security Act" ("CARES ACT"). The CARES Act, among other things, includes provisions relating to net operating loss carryback periods. The Company is evaluating the impact, if any, that the CARES Act may have on the Company's future operations, financial position, and liquidity.
At December 31, 2021, the Company has net operating loss carry forwards of approximately $64 million which may be used to offset future taxable income. The net operating loss carryforwards includes $42.8 million of losses arising prior to December 31, 2017 that expire in 2028 through 2037. Those arising in tax years after 2017 can be carried forward indefinitely. Also, for losses arising in taxable years beginning after December 31, 2017 the operating loss deduction is limited to 80% of taxable income (determined without regard to the deduction). Since the Company has not yet generated significant taxable income, a valuation allowance has been established to fully reserve the Company's net deferred tax assets at December 31, 2021. A change in ownership eliminated substantially all net operating loss carryforwards of an acquired subsidiary at July 26, 2019.
The Company recognizes the tax benefit or obligation from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based not only on the technical merits of the tax position based on tax law, but also past administrative practices and precedents of the taxing authority. The tax benefits or obligations are recognized in our financial statements if there is a greater than 50% likelihood of the tax benefit or obligation being realized upon ultimate resolution. As of the years ended December 31, 2021 and 2020, the Company had no uncertain tax positions that required recognition.
As of December 31, 2021, the Company's tax returns for years 2018 to 2020 remain subject to examination for both federal and state filings.
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
In October 2018, American Electric received notification of a potential liability of $4.3 million associated with an asset purchase agreement to sell substantially all of its U.S. business assets and operations to Myers Power Products, Inc. ("Myers"). In 2021, the parties reached an amicable resolution of their differences and as of December 31, 2021, all claims regarding the net working capital were mutually released and the lawsuit was dismissed with prejudice to refiling same.
14. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Common Stock
The Company is authorized to issue up to 37,500,000 shares of Common Stock, $0.001 par value per share. The following table summarizes issuances of shares of our common stock for the twelve months ended December 31, 2021 and 2020 (amounts in thousands):

		Twelve Months Ended December 31,
Issuance	Additional disclosure	2021	2020
Director compensation (1)	Stock-Based Compensation discussion below	—	96,014
Vesting of employee stock awards (2)	Stock-Based Compensation discussion below	294,642	—
Acquisition of Port Allen facility (3)	Note 6	500,000	—
______________
(1)    In February 2020, the Company issued 34,706 shares of common stock to former directors as payment for services rendered as members of the American Electric Board of Directors, and in April 2020, the Company issued 61,308 shares of common stock to independent directors as payment for services rendered as members of the Company's Board of Directors.
(2)    Amounts are net of shares withheld to cover employee tax payments. Amounts vested are for various employees.
(3)    In May 2021, the Company issued 500,000 shares of common stock, valued at $3.8 million, as partial consideration for the purchase of an LNG production facility in Port Allen, Louisiana. See Note 6 for further discussion of our acquisition of our LNG production facility in Port Allen.
Preferred Stock
Our Board of Directors has the authority, without stockholder approval, to issue up to 1,000,000 shares of Preferred Stock, $.001 par value. The authorized Preferred Stock may be issued by the Board of Directors in one or more series and with the rights, privileges and limitations of the Preferred Stock determined by the Board of Directors. The rights, preferences, powers and limitations of different series of Preferred Stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions, and other matters. As of December 31, 2021, we have no Preferred Stock issued or outstanding.
Stock-Based Compensation Under Our Long-Term Incentive Plan
(a) Amended and Restated 2019 Long Term Incentive Plan
The Company has a long-term incentive plan which was approved by the Board of Directors on December 9, 2019 (the “2019 Plan”).  The 2019 Plan provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, substitute awards, other stock-based awards, cash awards and/or any combination of the foregoing which may be granted to employees, officers and directors of the Company and affiliates or to any other person who performs services to the Company and affiliates (including independent contractors and consultants of the Company and its subsidiaries).
In July 2021, the Company's Board of Directors approved the Amended and Restated 2019 Long Term Incentive Plan (the “Amended and Restated Plan”), which was subsequently approved by the Company's shareholders on September 14, 2021. Under the Amended and Restated Plan, the maximum number of shares of common stock available for issuance was increased from 1,675,000 shares under the 2019 Plan to 4,000,000 shares.
No participant may receive a grant covering more than 2,000,000 shares of our common stock in any year and a non-employee member of the Board may not be granted more than 100,000 shares in any year. In the event of certain changes in the Company’s common stock such as recapitalization, reclassification, stock split, combination or exchange of shares, stock dividends or the like, appropriate adjustment will be made in the number and kind of shares available for issuance under the Amended and Restated Plan as well as the purchase price, if any, per share.
(b) Restricted Stock Awards
During 2020, the Company granted 61,308 RSAs to independent directors under the 2019 Plan. The fair value of the RSAs on the date of grant was $150 thousand based on the previous day closing price of our common stock which was at a weighted average grant date fair value of $3.67 per award. The Company recognized $133 thousand in stock-based compensation costs for the year ended December 31, 2020 and $17 thousand in stock-based compensation cost for the year ended December 31, 2021, which is included in general and administrative expense.
(c) Restricted Stock Units
On August 22, 2021, the Company entered into a separation and release agreement with James C. Reddinger (formerly the Company's chief executive officer) pursuant to which Mr. Reddinger voluntarily resigned from his employment with the Company and as a member of the Company’s Board of Directors. Under the separation and release agreement, the Company agreed that Mr. Reddinger’s 500,000 RSUs granted under the 2019 Plan would fully vest as of August 22, 2021, subject to Mr. Reddinger agreeing to hold the shares through December 31, 2022, and his continued compliance with his obligations in his separation and release agreement. The remaining unamortized cost of $0.5 million associated with Mr. Reddinger’s RSUs were expensed upon resignation because the issuance of the shares to Mr. Reddinger was no longer contingent upon any future service or term of employment.
On August 23, 2021, the Company appointed Westervelt T. Ballard, Jr., as its president and chief executive officer. In connection with Mr. Ballard's appointment, the Company granted Mr. Ballard 500,000 RSUs, of which 250,000 RSUs vested immediately on August 23, 2021. The remaining 250,000 will vest over a two-year period in two equal tranches on August 23, 2022, and August 23, 2023, conditioned on Mr. Ballard remaining continuously employed through each vesting date. The fair value of the RSUs on the date of grant was $3.4 million based on the previous day closing price of our common stock on the grant date.
During 2020, the Company granted 781,000 RSUs with a grant date fair value of $1.4 million to employees under the 2019 Plan.

A summary of the Company's restricted stock awards and restricted stock units activity during the fiscal years 2021 and 2020 are presented in the following table:

	# of Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value per Share
Unvested at 12/31/2019	—	$—
Granted	882,320	1.99
Vested (1)	(96,014)	3.84
Forfeited	(2,500)	1.75
Unvested at 12/31/2020	783,806	1.76
Granted	500,000	6.78
Vested (2)	(851,283)	3.23
Forfeited	(5,504)	1.75
Unvested at 12/31/2021	427,019	4.69
______________
(1) Amounts are RSAs which are considered issued upon grant. Unamortized costs related to restricted stock awards was $0 and $17 thousand at December 31, 2021 and 2020, respectively.
(2) Amount includes 500,000 RSUs which vested upon the resignation of Mr. Reddinger and 250,000 RSUs which vested upon the employment of Mr. Ballard as described above.
The Company recognized total stock-based compensation costs, net of forfeitures of $2.9 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively, related to RSAs and RSUs which is included in general and administrative expenses in the Consolidated Statements of Operations. For the year ended December 31, 2021, $2.0 million in stock-based compensation costs, related to the grant of RSUs to Mr. Ballard, including the immediate vesting of 250,000 RSUs, $0.5 million related to the accelerated vesting of RSUs granted James Reddinger upon his resignation and the remaining $0.4 million related to vesting of RSUs granted to other employees was recognized.
As of December 31, 2021, the Company had $1.5 million of unrecognized compensation costs related to 427,019 outstanding RSUs, which is expected to be recognized over a weighted average period of less than two years. All RSUs are expected to vest.
(d) Stock Options
The Company agreed to grant Mr. Ballard 1,300,000 options to purchase an equal amount of the Company’s common stock under the terms of Mr. Ballard's employment agreement, with a strike price equal to $10.00 per share, which will vest (i) 442,000 options on August 23, 2022, (ii) 429,000 options on August 23, 2023, and (iii) 429,000 options on August 23, 2024, conditioned on Mr. Ballard remaining continuously employed through each vesting date.
The Company has estimated the value of the options using a valuation model. The full aggregate fair value determined was $2.9 million using observable inputs from trading values of the Company's shares of stock. The Company recognized the stock-based compensation costs pro-rata for the third and fourth quarters for the year ended December 31, 2021, which is included in general and administrative expenses in the consolidated statements of operations. Assumptions used in determining the valuation of the options included the following:
•A strike price of $10.00 per the employment agreement with 3 year vesting terms and the closing price of the common stock of $6.78 at August 23, 2021 (the date the employment agreement).
•The risk free rate assumed the return of a U.S. Treasury bill of 3 years (the vesting period), which was approximately 0.7% at August 23, 2021.
•$0 dividends as we have not historically paid dividends.

•A term of 6.5 years, which was determined as the midpoint between the vesting period of 3 years with an anticipated expiration date of 10 years.
•Volatility of approximately 44%.
At December 31, 2021, we had no other stock option awards outstanding. Stock-based compensation costs associated with the Company's stock options was $0.3 million and $0 for the years ended December 31, 2021 and 2020, respectively.
Issuances of Warrants
We issued warrants to an unaffiliated party in 2017 in connection with a financing transaction which have a cashless exercise option. As of December 31, 2021, remaining, outstanding warrants to purchase 62,500 shares of our common stock were as follows:

Date of Issuance	No. of Warrants	Exercise Price	Expiration Date
Nov. 13, 2017	62,500	$18.08	Nov. 13, 2022
15. EMPLOYEE 401(k) PLAN
The Company has established a savings plan ("Savings Plan") which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 90% of their base pay, subject to Internal Revenue Code limitations. The Company contributes to the Savings Plans, subject to limitations. For the years ended December 31, 2021 and 2020, the Company contributed $231 thousand and $181 thousand, respectively, in matching contributions to the Savings Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2021 at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2021 based on these criteria. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.
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
ITEM 9B. OTHER INFORMATION

None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers of Stabilis Solutions, Inc.
The following table sets forth the names, ages (as of March 9, 2022) and titles of our current executive officers and directors.

Name	Age	Position
J. Casey Crenshaw	47	Chairman of the Board of Directors
Westervelt T. Ballard, Jr.	50	President, Chief Executive Officer and Director
Andrew L. Puhala	52	Chief Financial Officer
James G. Aivalis	63	Director
Ben J. Broussard	43	Director
Stacey B. Crenshaw	45	Director
Edward L. Kuntz	77	Director
Peter C. Mitchell	66	Director
Matthew W. Morris	50	Director
J. Casey Crenshaw
Chairman of the Board of Directors
J. Casey Crenshaw, age 47, was appointed Chairman of Stabilis on July 26, 2019. Prior to the completion of the Share Exchange, he served on the Board of Directors of American Electric from 2012 to July 2019 and as the Executive Chairman of the Board of Directors of Stabilis Energy, LLC from November 2018 until July 2019. Mr. Crenshaw previously served as President of Stabilis Energy, LLC from its formation in February 2013 until November 2018. Mr. Crenshaw also serves as President and a member of the Board of Directors of The Modern Group, Ltd, a privately-owned diversified manufacturing, parts and distribution, rental/leasing and finance business headquartered in Beaumont, Texas. Mr. Crenshaw has held various executive positions with The Modern Group since 1997, including over 10 years as CFO.  Mr. Crenshaw holds a BA in Finance from Texas A&M University. Mr. Crenshaw is spouse of director Stacey B. Crenshaw.
Westervelt T. Ballard, Jr.
President, Chief Executive Officer and Director
Westervelt T. Ballard, Jr., age 50, was appointed President, Chief Executive Officer and a director on August 23, 2021. Mr. Ballard served as Executive Vice President, Chief Financial Officer and Treasurer of Superior Energy Services, Inc., a highly diversified provider of rental equipment, manufactured products, and engineered and specialized services to the global energy industry from 2018 to 2021. At Superior, Mr. Ballard served in a variety of progressive roles during his 13-year career, including as an operations executive vice president from 2012 to 2018 with full responsibility over strategic and commercial direction, capital allocation, operations, safety, financial and administrative functions for a diversified portfolio of business lines operating in over 30 countries. Additionally, he served as Vice President of Corporate Development where he was responsible for sourcing, evaluating and executing acquisitions and strategic investments globally. Superior entered into Chapter 11 bankruptcy to consummate a prepackaged reorganization in December 2020 and emerged in February 2021. Mr. Ballard served in the United States Marine Corps, earning the rank of captain. He is a graduate of the University of Georgia and is a director of the Marine Corps-Law Enforcement Foundation.
Andrew L. Puhala
Chief Financial Officer
Andrew L. Puhala, age 52, has been Chief Financial Officer of Stabilis since November 2018. From August 2017 until November 2018, Mr. Puhala served as VP of Finance for The Modern Group, Ltd. From September 2015 to June 2017 he served as Chief Financial Officer of ERA Group Inc. (NYSE:ERA), a provider of helicopter transport services primarily to the energy industry. Mr. Puhala served as Chief Financial Officer of American Electric Technologies, Inc. from January 2013 to September 2015 and CFO of AccessESP from 2011- 2012. Mr. Puhala held a variety of senior financial roles at Baker Hughes, Inc. from

1996 - 2011 including VP finance- Middle East Region, Division Controller and Assistant Treasurer. Mr. Puhala is a Certified Public Accountant and received a BBA in Accounting and an MPA from the University of Texas at Austin.

James G. Aivalis
Director
James G. Aivalis, age 63, was appointed to the Board of Directors of Stabilis on July 26, 2019. From July 2019 through his retirement in January 2021, he served as Chief Operating Officer of Stabilis. He has served as a consultant to Stabilis since February 2021. Mr. Aivalis was the Chief Executive Officer, President and Director of Prometheus Energy Group from January 2013 until July 2019. He served as Managing Member of AEGIS NG, LLC from April 2016 until September 2019. From May 2006 through June 2012, Mr. Aivalis was the Chief Executive Officer and President of ThruBit, LLC, a Venture Capital funded company focused on drilling and evaluation technologies for horizontal wells and unconventional hydrocarbon reservoirs. From 2002 to 2006, Mr. Aivalis was GM/Managing Director at TenarisConnections, with global responsibilities for high performance OCTG premium connections. Mr. Aivalis served with Schlumberger from 1981 to 2002 with domestic and international roles in Management, Operations, Engineering, Project Management and Sales and Marketing. Mr. Aivalis served from October 2009 to September 2018 as a Non-Executive Director and Business Advisor with XACT Downhole Telemetry, Inc. in Calgary, Canada, and from August 2011 to December 2013 as a Business Advisor to Zinc Air Inc., developing grid scale flow batteries. Since June 2018, Mr. Aivalis has been a member of the Advisory Board at Florida Institute of Technology for the College of Engineering and Sciences. Mr. Aivalis holds a Bachelor of Science degree in Ocean Engineering from Florida Institute of Technology, has authored six patents focused on well construction and optimization technologies, and is a long-standing member of the Society of Petroleum Engineers.
Ben J. Broussard
Director
Ben J. Broussard, age 43, was appointed to the Board of Directors of Stabilis on July 26, 2019. Mr. Broussard has been the Chief Financial Officer for the Modern Group, Ltd since March 2021. Since joining the Modern Group in 2013 until March 2021 he served as the Director of Finance. Mr. Broussard began his career as a commercial banker with Washington Mutual Bank in 2001. After leaving the bank in 2008, he worked at T-Mobile until 2011 and as a consultant to Microsoft’s Global Procurement Group from 2011 to 2013. Mr. Broussard holds a BA from the University of Notre Dame and JD from South Texas College of Law Houston.
Stacey B. Crenshaw
Director
Stacey B. Crenshaw, age 45, was appointed to the Board of Directors of Stabilis on February 4, 2020. She co-founded Stabilis Energy, LLC in 2013. Prior to her role with Stabilis she was a practicing attorney with Germer Gertz, LLP from 2002 to 2004. Mrs. Crenshaw is the owner of ClaraVaille, a designer and retailer of custom jewelry. Mrs. Crenshaw is also actively involved in her local community through leadership roles at the Neches River Festival and the Symphony League of Beaumont. From 2006 to 2011 she was the founder and director of CHAD’s Place, a non-profit that held conferences and provided support groups for the bereaved. Mrs. Crenshaw has also served on several boards including Family Services of Southeast Texas, All Saints Episcopal School, and the advisory board of the Art Museum of Southeast Texas. Mrs. Crenshaw received a Bachelor of Liberal Arts degree in Journalism from Texas A&M University and a Doctor of Jurisprudence degree from the University of Houston Law Center. Mrs. Crenshaw is the spouse of Mr. Crenshaw.
Edward L. Kuntz
Director
Edward L. Kuntz, age 77, was appointed to the Board of Directors of Stabilis on July 26, 2019. He served on the Board of Directors and as Chairman of the Audit Committee of American Electric from September 2013 to July 2019. Mr. Kuntz currently serves as the Chairman of the Board of Directors of U.S Physical Therapy, Inc., a publicly held operator of physical therapy clinics and related businesses. He has been a director since 2014. Mr. Kuntz is the former Chairman and Chief Executive Officer of Kindred Healthcare, the largest diversified provider of post-acute care services in the United States. From 1998 through May 2014 he served as Chairman of the Board of Directors of Kindred and as Chief Executive Officer from 1998 to 2004. From 2000 through 2016, Mr. Kuntz served as a director of Rotech Healthcare, Inc., one of the largest providers of home medical equipment and related products and services in the United States. Mr. Kuntz received B.A., J.D. and L.L.M. degrees from Temple University.

Peter C. Mitchell
Director
Peter C. Mitchell, age 66, was appointed to the Board of Directors of Stabilis on July 26, 2019. He was most recently Senior Vice President and Chief Financial Officer of Coeur Mining, Inc. a leading precious metals producer, which owns and operates mines throughout North America, including the Palmarejo complex in Mexico, one of the world’s largest silver mines. Peter joined Coeur as CFO in 2013, and was responsible for investor relations, financial planning and analysis, financial reporting, information technology, tax and compliance, in addition to serving as a key team member on the company’s acquisition and divestiture activities and leading all capital markets activity in multiple equity and debt financings. Previously, he held executive leadership positions in finance and operations with a variety of U.S. and Canadian companies both public and private equity sponsored, among them Taseko Mines Ltd., Vatterott Education Centers, Von Hoffmann Corporation and Crown Packaging Ltd. Mr. Mitchell is a former member of the Board of Directors and Audit Committee Chair for Northern Dynasty Minerals Ltd and is currently a member of the Board of Directors and Audit Committee Chair of Northcliff Resources Ltd., Taseko Mines Limited and Montage Gold Limited. He earned a BA in Economics from Western University, an MBA from the University of British Columbia, is a Chartered Accountant (CPA-CA).
Matthew W. Morris
Director
Matthew W. Morris, age 50, was appointed to the Board of Directors of Stabilis on November 2, 2021. Mr. Morris has served as a director for Cornerstone Strategic Value Fund, Inc., and Cornerstone Total Return Fund, Inc. since November 2017, and is a member of the Audit Committee and Nominating and Corporate Governance Committee for both companies. Mr. Morris served as CEO of Stewart Information Services Corporation from 2011 to September 9, 2019 and as President from September 9, 2019 to January 2020. Prior to serving as CEO, he served in various executive management positions for Stewart Information Services Corporation, Stewart Title Company and Stewart Title Guaranty Company. Mr. Morris also served as a consultant from January 16, 2020 to June 16, 2020. He previously served as director for a strategic litigation consulting firm, offering trial, and settlement sciences, crisis management and communications strategy. He received a Bachelor of Business Administration in organizational behavior and business policy from Southern Methodist University, and a Master of Business Administration with a concentration in finance from The University of Texas.

Director Independence
The Board has determined that Messrs. Peter C. Mitchell, Edward L. Kuntz and Matthew W. Morris are currently the Company's independent directors as defined by the rules and regulations of the NASDAQ Stock Market LLC ("NASDAQ") and SEC.
The NASDAQ definition of independence includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings involving the Company, which would prevent a director from being independent.
Board Committees
The Company has appointed certain non-employee Board members to the Audit Committee and the Compensation Committee. Both Committees are governed by charters adopted by the Board. The charters establish the purposes of the Committees as well as membership guidelines. They also define the authority, responsibilities and procedures of each Committee in relation to the Committee’s role in supporting the Board and assisting the Board in discharging its duties in supervising and governing the Company.
The Audit Committee consist of Messrs. Peter C. Mitchell (Chair), Edward L. Kuntz and Matthew W. Morris. The Board has determined that Mr. Mitchell satisfies the definition of “audit committee financial expert.”
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

The Compensation Committee consist of Messrs. J. Casey Crenshaw (Chair), Peter C. Mitchell, Edward L. Kuntz and Matthew W. Morris.
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
Business Ethics and Conduct Policy
We have adopted a Code of Business Ethics and Conduct that is applicable to all employees, officers and members of our Board. The Company has made the Code of Business Ethics and Conduct available on its website at www.stabilis-solutions.com.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on our review of the copies of such reports, we believe that all such reports required by Section 16(a) of the Exchange Act were in compliance with such filing requirements during the fiscal year ended December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION
Overview & Oversight of Compensation Program
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
On August 23, 2021, the Company appointed Westervelt T. Ballard, Jr. as its president and chief executive officer following the resignation of James Reddinger from those positions. Our named executive officers are:

Name	Principal Position
Westervelt T. Ballard, Jr.	Chief Executive Officer, President
Andrew L. Puhala	Chief Financial Officer
Koby Knight	SVP Solutions Support
James Reddinger	Former Chief Executive Officer and President

Summary Compensation Table
The following table below shows the total compensation information regarding each of the named executive officers for the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All other compensation ($)		Total ($)
Westervelt T. Ballard, Jr.,	2021	$175,547	$—	$3,390,000	$2,879,000	$125,000	$—		$6,569,547
Chief Executive Officer (Current)	-	—	—	—	—	—	—		—
James Reddinger,	2021	333,333	—	—	—	—	666,667	(6)	1,000,000
Chief Executive Officer (Former)	2020	420,835	—	875,000	—	—	—		1,295,835
Koby Knight,	2021	325,000	—	—	—	125,000	12,000	(5)	462,000
SVP Solutions Support	2020	343,334	—	175,000	—	—	12,000	(5)	530,334
Andrew Puhala,	2021	315,000	—	—	—	103,150	—		418,150
Chief Financial Officer	2020	262,501	—	35,000	—	—	—		297,501
______________
(1)    No bonus was earned for the fiscal years 2021 and 2020.
(2)    The amount represents the full aggregate grant date fair value of restricted stock units granted during the fiscal years 2021 and 2020, computed in accordance with FASB ASC 718. Restricted stock units are valued at market price of the Company's common stock at the closing price at the date of grant. These amounts do not represent the actual value that may be realized by named executive officers.
(3)    The Company granted Mr. Ballard 1,300,000 options (see "Employment Arrangements for Mr. Ballard" below). Amount represents the full aggregate grant date fair value in accordance with ASC 718. See Note 14 of the Notes to Consolidated Financial Statements for further discussion of stock options granted to Mr. Ballard.
(4)    Pursuant to his Annual Incentive Plan, Mr. Ballard earned the maximum performance award of $125,000 for 2021 performance. Mr. Knight and Mr. Puhala earned performance awards of $125,000 and $103,150, respectively, for 2021 performance. No performance awards were earned for the fiscal 2020 year.
(5)    The amount represents an annual auto allowance paid out on a monthly basis.
(6)    The amount for James Reddinger represents severance pursuant to the "Separation Agreement" (see below "Separation Arrangements for Mr. Reddinger.")
During the year ended December 31, 2021, the Company granted Mr. Ballard Restricted Stock Units (RSUs) of 500,000. During the year ended December 31, 2020, Mr. Reddinger, Mr. Knight, and Mr. Puhala received RSUs of 500,000, 100,000, and 20,000, respectively. These RSUs are valued at market price of the Company's common stock closing price at the date of grant. Each RSU converts into one share of common stock on vesting.

Outstanding Equity Awards

The following table below provides information regarding outstanding stock and option awards held by the named executive officers as of December 31, 2021:

	Option Awards					Stock Awards
Name	Number of shares or units of stock Underlying Unexercised Options (#) Exercisable	Number of shares or units of stock Underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: Number of securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares or units of stock that have not vested (#)	Market value of unearned shares or units of stock that have not vested ($) (1)
Westervelt T. Ballard, Jr.	1,300,000	—	$—	$10.00	8/23/2031	250,000	$1,695,000
Koby Knight	—	—	—	—	—	66,667	116,667
Andrew Puhala	—	—	—	—	—	13,333	23,333
James Reddinger	—	—	—	—	—	—	—
________________
(1)    The amount represents the grant date fair value of restricted stock units granted. Restricted stock units are valued at market price of the Company's common stock at the closing price at the date of grant. These amounts do not represent the actual value that may be realized by named executive officers
During the year ended December 31, 2021, the Company granted Mr. Ballard restricted stock units of 500,000 and stock options of 1,300,000 (see below "Separation Arrangements for Mr. Ballard"). In 2020 Mr. Reddinger, Mr. Knight, and Mr. Puhala received restricted stock units of 500,000, 100,000, and 20,000, respectively. Mr. Reddinger's units vested immediately upon his resignation in August 2021 (see below "Separation Arrangements for Mr. Reddinger"). Mr. Knight and Mr. Puhala's units vest in one-third increments each year following the grant date of the award, subject to the terms and conditions of the award agreement. Each RSU converts into one share of common stock on vesting.
Employment, Severance or Change in Control Agreements
Arrangements for James Aivalis
James G. Aivalis retired as our Chief Operating Officer on January 31, 2021 at which time his compensation for his executive services terminated and his post-retirement services as an independent consultant commenced pursuant to the terms of his executive employment agreement for the period from February 1, 2021 through January 31, 2022. On October 25, 2021 the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Aivalis and Enatek Services, LLC (“Enatek”), an executive services provider, under which Enatek will provide the services of Mr. Aivalis as a consultant and advisor to the Company from February 1, 2022 to January 31, 2023 for the consideration of $12,500 per month plus certain health insurance benefits. Mr. Aivalis’ services to the Company under the Consulting Agreement will include serving as a non-independent member of the Company’s Board of Directors for no additional compensation if he remains on the board.
Prior to his retirement on January 31, 2021, the Company entered into an employment agreement with Mr. Aivalis covering the period from January 1, 2020 through January 31, 2021. Under the terms and conditions of the agreement, Mr. Aivalis received an annualized base salary of $325,000 and an annual bonus for 2019 service equal to $260,000 which was paid in 2020.
Employment Arrangements for Mr. Ballard
The Company has entered into an Employment Agreement with Mr. Ballard effective as of August 23, 2021 (the “Employment Agreement”) pursuant to which it agreed for a term of three years (unless terminated earlier pursuant to the terms of the Employment Agreement), subject to successive one-year extensions, to employ Mr. Ballard as its President and Chief Executive Officer. The Company agreed to cause Mr. Ballard to be elected to the Board and thereafter to cause him to be nominated as a director and recommend his election to stockholders on an annual basis during the term of his employment.
In consideration of his services, the Company has agreed to pay Mr. Ballard an annualized base salary of not less than $500,000. Mr. Ballard will be entitled to participate in the Company’s Annual Bonus Plan, with a target bonus based on performance to be determined by the Compensation Committee of the Board of Directors and to initially range from 50% of Mr. Ballard’s base salary for “threshold” performance, to 100% of his base salary for “target” performance, and 150% of his base salary for “maximum” performance. Notwithstanding the foregoing, Mr. Ballard’s bonus target for calendar year 2021 was prorated in the amount of $125,000. Additionally, the Company granted Mr. Ballard 500,000 restricted stock units (“RSUs”) under the Company’s 2019 Long Term Incentive Plan, subject to Board approval, of which (i) 250,000 RSUs vested on August 23, 2021, (ii) 125,000 RSUs will vest on August 23, 2022, and (iii) 125,000 RSUs will vest on August 23, 2023, conditioned on Mr. Ballard remaining continuously employed through each vesting date. The Company also agreed to grant Mr. Ballard 1,300,000 options to purchase the Company’s common stock under the 2019 Long Term Incentive Plan, subject to Board approval with a strike price equal to $10.00 per share, which will vest (i) 442,000 options on August 23, 2022, (ii) 429,000 options on August 23, 2023, and (iii) 429,000 options on August 23, 2024, conditioned on Mr. Ballard remaining continuously employed through each vesting date. Mr. Ballard shall not be permitted to exercise any of the options while he is employed by the Company on or before the expiration of his term of employment, unless (Y) in connection with a sale of an equal number of more of shares of stock by the Company’s Chairman of the Board, or (Z) the Company’s stock has traded at $20.00 or more per share for at least 120 consecutive days. Mr. Ballard will also be eligible to participate in all of the Company’s discretionary short-term and long-term incentive compensation plans and programs and other employee benefit plans which are generally made available to other similarly situated senior executives of the Company.
Upon a termination of the Employment Agreement by the Company without Cause (as defined in the Employment Agreement) or by Mr. Ballard resigning his employment for Good Reason (as defined in the Employment Agreement), the Company will cause the RSUs and options described above to become fully vested and will pay Mr. Ballard an amount equal to the base salary and target bonus (at “Target” performance) that he would have received during the period between the date the Employment Agreement is terminated and its expiration or renewal date, as applicable, or for 12 months following the date of termination of the Employment Agreement, whichever is greater. Additionally, the Company will pay a pro rata portion of the target bonus that would have been payable to Mr. Ballard for the year of termination, if his employment had not terminated, and will reimburse him for up to 18 months of certain COBRA payments if he timely elects to continue coverage under COBRA. If the Employment Agreement is terminated by the Company for Cause or by Mr. Ballard without Good Reason on or before 24 months from the effective date of the Employment Agreement, Mr. Ballard will forfeit or repay, as applicable, the shares of common stock he received with respect to the 250,000 RSUs that vested on the effective date of the Employment Agreement, with such forfeiture or repayment, as applicable, being net of any withholding obligations.
He will also forfeit any unvested part of the RSUs and options described if the Employment Agreement is terminated by the Company for Cause or by Mr. Ballard without Good Reason.
Upon a Change-in-Control (as defined in the Employment Agreement) of the Company, the RSUs and options described above would become fully vested, subject to Mr. Ballard’s continued employment through the effective date of the Change-in-Control.
Separation Arrangements for Mr. Reddinger
On August 22, 2021, the Company entered into a Separation and Release Agreement with Mr. Reddinger (the “Separation Agreement”) pursuant to which Mr. Reddinger voluntarily resigned from his employment with the Company and as a member of the Company’s Board of Directors, effective August 22, 2021. Under the Separation Agreement, the Company agreed to pay an amount equal to Mr. Reddinger’s base salary of $500,000 per year that he would have received between the date of his separation of employment and December 31, 2022. Additionally, the Company agreed that Mr. Reddinger’s 500,000 RSUs granted under the 2019 Long Term Incentive Plan fully vested as of the date of his separation of employment; provided that Mr. Reddinger agreed to lock-up restrictions on the sale of the shares of common stock issued upon vesting of the RSUs through December 31, 2022. In accordance with the 2019 Long Term Incentive Plan, the RSUs will be settled upon the earlier of (i) Mr. Reddinger’s death or (ii) the date that is six months after his separation from service. Under the Separation Agreement, Mr. Reddinger provided a customary general release to the Company and also agreed to certain confidentiality, non-disclosure, non-competition, non-solicitation, non-disparagement, and cooperation covenants in favor of the Company.
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
For the amounts of base salary that our named executive officers received in 2021 and 2020, see “Executive Compensation-Summary Compensation Table.”
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
Annual Cash Bonuses and Annual Non-equity Incentive Plan Compensation
For the year ended December 31, 2021, Mr. Ballard earned non-equity incentive plan compensation of $125,000. Mr. Knight and Mr. Puhala earned non-equity incentive plan compensation of $125,000 and 103,150, respectively. No amounts were earned as non-equity incentive plan compensation for the year ended December 31, 2020.
Other Benefits
We offer participation in broad-based retirement, health and welfare plans to all of our employees.
Risk Considerations
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
Amended and Restated 2019 Long Term Incentive Plan
 The Company has a long-term incentive plan which was approved by the Board of Directors on December 9, 2019 (the “2019 Plan”). In July 2021, the Company's Board of Directors approved the Amended and Restated 2019 Long Term Incentive Plan (the “Amended and Restated Plan”), which was subsequently approved by the Company's shareholders on September 14,

2021. Under the Amended and Restated Plan, the maximum number of shares of common stock available for issuance was increased from 1,675,000 shares to 4,000,000 shares.
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
Directors who are not determined to be independent do not receive any additional compensation for their service on our Board of Directors.
The following table describes the compensation earned by each individual who served as an independent director during 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Totals ($)
Edward L. Kuntz	$100,000	$—	$—	$100,000
Peter C. Mitchell	100,000	—	—	100,000
Matthew W. Morris (1)	25,000	—	—	25,000
Mushahid "Mush" Khan (2)	75,000	—	—	75,000
Total	$300,000	$—	$—	$300,000
_______________
(1)    Mr. Morris was elected by the Board on November 2, 2021 to serve as independent director until the next election of directors by the Company’s stockholders.
(2)    Mr. Khan resigned from the Board effective November 2, 2021; until that time, he served as an independent director.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The table below sets forth information, as of March 9, 2022, the amount and percentage of our outstanding shares of common stock beneficially owned by (i) each person known by us to own beneficially more than 5% of our outstanding common stock, (ii) each director, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise noted, the following table is based on 17,691,268 shares outstanding as of March 9, 2022.

Name(4)	Common Stock
	Number of Shares	Percent of Class
J. Casey Crenshaw (1)	13,030,887	73.7%
Stacey B. Crenshaw (1)	13,030,887	73.7%
LNG Investment Company, LLC (2)	12,580,808	71.1%
Chart Energy & Chemicals, Inc. (3)	1,470,807	8.3%
Westervelt T. Ballard, Jr.	193,358	1.1%
Andrew L. Puhala (4)	6,617	*
Benjamin J. Broussard (4)	1,500	*
James G. Aivalis (4)	1,100	*
Edward L. Kuntz (4)	23,066	*
Peter C. Mitchell (4)	21,436	*
Matthew W. Morris (4)	8,000	*
All directors and officers as a group of (9) persons	13,285,964	75.1%
___________
*    Indicates less than 1%.
(1)    Consists of (i) 12,580,808 shares owned by LNG Investment Company, LLC; (ii) 439,079 shares owned by JCH Crenshaw Holdings, LLC (“JCH”); (iii) 11,000 shares of Common Stock currently held by Mr. Crenshaw. Mr. Crenshaw may be deemed to have voting and dispositive power over the securities held by each of LNG Investment Company, LLC and JCH by virtue of being the sole manager of LNG Investment Company, LLC and the sole managing member of JCH; thus, he may also be deemed to be the beneficial owner of these securities. Mrs. Crenshaw, as the spouse of Mr. Crenshaw, may be deemed to share voting and dispositive power over the securities held by each Mr. Crenshaw, JCH and LNG Investment Company, LLC. Mr. and Mrs. Crenshaw each disclaim any beneficial ownership of the securities owned by LNG Investment Company, LLC, JCH and their respective spouses in excess of their pecuniary interest in such securities.
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
(4)    Unless otherwise noted, the address of the following entities or individuals is c/o Stabilis Solutions, Inc. 11750 Katy Freeway, Suite 900, Houston, Texas 77079.

Equity Compensation Plan
Amended and Restated 2019 Long Term Incentive Plan
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
The maximum number of shares of common stock available for issuance under the Amended and Restated Plan is 4,000,000 shares. In the event of certain changes in the Company’s common stock such as recapitalization, reclassification, stock split, combination or exchange of shares, stock dividends or the like, appropriate adjustment will be made in the number and kind of shares available for issuance under the Amended and Restated Plan as well as the purchase price, if any, per share.
The following table summarizes information about the outstanding equity plan as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding rights (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (1)) (3)(a)
Equity compensation plans approved by security holders	1,300,000	10.00	2,626,684
Equity compensation plans not approved by security holders	—	—	—
Total	1,300,000	$10.00	2,626,684
__________
(1)Includes shares of common stock issuable upon vesting of outstanding restricted stock units (RSUs).
(2)The weighted average exercise price represents the exercise price for 1,300,000 options outstanding. The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which convert to common stock on a one-to-one basis.
(3)Consists of the shares available for future issuance under the Amended and Restated 2019 Employee Stock Incentive Plan for services by eligible employees, board members, independent contractors and consultants. See Note 14 for further information.
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
In 2021, the Company repaid the debt in full totaling approximately $1.1 million.
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
Shelf Registrations. Under the Registration Rights Agreement, we agreed to:
•no later than 180 days following the closing of the Share Exchange, prepare and file with the SEC a registration statement on Form S-1, or Form S-3 if we are eligible to use Form S-3, to permit a public resale of all the Registrable Securities under the Securities Act on a continuous basis;
•use our commercially reasonable efforts to cause the registration statement to be declared effective by the SEC within 30 days following the filing (or 90 days following the filing if the SEC notifies us that it will review the registration statement);
•use our commercially reasonable efforts to cause such registration statement to remain effective until such time as there are no longer any Registrable Securities.
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
Piggyback Registration Rights. We have also granted piggyback registration rights under the Registration Rights Agreement, pursuant to which we will:
•notify the holders of Registrable Securities not less than 5 days prior to the anticipated filing date, whenever we propose to register any of our securities in an underwritten offering under the Securities Act, subject to certain exemptions described in the Registration Rights Agreement;
•notify the holders of Registrable Securities not less than 5 days prior to the commencement of marketing efforts of an underwritten offering under a shelf registration, subject to certain exemptions described in the Registration Rights Agreement; and

•include in any registration statement relating to such underwritten offering, subject to certain restrictions (including specified underwriter cutbacks and priority to the securities we propose to sell), and on a pro rata basis, all Registrable Securities with respect to which we received a request for inclusion in priority to other securities requested to be included in such underwritten offering.
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
Finance Lease Obligations
On December 1, 2019, the Company refinanced its lease agreement with a subsidiary of The Modern Group, Ltd. (“The Modern Group”) for equipment purchases totaling approximately $3.2 million.  Under the terms of the lease agreement, the Company’s monthly principal and interest payments are $232 thousand for the remaining 12 month term at an annual rate of 8.9%. An upfront fee payment of $131 thousand became due July 1, 2020 and the remaining outstanding lease obligation of approximately $648 thousand was due and paid in January 2021. The following individuals serve in various leadership capacities for The Modern Group: Casey Crenshaw (our Chairman of the Board) Ben Broussard (a member of our Board) as Chief Financial Officer of The Modern Group. Casey Crenshaw is the beneficial owner of 25% of the Modern Group and is deemed to jointly control The Modern Group with family members. Stacey Crenshaw (a member of our Board) is the spouse of Casey Crenshaw.
During 2018, Stabilis LLC entered into lease agreements with a subsidiary of The Modern Group to finance vehicles and machinery and equipment totaling approximately $1.5 million payable in equal monthly installments over 24 months at annual interest rate of 10%. The finance lease agreements included purchase options, which were reasonably certain to occur. During 2020, the Company exercised its purchase options on these agreements, which included remaining outstanding lease obligations of $413 thousand. The assets are now owned outright. These assets are included in the Company's property, plant and equipment, net on the consolidated balance sheets and the purchase had no effect on the net book value of these assets.
Secured Promissory Note
On August 16, 2019, the Company issued a Secured Promissory Note to M/G Finance Co., Ltd., a related party, in the principal amount of $5.0 million, at an interest rate per annum of 6% until December 10, 2020, and 12% thereafter. The following individuals serve in various leadership capacities for The Modern Group: Casey Crenshaw (our Chairman of the Board) as President and Ben Broussard (a member of our Board) as Chief Financial Officer of both The Modern Group as well as its subsidiary, M/G Finance Co., Ltd., a subsidiary of The Modern Group. Casey Crenshaw is the beneficial owner of 25% of the Modern Group and is deemed to jointly control The Modern Group with family members. Stacey Crenshaw (a member of our

Board) is the spouse of Casey Crenshaw. On September 20, 2021, the Company amended its secured promissory note with M/G Finance Co., Ltd, to defer scheduled debt and interest payments from September through December 2021. The company again amended its secured promissory note with M/G Finance Co., Ltd, on March 9, 2022 to defer scheduled debt and interest payments beginning April 2022 and lower the interest rate from 12.0% to 6.0%. Repayments under the amendment will resume in October 2022 and will be in equal monthly installments through December 2023. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of this promissory note.
Term Loan Facility
In connection with the acquisition of American Electric, the Company assumed a loan facility between M&I Brazil, a subsidiary, and an employee of the Company. The loan facility provided the Company with a $0.3 million loan facility of which $0.2 million was drawn and outstanding as of December 31, 2020. All outstanding amounts, including accrued but unpaid interested, became due and was paid in full in June 2020.
Operating Leases
The Company subleased space in Denver, Colorado to a subsidiary of The Modern Group. During the year ended December 31, 2020, the Company billed $8 thousand to The Modern Group under the agreement. The lease was cancelled in 2020.
Other Purchases
During the years ended December 31, 2021 and 2020, the Company paid Applied Cryo Technologies, Inc. (“ACT”), a company owned 51% by Crenshaw Family Holdings International, Inc., $0.6 million and $0.5 million, respectively, for equipment, repairs, and services. The Company also sold $29 thousand and $2 thousand of LNG to ACT during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, respectively, we had $18 thousand and $2 thousand due from ACT included in accounts receivable on the consolidated balance sheets. As of December 31, 2021 and 2020, respectively, we had $23 thousand and $121 thousand due to ACT included in accounts payable on the consolidated balance sheets.
The Company purchases supplies and services from a subsidiary of The Modern Group. During the years ended December 31, 2021 and 2020, purchases from The Modern Group totaled $1.0 million and $0.7 million, respectively. The Company had no sales of supplies and services to The Modern Group in 2020. There were $13 thousand sales in 2021. There was no receivable due from The Modern Group as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, respectively, we had $0.7 million and $0.6 million due to The Modern Group included in accounts payable on the consolidated balance sheets.
Chart Energy & Chemicals, Inc. (“Chart E&C”) beneficially owns 8.3% of our outstanding common stock. The Company purchases services from Chart E&C. During the years ended December 31, 2021 and 2020, purchases from Chart E&C totaled $0.3 million and $23 thousand. As of December 31, 2021 and 2020, we had $0.2 million and $14 thousand due to Chart E&C included in accounts payable on the consolidated balance sheets.
Consulting Agreement with James G. Aivalis and Enatek Services, LLC
James G. Aivalis retired as our Chief Operating Officer on January 31, 2021, at which time his compensation for his executive services terminated and his post-retirement services as an independent consultant commenced pursuant to the terms of his executive employment agreement for the period from February 1, 2021 through January 31, 2022. On October 25, 2021 the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Aivalis and Enatek Services, LLC (“Enatek”), an executive services provider, under which Enatek will provide the services of Mr. Aivalis as a consultant and advisor to the Company from February 1, 2022 to January 31, 2023 for the consideration of $12,500 per month plus certain health insurance benefits. Mr. Aivalis’ services to the Company under the Consulting Agreement will include serving as a non-independent member of the Company’s Board of Directors for no additional compensation if he remains on the board.
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
Director Independence
The Board has determined that Messrs. Peter C. Mitchell, Matthew W. Morris and Edward L. Kuntz are currently the Company's independent directors as defined by the rules and regulations of the NASDAQ Stock Market LLC ("NASDAQ") and SEC.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table shows the aggregate fees billed to us for professional services rendered by Ham, Langston & Brezina, L.L.P. during the periods presented:

	Year Ended December 31,
Types of Fees	2021	2020
Audit Fees (1)	$232,500	$230,710
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
Other Fees (4)	—	—
Total Fees	$232,500	$230,710
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
(2)    Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported as audit fees. Ham, Langston & Brezina, L.L.P. rendered no such services for us in 2021 or 2020.
(3)    Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). Ham, Langston & Brezina, L.L.P. rendered no such services for us in 2021 or 2020.
(4)    All other fees consist of fees billed for products and services other than the services described in notes (1), (2) and (3) above. Ham, Langston & Brezina, L.L.P. rendered no such services for us in 2021 or 2020.
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
•The Audit Committee pre-approved all of the fees described above.
•The Audit Committee has considered whether the provision of the above services other than audit services is compatible with maintaining auditor independence.

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

2.1
Share Exchange Agreement, dated December 17, 2018, by and among American Electric Technologies, Inc., LNG Investment Company, LLC, AEGIS NG LLC, Stabilis Energy, LLC, PEG Partners, LLC, JCH Crenshaw Holdings, LLC and Prometheus Energy Group, LLC (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed December 24, 2018) (1)

2.2
Amendment dated May 8, 2019 to the Share Exchange Agreement concerning the business combination with Stabilis (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed May 9, 2019) (1)

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
4.2
Registration Rights Agreement dated November 13, 2017 between Registrant and HD Special-Situations III, LP (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017)

4.3
Registration Rights Agreement dated July 26, 2019, by and among Registrant, LNG Investment Company, LLC, and AEGIS NG LLC (Incorporated by Reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 1, 2019)

4.4
Registration Rights Agreement dated as of August 20, 2019, by and among Registrant and the Investors named therein (Incorporated by Reference to Exhibit 4.9 to Registrant's Registration Statement on Form S-1 filed September 11, 2019)

4.5	* Description of Securities

4.6
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

10.2
Amendment No. 1 to Exchange Agreement dated September 11, 2019 by and among Chart Energy & Chemicals, Inc., Stabilis Energy, Inc., Stabilis Energy, LLC and Stabilis LNG Eagle Ford LLC (Incorporated by Reference to Exhibit 10.19 to Registrant's Amendment No. 1 to Registration Statement on Form S-1/A filed October 22, 2019)

10.3
Secured Promissory Note dated August 16, 2019, by and between the Registrant and M/G Finance Co., Ltd. (Incorporated by Reference to Exhibit 10.19 to Registrant's Registration Statement on Form S-1 filed September 11, 2019)

10.4
Pledge and Security Agreement dated August 16, 2019, by and between the Registrant and M/G Finance Co., Ltd. (Incorporated by Reference to Exhibit 10.20 to Registrant's Registration Statement on Form S-1 filed September 11, 2019)

10.5
Executive Employment Agreement dated March 11, 2020 between the Company and James G. Aivalis (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q/A filed on July 2, 2020) †

10.6
Amendment No. 1 to Executive Employment Agreement dated February 1, 2021 between the Company and James G. Aivalis (Incorporated by Reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K filed March 16, 2021) †

10.7
Loan Agreement, dated April 8, 2021, between Stabilis Solutions, Inc., as borrower, and AmeriState Bank, as lender (Incorporated by Reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed April 13, 2021)

10.8
Form of Advancing Note, dated April 8, 2021, executed by Stabilis Solutions, Inc., as borrower, and made payable to AmeriState Bank, as lender (Incorporated by Reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed April 13, 2021)

10.9
Security Agreement and Assignment, dated April 8, 2021, among Mile High LNG LLC, Stabilis GDS, Inc., Stabilis LNG Eagle Ford LLC and Stabilis Energy Services, LLC, to and in favor of AmeriState Bank, as the secured party (Incorporated by Reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on April 13, 2021)

10.10
Severance and Release Agreement, dated August 22, 2021 between Stabilis Solution, Inc. and James C. Reddinger (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on August 24, 2021) †

Exhibit No.	Exhibit Description
10.11
Employment Agreement, dated August 23, 2021 between Stabilis Solutions, Inc. and Westervelt T. Ballard, Jr. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 24, 2021) †

10.12	Amendment to Secured Promissory Note - MG Finance Co., Ltd, dated September 20, 2021 (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q filed on November 10, 2021)

10.13
Amended and Restated 2019 Stabilis Solutions, Inc. Long Term Incentive Plan, dated July 23, 2021 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 15, 2021)

10.14
Consulting Agreement, dated October 25, 2021, among the Company, Enatek Services, LLC and James G. Aivalis (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 26, 2021)

21.1	*Stabilis Solutions, Inc. Subsidiary List.

23.1	*Consent of Independent Registered Public Accounting Firm

31.1	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	*Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101	*Interactive XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document).

104	*Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

_______________
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

Date: March 10, 2022

STABILIS SOLUTIONS, INC.

By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 10, 2022.

Signature	Title

/s/ J. Casey Crenshaw	Chairman of the Board
J. Casey Crenshaw

/s/ Westervelt T. Ballard, Jr.	President, Chief Executive Officer and Director
Westervelt T. Ballard, Jr.	(Principal Executive Officer)

/s/ Andrew L. Puhala	Senior Vice President and Chief Financial Officer
Andrew L. Puhala	(Principal Financial Officer and
Principal Accounting Officer)

/s/ James G. Aivalis	Director
James G. Aivalis

/s/ Benjamin J. Broussard	Director
Benjamin J. Broussard

/s/ Stacey B. Crenshaw	Director
Stacey B. Crenshaw

/s/ Edward L. Kuntz	Director
Edward L. Kuntz

/s/ Peter C. Mitchell	Director
Peter C. Mitchell

/s/ Matthew W. Morris	Director
Matthew W. Morris