Form 10-Q
period 2022-03-31
Stabilis Solutions, Inc.
filed 2022-05-05
CIK 1043186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2022, there were 18,279,947 outstanding shares of our common stock, par value $.001 per share.

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES
FORM 10-Q Index
For the Quarterly Period Ended March 31, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report of Form 10-Q ("this Report") includes statements that constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks and uncertainties and other factors. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, pending legal and regulatory proceedings and claims, including environmental matters, future economic performance, operating income, cost savings, and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan” or similar expressions. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessary estimates reflecting the best judgment of senior management, not guarantees of future performance. Many of the factors that impact forward-looking statements are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements as described in Part I. “Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("the SEC") on March 10, 2022, as well as the additional risk factors identified and described in Part II. “Item 1A. Risk Factors” of this Report.
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
In this Report, we may rely on and refer to information from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified it.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$2,541	$2,060
Accounts receivable, net	8,890	10,323
Inventories, net	327	386
Prepaid expenses and other current assets	3,623	2,764
Total current assets	15,381	15,533
Property, plant and equipment:
Cost	103,407	101,827
Less accumulated depreciation	(49,515)	(47,140)
Property, plant and equipment, net	53,892	54,687
Goodwill	4,453	4,453
Investments in foreign joint ventures	12,524	12,325
Right-of-use assets and other noncurrent assets	353	338
Total assets	$86,603	$87,336
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,228	$5,556
Accrued liabilities	7,411	7,613
Current portion of long-term notes payable	883	963
Current portion of long-term notes payable - related parties	1,103	1,168
Current portion of finance and operating lease obligations	310	327
Total current liabilities	14,935	15,627
Long-term notes payable, net of current portion	7,788	7,753
Long-term notes payable, net of current portion - related parties	1,839	2,435
Long-term portion of finance and operating lease obligations	390	393
Other noncurrent liabilities	90	69
Total liabilities	25,042	26,277
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 18,192,602 and 17,691,268 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	18	18
Additional paid-in capital	98,406	97,875
Accumulated other comprehensive income	728	351
Accumulated deficit	(37,591)	(37,185)
Total stockholders’ equity	61,561	61,059
Total liabilities and stockholders’ equity	$86,603	$87,336

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
LNG product	$16,785	$11,695
Rental, service and other	3,482	4,425
Power delivery	2,766	1,544
Total revenues	23,033	17,664
Operating expenses:
Costs of LNG product	12,744	8,812
Costs of rental, service and other	2,760	2,751
Costs of power delivery	2,113	1,160
Selling, general and administrative expenses	3,566	2,715
Gain from disposal of fixed assets	(80)	—
Depreciation expense	2,322	2,225
Total operating expenses	23,425	17,663
Income (loss) from operations before equity income	(392)	1
Net equity income from foreign joint ventures' operations:
Income from equity investments in foreign joint ventures	161	421
Foreign joint ventures' operations related expenses	(74)	(67)
Net equity income from foreign joint ventures' operations	87	354
Income (loss) from operations	(305)	355
Other income (expense):
Interest expense, net	(154)	(17)
Interest expense, net - related parties	(31)	(173)
Other income (expense)	(45)	90
Total other income (expense)	(230)	(100)
Income (loss) before income tax expense	(535)	255
Income tax expense (benefit)	(129)	80
Net income (loss)	$(406)	$175
Net income (loss) per common share:
Basic and diluted	$(0.02)	$0.01
Weighted average number of common shares outstanding:
Basic and diluted	18,191,446	16,896,626

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(406)	$175
Foreign currency translation adjustment	377	(202)
Total comprehensive income (loss)	$(29)	$(27)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2021	17,691,268	$18	$97,875	$351	$(37,185)	$61,059
Common stock issued from vesting of stock-based awards	501,334	—	—		—	—
Stock-based compensation	—	—	531	—	—	531
Net loss	—	—	—	—	(406)	(406)
Other comprehensive income, net of tax	—	—	—	377	—	377
Balance at March 31, 2022	18,192,602	$18	$98,406	$728	$(37,591)	$61,561

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2020	16,896,626	$17	$91,278	$122	$(29,387)	$62,030
Stock-based compensation	—	—	162	—	—	162
Net income	—	—	—	—	175	175
Other comprehensive loss, net of tax	—	—	—	(202)	—	(202)
Balance at March 31, 2021	16,896,626	$17	$91,440	$(80)	$(29,212)	$62,165
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(406)	$175
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,322	2,225
Stock-based compensation expense	531	162
Bad debt expense	32	—
Gain on disposal of fixed assets	(80)	—
Income from equity investment in joint venture	(161)	(421)
Change in operating assets and liabilities:
Accounts receivable	1,616	(707)
Due to related parties	—	15
Inventories	89	68
Prepaid expenses and other current assets	(667)	(200)
Accounts payable and accrued liabilities	(1,038)	1,268
Other	—	(22)
Net cash provided by operating activities	2,238	2,563
Cash flows from investing activities:
Acquisition of fixed assets	(918)	(298)
Proceeds on sales of fixed assets	100	—
Net cash used in investing activities	(818)	(298)
Cash flows from financing activities:
Payments on short- and long-term notes payable	(463)	(296)
Payments on notes payable and finance leases from related parties	(669)	(783)
Net cash used in financing activities	(1,132)	(1,079)
Effect of exchange rate changes on cash	193	62
Net increase in cash and cash equivalents	481	1,248
Cash and cash equivalents, beginning of period	2,060	1,814
Cash and cash equivalents, end of period	$2,541	$3,062

Supplemental disclosure of cash flow information:
Interest paid	$198	$162
Income taxes paid (refunds received)	(14)	5
Non-cash investing and financing activities:
Equipment acquired from issuance of note payable	$359	$—
Acquisition of fixed assets included within accounts payable	170	—
Equipment acquired under capital leases	—	104

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Stabilis Solutions, Inc. and its subsidiaries (the “Company”, “Stabilis”, “our”, “us” or “we”) is an energy transition company that provides turnkey clean energy production, storage, transportation and fueling solutions using liquefied natural gas (“LNG”) to multiple end markets across North America.
The Company is a supplier of LNG solutions to customers in diverse end markets, including aerospace, agriculture, industrial, utility, pipeline, mining, energy, remote clean power, and high horsepower transportation markets in North America and provides turnkey fuel solutions to help industrial users of propane, diesel and other crude-based fuel products convert to LNG, which may result in reduced fuel costs and an improved environmental footprint. Stabilis operates two LNG production facilities in George West, Texas and Port Allen, Louisiana to service customers in Texas and the greater Gulf Coast region.
The Company also provides electrical switch-gear, generator and instrumentation construction, installation and service to the marine, power generation, oil and gas, and broad industrial market segments in Brazil, and the Company builds power and control systems for the energy industry in China through its 40% owned Chinese joint venture, BOMAY Electric Industries, Inc (“BOMAY”).
Basis of Presentation and Consolidation
The accompanying unaudited, interim condensed consolidated financial statements ("Condensed Consolidated Financial Statements") include our accounts and those of our subsidiaries and, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in the notes to consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to prevent the information presented herein from being misleading. The Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring adjustments) for a fair presentation of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K, as filed on March 10, 2022.
All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Condensed Consolidated Financial Statements, all dollar amounts in tabulations are in thousands, unless otherwise indicated.
The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is required to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these financial statements. The Company has incurred operating losses and is subject to substantial business risks and uncertainties inherent in the current LNG industry. There is no assurance that the Company will be able to generate sufficient revenues in the future to sustain itself or to support future growth.
These factors were reviewed by management to determine if there was substantial doubt as to the Company’s ability to continue as a going concern. Management concluded that its plan to address the Company’s liquidity issues would allow it to continue as a going concern. The Company has positive working capital and has experienced increased revenue and has generated positive cash flows from operations for both the three months ended March 31, 2022 and for the years ended December 31, 2021 and 2020.
The Company has an advancing loan facility in the aggregate principal amount of up to $10.0 million, of which $8.0 million was drawn and outstanding as of March 31, 2022. The Company's management believes that the Company will continue to generate positive cash flows from operations and that its current working capital, access to its advancing loan facility and revenue growth of the business will generate sufficient cash to fund the business for twelve months following the date of issuance of these financial statements.

Reclassifications
The Company reclassified $0.5 million from selling, general and administrative expense to costs of rental, service and other within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 within our LNG Segment to conform to current period presentation. Such reclassifications had no impact on the consolidated financial position, income from operations, net income or cash flows.
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
Recent Accounting Pronouncements
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments,” which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For receivables, and other short-term financial instruments, companies will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination. ASU No. 2016-13 will be effective for the Company in the first quarter 2023. Early adoption of the new standard is permitted; however, Stabilis has not elected to early adopt the standard. We are currently evaluating the effect that the new standard will have on our consolidated financial statements, if any.

2. REVENUE RECOGNITION
We recognize revenues when the transfer of promised goods or services are delivered to our customers in accordance with the applicable customer contract and we are entitled to be paid by the customer. Revenues are measured as consideration specified in the contract. Amounts are billed upon completion of service or transfer of a product and are generally due within 30 days.
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
Power Delivery Segment
Power Delivery revenue is generated from time and material projects and consulting services. Revenue is billed based on contractual terms that can be based on an event or an hourly rate. Revenue is recognized as the event is completed or work is done over time. Performance obligations for service revenue are considered to be satisfied as the event is completed or work is done per the terms of the related contract and are generally due within thirty days from the receipt of the invoice.
Disaggregated Revenues
The table below presents revenue disaggregated by source, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
Revenues:	2022	2021
LNG Product	$16,785	$11,695
Rental	3,305	3,387
Service	76	242
Power Delivery	2,766	1,544
Other	101	796
	$23,033	$17,664
The table below presents revenue disaggregated by geographic location, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
Revenues:	2022	2021
Brazil	$2,766	$1,544
Mexico	3,766	1,616
United States	16,501	14,504
	$23,033	$17,664
See Note 3 below for additional disaggregation of revenue by segment.

Contract Assets and Liabilities
Revenue from certain of our contracts within our Power Delivery segment are recognized over time. Costs and estimated earnings recognized to date in excess of cumulative billings are recorded as contract assets and included within our prepaid expenses and other current assets in the accompanying Condensed Consolidated Financial Statements. The Company also recognizes contract liabilities upon receipt of payments for which the performance obligations have not been fulfilled at the reporting date. Contract liabilities are included in accrued liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. The table below presents changes in the Company’s contract liability balance from December 31, 2022 to March 31, 2022 (in thousands):

March 31, 2022
Balance at beginning of period	$83
Cash received, excluding amounts recognized as revenue	315
Amounts recognized as revenue	(83)
Balance at end of period	$315
Amounts recognized into revenue for the three months ended March 31, 2022 and 2021 from contract liabilities existing at December 31, 2022 and December 31, 2021 was $0.1 million and $0.3 million, respectively. The Company has no other material contract assets or liabilities and contract costs.
3. BUSINESS SEGMENTS
The Company’s revenues are derived from two operating segments: LNG and Power Delivery. The LNG segment supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG. The Power Delivery segment provides power delivery equipment and services in Brazil and through our BOMAY joint venture in China. The tables below present operating results by segment for the three months ended March 31, 2022 and 2021 as well as their respective total assets at March 31, 2022 and December 31, 2021 (in thousands):

	Three Months Ended March 31, 2022
	LNG	Power Delivery	Total
Revenues	$20,267	$2,766	$23,033
Depreciation	2,277	45	2,322
Loss from operations before equity income	(295)	(97)	(392)
Net equity income from foreign joint ventures' operations	—	87	87
Loss from operations	(295)	(10)	(305)
Interest income (expense), net	(137)	(17)	(154)
Interest expense, net - related parties	(31)	—	(31)
Income tax expense (benefit)	(132)	3	(129)
Net loss	(376)	(30)	(406)
Total assets	68,903	17,700	86,603

	Three Months Ended March 31, 2021
	LNG	Power Delivery	Total
Revenues	$16,120	$1,544	$17,664
Depreciation	2,188	37	2,225
Loss from operations before equity income	268	(267)	1
Net equity income from foreign joint ventures' operations	—	354	354
Income from operations	268	87	355
Interest expense, net	(7)	(10)	(17)
Interest expense, net - related parties	(173)	—	(173)
Income tax expense	44	36	80
Net income	15	160	175

	December 31, 2021
	LNG	Power Delivery	Total
Total assets	$70,735	$16,601	$87,336
Our operating segments offer different products and services and are managed separately as business units. Cash, cash equivalents and investments are not managed centrally, so the gains and losses on foreign currency remeasurement, and interest and dividend income, are included in the segments’ results.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The Company’s prepaid expenses and other current assets at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid LNG	$—	$92
Prepaid insurance	692	1,024
Prepaid supplier expenses	324	252
Other receivables and contract assets	2,064	946
Deposits	300	253
Other	243	197
Total prepaid expenses and other current assets	$3,623	$2,764

5. PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Liquefaction plants and systems	$47,590	$47,235
Real property and buildings	2,558	2,348
Vehicles and tanker trailers and equipment	50,309	50,027
Computer and office equipment	739	691
Construction in progress	2,180	1,495
Leasehold improvements	31	31
	103,407	101,827
Less: accumulated depreciation	(49,515)	(47,140)
	$53,892	$54,687
Depreciation expense for the three months ended March 31, 2022 and 2021 totaled $2.3 million and $2.2 million respectively, all of which is included in the Condensed Consolidated Statements of Operations as a separate line item.
6. INVESTMENT IN FOREIGN JOINT VENTURE
The Company holds a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), which owns 51%. The remaining 9% is owned by AA Energies, Inc. The Company made no sales to its joint venture during the three months ended March 31, 2022 and 2021.
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
The tables below present a summary of BOMAY's assets and liabilities and equity at March 31, 2022 and December 31, 2021, and its operational results for the three months ended March 31, 2022 and 2021 in U.S. dollars (in thousands, unaudited):

	March 31, 2022	December 31, 2021
Assets:
Total current assets	$83,964	$75,249
Total non-current assets	3,487	3,544
Total assets	$87,451	$78,793
Liabilities and equity:
Total liabilities	$53,426	$45,253
Total joint ventures’ equity	34,025	33,540
Total liabilities and equity	$87,451	$78,793

	Three Months Ended March 31,
	2022	2021
Revenue	$10,079	$14,216
Gross Profit	1,609	2,233
Earnings	323	970
The table below presents a summary of activity in our investment in BOMAY for the three months ended March 31, 2022 in U.S. dollars (in thousands, unaudited):

March 31, 2022
Initial Investment in BOMAY (1)(2)	$9,333
Undistributed earnings:
Balance at the beginning of the period	1,965
Equity in earnings	162
Dividend distributions	—
Undistributed earnings at March 31, 2022	2,127
Cumulative foreign currency translation:
Balance at the beginning of the period	1,027
Change during the period	37
Cumulative foreign currency translation at March 31, 2022	1,064
Investment in BOMAY at end of period	$12,524
_______________
(1)Accumulated statutory reserves in equity method investments of $2.66 million at March 31, 2022 and December 31, 2021 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”) regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.
(2)The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference is being accreted over eight years (the expected life of the joint venture). The Company's accretion during the three months ended March 31, 2022 and 2021 totaled approximately $32 thousand and $32 thousand, respectively, and is included in income from equity investments in foreign joint ventures in the accompanying Consolidated Statement of Operations. The remaining basis difference, net of accumulated accretion at March 31, 2022 and December 31, 2021 is summarized in the following table (amounts in thousands):

	March 31, 2022	December 31, 2021
Original basis difference	$1,165	$1,165
Less accumulated accretion	(346)	(314)
Net remaining basis difference, net at end of period	$819	$851
In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment of our investment in BOMAY is necessary for the period ending March 31, 2022.
7. ACCRUED LIABILITIES
    The Company’s accrued liabilities at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Compensation and benefits	$3,669	$3,489
Professional fees	297	223
LNG fuel and transportation	2,283	2,788
Accrued interest	29	53
Contract liabilities	315	83
Other taxes payable	573	717
Other accrued liabilities	245	260
Total accrued liabilities	$7,411	$7,613
8. DEBT
The Company’s carrying value of debt, net of debt issuance costs at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Secured term note, net of debt issuance costs	$7,619	$7,608
Secured promissory note - related party	2,942	3,603
Insurance and other notes payable	1,052	1,108
Less: amounts due within one year	(1,986)	(2,131)
Total long-term debt	$9,627	$10,188
Secured Term Note
On April 8, 2021, the Company entered into a loan agreement (the “Loan Agreement”) with AmeriState Bank (“Lender”), as lender, pursuant to the United States Department of Agriculture, Business & Industry Loan Program, to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “AmeriState Loan”), of which $8.0 million was drawn and outstanding as of March 31, 2022. The AmeriState Loan, which is in the form of a term loan facility, matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter. The AmeriState Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the AmeriState Loan.
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

Secured Promissory Note - Related Party
On August 16, 2019, the Company issued a secured promissory note to M/G Finance Co., Ltd., a related party, in the principal amount of $5.0 million, at an interest rate per annum of 6.0% until December 10, 2020, and 12.0% thereafter, maturing in December 2022. The secured promissory note was subsequently amended on September 20, 2021, and on March 9, 2022 to defer scheduled debt and interest payments, reduce the interest rate and extend the maturity date. Payments under the secured promissory note, as amended, resume in October 2022 and will be in equal monthly installments through December 2023. The secured promissory note, as amended, bears interest at 6.0%. The debt is secured by certain equipment of the Company.
Insurance and Other Notes Payable
(a) Insurance Notes Payable
The Company finances its annual commercial insurance premiums for its business and operations with a finance company. The dollar amount financed was $1.3 million for the 2021 to 2022 policy. The outstanding principal balance on the premium finance note was $0.5 million at March 31, 2022 and $0.9 million at December 31, 2021. The Company makes equal monthly payments of principal and interest over the term of the notes which are generally 10 months or 11 months in term. The interest rate for the 2020 to 2021 insurance policy was 5.45%. The interest rate for the 2021 to 2022 insurance policy is 3.95%.
(b) Unsecured Term Notes Payable - Brazil
The Company also has short-term financing arrangements between M&I Brazil and two, third-party financial institutions to finance project expenditures and working capital. At March 31, 2022 and December 31, 2021, the outstanding balance of these two notes was $0.2 million and $0.3 million, respectively. The notes mature at various dates through December 2024, with interest rates ranging from 7.60% plus the Brazilian Interbank certificate of deposit rate (11.7% at March 31, 2022) to 13.62%.
Interest Expense
During the three months ended March 31, 2022 and 2021, the Company recorded interest expense on debt as follows (in thousands):

	March 31, 2022	March 31, 2021
Secured term note	$126	$10
Secured promissory note - related party	31	154
Insurance and other notes payable	26	14
Total interest expense on debt	$183	$178
Certain of the agreements governing our outstanding debt have certain covenants with which we must comply. As of March 31, 2022, we were in compliance with all of these covenants.

9. RELATED PARTY TRANSACTIONS
Other Purchases and Sales
Applied Cryo Technologies, Inc. (“ACT”), is a company that was owned 51% by Crenshaw Family Holdings, LP (“Crenshaw Family Holdings”). Crenshaw Family Holdings sold its interest in ACT on November 22, 2021. During the three months ended March 31, 2021, the Company paid Applied Cryo Technologies, Inc. (“ACT”) $0.4 million for equipment, repairs and services, and had $2 thousand due from ACT included in accounts receivable on the unaudited Condensed Consolidated Balance Sheets at December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company had $4 thousand and $0.1 million, respectively, due to ACT included in accounts payable on the unaudited Condensed Consolidated Balance Sheets.
The Company purchases supplies and services from a subsidiary of The Modern Group. Casey Crenshaw is the beneficial owner of 25% of The Modern Group and is deemed to jointly control The Modern Group with family members. During the three months ended March 31, 2022 and 2021, the Company made purchases of supplies and services from a subsidiary of The Modern Group totaling $48 thousand and $0.5 million, respectively. The Company had no sales to The Modern Group during either the three months ended March 31, 2022 or 2021. The Company had no receivable due from The Modern Group at March 31, 2022 or at December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company had $0.7 million and $0.9 million, respectively, due to a subsidiary of The Modern Group included in accounts payable on the unaudited Condensed Consolidated Balance Sheets.
Chart E&C beneficially owns 8.1% of our outstanding common stock at March 31, 2022, and was party to a Secured Term Note Payable with the Company prior to its repayment by the Company during 2021. The Company purchases services from Chart E&C. During the three months ended March 31, 2022 and 2021, purchases from Chart E&C totaled $45 thousand and $43 thousand, respectively. As of March 31, 2022 and December 31, 2021, the Company had $42 thousand and $19 thousand, respectively, due to Chart E&C included in accounts payable on the unaudited Condensed Consolidated Balance Sheets.
Secured Promissory Note - Related Party
The Company has a secured promissory note payable with M/G Finance Co., Ltd, a related party. See additional discussion in Note 8.
10. COMMITMENTS AND CONTINGENCIES
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
11. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Issuances of Common Stock
The Company is authorized to issue up to 37,500,000 shares of common stock, $0.001 par value per share.
During the three months ended March 31, 2022, the Company issued 500,000 shares of common stock, to its former chief executive officer pursuant to the terms of his separation and release agreement. The restricted stock units (RSU's) were expensed during the third quarter 2021. In addition, during the three months ended March 31, 2022, 1,334 shares of common stock were issued to other employees upon vesting of RSU's issued under the Company's long term incentive plan.
Amended and Restated 2019 Long Term Incentive Plan
The Company has a long term incentive plan (the “Amended and Restated Plan”) which provides for a maximum number of shares of common stock available for issuance of 4,000,000 shares. Awards under the Amended and Restated Plan may be granted to employees, officers and directors of the Company and affiliates, and any other person who provides services to the Company and its affiliates (including independent contractors and consultants of the Company and its subsidiaries). Awards may be granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, substitute awards, other stock-based awards, cash awards and/or any combination of the foregoing. No participant may receive a grant covering more than 2,000,000 shares of our common stock in any year and a non-employee member of the Board may not be granted more than 100,000 shares in any year.

Stock-Based Compensation and Awards

During the three months ended March 31, 2022, the Company issued a total of 40,764 restricted stock units ("RSU’s") and 774,505 stock options pursuant to the Amended and Restated Plan. The RSU’s were valued at $0.2 million based upon the closing price of $4.11 on the date of grant and will vest over three years. The Company has estimated the value of the options issued using a valuation model. The full aggregate fair value determined was $1.5 million using observable inputs from trading values of the Company's shares of stock. Assumptions used in determining the valuation of the options included the following:
•A strike price of $6.00 per share with 3-year vesting terms and the closing price of the common stock of $4.11 at date of grant.
•The risk free rate assumed the return of a U.S. Treasury bill of 3 years (the vesting period), which was approximately 1.7% at the date of grant.
•$0 dividends as we have not historically paid dividends.
•A term of 6.5 years, which was determined as the midpoint between the vesting period of 3 years with an anticipated expiration date of 10 years.
•Volatility of approximately 58%.
The Company includes stock compensation expense within general and administrative expenses in the unaudited Condensed Consolidated Statements of Operations. During the three months ended March 31, 2022 and 2021, the Company recognized $0.5 million and $0.1 million of stock compensation expense, respectively. As of March 31, 2022, the Company had $1.3 million of unrecognized compensation costs related to 465,781 outstanding RSUs which is expected to be recognized over a weighted average period of less than two years and $4.0 million of unrecognized compensation costs related to 2,074,505 outstanding options which is expected to be recognized over a weighted average period of less than three years. All RSU's and options are expected to vest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q ("this Report") and the consolidated financial statements included in the 2021 Annual Report on Form 10-K filed on March 10, 2022 with the U.S. Securities and Exchange Commission (the "SEC"). Historical results and percentage relationships set forth in the Condensed Consolidated Statements of Operations and Cash Flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.
Overview
Stabilis operates and manages its business through two operating segments: LNG and Power Delivery.
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
LNG Production and Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers,” which convert natural gas into LNG through a multiple stage cooling process. We currently own and operate a liquefier that can produce up to 100,000 LNG gallons per day in George West, Texas and a liquefier that can produce up to 30,000 LNG gallons per day in Port Allen, Louisiana, which was purchased on June 1, 2021. We also purchase LNG from third-party production sources which allows us to support customers in markets where we do not own liquefiers. We make the determination of LNG and transportation supply sources based on the cost of LNG, the transportation cost to deliver to regional customer locations, and the reliability of the supply source.
Transportation and Logistics Services—Stabilis offers our customers a “virtual natural gas pipeline” by providing them with turnkey LNG transportation and logistics services in North America. We deliver LNG to our customers’ work sites from both our own production facility and our network of third-party production sources located throughout North America. We own a fleet of LNG fueled trucks and cryogenic trailers to transport and deliver LNG. We also outsource similar equipment and transportation services for both LNG and hydrogen from qualified third-party providers as required to support our customer base.
Cryogenic Equipment Rental—Stabilis owns and operates a rental fleet of mobile LNG storage and vaporization assets, including: transportation trailers, electric and gas-fired vaporizers, ambient vaporizers, storage tanks, and mobile vehicle fuelers. We also own several stationary storage and regasification assets. We believe this is one of the largest fleets of small-scale LNG equipment in North America. Our fleet consists primarily of trailer-mounted mobile assets, making delivery to and between customer locations more efficient. We deploy these assets on job sites to provide our customers with the equipment required to transport, store, and consume LNG in their fueling operations.
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
Recent Developments
We have experienced and anticipate that we will continue to experience increasing costs for natural gas, liquefaction and transportation at least for the near-term for our LNG segment. While we pass a significant portion of the cost of natural gas and transportation on to our customers, we are not able to pass through all costs which has resulted in margin pressure and decreased margins as a percentage of revenue. Recent global events are exacerbating several trends, including broad-based inflation and supply chain pressure for key materials, commodities, and labor. These events include Russia’s invasion of Ukraine and a resurgence of COVID-19 operating restrictions in China.
Russia’s invasion of Ukraine
The invasion of Ukraine by Russia and the resulting sanctions imposed by the United States, the United Kingdom and the European Union in response have increased the level of economic and political uncertainty. These sanctions are expected to create supply chain disruptions particularly in relation to the supply and price of natural gas in Europe which is also expected to increase the price of natural gas globally. Broader consequences of this conflict could also create a re-focus by governments on the importance of energy security, diversity and reliability which may also create diverging regional economic conditions, instability and geopolitical shifts. Long-term, we are still optimistic on the future of LNG, but we expect global supply to remain constrained at least in the near-term which we anticipate will continue to place pressure on the price of natural gas.

COVID-19 resurgence in China
During the three months ended March 31, 2022, our joint venture in China was negatively impacted by operating closures and restrictions imposed by the Chinese government due to the resurgence of COVID-19. Continued operating closures and restrictions in China may result in a broad disruptions to global and U.S. supply chains.
The ultimate extent and effects of Russia's invasion of Ukraine and the COVID-19 resurgence in China are difficult to estimate; however, continued periods of increasing costs could adversely impact our future results, operating cash flows and share price of our common stock. They may also have the effect of heightening many other risks disclosed in our public filings, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to:
•Our energy-related infrastructure is subject to operational, regulatory, environmental, political, legal and economic risks;
•Our risk management strategies cannot eliminate all LNG price and supply risks; any non-compliance with our risk management strategies could result in significant financial losses;
•We have operations and investment in foreign countries and we could experience losses from foreign economies as well as unexpected operating, financial political or cultural factors;
•Weakened global macro-economic conditions may adversely affect our industry, ability to access capital, business and results of operations;
•Increased inflation or periods of prolonged inflation may adversely impact the economy, our industry and results of operations; and
•The spread of a contagious illness such as COVID-19 or resurgence of a COVID-19 variant, may adversely affect our business, operations and financial condition;
For a more complete discussion of the risks we encounter in our business, please refer to Risk Factors in Part I, Item 1A of the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2022 as well as the additional risks identified and described in Part II. "Item 1A Risk Factors" of this Report.

Results of Operations
The LNG Segment supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG. The Power Delivery Segment provides power delivery equipment and services in Brazil and through our BOMAY joint venture in China. We evaluate the performance of our segments based primarily on segment operating income. See also Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion of our segments.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The comparative tables below reflect our consolidated operating results as well as the operating results of our two operating segments for the three months ended March 31, 2022 (the “Current Quarter”) as compared to the three months ended March 31, 2021 (the “Prior Year Quarter”) (unaudited, amounts in thousands, except for percentages). In the table below, $0.5 million for the Prior Year Quarter was reclassified from selling, general and administrative expense to costs of rental, service and other within our LNG segment to conform to current period presentation.

Consolidated	Three Months Ended March 31,		$ Change	% Change
	2022	2021
Revenue:
LNG product	$16,785	$11,695	$5,090	43.5%
Rental, service and other	3,482	4,425	(943)	(21.3)
Power delivery	2,766	1,544	1,222	79.1
Total revenues	23,033	17,664	5,369	30.4
Operating expenses:
Costs of LNG product	12,744	8,812	3,932	44.6
Costs of rental, service and other	2,760	2,751	9	0.3
Costs of power delivery	2,113	1,160	953	82.2
Selling, general and administrative	3,566	2,715	851	31.3
Gain from disposal of fixed assets	(80)	—	(80)	n/a
Depreciation	2,322	2,225	97	4.4
Total operating expenses	23,425	17,663	5,762	32.6
Income (loss) from operations before equity income	(392)	1	(393)	n/a
Net equity income from foreign joint ventures' operations	87	354	(267)	(75.4)
Income (loss) from operations	(305)	355	(660)	n/a
Other income (expense):
Interest expense, net	(154)	(17)	(137)	(805.9)
Interest expense, net - related parties	(31)	(173)	142	(82.1)
Other income (expense)	(45)	90	(135)	n/a
Total other income (expense)	(230)	(100)	(130)	(130.0)
Income (loss) before income tax expense	(535)	255	(790)	n/a
Income tax expense (benefit)	(129)	80	(209)	n/a
Net income (loss)	$(406)	$175	$(581)	n/a

Segment Results

LNG Segment	Three Months Ended March 31,		$ Change	% Change
	2022	2021
Revenue:
LNG product	$16,785	$11,695	$5,090	43.5%
Rental, service and other	3,482	4,425	(943)	(21.3)
Total revenues	20,267	16,120	4,147	25.7
Operating expenses:
Costs of LNG product	12,744	8,812	3,932	44.6
Costs of rental, service and other	2,760	2,751	9	0.3
Selling, general and administrative	2,861	2,101	760	36.2
Gain from disposal of fixed assets	(80)	—	(80)	n/a
Depreciation	2,277	2,188	89	4.1
Total operating expenses	20,562	15,852	4,710	29.7
Income (loss) from operations	$(295)	$268	$(563)	n/a

Power Delivery Segment	Three Months Ended March 31,		$ Change	% Change
	2022	2021
Revenue:
Power delivery	$2,766	$1,544	$1,222	79.1%

Operating expenses:
Costs of power delivery	2,113	1,160	953	82.2
Selling, general and administrative	705	614	91	14.8
Depreciation	45	37	8	21.6
Total operating expenses	2,863	1,811	1,052	58.1
Loss from operations before equity income	(97)	(267)	170	63.7
Net equity income from foreign joint ventures' operations	87	354	(267)	(75.4)
Income (loss) from operations	$(10)	$87	$(97)	n/a
Revenue
LNG product revenue. During the Current Quarter, LNG product revenue increased $5.1 million, or 44%, versus the Prior Year Quarter primarily related to:
•Additional LNG gallons delivered during the Current Quarter compared to the Prior Year Quarter; and
•Increased natural gas prices compared to the Prior Year Quarter.
Rental, service, and other revenue. Rental, service and other revenue decreased by $0.9 million, or 21%, in the Current Quarter relative to the Prior Year Quarter due to fewer projects with additional equipment and labor revenues from projects in Mexico and power generation customers.
Power delivery. Power delivery revenue increased by $1.2 million, or 79%, in the Current Quarter due to post-COVID-19 demand recovery and resulting new contracts.

Operating Expenses
Costs of LNG product. Cost of product in the Current Quarter increased $3.9 million, or 45%. As a percentage of LNG product revenue, these costs increased from 75% from the Prior Year Quarter to 76% in the Current Quarter. The increased costs were attributable to:
•Inflationary pressures including increased costs from higher natural gas prices, increased transportation costs and increased liquefaction costs; and
•An increase of 1.5 million LNG gallons delivered.
Costs of rental, service, and other. Costs in the Current Quarter remained comparable to the Prior Year Quarter.
Costs of power delivery. Costs increased $1.0 million, or 82%, in the Current Quarter due to the higher sales activity levels, higher prices and favorable foreign currency translation rates.
Selling, general and administrative. Selling, general and administrative expense increased $0.9 million, or 31%, during the Current Quarter primarily due to higher stock-based compensation expenses and increased compensation related to additional headcount to support our operations.
Gain from disposal of fixed assets. Gain from disposal of fixed assets for the Current Quarter was primarily related to a gain on sale of LNG tractors of $0.1 million.
Depreciation. Depreciation expense increased 4% during the Current Quarter as compared to the Prior Year Quarter due to the acquisition of our Port Allen facility on June 1, 2021, partially offset by decreases from other assets reaching the end of their depreciable lives.
Net Equity Income From Foreign Joint Ventures' Operations
Net equity income from investments in foreign joint ventures. Income from investments in foreign joint ventures decreased $0.3 million during the Current Quarter due to governmental operating restrictions imposed in China due to as resurgence of COVID-19 during the Current Quarter.
Other Income (Expense)
Interest expense, net. Interest expense increased $0.1 million during the Current Quarter as compared to the Prior Year Quarter primarily related to interest on the Company's loan with AmeriState Bank which was funded subsequent to the Prior Year Quarter.
Interest expense, net - related parties. Related party interest expense decreased $0.1 million during the Current Quarter as compared to the Prior Year Quarter primarily related to repayment of related party debt that was replaced with the Company's loan with AmeriState Bank in April 2021 and due to amendments to the MG Finance note payable which lowered the interest rate from 12% to 6%.
Other income (expense). Other expense was $45 thousand during the Current Quarter compared to other income of $90 thousand in the Prior Year Quarter, primarily attributable to changes in foreign currency on individual transactions.
Income tax expense. The Company incurred state and foreign income tax benefit of $0.1 million during the Current Quarter compared to expense of $0.1 million during the Prior Year Quarter. The Current Quarter benefit was attributable to a favorable income tax result upon filing the Mexico income tax return. No U.S. federal income tax benefit was recorded for the Current Quarter or Prior Quarter as any net U.S. deferred tax assets generated from operating losses were offset by a change in the Company's valuation allowance on net deferred tax assets.
Liquidity and Capital Resources
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, and distributions from our BOMAY joint venture. Additionally, the Company obtained equipment financing from M/G Finance, a related party. We also have a loan facility with AmeriState Bank in the aggregate principal amount of up to $10.0 million. During the Current Quarter, our principal sources of liquidity were cash provided by our operations. We have used a portion of our cash flows generated from operations to invest in fixed assets and increased working capital to support growth as well as to pay interest and principal amounts outstanding under our debt borrowings.

As of March 31, 2022, we had $2.5 million in cash and cash equivalents on hand and $12.3 million in outstanding debt (net of debt issuance costs) and finance lease obligations (of which $2.3 million is due in the next twelve months). Future availability under the loan facility at March 31, 2022, was $2.0 million. During April 2022, we drew $1.0 million under our loan with AmeriState Bank such that, our remaining availability under the AmeriState loan facility is $1.0 million as of the date of this Report. The Company also filed a shelf registration statement (described below) which allows for and grants the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions.
The Company is subject to substantial business risks and uncertainties inherent in the LNG industry. The Company has implemented a number of cost control measures and increased pricing to customers in response to inflationary costs; however, there is no assurance that the Company will be able to generate sufficient cash flows in the future to sustain itself or to support future growth. We have experienced a significant increase in sales since mid-2021. Accordingly, management believes the business will generate sufficient cash flows from its operations along with availability under our loan facility that is sufficient to fund the business for the next twelve months. As we continue to grow, management continues to evaluate additional financing alternatives, however, there is no guarantee that additional financing will be available or available at terms that would be beneficial to shareholders.
Cash Flows
Cash flows provided by (used in) our operating, investing and financing activities are summarized below (unaudited, in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$2,238	$2,563
Investing activities	(818)	(298)
Financing activities	(1,132)	(1,079)
Effect of exchange rate changes on cash	193	62
Net increase in cash and cash equivalents	$481	$1,248
Operating Activities
Net cash provided by operating activities totaled $2.2 million for the three months ended March 31, 2022 compared to $2.6 million for the same period in 2021. The decrease in net cash provided by operating activities of $0.3 million as compared to the Prior Year Quarter was primarily attributable to a net operating loss and payments of accounts payable and accrued expenses partially offset by collections of accounts receivable in the Current Quarter compared to the Prior Year Quarter.
Investing Activities
Net cash used in investing activities totaled $0.8 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. The increase in net cash used in the Current Quarter was primarily due to addition of rolling stock and other gas distribution equipment.
Financing Activities
Net cash used in financing activities totaled $1.1 million for the three months ended March 31, 2022, compared to net cash used in financing activities totaling $1.1 million for the Prior Year Quarter. Cash used in financing activities for both periods was primarily due to repayment of debt.
Future Cash Requirements
We require cash to fund our operating expenses and working capital requirements, including costs associated with fuel sales, capital expenditures, debt repayments and repurchases, equipment purchases, maintenance of LNG production facilities, mergers and acquisitions (if any), pursuing market expansion, supporting sales and marketing activities, support of legislative and regulatory initiatives, and other general corporate purposes. While we believe we have sufficient liquidity and capital resources to fund our operations and repay our debt, we may elect to pursue additional financing activities such as refinancing existing debt, obtaining new debt, or debt or equity offerings to provide flexibility with our cash management. Certain of these alternatives may require the consent of current lenders or stockholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all.
Capital expenditures for the three months ended March 31, 2022 were $0.9 million and primarily related to capital expenditures for our operations in Mexico and the addition of rolling stock and replacement assets within our LNG segment. We anticipate between $3.0 million to $5.0 million in capital expenditures for the remainder of 2022 primarily related to the addition of rolling stock and replacement assets.
Shelf Registration Statement
On April 11, 2022, the Company filed a registration statement on Form S-3 (the "Shelf Registration") which was declared effective on April 26, 2022 and will permit the Company to issue up to $100.0 million in either common stock, preferred stock, warrants or a combination of the above, and gives the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions. As a smaller reporting company, we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the Shelf Registration to no more than one-third of our public float in any twelve month period as measured in accordance with such instruction. There is no assurance that we will be able to raise capital pursuant to the Shelf Registration on acceptable terms or at all.
Off-Balance Sheet Arrangements
As of March 31, 2022, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.
There have been no significant changes the Company's "Critical Accounting Policies and Estimates" during the three months ended March 31, 2022 as disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 10, 2022.
New Accounting Standards
See Note 1 to the Notes to Condensed Consolidated Financial Statements included elsewhere in this report for information on new accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As a “smaller reporting company,” the Company is not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2022.
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
ITEM 1A. RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022 (“Form 10-K”), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Except as set forth below, there have been no material changes in our risk factors disclosed in our 2021 Form 10-K.
Our ability to raise capital pursuant to our Form S-3 Registration Statement may be significantly limited and could result in dilution of ownership to existing shareholders.
The Company filed a registration statement on Form S-3 (the "Shelf Registration") on April 11, 2022 which was declared effective on April 26, 2022 and will permit the Company to issue up to $100.0 million in either common stock, preferred stock, warrants or a combination of the above. As a smaller reporting company, we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the Shelf Registration to no more than one-third of our public float in any twelve month period as measured in accordance with such instruction. As of the date of this Report, we have not sold any of our securities pursuant to the Shelf Registration during the twelve calendar months prior to and including the date of this Report; however, we believe amounts available for future issuance would be limited to approximately $8.0 million to $10.0 million over the next twelve months based on the current number of shares of our outstanding common stock held by non-affiliates and our current share price.
Further, we can provide no assurance that future issuances of shares under the Shelf Registration would be at favorable price and could potentially result in both dilution of ownership and a decline in the price of our common stock.
The registration of 13.4 million shares of our common stock under our Form S-1 Registration Statement could result in decline in the price of our common stock.
The Company filed a registration statement on Form S-1 on April 11, 2022 which was declared effective on April 26, 2022. The Form S-1 registration statement will allow the resale of 13.4 million shares from time to time by certain shareholders of our common stock previously issued by the Company. Our trading volume is limited and if any of the shareholders named in the registration statement were to sell a large volume of shares over a short period of time, or there is a market perception that such sales could occur, it could result in a decline in the price of our common stock.
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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to Registrants's Annual Report on Form 10-K filed March 10, 2022)

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

Date: May 5, 2022

STABILIS SOLUTIONS, INC.

By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)