Form 10-Q
period 2022-06-30
Stabilis Solutions, Inc.
filed 2022-08-11
CIK 1043186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2022, there were 18,279,939 outstanding shares of our common stock, par value $.001 per share.

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES
FORM 10-Q Index
For the Quarterly Period Ended June 30, 2022

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$4,053	$2,060
Accounts receivable, net	10,774	10,323
Inventories, net	288	386
Prepaid expenses and other current assets	3,798	2,764
Assets held for sale	1,841	—
Total current assets	20,754	15,533
Property, plant and equipment:
Cost	101,753	101,827
Less accumulated depreciation	(51,696)	(47,140)
Property, plant and equipment, net	50,057	54,687
Goodwill	4,453	4,453
Investments in foreign joint ventures	10,992	12,325
Right-of-use assets and other noncurrent assets	851	338
Total assets	$87,107	$87,336
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,885	$5,556
Accrued liabilities	9,225	7,613
Current portion of notes payable	391	963
Current portion of long-term notes payable - related parties	1,747	1,168
Current portion of finance and operating lease obligations	289	327
Total current liabilities	16,537	15,627
Long-term notes payable, net of current portion	8,784	7,753
Long-term notes payable, net of current portion - related parties	1,235	2,435
Long-term portion of finance and operating lease obligations	392	393
Other noncurrent liabilities	1,110	69
Total liabilities	28,058	26,277
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred Stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 18,279,939 and 17,691,268 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	18	18
Additional paid-in capital	99,014	97,875
Accumulated other comprehensive income	(224)	351
Accumulated deficit	(39,759)	(37,185)
Total stockholders’ equity	59,049	61,059
Total liabilities and stockholders’ equity	$87,107	$87,336

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
LNG product	$20,336	$11,812	$37,121	$23,507
Rental, service and other	2,814	2,580	6,296	7,005
Power delivery	2,634	1,660	5,400	3,204
Total revenues	25,784	16,052	48,817	33,716
Operating expenses:
Costs of LNG product	16,863	9,150	29,607	17,894
Costs of rental, service and other	2,674	2,219	5,434	5,038
Costs of power delivery	1,989	1,292	4,102	2,452
Change in unrealized loss on natural gas derivatives	899	—	899	—
Selling, general and administrative expenses	3,516	3,291	7,082	6,006
Gain from disposal of fixed assets	—	(24)	(80)	(24)
Depreciation expense	2,263	2,218	4,585	4,443
Total operating expenses	28,204	18,146	51,629	35,809
Loss from operations before equity income	(2,420)	(2,094)	(2,812)	(2,093)
Net equity income from foreign joint ventures' operations:
Income from equity investments in foreign joint ventures	760	538	921	959
Foreign joint ventures' operations related expenses	(74)	(63)	(148)	(130)
Net equity income from foreign joint ventures' operations	686	475	773	829
Loss from operations	(1,734)	(1,619)	(2,039)	(1,264)
Other income (expense):
Interest expense, net	(164)	(77)	(318)	(94)
Interest expense, net - related parties	(49)	(148)	(80)	(321)
Other income (expense)	(30)	1,023	(75)	1,113
Total other income (expense)	(243)	798	(473)	698
Net loss before income tax expense	(1,977)	(821)	(2,512)	(566)
Income tax expense	191	183	62	263
Net loss	$(2,168)	$(1,004)	$(2,574)	$(829)
Net loss per common share:
Basic and diluted	$(0.12)	$(0.06)	$(0.14)	$(0.05)
Weighted average number of common shares outstanding:
Basic and diluted	18,253,066	17,129,253	18,222,426	17,013,582

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(2,168)	$(1,004)	$(2,574)	$(829)
Foreign currency translation adjustment	(952)	402	(575)	200
Total comprehensive loss	$(3,120)	$(602)	$(3,149)	$(629)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2021	17,691,268	$18	$97,875	$351	$(37,185)	$61,059
Common stock issued from vesting of stock-based awards	501,334	—	—		—	—
Stock-based compensation	—	—	531	—	—	531
Net loss	—	—	—	—	(406)	(406)
Other comprehensive income, net of tax	—	—	—	377	—	377
Balance at March 31, 2022	18,192,602	18	98,406	728	(37,591)	61,561
Common stock issued from vesting of stock-based awards	87,337	—	—	—	—	—
Stock-based compensation			608			608
Net loss	—	—	—	—	(2,168)	(2,168)
Other comprehensive loss, net of tax	—	—	—	(952)	—	(952)
Balance at June 30, 2022	18,279,939	$18	$99,014	$(224)	$(39,759)	$59,049

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2020	16,896,626	$17	$91,278	$122	$(29,387)	$62,030
Stock-based compensation	—	—	162	—	—	162
Net income	—	—	—	—	175	175
Other comprehensive loss, net of tax	—	—	—	(202)	—	(202)
Balance at March 31, 2021	16,896,626	17	91,440	(80)	(29,212)	62,165

Common stock issued from vesting of stock-based awards	101,284	—	—	—	—	—
Stock-based compensation	—	—	122	—	—	122
Shares issued in asset acquisition	500,000	1	3,794	—	—	3,795
Net loss	—	—	—	—	(1,004)	(1,004)
Other comprehensive income loss, net of tax	—	—	—	402	—	402
Balance at June 30, 2021	17,497,910	$18	$95,356	$322	$(30,216)	$65,480
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,574)	$(829)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,585	4,443
Stock-based compensation expense	1,139	284
Bad debt expense	17	—
Gain on disposal of fixed assets	(80)	(24)
Gain on extinguishment of debt	—	(1,086)
Income from equity investment in joint venture	(921)	(959)
Change in unrealized loss on natural gas derivatives	899	—
Distributions from equity investment in joint venture	1,550	1,387
Change in operating assets and liabilities:
Accounts receivable	(376)	(1,428)
Due to related parties	—	42
Inventories	98	92
Prepaid expenses and other current assets	(1,855)	(453)
Accounts payable and accrued liabilities	669	1,150
Other	521	(8)
Net cash provided by operating activities	3,672	2,611
Cash flows from investing activities:
Acquisition of fixed assets	(1,245)	(5,917)
Proceeds on sales of fixed assets	100	258
Net cash used in investing activities	(1,145)	(5,659)
Cash flows from financing activities:
Proceeds from borrowings on short- and long-term notes payable	1,000	7,087
Payments on short- and long-term notes payable	(949)	(448)
Payments on notes payable and finance leases from related parties	(669)	(1,701)
Payment of debt issuance costs	—	(420)
Net cash provided by (used in) financing activities	(618)	4,518
Effect of exchange rate changes on cash	84	29
Net increase in cash and cash equivalents	1,993	1,499
Cash and cash equivalents, beginning of period	2,060	1,814
Cash and cash equivalents, end of period	$4,053	$3,313

Supplemental disclosure of cash flow information:
Interest paid	$296	$380
Income taxes paid	12	169
Non-cash investing and financing activities:
Common stock issued to acquire fixed assets	$—	$3,795
Equipment acquired from issuance of note payable	359	—
Acquisition of fixed assets included within accounts payable	170	—
Fixed assets transferred to assets held for sale	1,841	—
Equipment acquired under capital leases	—	104

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
These factors were reviewed by management to determine if there was substantial doubt as to the Company’s ability to continue as a going concern. Management concluded that its plan would allow it to continue as a going concern. The Company has positive working capital and has experienced increased revenue and has generated positive cash flows from operations for both the six months ended June 30, 2022 and for the years ended December 31, 2021 and 2020.
The Company has an advancing loan facility in the aggregate principal amount of up to $10.0 million, of which $9.0 million was drawn and outstanding as of June 30, 2022. The Company's management believes that the Company will continue to generate positive cash flows from operations and that its current working capital, access to its advancing loan facility and revenue growth of the business will generate sufficient cash to fund the business for twelve months following the date of issuance of these financial statements.

Reclassifications
The Company reclassified $0.5 million and $1.0 million from selling, general and administrative expenses to costs of rental, service and other and $0.2 million and $0.3 million from costs of LNG product to costs of rental service and other within the Condensed Consolidated Statements of Operations for three months and six months ended June 30, 2021, respectively, within our LNG Segment to conform to current period presentation. Such reclassifications had no impact on the consolidated financial position, income from operations, net income or cash flows.
Use of Estimates in the Preparation of the Consolidated Financial Statements
The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the fair value of natural gas derivatives, the carrying amount of contingencies, valuation allowances for receivables, inventories, and deferred income tax assets, valuations assigned to assets and liabilities in business combinations, and impairments of long-lived assets. Actual results could differ from those estimates, and these differences could be material to the Condensed Consolidated Financial Statements.
Derivative instruments
The Company had certain natural gas derivative instruments at June 30, 2022. The Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on its Condensed Consolidated Balance Sheet. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for and has been designated as a hedge and the type of hedge. The Company has not designated the derivative as a hedge under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within the Condensed Consolidated Statements of Operations. The Company did not enter into any derivative transactions for speculative purposes. See Note 4 for further discussion of the Company's derivatives.
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
Disaggregated Revenues
The table below presents revenue disaggregated by source, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2022	2021	2022	2021
LNG Product	$20,336	$11,812	$37,121	$23,507
Rental and service	2,742	2,321	6,123	5,950
Power Delivery	2,634	1,660	5,400	3,204
Other	173	1,055	173	1,055
	$25,784	$16,052	$48,817	$33,716

The table below presents revenue disaggregated by geographic location, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022		Six Months Ended June 30,
Revenues:	2022	2021	2022	2021
Brazil	$2,634	$1,660	$5,400	$3,204
Mexico	4,894	2,081	8,660	3,697
United States	18,256	12,311	34,757	26,815
	$25,784	$16,052	$48,817	$33,716
See Note 3 below for additional disaggregation of revenue by segment.
Contract Assets and Liabilities
Revenue from certain of our contracts within our Power Delivery segment are recognized over time. Costs and estimated earnings recognized to date in excess of cumulative billings are recorded as contract assets and included within our prepaid expenses and other current assets in the accompanying Condensed Consolidated Financial Statements. The Company also recognizes contract liabilities upon receipt of payments for which the performance obligations have not been fulfilled at the reporting date. Contract liabilities are included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. Amounts recognized into revenue for the three months ended June 30, 2022 and 2021 from contract liabilities existing at March 31, 2022 and 2021 was $0.2 million and $3 thousand, respectively. Amounts recognized into revenue for the six months ended June 30, 2022 and 2021 from contract liabilities existing at December 31, 2021 and December 31, 2020 was $0.3 million and $0.3 million, respectively.
The table below presents changes in the Company’s contract liability balance from December 31, 2021 to June 30, 2022 (in thousands):

June 30, 2022
Balance at December 31, 2021	$83
Cash received, excluding amounts recognized as revenue	2,729
Amounts recognized as revenue	(311)
Balance at June 30, 2022 (1)	$2,501
_______________
(1)    Contract liabilities of $1.5 million are included within accrued liabilities (see Note 8) and contract liabilities of $1.0 million are included within other noncurrent liabilities on our Condensed Consolidated Balance Sheet at June 30, 2022. The classification between current and noncurrent liabilities is based upon when the contract liabilities are expected to be recognized into revenue.
The Company has no other material contract assets or liabilities and contract costs.
3. BUSINESS SEGMENTS
The Company’s revenues are derived from two operating segments: LNG and Power Delivery. The LNG segment supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG. The Power Delivery segment provides power delivery equipment and services in Brazil and through our BOMAY joint venture in China. The tables below present operating results by segment for the three and six months ended June 30, 2022 and 2021 as well as their respective total assets at June 30, 2022 and December 31, 2021 (in thousands):

	Three Months Ended June 30, 2022
	LNG	Power Delivery	Total
Revenues	$23,150	$2,634	$25,784
Depreciation	2,197	66	2,263
Income (loss) from operations before equity income	(2,469)	49	(2,420)
Net equity income from foreign joint ventures' operations	—	686	686
Income (loss) from operations	(2,469)	735	(1,734)
Interest income (expense), net	(150)	(14)	(164)
Interest expense, net - related parties	(49)	—	(49)
Income tax expense (benefit)	(1)	192	191
Net income (loss)	(2,693)	525	(2,168)

	Six Months Ended June 30, 2022
	LNG	Power Delivery	Total
Revenues	$43,417	$5,400	$48,817
Depreciation	4,474	111	4,585
Loss from operations before equity income	(2,764)	(48)	(2,812)
Net equity income from foreign joint ventures' operations	—	773	773
Income (loss) from operations	(2,764)	725	(2,039)
Interest income (expense), net	(287)	(31)	(318)
Interest expense, net - related parties	(80)	—	(80)
Income tax expense (benefit)	(133)	195	62
Net income (loss)	(3,069)	495	(2,574)

	June 30, 2022
	LNG	Power Delivery	Total
Total assets	$71,512	$15,595	$87,107

	Three Months Ended June 30, 2021
	LNG	Power Delivery	Total
Revenues	$14,392	$1,660	$16,052
Depreciation	2,181	37	2,218
Loss from operations before equity income	(1,840)	(254)	(2,094)
Net equity income from foreign joint ventures' operations	—	475	475
Income (loss) from operations	(1,840)	221	(1,619)
Interest expense, net	(63)	(14)	(77)
Interest expense, net - related parties	(148)	—	(148)
Income tax expense (benefit)	219	(36)	183
Net income (loss)	(1,247)	243	(1,004)

	Six Months Ended June 30, 2021
	LNG	Power Delivery	Total
Revenues	$30,512	$3,204	$33,716
Depreciation	4,369	74	4,443
Loss from operations before equity income	(1,572)	(521)	(2,093)
Net equity income from foreign joint ventures' operations	—	829	829
Income (loss) from operations	(1,572)	308	(1,264)
Interest expense, net	(70)	(24)	(94)
Interest expense, net - related parties	(321)	—	(321)
Income tax expense	263	—	263
Net income (loss)	(1,232)	403	(829)

	December 31, 2021
	LNG	Power Delivery	Total
Total assets	$70,735	$16,601	$87,336
Our operating segments offer different products and services and are managed separately as business units. Cash, cash equivalents and investments are not managed centrally, so the gains and losses on foreign currency remeasurement, and interest and dividend income, are included in the segments’ results.
4. DERIVATIVE INSTRUMENTS
At June 30, 2022, the Company held a series of three call options (“the Call Options”) for the purchase of natural gas associated with a long-term LNG sales contract with a significant customer. The Call Options are for a total of 2.0 million metric million British thermal units ("MMBtu") of natural gas over a period of approximately two years. The Company purchased the Call Options to manage the risk that the price to acquire natural gas would exceed the maximum price it can charge its customer. The Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on its Consolidated Balance Sheet. The fair value of the Call Options are predominantly determined from broker quotes and are considered a level 2 fair value measurement. The following table presents the location and fair value of the Call Options at June 30, 2022 and December 31, 2021 (in thousands):

Location on Condensed Consolidated Balance Sheet	June 30, 2022(1)	December 31, 2021(2)
Prepaid expenses and other current assets (3)	$627	$—
Right-of-use assets and other noncurrent assets (3)	499	—
	$1,126	$—
_______________
(1)    Amounts are presented on a gross basis.
(2)    The Company did not have any derivative instruments at December 31, 2021.
(3)    The classification between current and noncurrent assets is based upon when the Call Options mature.
The Company has not designated the Call Options as a hedge under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within change in unrealized loss on natural gas derivatives within the Company's Condensed Consolidated Statement of Operations. The table below presents the changes in the fair value of the Call Options for the three and six months ended June 30, 2022 as well as their net realized gains and losses.

	Three Months Ended June 30,		Six Months Ended June 30,
Changes in fair value of derivatives	2022	2021(1)	2022	2021(1)
Fair value of natural gas derivatives, beginning of period	$—	$—	$—	$—
Purchases of natural gas derivatives (2)	2,241	—	2,241	—
Unrealized gains (losses) transferred to realized gains (losses), net (2)	(216)	—	(216)	—
Change in unrealized loss on natural gas derivatives (3)	(899)	—	(899)	—
Fair value of natural gas derivatives, end of period	$1,126	$—	$1,126	$—
	Three Months Ended June 30,		Six Months Ended June 30,
Realized gain (loss) from derivative instruments	2022	2021(1)	2022	2021(1)
Unrealized gains (losses) transferred to realized gains (losses), net (2)	$(216)	$—	$(216)	$—
Derivative payments received (2)	380	—	380	—
Realized gain (loss) from natural gas derivatives, net (4)	$164	$—	$164	$—
_______________
(1)    The Company did not have any derivative instruments at December 31, 2021.
(2)    Amount is presented within the Company's Condensed Consolidated Statement of Cash Flows within changes in prepaid expenses and other current assets and other.
(3)    Amounts are presented as its own separate line item within the the Company's Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows.
(4)    Amounts are included within cost of LNG product on the Company's Condensed Consolidated Statement of Operations.
The Company may enter into forward sales contracts for the delivery of LNG These contracts are not accounted for as derivatives, but accounted for under the normal purchase normal sales exclusion under U.S. GAAP and are not measured at fair value each reporting period.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The Company’s prepaid expenses and other current assets at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid LNG	$65	$92
Prepaid insurance	361	1,024
Prepaid supplier expenses	261	252
Other receivables and contract assets	2,001	946
Deposits	298	253
Fair value of natural gas derivatives, current	627	—
Other	185	197
Total prepaid expenses and other current assets	$3,798	$2,764
6. ASSETS HELD FOR SALE AND PROPERTY, PLANT AND EQUIPMENT
Assets Held for Sale
The Company has classified certain assets as assets held for sale based upon its intent to sell the assets which are included as their own line item on the Company's Condensed Consolidated Balance Sheet at June 30, 2022. The Company expects that future net proceeds from the sale will approximate the carrying value of the assets and no impairment has been recorded at June 30, 2022. At December 31, 2021, these assets were classified as construction in progress within property, plant and equipment.

Property, Plant and Equipment
The Company’s property, plant and equipment at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Liquefaction plants and systems	$47,591	$47,235
Real property and buildings	2,504	2,348
Vehicles and tanker trailers and equipment	50,472	50,027
Computer and office equipment	753	691
Construction in progress	402	1,495
Leasehold improvements	31	31
	101,753	101,827
Less: accumulated depreciation	(51,696)	(47,140)
	$50,057	$54,687
Depreciation expense totaled $2.3 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively and $4.6 million and $4.4 million for the six months ended June 30, 2022 and 2021, respectively, all of which is included in the Condensed Consolidated Statements of Operations as a separate line item.
7. INVESTMENT IN FOREIGN JOINT VENTURE
The Company holds a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), which owns 51%. The remaining 9% is owned by AA Energies, Inc. The Company made no sales to its joint venture during the three and six months ended June 30, 2022 and 2021.
The tables below present a summary of BOMAY's assets and liabilities and equity at June 30, 2022 and December 31, 2021, and its operational results for the three and six months ended June 30, 2022 and 2021 in U.S. dollars (in thousands, unaudited):

	June 30, 2022	December 31, 2021
Assets:
Total current assets	$72,205	$75,249
Total non-current assets	3,234	3,544
Total assets	$75,439	$78,793
Liabilities and equity:
Total liabilities	$45,269	$45,253
Total joint ventures’ equity	30,170	33,540
Total liabilities and equity	$75,439	$78,793

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$32,647	$19,005	$42,726	$33,221
Gross Profit	3,696	2,458	5,305	4,691
Earnings	1,820	1,265	2,143	2,235

The table below presents the components of our investment in BOMAY and a summary of the activity within those components for the six months ended June 30, 2022 in U.S. dollars (in thousands, unaudited):

	Initial Investment at Merger (1), (2)	Undistributed Earnings	Cumulative Foreign Exchange Translation Adj	Investment in BOMAY
Balance at December 31, 2021	$9,333	$1,965	$1,027	$12,325
Equity in earnings	—	921	—	921
Less: dividend distributions	—	(1,550)	—	(1,550)
Foreign currency translation gain (loss)	—	—	(704)	(704)
Balance at June 30, 2022	$9,333	$1,336	$323	$10,992
_______________
(1)Accumulated statutory reserves in equity method investments of $2.7 million at June 30, 2022 and December 31, 2021 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”) regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.
(2)The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference is being accreted over eight years (the expected life of the joint venture). The Company's accretion during the six months ended June 30, 2022 and 2021 totaled approximately $63 thousand and $65 thousand, respectively, and is included in income from equity investments in foreign joint ventures in the accompanying Condensed Consolidated Statement of Operations. The remaining basis difference, net of accumulated accretion at June 30, 2022 and December 31, 2021 is summarized in the following table (amounts in thousands):

	June 30, 2022	December 31, 2021
Original basis difference	$1,165	$1,165
Less accumulated accretion	(377)	(314)
Net remaining basis difference, net at end of period	$788	$851
In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment of our investment in BOMAY is necessary for the period ending June 30, 2022.

8. ACCRUED LIABILITIES
    The Company’s accrued liabilities at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Compensation and benefits	$2,822	$3,489
Professional fees	255	223
LNG fuel and transportation	3,751	2,788
Accrued interest	32	53
Contract liabilities	1,497	83
Other taxes payable	621	717
Other accrued liabilities	247	260
Total accrued liabilities	$9,225	$7,613
9. DEBT
The Company’s carrying value of debt, net of debt issuance costs at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Secured term note, net of debt issuance costs	$8,630	$7,608
Secured promissory note - related party	2,982	3,603
Insurance and other notes payable	545	1,108
Less: amounts due within one year	(2,138)	(2,131)
Total long-term debt	$10,019	$10,188
Secured Term Note
On April 8, 2021, the Company entered into a loan agreement (the “Loan Agreement”) with AmeriState Bank (“Lender”), as lender, pursuant to the United States Department of Agriculture, Business & Industry Loan Program, to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “AmeriState Loan”), of which $9.0 million was drawn and outstanding as of June 30, 2022. The AmeriState Loan, which is in the form of a term loan facility, matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter. The AmeriState Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the AmeriState Loan.
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
Insurance and Other Notes Payable
(a) Insurance Notes Payable
The Company finances its annual commercial insurance premiums for its business and operations with a finance company. The dollar amount financed was $1.3 million for the 2021 to 2022 policy. The outstanding principal balance on the premium finance note was $0.2 million at June 30, 2022 and $0.9 million at December 31, 2021. The Company makes equal monthly payments of principal and interest over the term of the notes which are generally 10 months or 11 months in term. The interest rate for the 2020 to 2021 insurance policy was 5.45%. The interest rate for the 21 to 2022 insurance policy is 3.95%.
(b) Unsecured Term Notes Payable - Brazil
The Company also has short-term financing arrangements between M&I Brazil and two, third-party financial institutions to finance project expenditures and working capital. At June 30, 2022 and December 31, 2021, the outstanding balance of these two notes was $0.2 million and $0.3 million, respectively. The notes mature at various dates through December 2024, with interest rates ranging from 7.60% plus the Brazilian Interbank certificate of deposit rate (13.3% at June 30, 2022) to 13.62%.
Loan Forgiveness under the Paycheck Protection Program
In June 2021, the Company's loan pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) of $1.1 million (the “PPP Loan”) was forgiven by the Small Business Administration. The Company recognized a gain on forgiveness of debt in the amount of $1.1 million which is included in other income (expense) within our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021.
Interest Expense
During the three and six months ended June 30, 2022 and 2021, the Company recorded interest expense on debt as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Secured term note	$139	$49	$265	$59
Secured promissory note - related party	49	157	80	311
Insurance and other notes payable	22	16	48	30
Total interest expense on debt	$210	$222	$393	$400
Certain of the agreements governing our outstanding debt have certain covenants with which we must comply. As of June 30, 2022, we were in compliance with all of these covenants.
10. RELATED PARTY TRANSACTIONS
Other Purchases and Sales
Applied Cryo Technologies, Inc. (“ACT”), is a company that was owned 51% by Crenshaw Family Holdings, LP (“Crenshaw Family Holdings”). Crenshaw Family Holdings sold its interest in ACT on November 22, 2021. During the three and six months ended June 30, 2021, the Company purchased Applied Cryo Technologies, Inc. (“ACT”) $0.1 million and $0.5 million for equipment, repairs and services, respectively. The Company had no sales to ACT during the six months ended June 30, 2021. At December 31, 2021, the Company had $18 thousand due from ACT included in accounts receivable on the Condensed Consolidated Balance Sheets and $23 thousand due to ACT included in accounts payable on the Condensed Consolidated Balance Sheets.
The Company purchases supplies and services from a subsidiary of The Modern Group. Casey Crenshaw is the beneficial owner of 25% of The Modern Group and is deemed to jointly control The Modern Group with family members. The Company made purchases of supplies and services from a subsidiary of The Modern Group totaling $0.1 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively. The Company had no sales to The Modern Group during either the three or six months ended June 30, 2022 or 2021. The Company had no receivable due from The Modern Group at June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company had $0.4 million and $0.8 million, respectively, due to a subsidiary of The Modern Group included in accounts payable on the Condensed Consolidated Balance Sheets.
Chart E&C beneficially owns 8.1% of our outstanding common stock at June 30, 2022, and was party to a Secured Term Note Payable with the Company prior to its repayment by the Company during 2021. The Company purchases services from Chart E&C. During the six months ended June 30, 2022 and 2021, purchases from Chart E&C totaled $51 thousand and $78 thousand, respectively. As of June 30, 2022 the Company had no amounts due to Chart. At December 31, 2021, the Company had $0.2 million due to Chart E&C included in accounts payable on the Condensed Consolidated Balance Sheets.
Secured Promissory Note - Related Party
The Company has a secured promissory note payable with M/G Finance Co., Ltd, a related party. See additional discussion in Note 9.
11. COMMITMENTS AND CONTINGENCIES
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
12. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Issuances of Common Stock
The Company is authorized to issue up to 37,500,000 shares of common stock, $0.001 par value per share.
During the six months ended June 30, 2022, the Company issued 500,000 shares of common stock, to its former chief executive officer pursuant to the terms of his separation and release agreement. The restricted stock units (RSU's) were expensed during the third quarter 2021. In addition, during the six months ended June 30, 2022, 87,337 shares of common stock were issued to other employees upon vesting of RSU's issued under the Company's long term incentive plan.
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
Stock-Based Compensation and Awards

During the six months ended June 30, 2022, the Company issued a total of 40,764 RSU’s and 774,505 stock options pursuant to the Amended and Restated Plan. The RSU’s were valued at $0.2 million based upon the closing price of $4.11 on the date of grant and will vest over three years. The Company has estimated the value of the options issued using a valuation model. The full aggregate fair value determined was $1.5 million using observable inputs from trading values of the Company's shares of stock. Assumptions used in determining the valuation of the options included the following:
•A strike price of $6.00 per share with 3-year vesting terms and the closing price of the common stock of $4.11 at date of grant.
•The risk free rate assumed the return of a U.S. Treasury bill of 3 years (the vesting period), which was approximately 1.7% at the date of grant.
•$0 dividends as we have not historically paid dividends.
•A term of 6.5 years, which was determined as the midpoint between the vesting period of 3 years with an expiration date of 10 years.
•Volatility of approximately 58%.
The Company includes stock compensation expense within general and administrative expenses in the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2022 and 2021, the Company recognized $1.1 million and $0.3 million of stock compensation expense, respectively. As of June 30, 2022, the Company had $1.2 million of unrecognized compensation costs related to 377,943 outstanding RSUs which is expected to be recognized over a weighted average period of less than one year and $3.6 million of unrecognized compensation costs related to 2,074,505 outstanding options which is expected to be recognized over a weighted average period of less than three years. All RSU's and options are expected to vest.

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
LNG Segment
Stabilis Solutions, Inc. and its subsidiaries is an energy transition company that provides turnkey clean energy production, storage, transportation and fueling solutions primarily using liquefied natural gas (“LNG”) to multiple end markets across North America through its LNG segment. We provide LNG solutions to customers in diverse end markets, including aerospace, agriculture, energy, industrial, marine bunkering, mining, pipeline, remote clean power and utility markets. LNG can be used to deliver natural gas to locations where pipeline service is not available, has been interrupted, or needs to be supplemented. Our customers use LNG as a partner fuel for renewable energy, and as an alternative to traditional fuel sources, such as distillate fuel oil (including diesel fuel and other fuel oils) and propane, among others to provide both environmental and economic benefits. We believe that these alternative fuel markets are large and provide significant opportunities for LNG substitution.
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
Biofuels and Hydrogen—We believe that our technical expertise, production, transportation and storage asset capabilities are favorable for other biofuels, such as renewable natural gas, and hydrogen.
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
Recent Developments
We have experienced and anticipate that we will continue to experience increasing costs for natural gas, liquefaction and transportation at least for the near-term for our LNG segment. While we pass a significant portion of the cost of natural gas and transportation on to our customers, we are not able to pass through all costs which has resulted in margin pressure and decreased margins as a percentage of revenue. Recent global events are exacerbating several trends, including broad-based inflation and supply chain pressure for key materials, commodities, and labor. These events include Russia’s invasion of Ukraine (resulting in supply chain disruptions particularly in relation to the supply and price of natural gas) and continued impacts from COVID-19. Potential reinstatement of COVID-19 restrictions and operating closures within the regions we and our joint venture operate may result in a broad disruptions to global and U.S. supply chains. The ultimate extent and effects of recent events are difficult to estimate, but we expect them to continue to place pressure on the price of natural gas in the near-term. Long-term, we are still optimistic on the future of LNG.
For a more complete discussion of the risks we encounter in our business, please refer to Risk Factors in Part I, Item 1A of the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2022 and Part II, Item 1A of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 5, 2022, as well as the additional risks identified and described in Part II. "Item 1A Risk Factors" of this Report.

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
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The comparative tables below reflect our consolidated operating results as well as the operating results of our two operating segments for the three months ended June 30, 2022 (the “Current Quarter”) as compared to the three months ended June 30, 2021 (the “Prior Year Quarter”) (unaudited, amounts in thousands, except for percentages). In the table below, $0.5 million for the Prior Year Quarter was reclassified from selling, general and administrative expense to costs of rental, service and other, and $0.2 million for the Prior Year Quarter was reclassified from costs of LNG product to costs of rental, service and other within our LNG segment to conform to current period presentation.

Consolidated	Three Months Ended June 30,		$ Change	% Change
	2022	2021
Revenue:
LNG product	$20,336	$11,812	$8,524	72.2%
Rental, service and other	2,814	2,580	234	9.1
Power delivery	2,634	1,660	974	58.7
Total revenues	25,784	16,052	9,732	60.6
Operating expenses:
Costs of LNG product	16,863	9,150	7,713	84.3
Costs of rental, service and other	2,674	2,219	455	20.5
Costs of power delivery	1,989	1,292	697	53.9
Change in unrealized loss on natural gas derivatives	899	—	899	n/a
Selling, general and administrative expenses	3,516	3,291	225	6.8
Gain from disposal of fixed assets	—	(24)	24	n/a
Depreciation	2,263	2,218	45	2.0
Total operating expenses	28,204	18,146	10,058	55.4
Loss from operations before equity income	(2,420)	(2,094)	(326)	15.6
Net equity income from foreign joint ventures' operations	686	475	211	44.4
Loss from operations	(1,734)	(1,619)	(115)	7.1
Other income (expense):
Interest expense, net	(164)	(77)	(87)	(113.0)
Interest expense, net - related parties	(49)	(148)	99	(66.9)
Other income (expense)	(30)	1,023	(1,053)	n/a
Total other income (expense)	(243)	798	(1,041)	n/a
Net loss before income tax expense	(1,977)	(821)	(1,156)	(140.8)
Income tax expense	191	183	8	4.4
Net loss	$(2,168)	$(1,004)	$(1,164)	115.9

Segment Results

LNG Segment	Three Months Ended June 30,		$ Change	% Change
	2022	2021
Revenue:
LNG product	$20,336	$11,812	$8,524	72.2%
Rental, service and other	2,814	2,580	234	9.1
Total revenues	23,150	14,392	8,758	60.9
Operating expenses:
Costs of LNG product	16,863	9,150	7,713	84.3
Costs of rental, service and other	2,674	2,219	455	20.5
Change in unrealized loss on natural gas derivatives	899	—	899	n/a
Selling, general and administrative expenses	2,986	2,706	280	10.3
Gain from disposal of fixed assets	—	(24)	24	n/a
Depreciation	2,197	2,181	16	0.7
Total operating expenses	25,619	16,232	9,387	57.8
Loss from operations	$(2,469)	$(1,840)	$(629)	34.2

Power Delivery Segment	Three Months Ended June 30,		$ Change	% Change
	2022	2021
Revenue:
Power delivery	$2,634	$1,660	$974	58.7%
Operating expenses:
Costs of power delivery	1,989	1,292	697	53.9
Selling, general and administrative expenses	530	585	(55)	(9.4)
Depreciation	66	37	29	78.4
Total operating expenses	2,585	1,914	671	35.1
Income (loss) from operations before equity income	49	(254)	303	n/a
Net equity income from foreign joint ventures' operations	686	475	211	44.4
Income from operations	$735	$221	$514	232.6
Revenue
LNG product revenue. During the Current Quarter, LNG product revenue increased $8.5 million, or 72%, compared to the Prior Year Quarter primarily related to:
•Additional LNG gallons delivered during the Current Quarter compared to the Prior Year Quarter;
•Increased natural gas prices during the Current Quarter compared to the Prior Year Quarter; and
•Increased pricing charged to our customers in response to increased costs from inflationary pressures.
Rental, service, and other revenue. Rental, service and other revenue increased by $0.2 million, or 9%, in the Current Quarter compared to the Prior Year Quarter due to additional projects with equipment and increased labor revenues in response to increased costs from inflationary pressures.
Power delivery. Power delivery revenue increased by $1.0 million, or 59%, in the Current Quarter compared to the Prior Year Quarter due to post-COVID-19 demand recovery and resulting new contracts.

Operating Expenses
Costs of LNG product. Cost of product in the Current Quarter increased $7.7 million, or 84%. As a percentage of LNG product revenue, these costs increased from 77% from the Prior Year Quarter to 83% in the Current Quarter. The increased costs were attributable to:
•An increase of 1.9 million LNG gallons delivered due to increased market demand;
•Inflationary pressures including increased costs from higher natural gas prices, increased transportation costs and increased liquefaction costs; and
•Increased electricity prices, particularly in Texas and Louisiana due to higher than average temperatures.
Costs of rental, service, and other. Costs of rental, service and other increased $0.5 million or 21% in the Current Quarter comparable to the Prior Year Quarter primarily due to increased costs for rental equipment to service additional contracts and increased service personnel to support increased services work.
Costs of power delivery. Costs increased $0.7 million, or 54%, in the Current Quarter due to higher sales activity levels, higher prices and favorable foreign currency translation rates.
Change in unrealized loss on natural gas derivatives. The Company incurred an unrealized loss of $0.9 million in the Current Quarter on our natural gas derivatives purchased to hedge the price of natural gas for a long-term contract with a major customer. The unrealized loss was due to lower future natural gas prices at June 30, 2022 as compared to the time of purchase of the derivatives. The Company had no derivatives in the Prior Year Quarter. See also Note 4 in the Notes to the Condensed Consolidated Financial Statements for a further discussion of our derivatives.
Selling, general and administrative expenses. Selling, general and administrative expense increased $0.2 million, or 7%, during the Current Quarter compared to the Prior Year Quarter primarily due to higher stock-based compensation expenses and increased compensation related to additional headcount to support our operations, partially offset by lower legal fees and stock exchange listing fees compared to the Prior Year Quarter.
Gain from disposal of fixed assets. There were no significant gains or losses from disposal of fixed assets in either the Current Year Quarter or the Prior Year Quarter.
Depreciation. Depreciation expense increased 2% during the Current Quarter as compared to the Prior Year Quarter due to the acquisition of our Port Allen facility on June 1, 2021, partially offset by assets reaching the end of their depreciable lives.
Net Equity Income From Foreign Joint Ventures' Operations
Net equity income from investments in foreign joint ventures. Income from investments in foreign joint ventures increased $0.2 million during the Current Quarter due to post COVID-19 recovery and governmental operating restrictions imposed in China due to COVID-19 during the Prior Year Quarter.
Other Income (Expense)
Interest expense, net. Interest expense increased $0.1 million during the Current Quarter as compared to the Prior Year Quarter primarily related to interest on additional borrowings from the Company's loan with AmeriState Bank.
Interest expense, net - related parties. Related party interest expense decreased $0.1 million during the Current Quarter as compared to the Prior Year Quarter primarily related to repayment of related party debt and due to amendments to the M/G Finance note payable which lowered the interest rate from 12% to 6%.
Other income (expense). Other expense was $30 thousand during the Current Quarter compared to other income of $1.0 million in the Prior Year Quarter, primarily due to Paycheck Protection Program loan forgiveness of $1.1 million recognized in the Prior Year Quarter.
Income tax expense. The Company incurred state and foreign income tax expense of $0.2 million during the Current Quarter which was consistent with $0.2 million during the Prior Year Quarter. No U.S. federal income tax benefit was recorded for the Current Quarter or Prior Quarter as any net U.S. deferred tax assets generated from operating losses were offset by a change in the Company's valuation allowance on net deferred tax assets.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table reflects line items from the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2022 (the “Current Year”) as compared to the six months ended June 30, 2021 (the “Prior Year”) (unaudited, amounts in thousands, except for percentages). In the table below, $1.0 million for the Prior Year was reclassified from selling, general and administrative expense to costs of rental, service and other, and $0.3 million was reclassified from costs of LNG product to costs of rental, service and other within our LNG segment to conform to current period presentation.

	Six Months Ended June 30,		Change	% Change
	2022	2021
Revenue:
LNG product	$37,121	$23,507	$13,614	57.9%
Rental, service and other	6,296	7,005	(709)	(10.1)
Power delivery	5,400	3,204	2,196	68.5
Total revenues	48,817	33,716	15,101	44.8
Operating expenses:
Costs of LNG product	29,607	17,894	11,713	65.5
Costs of rental, service and other	5,434	5,038	396	7.9
Costs of power delivery	4,102	2,452	1,650	67.3
Change in unrealized loss on natural gas derivatives	899	—	899	n/a
Selling, general and administrative expenses	7,082	6,006	1,076	17.9
Gain from disposal of fixed assets	(80)	(24)	(56)	233.3
Depreciation	4,585	4,443	142	3.2
Total operating expenses	51,629	35,809	15,820	44.2
Loss from operations before equity income	(2,812)	(2,093)	(719)	34.4
Net equity income from foreign joint ventures' operations	773	829	(56)	(6.8)
Loss from operations	(2,039)	(1,264)	(775)	61.3
Other income (expense):
Interest expense, net	(318)	(94)	(224)	238.3
Interest expense, net - related parties	(80)	(321)	241	(75.1)
Other income (expense)	(75)	1,113	(1,188)	n/a
Total other income (expense)	(473)	698	(1,171)	n/a
Net loss before income tax expense	(2,512)	(566)	(1,946)	343.8
Income tax expense	62	263	(201)	(76.4)
Net loss	$(2,574)	$(829)	$(1,745)	210.5

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

	Six Months Ended June 30,		Change	% Change
	2022	2021
Revenue:
LNG product	$37,121	$23,507	$13,614	57.9%
Rental, service and other	6,296	7,005	(709)	(10.1)
Total revenues	43,417	30,512	12,905	42.3
Operating expenses:
Costs of LNG product	29,607	17,894	11,713	65.5
Costs of rental, service and other	5,434	5,038	396	7.9
Change in unrealized loss on natural gas derivatives	899	—	899	n/a
Selling, general and administrative expenses	5,847	4,807	1,040	21.6
Gain from disposal of assets	(80)	(24)	(56)	233.3
Depreciation	4,474	4,369	105	2.4
Total operating expenses	46,181	32,084	14,097	43.9
Loss from operations before equity income	$(2,764)	$(1,572)	$(1,192)	75.8
Power Delivery Segment
Our Power Delivery segment provides power delivery equipment and services to the global energy industry through our subsidiary in Brazil and our joint venture in China.

	Six Months Ended June 30,		Change	% Change
	2022	2021
Revenue:
Power delivery	$5,400	$3,204	$2,196	68.5%
Total revenues	5,400	3,204	2,196	68.5
Operating expenses:
Costs of power delivery	4,102	2,452	1,650	67.3
Selling, general and administrative expenses	1,235	1,199	36	3.0
Depreciation	111	74	37	50.0
Total operating expenses	5,448	3,725	1,723	46.3
Loss from operations before equity income	(48)	(521)	473	(90.8)
Net equity income from foreign joint ventures' operations	773	829	(56)	(6.8)
Income from operations	$725	$308	$417	135.4

Revenue
LNG product revenue. During the Current Year, LNG product revenue increased $13.6 million or 58%, compared to the Prior Year primarily due to:
•Additional LNG gallons delivered during the Current Year compared to the Prior Year;
•Increased natural gas prices compared to the Prior Year; and
•Increased pricing charged to our customers in response to increased costs from inflationary pressures.
Rental, service, and other revenue. Rental, service and other revenue decreased by $0.7 million or 10% in the Current Year compared to the Prior Year primarily due to fewer projects with additional equipment and lower labor revenues from projects in Mexico and power generation customers during the first quarter of the Current Year.
Power delivery revenue. Power delivery revenue increased $2.2 million or 69% in the Current Year compared to the Prior Year due to post-COVID-19 demand recovery and resulting new contracts.
Operating Expenses
Costs of LNG Product. Cost of LNG product increased $11.7 million or 65% in the Current Year compared to the Prior Year due to:
•An increase of 3.4 million LNG gallons delivered;
•Inflationary pressures including increased costs from higher natural gas prices, increased transportation costs and increased liquefaction costs; and
•Increased electricity prices, particularly in Texas and Louisiana due to higher than average temperatures.
Costs of rental, service, and other. Costs increased $0.4 million or 8% in the Current Year compared to the Prior Year primarily due to increased costs during the second quarter of the Current Year for rental equipment to service additional contracts and increased service personnel to support increased services work.
Costs of power delivery. Costs increased $1.7 million or 67% in the Current Year compared to the Prior Year primarily due to higher sales activity levels.
Change in unrealized loss on natural gas derivatives. We incurred an unrealized loss of $0.9 million in the Current Year on our natural gas derivatives purchased to hedge the price of natural gas for a long-term contract with a major customer. The unrealized loss was due to lower future natural gas prices at June 30, 2022 as compared to the time of purchase of the derivatives. We had no derivatives in the Prior Year. See Note 4 in the Notes to Consolidated Financial Statements for a further discussion of our derivatives.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.1 million or 18% in the Current Year compared to the Prior Year primarily due to higher stock-based compensation expenses and increased compensation related to additional headcount to support our operations.
Gain from disposal of fixed assets. Gain from disposal of fixed assets for the Current Year was primarily related to a gain on sale of LNG tractors of $0.1 million during the first quarter.
Depreciation. Depreciation expense increased $0.1 million in the Current Year compared to the Prior Year primarily due to the acquisition of our Port Allen facility on June 1, 2021, partially offset by assets reaching the end of their depreciable lives.

Net Equity Income From Foreign Joint Ventures' Operations
Net equity income from investments in foreign joint ventures. Income from investments in foreign joint ventures decreased $0.1 million during the Current Year compared to the Prior Year primarily due to governmental operating restrictions imposed in China during the first quarter of the Current Year resulting from a resurgence of COVID-19.
Other Income (Expense)
Interest expense, net. Interest expense increased $0.2 million during the Current Year as compared to the Prior Year primarily related to interest on the additional funding of the Company's loan with AmeriState Bank.
Interest expense, net - related parties. Related party interest expense decreased $0.2 million during the Current Year compared to the Prior Year primarily related to repayment of related party debt and due to amendments to the M/G Finance note payable which lowered the interest rate from 12% to 6%.
Other Income (Expense). Other expense was $0.1 million during the Current Year compared to other income of $1.1 million in the Prior Year due to Paycheck Protection Program loan forgiveness of $1.1 million recognized in the Prior Year.
Income tax expense. Income tax decreased $0.2 million during the Current Year compared to the Prior Year. The decrease in the Current Year was due to a favorable income tax result upon filing the Mexico income tax return. No U.S. federal income tax benefit was recorded for the Current Year or Prior Year as any net U.S. deferred tax assets generated from operating losses were offset by a change in the Company's valuation allowance on net deferred tax assets.
Liquidity and Capital Resources
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, proceeds received from borrowings under our AmeriState Loan, and distributions from our BOMAY joint venture. In prior years, the Company also obtained equipment financing from M/G Finance, a related party. During the Current Year, our principal sources of liquidity were cash provided by our operations. We have used a portion of our cash flows generated from operations to invest in fixed assets and increased working capital to support growth as well as to pay interest and principal amounts outstanding under our debt borrowings.
As of June 30, 2022, we had $4.1 million in cash and cash equivalents on hand and $12.3 million in outstanding debt (net of debt issuance costs) and finance lease obligations (of which $2.2 million is due in the next twelve months). Future availability under the loan facility was $1.0 million at June 30, 2022 and as of the date of this Report. The Company has also filed a shelf registration statement (described below) which allows for and grants the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions.
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

Cash Flows
Cash flows provided by (used in) our operating, investing and financing activities are summarized below (unaudited, in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$3,672	$2,611
Investing activities	(1,145)	(5,659)
Financing activities	(618)	4,518
Effect of exchange rate changes on cash	84	29
Net increase in cash and cash equivalents	$1,993	$1,499
Operating Activities
Net cash provided by operating activities totaled $3.7 million for the six months ended June 30, 2022 compared to $2.6 million for the same period in 2021. The increase in net cash provided by operating activities of $1.1 million as compared to the Prior Year was primarily attributable to improved profitability in the Current Year when excluding the impacts of non-cash expenses and gains included in net loss such as depreciation, stock-based compensation, unrealized loss on natural gas derivatives and gain on extinguishment of debt compared to the Prior Year.
Investing Activities
Net cash used in investing activities totaled $1.1 million and $5.7 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in net cash used in the Current Year was primarily due to the acquisition of our Port Allen liquefaction facility on June 1, 2021 for $5.0 million in cash.
Financing Activities
Net cash used in financing activities totaled $0.6 million for the six months ended June 30, 2022, compared to net cash provided by financing activities totaling $4.5 million for the Prior Year primarily from proceeds received from borrowings under the AmeriState Loan of $7.0 million, partially offset by repayments of debt.
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
Capital expenditures for the six months ended June 30, 2022 were $1.2 million and primarily related to capital expenditures for our operations in Mexico and the addition of rolling stock and replacement assets within our LNG segment. Future commitments for capital expenditures were not significant at June 30, 2022.
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

Off-Balance Sheet Arrangements
As of June 30, 2022, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
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
There have been no significant changes in the Company's "Critical Accounting Policies and Estimates" during the three and six months ended June 30, 2022 from those disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 10, 2022.
New Accounting Standards
See Note 1 to the Notes to Condensed Consolidated Financial Statements included elsewhere in this report for information on new accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As a “smaller reporting company,” the Company is not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2022.
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
ITEM 1A. RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022 (“Form 10-K”) and Part II, "Item 1A. Risk Factors" of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 5, 2022 (the "First Quarter Form 10-Q"), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. During the three months ended June 30, 2022, there have been no material changes in our risk factors disclosed in our 2021 Form 10-K and our First Quarter Form 10-Q.
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

31.1	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	*Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101	* Interactive XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)

104	* Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2022

STABILIS SOLUTIONS, INC.

By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)