Form 10-Q
period 2022-09-30
Stabilis Solutions, Inc.
filed 2022-11-03
CIK 1043186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2022, there were 18,386,733 outstanding shares of our common stock, par value $.001 per share.

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES
FORM 10-Q Index
For the Quarterly Period Ended September 30, 2022

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except shares and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$11,102	$910
Accounts receivable, net	10,375	9,397
Inventories, net	214	258
Prepaid expenses and other current assets	3,118	1,522
Assets held for sale	2,049	—
Assets of discontinued operations, current	3,667	3,446
Total current assets	30,525	15,533
Property, plant and equipment:
Cost	101,752	101,192
Less accumulated depreciation	(53,617)	(47,027)
Property, plant and equipment, net	48,135	54,165
Goodwill	4,314	4,314
Investment in foreign joint venture	10,424	12,325
Right-of-use assets and other noncurrent assets	565	167
Assets of discontinued operations, noncurrent	—	832
Total assets	$93,963	$87,336
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,781	$5,065
Accrued liabilities	17,189	6,317
Current portion of notes payable	1,086	855
Current portion of long-term notes payable - related parties	2,399	1,168
Current portion of finance and operating lease obligations	157	292
Liabilities of discontinued operations, current	2,817	1,931
Total current liabilities	25,429	15,628
Long-term notes payable, net of current portion	8,640	7,608
Long-term notes payable, net of current portion - related parties	622	2,435
Long-term portion of finance and operating lease obligations	219	318
Other noncurrent liabilities	612	—
Liabilities of discontinued operations, noncurrent	—	288
Total liabilities	35,522	26,277
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred Stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 18,386,733 and 17,691,268 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	19	18
Additional paid-in capital	99,531	97,875
Accumulated other comprehensive (loss) income	(1,073)	351
Accumulated deficit	(40,036)	(37,185)
Total stockholders’ equity	58,441	61,059
Total liabilities and stockholders’ equity	$93,963	$87,336
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Revenues	$25,819	$17,779	$69,236	$48,291
Operating expenses:
Cost of revenues	19,904	14,369	54,945	37,301
Change in unrealized gain on natural gas derivatives	(926)	—	(27)	—
Selling, general and administrative expenses	3,658	5,286	9,643	10,558
Loss (gain) from disposal of fixed assets	46	—	(34)	(24)
Depreciation expense	2,115	2,284	6,589	6,653
Impairment of right-of-use lease asset	—	376	—	376
Total operating expenses	24,797	22,315	71,116	54,864
Income (loss) from operations before equity income	1,022	(4,536)	(1,880)	(6,573)
Net equity income from foreign joint venture operations:
Income from equity investment in foreign joint venture	205	308	1,126	1,267
Foreign joint venture operating related expenses	(91)	(62)	(239)	(192)
Net equity income from foreign joint venture operations	114	246	887	1,075
Income (loss) from operations	1,136	(4,290)	(993)	(5,498)
Other income (expense):
Interest expense, net	(150)	(119)	(437)	(189)
Interest expense, net - related parties	(49)	(120)	(129)	(441)
Other income (expense)	(28)	37	(99)	1,031
Total other income (expense)	(227)	(202)	(665)	401
Net income (loss) from continuing operations before income tax expense	909	(4,492)	(1,658)	(5,097)
Income tax (benefit) expense	(115)	89	(248)	229
Net income (loss) from continuing operations	1,024	(4,581)	(1,410)	(5,326)
Loss from discontinued operations, net of tax	(1,301)	(44)	(1,441)	(128)
Net loss	$(277)	$(4,625)	$(2,851)	$(5,454)

Net income (loss) per common share (Note 13):
Basic income (loss) per common share from continuing operations	$0.06	$(0.26)	$(0.08)	$(0.31)
Basic loss per common share from discontinued operations	(0.07)	—	(0.08)	(0.01)
Basic net loss per common share	(0.02)	(0.26)	(0.16)	(0.32)

Diluted income (loss) per common share from continuing operations	$0.06	$(0.26)	$(0.08)	$(0.31)
Diluted loss per common share from discontinued operations	(0.07)	—	(0.08)	(0.01)
Diluted net loss per common share	(0.01)	(0.26)	(0.16)	(0.32)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(277)	$(4,625)	$(2,851)	$(5,454)
Foreign currency translation adjustment	(849)	(150)	(1,424)	50
Total comprehensive loss	$(1,126)	$(4,775)	$(4,275)	$(5,404)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2021	17,691,268	$18	$97,875	$351	$(37,185)	$61,059
Common stock issued from vesting of stock-based awards	501,334	—	—	—	—	—
Stock-based compensation	—	—	531	—	—	531
Net loss	—	—	—	—	(406)	(406)
Other comprehensive income, net of tax	—	—	—	377	—	377
Balance at March 31, 2022	18,192,602	18	98,406	728	(37,591)	61,561
Common stock issued from vesting of stock-based awards	87,337	—	—	—	—	—
Stock-based compensation	—	—	608	—	—	608
Net loss	—	—	—	—	(2,168)	(2,168)
Other comprehensive loss, net of tax	—	—	—	(952)	—	(952)
Balance at June 30, 2022	18,279,939	18	99,014	(224)	(39,759)	59,049
Common stock issued from vesting of stock-based awards	125,000	1	—	—	—	1
Stock-based compensation	—	—	602	—	—	602
Employee tax payments from stock-based withholding	(18,206)	—	(85)	—	—	(85)
Net loss	—	—	—	—	(277)	(277)
Other comprehensive loss, net of tax	—	—	—	(849)	—	(849)
Balance at September 30, 2022	18,386,733	$19	$99,531	$(1,073)	$(40,036)	$58,441

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity - Continued
(Unaudited, in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2020	16,896,626	$17	$91,278	$122	$(29,387)	$62,030
Stock-based compensation	—	—	162	—	—	162
Net income	—	—	—	—	175	175
Other comprehensive loss, net of tax	—	—	—	(202)	—	(202)
Balance at March 31, 2021	16,896,626	17	91,440	(80)	(29,212)	62,165
Common stock issued from vesting of stock-based awards	101,284	—	—	—	—	—
Stock-based compensation	—	—	122	—	—	122
Shares issued in asset acquisition	500,000	1	3,794	—	—	3,795
Net loss	—	—	—	—	(1,004)	(1,004)
Other comprehensive income, net of tax	—	—	—	402	—	402
Balance at June 30, 2021	17,497,910	18	95,356	322	(30,216)	65,480
Common stock issued from vesting of stock-based awards	250,000	—	—	—	—	—
Stock-based compensation	—	—	2,447	—	—	2,447
Employee tax payments from stock-based withholdings	(56,642)	—	(430)	—	—	(430)
Net loss	—	—	—	—	(4,625)	(4,625)
Other comprehensive loss, net of tax	—	—	—	(150)	—	(150)
Balance at September 30, 2021	17,691,268	$18	$97,373	$172	$(34,841)	$62,722
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss from continuing operations	$(1,410)	$(5,326)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation	6,589	6,653
Stock-based compensation expense	1,741	2,731
Gain on disposal of fixed assets	(34)	(24)
Gain on extinguishment of debt	—	(1,080)
Income from equity investment in joint venture	(1,126)	(1,267)
Change in unrealized gain on natural gas derivatives	(27)	—
Cash settlements from derivatives	1,062	—
Distributions from equity investment in joint venture	1,550	1,387
Impairment of right-of-use lease asset	—	376
Change in operating assets and liabilities:
Accounts receivable	(977)	(1,381)
Inventories	44	(23)
Prepaid expenses and other current assets	(1,216)	218
Accounts payable and accrued liabilities	5,174	3,611
Other	(570)	(3)
Cash provided by operating activities from continuing operations	10,800	5,872
Cash provided by (used in) operating activities from discontinued operations	738	(443)
Net cash provided by operating activities	11,538	5,429
Cash flows from investing activities:
Acquisition of fixed assets	(1,746)	(6,748)
Proceeds from sale of fixed assets	100	258
Proceeds from assets held for sale	2,049	—
Cash provided by (used in) investing activities from continuing operations	403	(6,490)
Cash used in investing activities from discontinued operations	(334)	(200)
Net cash provided by (used in) investing activities	69	(6,690)
Cash flows from financing activities:
Proceeds from borrowings on short- and long-term notes payable	1,000	6,997
Payments on short- and long-term notes payable	(1,555)	(432)
Payments on notes payable and finance leases from related parties	(669)	(3,277)
Payment of debt issuance costs	—	(420)
Employee tax payments from restricted stock withholdings	(85)	(430)
Cash provided by (used in) financing activities from continuing operations	(1,309)	2,438
Cash provided by (used in) financing activities from discontinued operations	(113)	13
Net cash provided by (used in) financing activities	(1,422)	2,451
Effect of exchange rate changes on cash	7	(76)
Net increase in cash and cash equivalents	10,192	1,114
Cash and cash equivalents, beginning of period	910	1,240
Cash and cash equivalents, end of period	$11,102	$2,354

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
The Company provides LNG solutions to customers in diverse end markets, including aerospace, agriculture, energy, industrial, marine bunkering, mining, pipeline, remote clean power and utility markets. LNG can be used to deliver natural gas to locations where pipeline service is not available, has been interrupted, or needs to be supplemented. Additionally, LNG can be used as a partner fuel for renewable energy, and as an alternative to traditional fuel sources, such as distillate fuel oil (including diesel fuel and other fuel oils) and propane, among others to provide both environmental and economic benefits. Stabilis operates two LNG production facilities in George West, Texas and Port Allen, Louisiana to service customers in Texas and the greater Gulf Coast region.
The Company also builds power and control systems for the energy industry in China through its 40% owned Chinese joint venture, BOMAY Electric Industries, Inc (“BOMAY”). The BOMAY operations is accounted as an equity investment.
The Company has historically provided electrical switch-gear, generator and instrumentation construction, installation and service to the marine, power generation, oil and gas, and broad industrial market segments in Brazil. At September 30, 2022, the Company agreed to exit its operations in Brazil (the "Brazil Operations") and has presented the Brazil Operations as discontinued operations in accordance with U.S. GAAP. See also "Basis of Presentation and Consolidation" below and Note 2 for a further discussion of our discontinued operations.
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
The Company believes that the Brazil Operations meet the criteria for discontinued operations presentation at September 30, 2022. Accordingly, such assets and liabilities at September 30, 2022, results of operations for the three and nine months ended and cash flows for the nine months ended September 30, 2022 have been classified as discontinued operations on our Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, respectively. The classification of these assets, liabilities, results of operations and cash flows as discontinued operations requires retrospective application to financial information for all prior periods presented. Therefore, such assets and liabilities at December 31, 2021, and operating results and cash flows for the corresponding 2021 periods have been recast on our Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations and Condensed Consolidated Statements of Cash Flows, respectively. Unless otherwise noted, the amounts presented throughout the notes to our Financial Statements relate to our continuing operations. See Note 2 for further discussion of the Company's decision to exit the Brazil Operations.

Reclassifications
The Company reclassified $0.5 million and $1.5 million from selling, general and administrative expenses to costs of rental, service and other within the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2021, respectively, to conform to current period presentation. The Company also reclassified $0.3 million from costs of LNG product to costs of rental service and other within the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 to conform to current period presentation. Such reclassifications had no impact on the consolidated financial position, income from operations, net income or cash flows.
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
Derivative instruments
The Company had certain natural gas derivative instruments as of September 30, 2022. The Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on its Condensed Consolidated Balance Sheet. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for and has been designated as a hedge and the type of hedge. The Company has not designated the derivative as a hedge under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within the Condensed Consolidated Statements of Operations. The Company did not enter into any derivative transactions for speculative purposes. See Note 4 for further discussion of the Company's derivatives.
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

2. DISCONTINUED OPERATIONS
At September 30, 2022, the Company determined that it would exit its Brazil Operations as the Company desires to focus its resources and management on the core LNG business. The Company expects that the exit will be in the form of a sale for cash or a combination of cash and a note receivable. The Company expects the sale will close within the next year.
Impairment of Brazil Operations
The Company reviews its long-lived assets whenever events or changes in circumstances indicate that a particular asset or group of asset's carrying value may not be recoverable. The Company determined that the decision to exit the Brazil Operations is such an event and recorded an impairment charge of $1.3 million measured as the estimated fair value of $0.9 million (calculated as the estimated net proceeds that would be received in an orderly and timely sale of the operations) less the carrying value of the Brazil net assets at September 30, 2022. The impairment charge is included within income (loss) from discontinued operations, net of tax as reported in the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2022.
Classification as Discontinued Operations
The Company believes that the decision to exit the Brazil Operations at September 30, 2022 meets the criteria for discontinued operations presentation within the Condensed Consolidated Financial Statements as the decision to exit these operations represents a strategic shift of the future operations of the Company with separately reported financial information available as the Brazil Operations represent substantially all of the revenue and expenses of the Company's previously reported Power Delivery segment.
Accordingly, such assets and liabilities at September 30, 2022, results of operations for the three and nine months ended and cash flows for the nine months ended September 30, 2022 have been classified as discontinued operations on our Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, respectively. The classification of these assets, liabilities, results of operations and cash flows as discontinued operations requires retrospective application to financial information for all prior periods presented. Accordingly, the Condensed Consolidated Financial Statements and related notes have been updated to separately state the assets and liabilities, revenues and expenses and cash flows between its continuing operations and the discontinued operations as of and for all periods presented.
Corporate allocations of $0.1 million and $0.6 million previously reported within the Company's Power Delivery Segment have been reclassified to continuing operations for the three and nine months ended September 30, 2022. Included within the Company's accumulated other comprehensive income (loss) at September 30, 2022 is $1.0 million of cumulative translation losses which will be removed upon sale.
The following table summarizes the components of income from discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$3,202	$1,925	$8,602	$5,129
Costs and expenses	3,082	1,987	8,392	5,247
Impairment	1,310	—	1,310	—
Other income and interest expense, net	(45)	22	(80)	117
Loss from discontinued operations before income taxes	$(1,235)	$(40)	$(1,180)	$(1)
Income tax expense	66	4	261	127
Loss from discontinued operations net of income taxes	$(1,301)	$(44)	$(1,441)	$(128)

The following table summarizes the assets and liabilities of discontinued operations (in thousands):

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$478	$1,149
Accounts receivable, net	1,222	926
Contract assets and other current assets	1,967	1,371
Total current assets of discontinued operations	3,667	3,446
Property, plant and equipment, net	—	522
Goodwill	—	138
Other noncurrent assets	—	172
Total assets of discontinued operations	$3,667	$4,278

	September 30, 2022	December 31, 2021
Liabilities
Accounts payable	$498	$492
Accrued liabilities	1,956	1,213
Current portion of notes payable	158	108
Current portion of finance and operating lease obligations	205	118
Total current liabilities of discontinued operations	2,817	1,931
Long-term notes payable, net of current portion and other noncurrent liabilities	—	288
Total liabilities of discontinued operations	$2,817	$2,219
Segment Reporting
As a result of the classification of the Brazil Operations as discontinued operations, the Company believes that it only has one reporting segment.
3. REVENUE RECOGNITION
We recognize revenues when the transfer of promised goods or services are delivered to our customers in accordance with the applicable customer contract and we are entitled to be paid by the customer. Revenues are measured as consideration specified in the contract. Amounts are billed upon completion of service or transfer of a product and are generally due within 30 days. Revenues from contracts with customers are disaggregated into (1) LNG product (2) rental, service, and (3) other.
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
Disaggregated Revenues
The table below presents revenue disaggregated by source, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2022	2021	2022	2021
LNG Product	$21,623	$14,420	$58,744	$37,927
Rental and service	3,843	3,046	9,966	8,996
Other	353	313	526	1,368
	$25,819	$17,779	$69,236	$48,291
The table below presents revenue disaggregated by geographic location, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022		Nine Months Ended September 30,
Revenues:	2022	2021	2022	2021
Mexico	3,427	3,501	12,087	7,198
United States	22,392	14,278	57,149	41,093
	$25,819	$17,779	$69,236	$48,291
Substantially all revenues included within discontinued operations (See Note 2) are from Brazil.
4. DERIVATIVE INSTRUMENTS
As of September 30, 2022, the Company held a series of call options (“the Call Options”) for the purchase of natural gas related to customer commitments. The Call Options are for a total of 2.0 million MMBtu (million British thermal units) of natural gas over a period of approximately two years. The Company purchased the Call Options to manage the risk of increasing natural gas prices above what it can charge its customers. The Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on its Condensed Consolidated Balance Sheet. The fair value of the Call Options are predominantly determined from broker quotes and are considered a level 2 fair value measurement. The following table presents the location and fair value of the Call Options at September 30, 2022 and December 31, 2021 (in thousands):

Location on Condensed Consolidated Balance Sheet	September 30, 2022(1)	December 31, 2021(2)
Prepaid expenses and other current assets (3)	$1,190	$—
Right-of-use assets and other noncurrent assets (3)	538	—
	$1,728	$—
_______________
(1)    Amounts are presented on a gross basis.
(2)    The Company did not have any derivative instruments at December 31, 2021.
(3)    The classification between current and noncurrent assets is based upon when the Call Options mature.
The Company has not designated the Call Options as a hedge under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within change in unrealized loss on natural gas derivatives within the Company's Condensed Consolidated Statements of Operations. The table below presents the changes in the fair value of the Call Options for the three and nine months ended September 30, 2022 as well as their net realized gains and losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
Changes in fair value of derivatives	2022	2021(1)	2022	2021(1)
Fair value of natural gas derivatives, beginning of period	$1,126	$—	$—	$—
Purchases of natural gas derivatives	—	—	2,241	—
Unrealized gains (losses) transferred to realized gains (losses), net	(324)	—	(540)	—
Change in unrealized gain on natural gas derivatives (2)	926	—	27	—
Fair value of natural gas derivatives, end of period	$1,728	$—	$1,728	$—
	Three Months Ended September 30,		Nine Months Ended September 30,
Realized gain (loss) from derivative instruments	2022	2021(1)	2022	2021(1)
Unrealized gains (losses) transferred to realized gains (losses), net	$(324)	$—	$(540)	$—
Derivative settlement payments received (2)	682	—	1,062	—
Realized gain (loss) from natural gas derivatives, net (3)	$358	$—	$522	$—
_______________
(1)    The Company did not have any derivative instruments at December 31, 2021.
(2)    Amounts are presented as their own separate line item within the Company's Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows.
(3)    Amounts are included within cost of LNG product on the Company's Condensed Consolidated Statement of Operations.
The Company may enter into forward sales contracts for the delivery of LNG to its customers. These contracts are not accounted for as derivatives, but accounted for under the normal purchase normal sales exclusion under U.S. GAAP and are not measured at fair value each reporting period.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The Company’s prepaid expenses and other current assets at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid LNG	$—	$92
Prepaid insurance	1,342	892
Prepaid supplier expenses	248	201
Fair value of derivatives, current	1,190	—
Deposits	287	243
Other	51	94
Total prepaid expenses and other current assets	$3,118	$1,522

6. ASSETS HELD FOR SALE AND PROPERTY, PLANT AND EQUIPMENT
Assets Held for Sale
During the quarter, the Company entered into an agreement to sell certain assets for $2.0 million. At September 30, 2022, the Company had received the funds; however, the purchaser had not taken delivery of the assets and they remain within the Company's custody as of the date of this Report, but are expected to be delivered to the purchaser during the fourth quarter 2022. The Company classified the assets as assets held for sale which are included as their own line item on the Company's Condensed Consolidated Balance Sheet at September 30, 2022. Proceeds received from the purchaser have been reported as investing activities within the Company's Condensed Consolidated Statement of Cash flows for the nine months ended September 30, 2022 and included within accrued liabilities on the Company's Condensed Consolidated Balance Sheet at September 30, 2022. The proceeds received from the sale equaled the carrying value of the assets. Accordingly, no impairment was recorded at September 30, 2022. At December 31, 2021, these assets were classified as construction in progress within property, plant and equipment. These assets did not meet the criteria for discontinued operations presentation.
Property, Plant and Equipment
The Company’s property, plant and equipment at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Liquefaction plants and systems	$47,606	$47,235
Real property and buildings	2,057	2,047
Vehicles and tanker trailers and equipment	51,168	49,905
Computer and office equipment	483	478
Construction in progress	408	1,495
Leasehold improvements	30	32
	101,752	101,192
Less: accumulated depreciation	(53,617)	(47,027)
	$48,135	$54,165
Depreciation expense totaled $2.1 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively, and $6.6 million and $6.7 million for the nine months ended September 30, 2022 and 2021, respectively, all of which is included in the Condensed Consolidated Statements of Operations as a separate line item.
7. INVESTMENT IN FOREIGN JOINT VENTURE
The Company holds a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), which owns 51%. The remaining 9% is owned by AA Energies, Inc. The Company made no sales to its joint venture during the three and nine months ended September 30, 2022 and 2021.

The tables below present a summary of BOMAY's assets and liabilities and equity at September 30, 2022 and December 31, 2021, and its operational results for the three and nine months ended September 30, 2022 and 2021 in U.S. dollars (in thousands, unaudited):

	September 30, 2022	December 31, 2021
Assets:
Total current assets	$75,220	$75,249
Total non-current assets	2,968	3,544
Total assets	$78,188	$78,793
Liabilities and equity:
Total liabilities	$49,469	$45,253
Total joint ventures’ equity	28,719	33,540
Total liabilities and equity	$78,188	$78,793

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$12,364	$10,040	$55,090	$43,261
Gross Profit	2,332	3,420	7,637	8,111
Earnings	430	688	2,573	2,923
The table below presents the components of our investment in BOMAY and a summary of the activity within those components for the nine months ended September 30, 2022 in U.S. dollars (in thousands, unaudited):

	Initial Investment at Merger (1), (2)	Undistributed Earnings	Cumulative Foreign Exchange Translation Adj	Investment in BOMAY
Balance at December 31, 2021	$9,333	$1,965	$1,027	$12,325
Equity in earnings	—	1,126	—	1,126
Less: dividend distributions	—	(1,550)	—	(1,550)
Foreign currency translation gain (loss)	—	—	(1,477)	(1,477)
Balance at September 30, 2022	$9,333	$1,541	$(450)	$10,424
_______________
(1)Accumulated statutory reserves in equity method investments of $2.7 million at September 30, 2022 and December 31, 2021 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”) regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.
(2)The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference is being accreted over eight years (the expected life of the joint venture). The Company's accretion during the nine months ended September 30, 2022 and 2021 both totaled approximately $96 thousand each, respectively, and is included in income from equity investment in foreign joint venture in the accompanying Condensed Consolidated Statement of Operations. The remaining basis difference, net of accumulated accretion at September 30, 2022 and December 31, 2021 is summarized in the following table (amounts in thousands):

	September 30, 2022	December 31, 2021
Original basis difference	$1,165	$1,165
Less accumulated accretion	(410)	(314)
Net remaining basis difference, net at end of period	$755	$851
In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment of our investment in BOMAY is necessary for the period ending September 30, 2022.
8. ACCRUED LIABILITIES
    The Company’s accrued liabilities at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Compensation and benefits	$2,526	$2,465
Professional fees	275	275
LNG fuel and transportation	6,969	2,788
Accrued interest	32	53
Customer deposits	6,821	—
Other taxes payable	394	476
Other accrued liabilities	172	260
Total accrued liabilities	$17,189	$6,317
9. DEBT
The Company’s carrying value of debt, net of debt issuance costs at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Secured term note, net of debt issuance costs	$8,640	$7,608
Secured promissory note - related party	3,022	3,603
Insurance and other notes payable	1,085	855
Less: amounts due within one year	(3,485)	(2,023)
Total long-term debt	$9,262	$10,043
Secured Term Note
On April 8, 2021, the Company entered into a loan agreement (the “Loan Agreement”) with AmeriState Bank (“Lender”), as lender, pursuant to the United States Department of Agriculture, Business & Industry Loan Program, to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “AmeriState Loan”), of which $9.0 million was drawn and outstanding as of September 30, 2022. The AmeriState Loan, which is in the form of a term loan facility, matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter. The AmeriState Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the AmeriState Loan.

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
Insurance and Other Notes Payable
The Company finances its annual commercial insurance premiums for its business and operations with a finance company. During the three and nine months ended September 30, 2022, the Company financed $1.4 million of insurance premiums with a short term note payable. The short term note payable requires monthly payments of principal and interest over ten months with interest at 5.75%. The Company's prior insurance note payable was paid in full August, 2022 and incurred interest of 3.95%. At September 30, 2022 and December 31, 2021, outstanding principal under the Company's insurance notes payable was $1.1 million and $0.9 million, respectively.
Interest Expense
During the three and nine months ended September 30, 2022 and 2021, the Company recorded interest expense on debt and capital lease as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Secured term note	$143	$117	$408	$176
Secured promissory note - related party	49	120	129	441
Insurance and other notes payable	5	—	23	7
Interest expense on debt	197	237	560	624
Other interest	2	2	6	6
Total interest expense	$199	$239	$566	$630
Certain of the agreements governing our outstanding debt have certain covenants with which we must comply. As of September 30, 2022, we were in compliance with all of these covenants.
Loan Forgiveness under the Paycheck Protection Program
In June 2021, the Company's loan pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) of $1.1 million (the “PPP Loan”) was forgiven by the Small Business Administration. The Company recognized a gain on forgiveness of debt in the amount of $1.1 million which is included in other income (expense) within our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.

10. RELATED PARTY TRANSACTIONS
Other Purchases and Sales
Applied Cryo Technologies, Inc. (“ACT”), is a company that was owned 51% by Crenshaw Family Holdings, LP (“Crenshaw Family Holdings”). Crenshaw Family Holdings sold its interest in ACT on November 22, 2021. During the three and nine months ended September 30, 2021, the Company purchased from ACT $32 thousand and $0.5 million for equipment, repairs and services, respectively. The Company had $29 thousand of sales to ACT during the three and nine months ended September 30, 2021. At December 31, 2021, the Company had $18 thousand due from ACT included in accounts receivable on the Condensed Consolidated Balance Sheets and $23 thousand due to ACT included in accounts payable on the Condensed Consolidated Balance Sheets.
The Company purchases supplies and services from a subsidiary of The Modern Group. Casey Crenshaw is the beneficial owner of 25% of The Modern Group and is deemed to jointly control The Modern Group with family members. The Company made purchases of supplies and services from a subsidiary of The Modern Group totaling $38 thousand and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. The Company had no sales to The Modern Group during either the three or nine months ended September 30, 2022, and had sales of $13 thousand during the three and nine months ended September 30, 2021. The Company had no receivable due from The Modern Group at September 30, 2022 or December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company had $0.1 million and $0.8 million, respectively, due to a subsidiary of The Modern Group included in accounts payable on the Condensed Consolidated Balance Sheets.
Chart E&C beneficially owns 8.0% of our outstanding common stock at September 30, 2022, and was party to a Secured Term Note Payable with the Company prior to its repayment by the Company during 2021. The Company purchases services from Chart E&C. The Company made purchases from Chart E&C of $0.0 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and purchases also totaled $0.1 million and $0.1 million during the nine months ended September 30, 2022 and 2021, respectively. The Company had no receivable due from Chart at September 30, 2022 or December 31, 2021. As of September 30, 2022 the Company had no amounts due to Chart E&C. At December 31, 2021, the Company had $0.2 million due to Chart E&C included in accounts payable on the Condensed Consolidated Balance Sheets.
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
During the nine months ended September 30, 2022, the Company issued 500,000 shares of common stock, to its former chief executive officer pursuant to the terms of his separation and release agreement. The restricted stock units (RSU's) were expensed during the third quarter 2021. In addition, during the nine months ended September 30, 2022, 212,337 shares of common stock were issued to other employees upon vesting of RSU's issued under the Company's long term incentive plan.
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
Stock-Based Compensation and Awards

During the nine months ended September 30, 2022, the Company issued a total of 40,764 RSU’s and 774,505 stock options pursuant to the Amended and Restated Plan. The RSU’s were valued at $0.2 million based upon the closing price of $4.11 on the date of grant and will vest over three years. The Company has estimated the value of the options issued using a valuation model. The full aggregate fair value determined was $1.5 million using observable inputs from trading values of the Company's shares of stock. Assumptions used in determining the valuation of the options included the following:
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
•Volatility of approximately 58%.
The Company includes stock compensation expense within general and administrative expenses in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2022 and 2021, the Company recognized $1.7 million and $2.7 million of stock compensation expense, respectively. As of September 30, 2022, the Company had $1.1 million of unrecognized compensation costs related to 247,607 outstanding RSUs which are expected to be recognized over a weighted average period of less than one year and $3.3 million of unrecognized compensation costs related to 2,074,505 outstanding options which are expected to be recognized over a weighted average period of less than three years. All RSU's and options are expected to vest.

13. NET INCOME (LOSS) PER SHARE
The calculation of net income (loss) per common share including the number of shares for both basic and diluted net income (loss) per share is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic weighted average number of common shares outstanding	18,324,534	17,578,653	18,256,587	17,202,631
Dilutive securities (1),(2)	272,074	—	—	—
Total shares including dilutive securities	18,596,608	17,578,653	18,256,587	17,202,631

Net income (loss) from continuing operations	$1,024	$(4,581)	$(1,410)	$(5,326)
Loss from discontinued operations, net of tax	(1,301)	(44)	(1,441)	(128)
Net loss	$(277)	$(4,625)	$(2,851)	$(5,454)

Basic income (loss) per common share:
Basic income (loss) per common share from continuing operations	$0.06	$(0.26)	$(0.08)	$(0.31)
Basic loss per common share from discontinued operations	(0.07)	—	(0.08)	(0.01)
Basic net loss per common share	(0.02)	(0.26)	(0.16)	(0.32)
.
Diluted income (loss) per common share:
Diluted income (loss) per common share from continuing operations	$0.06	$(0.26)	$(0.08)	$(0.31)
Diluted loss per common share from discontinued operations	(0.07)	—	(0.08)	(0.01)
Diluted net loss per common share	(0.01)	(0.26)	(0.16)	(0.32)
_______________
(1)Dilutive securities include shares of unvested RSUs and stock options with exercise prices below the share price (in-the-money options) at September 30, 2022. The number of dilutive stock options is calculated under the treasury stock method which assumes proceeds received from the exercise of the options would be used to buy back shares of the Company's common stock at the market price. Excluded from the number of dilutive shares are 600,391 in-the-money options that could be repurchased under the treasury method and 1,300,000 options, with exercise prices in excess of the market price (out-of -the-money options) at September 30, 2022.
(2)The Company had no dilutive securities for the three months ended September 30, 2021 or for the nine months ended September 30, 2022 and 2021 since the Company incurred net losses for both continuing and discontinued operations for these periods and inclusion would be antidilutive.

14. SUPPLEMENTAL CASH FLOW INFORMATION
The Company's supplemental disclosure of cash flow information for the nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Nine Months Ended September 30,
Supplemental Disclosure of Cash Flow Information:	2022	2021
Interest paid	$635	$380
Income taxes paid	29	169
Significant non-cash investing and financing activities:
Common stock issued to acquire fixed assets	$—	$3,795
Equipment acquired from issuance of note payable	359	—
Acquisition of fixed assets included within accounts payable	565	—
Fixed assets transferred to assets held for sale	1,841	—
Equipment acquired under capital leases	—	104
Insurance premium financing	1,203	1,278
15. SUBSEQUENT EVENTS
On October 31, 2022, the Company entered into a sales agreement and closed on the sale of its Brazil Operations to the general manager of the Brazil Operations for approximately $0.9 million consisting of a cash payment of $0.2 million and a note receivable due in annual installments of $0.1 million, $0.1 million, $0.2 million and $0.3 million over the next four years. The Company does not expect to record a gain or loss on the sale due to the impairment loss recorded during the three and nine months ended September 30, 2022, in discontinued operations. See further discussion in Note 2 regarding the Company's decision to exit its Brazil Operations.

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
Overview
Stabilis Solutions, Inc. and its subsidiaries is an energy transition company that provides turnkey clean energy production, storage, transportation and fueling solutions primarily using liquefied natural gas (“LNG”) to multiple end markets across North America. We provide LNG solutions to customers in diverse end markets, including aerospace, agriculture, energy, industrial, marine bunkering, mining, pipeline, remote clean power and utility markets. LNG can be used to deliver natural gas to locations where pipeline service is not available, has been interrupted, or needs to be supplemented. Our customers use LNG as a partner fuel for renewable energy, and as a cleaner alternative to traditional fuel sources, such as distillate fuel oil (including diesel fuel and other fuel oils) and propane, among others to provide both environmental and economic benefits. We believe that these alternative fuel markets are large and provide significant opportunities for LNG substitution.
We believe that LNG as well as other clean energy solutions will provide an important balance between environmental sustainability, security and accessibility, and economic viability when compared to both renewables and other traditional hydrocarbon-based fuels and will play a key role in the energy transition.
Our LNG operations generate revenue by selling and delivering LNG to our customers, renting cryogenic equipment and providing engineering and field support services. We sell our products and services separately or as a bundle depending on the customer’s needs. LNG pricing depends on market pricing for natural gas and competing fuel sources (such as diesel, fuel oil, and propane among others), as well as the customer’s purchased volume, contract duration and credit profile. Stabilis’ customers use LNG for fuel in their operations for multiple reasons, including lower and more stable fuel costs, reduced environmental emissions, and improved operating performance.
LNG Production and Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers,” which convert natural gas into LNG through a purification and multiple stage cooling process. We currently own and operate a liquefier that can produce up to 100,000 LNG gallons per day in George West, Texas and a liquefier that can produce up to 30,000 LNG gallons per day in Port Allen, Louisiana, which was purchased on June 1, 2021. We also purchase LNG from third-party production sources which allows us to support customers in markets where we do not own liquefiers. We make the determination of LNG and transportation supply sources based on the cost of LNG, the transportation cost to deliver to regional customer locations, and the reliability of the supply source.
Transportation and Logistics Services—Stabilis offers our customers a “virtual natural gas pipeline” by providing turnkey LNG transportation and logistics services in North America. We deliver LNG to our customers’ work sites from both our own production facilities and our network of third-party production sources located throughout North America. We own a fleet of cryogenic trailers to transport and deliver LNG. We also outsource similar equipment and transportation services from qualified third-party providers as required to support our customer base.
Cryogenic Equipment Rental—Stabilis owns and operates a rental fleet of mobile LNG storage and vaporization assets, including: transportation trailers, electric and gas-fired vaporizers, ambient vaporizers, storage tanks, and mobile vehicle fuelers. We also own several stationary storage and regasification assets. We believe this is one of the largest fleets of small-scale LNG equipment in North America. Our fleet consists primarily of trailer-mounted mobile assets, making delivery to and between customer locations more efficient. We deploy these assets on job sites to provide our customers with the equipment required to transport, store, and consume LNG in their operations.
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

Biofuels and Hydrogen—We believe that our technical expertise, production, transportation and storage asset capabilities are favorable for other alternative fuels, such as renewable natural gas, synthetic natural gas and hydrogen.
Additionally, we build power and control systems for the energy industry in China through our 40% interest in our Chinese joint venture, BOMAY Electric Industries, Inc (“BOMAY”).
Inflationary Pressures:
We continue to experience inflationary pressures for increasing costs for natural gas, liquefaction and transportation at least for the near-term. While we pass a significant portion of the cost of natural gas and transportation on to our customers, we are not able to pass through all costs which has resulted in margin pressure. Recent global events, which include Russia’s invasion of Ukraine, are exacerbating these trends. The ultimate extent and effects of recent events are difficult to estimate, but we expect them to continue to place pressure on the price of natural gas in the near-term. For a more complete discussion of the risks we encounter in our business, please refer to Risk Factors in Part I, Item 1A of the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2022 and Part II, Item 1A of the Company's Quarterly Reports on Form 10-Q filed with the SEC on May 5, 2022 and August 11, 2022.
Recent Developments:
U.S. Department of Energy ("DOE") Approval to Export LNG
During the quarter, Stabilis received authorization from the DOE to export domestically produced LNG to all free trade and non-free trade countries, including Asian, European, and Latin American importing nations for up to 51.75 billion cubic feet per year. The authorization is for a term of 28 years. Stabilis did not make any exports under this approval during the quarter.
Sale of Brazil Operations and Discontinued Operations
At September 30, 2022, the Company determined that it would exit its Brazil Operations. This decision resulted in discontinued operations presentation for its Brazil Operations and an impairment charge of $1.3 million measured as the estimated fair value of $0.9 million (calculated as the estimated net proceeds that would be received in an orderly and timely sale of the operations) less the carrying value of the Brazil net assets at September 30, 2022. On October 31, 2022, the Company entered into a sales agreement and closed on the sale of its Brazil Operations to its Brazil management team for approximately $.9 million See also Notes 2 and 15 in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company's discontinued operations and sale of the Brazil Operations.

Results of Operations
The Company supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG. The anticipated sale of the Brazil Operations represent all of the revenue and expenses previously reported within the Company's Power Delivery segment with the exception of the Company's equity method investment in BOMAY. Further, the Company also believes that the decision to exit the Brazil Operations at September 30, 2022 meets the criteria to be reported as discontinued operations. As a result, the Company believes that it has one reporting segment and the operating results presented in the tables below have been recast to separately present the revenues and expenses related to the Brazil Operations as discontinued operations for all periods presented.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The comparative tables below reflect our consolidated operating results for the three months ended September 30, 2022 (the “Current Quarter”) as compared to the three months ended September 30, 2021 (the “Prior Year Quarter”) (unaudited, amounts in thousands, except for percentages). Corporate allocations of $0.1 million previously reported within the Company's Power Delivery Segment have been reclassified to continuing operations for the Prior year Quarter and $0.5 million for the Prior Year Quarter was reclassified from selling, general and administrative expense to costs of rental, service and other in the table below to conform to current period presentation.

	Three Months Ended September 30,		$ Change	% Change
	2022	2021
Revenues:
Revenues	25,819	17,779	8,040	45.2%
Operating expenses:
Cost of revenues	19,904	14,369	5,535	38.5
Change in unrealized gain on natural gas derivatives	(926)	—	(926)	n/a
Selling, general and administrative expenses	3,658	5,286	(1,628)	(30.8)
Gain from disposal of fixed assets	46	—	46	n/a
Depreciation expense	2,115	2,284	(169)	(7.4)
Impairment of right-of-use lease asset	—	376	(376)	(100.0)
Total operating expenses	24,797	22,315	2,482	11.1
Income (loss) from operations before equity income	1,022	(4,536)	5,558	122.5
Net equity income from foreign joint venture operations	114	246	(132)	(53.7)
Income (loss) from operations	1,136	(4,290)	5,426	126.5
Other income (expense):
Interest expense, net	(150)	(119)	(31)	(26.1)
Interest expense, net - related parties	(49)	(120)	71	59.2
Other income (expense)	(28)	37	(65)	n/a
Total other income (expense)	(227)	(202)	(25)	n/a
Net income (loss) from continuing operations before income tax expense	909	(4,492)	5,401	120.2
Income tax (benefit) expense	(115)	89	(204)	(229.2)
Net income (loss) from continuing operations	1,024	(4,581)	5,605	122.4
Loss from discontinued operations, net of tax	(1,301)	(44)	(1,257)	n/a
Net loss	$(277)	$(4,625)	$4,348	94.0

Revenues
During the Current Quarter, revenues increased $8.0 million, or 45%, compared to the Prior Year Quarter related to an increase in LNG product revenue of $7.2 million and an increase in rental, service and other revenue of $0.8 million. The increase in LNG product revenue was primarily related to:
•Additional LNG gallons delivered during the Current Quarter compared to the Prior Year Quarter;
•Increased natural gas prices during the Current Quarter compared to the Prior Year Quarter; and
•Increased pricing charged to our customers in response to increased costs from inflationary pressures.
The increase in rental, service and other revenue related to additional projects (primarily for marine bunkering) with equipment and increased labor revenues.
Operating Expenses
Costs of revenues. Cost of revenues increased $5.5 million, or 39%. due to an increase in the cost of LNG product of $4.8 million and an increase in the costs of rental, service and other of $0.7 million in the Current Quarter compared to the Prior Year Quarter. The increased costs related to LNG product were attributable to:
•Additional LNG gallons delivered during the Current Quarter compared to the Prior Year Quarter;
•Increased natural gas prices during the Current Quarter compared to the Prior Year Quarter;
•Inflationary pressures, including increased transportation costs and increased liquefaction costs; and
•Increased electricity prices, particularly in Texas and Louisiana due to higher than average temperatures.
As a percentage of LNG product revenue, these costs decreased from 83% in the Prior Year Quarter to 74% in the Current Quarter. The decrease is primarily due to increased pricing charged to our customers. The increase in the costs of rental, service and other was primarily due to additional projects (primarily for marine bunkering) and increased costs for rental equipment to service additional contracts and increased service personnel to support increased services work.
Change in unrealized gain on natural gas derivatives. The Company incurred an unrealized gain of $0.9 million in the Current Quarter on its natural gas derivatives. The unrealized gain was due to higher future natural gas prices at September 30, 2022 as compared to June 30, 2022. The Company had no derivatives in the Prior Year Quarter. See also Note 4 in the Notes to the Condensed Consolidated Financial Statements for a further discussion of our derivatives.
Selling, general and administrative expenses. Selling, general and administrative expense decreased $1.6 million, or 31%, during the Current Quarter compared to the Prior Year Quarter. During the Prior Year Quarter, we recorded $2.2 million for the immediate vesting of restricted common stock related to our executive transition occurring in the Prior Year Quarter in addition to $0.8 million in severance and legal costs. Savings from the non-recurrence of these Prior Year Quarter expenses were partially offset during the Current Quarter by higher stock-based compensation expenses and increased compensation related to additional headcount to support our operations.
Gain from disposal of fixed assets. There were no significant gains or losses from disposal of fixed assets in either the Current Quarter or the Prior Year Quarter.
Depreciation. Depreciation expense decreased 7% during the Current Quarter as compared to the Prior Year Quarter due to assets reaching the end of their depreciable lives.
Net equity income from foreign joint venture operations. Income from investments the Company's foreign joint venture decreased $0.1 million during the Current Quarter due to supply chain challenges as well as foreign exchange losses resulting from a strong U.S. dollar compared to the Prior Year Quarter.
Interest expense, net. Interest expense increased $31 thousand during the Current Quarter as compared to the Prior Year Quarter primarily related to interest on additional borrowings from the Company's loan with AmeriState Bank.
Interest expense, net - related parties. Related party interest expense decreased $0.1 million during the Current Quarter as compared to the Prior Year Quarter primarily related to repayment of related party debt and due to amendments to the M/G Finance note payable which lowered the interest rate from 12% to 6%.

Other income (expense). Other expense was $28 thousand during the Current Quarter compared to other income of $37 thousand in the Prior Year Quarter.
Income tax expense. The Company incurred a state and foreign income tax benefit of $0.1 million during the Current Quarter compared to a state and foreign income tax expense of $0.1 million during the Prior Year Quarter. No U.S. federal income tax benefit was recorded for the Current Quarter or Prior Year Quarter as any net U.S. deferred tax assets generated from operating losses were offset by a change in the Company's valuation allowance on net deferred tax assets.
Discontinued Operations. Operating loss from discontinued operations, net of tax was $1.3 million and $44 thousand for the Current Quarter and the Prior Year Quarter, respectively. The Current Quarter operating loss from discontinued operations increased in the Current Quarter compared to the Prior Year Quarter due to the impairment of $1.3 million recorded as a result of the anticipated sale of the Brazil Operations. See Note 2 in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company's discontinued operations.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table reflects line items from the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022 (the “Current Year”) as compared to the nine months ended September 30, 2021 (the “Prior Year”) (unaudited, amounts in thousands, except for percentages). Corporate allocations of $0.6 million previously reported within the Company's Power Delivery Segment have been reclassified to continuing operations for the Prior Year and $1.5 million for the Prior Year was reclassified from selling, general and administrative expense to costs of rental, service and other, and $0.3 million was reclassified from costs of LNG product to costs of rental, service and other to conform to current period presentation.

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
Revenues:
Revenues	69,236	48,291	20,945	43.4%
Operating expenses:
Cost of revenues	54,945	37,301	17,644	47.3
Change in unrealized gain on natural gas derivatives	(27)	—	(27)	n/a
Selling, general and administrative expenses	9,643	10,558	(915)	(8.7)
Gain from disposal of fixed assets	(34)	(24)	(10)	(41.7)
Depreciation expense	6,589	6,653	(64)	(1.0)
Impairment of right-of-use lease asset	—	376	(376)	(100.0)
Total operating expenses	71,116	54,864	16,252	29.6
Loss from operations before equity income	(1,880)	(6,573)	4,693	71.4
Net equity income from foreign joint venture operations	887	1,075	(188)	(17.5)
Loss from operations	(993)	(5,498)	4,505	81.9
Other income (expense):
Interest expense, net	(437)	(189)	(248)	(131.2)
Interest expense, net - related parties	(129)	(441)	312	70.7
Other income (expense)	(99)	1,031	(1,130)	n/a
Total other income (expense)	(665)	401	(1,066)	n/a
Net loss from continuing operations before income tax expense	(1,658)	(5,097)	3,439	(67.5)
Income tax (benefit) expense	(248)	229	(477)	(208.3)
Loss from continuing operations	(1,410)	(5,326)	3,916	73.5
Loss from discontinued operations, net of tax	(1,441)	(128)	(1,313)	n/a
Net loss	$(2,851)	$(5,454)	$2,603	47.7

Revenues
During the Current Year, revenues increased $20.9 million, or 43%, due to increased LNG product revenue of $20.8 million and increased rental, service and other revenue of $0.1 million compared to the Prior Year. The increase in LNG product revenue was primarily due to:
•Additional LNG gallons delivered during the Current Year compared to the Prior Year;
•Increased natural gas prices compared to the Prior Year; and
•Increased pricing charged to our customers.
The increase in rental, service and other revenue was primarily due to additional projects (primarily for marine bunkering) with additional equipment and labor revenues compared to the Prior Year.
Operating Expenses
Cost of revenues. Cost of revenues increased $17.6 million, or 47%, in the Current Year compared to the Prior Year due to and increase in the cost of LNG product of $16.5 million and an increase in the cost of rental, service and other revenue of $1.1 million. The increase in the cost of LNG product was due to:
•Additional LNG gallons delivered during the Current Year compared to the Prior Year;
•Increased natural gas prices during the Current Year compared to the Prior Year;
•Inflationary pressures including increased transportation costs and increased liquefaction costs; and
•Increased electricity prices, particularly in Texas and Louisiana due to higher than average temperatures.
As a percentage of LNG product revenue, these costs decreased from 79% in the Prior Year to 78% in the Current Year. The decrease is primarily due to increased pricing charged to our customers. The increase in cost of rental, service, and other was primarily due to additional projects (primarily for marine bunkering) and increased costs for rental equipment to service additional contracts and increased service personnel to support increased services work.
Change in unrealized gain on natural gas derivatives. We incurred an unrealized gain of $27 thousand in the Current Year on our natural gas derivatives. The unrealized gain was due to higher future natural gas prices at September 30, 2022 as compared to the time of purchase of the derivatives. We had no derivatives in the Prior Year. See Note 4 in the Notes to Condensed Consolidated Financial Statements for a further discussion of our derivatives.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.9 million or 9% in the Current Year compared to the Prior Year. During the Prior Year, we recorded $2.2 million for the immediate vesting of restricted common stock related to our executive transition occurring in the Prior Year in addition to $0.8 million in severance and legal costs. Savings from the non-recurrence of these Prior Year expenses were partially offset during the Current Year by higher stock-based compensation expenses and increased compensation related to additional headcount to support our operations.
Gain from disposal of fixed assets. There were no significant gains or losses from disposal of fixed assets in either the Current Year or the Prior Year.
Depreciation. Depreciation expense decreased $0.1 million in the Current Year compared to the Prior Year primarily due to assets reaching the end of their depreciable lives.
Net equity income from foreign joint venture operations. Income from investments in the Company's foreign joint venture decreased $0.2 million during the Current Year compared to the Prior Year primarily due to supply chain challenges as well as foreign exchange losses resulting from a strong U.S. dollar compared to the Prior Year.
Other Income (Expense)
Interest expense, net. Interest expense increased $0.2 million during the Current Year as compared to the Prior Year primarily related to interest on the additional funding of the Company's loan with AmeriState Bank.
Interest expense, net - related parties. Related party interest expense decreased $0.3 million during the Current Year compared to the Prior Year primarily related to repayment of related party debt and due to amendments to the M/G Finance note payable which lowered the interest rate from 12% to 6%.

Other Income (Expense). Other expense was $0.1 million during the Current Year compared to other income of $1.0 million in the Prior Year due to Paycheck Protection Program loan forgiveness of $1.1 million recognized in the Prior Year.
Income tax (benefit) expense. The Company incurred an income tax benefit in the Current Year of $0.2 million compared to income tax expense of $0.2 million in the Prior Year. The benefit in the Current Year was due to a favorable income tax result upon filing the Mexico income tax return. No U.S. federal income tax benefit was recorded for the Current Year or Prior Year as any net U.S. deferred tax assets generated from operating losses were offset by a change in the Company's valuation allowance on net deferred tax assets.
Discontinued Operations. Operating loss from discontinued operations was $1.4 million and $0.1 million for the Current Year and the Prior Year, respectively. The Current Year operating loss from discontinued operations increased compared to the Prior Year due to the impairment of $1.3 million recorded as a result of the anticipated sale of the Brazil Operations. See Note 2 in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company's discontinued operations.
Liquidity and Capital Resources
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, proceeds received from borrowings under our AmeriState Loan, and distributions from our BOMAY joint venture. In prior years, the Company also obtained equipment financing from M/G Finance, a related party. During the Current Year, our principal sources of liquidity were cash provided by our operations, cash generated from sales of assets and deposits received from customers. We have used cash flows generated from operations to invest in fixed assets and increased working capital to support growth as well as to pay interest and principal amounts outstanding under our debt borrowings. The Company's decision to exit its Brazil Operations is not anticipated to adversely impact the Company's future cash flows.
As of September 30, 2022, we had $11.1 million in cash and cash equivalents on hand and 13.1 million in outstanding debt (net of debt issuance costs) and lease obligations (of which $3.6 million is due in the next twelve months). The Company has a $10.0 million loan facility with $1.0 million available for future draws under the loan facility at September 30, 2022. The Company has also filed a shelf registration statement (described below) which provides the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions.
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

Cash Flows
Cash flows provided by (used in) our operating, investing and financing activities are summarized below (unaudited, in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$11,538	$5,429
Investing activities	69	(6,690)
Financing activities	(1,422)	2,451
Effect of exchange rate changes on cash	7	(76)
Net increase in cash and cash equivalents	$10,192	$1,114
Operating Activities
Net cash provided by operating activities totaled $11.5 million for the nine months ended September 30, 2022 compared to $5.4 million for the same period in 2021. The increase in net cash provided by operating activities of $6.1 million as compared to the Prior Year was primarily attributable to deposits received from customers and improved profitability in the Current Year when excluding the impacts of non-cash expenses and gains included in net loss such as depreciation, stock-based compensation, unrealized loss on natural gas derivatives and gain on extinguishment of debt compared to the Prior Year.
Investing Activities
Net cash provided by investing activities totaled $0.1 million for the nine months ended September 30, 2022 compared to cash used of $6.7 million for the nine months ended September 30, 2021. The decrease in net cash used in the Current Year was primarily due to the acquisition of our Port Allen liquefaction facility on June 1, 2021, which included $5.0 million in cash paid. Additionally, proceeds of $2.0 million were received for assets held for sale during 2022.
Financing Activities
Net cash used in financing activities totaled $1.4 million for the nine months ended September 30, 2022, compared to net cash provided by financing activities totaling $2.5 million for the Prior Year primarily from proceeds received from borrowings under the AmeriState Loan of $7.0 million, partially offset by repayments of debt.
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
Capital expenditures for the nine months ended September 30, 2022 were $1.7 million and primarily related to capital expenditures for our operations in Mexico and the addition of rolling stock and replacement assets. The Company had open purchase orders of approximately $1.5 - $2.0 million at September 30, 2022 for capital expenditures over the next twelve months.
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
Off-Balance Sheet Arrangements
As of September 30, 2022, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
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
There have been no significant changes in the Company's "Critical Accounting Policies and Estimates" during the three and nine months ended September 30, 2022 from those disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 10, 2022.
New Accounting Standards
See Note 1 to the Notes to Condensed Consolidated Financial Statements included elsewhere in this report for information on new accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As a “smaller reporting company,” the Company is not required to provide this information.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2022.
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
ITEM 1A. RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022 (“Form 10-K”) and Part II, "Item 1A. Risk Factors" of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 5, 2022 (the "First Quarter Form 10-Q"), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. During the three months ended September 30, 2022, there have been no material changes in our risk factors disclosed in our 2021 Form 10-K and our First Quarter Form 10-Q.
ITEM 5. OTHER INFORMATION.
On October 31, 2022, the Company entered into a sales agreement and closed on the sale of its Brazil Operations to the general manager of the Brazil Operations for approximately $0.9 million consisting of a cash payment of $0.2 million and a note receivable due in annual installments of $0.1 million, $0.1 million, $0.2 million and $0.3 million over the next four years. The Company does not expect to record a gain or loss on the sale due to the impairment loss recorded during the three and nine months ended September 30, 2022, in discontinued operations. See further discussion in Notes 2 and 15 of the Notes to Condensed Consolidated Financial Statements regarding the Company's decision to exit its Brazil Operations.

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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to Registrant's Annual Report on Form 10-K filed March 10, 2022)

4.6
Registration Rights Agreement, dated June 1, 2021, among TGB Equipment Leasing, LLC and Stabilis (Incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed on August 5, 2021)

31.1	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	*Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101	* Interactive XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)

104	* Cover Page Interactive Data File (formatted as XBRL and contained in Exhibit 101).
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2022

STABILIS SOLUTIONS, INC.

By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)