Form 10-K
period 2022-12-31
Stabilis Solutions, Inc.
filed 2023-03-09
CIK 1043186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2022 was $19,322,795 based on the closing sale price, as reported by The Nasdaq Stock Market LLC.
As of March 9, 2023, there were 18,433,655 outstanding shares of our common stock, par value $.001 per share.
Documents Incorporated by Reference: None

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This document includes statements that constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks and uncertainties and other factors. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, pending legal and regulatory proceedings and claims, including environmental matters, future economic performance, operating income, cost savings, and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan” or similar expressions. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessary estimates reflecting the best judgment of senior management, not guarantees of future performance. Many of the factors that impact forward-looking statements are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors as further described in Part I. “Item 1A. Risk Factors” in this document.
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

PART I
ITEM 1. BUSINESS
OVERVIEW
Our Company
Stabilis Solutions, Inc. and its subsidiaries (the “Company”, “Stabilis”, “our”, “us” or “we”) is an energy transition company that provides turnkey clean energy production, storage, transportation and fueling solutions primarily using liquefied natural gas (“LNG”) to multiple end markets. We have safely delivered over 420 million gallons of LNG through more than 43,000 truck deliveries during our 18-year operating history, which we believe makes us one of the largest and most experienced small-scale LNG providers in North America. We define “small-scale” LNG production to include liquefiers that produce less than 1.0 million LNG gallons per day and “small-scale” LNG distribution to include distribution by trailer or tank container up to 10,000 LNG gallons or marine vessels that carry less than 8.0 million LNG gallons (30,000 cubic meters of LNG). The Company provides LNG solutions to customers in diverse end markets, including aerospace, agriculture, energy, industrial, marine bunkering, mining, pipeline, remote power and utility markets.
The Company also builds power and control systems for the energy industry in China through its 40% owned Chinese joint venture, BOMAY Electric Industries, Inc (“BOMAY”). BOMAY is accounted for as an equity investment.
Our Industry
LNG can be used to deliver natural gas to locations where pipeline service is unavailable, has been interrupted, or needs to be supplemented. LNG can also be used to replace a variety of alternative fuels, including distillate fuel oil and propane, among others, to provide environmental and economic benefits. Increasingly, LNG is being utilized as a transportation fuel in the marine industry and as a propellant in the private rocket launch sector. We believe that these fuel markets are large and provide significant opportunities for LNG usage.
We believe that LNG as well as other clean energy solutions will provide an important balance between environmental sustainability, security and accessibility, and economic viability when compared to both renewables and other traditional hydrocarbon-based fuels and will play a key role in the energy transition.
OUR BUSINESS
The Company generates revenue by selling and delivering LNG to our customers, renting cryogenic equipment and providing engineering and field support services. We sell our products and services separately or as a bundle depending on the customer’s needs. Pricing depends on market pricing for natural gas and competing fuel sources (such as diesel, fuel oil, and propane among others), as well as the customer’s purchased volume, contract duration and credit profile.
LNG Production and Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers,” which convert natural gas into LNG through a purification and multiple stage cooling process. We currently own and operate a liquefier that can produce up to 100,000 LNG gallons per day in George West, Texas and a liquefier that can produce up to 30,000 LNG gallons per day in Port Allen, Louisiana. We also purchase LNG from third-party production sources which allows us to support customers in markets where we do not own liquefiers. We make the determination of LNG and transportation supply sources based on the cost of LNG, the transportation cost to deliver to regional customer locations, and the reliability of the supply source.
Transportation and Logistics Services—Stabilis offers its customers a “virtual natural gas pipeline” by providing turnkey LNG transportation and logistics services in North America. We deliver LNG to our customers’ work sites from both our own production facilities and our network of approximately 30 third-party production sources located throughout North America. We own a fleet of cryogenic trailers to transport and deliver LNG. We also outsource similar equipment and transportation services for LNG from qualified third-party providers as required to support our customer base.
Cryogenic Equipment Rental—Stabilis operates a fleet of approximately 205 mobile LNG storage and vaporization assets, including: transportation trailers, electric and gas-fired vaporizers, ambient vaporizers, storage tanks, and mobile vehicle fuelers. We also own several stationary storage and regasification assets. We believe this is one of the largest fleets of small-scale LNG equipment in North America. Our fleet consists primarily of trailer-mounted mobile assets, making delivery to and between customer locations more efficient. We deploy these assets on job sites to provide our customers with the equipment required to transport, store, and consume LNG in their fueling operations. Our equipment is designed specifically for use in small-scale LNG applications and includes the safety and operational features that our customers and our regulators require.

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
Stabilis believes that our extensive operating experience positions us to be a leader in the North American small-scale LNG markets. We plan to leverage this experience to grow our business by investing in new production and distribution assets throughout North America.
Market for Small-Scale LNG in North America
LNG can serve as a partner fuel for renewable energy sources and provides an important balance between environmental sustainability, security and access, and economic viability as a source of fuel. LNG can also be used to deliver natural gas to locations where pipeline service is unavailable, has been interrupted, or needs to be supplemented and to replace a variety of other carbon-based fuels. We believe that the current and future markets for LNG are significant and will continue to grow for a number of years.
We believe that the following factors could drive significant small-scale LNG market growth in North America over the next decade:
New and Expanding Markets for LNG such as Marine Bunkering and Rocket Propulsion. Demand for LNG as a marine fuel continues to grow. While LNG bunkering infrastructure is more developed in other regions such as Europe, there is limited LNG bunkering infrastructure currently available in the U.S. The marine industry is expected to drive additional demand for domestically produced LNG in the coming years. Additionally, liquefied methane is increasingly becoming the fuel of choice for reusable rocket propulsion systems due to its higher energy density, reduced risk of explosion and ease and cost to produce. The commercial satellite industry is expected to drive a significant increase in launches and demand for liquid methane in the form of LNG to support this growth.
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

ULSD, Propane & LNG pricing- December 31, 2012 to December 31, 2022

38.00
33.00
28.00
23.00
18.00
13.00
8.00
3.00
(2.00)
$ per MMBTU
Data Source: EIA.gov; Mount Belvieu propane pricing; LA Harbor ULSD pricing; National Henry Hub Average U.S. Citygate NG Pricing
Dec-12
Jun-13
Dec-13
Jun-14
Dec-14
Jun-15
Dec-15
Jun-16
Dec-16
Jun-17
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
DATE
Propane
ULSD
LNG
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
Our Customers
Stabilis serves customers in a variety of end markets, including aerospace, agriculture, energy, industrial, marine bunkering, mining, pipeline, remote power and utility markets within North America. We believe these customer markets are well suited to use LNG because they consume relatively high volumes of fuel, operate in mobile, temporary or off-pipeline locations, have limited access to alternative fuel sources, and/or are facing increasingly stringent emissions or other environmental requirements. We currently serve approximately 50 customers. For the year ended December 31, 2022, Aggreko Plc and Minera Penmont each accounted for more than 10% of our revenues. During such period, no other purchaser accounted for 10% or more of our revenue.
Aerospace. The Aerospace industry utilizes LNG as a propellant for rocket propulsion systems and LNG provides an economical, clean burning, and easily stored fuel for rockets engines. Aerospace firms may also utilize LNG for power generation at remote facilities. Consumption of LNG at aerospace facilities vary significantly by project type.

Agriculture. The Agriculture industry utilizes LNG to power high horsepower engines and also when food processing utilizes heat such as in drying operations as LNG has a clean and consistent burn that makes heating operations more predictable.
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
Pipeline and Utilities. LNG usage in utility and pipeline applications varies by project type. North America has an expansive network of pipelines that, based on age and increasingly more stringent regulations, require routine testing and maintenance. During such events LNG fueling solutions can provide flow assurance to address natural gas supply interruptions during pipeline hydrostatic testing, repairs, gas distribution system curtailments, or unplanned outages. Such solutions can also provide a bridge for large industrial or utility customers before permanent pipelines are installed. LNG is becoming more predominant in regions where natural gas demand is growing and utilities and pipelines are required to continue to meet critical peak gas demand. LNG can provide an economic solution to support these supply requirements during peak weather conditions, gas curtailments and/or pipeline repairs. In addition, utilities and other power providers can also utilize LNG to provide clean distributed power when access to an electrical grid is limited, additional power is needed during times of peak load, or power infrastructure is damaged due to storms such as hurricanes or wildfires.
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
Demonstrated ability to execute LNG projects safely and cost effectively. Stabilis has produced and delivered over 420 million gallons of LNG to our customers throughout our 18-year operating history. Our experience includes building and operating LNG production facilities, delivering LNG from third-party sources to our customers, and designing and executing a wide-variety of turnkey LNG fueling solutions for our customers using our cryogenic equipment fleet supported by our field service team. We have experience serving customers in multiple end markets including aerospace, industrial, utilities and pipelines, mining, energy, remote clean power, and transportation. We also have experience exporting LNG to Mexico and Canada. Finally, we believe our team is among the most experienced in the small-scale LNG industry. We believe that we can leverage this proven LNG execution experience to grow our business in existing markets and expand our business into new markets.
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
Competition
The market for natural gas is highly competitive and we have multiple competitors for natural gas fuel. Stabilis believes the biggest competition for LNG in these applications are distillate fuels and propane as they power the majority of engines and generators in our target markets. We also compete with other fuel sources including pipeline natural gas and compressed natural gas ("CNG").
Stabilis competes with other natural gas companies, as well as other fossil fuel sources, based on a variety of factors, including, among others, cost, supply, availability, quality, emissions, and safety of the fuel. Location is often a primary competitive factor as transportation costs limit the distance LNG can be hauled at competitive prices. We believe we compare favorably with many of our competitors on the basis of these factors. However, some of our competitors have longer operating histories and market-based experience, larger customer bases, more expansive brand recognition, deeper market penetration and substantially greater financial, marketing and other resources than our business. As a result, they may be able to respond more quickly to changes in customer preferences, legal requirements or other industry or regulatory trends, devote greater resources to the development, promotion and sale of their products, adopt more aggressive pricing policies, dedicate more effort to infrastructure and systems development in support of their business or product development activities and exert more influence on the regulatory landscape that impacts the natural gas fuel market. Additionally, utilities and their affiliates typically have unique competitive advantages, including a lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness, and large sales and marketing organizations.
Stabilis does not believe that we compete with mid-scale and world-scale LNG liquefiers that produce more than 1,000,000 LNG gallons per day. These large LNG production facilities typically are designed and permitted to fill large marine vessels that deliver cargos of 26.5 million LNG gallons or more to large import terminals in foreign markets. We do not believe that any of them currently have or plan to have truck loading facilities that would be required to supply LNG to small-scale LNG customers. We also do not believe that any mid-scale or large-scale liquefiers currently have plans to install LNG loading capabilities for marine vessels smaller than 7.9 million LNG gallons.

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
Seasonality
We did not experience significant seasonal variations in volume of LNG delivered to our customers during 2022, and we do not expect future volumes to be significantly impacted by seasonal variations. However, our revenues are susceptible to variations due to changes in the price of natural gas as we pass this cost onto our customer. The price of natural gas can fluctuate at any time during the year due to isolated factors, but on average, natural gas prices tend to be higher in peak winter and peak summer months when heating and cooling demand is seasonally higher.
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
Transfer of LNG. Transfer of LNG occurs between transport trailers, permanent and temporary facilities as well as marine facilities and vessels. Marine transfers can occur on the shore side to or from a vessel or from vessel to vessel. International, Federal, State and local safety standards and operational regulations require the transfer of LNG, hydrogen, CNG and other fuels to be conducted in accordance with specific written safety standards and operational procedures. These procedures require that trained, qualified personnel be in attendance and manage all transfer operations. These procedures must be implemented at each transfer site location and copies of the procedures be available to site personnel. Minimum safety signage that meets governing regulations must be displayed and visible at each site and on appropriate equipment.
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

Import & Export of LNG. Stabilis has the ability to import or export LNG from the United States to Mexico and Canada via truck. In support of our business in Mexico, we maintain an export license from the United States Department of Energy (“DOE”) and maintain import permits to bring the LNG into the country. In support of our business in Canada, Stabilis maintains an import and export license from the “DOE” and from the National Energy Board of Canada (“NEB”). We also maintain an Emergency Response Action Plan (“ERAP”) with Transport Canada.
During the third quarter of 2022, Stabilis received authorization from the DOE to export domestically produced LNG to all free trade and non-free trade countries, including Asian, European, and Latin American importing nations for up to 51.75 billion cubic feet per year. The authorization is for a term of 28 years. Stabilis has not made any exports under this approval during the year ended December 31, 2022.
Human Capital Resources
Stabilis believes that one of its key assets is the collective expertise, experience and diversity of its workforce. The Company depends on all of its employees, including its executive officers and senior management, to successfully operate its businesses and to successfully execute its strategy going forward. As of December 31, 2022, Stabilis had 100 employees, 99 of whom were full-time employees. We believe our relations with employees are satisfactory. None of our employees are currently subject to a collective bargaining agreement.
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
Intellectual Property
The intellectual property portfolio of Stabilis and its subsidiaries includes patents and trademarks. The Company has a patent in both US and Canada for the use of natural gas for well enhancement. The Company has one pending application in Mexico for the use of natural gas for well enhancement. The Company has two patents for rotary fluid processing systems and a US patent for a gas processing system. The last patent to expire in the U.S. will expire in July 2038, absent any adjustments or extensions. The Company has ten U.S. trademark registrations and one foreign trademark registration (Canada). The Company has no pending trademark applications.
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
Our business strategy relies upon our future ability to successfully market natural gas to end-users, develop and maintain cost-effective logistics in our supply chain and construct, develop and operate energy-related infrastructure in North America. Our business strategy assumes that we will be able to expand our operations further in North America, enter into strategic, long-term purchase and supply contracts with end-users, power utilities, LNG providers, transportation companies, financing counterparties and other partners, acquire and transport LNG at attractive prices, and continue to develop our logistics infrastructure into efficient and profitable operations, obtain approvals from all relevant federal, international, state and local authorities, as needed, for the construction and operation of these projects, and obtain long-term capital appreciation and liquidity with respect to such investments. These assumptions are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control. We may also acquire operating businesses or other assets in the future to further our business strategy. Any such acquisitions would be subject to significant risks and contingencies, including the risk of integration, and we may not be able to realize the benefits of any such acquisitions.
Our future ability to execute our business strategy is uncertain, and it can be expected that one or more of our assumptions will prove to be incorrect and that we will face unanticipated events and circumstances that may adversely affect our business. Any one or more of the following factors may adversely affect our financial condition, results of operations and ability to execute our business strategy:
•    failure to win new bids or contracts;
•    failure to manage expanding operations in the projected time frame;
•    inability to structure innovative and profitable energy-related transactions, maintain cost-effective logistics solutions and to optimally manage performance and counterparty risks;
•    inability to attract and retain personnel in a timely and cost-effective manner as we are highly dependent on principal members of our management team and certain of our other employees. The loss of which could disrupt our operations, adversely impact the achievement of our objectives and increase our exposure to the other risks described herein;
•    failure of investments in technology and machinery, such as liquefaction technology or LNG tank truck technology, to perform as expected;
•    failure to maintain important pre-existing third-party relationships;
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
•    existing and future governmental laws and regulations as well as potential changes in regulatory, geopolitical, social, economic, tax or monetary policies and other factors within the areas we operate or intend to operate; or
•    inability, or failure, of a significant customer to perform its contractual obligations for any reason, including nonpayment and nonperformance.

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
Cyclical or other changes in the demand for and price of LNG and natural gas may adversely affect our business and the performance of our customers which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and ability to execute our strategy.
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
•    political conditions in natural gas producing regions; and
•    imposition of tariffs by other countries on imports of LNG from the United States.
Adverse trends or developments affecting any of these factors could result in decreases in the prices at which we are able to sell LNG and natural gas and related services or increases in the prices we have to pay for natural gas or LNG, which could materially and adversely affect the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and ability to execute our strategy.
Operation and/or construction of our LNG infrastructure, liquefaction and other facilities involves significant risks.
The operation of our LNG infrastructure, liquefaction and other facilities involve particular, significant risks that could involve interruption of our operations, including, among others: performing below expected levels of efficiency, breakdowns or failures of equipment, operational errors by trucks, operational errors by us or any contracted facility operator, industrial accidents, labor disputes and weather-related or natural disasters. Additional risks include, but are not limited to: failure to maintain the required license(s) or other permits required to operate our plants; failure in health and safety performance and management of health and safety risks; failure to comply with applicable laws and regulations, including environmental laws and regulations; failure to properly manage environmental risks, including pollution, contamination, and exposure to hazardous materials; the inability, or failure, of any counterparty to any plant-related agreements to perform their contractual obligations to us and planned and unplanned power outages due to maintenance, expansion and refurbishment. We cannot assure you that future occurrences of any of the events listed above or any other events of a similar or dissimilar nature would not significantly decrease or eliminate the revenues from, or significantly increase the costs of operating expenses related to our LNG infrastructure, liquefaction or other operation which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and ability to execute of our strategy.

Any failure in health and safety performance from our operations may result in an event that causes personal harm or injury to our employees, other persons, and/or the environment, as well as the imposition of injunctive relief and/or penalties for non-compliance with relevant regulatory requirements or litigation. Such a failure, or a similar failure elsewhere in the energy industry (including, in particular, LNG liquefaction, storage, transportation or regasification operations), could generate public concern, which may lead to new laws and/or regulations that would impose more stringent requirements on our operations, have a corresponding impact on our ability to obtain permits and approvals, and otherwise jeopardize our reputation or the reputation of our industry as well as our relationships with relevant regulatory agencies and local communities. Individually or collectively, these developments could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and ability to execute our strategy.
The construction of energy-related infrastructure, including liquefaction facilities, as well as other future projects, involves numerous operational, regulatory, environmental, political, legal and economic risks beyond our control and may require the expenditure of significant amounts of capital during construction and thereafter. These potential risks include, among other things, the following:
•    we may be unable to complete construction projects on schedule or at the budgeted cost due to the unavailability of required construction personnel or materials, inability obtain key permits or land use approvals including those required under environmental laws, occurrence of accidents or weather conditions, changes in regulatory requirements or challenges by citizens groups or non-governmental organizations, including those opposed to fossil fuel energy sources;
•    we will not receive any material increase in operating cash flows until a project is completed, even though we may have expended considerable funds during the construction phase, which may be prolonged;
•    we may construct facilities to capture anticipated future energy consumption growth in a region in which such growth does not materialize; and
•    the completion or success of our construction project may depend on the completion of a third-party construction project that we do not control and that may be subject to numerous additional potential risks, delays and complexities.
Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.
Our current operations and future projects are subject to the inherent risks associated with the operation of LNG infrastructure as well as liquefaction and other facilities including explosions, pollution, release of toxic substances, fires, seismic events, hurricanes and other adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or result in damage to or destruction of our facilities and assets or damage to persons and property. In addition, such operations and the modes of transport of third parties on which our current operations and future projects may be dependent face possible risks associated with acts of aggression or terrorism. Some of the regions in which we operate are affected by hurricanes or tropical storms. We do not, nor do we intend to, maintain insurance against all of these risks and losses. In particular, we do not carry business interruption insurance for hurricanes and other natural disasters. Therefore, the occurrence of one or more significant events not fully insured or indemnified against could create significant liabilities and losses which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and ability to execute our strategy. In addition, our insurance may be voidable by the insurers as a result of certain of our actions.
We maintain insurance against certain risks and losses; however, the occurrence of a significant event that is either uninsured or not fully insured or indemnified against could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and ability to execute our strategy. Further, we may be unable to procure adequate insurance coverage at commercially reasonable rates in the future.
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
We cannot control the outcome of any review and approval process, including whether or when any such permits, approvals and authorizations will be obtained, the terms of their issuance, or possible appeals or other potential interventions by third parties, that could interfere with our ability to obtain and maintain such permits, approvals and authorizations or the terms thereof. Accordingly, there is no assurance that we will timely obtain and maintain these governmental permits, approvals and authorizations on favorable terms, or at all. Failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, financial condition, operating results, cash flows and ability to execute our strategy.
Existing and future environmental, health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions.
Our business is now and will in the future be subject to extensive federal, international, state and local laws and regulations both in the United States and in other jurisdictions where we operate that regulate and restrict, among other things, the siting and design of our facilities, discharges to air, land and water, the handling, storage and disposal of hazardous materials, and remediation associated with the release of hazardous substances. Many of the federal and state laws with respect to these impose liability, without regard to fault or the lawfulness of the original conduct. As the owner and operator of our facilities and as generators of and arrangers for the transport and disposal of regulated wastes, we could be liable for the costs of cleaning up any such hazardous substances that may be released into the environment at or from our facilities or facilities to which wastes or hazardous substances were transported or disposed, for resulting damage to natural resources, and for certain health studies. We are also subject to laws and regulations, including, but not limited to:
The Clean Air Act (“CAA”) and Clean Water Act (“CWA”), and analogous state laws and regulations that restrict or prohibit the types, quantities and concentration of substances that can be emitted or discharged into the environment in connection with the construction and operation of our facilities which may also require us to obtain and maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to compliance.
The Resource Conservation and Recovery Act (“RCRA”) and analogous state laws which may impose detailed requirements for the generation, handling, storage, processing, treatment and disposal of nonhazardous and hazardous solid wastes. Wastes listed as hazardous wastes or that have hazardous characteristics are subject to more stringent requirements than those considered nonhazardous.
The Occupational Safety and Health Act (“OSHA”) and comparable state statutes whose purpose is to protect the health and safety of workers.
The Emergency Planning and Community Right-to-Know Act, the general duty clause and Risk Management Planning regulations promulgated under section 112(r) of the CAA and comparable state statutes and any implementing regulations that require recordkeeping and disclosure of information about hazardous materials used or produced in our operations and require that this information be provided to employees, state and local governmental authorities and citizens. These laws also require the development of risk management plans for certain facilities to prevent accidental releases of extremely hazardous substances and to minimize the consequences of such releases should they occur.
Greenhouse Gases/Climate Change. From time to time, there may be federal and state regulatory and policy initiatives to reduce green house ("GHG") emissions in the United States from a variety of sources. Other federal and state initiatives are being considered or may be considered in the future to address GHG emissions through, for example, United States treaty commitments or other international agreements, direct regulation, a carbon emissions tax, or cap-and-trade programs. For example, the U.S. recommitted to the Paris Agreement, an international treaty with the goal of limiting global warming to below 2 degrees Celsius as compared to pre-industrial levels. The Environmental Protection Agency (“EPA”) has adopted regulations for reporting and controlling GHG emissions from certain air emissions sources under its existing authority under the CAA, and may adopt more stringent regulations in the future. In addition, some states and foreign jurisdictions have individually or in regional cooperation, imposed restrictions on GHG emissions under various policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for pollution reduction, use of renewable energy sources, or use of replacement fuels with lower carbon content.

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
Failure to comply with any of the above laws and regulations or any other future legislation and regulations could lead to substantial liabilities, fines and penalties or capital expenditures related to pollution control equipment and restrictions or curtailment of operations, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, and ability to execute our strategy.
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
If one or more trailers, terminals, pipelines, facilities, equipment or electronic systems that we own, lease or operate or that deliver products to us or that supply our facilities and our customers’ facilities are damaged by a natural or other disaster, accident, catastrophe, terrorist or cyber-attack or event, our operations could be significantly interrupted. These delays and interruptions could involve significant damage to people, property or the environment, and repairs could take a week or less for a minor incident to six months or more for a major interruption. Any event that interrupts the revenues generated by our operations, or that causes us to make significant expenditures not covered by insurance, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and ability to execute our strategy.

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
Until we have entered into an Engineering, Procurement and Construction (“EPC”) contract for a particular project, in which the EPC contractor agrees to meet our planned schedule and projected total costs for a project, we are subject to potential fluctuations in construction costs and other related project costs. Although some agreements may provide for liquidated damages if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of the applicable facility, and any liquidated damages that we receive may be delayed or insufficient to cover the damages that we suffer as a result of any such delay or impairment. The obligations of our primary building contractor and other contractors to pay liquidated damages under their agreements with us are subject to caps on liability, as set forth therein. Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under our contracts and increase the cost of the applicable facility or result in a contractor’s unwillingness to perform further work. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement for any reason, we would be required to engage a substitute contractor, which could be particularly difficult in certain of the markets in which we operate or plan to operate. This would likely result in significant project delays and increased costs, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and ability to execute our strategy. Additionally, in certain instances, we may be jointly and severally liable for our contractor's actions or contract performance.
We may not be able to purchase or receive physical delivery of natural gas in sufficient quantities and/or quality or at economically attractive prices to satisfy our delivery obligations under our commercial agreements, which could have a material adverse effect on our business.
We may not be able to purchase or receive physical delivery of sufficient quantities and/or quality of LNG or natural gas to satisfy delivery obligations either for our own liquefaction facilities or third party LNG suppliers, or both, which may provide customers with the right to terminate our commercial agreements. In addition, price fluctuations in natural gas and LNG may make it expensive or uneconomical for us to acquire adequate supply of these items. If LNG were to become unavailable for current or future volumes of natural gas due to repairs or damage to supplier facilities or pipelines, lack of capacity or any other reason, our ability to continue delivering natural gas to end-users could be restricted, thereby reducing revenues. Any permanent interruption at any key LNG supply chains that causes a material reduction in volumes could have a material adverse effect on our business, financial condition, operating results, cash flow, liquidity and ability to execute our strategy.
We face competition based upon market price for LNG or natural gas.
Our business is subject to the risk of natural gas and LNG price competition. Factors relating to competition may prevent us from entering into new or replacement customer contracts on economically comparable terms to existing customer contracts, or at all which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and ability to execute our strategy. Factors which may negatively affect potential demand for natural gas from our business are diverse and include, among others:
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
Decreased demand for natural gas may result in significant price competition and decrease the prices we are able to charge, which would have a material adverse effect on our results of operations, financial condition and ability to execute our strategy.
Technological innovation may render our processes obsolete.
The success of our current operations and future projects will depend in part on our ability to create and maintain a competitive position in the natural gas liquefaction industry. Although we plan to utilize proven technologies such as those currently in operation at our George West and Port Allen liquefiers, we do not have any exclusive rights to any of these technologies. In addition, such technologies may be rendered obsolete or uneconomical by legal or regulatory requirements, technological advances, more efficient and cost-effective processes or entirely different approaches developed by one or more of our competitors or others. Failure to keep up with the pace of technological innovation could materially and adversely affect our business, ability to realize benefits from future projects, results of operations, financial condition, liquidity and ability to execute our strategy.
Changes in legislation and regulations could have a material adverse impact on our business, results of operations, financial condition, liquidity and ability to execute our strategy.
Our business is subject to governmental laws, rules, and regulations, and requires permits that impose various restrictions and obligations that may have material effects on our results of operations. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, such as those relating to the liquefaction, storage, or regasification of LNG, or its transportation, exportation, or importation could cause additional expenditures, restrictions and delays in connection with our operations as well as other future projects, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have an adverse effect on our business, results of operations, financial condition, liquidity and execution of our strategy.
We use transportation systems that include trucks that we own and operate as well as use third party LNG transportation providers. To a large degree, intrastate motor carrier operations are subject to state and/or local safety regulations that mirror federal regulations but also regulate the weight and size dimensions of loads. Applicable regulatory requirements and limitations is subject to change, either through new regulations enacted on the federal, state or local level, or by new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations and permits may be unpredictable and may have material effects on our business.
Such operations are also subject to various trucking safety regulations, including those which are enacted, reviewed and amended by the Federal Motor Carrier Safety Administration (“FMCSA”). These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, driver licensing, insurance requirements, financial reporting and review of certain mergers, consolidations and acquisitions, and transportation of hazardous materials. All federally regulated carriers’ safety ratings are measured through a program implemented by the FMCSA known as the Compliance Safety Accountability (“CSA”) program which measures a carrier’s safety performance. The quantity and severity of any violations are compared to a peer group of companies of comparable size and annual mileage. If a company rises above a threshold established by the FMCSA, it is subject to action from the FMCSA and ultimately revocation of the company’s operating authority if the issues are not corrected. Any changes in trucking operations due to changes in regulations or loss of a LNG transportation provider could have an adverse effect on our business, results of operations, financial condition, liquidity and execution of our strategy.

Some of our competitors have greater financial, technological and other resources than we currently possess.
We plan to operate in the highly competitive area of LNG production and face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies. Some of these competitors have longer operating histories, have secured access to, or are pursuing development or acquisition of LNG facilities in North America, have more development experience, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources than we currently possess. We also face competition for the contractors needed to build our facilities. The superior resources that some of these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, ability to realize benefits from future projects, results of operations, financial condition, liquidity and ability to execute our strategy.
Failure of LNG to be a competitive source of energy in the markets in which we operate, and seek to operate, could adversely affect our expansion strategy.
Natural gas competes with other sources of energy, including coal, oil, nuclear, hydroelectric, wind and solar energy, which may become available at a lower cost in certain markets. Our operations are, and will be, dependent upon LNG being a competitive source of energy in the markets in which we operate. In the United States, imported LNG has not developed into a significant energy source. The success of the domestic liquefaction component of our business plan is dependent, in part, on the extent to which natural gas can, for significant periods and in significant volumes, be produced in the United States at a lower cost than the cost to produce some domestic supplies of other alternative energy sources, and that it can be transported at reasonable rates through appropriately-scaled infrastructure. The failure of natural gas to be a competitive supply alternative to oil and other alternative energy sources could adversely affect our ability to deliver LNG or natural gas to our customers in North America or other locations on a commercial basis.
Our risk management strategies cannot eliminate all LNG price and supply risks. In addition, any non-compliance with our risk management strategies could result in significant financial losses.
Our strategy is to maintain a manageable risk balance between LNG purchases and sales or future delivery obligations. Through these transactions, we seek to earn a margin for the LNG purchased by selling LNG for physical delivery to third-party users. These strategies cannot, however, eliminate all price risks. For example, any event that disrupts our anticipated supply chain could expose us to risk of loss resulting from price changes if we are required to obtain alternative supplies to cover these transactions. We are also exposed to basis risks when LNG is purchased against one pricing index and sold against a different index. In addition, our marketing operations involve the risk of non-compliance with our risk management policies. We cannot assure you that our processes and procedures will detect and prevent all violations of our risk management strategies, particularly if deception or other intentional misconduct is involved. If we were to incur a material loss related to commodity price risks, including non-compliance with our risk management strategies, it could have a material adverse effect on our financial position, results of operations and cash flows.
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
In addition, we, and our subsidiaries in the United States who hire personnel, are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. We are also subject to applicable labor regulations in the other jurisdictions in which we operate, including Mexico. We may face challenges and costs in hiring, retaining and managing our employee base. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain qualified personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. Any increase in our operating costs could materially and adversely affect our business, financial condition, operating results, liquidity and ability to execute our strategy.

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
Spurred by increasing concerns regarding climate change, the energy industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. ESG goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. In addition, if ESG metrics and/or reporting become mandatory, our costs of planning, measuring, monitoring, and reporting on our operations could increase and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and ability to execute our strategy.

We have operations and investment in foreign countries and we could experience losses from weakening foreign economies as well as unforeseen or unexpected operating, financial, political or cultural factors in these countries.

We have operations in Mexico and in China. We also can deliver LNG in Canada. We could experience losses resulting from weakening foreign economies (including foreign exchange losses), as well as unforeseen or unexpected operating, financial, political or cultural factors in these countries. Strained diplomatic and political relationships between the United States and these foreign countries, along with weaker legal systems, could also adversely affect our investment and business opportunities in these countries. See Note 8 of the Notes to Consolidated Financial Statements regarding the value of our assets in foreign countries.
Risks Inherent in an Investment in Us
Investment in us is speculative.
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
We continue to develop and implement various policies and procedures including those related to data privacy and other matters. We cannot provide any assurance that we will be able to implement our strategy on a timely basis, if at all, or achieve our internal model or that our assumptions will be accurate. Accordingly, your investment in our company is speculative and subject to a high degree of risk, and you should understand that there is a possibility of the loss of your entire investment.
We may require additional funding from various sources, which may not be available or may only be available on unfavorable terms.
We have significant working capital requirements, primarily driven by the delay between the purchase of and payment for natural gas and the payment terms that we offer our customers. Differences between the date when we pay our LNG supply and service providers and the date when we receive payments from our customers may adversely affect our liquidity and our cash flows. Further, we expect our working capital needs to increase to fund capital expenditures as our operations increase, and our net working capital may not be sufficient to expand our operations in accordance with our strategy. In the future, we may pursue offerings of debt or equity securities or rely on future borrowings of debt to provide additional working capital.
If we are unable to secure additional funding, or if it is only available on terms that we determine are not acceptable, we may be forced to delay, reduce or eliminate parts of our business development efforts, or we may otherwise be unable to fully execute our business plan, and our business, financial condition or results of operations may be adversely affected. Our ability to raise additional capital will depend on financial, economic and market conditions and other factors, many of which are beyond our control. We cannot assure you that such additional funding will be available on acceptable terms, or at all. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets, risks relating to the credit risk of our customers and the jurisdictions in which we operate, as well as general risks, including limitations on investment capital, applicable to the energy sector, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms. In the event any of the lenders under these potential debt instruments were unable to perform on its commitments, we may need to seek replacement financing.
If we do not have sufficient working capital, we may not be able to pursue our growth strategy, respond to competitive pressures or fund key strategic initiatives which, in turn, may harm our business, financial condition and results of operations.
We may continue to incur losses over the next several years and may never achieve or maintain profitability.
We may continue to incur significant expenses and operating losses for the foreseeable future. The net losses the Company incurs may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:
•    seek to identify additional expansion of business operation opportunities;
•    establish a sales, marketing and distribution infrastructure to commercialize our business and products; and
•    add operational, financial and management information systems and personnel, including personnel to support our business development and planned future commercialization efforts.
To become and remain profitable, we must develop and execute our strategy which will require us to be successful in a range of challenging activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our existing business operations and development efforts, expand our business or continue our operations and may require us to raise additional capital that may dilute the ownership interest of common stock holders.

Because we are currently dependent upon a limited number of customers, the loss of a significant customer or inability of a significant customer to perform under contract could adversely affect our operating results and ability to generate cash flows.
Our near term ability to generate cash is both dependent on the small number of customers’ continued willingness and ability to perform their obligations under their respective contracts. In the event one of our significant customer fails to perform its obligations under their contracts, our operating results, cash flow and liquidity could be materially and adversely affected, even if we were ultimately successful in seeking damages from any of these customers in the event of a breach of the contract. For the year ended December 31, 2022, Aggreko Plc and Minera Penmont each accounted for more than 10% of our revenues.
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

Finally, our customer contracts contain various termination rights, including, without limitation:
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
Contracts that we enter into in the future may contain similar provisions. If any of these current or future contracts with significant customers are terminated, such termination could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and ability to execute our strategy.
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
There is currently a limited public market for our common stock. Holders of our common stock may, therefore, have difficulty selling their shares, should they decide to do so. The market price of our shares may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for our common stock in the future. Further, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock. There can be no assurance that a more active market for our common stock will develop, or if one should develop, that it will be sustained. There can be no assurances that any shares which are purchased will be sold without incurring a loss.
In addition to being thinly traded, market prices for securities of energy producers, distributors and other businesses in the energy generation and distribution industry have been particularly volatile. Factors that may cause the market price of our common stock may to fluctuate include, but are not limited to:
•    period-to-period fluctuations in our financial results from current and any future business operations;
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
•fluctuations in actual and anticipated future commodity prices; and
•    general and industry-specific economic conditions that may affect our research and development expenditures.

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
We are a “smaller reporting company,” within the meaning of the Exchange Act. As a “smaller reporting company,” we are subject to lesser disclosure obligations in our SEC filings compared to other issuers. Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status a “smaller reporting company” may make it harder for investors to analyze our operating results and financial ability to execute our strategy and make our common stock less attractive to investors. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
Casey Crenshaw has voting control over our Company.
As of December 31, 2022, Casey Crenshaw has beneficial ownership of 71.9% of the outstanding shares of our common stock. As a result, Mr. Crenshaw may control all matters that require stockholder approval, as well as our management and affairs. For example, Mr. Crenshaw may unilaterally approve the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way the Company is managed or the direction of its business. Mr. Crenshaw’s interests with respect to matters potentially or actually involving or affecting the Company, such as future acquisitions, financings and other corporate opportunities and attempts to acquire the Company, may conflict with the interests of our other stockholders. This concentration of ownership control may:
•    delay, defer or prevent a change in control;
•    entrench management;
•    involve related party transactions we cannot assure you will be in the best interest of the stockholders;
•    impede a merger, consolidation, takeover or other business combination involving the company that other stockholders may desire; or
•exempt us from certain corporate governance requirements that provide protection to stockholders of other public companies.
This concentration of stock ownership may adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with a significant stockholder.
In addition to Mr. Crenshaw’s ability to control all matters that require stockholder approval, provisions in our corporate charter documents and under Florida law could make an acquisition of the Company, which may be beneficial to stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
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
We hold a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), who owns 51%. The remaining 9% is owned by AA Energies, Inc. Our joint venture, BOMAY, has a finite life that is set to terminate in 2028. The joint venture may be terminated earlier for valid business reasons including force majeure. In the event the joint venture is to be terminated, either party may acquire the other parties’ interests and continue the operations of the joint venture. Additionally, the term of the joint venture may be extended upon agreement of all parties subject to approval from the relevant Chinese authority six months before expiration of the venture. At this time, Stabilis has no indication that the joint venture will not be extended; however, U.S. and Chinese political relations are strained and we can provide no assurance that such an extension will occur. The balance of our investment in BOMAY at December 31, 2022 was $11.6 million accounted for using the equity method of accounting and is subject to risk. See Note 8 of the Notes to Consolidated Financial Statements for further discussion or our investment in BOMAY.

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
The Company experienced higher than normal inflationary pressure during 2022 which we expect to continue into 2023. Specifically, costs for fuel, repairs, maintenance, electricity, wages for skilled labor and insurance continue to increase. Increases in economic growth and demand have been limited by skilled labor and transportation resources within our markets resulting in a period of increasing costs. While we pass a significant portion of the cost of natural gas and transportation on to our customers, we are not able to pass through all costs which has resulted in margin pressure and decreasing margins. No assurances can be made about future price trends, and the ultimate extent and effects of these impacts are difficult to estimate; however, continued periods of increasing costs could adversely impact our future results and operating cash flows.
The spread of a new contagious illness such as COVID-19 or resurgence of a COVID-19 variant, may adversely affect our business, operations and financial condition.
The responses of governmental authorities and companies across the world to reduce the spread of the COVID-19 pandemic significantly reduced global economic activity. Various containment measures, included business closures, work stoppages, work-from-home directives, shuttering of public spaces and events and/or severe restrictions of global and regional travel, among others, while aiding in the prevention of further spread of the virus, resulted in the slowing of economic growth, reduced demand for crude oil and natural gas and the disruption of global manufacturing supply chains. The impacts of a new contagious illness similar to COVID-19 or resurgence of a new COVID-19 variant remain unknown, but may include, among others:
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
•disruptions, delays or cancellations in the construction of new LNG and natural gas projects, which could limit or adversely affect our ability to pursue future growth opportunities; and
•potential deterioration in the financial condition and ability to deliver LNG to our customers or joint venture partners, or attempts by customers or third parties to invoke force majeure contractual clauses as a result of delays or other disruptions.
Our facilities in George West, Texas and Port Allen, Louisiana, and our 40% interest in BOMAY are critical infrastructure and continued to operate during the COVID-19 pandemic. In the event another contagious illness similar to COVID-19 were to create another pandemic, we expect that we would continue to operate which means that we would be required to keep our employees who operate our facilities safe and minimize unnecessary risk of exposure to the illness. In the past, we have taken and continue to take certain precautionary measures to protect the continued safety and welfare of our employees who continue to work at our facilities which include the modification of certain business and workforce practices and work from home policies where appropriate. These measures were taken to prevent an outbreak at our facilities but may result in increased costs. Further, if a large number of our employees in those critical facilities were to contract a contagious disease at the same time, our operations could be adversely affected.
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
We incur and will continue to incur significant legal, accounting and other expenses that Stabilis Solutions, Inc. and its subsidiaries did not incur as private companies, including costs associated with public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act and rules and regulations promulgated by the SEC. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult to attract and retain qualified individuals to serve on our Board of Directors or as executive officers, which may adversely affect investor confidence in us and could cause our business or stock price to suffer.
If we fail to maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The corporate headquarters of Stabilis are located at 11750 Katy Freeway, Suite 900, Houston, TX 77079. Stabilis leases its general office space at its corporate headquarters from a related party, on a month-to-month basis. On July 30, 2021, the Company terminated its former office lease for a fixed settlement, payable in 43 monthly payments. In accordance with the termination, the Company was released from all future rights and obligations under the lease.
Stabilis or its subsidiaries currently own or lease the following principal properties:

Facility Location	Use	Size	Leased or Owned	Expiration of Lease
Houston, TX	Office	13,000 sq. ft.	Leased	Month to month
Monterrey, Mexico	Office	1,888 sq. ft.	Leased	August 14, 2024
George West, TX	LNG Plant	3,400 sq. ft. on 31.04 acres	Owned	N/A
Port Allen, LA	LNG Plant	2,400 sq. ft. on 18.98 acres	Owned	N/A
The Company also leases various trailer storage sites that are not material to the Company's operations on a short term basis in California, Colorado and Florida to support operations in those areas. We believe that our existing facilities are adequate for our operations and their locations allow us to efficiently serve our customers.
ITEM 3. LEGAL PROCEEDINGS
The Company becomes involved in various legal proceedings and claims in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.
See Note 14 of the Notes to Consolidated Financial Statements for a discussion of our commitments and contingencies and any outstanding legal matters.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock trades under the symbol “SLNG” on The Nasdaq Stock Market LLC.
The Company did not declare or pay cash dividends on common shares in either fiscal year 2022 or 2021. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operations of its business.
Holders
As of March 9, 2023, we had 23 holders of record of our common stock and 18,433,655 shares of common stock outstanding, based on information provided by our transfer agent.

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
OVERVIEW
Stabilis Solutions, Inc. and its subsidiaries is an energy transition company that provides turnkey clean energy production, storage, transportation and fueling solutions primarily using liquefied natural gas (“LNG”) to multiple end markets across North America. We provide LNG solutions to customers in diverse end markets, including aerospace, agriculture, energy, industrial, marine bunkering, mining, pipeline, remote power, and utility markets. LNG can be used to deliver natural gas to locations where pipeline service is unavailable, has been interrupted, or needs to be supplemented. LNG can also be used to replace a variety of alternative fuels, including distillate fuel oil and propane, among others, to provide environmental and economic benefits. Increasingly, LNG is being utilized as a transportation fuel in the marine industry and as a propellant in the private rocket launch sector. We believe that these fuel markets are large and provide significant opportunities for LNG usage.
We believe that LNG as well as other clean energy solutions will provide an important balance between environmental sustainability, security and accessibility, and economic viability when compared to both renewables and other traditional hydrocarbon-based fuels and will play a key role in the energy transition.
The Company generates revenue by selling and delivering LNG to our customers, renting cryogenic equipment and providing engineering and field support services. We sell our products and services separately or as a bundle depending on the customer’s needs. Pricing depends on market pricing for natural gas and competing fuel sources (such as diesel, fuel oil, and propane among others), as well as the customer’s purchased volume, contract duration and credit profile.
LNG Production and Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers,” which convert natural gas into LNG through a purification and multiple stage cooling process. We currently own and operate a liquefier that can produce up to 100,000 LNG gallons per day in George West, Texas and a liquefier that can produce up to 30,000 LNG gallons per day in Port Allen, Louisiana. We also purchase LNG from third-party production sources which allows us to support customers in markets where we do not own liquefiers. We make the determination of LNG and transportation supply sources based on the cost of LNG, the transportation cost to deliver to regional customer locations, and the reliability of the supply source.
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
Cryogenic Equipment Rental—Stabilis operates a fleet of mobile LNG storage and vaporization assets, including: transportation trailers, electric and gas-fired vaporizers, ambient vaporizers, storage tanks, and mobile vehicle fuelers. We also own several stationary storage and regasification assets. We believe this is one of the largest fleets of small-scale LNG equipment in North America. Our fleet consists primarily of trailer-mounted mobile assets, making delivery to and between customer locations more efficient. We deploy these assets on job sites to provide our customers with the equipment required to transport, store, and consume LNG in fueling operations. Our equipment is designed specifically for use in small-scale LNG applications and includes the safety and operational features that our customers and our regulators require.
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

Recent Developments:
U.S. Department of Energy ("DOE") Approval to Export LNG
During the third quarter of 2022, Stabilis received authorization from the DOE to export domestically produced LNG to all free trade and non-free trade countries, including Asian, European, and Latin American importing nations for up to 51.75 billion cubic feet per year of natural gas equivalent. The authorization is for a term of 28 years. Stabilis did not make any exports under this approval during the year ended December 31, 2022. This authorization supplements our ability to export LNG to Mexico and Canada via truck through an export licenses from the DOE and from the National Energy Board of Canada (“NEB”).
Sale of Brazil Operations and Discontinued Operations
On October 31, 2022, the Company entered into a sales agreement and closed on the sale of its operations in Brazil (the "Brazil Operations") to its Brazil management team for approximately $0.9 million which resulted in discontinued operations presentation of the Brazil Operations and an impairment charge of $1.4 million measured as the estimated fair value of $0.9 million (calculated as the estimated net proceeds that would be received in an orderly and timely sale of the operations) less the carrying value of the Brazil net assets. See also Note 2 in the Notes to Consolidated Financial Statements for further discussion of the Company's discontinued operations and sale of the Brazil Operations.

RESULTS OF OPERATIONS
Stabilis supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG. The sale of the Brazil Operations represents all of the revenues and expenses previously reported within the Company's Power Delivery segment with the exception of the Company's equity method investment in BOMAY. Further, the Company also believes that the sale of the Brazil Operations meets the criteria to be reported as discontinued operations. As a result, the Company believes that it has one reporting segment and the operating results presented in the tables below have been recast to separately present the revenues and expenses related to the Brazil Operations as discontinued operations for all periods presented.
The comparative tables below reflect our consolidated operating results for the year ended December 31, 2022 (the “Current Year”) as compared to the year ended December 31, 2021 (the “Prior Year”) (amounts in thousands, except percentages). Corporate allocations of $0.1 million for the Prior Year that were previously reported within the Company's Power Delivery Segment have been reclassified to continuing operations. For the Prior Year, $1.9 million of expense previously classified as selling, general and administrative expense was reclassified to costs of revenues, and $0.3 million was reclassified from costs of LNG product to costs of rental, service and other to conform to Current Year presentation.

Consolidated Results	Year Ended December 31,		Change	% Change
	2022	2021
Revenue:
Revenues	$98,823	69,171	29,652	42.9
Operating expenses:
Costs of revenues	77,694	55,216	22,478	40.7
Change in unrealized loss on natural gas derivatives	878	—	878	n/a
Selling, general and administrative	13,191	13,792	(601)	(4.4)
Gain on disposal of fixed assets	(34)	(24)	(10)	(41.7)
Depreciation	8,664	8,894	(230)	(2.6)
Impairment of right-of-use lease asset	—	376	(376)	n/a
Total operating expenses	100,393	78,254	22,139	28.3
Loss from operations before equity income	(1,570)	(9,083)	7,513	82.7
Net equity income from foreign joint ventures’ operations:
Income from investments in foreign joint ventures	1,881	2,146	(265)	(12.3)
Foreign joint ventures' operations related expenses	(283)	(363)	80	22.0
Net equity income from foreign joint ventures’ operations	1,598	1,783	(185)	(10.4)
Income (loss) from operations	28	(7,300)	7,328	100.4
Other income (expense):
Interest expense, net	(591)	(324)	(267)	(82.4)
Interest expense, net - related parties	(179)	(577)	398	69.0
Other income (expense)	(185)	1,058	(1,243)	117.5
Total other income (expense)	(955)	157	(1,112)	n/a
Loss from continuing operations before income tax expense	(927)	(7,143)	6,216	87.0
Income tax expense	265	487	(222)	(45.6)
Net loss from continuing operations	(1,192)	(7,630)	6,438	84.4
Loss from discontinued operations, net of income taxes of $149 and $321, respectively	(1,994)	(168)	(1,826)	n/a
Net loss	$(3,186)	$(7,798)	$4,612	59.1%

Revenue
During the Current Year revenues increased $29.7 million, or 43%, compared to the Prior Year. The increase in revenues primarily related to:
•Additional LNG gallons delivered in the Current Year compared to the Prior Year;
•Increased natural gas prices during the Current Year compared to the Prior Year;
•Increased pricing charged to our customers in response to cost increases from inflationary pressures; and
•Increases in rental, service, and other revenue related to additional projects with equipment and higher labor revenues.
Operating Expenses
Costs of revenues. Cost of revenues increased $22.5 million, or 41%, in the Current Year compared to the Prior Year. The increase in cost of revenues was attributable to:
•Additional LNG gallons delivered during the Current Year compared to the Prior Year;
•Increased natural gas prices during the Current Year compared to the Prior Year;
•Inflationary pressures, including increased transportation costs and increased liquefaction costs, personnel, electricity and other higher costs; and
•Increased costs of rental, service, and other revenue primarily related to increased labor and equipment rentals to support the increase of additional projects (primarily for marine bunkering).
As a percentage of revenue, these costs decreased from 80% in the Prior Year to 79% in the Current Year.
Change in unrealized loss on natural gas derivatives. The Company incurred an unrealized loss of $0.9 million in the Current Year on its natural gas derivatives. The unrealized loss was due to lower future natural gas prices at December 31, 2022 as compared to when the natural gas derivatives were purchased. The Company had no derivatives in the Prior Year. See also Note 5 in the Notes to the Consolidated Financial Statements for a further discussion of our derivatives.
Selling, general and administrative. Selling, general and administrative expense decreased $0.6 million, or 4%, during the Current Year as compared to the Prior Year. During the Prior Year, we recorded $2.2 million for the immediate vesting of restricted stock as well as $0.8 million in severance and legal costs related to our executive transition; and $0.3 million related to an expense of previously capitalized engineering drawings. These savings were partially offset by Current Year increases in stock-based compensation, increased incentive compensation, increased headcount associated with revenue growth and increased legal and accounting fees associated with our registration statement filings during the Current Year.
Gain on the disposal of fixed assets. There were no significant gains or losses from disposal of fixed assets in the Current Year or the Prior Year. Gain on disposal of fixed assets in the Current Year was $34 thousand compared to $24 thousand in the Prior Year.
Depreciation. Depreciation expense in the Current Year was comparable to the Prior Year with a slight decrease in depreciation expense in the Current Year due to assets reaching the end of their depreciable lives, partially offset by a full year of depreciation expense related to our Port Allen facility in the Current Year as the facility was acquired on June 1, 2021.
Impairment of right-of-use lease asset. During the Prior Year, we recorded an impairment of $0.4 million related to the settlement and release of our Houston office lease. See Note 11 of the Notes to Consolidated Financial Statements for additional discussion of our lease settlement.
Net Equity Income From Foreign Joint Ventures' Operations. Income from investments in foreign joint ventures decreased by $0.2 million, or 10%, in the Current Year compared to the Prior Year primarily due to business contraction in China.
Other Income (Expense)
Interest expense, net. Interest expense increased by $0.3 million in the Current Year primarily due to interest on additional borrowings under the Company's advancing loan with AmeriState Bank.

Interest expense, net - related parties. Related party interest expense decreased by $0.4 million during the Current Year as compared to the Prior Year primarily due to amendments to the MG Finance debt which lowered the interest rate from 12% to 6% as well as payments made on related-party debt.
Other income (expense). Other expense was $0.2 million in the Current Year compared to income of $1.1 million in the Prior Year. Prior Year income related to the Paycheck Protection Program loan forgiveness.
Income tax expense. The Company incurred state and foreign income tax expense of $0.3 million during the Current Year primarily related to foreign taxes paid in connection with the cash dividend received from our BOMAY joint venture and foreign taxes incurred from our operations in Mexico. The Company incurred state income and foreign tax expense of $0.5 million in the Prior Year. No U.S. federal income tax benefit was recorded for the Current Year or Prior Year as any net U.S. deferred tax assets generated from operating losses were offset by a change in the Company's valuation allowance on net deferred tax assets.
Discontinued Operations. Loss from discontinued operations, net of tax was $2.0 million and $0.2 million for the Current Year and the Prior Year, respectively. The Current Year included the impairment of $1.4 million recorded as a result of the sale of the Brazil Operations and reclassification of $0.6 million of cumulative foreign exchange losses into income, which was previously included within accumulated other comprehensive income. See Note 2 in the Notes to Consolidated Financial Statements for further discussion of the Company's discontinued operations.
SEASONALITY AND INFLATION
Seasonality
We did not experience significant variations in volume of LNG delivered to our customers resulting from seasonal variations during 2022. However, our revenues are susceptible to variations due to changes in the price of natural gas as we pass this cost onto our customer. The price of natural gas can fluctuate at any time during the year due to isolated factors, but on average, natural gas prices tend to be higher in peak winter and peak summer months when heating and cooling demand is seasonally higher.
Inflation
The Company experienced higher than normal inflationary pressure during 2022 which we expect to continue into 2023. Specifically, costs for fuel, repairs, maintenance, electricity, wages for skilled labor and insurance continue to increase. We have responded with increasing our pricing to our customers. While we pass a significant portion of the cost of natural gas and transportation on to our customers, we are not able to pass through all costs which has resulted in margin pressure. No assurances can be made about future price trends; the ultimate extent and effects of these impacts are difficult to estimate; however, continued periods of increasing costs could adversely impact our future results and operating cash flows.
LIQUIDITY AND CAPITAL RESOURCES
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, proceeds received from borrowings under the AmeriState Loan and distributions from our BOMAY joint venture. In prior years, the Company also obtained financing from MG Finance, a related party. During the Current Year, our principal sources of liquidity were cash provided by our operations, the advancing loan facility with AmeriState Bank, cash generated from sale of assets, including the sale of assets held for sale and the Brazil Operations, and deposits received from customers. We have used cash flows generated from operations to invest in fixed assets and increased working capital to support growth as well as to pay interest and principal amounts outstanding under our debt. The Company's sale of the Brazil Operations on October 31, 2022 is not anticipated to adversely impact the Company's future cash flows.
As of December 31, 2022, we had $11.5 million in cash and cash equivalents on hand and $12.3 million, in outstanding debt and finance lease obligations (of which $3.3 million is due in 2023). The Company has a $10.0 million loan facility with $1.0 million available for future draws under the loan facility at December 31, 2022. The Company has also filed a shelf registration statement (described below) which provides the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions.
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
Cash Flows
Cash flows provided by (used in) our operating, investing and financing activities are summarized below (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$14,697	$4,297
Investing activities	(1,917)	(7,520)
Financing activities	(2,253)	3,012
Effect of exchange rate changes on cash	14	(119)
Net increase (decrease) in cash and cash equivalents	10,541	(330)
Cash and cash equivalents, beginning of period	910	1,240
Cash and cash equivalents, end of period	$11,451	$910
Operating Activities
Net cash provided by operating activities totaled $14.7 million and $4.3 million for the twelve months ended December 31, 2022 and 2021, respectively. The increase in net cash provided by operating activities of $10.4 million as compared to the Prior Year was primarily attributable to increased revenues and improved profitability when excluding noncash items such as stock-based compensation, depreciation and impairment charges.
Investing Activities
Net cash used in investing activities totaled $1.9 million and $7.5 million for the twelve months ended December 31, 2022 and 2021, respectively. The decrease in net cash used in the Current Year was primarily due to the acquisition of the LNG plant in Port Allen, Louisiana and purchases of vaporizers and other LNG equipment in the Prior Year. Additionally, the Company received proceeds of $2.0 million from the sale of certain CNG assets in Mexico and $0.2 million from the sale of the Brazil Operations.
Financing Activities
Net cash used in financing activities totaled $2.3 million for the twelve months ended December 31, 2022 compared to net cash provided by financing activities of $3.0 million for 2021. Cash used by financing activities in the Current Year was primarily attributable to the pay down of debt. Cash provided by financing activities for the Prior Year primarily related to proceeds received from the AmeriState Bank loan facility of $8.0 million, partially offset by payments made on notes payable including from related parties.
Shelf Registration Statement
On April 11, 2022, the Company filed a registration statement on Form S-3 (the "Shelf Registration") which was declared effective on April 26, 2022 and will permit the Company to issue up to $100.0 million in either common stock, preferred stock, warrants or a combination of the above, and gives the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions. On December 16, 2022, the Company filed a prospectus supplement to the Shelf Registration that allows the Company to sell and issue shares of common stock directly to the public "at the market" as permitted in Rule 415 under the Securities Act in the aggregate amount of $16.3 million. As a smaller reporting company, we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the Shelf Registration to no more than one-third of our public float in any twelve month period as measured in accordance with such instruction. There is no assurance that we will be able to raise capital pursuant to the Shelf Registration on acceptable terms or at all. We made no issuances under the Shelf Registration during the year ended December 31, 2022.

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
Capital Expenditures
Future capital expenditures will be dependent upon accretive investment opportunities as well as the availability of additional capital at favorable terms which is difficult to predict. At December 31, 2022, we had open purchase orders with approximately $1.0 million remaining related to capital expenditures.
Debt Level and Debt Compliance
We had total indebtedness of $12.3 million (net of debt issuance costs of $0.3 million total indebtedness is $12.0 million) as of December 31, 2022. Expected maturities excluding debt issuance costs at December 31, 2022 are as follows (in thousands).

2023	$3,283
2024	857
2025	1,285
2026	1,285
2027	1,285
Thereafter	4,285
Total long-term debt, including current maturities and excluding debt issuance costs	$12,280
We expect our total interest payment obligations relating to our indebtedness to be approximately $0.6 million for the year ending December 31, 2023. Certain of the agreements governing our outstanding debt, which are discussed in Note 10 of our Consolidated Financial Statements, require compliance with certain financial covenants. As of December 31, 2022, we were in compliance with all of these covenants.

CONTRACTUAL OBLIGATIONS
We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2022 (in thousands):

	Payments Due By Period
	Total	2023	2024	2025	2026	2027	Thereafter
Term Loan to AmeriState Bank (1)	$8,998	$—	$857	$1,285	$1,285	$1,285	$4,286
Interest - AmeriState Bank (1)	2,558	525	511	440	365	290	427
MG Finance note payable - related party	2,435	2,435	—	—	—	—	—
Interest - MG Finance note payable (2)	78	78	—	—	—	—	—
Finance Lease Obligations	61	19	42	—	—	—	—
Interest - Finance lease obligations	6	6	—	—	—	—	—
Operating Lease Obligations (3)	255	114	120	21	—	—	—
Insurance and other notes payable	848	848	—	—	—	—	—
Total	$15,239	$4,025	$1,530	$1,746	$1,650	$1,575	$4,713
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
(3)The operating lease obligation relates to the former headquarters office space.
See additional discussion of our debt and lease obligations in Notes 10 and 11 of the Notes to Consolidated Financial Statements.
Contingencies
In the normal course of our business, we become involved in various litigation matters. In addition, from time to time we are involved in tax and other disputes with various government agencies. Management has used estimates in determining our potential exposure to these matters and has recorded reserves in our financial statements related thereto as appropriate. It is possible that a change in estimate related to these exposures could occur, but we do not expect such changes in the estimated costs would have a material effect on our business, consolidated financial position or results of operations. See Note 14 to the Notes to Consolidated Financial Statements for further discussion of our contingencies.
Off-Balance Sheet Arrangements
As of December 31, 2022, we had no transactions that met the definition of off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.
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
Revenue Recognition
The Company recognizes revenue from our contracts in accordance with Accounting Standards Update (“ASU”) 2014-09, Topic 606 “Revenue from Contracts with Customers” (“Topic 606”). Topic 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Our contracts may contain multiple performance obligations dependent upon the customer. Revenues from contracts with customers are disaggregated into (1) LNG product (2) rental, service, and other, and (3) power delivery.
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
LNG product revenue generated includes the revenue from the product and delivery of the LNG to our customer’s location. Product contracts are established by agreeing on a sales price or transaction price for the related item. Product revenue is recognized upon delivery of the related item to the customer, at which point the customer controls the product and the Company has an unconditional right to payment. Payment terms for product contracts are generally within thirty days from the receipt of the invoice. The Company acts as a principal when using third party transportation companies and therefore recognizes the gross revenue for the delivery of LNG. The Company enters into forward sales contracts for the delivery of LNG to its customers. Certain of these sales contracts contain provisions that may meet the criteria of a derivative in the event delivery is not made. These contracts are accounted for under the normal purchase normal sales exclusion under U.S. GAAP and are not measured at fair value each reporting period.
Rental, service and other revenue generated by the Company includes equipment and human resources provided to the customer to support the use of LNG and services in their application. Rental contracts are established by agreeing on a rental price or transaction price for the related piece of equipment and the rental period which is generally daily or monthly. Revenues related to rental of equipment are recognized under Topic 606 and not ASC 842: Leases as the Company maintains control of the equipment that the customer uses and can replace the rented equipment with similar equipment should the rented equipment become inoperable or the Company chooses to replace the equipment for maintenance purposes. Revenue is recognized as the rental period is completed and for periods that cross month end, revenue is recognized for the portion of the rental period that has been completed to date. Payment terms for rental contracts are generally within thirty days from the receipt of the invoice. Performance obligations for rental revenue are considered to be satisfied as the rental period is completed based upon the terms of the related contract. LNG service revenue generated by the Company consists of mobilization and demobilization of equipment and onsite technical support while customers are consuming LNG in their applications. Service revenue is billed based on contractual terms that can be based on an event (i.e. mobilization or demobilization) or an hourly rate. Revenue is recognized as the event is completed or work is done. Payment terms for service contracts are generally within thirty days from the receipt of the invoice. Performance obligations for service revenue are considered to be satisfied as the event is completed or work is done per the terms of the related contract.
Certain of our contracts may include rental or services that may vary upon the customer demands at stated rates within the contract and are satisfied as the work is authorized by the customer and performed by the Company. LNG product sales agreements may include both fixed and variable fees per gallon, but is representative of the stand-alone selling price for LNG at the time the contract was negotiated. We have concluded that the variable LNG fees meet the exception for allocating variable consideration to specific parts of the contract. As such, the variable consideration for these contracts is allocated to each distinct molecule of LNG and recognized when that distinct molecule of LNG is delivered to the customer.

Power Delivery revenue prior to the sale of the Brazil Operations was generated from time and material projects, consulting services, and the resale of electrical and instrumentation equipment. Revenue is billed based on contractual terms that can be based on an event or an hourly rate. Revenue is recognized as the event is completed or work is done. Payment terms for service contracts are generally within thirty days from the receipt of the invoice. Performance obligations for service revenue are considered to be satisfied as the event is completed or work is done per the terms of the related contract. The resale of electrical and instrumentation equipment is billed upon delivery and are generally due within thirty days from the receipt of the invoice.
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
Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the assets carrying value may not be recoverable. We currently test goodwill for impairment annually in the third quarter unless we determine that a triggering event has occurred requiring an earlier test. During 2022, the Company recorded $0.1 million of goodwill impairment related to the sale of the Brazil Operations which is included within loss from discontinued operations. We completed our annual assessment of goodwill during 2022 and 2021 and determined no additional impairment of goodwill was warranted.
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
Derivatives
The Company had certain natural gas derivative instruments as of December 31, 2022. The Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on its Consolidated Balance Sheet. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for and has been designated as a hedge and the type of hedge. The Company has not designated its derivative instruments as hedges under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within the Consolidated Statements of Operations. The Company determined the fair value of its natural gas derivatives at December 31, 2022 predominantly from broker quotes and are considered a level 2 fair value measurement. The Company did not enter into any derivative transactions for speculative purposes.
The Company enters into forward sales contracts for the delivery of LNG to its customers. Certain of these sales contracts contain provisions that may meet the criteria of a derivative in the event delivery is not made. These contracts are accounted for under the normal purchase normal sales exclusion under U.S. GAAP and are not measured at fair value each reporting period.
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
Commodity price risk is the risk of loss arising from adverse changes in market rates and prices. We are able to limit our exposure to fluctuations in natural gas prices by structuring our contract pricing with customers so that it mirrors the volatility in our supply cost with vendors. Our exposure to market risk associated with LNG price changes may adversely impact our business. The Company had certain natural gas derivative instruments as of December 31, 2022 to manage commodity price risk. The Company has not designated its derivative instruments as hedges under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within the Consolidated Statements of Operations. See additional discussion in Note 5 of the Notes to Consolidated Financial statements regarding the Company's use of derivatives. The Company did not enter into any derivative transactions for speculative purposes.
Foreign Currency Exchange Rate Risk
We operate a subsidiary in Mexico and maintain an equity method investment in our Chinese joint venture, BOMAY. The functional currency of the Mexican subsidiary is the Mexican Peso. The functional currency of the Chinese joint venture is the Chinese Yuan. The assets and liabilities of the foreign equity investees and foreign subsidiary, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the Consolidated Balance Sheet date and net sales and expenses are translated at the average exchange rate for the period. The resulting cumulative translation adjustment totaling $0.1 million has been recorded as Accumulated Other Comprehensive Income (Loss), net of taxes, in our Consolidated Balance Sheet at December 31, 2022.

As of December 31, 2022, we had a non-U.S. dollar denominated working capital balance of approximately $0.8 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by approximately $0.1 million.
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
Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stabilis Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) represented especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ham, Langston & Brezina, L.L.P.

We have served as Stabilis Solutions, Inc.’s auditor since 2007.

Houston, Texas
March 9, 2023

Stabilis Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$11,451	$910
Accounts receivable, net	16,326	9,397
Inventories, net	205	258
Prepaid expenses and other current assets	2,186	1,522
Assets held for sale	2,049	—
Assets of discontinued operations, current	—	3,446
Total current assets	32,217	15,533
Property, plant and equipment:
Cost	103,368	101,192
Less accumulated depreciation	(55,699)	(47,027)
Property, plant and equipment, net	47,669	54,165
Goodwill	4,314	4,314
Investments in foreign joint ventures	11,606	12,325
Right-of-use assets and other noncurrent assets	774	167
Assets of discontinued operations, noncurrent	—	832
Total assets	$96,580	$87,336
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,474	$5,064
Accrued liabilities	19,642	6,317
Current portion of long-term notes payable	848	855
Current portion of long-term notes payable - related parties	2,435	1,168
Current portion of finance and operating lease obligations	133	292
Current liabilities of discontinued operations	—	1,931
Total current liabilities	27,532	15,627
Long-term notes payable, net of current portion and debt issuance costs	8,650	7,608
Long-term notes payable, net of current portion - related parties	—	2,435
Long-term portion of finance and operating lease obligations	183	319
Other noncurrent liabilities	348	—
Liabilities of discontinued operations, noncurrent	—	288
Total liabilities	36,713	26,277
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 18,420,067 and 17,691,268 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	19	18
Additional paid-in capital	100,137	97,875
Accumulated other comprehensive income	82	351
Accumulated deficit	(40,371)	(37,185)
Total stockholders' equity	59,867	61,059
Total liabilities and stockholders' equity	$96,580	$87,336
The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenues:
Revenues	$98,823	$69,171
Operating expenses:
Costs of revenues	77,694	55,216
Change in unrealized loss on natural gas derivatives	878	—
Selling, general and administrative expenses	13,191	13,792
Gain from disposal of fixed assets	(34)	(24)
Depreciation expense	8,664	8,894
Impairment of right-of-use lease asset	—	376
Total operating expenses	100,393	78,254
Loss from operations before equity income	(1,570)	(9,083)
Net equity income from foreign joint venture operations:
Income from equity investment in foreign joint venture	1,881	2,146
Foreign joint venture operating related expenses	(283)	(363)
Net equity income from foreign joint venture operations	1,598	1,783
Income (loss) from operations	28	(7,300)
Other income (expense):
Interest expense, net	(591)	(324)
Interest expense, net - related parties	(179)	(577)
Other income (expense)	(185)	1,058
Total other income (expense)	(955)	157
Loss from continuing operations before income tax expense	(927)	(7,143)
Income tax expense	265	487
Net loss from continuing operations	(1,192)	(7,630)
Loss from discontinued operations, net of income taxes of $149 and $321, respectively	(1,994)	(168)
Net loss	$(3,186)	$(7,798)

Net loss per common share:
Basic and diluted per common share from continuing operations	$(0.07)	$(0.44)
Basic and diluted per common share from discontinued operations	$(0.11)	$(0.01)
Basic and diluted per common share	$(0.17)	$(0.45)

Weighted average number of common shares outstanding:
Basic and diluted	18,289,839	17,504,190

The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(3,186)	$(7,798)
Foreign currency translation adjustment, net of tax	(895)	413
Transfer of cumulative foreign currency translation adjustment to net loss upon sale	626	—
Total comprehensive loss	$(3,455)	$(7,385)
The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2020	16,896,626	$17	$91,278	$122	$(29,387)	$62,030
Common stock issued from vesting of stock-based awards	351,284	—	—	—	—	—
Common stock issued in asset acquisition	500,000	1	3,794	—	—	3,795
Stock-based compensation	—	—	3,233	—	—	3,233
Employee tax payments from restricted stock withholdings	(56,642)	—	(430)	—	—	(430)
Net loss	—	—	—	—	(7,798)	(7,798)
Other comprehensive income, net of tax	—	—	—	229	—	229
Balance at December 31, 2021	17,691,268	18	97,875	351	(37,185)	61,059
Common stock issued from vesting of stock-based awards	747,005	1	—	—	—	1
Stock-based compensation	—	—	2,347	—	—	2,347
Employee tax payments from restricted stock withholdings	(18,206)	—	(85)	—	—	(85)
Net loss	—	—	—	—	(3,186)	(3,186)
Transfer of cumulative foreign currency translation adjustment to net loss upon sale	—	—	—	626	—	626
Other comprehensive loss, net of tax	—	—	—	(895)	—	(895)
Balance at December 31, 2022	18,420,067	$19	$100,137	$82	$(40,371)	$59,867
The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss from continuing operations	$(1,192)	$(7,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,664	8,894
Stock-based compensation expense	2,348	3,233
Gain on extinguishment of debt	—	(1,086)
Income from equity investment in joint venture	(1,881)	(2,146)
Distributions from equity investment in joint venture	1,550	2,089
Cash settlements from natural gas derivatives, net	(1,037)	—
Realized and unrealized losses from natural gas derivatives, net	465	—
Impairment of right-of-use lease asset	—	376
Changes in operating assets and liabilities:
Accounts receivable	(7,013)	(4,450)
Inventories	73	(138)
Prepaid expenses and other current assets	1,395	1,337
Accounts payable and accrued liabilities	10,554	3,968
Other	(290)	285
Net cash provided by operating activities from continuing operations	13,636	4,732
Net cash provided by (used in) operating activities from discontinued operations	1,061	(435)
Net cash provided by operating activities	14,697	4,297
Cash flows from investing activities:
Acquisition of fixed assets	(3,932)	(7,625)
Proceeds from sale of fixed assets	100	293
Proceeds from sale of assets held for sale	2,049	—
Proceeds from sale of the Brazil operations	200	—
Net cash used in investing activities from continuing operations	(1,583)	(7,332)
Net cash used in investing activities from discontinued operations	(334)	(188)
Net cash used in investing activities	(1,917)	(7,520)
Cash flows from financing activities:
Proceeds on borrowings from short- and long-term notes payable	1,000	8,000
Payments on short and long-term notes payable	(1,800)	(856)
Payments on notes payable and finance leases from related parties	(1,255)	(3,284)
Payments of debt issuance costs	—	(420)
Employee tax payments from restricted stock withholdings	(85)	(430)
Net cash provided by (used in) financing activities from continuing operations	(2,140)	3,010
Net cash provided by (used in) financing activities from discontinued operations	(113)	2
Net cash provided by (used in) financing activities	(2,253)	3,012
Effect of exchange rate changes on cash	14	(119)
Net increase (decrease) in cash and cash equivalents	10,541	(330)
Cash and cash equivalents, beginning of period	910	1,240
Cash and cash equivalents, end of period	$11,451	$910
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
The Company provides LNG solutions to customers in diverse end markets, including aerospace, agriculture, energy, industrial, marine bunkering, mining, pipeline, remote power and utility markets. LNG can be used to deliver natural gas to locations where pipeline service is not available, has been interrupted, or needs to be supplemented. Additionally, LNG can be used as a partner fuel for renewable energy, and as an alternative to traditional fuel sources, such as distillate fuel oil (including diesel fuel and other fuel oils) and propane, among others to provide both environmental and economic benefits. Stabilis operates two LNG production facilities in George West, Texas and Port Allen, Louisiana to service customers in Texas and the greater Gulf Coast region.
The Company also builds power and control systems for the energy industry in China through its 40% owned Chinese joint venture, BOMAY Electric Industries, Inc (“BOMAY”). The BOMAY joint venture is accounted as an equity investment.
The Company previously provided electrical switch-gear, generator and instrumentation construction, installation and service to the marine, power generation, oil and gas, and broad industrial market segments in Brazil. At September 30, 2022, the Company agreed to exit its operations in Brazil (the "Brazil Operations") and on October 31, 2022, the Company entered into a sales agreement and closed on the sale of its Brazil Operations to the general manager of the Brazil Operations for approximately $0.9 million consisting of a cash payment of $0.2 million and a note receivable due in annual installments of $0.1 million, $0.1 million, $0.2 million and $0.3 million over the next four years. The Company has presented the Brazil Operations as discontinued operations in accordance with generally accepted accounting principles within the United States ("U.S. GAAP"). The Company did not record a gain or loss on the sale due to the impairment loss recorded during the year in discontinued operations. See also Note 2 for a further discussion of our discontinued operations.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements ("Consolidated Financial Statements") include our accounts and those of our subsidiaries and, have been prepared in accordance with U.S. GAAP. and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany accounts and transactions have been eliminated in consolidation.
Discontinued Operations
The Company believes that the sale of the Brazil Operations meets the criteria for discontinued operations presentation at December 31, 2022. Accordingly, such assets and liabilities at December 31, 2022, results of operations and cash flows for the year ended December 31, 2022 have been classified as discontinued operations on our Consolidated Balance Sheet, Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively. The classification of these assets, liabilities, results of operations and cash flows as discontinued operations requires retrospective application to financial information for all prior periods presented. Therefore, such assets and liabilities at December 31, 2021, and operating results and cash flows for the year ended December 31, 2021 have been recast on our Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statements of Cash Flows, respectively. Unless otherwise noted, the amounts presented throughout the notes to our Financial Statements relate to our continuing operations. See Note 2 for further discussion of the Company's discontinued operations.

Reclassifications
The Company reclassified $1.9 million from selling, general and administrative expenses to costs of revenues and other within the Consolidated Statements of Operations for the year ended December 31, 2021 to conform to current period presentation. Such reclassifications had no impact on the consolidated financial position, income from operations, net income (loss) or cash flows. See Note 3 for a disaggregation of revenues as the Company presents revenues and cost of revenues in aggregate on its Consolidated Statements of Operations.
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
Accounts receivable are stated at cost, net of any allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Our allowance for doubtful accounts was $0.2 million for both December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, the Company recorded bad debt expense of $0.2 million and $0.1 million, respectively.
(d) Inventories
LNG inventory consists of LNG produced that is either (1) in a storage container at our plants or (2) in a storage trailer that is in transit to a customer. Inventory quantities are measured at each reporting period and are valued at the lower of cost or net realizable value, determined on a first-in, first-out basis.
(e) Derivative Instruments
The Company had certain natural gas derivative instruments as of December 31, 2022. The Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on its Consolidated Balance Sheet. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for and has been designated as a hedge and the type of hedge. The Company has not designated its derivative instruments as hedges under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within the Consolidated Statements of Operations. The Company did not enter into any derivative transactions for speculative purposes. See Note 5 for further discussion of the Company's derivatives.

The Company enters into forward sales contracts for the delivery of LNG to its customers. Certain of these sales contracts contain provisions that may meet the criteria of a derivative in the event delivery is not made. These contracts are accounted for under the normal purchase normal sales exclusion under U.S. GAAP and are not measured at fair value each reporting period.
(f) Property, Plant and Equipment
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
Property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flows basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flows models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairments of the Company’s long-lived assets in the years ended December 31, 2022 and 2021.
(g) Goodwill
Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. All of our goodwill was recognized from business acquisitions during the third quarter of 2019 and is not amortized. We test goodwill for impairment annually or more frequently if a triggering event occurs. A triggering event occurs when there are changes in circumstances or events that indicate the assets carrying value may not be recoverable. During the year ended December 31, 2022, $0.1 million of goodwill was included in the impairment of the Brazil Operations and is included within loss from discontinued operations (see Note 2). The Company tested its remaining goodwill for impairment during the year ended December 31, 2022 and, based upon a qualitative assessment, it determined a quantitative assessment was not required and no additional impairments of goodwill were identified. No impairments of goodwill were identified for the year ended December 31, 2021.
(h) Leases
We determine if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded in our consolidated balance sheet unless we are reasonably certain at inception of the lease that we will renew the lease for a period that extends the initial term longer than 12 months. All leases with an initial term greater than 12 months, whether classified as operating or finance, are recorded to our consolidated balance sheet based on the present value of lease payments over the lease term, determined at lease commencement. Determination of the present value of lease payments requires a discount rate. We use the implicit rate in the lease agreement when available. Most of our leases do not provide an implicit interest rate; therefore, we use a weighted average borrowing rate based on the information available at the commencement date. Certain of our leases contain non-lease components which are not separated from the lease components when calculating the right-of-use asset and lease liability per our use of the practical expedient to combine both components of an arrangement for all classes of leased assets. See also Note 11 for a further discussion or our leases.

(i) Revenue Recognition

The Company recognizes revenue from our contracts in accordance with Accounting Standards Update (“ASU”) 2014-09, Topic 606 “Revenue from Contracts with Customers” (“Topic 606”). Topic 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues from contracts with customers are disaggregated into (1) LNG product and (2) rental, (3) service, and (4) other.

The Company recognizes revenue associated with the sale of LNG at the point in time when the customer obtains control of the asset. In evaluating when a customer has control of the asset, the Company primarily considers whether the transfer of legal title and physical delivery has occurred, whether the customer has significant risks and rewards of ownership, and whether the customer accepted delivery and a right of payment exists. Revenues from the providing of services, transportation and equipment to customers is recognized as the service is performed. Revenue is measured as consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Amounts are billed upon completion of service or transfer of a product and are generally due within 30 days. See also Note 3 for a further discussion of our accounting policy for revenue recognition.
(j) Income Taxes
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. As of December 31, 2022 and 2021, the Company had no uncertain tax positions that required recognition. See Note 13 for a further discussion of our accounting policy related to income taxes.
The Company files income tax returns in the United States of America with the federal government and various state taxing authorities, in Mexico, Canada and formerly in Brazil. With few exceptions, the Company is subject to examination by the applicable taxing authorities for years after 2018.
(k) Earnings Per Share (“EPS”)
Basic earnings per share, or EPS, is computed by dividing net income (loss) available to stockholders by the weighted average shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue shares, such as stock options and warrants were exercised. The Company had no dilutive securities for the years ended December 31, 2022 or 2021 since the Company incurred net losses for both continuing and discontinued operations for these periods and inclusion would be antidilutive.
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
The carrying value of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued liabilities approximate their respective fair values due to their relative short maturities. The Company estimated the fair value of its fixed and variable rate debt as $11.3 million compared to a carrying value of $12.0 million (see Note 10) at December 31, 2022. The Company’s estimate of fair value is subjective in nature and is dependent on a number of important assumptions, including discount rates. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the Company’s estimate of its incremental borrowing rate at December 31, 2022 (within Level 2 of the fair value hierarchy). Different market assumptions and estimation methodologies could result in different estimations of fair value.
Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include certain nonfinancial assets and liabilities acquired in a business combination, are measured at fair value using quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar assets or liabilities.
(n) Foreign Currency Gains and Losses
Foreign currency translations are included as a separate component of comprehensive income (loss). The Company has determined the local currency of its foreign subsidiaries and foreign joint ventures to be the functional currency. In accordance with Accounting Standards Codification (ASC 830), the assets and liabilities of the foreign equity investees and foreign subsidiaries, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date and net sales and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income (loss), net of deferred income taxes, which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations. In the event of liquidation of a foreign subsidiary, amounts included within accumulated other comprehensive income (loss) ("AOCI") and related to cumulative foreign currency translation gains and losses are reclassified out of AOCI and into net income (loss) upon sale.
(o) Stock-based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). Compensation expense for stock-based awards expected to vest is recognized on a straight-line basis over the requisite service period of the award based on their grant date fair value. See also Note 15 for further discussion of our stock-based compensation.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contract modifications, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU No. 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU No. 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. Adoption of ASU No. 2020-04 did not have a material impact on the Company's Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments,” which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For receivables, and other short-term financial instruments, companies will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination. ASU No. 2016-13 will be effective for the Company in the first quarter 2023. Early adoption of the new standard is permitted; however, Stabilis has not elected to early adopt the standard. The Company believes that the impact of ASU 2016-13, if any, will be immaterial to our consolidated financial statements.

2. DISCONTINUED OPERATIONS
On October 31, 2022, the Company entered into a sales agreement and closed on the sale of its Brazil Operations. The Company believes that the sale of the Brazil Operations meets the criteria for discontinued operations presentation within the Consolidated Financial Statements at December 31, 2022, as the decision to exit these operations represents a strategic shift of the future operations of the Company with separately reported financial information available as the Brazil Operations represent substantially all of the revenue and expenses of the Company's previously reported Power Delivery segment.
Accordingly, such assets and liabilities at December 31, 2022, results of operations for the year ended December 31, 2022 and cash flows for the year ended December 31, 2022 have been classified as discontinued operations on our Consolidated Balance Sheet, Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively. The classification of these assets, liabilities, results of operations and cash flows as discontinued operations requires retrospective application to financial information for all prior periods presented. Accordingly, the Consolidated Financial Statements and related notes have been updated to separately state the assets and liabilities, revenues and expenses and cash flows between its continuing operations and the discontinued operations as of and for all periods presented.
Corporate allocations of and $0.1 million previously reported within the Company's Power Delivery segment have been excluded from discontinued operations for the year ended December 31, 2021. Included within the Company's net loss from discontinued operations for December 31, 2022 is $0.6 million of cumulative translation losses which were reclassified out of AOCI and into net loss upon sale of the Brazil Operations.
The following table summarizes the components of income (loss) from discontinued operations (in thousands):

	Year Ended December 31,
	2022	2021
Revenue	$9,942	$7,994
Costs and expenses	9,630	7,958
Impairment	1,447	—
Cumulative foreign exchange loss	626	—
Other income and interest expense, net	(84)	117
Income (loss) from discontinued operations before income taxes	(1,845)	153
Income tax expense	149	321
Loss from discontinued operations, net of income taxes	$(1,994)	$(168)

The following table summarizes the assets and liabilities of discontinued operations (in thousands):

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$—	$1,149
Accounts receivable, net	—	926
Contract assets and other current assets	—	1,371
Total current assets of discontinued operations	—	3,446
Property, plant and equipment, net	—	522
Goodwill	—	138
Other noncurrent assets	—	172
Total assets of discontinued operations	$—	$4,278

	December 31,
	2022	2021
Liabilities
Accounts payable	$—	$492
Accrued liabilities	—	1,213
Current portion of notes payable	—	108
Current portion of finance and operating lease obligations	—	118
Total current liabilities of discontinued operations	—	1,931
Long-term notes payable, net of current portion and other noncurrent liabilities	—	288
Total liabilities of discontinued operations	$—	$2,219
Impairment of Brazil Operations
The Company recorded an impairment charge of $1.4 million during the third quarter of 2022 as it determined that the decision to exit the Brazil Operations was an event that indicated that the group of assets' carrying value may not be recoverable. The Company estimated the fair value of $0.9 million (calculated as the estimated net proceeds that would be received in an orderly and timely sale of the operations) less the carrying value of the Brazil net assets at September 30, 2022. The impairment charge is included within income (loss) from discontinued operations, net of tax as reported in the Consolidated Statements of Operations for the year ended December 31, 2022.
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
LNG Revenue
Revenues from contracts with customers are disaggregated into (1) LNG product (2) rental (3) service and (4) other.
LNG product revenue generated includes the revenue from the product and delivery of LNG to our customer’s location. Product contracts are established by agreeing on a sales price or transaction price for the related item. Product revenue is recognized upon delivery of the related item to the customer, at which point the customer controls the product and the Company has an unconditional right to payment. Payment terms for product contracts are generally within thirty days from the receipt of the invoice. The Company acts as a principal when using third party transportation companies and therefore recognizes the gross revenue for the delivery of LNG. The Company enters into forward sales contracts for the delivery of LNG to its customers. Certain of these sales contracts contain provisions that may meet the criteria of a derivative in the event delivery is not made. These contracts are accounted for under the normal purchase normal sales exclusion under U.S. GAAP and are not measured at fair value each reporting period.
Rental, service and other revenue generated by the Company includes equipment and human resources provided to the customer to support the use of LNG and power delivery equipment and services in their application. Rental contracts are established by agreeing on a rental price or transaction price for the related piece of equipment and the rental period which is generally daily or monthly. Revenues related to rental of equipment are recognized under Topic 606 and not ASC 842: Leases as the Company maintains control of the equipment that the customer uses and can replace the rented equipment with similar equipment should the rented equipment become inoperable or the Company chooses to replace the equipment for maintenance purposes. Revenue is recognized as the rental period is completed and for periods that cross month end, revenue is recognized for the portion of the rental period that has been completed to date. Payment terms for rental contracts are generally within thirty days from the receipt of the invoice. Performance obligations for rental revenue are considered to be satisfied as the rental period is completed based upon the terms of the related contract. LNG service revenue generated by the Company consists of mobilization and demobilization of equipment and onsite technical support while customers are consuming LNG in their applications. Service revenue is billed based on contractual terms that can be based on an event (i.e. mobilization or demobilization) or an hourly rate. Revenue is recognized as the event is completed or work is done. Payment terms for service contracts are generally within thirty days from the receipt of the invoice. Performance obligations for service revenue are considered to be satisfied as the event is completed or work is done per the terms of the related contract.
Certain of our contracts may include rental or services that may vary upon the customer demands at stated rates within the contract and are satisfied as the work is authorized by the customer and performed by the Company. LNG product sales agreements may include both fixed and variable fees per gallon, but is representative of the stand-alone selling price for LNG at the time the contract was negotiated. We have concluded that the variable LNG fees meet the exception for allocating variable consideration to specific parts of the contract. As such, the variable consideration for these contracts is allocated to each distinct molecule of LNG and recognized when that distinct molecule of LNG is delivered to the customer.
Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use and value-added taxes, are excluded from revenue.
Disaggregated Revenues
The table below presents revenue disaggregated by source, for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
Revenues:	2022	2021
LNG Product	$83,095	$55,699
Rental	13,102	10,651
Service	1,943	1,287
Other	683	1,534
	$98,823	$69,171
The table below presents revenue disaggregated by geographic location, for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
Revenues:	2022	2021
United States	$82,310	$57,084
Mexico	16,513	12,087
	$98,823	$69,171

4. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISKS
Significant Customers
A material part of the Company’s business is dependent on a few customers, the loss of which could have a material adverse effect on the Company. The tables below present customers representing greater than 10% of total revenues and/or outstanding accounts receivable as of and for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
Revenue	2022	%	2021	%
Customer 1	$17,288	17.5%	$18,964	27.4%
Customer 2	9,561	9.7%	—	—%
Customer 3	10,765	10.9%	8,179	11.8%
Customer 4	9,593	9.7%	$7,722	11.2%
	$47,207	47.8%	$34,865	50.4%

	At December 31,
Accounts Receivable	2022	%	2021	%
Customer 1	$968	5.9%	$2,086	22.2%
Customer 2	5,855	35.9%	—	—%
Customer 3	69	0.4%	613	6.5%
Customer 4	1,953	12.0%	$2,179	23.2%
	$8,845	54.2%	$4,878	51.9%

No other customer represented more than 10% of the Company’s total revenue for the years ended December 31, 2022 and 2021.
5. DERIVATIVE INSTRUMENTS
Natural gas derivatives
As of December 31, 2022, the Company held a series of call options (the "Call Options”) for the purchase of natural gas related to customer commitments. The Call Options are for a total of 1.3 million MMBtu (million British thermal units) of natural gas at December 31, 2022, and extend into the second quarter of 2024. The Company purchased the Call Options to manage the risk of increasing natural gas prices above what it can charge its customers. The Company may also enter into other derivative transactions when beneficial. During 2022, the Company also entered into a swap with a counterparty for 75,000 MMBtu whereby the Company exchanged the monthly fixed price of natural gas for the daily price. There were no remaining volumes outstanding under this swap at December 31, 2022. The Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on its Condensed Consolidated Balance Sheet. The fair value of the Call Options are predominantly determined from broker quotes and are considered a level 2 fair value measurement. The following table presents the location and fair value of the Call Options at December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
Location on Consolidated Balance Sheet	2022	2021 (2)
Prepaid expenses and other current assets (1), (3)	$347	$—
Right-of-use assets and other noncurrent assets (1), (3)	225	—
	$572	$—
_______________
(1)    Amounts are presented on a gross basis.
(2)    The Company did not have any derivative instruments at December 31, 2021.
(3)    The classification between current and noncurrent assets is based upon when the Call Options mature.

The Company has not designated the Call Options as a hedge under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within change in unrealized loss on natural gas derivatives within the Company's Condensed Consolidated Statements of Operations. The table below presents the changes in the fair value of the Call Options for the years ended December 31, 2022 as well as the net realized gains and losses for all of its derivatives for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
Changes in fair value of derivatives	2022	2021(1)
Fair value of natural gas derivatives, beginning of period	$—	$—
Purchases of natural gas derivatives	2,241	—
Realized gains (losses), net	(791)	—
Change in unrealized loss on natural gas derivatives (2)	(878)	—
Fair value of natural gas derivatives, end of period	$572	$—
	For the Year Ended December 31,
Realized gain (loss) from derivative instruments	2022	2021(1)
Realized gains (losses), net	$(791)	$—
Derivative settlement payments received	1,235	—
Derivative settlement payments made	(31)	—
Total realized gain (loss) from natural gas derivatives, net (3)	$413	$—
_______________
(1)    The Company did not have any derivative instruments at December 31, 2021.
(2)    Amounts are presented as their own separate line item within the Company's Consolidated Statement of Operations.
(3)    Amounts are included within cost of revenues on the Company's Consolidated Statement of Operations.
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The Company’s prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid LNG	$—	$92
Prepaid insurance	990	892
Prepaid supplier expenses	286	201
Other receivables	254	61
Natural gas derivatives at fair value, current	347	—
Deposits	236	243
Other	73	33
Total prepaid expenses and other current assets	$2,186	$1,522
7. ASSETS HELD FOR SALE AND PROPERTY, PLANT AND EQUIPMENT, NET
Assets Held for Sale
During 2022, the Company entered into an agreement to sell certain assets for $2.0 million. At December 31, 2022, the Company had received the funds; however, the purchaser had not taken delivery of the assets and they remained within the Company's custody at December 31, 2022, but are expected to be delivered to the purchaser during the first quarter of 2023. The Company classified the assets as assets held for sale which are included as their own line item on the Company's Consolidated Balance Sheet at December 31, 2022. Proceeds received from the purchaser have been reported as investing activities within the Company's Consolidated Statement of Cash flows for the year ended December 31, 2022 and included within accrued liabilities on the Company's Condensed Consolidated Balance Sheet at December 31, 2022. The proceeds received from the sale equaled the carrying value of the assets. Accordingly, no gain or loss was recorded related to this sale. These assets are classified as construction in progress within property, plant and equipment and did not meet the criteria for discontinued operations presentation.
Property, Plant and Equipment
The Company’s property, plant and equipment, net consisted of the following (in thousands):

	Estimated Useful Life	December 31,
	(years)	2022	2021

Liquefaction plants and systems	10 - 15	$47,636	$47,236
Real property and buildings	3 - 25	2,057	2,047
Vehicles and tanker trailers and equipment	2 - 10	52,647	49,905
Computer and office equipment	2 - 7	470	478
Construction in progress	—	527	1,495
Leasehold improvements	—	31	31
		103,368	101,192
Less: accumulated depreciation		(55,699)	(47,027)
		$47,669	$54,165
Depreciation expense for December 31, 2022 and 2021 totaled $8.7 million and $8.9 million respectively, of which all is included in the Consolidated Statements of Operations as its own line item.
Acquisition of Port Allen Facility
On June 1, 2021 the Company closed on the purchase of an LNG production facility in Port Allen, Louisiana. The acquisition included the LNG liquefaction facility, the related assets and real property. The Company paid consideration of $5.0 million in cash plus legal fees and closing costs of approximately $0.1 million and 500,000 shares of Company common stock, subject to a registration rights agreement, which shares were valued at $3.8 million. The purchase was accounted for as an asset acquisition.
8. INVESTMENTS IN FOREIGN JOINT VENTURES
BOMAY
We hold a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), who owns 51%. The remaining 9% is owned by AA Energies, Inc. The Company made no sales to its joint venture during 2022 and 2021.
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
The tables below present a summary of BOMAY's assets and liabilities and its operational results as of and for the years ended December 31, 2022 and 2021 in U.S. dollars (in thousands):

	Year Ended December 31,
	2022	2021
Revenues	$89,634	$72,884
Gross Profit	14,306	13,923
Earnings	4,380	5,041

	December 31,
	2022	2021
Assets:
Total current assets	$88,536	$75,249
Total non-current assets	3,016	3,544
Total assets	$91,552	$78,793
Liabilities and equity:
Total liabilities	$58,482	$45,253
Total joint ventures’ equity	33,070	33,540
Total liabilities and equity	$91,552	$78,793
The following is a summary of activity in our investment in BOMAY for the years ended December 31, 2022 and 2021 in U.S. dollars (in thousands):

	December 31,
Investments in BOMAY(1)(2)	2022	2021
Fair value at merger	$9,333	$9,333
Undistributed earnings:
Balance at beginning of period	1,965	1,908
Equity in earnings	1,880	2,146
Dividend distributions	(1,550)	(2,089)
Balance at end of period	2,295	1,965
Foreign currency translation:
Balance at beginning of period	1,027	656
Change during the period	(1,049)	371
Balance at end of period	(22)	1,027
Total investment in BOMAY at end of period	$11,606	$12,325

_______________
(1)Accumulated statutory reserves in equity method investments of $2.66 million at December 31, 2022 and 2021 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.
(2)The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference is being accreted over eight years (the expected life of the joint venture) and summarized in the following table at December 31, 2022 and 2021 (amounts in thousands):

	December 31,
	2022	2021
Original basis difference	$1,165	$1,165
Less accumulated accretion	(443)	(314)
Net remaining basis difference, net at end of period	$722	$851

The Company's accretion during the years ended December 31, 2022 and 2021 totaled approximately $129 thousand and $129 thousand, respectively, and is included in income from equity investments in foreign joint ventures in the accompanying Consolidated Statement of Operations.
In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. There were no impairments recognized in the years ended December 31, 2022 and 2021.
Energía Superior
On August 20, 2019, we completed the formation of Energía Superior, a joint venture with CryoMex, to pursue investments in distributed natural gas production and distribution assets in Mexico. CryoMex is controlled by Grupo CLISA, a Monterrey, Mexico-based developer and operator of businesses in multiple end markets including energy. We own a 50% interest in Energía Superior. As of December 31, 2022 and 2021, the Company has not made any material investments in Energía Superior.
9. ACCRUED LIABILITIES
The Company’s accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Compensation and benefits	$3,111	$2,465
Professional fees	454	275
LNG fuel and transportation	6,549	2,788
Accrued interest	33	53
Customer deposits and prepayments (1)	8,456	—
Other taxes payable	701	476
Other accrued liabilities	338	260
Total accrued liabilities	$19,642	$6,317
_______________
(1)Includes a $4.6 million customer deposit to be credited back to the customer at conclusion of the contract and $2.0 million for assets held for sale.
10. DEBT
The Company’s carrying value of debt, net of debt issuance costs, at December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Secured term note, net of debt issuance costs	$8,650	$7,608
Secured promissory note - related party	2,435	3,603
Insurance and other notes payable	848	855
Total	11,933	12,066
Less: amounts due within one year	(3,283)	(2,023)
Total long-term debt, net of debt issuance costs	$8,650	$10,043
Secured Term Note
On April 8, 2021, the Company entered into a loan agreement (the “Loan Agreement”) with AmeriState Bank (“Lender”), as lender, pursuant to the United States Department of Agriculture, Business & Industry Loan Program, to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “AmeriState Loan”). As of December 31, 2022 and

2021, the amount drawn and outstanding totaled $9.0 million. The AmeriState Loan, which is in the form of a term loan facility, matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter. The AmeriState Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the AmeriState Loan. Upon an Event of Default (as defined in the Loan Agreement), the Lender may (i) terminate its commitment, (ii) declare the outstanding principal amount of the Advancing Notes (as defined in the Loan Agreement) due and payable, or (iii) exercise all rights and remedies available to Lender under the Loan Agreement.
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
Beginning December 31, 2022, the Loan Agreement requires the Company to meet certain financial covenants which include a debt-to-net-worth ratio of not more than 9.1 to 1.0 and a debt service coverage ration of not less than 1.2 to 1.0. At December 31, 2022, the Company was in compliance with all of its debt covenants.
Secured Promissory Note - Related Party
On August 16, 2019, the Company issued a Secured Promissory Note to MG Finance Co., Ltd., a related party, in the principal amount of $5.0 million, at an interest rate per annum of 6.0% until December 10, 2020, and 12.0% thereafter, maturing in December 2022. On September 20, 2021, the Company amended its secured promissory note with MG Finance Co., Ltd, to defer scheduled debt and interest payments from September through December 2021 for a period of one year, with such payments to be included with the scheduled payments from September through December 2022. The Company again amended its secured promissory note with MG Finance Co., Ltd, on March 9, 2022 to defer scheduled debt and interest payments beginning April 2022 and lower the interest rate from 12.0% to 6.0%. Repayments under the amendment resumed in October 2022 and are in equal monthly installments through December 2023. The balance at December 31, 2022 of $2.4 million is classified as current on the Company's Consolidated Balance Sheet in accordance with the amended terms. The debt is secured by certain equipment of the Company. See Note 12 for a further discussion of this Secured Promissory Note.
Insurance Notes Payable
The Company finances its annual commercial insurance premiums for its business and operations with a finance company. The dollar amount financed was $1.4 million for the 2022 to 2023 policy. The outstanding principal balance on the premium finance note was $0.8 million at December 31, 2022 and $0.9 million at December 31, 2021. The renewal occurred in September 2022 and covers a period of up to one year. The Company makes equal monthly payments of principal and interest over the term of the notes which are generally 10 months or 11 months in term. The interest rate for the 2022 to 2023 insurance policy is 6.31%. The interest rate for the 2021 to 2022 insurance policy was 3.95%.
Unsecured Promissory Note
The Company received loan proceeds of $1.1 million (the “PPP Loan”) in 2020 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Under the terms of the PPP, all or a portion of the principal may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. In June 2021, the forgiveness of the PPP Loan was approved by the Small Business Administration in full and the PPP Loan has been forgiven. The Company recognized a gain on forgiveness of debt in the amount of $1.1 million during 2021, which is included in other income (expense) within our Consolidated Statements of Operations.

Debt Maturities and Interest Expense
We had total indebtedness, net of debt issuance costs, on our Consolidated Balance Sheet of $12.0 million as of December 31, 2022. Expected maturities, excluding debt issuance costs of $0.3 million at December 31, 2022 are as follows (in thousands).

Year Ended December 31,
2023	$3,283
2024	857
2025	1,285
2026	1,285
2027	1,285
Thereafter	4,285
Total long-term debt, including current maturities	$12,280
During the years ended December 31, 2022 and 2021, the Company recorded interest expense related to the above indebtedness and related to leases (see Note 11 below) as follows (in thousands):

	December 31,
	2022	2021
Secured term note	$551	$298
Secured term note payable - related party	—	22
Secured promissory note - related party	179	546
Insurance and other notes payable	31	17
Interest from leases	9	18
Total interest expense	$770	$901
11. LEASES
Our lease portfolio primarily consists of operating leases for certain facilities and office spaces, and financing leases for equipment. Our leases have remaining terms of 1 year to 3 years and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease assets also include any upfront lease payments made and exclude lease incentives and initial direct cost incurred. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
Lease termination and impairment of ROU lease asset
On July 30, 2021, the Company terminated its office lease with Millenium-Windfall Partners, Ltd for a fixed settlement of $0.4 million, payable in 43 monthly payments. In accordance with the termination, the Company was released from all future rights and obligations under the lease. In accordance with the termination of the lease, the Company recorded an impairment charge of $0.4 million related to its remaining right-of-use asset for this lease during the third quarter 2021 which is included within selling, general and administrative expenses of the Company's Consolidated Statement of Operations for the year-ended December 31, 2021. The Company also remeasured the lease obligation as of July 30, 2021 and the remaining obligation of $0.4 million under the termination settlement was included in the Company's liabilities at December 31, 2021. At December 31, 2022, the remaining obligation of $0.3 million is included in Consolidated Balance Sheet.

The following table summarizes our operating and finance lease assets and liabilities as of December 31, 2022 and 2021 (in thousands):

		December 31,
	Balance sheet line item classification	2022	2021
Assets
Operating lease assets	Right-of-use assets and other noncurrent assets	$—	$167
Finance lease assets	Property and equipment, net of accumulated depreciation	64	85
Total lease assets		$64	$252
Liabilities
Current
Operating	Current portion of operating lease obligations	$114	$275
Finance	Current portion of finance lease obligation (includes related parties)	19	17
Noncurrent
Operating	Long-term portion of operating lease obligation	141	255
Finance	Long-term portion of finance lease obligations	42	64
Total lease liabilities		$316	$611
The following table summarizes the components of lease expense for the year ended December 31, 2022 and 2021 (in thousands):

Lease Cost	Classification	Year Ended December 31,
		2022	2021
Operating lease cost	Cost of sales	$142	$155
Operating lease cost	Selling, general and administrative expenses	215	202
Finance lease cost:
Amortization of leased assets	Depreciation expense	21	19
Interest on lease liabilities	Interest expense	9	18
Net lease cost		$387	$394
Other
The Company leases certain buildings and facilities, including office space in Houston, Texas; Monterrey, Mexico; storage sites for commercial trailers in Herber, California; Christmas, Florida and Hudson, Colorado; and certain equipment under non-cancellable operating leases expiring at various dates through January 2024. Leases which are less than twelve months and have no cancellation penalties are not recorded on the Consolidated Balance Sheets.
Office rent expense totaled approximately $216 thousand and $202 thousand for the years ended December 31, 2022 and 2021, respectively.
The following schedule presents the future minimum lease payments for our operating and finance lease obligations at December 31, 2022 (in thousands):

	Operating Leases	Finance Leases	Total
2023	$126	$25	$151
2024	125	42	167
2025	21	—	21
2026 and Thereafter	—	—	—
Total lease payments	272	67	339
Less: Interest	(17)	(6)	(23)
Present value of lease liabilities	$255	$61	$316

Lease term and discount rates for our operating and finance lease obligations are as follows:

	December 31,
Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term (years)
Operating leases	2.2	2.6
Finance leases	1.1	2.1
Weighted-average discount rate
Operating leases	5.8%	6.0%
Finance leases	10.7%	10.7%
The following table summarizes the supplemental cash flow information related to leases as of December 31, 2022 and 2021(in thousands):

Other information	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$274	$168
Financing cash flows from finance leases	19	671
Interest paid	9	18
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$104
12. RELATED PARTY TRANSACTIONS
Secured Term Note Payable - Related Party
The Company had a Secured Term Note Payable with Chart E&C in the principal amount of $1.1 million, which was repaid in full during the third quarter 2021.
Secured Promissory Note - Related Party
On August 16, 2019, the Company issued a Secured Promissory Note to MG Finance Co., Ltd., a subsidiary of The Modern Group, a related party, in the principal amount of $5.0 million, at an interest rate per annum of 6% until December 10, 2020, and 12% thereafter. The following individuals serve in various leadership capacities for The Modern Group: Casey Crenshaw (our Chairman of the Board) as President and Ben Broussard (a member of our Board) as Chief Financial Officer of both The Modern Group as well as its subsidiary, MG Finance Co., Ltd. Casey Crenshaw is the beneficial owner of 50% of The Modern Group and is deemed to jointly control The Modern Group with family members. Stacey Crenshaw (a member of our Board) is the spouse of Casey Crenshaw. On September 20, 2021, the Company amended its secured promissory note with MG Finance Co., Ltd, to defer scheduled debt and interest payments from September through December 2021. The Company again amended its secured promissory note with MG Finance Co., Ltd, on March 9, 2022 to defer scheduled debt and interest payments beginning April 2022 and lower the interest rate from 12.0% to 6.0%. Repayments under the amendment resumed in October 2022 and in equal monthly installments through December 2023. See Note 10 for further discussion of this promissory note.
Other Purchases and Sales
The Company purchases supplies and services from a subsidiary of The Modern Group. During the years ended December 31, 2022 and 2021, purchases from The Modern Group totaled $0.3 million and $1.0 million, respectively. Office rent of $0.1 million was paid to The Modern Group during the years ended December 31, 2022 and 2021, respectively. There were no sales to The Modern Group in 2022.The Company had $13 thousand in sales of supplies and services to The Modern Group in 2021. There was no receivable due from The Modern Group as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, respectively, we had $0.1 million and $0.7 million due to The Modern Group included in accounts payable on the consolidated balance sheets.

Chart Energy & Chemicals, Inc. (“Chart E&C”) beneficially owns 8.0% of our outstanding common stock. The Company purchases services from Chart E&C. During the years ended December 31, 2022 and 2021, purchases from Chart E&C totaled $1.1 million and $0.3 million. As of December 31, 2022 and 2021, we had $0.5 million and $0.2 million due to Chart E&C included in accounts payable on the consolidated balance sheets.
Applied Cryo Technologies, Inc. (“ACT”), is a company that was owned 51% by Crenshaw Family Holdings International, Inc. Crenshaw Family Holdings sold its interest in ACT on November 22, 2021, thus no transactions are reflected in 2022. During the year ended December 31, 2021, the Company paid $0.6 million for equipment, repairs, and services. The Company also sold $29 thousand of LNG to ACT during the year ended December 31, 2021. As of December 31, 2021 we had $18 thousand due from ACT included in accounts receivable on the consolidated balance sheets and we had $23 thousand due to ACT included in accounts payable on the consolidated balance sheets.
13. INCOME TAXES
The components for income tax expense included in the accompanying consolidated statements of operations for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	December 31, 2022	December 31, 2021
Current state income tax expense	$(108)	$267
Current foreign income tax expense	373	220
Deferred federal income tax expense	—	—
Income tax expense from continuing operations	$265	$487

Income tax expense from discontinued operations	$149	$321

A reconciliation of income taxes computed using the 21% U.S. federal statutory rate to the amount reflected in the accompanying consolidated statement of operations within net loss from continuing operations for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	December 31, 2022	December 31, 2021
Income tax benefit using U.S. federal statutory rate	$(633)	$(1,468)
State income tax expense	(85)	211
Foreign income tax expense	155	205
Foreign tax rate difference	377	(95)
Non-deductible expenses	447	(31)
Change in valuation allowance	1,677	1,458
Capital loss carryforward	(1,719)	—
Other	46	207
Total income tax expense from continuing operations	$265	$487

The effects of temporary differences and carryforwards that give rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2022	December 31, 2021
Federal net operating loss carryforward	$12,027	$13,446
Accrued interest to related parties, not deductible until paid	—	119
Stock compensation	511	109
Accrued compensation	56	357
Basis of intangible assets	191	250
Capital loss carryforward	1,719	—
Other	28	35
Valuation allowance	(9,774)	(8,097)
Total deferred tax assets	4,758	6,219

Basis of property, plant and equipment	4,139	5,612
Prepaid expenses	225	215
Basis in foreign entity	394	325
Other	—	67
Total deferred tax liabilities	4,758	6,219
Net deferred tax liabilities	$—	$—
At December 31, 2022, the Company has net operating loss carry forwards of approximately $57.3 million which may be used to offset future taxable income. The net operating loss carryforwards includes $42.8 million of losses arising prior to December 31, 2017 that expire in 2028 through 2037. Those arising in tax years after 2017 can be carried forward indefinitely. Also, for losses arising in taxable years beginning after December 31, 2017 the operating loss deduction is limited to 80% of taxable income (determined without regard to the deduction). Since the Company has not yet generated significant taxable income, a valuation allowance has been established to fully reserve the Company's net deferred tax assets at December 31, 2022. A change in ownership eliminated substantially all net operating loss carryforwards of an acquired subsidiary at July 26, 2019.
The Company recognizes the tax benefit or obligation from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based not only on the technical merits of the tax position based on tax law, but also past administrative practices and precedents of the taxing authority. The tax benefits or obligations are recognized in our financial statements if there is a greater than 50% likelihood of the tax benefit or obligation being realized upon ultimate resolution. As of the years ended December 31, 2022 and 2021, the Company had no uncertain tax positions that required recognition.
As of December 31, 2022, the Company's tax returns for years 2019 to 2021 remain subject to examination for both federal and state filings.
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
Other
Future capital expenditures will be dependent upon accretive investment opportunities as well as the availability of additional capital at favorable terms which is difficult to predict. At December 31, 2022, we had open purchase orders with approximately $1.0 million remaining related to future commitments for capital expenditures.
15. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Common Stock
The Company is authorized to issue up to 37,500,000 shares of Common Stock, $0.001 par value per share. The following table summarizes issuances of shares of our common stock for the years ended December 31, 2022 and 2021 (amounts in thousands):

		Year Ended December 31,
Issuance	Additional disclosure	2022	2021
Vesting of employee stock awards (1)	Stock-Based Compensation discussion below	728,799	294,642
Acquisition of Port Allen facility (2)	Note 6	—	500,000
______________
(1)    Amounts are net of shares withheld to cover employee tax payments. Amounts vested are for various employees.
(2)    In May 2021, the Company issued 500,000 shares of common stock, valued at $3.8 million, as partial consideration for the purchase of an LNG production facility in Port Allen, Louisiana. See Note 7 for further discussion of our acquisition of our LNG production facility in Port Allen.
Preferred Stock
Our Board of Directors has the authority, without stockholder approval, to issue up to 1,000,000 shares of Preferred Stock, $.001 par value. The authorized Preferred Stock may be issued by the Board of Directors in one or more series and with the rights, privileges and limitations of the Preferred Stock determined by the Board of Directors. The rights, preferences, powers and limitations of different series of Preferred Stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions, and other matters. As of December 31, 2022, we have no Preferred Stock issued or outstanding.
Stock-Based Compensation Under Our Long-Term Incentive Plan
(a) Stock-Based Compensation Expense
The Company includes stock compensation expense within general and administrative expenses in the Consolidated Statements of Operations. The Company recognized total stock-based compensation costs, net of forfeitures of $2.3 million and $3.2 million for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, the $2.3 million in stock-based compensation expense related to equity awards to executives and other employees For the year ended December 31, 2021, the $3.2 million in stock-based compensation included $2.0 million related to the grant of RSUs and stock options to Westervelt T. Ballard, Jr., as its president and chief executive officer, including the immediate vesting of 250,000 RSUs, $0.5 million related to the accelerated vesting of RSUs granted James Reddinger upon his resignation and the remaining $0.4 million related to RSUs granted to other employees.
(b) Amended and Restated 2019 Long Term Incentive Plan
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
(c) Restricted Stock Units
During 2022, the Company issued 500,000 shares of common stock, to its former chief executive officer pursuant to the terms of his separation and release agreement. The restricted stock units ("RSUs") were expensed during the third quarter 2021.
On February 18, 2022, the Company granted 40,764 RSUs to executives under the Company's 2019 long term incentive plan. The fair value of the RSUs on the date of grant was $0.2 million based on the previous day closing price of our common stock on the grant date and are expensed over a three-year vesting period.
On August 23, 2021, the Company appointed Westervelt T. Ballard, Jr., as its president and chief executive officer. In connection with Mr. Ballard's appointment, the Company granted Mr. Ballard 500,000 RSUs, of which 250,000 RSUs vested immediately on August 23, 2021. On the next vesting date of August 23, 2022, 125,000 RSUs vested, leaving the remaining 125,000 to vest on August 23, 2023, conditioned on Mr. Ballard remaining continuously employed through the August 23, 2023 vesting date. The fair value of the RSUs on the date of grant was $3.4 million based on the previous day closing price of our common stock on the grant date.
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

A summary of the Company's restricted stock awards activity during the fiscal years 2022 and 2021 are presented in the following table:

	# of Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value per Share
Unvested at 12/31/2020	783,806	1.76
Granted	500,000	6.78
Vested (1)	(851,283)	3.23
Forfeited	(5,504)	1.75
Unvested at 12/31/2021	427,019	1.76
Granted	40,764	4.11
Vested	(247,006)	4.30
Forfeited	(9,838)	1.75
Unvested at 12/31/2022	210,939	4.43
______________
(1) Amount includes 500,000 RSUs which vested upon the resignation of Mr. Reddinger and 250,000 RSUs which vested upon the employment of Mr. Ballard as described above.
(d) Stock Options
On February 18, 2022, the Company granted executives 774,505 stock options under the 2019 plan to purchase an equal amount of the Company’s common stock, with a strike price equal to $6.00 per share. The stock options will vest equally over a three-year vesting period. The Company estimated the value of the options using a valuation model. The full aggregate fair value determined was $1.5 million using observable inputs from trading values of the Company's shares of stock. The stock options are expensed over the vesting period. The Company recognized stock-based compensation for the year ended December 31, 2022, which is included in general and administrative expenses in the consolidated statements of operations. Assumptions used in determining the valuation of the options included the following:
•A strike price of $6.00 with 3 year vesting terms and the closing price of the common stock of $4.11.
•The risk free rate assumed the return of a U.S. Treasury bill of 3 years (the vesting period), which was approximately 0.7% at August 23, 2021.
•$0 dividends as we have not historically paid dividends.
•A term of 6.5 years, which was determined as the midpoint between the vesting period of 3 years with an anticipated expiration date of 10 years.
•Volatility of approximately 44%.
On August 23, 2021, the Company agreed to grant Mr. Ballard 1,300,000 options to purchase an equal amount of the Company’s common stock under the terms of Mr. Ballard's employment agreement, with a strike price equal to $10.00 per share, which (i) 442,000 options vested on August 23, 2022, (ii) 429,000 options will vest on August 23, 2023, and (iii) 429,000 options will vest on August 23, 2024, conditioned on Mr. Ballard remaining continuously employed through each vesting date.
The Company estimated the value of the options using a valuation model. The full aggregate fair value determined was $2.9 million using observable inputs from trading values of the Company's shares of stock. The Company recognized the stock-based compensation costs pro-rata for the third and fourth quarters for the year ended December 31, 2022, which is included in general and administrative expenses in the consolidated statements of operations. Assumptions used in determining the valuation of the options included the following:
•A strike price of $10.00 per the employment agreement with 3 year vesting terms and the closing price of the common stock of $6.78 at August 23, 2021 (the date the employment agreement).
•The risk free rate assumed the return of a U.S. Treasury bill of 3 years (the vesting period), which was approximately 0.7% at August 23, 2021.
•$0 dividends as we have not historically paid dividends.

•A term of 6.5 years, which was determined as the midpoint between the vesting period of 3 years with an anticipated expiration date of 10 years.
•Volatility of approximately 44%.
A summary of the Company's stock option awards activity during the fiscal years 2022 and 2021 are presented in the following table:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Value per Option	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	—
Granted	1,300,000	$10.00	$2.21	9.7 years
Outstanding at December 31, 2021	1,300,000	10.00	2.21	9.7 years
Granted	774,505	6.00	1.95	9.1 years
Outstanding at December 31, 2022	2,074,505	$8.51	$2.11	8.9 years
Options vested and exercisable at December 31, 2022	442,000	$10.00	$2.21	8.7 years
(e) Unrecognized Stock-Based Compensation
As of December 31, 2022, the Company had $0.9 million of unrecognized compensation costs related to 210,939 outstanding RSUs and $2.7 million of unrecognized compensation costs related to 1,632,505 outstanding options, both of which are expected to be recognized over a weighted average period of less than two years. All RSUs and stock options are expected to vest.
Employee 401(k) Plan
The Company has established a savings plan ("Savings Plan") which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 90% of their base pay, subject to Internal Revenue Code limitations. The Company contributes to the Savings Plans, subject to limitations. For the years ended December 31, 2022 and 2021, the Company contributed $279 thousand and $231 thousand, respectively, in matching contributions to the Savings Plan.
16. SUPPLEMENTAL CASH FLOW INFORMATION
The Company's supplemental disclosure of cash flow information for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid	$748	$888
Income taxes paid	198	322
Non-cash investing and financing activities:
Common stock issued to acquire fixed assets	$—	$3,795
Equipment acquired from issuance of note payable	359	—
Acquisitions of fixed assets included within accounts payable	466	314
Deferred interest expense reclassified to notes payable	88	136
Insurance premium financing	1,202	1,278
Equipment acquired under finance lease	—	104

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2022 at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2022 based on these criteria. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers of Stabilis Solutions, Inc.
The following table sets forth the names, ages (as of March 9, 2023) and titles of our current executive officers and directors.

Name	Age	Position
J. Casey Crenshaw	48	Chairman of the Board of Directors
Westervelt T. Ballard, Jr.	51	President, Chief Executive Officer and Director
Andrew L. Puhala	53	Chief Financial Officer
Benjamin J. Broussard	43	Director
Stacey B. Crenshaw	46	Director
Edward L. Kuntz	78	Director
Peter C. Mitchell	67	Director
Matthew W. Morris	51	Director
J. Casey Crenshaw
Chairman of the Board of Directors
J. Casey Crenshaw, age 48, was appointed Chairman of Stabilis on July 26, 2019. He served on the Board of Directors of American Electric Technologies, Inc. from 2012 to July 2019 and as the Executive Chairman of the Board of Directors of Stabilis Energy, LLC from November 2018 until July 2019. Mr. Crenshaw previously served as President of Stabilis Energy, LLC from its formation in February 2013 until November 2018. Mr. Crenshaw also serves as President and a member of the Board of Directors of The Modern Group, Ltd., a privately-owned diversified manufacturing, parts and distribution, rental/leasing and finance business headquartered in Beaumont, Texas. Mr. Crenshaw has held various executive positions with The Modern Group since 1997, including over 10 years as Chief Financial Officer. Mr. Crenshaw holds a B.A. in Finance from Texas A&M University. Mr. Crenshaw is the spouse of director Stacey B. Crenshaw.
Westervelt T. Ballard, Jr.
President, Chief Executive Officer and Director
Westervelt T. Ballard, Jr., age 51, was appointed President, Chief Executive Officer and a director on August 23, 2021. Mr. Ballard served as Executive Vice President, Chief Financial Officer and Treasurer of Superior Energy Services, Inc., a highly diversified provider of rental equipment, manufactured products, and engineered and specialized services to the global energy industry from 2018 to 2021. At Superior, Mr. Ballard served in a variety of progressive roles during his 13-year career, including as an Operations Executive Vice President from 2012 to 2018 with full responsibility over strategic and commercial direction, capital allocation, operations, safety, financial and administrative functions for a diversified portfolio of business lines operating in over 30 countries. Additionally, he served as Vice President of Corporate Development where he was responsible for sourcing, evaluating and executing acquisitions and strategic investments globally. Superior entered into Chapter 11 bankruptcy to consummate a prepackaged reorganization in December 2020 and emerged in February 2021. Mr. Ballard served in the United States Marine Corps, earning the rank of captain. He is a graduate of the University of Georgia and is a director of the Marine Corps-Law Enforcement Foundation.
Andrew L. Puhala
Chief Financial Officer
Andrew L. Puhala, age 53, has been Chief Financial Officer of Stabilis since November 2018. From August 2017 until November 2018, Mr. Puhala served as VP of Finance for The Modern Group, Ltd. From September 2015 to June 2017 he served as Chief Financial Officer of ERA Group Inc. (NYSE:ERA), a provider of helicopter transport services primarily to the energy industry. Mr. Puhala served as Chief Financial Officer of American Electric Technologies, Inc. from January 2013 to September 2015 and CFO of AccessESP from 2011- 2012. Mr. Puhala held a variety of senior financial roles at Baker Hughes, Inc. from 1996 - 2011 including VP finance - Middle East Region, Division Controller and Assistant Treasurer. Mr. Puhala is a Certified Public Accountant and received a B.B.A. in Accounting and an M.P.A. from the University of Texas at Austin.

Benjamin J. Broussard
Director
Benjamin J. Broussard, age 43, was appointed to the Board of Directors of Stabilis on July 26, 2019. Mr. Broussard has been the Chief Financial Officer for The Modern Group, Ltd. since March 2021. Since joining the The Modern Group in 2013 until March 2021 he served as the Director of Finance. Mr. Broussard began his career as a commercial banker with Washington Mutual Bank in 2001. After leaving the bank in 2008, he worked at T-Mobile until 2011 and as a consultant to Microsoft’s Global Procurement Group from 2011 to 2013. Mr. Broussard holds a B.A. from the University of Notre Dame and J.D. from South Texas College of Law Houston.
Stacey B. Crenshaw
Director
Stacey B. Crenshaw, age 46, was appointed to the Board of Directors of Stabilis on February 4, 2020. She co-founded Stabilis Energy, LLC in 2013. Prior to her role with Stabilis she was a practicing attorney with Germer Gertz, LLP from 2002 to 2004. Mrs. Crenshaw is the owner of ClaraVaille, a designer and retailer of custom jewelry. Mrs. Crenshaw is also actively involved in her local community through leadership roles at the Neches River Festival and the Symphony League of Beaumont. From 2006 to 2011 she was the founder and director of CHAD’s Place, a non-profit that held conferences and provided support groups for the bereaved. Mrs. Crenshaw has also served on several boards including Family Services of Southeast Texas, All Saints Episcopal School, and the advisory board of the Art Museum of Southeast Texas. Mrs. Crenshaw received a Bachelor of Liberal Arts degree in Journalism from Texas A&M University and a Doctor of Jurisprudence degree from the University of Houston Law Center. Mrs. Crenshaw is the spouse of director J. Casey Crenshaw.
Edward L. Kuntz
Director
Edward L. Kuntz, age 78, was appointed to the Board of Directors of Stabilis on July 26, 2019. He served on the Board of Directors and as Chairman of the Audit Committee of American Electric Technologies, Inc. from September 2013 to July 2019. Mr. Kuntz currently serves as the Chairman of the Board of Directors of U.S Physical Therapy, Inc., a publicly held operator of physical therapy clinics and related businesses. He has been a director since 2014. Mr. Kuntz is the former Chairman and Chief Executive Officer of Kindred Healthcare, formerly a diversified provider of post-acute care services in the United States. From 1998 through May 2014 he served as Chairman of the Board of Directors of Kindred and as Chief Executive Officer from 1998 to 2004. From 2000 through 2016, Mr. Kuntz served as a director of Rotech Healthcare, Inc., one of the largest providers of home medical equipment and related products and services in the United States. Mr. Kuntz received B.A., J.D. and L.L.M. degrees from Temple University.
Peter C. Mitchell
Director
Peter C. Mitchell, age 67, was appointed to the Board of Directors of Stabilis on July 26, 2019. He was most recently Senior Vice President and Chief Financial Officer of Coeur Mining, Inc. a leading precious metals producer, which owns and operates mines throughout North America, including the Palmarejo complex in Mexico, one of the world’s largest silver mines. Peter joined Coeur as CFO in 2013, and was responsible for investor relations, financial planning and analysis, financial reporting, information technology, tax and compliance, in addition to serving as a key team member on acquisition and divestiture activities and leading all capital markets activity in multiple equity and debt financings. Previously, he held executive leadership positions in finance and operations with a variety of U.S. and Canadian companies both public and private equity sponsored, among them Taseko Mines Ltd., Vatterott Education Centers, Von Hoffmann Corporation and Crown Packaging Ltd. Mr. Mitchell is a former member of the Board of Directors and Audit Committee Chair for Northern Dynasty Minerals Ltd and is currently a member of the Board of Directors and Audit Committee Chair of Northcliff Resources Ltd., Taseko Mines Limited and Montage Gold Limited, where he is also Chairman of the Board. He earned a B.A. in Economics from Western University, an MBA from the University of British Columbia, is a Chartered Accountant (CPA-CA).

Matthew W. Morris
Director
Matthew W. Morris, age 51, was appointed to the Board of Directors of Stabilis on November 2, 2021. Mr. Morris has served as a director for Cornerstone Strategic Value Fund, Inc., and Cornerstone Total Return Fund, Inc. since November 2017, and is a member of the Audit Committee and Nominating and Corporate Governance Committee for both companies. Mr. Morris also serves as a director of Stewart Information Services Corporation where he previously served as CEO from 2011 to September 9, 2019. Prior to serving as CEO, he served in various executive management positions for Stewart Information Services Corporation, Stewart Title Company and Stewart Title Guaranty Company. He previously served as director for a strategic litigation consulting firm, offering trial, and settlement sciences, crisis management and communications strategy. In addition to his board service, Mr. Morris recently formed Lutroco, LLC, a private investment and advisory firm engaging purpose driven entrepreneurs for growth and impact. He received a Bachelor of Business Administration in organizational behavior and business policy from Southern Methodist University, and a Master of Business Administration with a concentration in finance from The University of Texas.

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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on our review of the copies of such reports, we believe that all such reports required by Section 16(a) of the Exchange Act were in compliance with such filing requirements during the fiscal year ended December 31, 2022.
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
Named Executive Officers
We are currently considered a smaller reporting company within the meaning of the Securities Act, for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. Further, our reporting obligations extend only to our “named executive officers,” who are the individual who served as our principal executive officer during the last completed fiscal year, our next two other most highly compensated officers at the end of the last completed fiscal year and up to two additional individuals who would have been considered one of our next two most highly compensated officers except that such individuals did not serve as executive officers at the end of the last completed fiscal year.
Our named executive officers are:

Name	Principal Position
Westervelt T. Ballard, Jr.	Chief Executive Officer, President
Andrew L. Puhala	Chief Financial Officer
Koby Knight	SVP EPC & Special Projects

Summary Compensation Table
The following table sets forth information concerning compensation of our named executive officers who served during the year ended December 31, 2022 (our "named executive officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All other compensation ($)		Total ($)
Westervelt T. Ballard, Jr.,	2022	$500,000	$—	$95,734	$869,019	$750,000	$—		$2,214,753
Chief Executive Officer (6)	2021	175,547	—	3,390,000	2,879,000	125,000	—		6,569,547
Andrew Puhala,	2022	315,000		19,148	178,604	189,000	—		701,752
Chief Financial Officer	2021	315,000	—	—	—	103,150	—		418,150
Koby Knight,	2022	325,000	—	19,148	178,604	195,000	12,000	(5)	729,752
SVP EPC/Projects	2021	325,000	—	—	—	125,000	12,000	(5)	462,000
______________
(1)    No bonus was earned for the fiscal years 2022 and 2021.
(2)    The amount represents the full aggregate grant date fair value of restricted stock units granted during the fiscal years 2022 and 2021, respectively., computed in accordance with FASB ASC 718. Restricted stock units are valued at market price of the Company's common stock at the closing price at the date of grant. These amounts do not represent the actual value that may be realized by named executive officers.
(3)    The amount represents the full aggregate grant date fair value of stock options granted during the fiscal years 2022 and 2021, respectively, computed in accordance with ASC 718. See Note 14 of the Notes to Consolidated Financial Statements for further discussion of stock options granted to Mr. Ballard.
(4)    Pursuant to his Annual Incentive Plan, Mr. Ballard earned the maximum performance award of $0 and $125,000 for 2022 and 2021 performance, respectively. Mr. Puhala earned performance awards of $0 and $0 and $103,150, for 2022 and 2021 performance, respectively. Mr. Knight earned performance awards of $0 and $125,000 for 2022 and 2021 performance, respectively.
(5)    The amount represents an annual auto allowance paid out on a monthly basis.
(6)    The Company entered into the Employment Agreement with Mr. Ballard effective as of August 23, 2021.
During the year ended December 31, 2022, the Company granted Mr. Ballard Restricted Stock Units (RSUs) of 23,293 and Mr. Puhala and Mr. Knight each 4,659 RSUs, respectively. During the year ended December 31, 2021, the Company granted Mr. Ballard RSUs of 500,000. RSUs are valued at market price of the Company's common stock closing price at the date of grant. Each RSU converts into one share of common stock on vesting.
During the year ended December 31, 2022, the Company granted Mr. Ballard stock options of 442,574 and Mr. Puhala and Mr. Knight each, 88,515 stock options, respectively. During the year ended December 31, 2021, the Company granted Mr. Ballard Restricted stock options of 1,300,000 (see "Employment Arrangements for Mr. Ballard" below).

Outstanding Equity Awards

The following table below provides information regarding outstanding stock and option awards held by the named executive officers as of December 31, 2022:

	Option Awards					Stock Awards
Name	Number of shares or units of stock Underlying Unexercised Options (#) Exercisable	Number of shares or units of stock Underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: Number of securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares or units of stock that have not vested (#)	Market value of unearned shares or units of stock that have not vested ($) (1)
Westervelt T. Ballard, Jr.	442,000	858,000	$—	$10.00	8/23/2031	148,293	$943,234
Westervelt T. Ballard, Jr.	—	442,574	—	6.00	2/18/2032	—	—
Koby Knight	—	88,515	—	6.00	2/18/2032	37,993	77,483
Andrew Puhala	—	88,515	—	6.00	2/18/2032	11,326	30,816
________________
(1)    The amount represents the grant date fair value of restricted stock units granted. Restricted stock units are valued at market price of the Company's common stock at the closing price at the date of grant. These amounts do not represent the actual value that may be realized by named executive officers
Employment, Severance or Change in Control Agreements
Employment Arrangements for Mr. Ballard
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
In consideration of his services, the Company has agreed to pay Mr. Ballard an annualized base salary of not less than $500,000. Mr. Ballard will be entitled to participate in the Company’s Annual Bonus Plan, with a target bonus based on performance to be determined by the Compensation Committee of the Board of Directors and to initially range from 50% of Mr. Ballard’s base salary for “threshold” performance, to 100% of his base salary for “target” performance, and 150% of his base salary for “maximum” performance. Notwithstanding the foregoing, Mr. Ballard’s bonus target for calendar year 2021 was prorated in the amount of $125,000. Additionally, the Company granted Mr. Ballard 500,000 restricted stock units (“RSUs”) under the Company’s 2019 Long Term Incentive Plan, subject to Board approval, of which (i) 250,000 RSUs vested on August 23, 2021, (ii) 125,000 RSUs vested on August 23, 2022, and (iii) 125,000 RSUs will vest on August 23, 2023, conditioned on Mr. Ballard remaining continuously employed through each vesting date. The Company also agreed to grant Mr. Ballard 1,300,000 options to purchase the Company’s common stock under the 2019 Long Term Incentive Plan, subject to Board approval with a strike price equal to $10.00 per share, of which will (i) 442,000 options vested on August 23, 2022, and (ii) 429,000 options will vest on August 23, 2023, and (iii) 429,000 options on August 23, 2024, conditioned on Mr. Ballard remaining continuously employed through each vesting date. Mr. Ballard shall not be permitted to exercise any of the options while he is employed by the Company on or before the expiration of his term of employment, unless (Y) in connection with a sale of an equal number of more of shares of stock by the Company’s Chairman of the Board, or (Z) the Company’s stock has traded at $20.00 or more per share for at least 120 consecutive days. Mr. Ballard will also be eligible to participate in all of the Company’s discretionary short-term and long-term incentive compensation plans and programs and other employee benefit plans which are generally made available to other similarly situated senior executives of the Company.
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
Elements of Compensation
Historically, we have compensated our named executive officers with annual base salaries, non-equity annual cash incentive compensation and employee benefits. We expect that these elements will continue to constitute the primary elements of our compensation program, although the relative proportions of each element, and the specific plan and award designs, will likely evolve. Additionally, our named executive officers may be awarded long-term equity incentives in the form of restricted stock awards and stock options.
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
For the amounts of base salary that our named executive officers received in 2022 and 2021, see “Executive Compensation-Summary Compensation Table.”
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
Annual Cash Bonuses and Annual Non-equity Incentive Plan Compensation
For the years ended December 31, 2022, and 2021, Mr. Ballard earned non-equity incentive plan compensation of $750,000 and $125,000. Mr. Knight and Mr. Puhala earned non-equity incentive plan compensation of $195,000 and $189,000, respectively for the year December 31, 2022 and $125,000 and $103,150, respectively for the year ended December 31, 2021.
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
Director Compensation
Our Board of Directors believes that attracting and retaining qualified non-employee directors will be critical to the future value growth and governance of our company. The Company established the fee for service as an independent director at the rate of $100,000 per year payable 100% in cash.
The members of the Board of Directors are also eligible for reimbursement of their expenses incurred in attending board meetings in accordance with our policies.
Directors who are not determined to be independent do not receive any additional compensation for their service on our Board of Directors.
The following table describes the compensation earned by each individual who served as an independent director during 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Totals ($)
Edward L. Kuntz	$100,000	$—	$—	$100,000
Peter C. Mitchell	100,000	—	—	100,000
Matthew W. Morris	100,000	—	—	100,000
Total	$300,000	$—	$—	$300,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The table below sets forth information, as of March 9, 2023, the amount and percentage of our outstanding shares of common stock beneficially owned by (i) each person known by us to own beneficially more than 5% of our outstanding common stock, (ii) each director, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise noted, the following table is based on 18,433,655 shares outstanding as of March 9, 2023.

Name(4)	Common Stock
	Number of Shares	Percent of Class
J. Casey Crenshaw (1)	13,249,730	71.9%
Stacey B. Crenshaw (1)	13,249,730	71.9%
LNG Investment Company, LLC (2)	12,580,808	68.2%
Chart Energy & Chemicals, Inc. (3)	1,470,807	8.0%
Westervelt T. Ballard, Jr.	307,916	1.7%
Andrew L. Puhala (4)	17,260	*
Benjamin J. Broussard (4)	3,000	*
Edward L. Kuntz (4)	39,172	*
Peter C. Mitchell (4)	21,436	*
Matthew W. Morris (4)	8,000	*
All directors and officers as a group of (9) persons	13,646,514	74.0%
___________
*    Indicates less than 1%.
(1)    Consists of (i) 12,580,808 shares owned by LNG Investment Company, LLC; (ii) 657,922 shares owned by JCH Crenshaw Holdings, LLC (“JCH”); (iii) 11,000 shares of Common Stock currently held by Mr. Crenshaw. Mr. Crenshaw may be deemed to have voting and dispositive power over the securities held by each of LNG Investment Company, LLC and JCH by virtue of being the sole manager of LNG Investment Company, LLC and the sole managing member of JCH; thus, he may also be deemed to be the beneficial owner of these securities. Mrs. Crenshaw, as the spouse of Mr. Crenshaw, may be deemed to share voting and dispositive power over the securities held by each Mr. Crenshaw, JCH and LNG Investment Company, LLC. Mr. and Mrs. Crenshaw each disclaim any beneficial ownership of the securities owned by LNG Investment Company, LLC, JCH and their respective spouses in excess of their pecuniary interest in such securities.
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
(4)    Unless otherwise noted, the address of the stockholders is c/o Stabilis Solutions, Inc. 11750 Katy Freeway, Suite 900, Houston, Texas 77079.

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

The maximum number of shares of common stock available for issuance under the Amended and Restated Plan is 595,101 shares. In the event of certain changes in the Company’s common stock such as recapitalization, reclassification, stock split, combination or exchange of shares, stock dividends or the like, appropriate adjustment will be made in the number and kind of shares available for issuance under the Amended and Restated Plan as well as the purchase price, if any, per share.
The following table summarizes information about the outstanding equity plan as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding rights (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (1)) (3)(a)
Equity compensation plans approved by security holders	2,285,444	8.20	595,101
Equity compensation plans not approved by security holders	—	—	—
Total	2,285,444	$8.20	595,101
__________
(1)Includes shares of common stock issuable upon vesting of outstanding restricted stock units (RSUs) and outstanding stock options.
(2)The weighted average exercise price represents the exercise price for 2,074,505 options outstanding. The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which convert to common stock on a one-to-one basis.
(3)Consists of the shares available for future issuance under the Amended and Restated 2019 Employee Stock Incentive Plan for services by eligible employees, board members, independent contractors and consultants. See Note 15 for further information.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In the ordinary course of our business, we may enter into transactions with our directors, officers and 5% or greater stockholders.
Transactions with Chart E&C
Chart Energy & Chemicals, Inc. (“Chart E&C”) beneficially owns 8.0% of our outstanding common stock. The Company had a Secured Term Note Payable with Chart E&C in the principal amount of $1.1 million, which was repaid in full during the third quarter 2021. See Note 10 and Note 12 of the Notes to Consolidated Financial Statements for further discussion of repayment of this secured term note payable.
Finance Lease Obligations
Casey Crenshaw (our Chairman of the Board) is the beneficial owner of 50% of the Modern Group, Ltd. (“The Modern Group”), and is deemed to jointly control The Modern Group with family members. Stacey Crenshaw (a member of our Board) is the spouse of Casey Crenshaw. Additionally, the following individuals serve in various leadership capacities for The Modern Group: Casey Crenshaw (our Chairman of the Board) as President and Ben Broussard (a member of our Board) as Chief Financial Officer of both The Modern Group as well as its subsidiary, MG Finance Co., Ltd. On December 1, 2019, the Company refinanced a lease agreement with MG Finance Co., Ltd. for equipment purchases totaling approximately $3.2 million.  Under the terms of the lease agreement, the Company’s monthly principal and interest payments were $0.2 million for the remaining 12 month term at an annual rate of 8.9%. An upfront fee payment of $0.1 million became due July 1, 2020 and the remaining outstanding lease obligation of approximately $0.6 million was payable at December 31, 2020, which in January 2021 was paid in full.
Secured Promissory Note
On August 16, 2019, the Company issued a Secured Promissory Note to MG Finance Co., Ltd., in the principal amount of $5.0 million, at an interest rate per annum of 6% until December 10, 2020, and 12% thereafter. On September 20, 2021, the Company amended its secured promissory note with MG Finance Co., Ltd, to defer scheduled debt and interest payments from September through December 2021. The Company again amended its secured promissory note with MG Finance Co., Ltd, on March 9, 2022 to defer scheduled debt and interest payments beginning April 2022 and lower the interest rate from 12.0% to

6.0%. Repayments under the amendment resumed in October 2022 and are in equal monthly installments through December 2023. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of this promissory note.
Other Purchases
Applied Cryo Technologies, Inc. (“ACT”), was a company owned 51% by Crenshaw Family Holdings International, Inc. Crenshaw Family Holdings sold its interest in ACT on November 22, 2021, thus no transactions are reflected in 2022. As of December 31, 2022 the Company also had no accounts receivables due from ACT nor accounts payable due to ACT. For the year ended December 31, 2021, the Company paid ACT $0.6 million for equipment, repairs, and services. The Company also sold $29 thousand of LNG to ACT during that year. As of December 31, 2021, we had $18 thousand due from ACT included in accounts receivable on the consolidated balance sheets. As of December 31, 2021, we had $23 thousand due to ACT included in accounts payable on the consolidated balance sheets.
The Company purchases supplies and services from a subsidiary of The Modern Group. During the years ended December 31, 2022 and 2021, purchases from The Modern Group totaled $0.3 million and $1.0 million, respectively. The Company had $13 thousand in sales of supplies and services to The Modern Group in 2021. There were no sales in 2022. There was no receivable due from The Modern Group as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, respectively, we had $0.1 million and $0.7 million due to The Modern Group included in accounts payable on the consolidated balance sheets.
Chart Energy & Chemicals, Inc. (“Chart E&C”) beneficially owns 8.0% of our outstanding common stock. The Company purchases services from Chart E&C. During the years ended December 31, 2022 and 2021, purchases from Chart E&C totaled $1.1 million and $0.3 million. As of December 31, 2022 and 2021, we had $0.5 million and $0.2 million due to Chart E&C included in accounts payable on the consolidated balance sheets.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table shows the aggregate fees billed to us for professional services rendered by Ham, Langston & Brezina, L.L.P., our independent registered public accounting firm, during the periods presented:

	Year Ended December 31,
Types of Fees	2022	2021
Audit Fees (1)	$270,500	$232,500
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
Other Fees (4)	—	—
Total Fees	$270,500	$232,500
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
(2)    Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported as audit fees. Ham, Langston & Brezina, L.L.P. rendered no such services for us in 2022 or 2021.
(3)    Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). Ham, Langston & Brezina, L.L.P. rendered no such services for us in 2022 or 2021.
(4)    All other fees consist of fees billed for products and services other than the services described in notes (1), (2) and (3) above. Ham, Langston & Brezina, L.L.P. rendered no such services for us in 2022 or 2021.
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

4.1
Registration Rights Agreement dated July 26, 2019, by and among Registrant, LNG Investment Company, LLC, and AEGIS NG LLC (Incorporated by Reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 1, 2019)

4.2
Registration Rights Agreement dated as of August 20, 2019, by and among Registrant and the Investors named therein (Incorporated by Reference to Exhibit 4.9 to Registrant's Annual Report on Form 10-K filed March 16, 2020)

4.3
Registration Rights Agreement, dated June 1, 2021, among TGB Equipment Leasing, LLC and Stabilis (Incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed on August 5, 2021)

4.5	* Description of Securities

Exhibit No.	Exhibit Description
10.1
Exchange Agreement dated August 5, 2019, by and among Chart Energy  & Chemicals, Inc., Stabilis Energy, Inc., Stabilis Energy, LLC and Stabilis LNG Eagle Ford LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August  9, 2019)

10.2
Amendment No. 1 to Exchange Agreement dated September 11, 2019 by and among Chart Energy & Chemicals, Inc., Stabilis Energy, Inc., Stabilis Energy, LLC and Stabilis LNG Eagle Ford LLC (Incorporated by Reference to Exhibit 10.19 to Registrant's Amendment No. 1 to Registration Statement on Form S-1/A filed October 22, 2019)

10.3
Secured Promissory Note dated August 16, 2019, by and between the Registrant and MG Finance Co., Ltd. (Incorporated by Reference to Exhibit 10.19 to Registrant's Registration Statement on Form S-1 filed September 11, 2019)

10.4
Pledge and Security Agreement dated August 16, 2019, by and between the Registrant and MG Finance Co., Ltd. (Incorporated by Reference to Exhibit 10.20 to Registrant's Registration Statement on Form S-1 filed September 11, 2019)

10.5
Executive Employment Agreement dated March 11, 2020 between the Company and James G. Aivalis (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q/A filed on July 2, 2020) †

10.6
Amendment No. 1 to Executive Employment Agreement dated February 1, 2021 between the Company and James G. Aivalis (Incorporated by Reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K filed March 16, 2021) †

10.7
Loan Agreement, dated April 8, 2021, between Stabilis Solutions, Inc., as borrower, and AmeriState Bank, as lender (Incorporated by Reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed April 13, 2021)

10.8
Form of Advancing Note, dated April 8, 2021, executed by Stabilis Solutions, Inc., as borrower, and made payable to AmeriState Bank, as lender (Incorporated by Reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed April 13, 2021)

10.9
Security Agreement and Assignment, dated April 8, 2021, among Mile High LNG LLC, Stabilis GDS, Inc., Stabilis LNG Eagle Ford LLC and Stabilis Energy Services, LLC, to and in favor of AmeriState Bank, as the secured party (Incorporated by Reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on April 13, 2021)

10.11
Employment Agreement, dated August 23, 2021 between Stabilis Solutions, Inc. and Westervelt T. Ballard, Jr. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 24, 2021) †

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

21.1	*Stabilis Solutions, Inc. Subsidiary List.

23.1	*Consent of Independent Registered Public Accounting Firm

31.1	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	*Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101	*Interactive XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document).

Exhibit No.	Exhibit Description
104	*Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

_______________
*    Filed herewith.
†    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 9, 2023

STABILIS SOLUTIONS, INC.

By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2023.

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