Form 10-Q
period 2023-03-31
Stabilis Solutions, Inc.
filed 2023-05-10
CIK 1043186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2023, there were 18,478,829 outstanding shares of our common stock, par value $.001 per share.

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES
FORM 10-Q Index
For the Quarterly Period Ended March 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("this Report") includes statements that constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks and uncertainties and other factors. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, pending legal and regulatory proceedings and claims, including environmental matters, future economic performance, operating income, cost savings, and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan” or similar expressions. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessary estimates reflecting the best judgment of senior management, not guarantees of future performance. Many of the factors that impact forward-looking statements are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements as described in Part I. “Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("the SEC") on March 9, 2023, as well as the additional risk factors identified and described in Part II. “Item 1A. Risk Factors” of this Report.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$6,861	$11,451
Accounts receivable, net	9,696	16,326
Inventories, net	70	205
Prepaid expenses and other current assets	1,402	2,186
Assets held for sale	—	2,049
Total current assets	18,029	32,217
Property, plant and equipment:
Cost	109,651	103,368
Less accumulated depreciation	(57,722)	(55,699)
Property, plant and equipment, net	51,929	47,669
Goodwill	4,314	4,314
Investments in foreign joint ventures	12,092	11,606
Right-of-use assets and other noncurrent assets	563	774
Total assets	$86,927	$96,580
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,173	$4,474
Accrued liabilities	10,681	19,642
Current portion of long-term notes payable	489	848
Current portion of long-term notes payable - related parties	1,839	2,435
Current portion of finance and operating lease obligations	156	133
Total current liabilities	16,338	27,532
Long-term notes payable, net of current portion and debt issuance costs	8,661	8,650
Long-term portion of finance and operating lease obligations	112	183
Other noncurrent liabilities	89	348
Total liabilities	25,200	36,713
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 18,433,654 and 18,420,067 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	100,726	100,137
Accumulated other comprehensive income	269	82
Accumulated deficit	(39,287)	(40,371)
Total stockholders’ equity	61,727	59,867
Total liabilities and stockholders’ equity	$86,927	$96,580

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Revenues	$26,842	$20,267
Operating expenses:
Cost of revenues	20,270	15,504
Change in unrealized loss on natural gas derivatives	169	—
Selling, general and administrative expenses	3,379	2,931
Gain from disposal of fixed assets	—	(80)
Depreciation expense	2,011	2,277
Total operating expenses	25,829	20,632
Income (loss) from operations before equity income	1,013	(365)
Net equity income from foreign joint venture operations:
Income from equity investment in foreign joint venture	393	161
Foreign joint venture operating related expenses	(48)	(74)
Net equity income from foreign joint venture operations	345	87
Income (loss) from operations	1,358	(278)
Other income (expense):
Interest expense, net	(150)	(137)
Interest expense, net - related parties	(32)	(31)
Other income (expense), net	(84)	(45)
Total other income (expense)	(266)	(213)
Net income (loss) from continuing operations before income tax benefit (expense)	1,092	(491)
Income tax benefit (expense)	(8)	132
Net income (loss) from continuing operations	1,084	(359)
Loss from discontinued operations, net of income tax	—	(47)
Net income (loss)	$1,084	$(406)

Net income (loss) per common share (Note 13):
Basic net income (loss) per common share from continuing operations	$0.06	$(0.02)
Basic loss per common share from discontinued operations	$—	$—
Basic net income (loss) per common share	$0.06	$(0.02)

Diluted net income (loss) per common share from continuing operations	$0.06	$(0.02)
Diluted loss per common share from discontinued operations	$—	$—
Diluted net income (loss) per common share	$0.06	$(0.02)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$1,084	$(406)
Foreign currency translation adjustment, net of tax	187	377
Total comprehensive income (loss)	$1,271	$(29)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2022	18,420,067	$19	$100,137	$82	$(40,371)	$59,867
Common stock issued from vesting of stock-based awards	13,587	—	—	—	—	—
Stock-based compensation	—	—	589	—	—	589
Net income	—	—	—	—	1,084	1,084
Other comprehensive income, net of tax	—	—	—	187	—	187
Balance at March 31, 2023	18,433,654	$19	$100,726	$269	$(39,287)	$61,727

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2021	17,691,268	$18	$97,875	$351	$(37,185)	$61,059
Common stock issued from vesting of stock-based awards	501,334	—	—	—	—	—
Stock-based compensation	—	—	531	—	—	531
Net loss	—	—	—	—	(406)	(406)
Other comprehensive income, net of tax	—	—	—	377	—	377
Balance at March 31, 2022	18,192,602	$18	$98,406	$728	$(37,591)	$61,561

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss) from continuing operations	$1,084	$(359)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	2,011	2,277
Stock-based compensation expense	589	531
Income from equity investment in joint venture	(393)	(161)
Realized and unrealized losses on natural gas derivatives	421	—
Changes in operating assets and liabilities:
Accounts receivable	2,044	1,672
Prepaid expenses and other current assets	507	342
Accounts payable and accrued liabilities	(6,361)	(1,684)
Other	191	(156)
Net cash provided by operating activities from continuing operations	93	2,462
Net cash provided by operating activities from discontinued operations	—	693
Net cash provided by operating activities	93	3,155
Cash flows from investing activities:
Acquisition of fixed assets	(3,727)	(690)
Proceeds from sale of fixed assets	—	100
Net cash used in investing activities from continuing operations	(3,727)	(590)
Net cash used in investing activities from discontinued operations	—	(228)
Net cash used in investing activities	(3,727)	(818)
Cash flows from financing activities:
Payments on short- and long-term notes payable	(365)	(414)
Payments on notes payable and finance leases from related parties	(596)	(669)
Net cash used in financing activities from continuing operations	(961)	(1,083)
Net cash used in financing activities from discontinued operations	—	(49)
Net cash used in financing activities	(961)	(1,132)
Effect of exchange rate changes on cash	5	(3)
Net increase (decrease) in cash and cash equivalents	(4,590)	1,202
Cash and cash equivalents, beginning of period	11,451	910
Cash and cash equivalents, end of period	$6,861	$2,112

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
The Company serves customers in diverse end markets, including aerospace, agriculture, energy, industrial, marine bunkering, mining, pipeline, remote power and utility markets. LNG can be used to deliver natural gas to locations where pipeline service is unavailable, has been interrupted, or needs to be supplemented. Additionally, LNG can be used as a partner fuel for renewable energy, and as an alternative to traditional fuel sources, such as distillate fuel oil (including diesel fuel and other fuel oils) and propane, among others to provide both environmental and economic benefits.
The Company also builds power and control systems for the energy industry in China through its 40% owned Chinese joint venture, BOMAY Electric Industries, Inc (“BOMAY”). BOMAY is accounted for as an equity investment.
Basis of Presentation and Consolidation
The accompanying unaudited, interim condensed consolidated financial statements ("Condensed Consolidated Financial Statements") include our accounts and those of our subsidiaries and, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in the notes to consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to prevent the information presented herein from being misleading. The Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring adjustments) for a fair presentation of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company's Annual Report on Form 10-K, as filed on March 9, 2023.
All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Condensed Consolidated Financial Statements, all dollar amounts in tabulations are in thousands, unless otherwise indicated.
The Company believes that the Brazil Operations sold on October 31, 2022, met the criteria for discontinued operations presentation. The classification of these assets, liabilities, results of operations and cash flows as discontinued operations requires retrospective application to financial information for all prior periods presented. Accordingly, the operating results and cash flows for the three months ended March 31, 2022, have been recast on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, respectively. There were no assets and liabilities from discontinued operations as of March 31, 2023 or December 31, 2022, and no results of operations or cash flows for the three months ended March 31, 2023. Unless otherwise noted, the amounts presented throughout the notes to our Financial Statements relate to our continuing operations. See Note 2 for further discussion of the Company's discontinued operations.

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

Derivative instruments
The Company had certain natural gas derivative instruments as of March 31, 2023 and December 31, 2022. The Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on its Condensed Consolidated Balance Sheet. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for and has been designated as a hedge as well as the type of hedge. The Company has not designated its derivatives as hedges under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within the Condensed Consolidated Statements of Operations. The Company did not enter into any derivative transactions for speculative purposes. See Note 4 for further discussion of the Company's derivatives.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments,” which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For receivables, and other short-term financial instruments, companies will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination. ASU No. 2016-13 was effective for the Company in the first quarter 2023. Adoption of this standard had no material impact to the Company's Condensed Consolidated Financial Statements.
2. DISCONTINUED OPERATIONS
On October 31, 2022, the Company entered into a sales agreement and closed on the sale of its Brazil Operations. The Company believes that the sale of the Brazil Operations met the criteria for discontinued operations presentation, as the sale of the Brazil Operations represented a strategic shift of future operations of the Company. Further, the Brazil Operations had separately reported financial information available, as the Brazil Operations represented substantially all of the revenue and expenses of the Company's previously reported Power Delivery segment.
The classification of these assets, liabilities, results of operations and cash flows as discontinued operations requires retrospective application to financial information for all prior periods presented. Accordingly, for the 2022 periods, preceding the sale, the Condensed Consolidated Financial Statements and related notes have been recast to separately state the revenues and expenses and cash flows between its continuing operations and the discontinued operations. The Company had no assets and liabilities related to the Brazil Operations at March 31, 2023 or December 31, 2022. In addition, the Company had no results of operations nor cash flows for the three months ended March 31, 2023.
The following table summarizes the components of income from discontinued operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$—	$2,766
Costs and expenses	—	2,793
Other income (expense), net	—	(17)
Loss from discontinued operations before income taxes	$—	$(44)
Income tax expense	—	3
Loss from discontinued operations, net of income taxes	$—	$(47)
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
LNG product revenue generated includes the revenue from the production and delivery of LNG to our customer’s location. Product contracts are established by agreeing on a sales price or transaction price for the related item. Product revenue is recognized upon delivery of the related item to the customer, at which point the customer controls the product and the Company has an unconditional right to payment. The Company acts as a principal when using third party transportation companies and therefore recognizes the gross revenue for the delivery of LNG. The Company enters into forward sales contracts for the delivery of LNG to its customers. Certain of these sales contracts contain provisions that may meet the criteria of a derivative in the event delivery is not made. These contracts are accounted for under the normal purchase normal sales exclusion under U.S. GAAP and are not measured at fair value each reporting period.
Rental, service and other revenue generated by the Company includes equipment and human resources provided to the customer to support the use of LNG and services in their application. Rental contracts are established by agreeing on a rental price or transaction price for the related piece of equipment and the rental period which is generally daily or monthly. Revenues related to rental of equipment are recognized under Topic 606 and not ASC 842: Leases, as the Company maintains control of the equipment that the customer uses and can replace the rented equipment with similar equipment should the rented equipment become inoperable or the Company chooses to replace the equipment for maintenance purposes. Revenue is recognized as the rental period is completed and for periods that cross month end, revenue is recognized for the portion of the rental period that has been completed to date. Performance obligations for rental revenue are considered to be satisfied as the rental period is completed based upon the terms of the related contract. LNG service revenue generated by the Company consists of mobilization and demobilization of equipment and onsite technical support while customers are consuming LNG in their applications. Service revenue is billed based on contractual terms that can be based on an event (i.e. mobilization or demobilization) or an hourly rate. Revenue is recognized as the event is completed or work is done. Performance obligations for service revenue are considered to be satisfied as the event is completed or work is done per the terms of the related contract.
Variable and Other Revenue Components
Certain of our contracts may include rental or services that may vary upon the customer demands at stated rates within the contract and are satisfied as the work is authorized by the customer and performed by the Company. LNG product sales agreements may include both fixed and variable fees per gallon of LNG, but is representative of the stand-alone selling price for LNG at the time the contract was negotiated. We have concluded that the variable LNG fees meet the exception for allocating variable consideration to specific parts of the contract. As such, the variable consideration for these contracts is allocated to each distinct gallon of LNG and recognized when that distinct gallon of LNG is delivered to the customer.
Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use and value-added taxes, are excluded from revenue.
Disclosure: Disaggregated Revenues
The table below presents revenue disaggregated by source, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
Revenues:	2023	2022
LNG Product	$21,905	$16,785
Rental	2,247	1,986
Service	2,066	1,395
Other	624	101
Total revenues	$26,842	$20,267

The table below presents revenue disaggregated by geographic location, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
Revenues:	2023	2022
Mexico	$2,819	$3,766
United States	24,023	16,501
Total revenues	$26,842	$20,267
4. DERIVATIVE INSTRUMENTS
As of March 31, 2023 and December 31, 2022, the Company held a series of call options (“the Call Options”) for the purchase of natural gas related to customer commitments. The Call Options are for a total of 1.1 million MMBtu (million British thermal units) of natural gas at March 31, 2023 which extend into the second quarter of 2024. The Company purchased the Call Options to manage the risk of increasing natural gas prices above what it can charge its customers. The Company may also enter into other derivative transactions when beneficial. Except for contracts qualifying for the normal purchase normal sales exception, as further described below, the Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on its Condensed Consolidated Balance Sheet. The fair value of the Call Options are predominantly determined from broker quotes and are considered a level 2 fair value measurement. The following table presents the location and fair value of the Call Options at March 31, 2022 and December 31, 2022 on the Company's Condensed Consolidated Balance Sheets (in thousands):

Location on Condensed Consolidated Balance Sheet	March 31, 2023(1)	December 31, 2022(1)
Prepaid expenses and other current assets (2)	$138	$347
Right-of-use assets and other noncurrent assets (2)	13	225
	$151	$572
_______________
(1)    Amounts are presented on a gross basis.
(2)    The classification between current and noncurrent assets is based upon when the Call Options mature.
The Company has not designated the Call Options as a hedge under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within change in unrealized loss on natural gas derivatives within the Company's Condensed Consolidated Statements of Operations. The table below presents the changes in the fair value of the Call Options for the three and three months ended March 31, 2023 as well as their net realized gains and losses.

	Three Months Ended March 31,
Changes in fair value of derivatives	2023	2022(1)
Fair value of natural gas derivatives, beginning of period	$572	$—
Unrealized gains (losses) transferred to realized gains (losses), net (3)	(252)	—
Change in unrealized loss on natural gas derivatives (2)	(169)	—
Fair value of natural gas derivatives, end of period	$151	$—
	Three Months Ended March 31,
Realized gain (loss) from derivative instruments	2023	2022(1)
Unrealized gains (losses) transferred to realized gains (losses), net	$(252)	$—
Derivative settlement payments received (3)	—	—
Realized gain (loss) from natural gas derivatives, net (3)	$(252)	$—

_______________
(1)    The Company did not have any derivative instruments during the three months ended March 31, 2022.
(2)    Amounts are presented as their own separate line item within the Company's Condensed Consolidated Statements of Operations.
(3)    Amounts are included within cost of LNG product on the Company's Condensed Consolidated Statements of Operations.
The Company also enters into forward contracts for purchases of natural gas and/or electricity to meet liquefaction requirements and forward sales contracts for the delivery of LNG to its customers. These contracts are not accounted for as derivatives, but accounted for under the normal purchase normal sales exclusion under U.S. GAAP and are not measured at fair value each reporting period.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The Company’s prepaid expenses and other current assets at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid insurance	$712	$990
Prepaid supplier expenses	232	286
Other receivables	103	254
Natural gas derivatives at fair value, current	138	347
Deposits	203	236
Other	14	73
Total prepaid expenses and other current assets	$1,402	$2,186
6. PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Liquefaction plants and systems	$47,645	$47,636
Real property and buildings	2,065	2,057
Vehicles and tanker trailers and equipment	52,936	52,647
Computer and office equipment	459	470
Construction in progress	6,516	527
Leasehold improvements	30	31
	109,651	103,368
Less: accumulated depreciation	(57,722)	(55,699)
	$51,929	$47,669
Depreciation expense totaled $2.0 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively, all of which is included in the Condensed Consolidated Statements of Operations as a separate line item.
7. INVESTMENT IN FOREIGN JOINT VENTURE
The Company holds a 40% interest in BOMAY, which builds electrical systems. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), which owns 51%. The remaining 9% is owned by AA Energies, Inc. The Company made no sales to its joint venture during the three months ended March 31, 2023 and 2022.

The tables below present a summary of BOMAY's assets and liabilities and equity at March 31, 2023 and December 31, 2022, and its operational results for the three months ended March 31, 2023 and 2022 in U.S. dollars (in thousands):

	March 31, 2023	December 31, 2022
Assets:
Total current assets	$92,669	$88,536
Total non-current assets	2,964	3,016
Total assets	$95,633	$91,552
Liabilities and equity:
Total liabilities	$61,581	$58,482
Total joint ventures’ equity	34,052	33,070
Total liabilities and equity	$95,633	$91,552

	Three Months Ended March 31,
	2023	2022
Revenue	$21,214	$10,079
Gross Profit	2,403	1,609
Earnings	901	323
The table below presents the components of our investment in BOMAY and a summary of the activity within those components for the three months ended March 31, 2023 in U.S. dollars (in thousands):

	Initial Investment at Merger (1), (2)	Undistributed Earnings	Cumulative Foreign Exchange Translation Adj	Investment in BOMAY
Balance at December 31, 2022	$9,333	$2,295	$(22)	$11,606
Equity in earnings	—	393	—	393
Less: dividend distributions	—	—	—	—
Foreign currency translation gain (loss)	—	—	93	93
Balance at March 31, 2023	$9,333	$2,688	$71	$12,092
_______________
(1)Accumulated statutory reserves in equity method investments of $2.7 million at March 31, 2023 and December 31, 2022 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”) regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.
(2)The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference is being accreted over an original period of nine years (the expected life of the joint venture). The Company's accretion during the three months ended March 31, 2023 and 2022 both totaled approximately $32 thousand each, respectively, and is included in income from equity investment in foreign joint venture in the accompanying Condensed Consolidated Statements of Operations. The remaining basis difference, net of accumulated accretion at March 31, 2023 and December 31, 2022 is summarized in the following table (in thousands):

	March 31, 2023	December 31, 2022
Original basis difference	$1,165	$1,165
Less accumulated accretion	(475)	(443)
Net remaining basis difference at end of period	$690	$722
In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment of our investment in BOMAY is necessary for the period ending March 31, 2023.
8. ACCRUED LIABILITIES
    The Company’s accrued liabilities at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Compensation and benefits	$1,709	$3,111
Professional fees	421	454
LNG fuel and transportation	3,387	6,549
Accrued interest	33	33
Customer deposits and prepayments	1,406	8,456
Other taxes payable	552	701
Other accrued liabilities	3,173	338
Total accrued liabilities	$10,681	$19,642
9. DEBT
The Company’s carrying value of debt, net of debt issuance costs at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Secured term note, net of debt issuance costs	$8,661	$8,650
Secured promissory note - related party	1,839	2,435
Insurance and other notes payable	489	848
Less: amounts due within one year	(2,328)	(3,283)
Total long-term debt	$8,661	$8,650
Secured Term Note
On April 8, 2021, the Company entered into a loan agreement (the “Loan Agreement”) with AmeriState Bank (“Lender”), to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “AmeriState Loan”), of which $9.0 million was drawn and outstanding as of March 31, 2023. The AmeriState Loan, which is in the form of a term loan facility, matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter. The AmeriState Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the AmeriState Loan. The Loan Agreement is secured by specific equipment owned by the Company.

Upon an Event of Default (as defined in the Loan Agreement), the Lender may (i) terminate its commitment, (ii) declare the outstanding principal amount of the Advancing Notes (as defined in the Loan Agreement) due and payable, or (iii) exercise all rights and remedies available to Lender under the Loan Agreement.
The Loan Agreement requires the Company to meet certain financial covenants which include a debt-to-net-worth ratio of not more than 9.1 to 1.0 and a debt service coverage ratio of not less than 1.2 to 1.0 on an annual basis beginning December 31, 2022. The Company was in compliance with all of its debt covenants as of March 31, 2023.
Secured Promissory Note - Related Party
On August 16, 2019, the Company issued a Secured Promissory Note to MG Finance Co., Ltd., a related party, in the principal amount of $5.0 million, which was subsequently amended to defer scheduled debt and interest payments and lower the interest rate from 12.0% to 6.0%. Repayments under the amendment are in equal monthly installments through December 2023. As of March 31, 2023, the outstanding balance is $1.8 million. The debt is secured by certain equipment of the Company. See Note 10 - Related Party Transactions.
Insurance Notes Payable
The Company finances its annual commercial insurance premiums for its business and operations with a finance company. The dollar amount financed was $1.2 million for the policy. The outstanding principal balance on the premium finance note was $0.8 million at December 31, 2022 and $0.5 million at March 31, 2023. The Company makes equal monthly payments of principal and interest over the term of the notes which are generally 10 months or 11 months in term. The interest rate for the insurance policy is 6.31%.
10. RELATED PARTY TRANSACTIONS
Secured Promissory Note - Related Party
Casey Crenshaw is the beneficial owner of 50% of The Modern Group and is deemed to jointly control The Modern Group with family members. The Company has a secured promissory note payable with MG Finance Co., Ltd, a subsidiary of The Modern Group. See additional discussion in Note 9.
Other Purchases and Sales
The Company purchases supplies and services from subsidiaries of The Modern Group. The Company made purchases of supplies and services totaling $0.1 million and $48 thousand for the three months ended March 31, 2023 and 2022, respectively. Office rent of $15 thousand was paid to The Modern Group during both the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, the Company had $31 thousand and $0.1 million, respectively, due to a subsidiary of The Modern Group included in accounts payable on the Condensed Consolidated Balance Sheets.
Chart E&C beneficially owns 8.0% of our outstanding common stock at March 31, 2023. The Company made no purchases from Chart E&C for the three months ended March 31, 2023 and made purchase from Chart E&C of $45 thousand for the three months ended March 31, 2022. The Company had no receivable due from Chart at March 31, 2023 or December 31, 2022. As of March 31, 2023 the Company had no amounts due to Chart E&C; however does have a commitment for the future delivery of equipment during 2023 totaling $0.6 million. At December 31, 2022, the Company had $0.5 million due to Chart E&C included in accounts payable on the Condensed Consolidated Balance Sheets.
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
12. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
The Company includes stock compensation expense within general and administrative expenses in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2023 and 2022, the Company recognized $0.6 million and $0.5 million of stock compensation expense, respectively.
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
Issuances of Common Stock
During the three months ended March 31, 2023, and 2022, shares of common stock were issued upon vesting of restricted stock units of 13,587 and 501,334, respectively. There were no stock options exercised during the three months ended March 31, 2023 or 2022.

13. NET INCOME (LOSS) PER SHARE
The calculation of net income (loss) per common share including the number of shares for both basic and diluted net income (loss) per share is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Weighted average shares:
Basic weighted average number of common shares outstanding	18,426,408	18,191,446
Dilutive securities (1),(2)	91,509	—
Total shares including dilutive securities	18,517,917	18,191,446

Net income (loss):
Net income (loss) from continuing operations	$1,084	$(359)
Loss from discontinued operations, net of income tax	—	(47)
Net income (loss)	$1,084	$(406)

Net income (loss) per common share:
Basic income (loss) per common share:
Basic net income (loss) per common share from continuing operations	$0.06	$(0.02)
Basic loss per common share from discontinued operations	—	—
Basic net income (loss) per common share	0.06	(0.02)

Diluted income (loss) per common share:
Diluted net income (loss) per common share from continuing operations	$0.06	$(0.02)
Diluted loss per common share from discontinued operations	—	—
Diluted net income (loss) per common share	0.06	(0.02)
_______________
(1)Dilutive securities include the dilutive effect of incremental shares for unvested restricted stock units ("RSUs") and unexercised stock options from the Company's stock-based compensation awards. The dilutive RSUs and stock options are calculated under the treasury stock method. For the three months ended March 31, 2023, 2,074,505 of stock options were excluded from dilutive shares because their effect would be anti-dilutive, and 105,843 of RSUs were excluded.
(2)The Company had no dilutive securities for the three months ended March 31, 2022 since the Company incurred net losses for both continuing and discontinued operations for these periods and inclusion would be antidilutive.
14. SUPPLEMENTAL CASH FLOW INFORMATION
The Company's supplemental disclosure of cash flow information for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
Supplemental Disclosure of Cash Flow Information:	2023	2022
Interest paid	$182	$181
Income taxes paid	—	(14)
Significant non-cash investing and financing activities:
Equipment acquired from issuance of note payable	—	359
Acquisition of fixed assets included within accounts payable and accrued expenses	3,000	170

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q ("this Report") and the consolidated financial statements included in the 2022 Annual Report on Form 10-K filed on March 9, 2023 with the U.S. Securities and Exchange Commission (the "SEC"). Historical results and percentage relationships set forth in the Condensed Consolidated Statements of Operations and Cash Flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.
Overview
Stabilis Solutions, Inc. and its subsidiaries is an energy transition company that provides turnkey clean energy production, storage, transportation and fueling solutions primarily using liquefied natural gas (“LNG”) to multiple end markets. We provide LNG solutions to customers in diverse end markets, including aerospace, agriculture, energy, industrial, marine bunkering, mining, pipeline, remote power and utility markets. LNG can be used to deliver natural gas to locations where pipeline service is unavailable, has been interrupted, or needs to be supplemented. LNG can also be used to replace a variety alternative fuels, including distillate fuel oil and propane, among others, to provide environmental and economic benefits. Increasingly, LNG is being utilized as a transportation fuel in the marine industry and as a propellant in the private rocket launch sector. We believe that these fuel markets are large and provide significant opportunities for LNG usage.
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
Engineering and Field Support Services—Stabilis has experience in the safe, cost effective, and reliable use of LNG in multiple customer applications. We have also developed many processes and procedures that we believe improve our customers’ use of LNG in their operations. Our engineers help our customers design and integrate LNG into their operations and our field service technicians help our customers mobilize, commission and reliably operate on the job site.

Results of Operations
Stabilis supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG. The sale of the Brazil Operations represents all of the revenues and expenses previously reported within the Company's Power Delivery segment with the exception of the Company's equity method investment in BOMAY. Further, the Company also believes that the decision to exit the Brazil Operations met the criteria to be reported as discontinued operations. As a result, the Company believes that it has one reporting segment and the operating results presented in the tables below have been recast to separately present the revenues and expenses related to the Brazil Operations as discontinued operations for all periods presented.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The comparative tables below reflect our consolidated operating results for the three months ended March 31, 2023 (the “Current Quarter”) as compared to the three months ended March 31, 2022 (the “Prior Year Quarter”) (unaudited, amounts in thousands, except for percentages).

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
Revenues:
Revenues	$26,842	$20,267	$6,575	32.4%
Operating expenses:
Cost of revenues	20,270	15,504	4,766	30.7
Change in unrealized loss on natural gas derivatives	169	—	169	n/a
Selling, general and administrative expenses	3,379	2,931	448	15.3
Gain from disposal of fixed assets	—	(80)	80	n/a
Depreciation expense	2,011	2,277	(266)	(11.7)
Total operating expenses	25,829	20,632	5,197	25.2
Income (loss) from operations before equity income	1,013	(365)	1,378	377.5
Net equity income from foreign joint venture operations	345	87	258	296.6
Income (loss) from operations	1,358	(278)	1,636	588.5
Other income (expense):
Interest expense, net	(150)	(137)	(13)	(9.5)
Interest expense, net - related parties	(32)	(31)	(1)	(3.2)
Other income (expense)	(84)	(45)	(39)	(86.7)
Total other income (expense)	(266)	(213)	(53)	(24.9)
Net income (loss) from continuing operations before income tax benefit (expense)	1,092	(491)	1,583	322.4
Income tax benefit (expense)	(8)	132	(140)	(106.1)
Net income (loss) from continuing operations	1,084	(359)	1,443	401.9
Loss from discontinued operations, net of income tax	—	(47)	47	n/a
Net income (loss)	$1,084	$(406)	$1,490	367.0

Revenues
During the Current Quarter, revenues increased $6.6 million, or 32%, compared to the Prior Year Quarter. The increase in revenue primarily related to:
•Increased natural gas prices during the Current Quarter compared to the Prior Year Quarter;
•Increased pricing charged to our customers;
•Increased revenues from minimum purchase contracts ("take-or-pay"); and
•Increases in rental, service, and other revenue related to additional projects with higher equipment and labor components.
The above increases were partially offset by fewer gallons of LNG delivered in the Current Quarter compared to the Prior Year Quarter.
Operating Expenses
Costs of revenues. Cost of revenues increased $4.8 million, or 31%, compared to the Prior Year Quarter. As a percentage of revenue, these costs were 76% in both the Current Quarter and the Prior Year Quarter. The increase in cost of revenues was attributable to:
•Increased natural gas prices during the Current Quarter compared to the Prior Year Quarter;
•Inflationary pressures, including increased transportation, liquefaction, personnel and other costs;
•Increased take-or-pay fees; and
•Increased costs of rental, service, and other revenue primarily related to increased labor and equipment rentals to support marine bunkering projects.
Change in unrealized loss on natural gas derivatives. The Company incurred an unrealized loss of $0.2 million in the Current Quarter on its natural gas derivatives. The unrealized loss was due to lower future natural gas prices at March 31, 2023 as compared to December 31, 2022. The Company had no derivatives in the Prior Year Quarter. See also Note 4 in the Notes to the Condensed Consolidated Financial Statements for a further discussion of our derivatives.
Selling, general and administrative expenses. Selling, general and administrative expense increased $0.4 million, during the Current Quarter compared to the Prior Year Quarter. The increase was primarily related to increased compensation and headcount expense and increased professional services.
Gain from disposal of fixed assets. In the Prior Year Quarter, a gain of $0.1 million was recognized from the disposal of fixed assets. There was no gain in the Current Year Quarter.
Depreciation. Depreciation expense decreased 12% during the Current Quarter as compared to the Prior Year Quarter due to assets reaching the end of their depreciable lives.
Net equity income from foreign joint venture operations. Income from investments in the Company's foreign joint venture increased $0.3 million during the Current Quarter due to increased operating activity in China.
Interest expense, net. Interest expense increased $13 thousand during the Current Quarter as compared to the Prior Year Quarter primarily related to interest on additional borrowings from the Company's loan with AmeriState Bank.
Interest expense, net - related parties. Related party interest expense in the Current Quarter was comparable to the Prior Year.
Other income (expense). Other expense was $84 thousand during the Current Quarter compared to other income of $45 thousand in the Prior Year Quarter related to transactional foreign exchange losses.
Income tax expense. The Company incurred a state and foreign income tax expense of $8 thousand during the Current Quarter compared to a state and foreign income tax benefit of $0.1 million during the Prior Year Quarter. No U.S. federal income tax benefit was recorded for the Current Quarter or Prior Year Quarter as any net U.S. deferred tax assets generated from operating losses were offset by a change in the Company's valuation allowance on net deferred tax assets.

Discontinued Operations. Operating loss from discontinued operations, net of tax was $47 thousand for the Prior Year Quarter. The Company sold its Brazil Operations on October 31, 2022. There was no activity from discontinued operations during the Current Quarter. See Note 2 in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company's discontinued operations.
Liquidity and Capital Resources
Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, proceeds received from borrowings under the AmeriState Loan and distributions received from our BOMAY joint venture. In prior years, the Company also obtained financing from MG Finance, a related party. During the Current Quarter, our principal source of liquidity was our existing cash balances and cash provided by operations. We have used cash flows to invest in fixed assets and increase working capital to support growth as well as to pay interest and principal amounts outstanding under our debt. The Company's sale of the Brazil Operations on October 31, 2022 is not anticipated to adversely impact the Company's future cash flows.
As of March 31, 2023, we had $6.9 million in cash and cash equivalents on hand and $11.3 million in outstanding debt (net of debt issuance costs) and lease obligations (of which $2.5 million is due in the next twelve months). The Company has a $10.0 million loan facility with $1.0 million available for future draws at March 31, 2023. The Company has also filed a shelf registration statement (described below) which provides the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions.
The Company is subject to substantial business risks and uncertainties inherent in the LNG industry and there is no assurance that the Company will be able to generate sufficient cash flows in the future to sustain itself or to support future growth. Management believes the business will generate sufficient cash flows from its operations along with availability under our loan facility that is sufficient to fund the business for the next twelve months. As we continue to grow, management continues to evaluate additional financing alternatives, however, there is no guarantee that additional financing will be available or available at terms that would be beneficial to shareholders.
Cash Flows
Cash flows provided by (used in) our operating, investing and financing activities are summarized below (unaudited, in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$93	$3,155
Investing activities	(3,727)	(818)
Financing activities	(961)	(1,132)
Effect of exchange rate changes on cash	5	(3)
Net increase (decrease) in cash and cash equivalents	$(4,590)	$1,202
Cash and cash equivalents, beginning of period	11,451	910
Cash and cash equivalents, end of period	$6,861	$2,112
Operating Activities
Net cash provided by operating activities totaled $0.1 million for the three months ended March 31, 2023 compared to $3.2 million for the same period in 2022. The decrease in net cash provided by operating activities of $3.1 million as compared to the Prior Year Quarter was primarily attributable to higher net working capital requirements.
Investing Activities
Net cash used in investing activities totaled $3.7 million for the three months ended March 31, 2023 compared to $0.8 million for the three months ended March 31, 2022. The increase in net cash used in the Current Quarter was primarily due to cash paid to purchase additional assets.

Financing Activities
Net cash used in financing activities totaled $1.0 million for the three months ended March 31, 2023, compared to $1.1 million for the three months ended March 31, 2022. For both periods, the cash used was for repayment of debt.
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
Capital expenditures for the three months ended March 31, 2023 were $3.7 million and primarily related to the purchase of additional liquefaction assets and rolling stock. The Company had purchase orders open of approximately $4.0 million for capital expenditures at March 31, 2023. Future capital expenditures over the next twelve months will be dependent upon investment opportunities as well as the availability of additional capital at favorable terms.
Shelf Registration Statement
On April 11, 2022, the Company filed a registration statement on Form S-3 (the "Shelf Registration") which was declared effective on April 26, 2022 and will permit the Company to issue up to $100.0 million in either common stock, preferred stock, warrants or a combination of the above, and gives the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions. On December 16, 2022, the Company filed a prospectus supplement to the Shelf Registration that allows the Company to sell and issue shares of common stock directly to the public "at the market" as permitted in Rule 415 under the Securities Act. As a smaller reporting company, we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the Shelf Registration to no more than one-third of our public float in any twelve month period as measured in accordance with such instruction. There is no assurance that we will be able to raise capital pursuant to the Shelf Registration on acceptable terms or at all. We made no issuances under the Shelf Registration during the three months ended March 31, 2023.
Off-Balance Sheet Arrangements
As of March 31, 2023, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
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
There have been no significant changes in the Company's "Critical Accounting Policies and Estimates" during the three months ended March 31, 2023 from those disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 9, 2023.
New Accounting Standards
See Note 1 to the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report for information on new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As a “smaller reporting company,” the Company is not required to provide this information.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2023.
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
ITEM 1A. RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023 (“Form 10-K”), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. During the three months ended March 31, 2023, there have been no material changes in our risk factors disclosed in our 2022 Form 10-K.
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

Date: May 10, 2023

STABILIS SOLUTIONS, INC.

By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)