Form 10-Q
period 2023-06-30
Stabilis Solutions, Inc.
filed 2023-08-10
CIK 1043186

“Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number. 001-40364

STABILIS SOLUTIONS, INC.

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

As of August 8, 2023, there were 18,478,829 outstanding shares of our common stock, par value $.001 per share.

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended June 30, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“this Report”) includes statements that constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks and uncertainties and other factors. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, pending legal and regulatory proceedings and claims, including environmental matters, future economic performance, operating income, cost savings, and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan” or similar expressions. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessary estimates reflecting the best judgment of senior management, not guarantees of future performance. Many of the factors that impact forward-looking statements are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements as described in Part I. “Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("the SEC") on March 9, 2023, as well as the additional risk factors identified and described in Part II. “Item 1A. Risk Factors” of this Report.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$8,121	$11,451
Accounts receivable, net	4,763	16,326
Inventories, net	47	205
Prepaid expenses and other current assets	1,051	2,186
Assets held for sale	—	2,049
Total current assets	13,982	32,217
Property, plant and equipment:
Cost	111,219	103,368
Less accumulated depreciation	(59,726)	(55,699)
Property, plant and equipment, net	51,493	47,669
Goodwill	4,314	4,314
Investments in foreign joint ventures	11,339	11,606
Right-of-use assets and other noncurrent assets	550	774
Total assets	$81,678	$96,580
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,805	$4,474
Accrued liabilities	10,171	19,642
Current portion of long-term notes payable	338	848
Current portion of long-term notes payable - related parties	1,235	2,435
Current portion of finance and operating lease obligations	170	133
Total current liabilities	13,719	27,532
Long-term notes payable, net of current portion and debt issuance costs	8,349	8,650
Long-term portion of finance and operating lease obligations	82	183
Other noncurrent liabilities	—	348
Total liabilities	22,150	36,713
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 18,478,829 and 18,420,067 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	101,319	100,137
Accumulated other comprehensive income	(349)	82
Accumulated deficit	(41,461)	(40,371)
Total stockholders’ equity	59,528	59,867
Total liabilities and stockholders’ equity	$81,678	$96,580

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Revenues	$12,907	$23,150	$39,749	$43,417
Operating expenses:
Cost of revenues	10,585	19,537	30,855	35,041
Change in unrealized loss on natural gas derivatives	(224)	899	(55)	899
Selling, general and administrative expenses	3,043	3,054	6,422	5,985
Gain from disposal of fixed assets	—	—	—	(80)
Depreciation expense	1,992	2,197	4,003	4,474
Total operating expenses	15,396	25,687	41,225	46,319
Income (loss) from operations before equity income	(2,489)	(2,537)	(1,476)	(2,902)
Net equity income from foreign joint venture operations:
Income from equity investment in foreign joint venture	741	760	1,134	921
Foreign joint venture operating related expenses	(56)	(74)	(104)	(148)
Net equity income from foreign joint venture operations	685	686	1,030	773
Income (loss) from operations	(1,804)	(1,851)	(446)	(2,129)
Other income (expense):
Interest expense, net	(147)	(150)	(297)	(287)
Interest expense, net - related parties	(24)	(49)	(56)	(80)
Other income (expense), net	(40)	(26)	(124)	(71)
Total other income (expense)	(211)	(225)	(477)	(438)
Net loss from continuing operations before income tax (benefit) expense	(2,015)	(2,076)	(923)	(2,567)
Income tax expense (benefit)	159	(1)	167	(133)
Net loss from continuing operations	(2,174)	(2,075)	(1,090)	(2,434)
Loss from discontinued operations, net of income tax	—	(93)	—	(140)
Net loss	$(2,174)	$(2,168)	$(1,090)	$(2,574)

Net loss per common share:
Basic and diluted per common share from continuing operations	$(0.12)	$(0.11)	$(0.06)	$(0.13)
Basic and diluted per common share from discontinued operations	$—	$(0.01)	$—	$(0.01)
Basic and diluted per common share	$(0.12)	$(0.12)	$(0.06)	$(0.14)

Weighted average number of common shares outstanding:
Basic and diluted	18,464,929	18,253,066	18,445,775	18,222,426

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$(2,174)	$(2,168)	$(1,090)	$(2,574)
Foreign currency translation adjustment, net of tax	(618)	(952)	(431)	(575)
Total comprehensive income (loss)	$(2,792)	$(3,120)	$(1,521)	$(3,149)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income	Deficit	Total
Balance at December 31, 2022	18,420,067	$19	$100,137	$82	$(40,371)	$59,867
Common stock issued from vesting of stock-based awards	13,587	—	—	—	—	—
Stock-based compensation	—	—	589	—	—	589
Net income	—	—	—	—	1,084	1,084
Other comprehensive income, net of tax	—	—	—	187	—	187
Balance at March 31, 2023	18,433,654	19	100,726	269	(39,287)	61,727
Common stock issued from vesting of stock-based awards	45,175	—	—	—	—	—
Stock-based compensation	—	—	593	—	—	593
Net loss	—	—	—	—	(2,174)	(2,174)
Other comprehensive loss, net of tax	—	—	—	(618)	—	(618)
Balance at June 30, 2023	18,478,829	$19	$101,319	$(349)	$(41,461)	$59,528

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income	Deficit	Total
Balance at December 31, 2021	17,691,268	$18	$97,875	$351	$(37,185)	$61,059
Common stock issued from vesting of stock-based awards	501,334	—	—	—	—	—
Stock-based compensation	—	—	531	—	—	531
Net loss	—	—	—	—	(406)	(406)
Other comprehensive income, net of tax	—	—	—	377	—	377
Balance at March 31, 2022	18,192,602	18	98,406	728	(37,591)	61,561
Common stock issued from vesting of stock-based awards	87,337	—	—	—	—	—
Stock-based compensation	—	—	608	—	—	608
Net loss	—	—	—	—	(2,168)	(2,168)
Other comprehensive loss, net of tax	—	—	—	(952)	—	(952)
Balance at June 30, 2022	18,279,939	$18	$99,014	$(224)	$(39,759)	$59,049

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss) from continuing operations	$(1,090)	$(2,434)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	4,003	4,474
Stock-based compensation expense	1,182	1,139
Income from equity investment in joint venture	(1,134)	(921)
Realized and unrealized losses on natural gas derivatives	491	899
Distributions from equity investment in joint venture	813	1,550
Changes in operating assets and liabilities:
Accounts receivable	7,008	(464)
Prepaid expenses and other current assets	827	(889)
Accounts payable and accrued liabilities	(8,385)	1,270
Other	187	(596)
Net cash provided by operating activities from continuing operations	3,902	4,028
Net cash provided by operating activities from discontinued operations	—	559
Net cash provided by operating activities	3,902	4,587
Cash flows from investing activities:
Acquisition of fixed assets	(5,211)	(1,023)
Proceeds from sale of fixed assets	—	100
Net cash used in investing activities from continuing operations	(5,211)	(923)
Net cash used in investing activities from discontinued operations	—	(258)
Net cash used in investing activities	(5,211)	(1,181)
Cash flows from financing activities:
Proceeds from borrowings on short- and long-term notes payable	—	1,000
Payments on short- and long-term notes payable	(731)	(873)
Payments on notes payable and finance leases from related parties	(1,200)	(669)
Payment of debt issuance costs	(108)	—
Net cash used in financing activities from continuing operations	(2,039)	(542)
Net cash used in financing activities from discontinued operations	—	(58)
Net cash used in financing activities	(2,039)	(600)
Effect of exchange rate changes on cash	18	54
Net increase (decrease) in cash and cash equivalents	(3,330)	2,860
Cash and cash equivalents, beginning of period	11,451	910
Cash and cash equivalents, end of period	$8,121	$3,770

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

Basis of Presentation and Consolidation

The accompanying unaudited, interim condensed consolidated financial statements (“Condensed Consolidated Financial Statements”) include our accounts and those of our subsidiaries and, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in the notes to consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to prevent the information presented herein from being misleading. The Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring adjustments) for a fair presentation of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company's Annual Report on Form 10-K, as filed on March 9, 2023.

All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Condensed Consolidated Financial Statements, all dollar amounts in tabulations are in thousands, unless otherwise indicated.

The sale of the Brazil Operations on October 31, 2022, met the criteria for discontinued operations presentation. The classification of these assets, liabilities, results of operations and cash flows as discontinued operations requires retrospective application to financial information for all prior periods presented. Accordingly, the operating results for the three and six months ended  June 30, 2022, and cash flows for the six months ended  June 30, 2022, have been recast on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, respectively. There were no assets and liabilities from discontinued operations as of June 30, 2023 or December 31, 2022, and no results of operations or cash flows for the three and six months ended June 30, 2023. Unless otherwise noted, the amounts presented throughout the notes to our Financial Statements relate to our continuing operations. See Note 2 for further discussion of the Company's discontinued operations.

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

Derivative instruments

The Company had certain natural gas derivative instruments as of  June 30, 2023 and December 31, 2022. The Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on the Company's Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for and has been designated as a hedge as well as the type of hedge. The Company has not designated its derivatives as hedges under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within the Condensed Consolidated Statements of Operations. The Company did not enter into any derivative transactions for speculative purposes. See Note 4 for further discussion of the Company's derivatives.

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

2. DISCONTINUED OPERATIONS

On October 31, 2022, the Company entered into a sales agreement and closed on the sale of its Brazil Operations. The sale of the Brazil Operations met the criteria for discontinued operations presentation as the sale of the Brazil Operations represented a strategic shift of future operations of the Company. Further, the Brazil Operations had separately reported financial information available as the Brazil Operations represented substantially all of the revenue and expenses of the Company's previously reported Power Delivery segment.

The classification of these assets, liabilities, results of operations and cash flows as discontinued operations requires retrospective application to financial information for all prior periods presented. Accordingly, for the 2022 periods preceding the sale, the Condensed Consolidated Financial Statements and related notes have been recast to separately state the revenues, expenses and cash flows between its continuing operations and the discontinued operations. The Company had no assets and liabilities related to the Brazil Operations at June 30, 2023 or December 31, 2022. In addition, the Company had no results of operations nor cash flows for the three and six months ended June 30, 2023.

The following table summarizes the components of income from discontinued operations for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$—	$2,634	$—	$5,400
Costs and expenses	—	2,517	—	5,310
Other income (expense), net	—	(18)	—	(35)
Income from discontinued operations before income taxes	$—	$99	$—	$55
Income tax expense	—	192	—	195
Loss from discontinued operations, net of income taxes	$—	$(93)	$—	$(140)

Segment Reporting

As a result of the classification of the Brazil Operations as discontinued operations, the Company only has one reporting segment.

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

Disclosure: Disaggregated Revenues

The table below presents revenue disaggregated by source, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2023	2022	2023	2022
LNG Product	$10,568	$20,336	$32,473	$37,121
Rental	1,063	1,339	3,310	3,325
Service	1,100	1,403	3,166	2,798
Other	176	72	800	173
Total revenues	$12,907	$23,150	$39,749	$43,417

The table below presents revenue disaggregated by geographic location, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2023	2022	2023	2022
Mexico	$1,745	$4,894	$4,564	$8,660
United States	11,162	18,256	35,185	34,757
Total revenues	$12,907	$23,150	$39,749	$43,417

4. DERIVATIVE INSTRUMENTS

As of June 30, 2023 and December 31, 2022, the Company held a series of call options (“the Call Options”) for the purchase of natural gas related to customer commitments. The Call Options are for a total of 0.9 million MMBtu (million British thermal units) of natural gas at June 30, 2023 which extend into the second quarter of 2024. The Company purchased the Call Options to manage the risk of increasing natural gas prices above what it can charge its customers. The Company may also enter into other derivative transactions when beneficial. Except for contracts qualifying for the normal purchase normal sales exception, as further described below, the Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on the Company's Condensed Consolidated Balance Sheets. The fair value of the Call Options are predominantly determined from broker quotes and are considered a level 2 fair value measurement. The following table presents the location and fair value of the Call Options at June 30, 2023 and  December 31, 2022 on the Company's Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
Location on Condensed Consolidated Balance Sheet	2023 (1)	2022 (1)
Prepaid expenses and other current assets (2)	$81	$347
Right-of-use assets and other noncurrent assets (2)	—	225
	$81	$572

(1)         Amounts are presented on a gross basis.

(2)         The classification between current and noncurrent assets is based upon when the Call Options mature.

The Company has not designated the Call Options as a hedge under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within change in unrealized loss on natural gas derivatives within the Company's Condensed Consolidated Statements of Operations. The table below presents the changes in the fair value of the Call Options for the three and six months ended June 30, 2023 and 2022 as well as their net realized gains and losses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Changes in fair value of derivatives	2023	2022	2023	2022
Fair value of natural gas derivatives, beginning of period	$151	$—	$572	$—
Purchases of natural gas derivatives	—	2,241	—	2,241
Unrealized gains (losses) transferred to realized gains (losses), net	(294)	(216)	(546)	(216)
Change in unrealized gain (loss) on natural gas derivatives (1)	224	(899)	55	(899)
Fair value of natural gas derivatives, end of period	$81	$1,126	$81	$1,126

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Realized gain (loss) from derivative instruments	2023	2022	2023	2022
Unrealized gains (losses) transferred to realized gains (losses), net	$(294)	$(216)	$(546)	$(216)
Derivative settlement payments received (2)	—	380	—	380
Realized gain (loss) from natural gas derivatives, net (2)	$(294)	$164	$(546)	$164

(1)         Amounts are presented as their own separate line item within the Company's Condensed Consolidated Statements of Operations.

(2)         Amounts are included within cost of revenues on the Company's Condensed Consolidated Statements of Operations.

The Company also enters into forward contracts for purchases of natural gas and/or electricity to meet liquefaction requirements and forward sales contracts for the delivery of LNG to its customers. These contracts are not accounted for as derivatives, but accounted for under the normal purchase normal sales exclusion under U.S. GAAP and are not measured at fair value each reporting period.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets at  June 30, 2023 and  December 31, 2022 consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid insurance	$350	$990
Prepaid supplier expenses	167	286
Other receivables	182	254
Natural gas derivatives at fair value, current	81	347
Deposits	203	236
Other	68	73
Total prepaid expenses and other current assets	$1,051	$2,186

6. PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at June 30, 2023 and  December 31, 2022 consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Liquefaction plants and systems	$48,149	$47,636
Real property and buildings	2,066	2,057
Vehicles and tanker trailers and equipment	51,575	52,647
Computer and office equipment	458	470
Construction in progress	8,939	527
Leasehold improvements	32	31
	111,219	103,368
Less: accumulated depreciation	(59,726)	(55,699)
	$51,493	$47,669

Depreciation expense totaled $2.0 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively, all of which is included in the Condensed Consolidated Statements of Operations as a separate line item. Depreciation expense totaled $4.0 million and $4.5 million for the six months ended June 30, 2023 and 2022, respectively, all of which is included in the Condensed Consolidated Statements of Operations as a separate line item.

7. INVESTMENT IN FOREIGN JOINT VENTURE

The Company holds a 40% interest in BOMAY, which builds electrical systems. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), which owns 51%. The remaining 9% is owned by AA Energies, Inc. The Company made no sales to its joint venture during the three and six months ended June 30, 2023 and 2022.

The tables below present a summary of BOMAY's assets, liabilities and equity at  June 30, 2023 and December 31, 2022, and its operational results for the three and six months ended June 30, 2023 and 2022 in U.S. dollars (in thousands):

	June 30,	December 31,
	2023	2022
Assets:
Total current assets	$125,470	$88,536
Total non-current assets	2,753	3,016
Total assets	$128,223	$91,552
Liabilities and equity:
Total liabilities	$96,222	$58,482
Total joint ventures’ equity	32,001	33,070
Total liabilities and equity	$128,223	$91,552

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$30,369	$32,647	$51,583	$42,726
Gross Profit	3,483	3,696	5,886	5,305
Net income	1,772	1,820	2,673	2,143

The table below presents the components of our investment in BOMAY and a summary of the activity within those components for the six months ended June 30, 2023 in U.S. dollars (in thousands):

	Initial Investment at Merger (1), (2)	Undistributed Earnings	Cumulative Foreign Exchange Translation Adj	Investment in BOMAY
Balance at December 31, 2022	$9,333	$2,295	$(22)	$11,606
Equity in earnings	—	1,134	—	1,134
Less: dividend distributions	—	(813)	—	(813)
Foreign currency translation gain (loss)	—	—	(588)	(588)
Balance at June 30, 2023	$9,333	$2,616	$(610)	$11,339

(1)

Accumulated statutory reserves in equity method investments of $2.7 million at  June 30, 2023 and  December 31, 2022 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”) regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

(2)

The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference is being accreted over an original period of nine years (the expected life of the joint venture). The Company's accretion during the six months ended June 30, 2023 and 2022 both totaled approximately $65 thousand each, respectively, and is included in income from equity investment in foreign joint venture in the accompanying Condensed Consolidated Statements of Operations. The remaining basis difference, net of accumulated accretion at  June 30, 2023 and  December 31, 2022 is summarized in the following table (in thousands):

	June 30,	December 31,
	2023	2022
Original basis difference	$1,165	$1,165
Less accumulated accretion	(507)	(443)
Net remaining basis difference at end of period	$658	$722

In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment of our investment in BOMAY is necessary for the period ending June 30, 2023.

8. ACCRUED LIABILITIES

The Company’s accrued liabilities at  June 30, 2023 and  December 31, 2022 consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Compensation and benefits	$1,870	$3,111
Professional fees	411	454
LNG fuel and transportation	6,162	6,549
Accrued interest	32	33
Customer deposits and prepayments	1,179	8,456
Other taxes payable	385	701
Other accrued liabilities	132	338
Total accrued liabilities	$10,171	$19,642

9. DEBT

The Company’s carrying value of debt, net of debt issuance costs at June 30, 2023 and  December 31, 2022 consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Secured term note, net of debt issuance costs	$8,563	$8,650
Secured promissory note - related party	1,235	2,435
Insurance and other notes payable	124	848
Less: amounts due within one year	(1,573)	(3,283)
Total long-term debt	$8,349	$8,650

Revolving Credit Facility

On June 9, 2023, the Company, along with its subsidiaries, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and Stabilis LNG Port Allen, LLC (collectively, the “Borrowers”) entered into a three-year loan agreement (the “Revolving Credit Facility”) with Cadence Bank. The Revolving Credit Facility provides for a maximum aggregate amount of $10.0 million, subject to a borrowing base of 80% of eligible accounts receivable. The Company may request an increase in the maximum aggregate amount under the Revolving Credit Facility by up to $5.0 million, subject to the approval of Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Company’s accounts receivable and deposit accounts. Borrowings under the Revolving Credit Facility incur interest at the Prime Rate published by the Wall Street Journal. Any unused portion is subject to a quarterly unused commitment fee of 0.5% per annum. As of June 30, 2023, no amounts have been drawn under the Revolving Credit Facility. The Revolving Credit Facility matures on June 9, 2026.

The Revolving Credit Facility contains various restrictions and covenants. Among other requirements, the Borrowers must maintain a consolidated net worth of at least $50 million as of June 30, 2023, increasing by 50% of the Borrowers’ net income as of the end of each year ended December 31, and must maintain a minimum Fixed Charge Coverage Ratio of 1.2 to 1.0 on a consolidated basis, as defined in the Revolving Credit Facility, as of the last day of each fiscal quarter, on a trailing twelve (12) months basis. The Revolving Credit Facility also contains customary events of default. If an event of default under the Revolving Credit Facility occurs and is continuing, then Cadence Bank may declare any outstanding obligations under the Loan Agreement to be immediately due and payable. In addition, if any of the Borrowers become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Loan Agreement will automatically become immediately due and payable. As of June 30, 2023, the Company was in compliance with all its covenants related to the Revolving Credit Facility.

Secured Term Note

On April 8, 2021, the Company entered into a loan agreement (the “Loan Agreement”) with AmeriState Bank (“Lender”), to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “AmeriState Loan”), of which $9.0 million was drawn and outstanding as of June 30, 2023. The AmeriState Loan, which is in the form of a term loan facility, matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter. The AmeriState Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the AmeriState Loan. The Loan Agreement is secured by specific equipment owned by the Company.

Upon an Event of Default (as defined in the Loan Agreement), the Lender may (i) terminate its commitment, (ii) declare the outstanding principal amount of the Advancing Notes (as defined in the Loan Agreement) due and payable, or (iii) exercise all rights and remedies available to Lender under the Loan Agreement.

The Loan Agreement requires the Company to meet certain financial covenants which include a debt-to-net-worth ratio of not more than 9.1 to 1.0 and a debt service coverage ratio of not less than 1.2 to 1.0 on an annual basis beginning December 31, 2022. The Company was in compliance with all of its debt covenants as of June 30, 2023.

Secured Promissory Note - Related Party

On August 16, 2019, the Company issued a Secured Promissory Note to MG Finance Co., Ltd., a related party, in the principal amount of $5.0 million, which was subsequently amended to defer scheduled debt and interest payments and lower the interest rate from 12.0% to 6.0%. Repayments under the amendment are in equal monthly installments through December 2023. As of June 30, 2023, the outstanding balance is $1.2 million. The debt is secured by certain equipment of the Company. See Note 10 - Related Party Transactions.

Insurance Notes Payable

The Company finances its annual commercial insurance premiums for its business and operations. The dollar amount financed was $1.2 million for the Company's 2022-2023 policies. The outstanding principal balance on the premium finance note was $0.1 million at June 30, 2023 and $0.8 million at  December 31, 2022. The Company makes equal monthly payments of principal and interest over the term of the note. The interest rate for the insurance policy is 6.31%.

10. RELATED PARTY TRANSACTIONS

Secured Promissory Note - Related Party

Casey Crenshaw (our Chairman of the Board) is the beneficial owner of 50% of The Modern Group and is deemed to jointly control The Modern Group with family members. The Company has a secured promissory note payable with MG Finance Co., Ltd, a subsidiary of The Modern Group. See additional discussion in Note 9.

Other Purchases and Sales

The Company purchases supplies and services from subsidiaries of The Modern Group. The Company made purchases of supplies and services totaling $0.1 million for both the three months ended June 30, 2023 and 2022. For both the six months ended June 30, 2023 and 2022, purchases totaled $0.2 million.  As of June 30, 2023 and December 31, 2022, the Company had $41 thousand and $0.1 million, respectively, due to a subsidiary of The Modern Group included in accounts payable on the Condensed Consolidated Balance Sheets. Subsequent to June 30, 2023, the Company agreed to purchase equipment it was renting from The Modern Group for $0.1 million.

Chart E&C beneficially owns 8.0% of our outstanding common stock at June 30, 2023. The Company made purchases from Chart E&C for the three months ended  June 30, 2023 and 2022 of $11 thousand and $6 thousand, respectively.  For the six months ended June 30, 2023 and 2022, the Company made purchases from Chart E&C totaling $11 thousand and $0.1 million, respectively. The Company had $0.0 million and $0.5 million due to Chart E&C included in accounts payable on the Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, respectively. The Company also has a commitment for the future delivery of equipment during 2023 totaling $0.6 million. The Company had no receivable due from Chart E&C at June 30, 2023 or December 31, 2022.

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

12. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stock-based Compensation

The Company includes stock compensation expense within general and administrative expenses in the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2023 and 2022, the Company recognized $1.2 million and $1.1 million of stock compensation expense, respectively.

Issuance of Stock-based Awards

The Company has a long-term incentive plan (the “Amended and Restated Plan”) which provides for a maximum number of shares of common stock available for issuance of 5,500,000 shares. The plan was recently amended in 2023 to increase the maximum number of shares from 4,000,000 to 5,500,000.  The increase of the additional 1,500,000 shares is subject to shareholder approval at the annual stockholders meeting to be held August 16, 2023. Awards under the Amended and Restated Plan may be granted to employees, officers and directors of the Company and affiliates, and any other person who provides services to the Company and its affiliates (including independent contractors and consultants of the Company and its subsidiaries). Awards may be granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, substitute awards, other stock-based awards, cash awards and/or any combination of the foregoing. No participant may receive a grant covering more than 2,000,000 shares of our common stock in any year and a non-employee member of the Board may not be granted more than 100,000 shares in any year.  Certain types of awards are specific to employees of the Company and not granted to a non-employee members of the Board or independent contractors and consultants.

On June 26, 2023, the Company granted 685,437 stock appreciation rights (“SARs”) under the Amended and Restated Plan, with a $10.00 strike price. The SARs 100% vest when the closing price of the Company's common stock averages $10.00 over 10 (ten) consecutive trading days, prior to January 1, 2025. The SARs expire December 31, 2026. Once vested, the SARs may be exercised, whole or in part, prior to their expiration.  The SARs may be paid in cash or shares, as elected by the Company representing the then closing price of the Company's common stock in excess of the strike price. The Company valued the SARs at $0.1 million as of the date of grant. Expense related to these grants was immaterial for the three and six months ended June 30, 2023.

Issuances of Common Stock

During the six months ended June 30, 2023, and 2022, shares of common stock were issued upon vesting of restricted stock units of 58,762 and 588,671, respectively. There were no stock options or stock appreciation rights exercised during the six months ended June 30, 2023 or 2022.

13. NET INCOME (LOSS) PER SHARE

The calculation of net income (loss) per common share including the number of shares for both basic and diluted net income (loss) per share is as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted average shares:
Basic weighted average number of common shares outstanding	18,464,929	18,253,066	18,445,775	18,222,426
Dilutive securities (1)	—	—	—	—
Total shares including dilutive securities	18,464,929	18,253,066	18,445,775	18,222,426

Net income (loss):
Net income (loss) from continuing operations	$(2,174)	$(2,075)	$(1,090)	$(2,434)
Loss from discontinued operations, net of income tax	—	(93)	—	(140)
Net income (loss)	$(2,174)	$(2,168)	$(1,090)	$(2,574)

Net income (loss) per common share:
Basic net income (loss) per common share from continuing operations	$(0.12)	$(0.11)	$(0.06)	$(0.13)
Basic loss per common share from discontinued operations	—	(0.01)	—	(0.01)
Basic net income (loss) per common share	(0.12)	(0.12)	(0.06)	(0.14)

Diluted net income (loss) per common share from continuing operations	$(0.12)	$(0.11)	$(0.06)	$(0.13)
Diluted loss per common share from discontinued operations	—	(0.01)	—	(0.01)
Diluted net income (loss) per common share	(0.12)	(0.12)	(0.06)	(0.14)

(1)

The Company had no dilutive securities for the three and six months ended June 30,2023 and 2022 since the Company incurred net losses for both continuing and discontinued operations for these periods as inclusion would be antidilutive. Securities that were excluded that would have had an anti-diluted effect consist of restricted stock units of 97,459, stock options of 2,074,505 and stock appreciation rights of 658,437.

14. SUPPLEMENTAL CASH FLOW INFORMATION

The Company's supplemental disclosure of cash flow information for the six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Six Months Ended
	June 30,
Supplemental Disclosure of Cash Flow Information:	2023	2022
Interest paid	$334	$265
Income taxes paid	207	12
Significant non-cash investing and financing activities:
Equipment acquired from issuance of note payable	—	359
Acquisition of fixed assets included within accounts payable and accrued expenses	3,043	170
Fixed assets transferred to assets held for sale	—	1,841

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q (“this Report”) and the consolidated financial statements included in the 2022 Annual Report on Form 10-K filed on March 9, 2023 with the U.S. Securities and Exchange Commission (the “SEC”). Historical results and percentage relationships set forth in the Condensed Consolidated Statements of Operations and Cash Flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.

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

Results of Operations

Stabilis supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG. The sale of the Brazil Operations represents all of the revenues and expenses previously reported within the Company's Power Delivery segment with the exception of the Company's equity method investment in BOMAY. Further, the decision to exit the Brazil Operations met the criteria to be reported as discontinued operations. As a result, the Company has one reporting segment and the operating results presented in the tables below have been recast to separately present the revenues and expenses related to the Brazil Operations as discontinued operations for all periods presented.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The comparative tables below reflect our consolidated operating results for the three months ended June 30, 2023 (the “Current Quarter”) as compared to the three months ended June 30, 2022 (the “Prior Year Quarter”) (unaudited, amounts in thousands, except for percentages).

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change
Revenues:
Revenues	$12,907	$23,150	$(10,243)	(44.2)%
Operating expenses:
Cost of revenues	10,585	19,537	(8,952)	(45.8)
Change in unrealized loss on natural gas derivatives	(224)	899	(1,123)	(124.9)
Selling, general and administrative expenses	3,043	3,054	(11)	(0.4)
Depreciation expense	1,992	2,197	(205)	(9.3)
Total operating expenses	15,396	25,687	(10,291)	(40.1)
Income (loss) from operations before equity income	(2,489)	(2,537)	48	(1.9)
Net equity income from foreign joint venture operations	685	686	(1)	(0.1)
Income (loss) from operations	(1,804)	(1,851)	47	(2.5)
Other income (expense):
Interest expense, net	(147)	(150)	3	(2.0)
Interest expense, net - related parties	(24)	(49)	25	(51.0)
Other income (expense)	(40)	(26)	(14)	53.8
Total other income (expense)	(211)	(225)	14	(6.2)
Net income (loss) from continuing operations before income tax (benefit) expense	(2,015)	(2,076)	61	(2.9)
Income tax (benefit) expense	159	(1)	160	n/a
Net income (loss) from continuing operations	(2,174)	(2,075)	(99)	4.8
Loss from discontinued operations, net of income tax	—	(93)	93	(100.0)
Net income (loss)	$(2,174)	$(2,168)	$(6)	0.3

Revenues

During the Current Quarter, revenues decreased  $10.2 million, or 44%, compared to the Prior Year Quarter. The decrease in revenue primarily related to:

•	Lower natural gas prices which are passed through to our customers as revenue in the Current Quarter compared to the Prior Year Quarter;

•	Fewer gallons of LNG delivered in the Current Quarter compared to the Prior Year Quarter, partially due to feed gas composition changes at our south Texas LNG production facility;

•	Customer mix in the Current Quarter compared to the Prior Year Quarter; and

•	Decreased rental and service revenues.

These decreases in revenues were partially offset by increased revenues from “take-or-pay” contracts.

Operating Expenses

Costs of revenues. Cost of revenues decreased $9.0 million, or 46%, compared to the Prior Year Quarter. As a percentage of revenue, these costs were 82% and 84% in the Current Quarter and the Prior Year Quarter, respectively. The decrease in cost of revenues was attributable to:

•	Lower natural gas prices during the Current Quarter compared to the Prior Year Quarter; and

•	Fewer gallons of LNG delivered in the Current Quarter compared to the Prior Year Quarter.

Change in unrealized loss on natural gas derivatives. The Company incurred a gain of $0.2 million on the change in unrealized losses associated with the Company's natural gas derivatives in the Current Quarter compared to a loss of $0.9 million in the Prior Year Quarter. The gain in the Current Quarter was due to offsetting amortization of realized losses as call option volumes expired unexercised during the Current Quarter. See also Note 4 in the Notes to the Condensed Consolidated Financial Statements for a further discussion of our derivatives.

Selling, general and administrative expenses. Selling, general and administrative expense was comparable for both the Current Quarter and the Prior Year Quarter.

Depreciation. Depreciation expense decreased 9% during the Current Quarter as compared to the Prior Year Quarter due to assets reaching the end of their depreciable lives.

Net equity income from foreign joint venture operations. Equity Income from the Company's foreign joint venture was comparable for both the Current Quarter and the Prior Year Quarter.

Interest expense, net - related parties. Related party interest expense decreased $25 thousand in the Current Quarter as compared to the Prior Year Quarter primarily related to lower debt balances.

Other income (expense). Other expense was $40 thousand during the Current Quarter compared to $26 thousand in the Prior Year Quarter related to transactional foreign exchange losses.

Income tax expense. The Company incurred a state and foreign income tax expense of $0.2 million during the Current Quarter compared to a state and foreign income tax benefit of $1 thousand during the Prior Year Quarter. No U.S. federal income tax benefit was recorded for the Current Quarter or Prior Year Quarter as any net U.S. deferred tax assets generated from operating losses were offset by a change in the Company's valuation allowance on net deferred tax assets.

Discontinued Operations. Operating loss from discontinued operations, net of tax was $0.1 million for the Prior Year Quarter. The Company sold its Brazil Operations on October 31, 2022. There was no activity from discontinued operations during the Current Quarter. See Note 2 in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company's discontinued operations.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The comparative tables below reflect our consolidated operating results for the six months ended June 30, 2023 (the “Current Year”) as compared to the six months ended June 30, 2022 (the “Prior Year”) (unaudited, amounts in thousands, except for percentages).

	Six Months Ended
	June 30,
	2023	2022	$ Change	% Change
Revenues:
Revenues	$39,749	$43,417	$(3,668)	(8.4)%
Operating expenses:
Cost of revenues	30,855	35,041	(4,186)	(11.9)
Change in unrealized loss on natural gas derivatives	(55)	899	(954)	(106.1)
Selling, general and administrative expenses	6,422	5,985	437	7.3
Gain from disposal of fixed assets	—	(80)	80	(100.0)
Depreciation expense	4,003	4,474	(471)	(10.5)
Total operating expenses	41,225	46,319	(5,094)	(11.0)
Income (loss) from operations before equity income	(1,476)	(2,902)	1,426	(49.1)
Net equity income from foreign joint venture operations	1,030	773	257	33.2
Income (loss) from operations	(446)	(2,129)	1,683	(79.1)
Other income (expense):
Interest expense, net	(297)	(287)	(10)	3.5
Interest expense, net - related parties	(56)	(80)	24	(30.0)
Other income (expense)	(124)	(71)	(53)	74.6
Total other income (expense)	(477)	(438)	(39)	8.9
Net income (loss) from continuing operations before income tax (benefit) expense	(923)	(2,567)	1,644	(64.0)
Income tax (benefit) expense	167	(133)	300	(225.6)
Net income (loss) from continuing operations	(1,090)	(2,434)	1,344	(55.2)
Loss from discontinued operations, net of income tax	—	(140)	140	(100.0)
Net income (loss)	$(1,090)	$(2,574)	$1,484	(57.7)

Revenues

During the Current Year, revenues decreased $3.7 million, or 8%, compared to the Prior Year. The decrease in revenue was primarily related to:

•	Lower natural gas prices in the Current Year compared to the Prior Year; and

•	Fewer gallons of LNG delivered in the Current Year compared to the Prior Year, partially due to feed gas composition changes at our south Texas LNG production facility.

These decreases in revenues were partially offset by:

•	Increased pricing per gallon charged to customers in the Current Year compared to the Prior Year;

•	Increased revenues from “take-or-pay” contracts; and

•	Increased rental, service and other revenues.

Operating Expenses

Costs of revenues. Cost of revenues decreased $4.2 million, or 12%, compared to the Prior Year. As a percentage of revenue, these costs were 78% in the Current Year compared to 81% in the Prior Year. The decrease in cost of revenues was attributable to:

•	Lower natural gas prices during the Current Year compared to the Prior Year; and

•	Fewer gallons of LNG delivered in the Current Year compared to the Prior Year.

These decreases in costs of revenues were partially offset by:

•	Inflationary pressures, including increased transportation pricing, liquefactions costs, personnel and other costs;

•	Increased "take-or-pay" fees; and

•	Increased costs of rental, service and other revenue.

Change in unrealized loss on natural gas derivatives. The Company incurred a gain of $0.1 million on the change in unrealized losses associated with the Company's natural gas derivatives for the Current Year compared to a loss of $0.9 million in the Prior Year. The gain in the Current Year was due to offsetting amortization of realized losses as call option volumes expired unexercised during the Current Year. See also Note 4 in the Notes to the Condensed Consolidated Financial Statements for a further discussion of our derivatives.

Selling, general and administrative expenses. Selling, general and administrative expense increased $0.4 million, during the Current Year compared to the Prior Year. The increase was primarily related to increased compensation expense and professional services.

Gain from disposal of fixed assets. In the Prior Year, a gain of $0.1 million was recognized from the disposal of fixed assets. There was no gain in the Current Year.

Depreciation. Depreciation expense decreased 11% during the Current Year as compared to the Prior Year due to assets reaching the end of their depreciable lives.

Net equity income from foreign joint venture operations. Equity Income from the Company's joint venture increased $0.3 million during the Current Year due to increased demand for its products in China.

Interest expense, net. Interest expense increased $10 thousand during the Current Year as compared to the Prior Year primarily related to interest on additional borrowings from the Company's loan with AmeriState Bank.

Interest expense, net - related parties. Related party interest expense decreased $24 thousand in the Current Year as compared to the Prior Year related to lower debt balances.

Other income (expense). Other expense was $0.1 million for both the Current Year and the Prior Year related to transactional foreign exchange losses.

Income tax expense. The Company incurred a state and foreign income tax expense of $0.2 million during the Current Year compared to a benefit of $0.1 million during the Prior Year. No U.S. federal income tax benefit was recorded for the Current Year or Prior Year as any net U.S. deferred tax assets generated from operating losses were offset by a change in the Company's valuation allowance on net deferred tax assets.

Discontinued Operations. Operating loss from discontinued operations, net of tax was $0.1 million for the Prior Year. The Company sold its Brazil Operations on October 31, 2022. There was no activity from discontinued operations during the Current Year. See Note 2 in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company's discontinued operations.

Liquidity and Capital Resources

Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by our operations, proceeds received from borrowings under the AmeriState Loan and distributions received from our BOMAY joint venture. In prior years, the Company also obtained financing from MG Finance, a related party. During the Current Quarter, our principal source of liquidity was our existing cash balances, cash provided by operations and distributions received from our BOMAY joint venture. The Company has used cash flows to invest in fixed assets to support growth as well as to pay interest and principal amounts outstanding under its debt agreements. The Company's sale of the Brazil Operations on October 31, 2022 is not anticipated to adversely impact the Company's future cash flows.

On June 9, 2023, the Company, along with its subsidiaries, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and Stabilis LNG Port Allen, LLC (collectively, the “Borrowers”) entered into a three-year loan agreement (the “Revolving Credit Facility”) with Cadence Bank. The Revolving Credit Facility provides for a maximum aggregate amount of $10.0 million, subject to a borrowing base of 80% of eligible accounts receivable. The Company may request an increase in the maximum aggregate amount under the Revolving Credit Facility by up to $5.0 million, subject to the approval of Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Borrowers’ accounts receivable and deposit accounts. Borrowings under the Revolving Credit Facility incur interest at the Prime Rate published by the Wall Street Journal. Any unused portion is subject to a quarterly unused commitment fee of 0.5% per annum. As of June 30, 2023, no amounts have been drawn under the Revolving Credit Facility. The Revolving Credit Facility matures on June 9, 2026. The Revolving Credit Facility contains various restrictions and covenants. As of June 30, 2023, the Company was in compliance with all its covenants related to the Revolving Credit Facility. The Company also has a $10.0 million secured term loan facility with AmeriState Bank, of which, $1.0 million is available for future draws at June 30, 2023.

As of June 30, 2023, we had $8.1 million in cash and cash equivalents on hand and $10.2 million in outstanding debt (net of debt issuance costs), and lease obligations (of which $1.7 million is due in the next twelve months). Total availability under the Revolving Credit Facility and the secured term loan facility is $4.0 million at June 30, 2023. The Company has also filed a shelf registration statement (described below) which provides the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions.

The Company is subject to substantial business risks and uncertainties inherent in the LNG industry and there is no assurance that the Company will be able to generate sufficient cash flows in the future to sustain itself or to support future growth. Management believes the Company will generate cash flows from its operations along with availability under the Company's debt agreements to fund the business for the next twelve months. As we continue to grow, management continues to evaluate additional financing alternatives, however, there is no guarantee that additional financing will be available or available at terms that would be beneficial to shareholders.

Cash Flows

Cash flows provided by (used in) our operating, investing and financing activities are summarized below (unaudited, in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$3,902	$4,587
Investing activities	(5,211)	(1,181)
Financing activities	(2,039)	(600)
Effect of exchange rate changes on cash	18	54
Net increase (decrease) in cash and cash equivalents	(3,330)	2,860
Cash and cash equivalents, beginning of period	11,451	910
Cash and cash equivalents, end of period	$8,121	$3,770

Operating Activities

Net cash provided by operating activities totaled $3.9 million for the six months ended June 30, 2023 compared to $4.6 million for the same period in 2022. The decrease in net cash provided by operating activities of $0.7 million as compared to the Prior Year was primarily attributable to working capital and lower dividends from our joint venture, BOMAY.

Investing Activities

Net cash used in investing activities totaled $5.2 million for the six months ended June 30, 2023 compared to $1.2 million for the six months ended June 30, 2022. The increase in net cash used in the Current Year of $4.0 million was primarily due to cash paid to purchase additional assets.

Financing Activities

Net cash used in financing activities totaled $2.0 million for the six months ended June 30, 2023, compared to $0.6 million for the six months ended June 30, 2022. For both periods, the cash used was primarily for repayment of debt.

Future Cash Requirements

We require cash to fund our operating expenses and working capital requirements, including costs associated with fuel sales, debt repayments, purchases of equipment and other capital expenditures, maintenance of LNG production facilities, mergers and acquisitions (if any), pursuing market expansion, supporting sales and marketing activities and other general corporate purposes. While we believe we have sufficient liquidity and capital resources to fund our operations and repay our debt, we may elect to pursue additional financing activities such as refinancing existing debt, obtaining new debt, or debt or equity offerings to provide flexibility with our cash management. Certain of these alternatives may require the consent of current lenders or stockholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all.

Capital expenditures for the six months ended June 30, 2023 were $5.2 million and primarily related to the purchase of additional liquefaction assets and rolling stock. The Company had purchase orders open of approximately $4.0 million for capital expenditures at June 30, 2023. Future capital expenditures over the next twelve months will be dependent upon investment opportunities as well as the availability of additional capital at favorable terms.

Shelf Registration Statement

On April 11, 2022, the Company filed a registration statement on Form S-3 (the “Shelf Registration”) which was declared effective on April 26, 2022 and will permit the Company to issue up to $100.0 million in either common stock, preferred stock, warrants or a combination of the above, and gives the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions. On December 16, 2022, the Company filed a prospectus supplement to the Shelf Registration that allows the Company to sell and issue shares of common stock directly to the public “at the market” as permitted in Rule 415 under the Securities Act. As a smaller reporting company, we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the Shelf Registration to no more than one-third of our public float in any twelve month period as measured in accordance with such instruction. There is no assurance that we will be able to raise capital pursuant to the Shelf Registration on acceptable terms or at all. We made no issuances under the Shelf Registration during the six months ended June 30, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

There have been no significant changes in the Company's “Critical Accounting Policies and Estimates” during the three and six months ended June 30, 2023 from those disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 9, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2023.

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

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023 (“Form 10-K”), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. During the six months ended June 30, 2023, there have been no material changes in our risk factors disclosed in our 2022 Form 10-K.

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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to Registrant's Annual Report on Form 10-K filed March 10, 2022)

10.1	Loan Agreement, dated as of June 9, 2023, among Registrant, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and LNG Stabilis Port Allen, LLC and Cadence Bank (Incorporated by Reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed June 13, 2023).

10.2	Revolving Line of Credit Note, dated as of June 9, 2023, among Registrant, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and LNG Stabilis Port Allen, LLC and Cadence Bank (Incorporated by Reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed June 13, 2023).

10.3	Security Agreement, dated as of June 9, 2023, among Registrant, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and LNG Stabilis Port Allen, LLC and Cadence Bank (Incorporated by Reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed June 13, 2023).

31.1	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	*Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101.INS	* Interactive XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)

101.SCH	*Inline XBRL Taxonomy Extension Schema Document

101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document

104	* Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2023

STABILIS SOLUTIONS, INC.

By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)