Form 10-Q
period 2023-09-30
Stabilis Solutions, Inc.
filed 2023-11-09
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 7, 2023, there were 18,573,391 outstanding shares of our common stock, par value $.001 per share.

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended September 30, 2023

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$4,914	$11,451
Accounts receivable, net	6,135	16,326
Inventories, net	128	205
Prepaid expenses and other current assets	3,381	2,186
Assets held for sale	—	2,049
Total current assets	14,558	32,217
Property, plant and equipment:
Cost	109,669	103,368
Less accumulated depreciation	(59,651)	(55,699)
Property, plant and equipment, net	50,018	47,669
Goodwill	4,314	4,314
Investments in foreign joint ventures	11,591	11,606
Right-of-use assets and other noncurrent assets	602	774
Total assets	$81,083	$96,580
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,208	$4,474
Accrued liabilities	8,749	19,642
Current portion of long-term notes payable	1,675	848
Current portion of long-term notes payable - related parties	622	2,435
Current portion of finance and operating lease obligations	168	133
Total current liabilities	13,422	27,532
Long-term notes payable, net of current portion and debt issuance costs	8,049	8,650
Long-term portion of finance and operating lease obligations	51	183
Other noncurrent liabilities	—	348
Total liabilities	21,522	36,713
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 18,573,391 and 18,420,067 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	101,670	100,137
Accumulated other comprehensive (loss) income	(460)	82
Accumulated deficit	(41,668)	(40,371)
Total stockholders’ equity	59,561	59,867
Total liabilities and stockholders’ equity	$81,083	$96,580

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Revenues	$15,316	$25,819	$55,065	$69,236
Operating expenses:
Cost of revenues	12,056	19,904	42,911	54,945
Change in unrealized loss on natural gas derivatives	(267)	(926)	(322)	(27)
Selling, general and administrative expenses	3,002	3,658	9,424	9,643
Gain from disposal of fixed assets	(1,002)	46	(1,002)	(34)
Depreciation expense	2,003	2,115	6,006	6,589
Total operating expenses	15,792	24,797	57,017	71,116
Income (loss) from operations before equity income	(476)	1,022	(1,952)	(1,880)
Net equity income from foreign joint venture operations:
Income from equity investment in foreign joint venture	332	205	1,466	1,126
Foreign joint venture operating related expenses	(48)	(91)	(152)	(239)
Net equity income from foreign joint venture operations	284	114	1,314	887
Income (loss) from operations	(192)	1,136	(638)	(993)
Other income (expense):
Interest income (expense), net	60	(150)	(237)	(437)
Interest (expense), net - related parties	(15)	(49)	(71)	(129)
Other (expense), net	(3)	(28)	(127)	(99)
Total other income (expense)	42	(227)	(435)	(665)
Net loss from continuing operations before income tax (benefit) expense	(150)	909	(1,073)	(1,658)
Income tax expense (benefit)	57	(115)	224	(248)
Net loss from continuing operations	(207)	1,024	(1,297)	(1,410)
Loss from discontinued operations, net of income tax	—	(1,301)	—	(1,441)
Net loss	$(207)	$(277)	$(1,297)	$(2,851)

Net income (loss) per common share (Note 13):
Basic net income (loss) per common share from continuing operations	$(0.01)	$0.06	$(0.07)	$(0.08)
Basic loss per common share from discontinued operations	$—	$(0.08)	$—	$(0.08)
Basic net income (loss) per common share	$(0.01)	$(0.02)	$(0.07)	$(0.16)

Diluted net income (loss) per common share from continuing operations	$(0.01)	$0.06	$(0.07)	$(0.08)
Diluted loss per common share from discontinued operations	$—	$(0.07)	$—	$(0.08)
Diluted net income (loss) per common share	$(0.01)	$(0.01)	$(0.07)	$(0.16)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(207)	$(277)	$(1,297)	$(2,851)
Foreign currency translation adjustment, net of tax	(111)	(849)	(542)	(1,424)
Total comprehensive loss	$(318)	$(1,126)	$(1,839)	$(4,275)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income	Deficit	Total
Balance at December 31, 2021	17,691,268	$18	$97,875	$351	$(37,185)	$61,059
Common stock issued from vesting of stock-based awards	501,334	—	—	—	—	—
Stock-based compensation	—	—	531	—	—	531
Net loss	—	—	—	—	(406)	(406)
Other comprehensive income, net of tax	—	—	—	377	—	377
Balance at March 31, 2022	18,192,602	18	98,406	728	(37,591)	61,561
Common stock issued from vesting of stock-based awards	87,337	—	—	—	—	—
Stock-based compensation	—	—	608	—	—	608
Net loss	—	—	—	—	(2,168)	(2,168)
Other comprehensive loss, net of tax	—	—	—	(952)	—	(952)
Balance at June 30, 2022	18,279,939	18	99,014	(224)	(39,759)	59,049
Common stock issued from vesting of stock-based awards	125,000	1	—	—	—	1
Stock-based compensation	—	—	602	—	—	602
Employee tax payments from stock-based withholding	(18,206)	—	(85)	—	—	(85)
Net loss	—	—	—	—	(277)	(277)
Other comprehensive income, net of tax	—	—	—	(849)	—	(849)
Balance at September 30, 2022	18,386,733	$19	$99,531	$(1,073)	$(40,036)	$58,441

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income	Deficit	Total
Balance at December 31, 2022	18,420,067	$19	$100,137	$82	$(40,371)	$59,867
Common stock issued from vesting of stock-based awards	13,587	—	—	—	—	—
Stock-based compensation	—	—	589	—	—	589
Net income	—	—	—	—	1,084	1,084
Other comprehensive income, net of tax	—	—	—	187	—	187
Balance at March 31, 2023	18,433,654	19	100,726	269	(39,287)	61,727
Common stock issued from vesting of stock-based awards	45,175	—	—	—	—	—
Stock-based compensation	—	—	593	—	—	593
Net loss	—	—	—	—	(2,174)	(2,174)
Other comprehensive loss, net of tax	—	—	—	(618)	—	(618)
Balance at June 30, 2023	18,478,829	19	101,319	(349)	(41,461)	59,528
Common stock issued from vesting of stock-based awards	125,000	—	—	—	—	—
Stock-based compensation	—	—	513	—	—	513
Employee tax payments from stock-based withholding	(30,438)	—	(162)	—	—	(162)
Net income	—	—	—	—	(207)	(207)
Other comprehensive income, net of tax	—	—	—	(111)	—	(111)
Balance at September 30, 2023	18,573,391	$19	$101,670	$(460)	$(41,668)	$59,561

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss from continuing operations	$(1,297)	$(1,410)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation	6,006	6,589
Stock-based compensation expense	1,695	1,741
Gain from disposal of fixed assets	(1,002)	(34)
Income from equity investment in joint venture	(1,466)	(1,126)
Cash settlements from natural gas derivatives, net	—	(1,179)
Realized and unrealized losses on natural gas derivatives	540	513
Distributions from equity investment in joint venture	813	1,550
Changes in operating assets and liabilities:
Accounts receivable	5,636	(977)
Prepaid expenses and other current assets	948	529
Accounts payable and accrued liabilities	(6,633)	5,174
Other	140	(570)
Net cash provided by operating activities from continuing operations	5,380	10,800
Net cash provided by operating activities from discontinued operations	—	738
Net cash provided by operating activities	5,380	11,538
Cash flows from investing activities:
Acquisition of fixed assets	(8,982)	(1,746)
Proceeds from sale of fixed assets	—	100
Proceeds from assets held for sale	—	2,049
Net cash provided by (used in) investing activities from continuing operations	(8,982)	403
Net cash used in investing activities from discontinued operations	—	(334)
Net cash provided by (used in) investing activities	(8,982)	69
Cash flows from financing activities:
Proceeds from borrowings on short- and long-term notes payable	—	1,000
Payments on short- and long-term notes payable	(860)	(1,555)
Payments on notes payable and finance leases from related parties	(1,813)	(669)
Payment of debt issuance costs	(108)	—
Employee tax payments from restricted stock withholdings	(162)	(85)
Net cash used in financing activities from continuing operations	(2,943)	(1,309)
Net cash used in financing activities from discontinued operations	—	(113)
Net cash used in financing activities	(2,943)	(1,422)
Effect of exchange rate changes on cash	8	7
Net increase (decrease) in cash and cash equivalents	(6,537)	10,192
Cash and cash equivalents, beginning of period	11,451	910
Cash and cash equivalents, end of period	$4,914	$11,102

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

The sale of the Brazil Operations on October 31, 2022, met the criteria for discontinued operations presentation. The classification of these assets, liabilities, results of operations and cash flows as discontinued operations requires retrospective application to financial information for all prior periods presented (preceding the sale). Accordingly, the operating results related to our Brazil Operations for the three and nine months ended September 30, 2022, and cash flows for the nine months ended September 30, 2022, are included within loss from discontinued operations, net of tax on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. There were no assets and liabilities from discontinued operations as of September 30, 2023 or December 31, 2022, and no results of operations or cash flows for the three and nine months ended September 30, 2023. Unless otherwise noted, the amounts presented throughout the notes to our Financial Statements relate to our continuing operations. See Note 2 for further discussion of the Company's discontinued operations.

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

Derivative instruments

The Company had certain natural gas derivative instruments as of  September 30, 2023 and December 31, 2022. The Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on the Company's Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for and has been designated as a hedge as well as the type of hedge. The Company has not designated its derivatives as hedges under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within the Condensed Consolidated Statements of Operations. The Company did not enter into any derivative transactions for speculative purposes. See Note 4 for further discussion of the Company's derivatives.

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

The classification of these assets, liabilities, results of operations and cash flows as discontinued operations requires retrospective application to financial information for all prior periods presented. Accordingly, for the 2022 periods preceding the sale, the Condensed Consolidated Financial Statements and related notes have been recast to separately state the revenues, expenses and cash flows between its continuing operations and the discontinued operations. The Company had no assets and liabilities related to the Brazil Operations at September 30, 2023 or December 31, 2022. In addition, the Company had no results of operations nor cash flows for the three and nine months ended September 30, 2023.

The following table summarizes the components of income from discontinued operations for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$—	$3,202	$—	$8,602
Costs and expenses	—	3,082	—	8,392
Impairment	—	1,310	—	1,310
Other (expense), net	—	(45)	—	(80)
Income from discontinued operations before income taxes	—	(1,235)	—	(1,180)
Income tax expense	—	66	—	261
Loss from discontinued operations, net of income taxes	$—	$(1,301)	$—	$(1,441)

Segment Reporting

As a result of the classification of the Brazil Operations as discontinued operations, the Company only has one reporting segment.

3. REVENUE RECOGNITION

We recognize revenues when the transfer of promised goods or services are delivered to our customers in accordance with the applicable customer contract and we are entitled to be paid by the customer. Revenues are measured as consideration specified in the contract and exclude any sales incentives and amounts collected on behalf of third parties. Amounts are billed upon delivery of product or completion of service and are generally due within 30 days from receipt of the invoice. Revenues from contracts with customers are disaggregated into (1) LNG Product (2) rental (3) service and (4) other.

LNG Product revenues

LNG Product revenues represent the sale of LNG from both produced and purchased sources as well as the transportation performed to deliver the LNG to our customer location. LNG Product revenues are recognized upon delivery of the LNG to the customer, at which point the customer controls the product and the Company has an unconditional right to payment. The Company acts as a principal when using third party transportation companies and therefore recognizes the gross revenue for the supply of LNG. The Company does not differentiate between the revenue from the sale of LNG production and purchased LNG as the criteria for revenue recognition are identical. Some of our contracts contain minimum take-or-pay amounts where a customer has agreed to source a minimum volume of LNG under the contract. Take or pay revenues are only recognized when the customer has failed to take the minimum contracted volumes upon completion of the time period specified within the contract and the Company has the unconditional right to receive payment for the take or pay amount. Certain of our sales contracts contain provisions that may meet the criteria of a derivative in the event delivery is not made. These contracts are accounted for under the normal purchase normal sales exclusion under U.S. GAAP and are not measured at fair value each reporting period. Our LNG contracts are generally one to 24 months in duration.

Rental revenues

Rental revenues are generated from the rental of cryogenic equipment to our customers. Rental revenues are not dependent upon the gallons delivered but based upon day rates or monthly rates for the use of equipment as specifically established within the contract and are disaggregated from LNG Product revenues. Revenues related to rental of equipment are recognized under Topic 606 and not ASC 842: Leases, as the Company maintains control of the equipment that the customer uses and can replace the rented equipment with similar equipment should the rented equipment become inoperable or the Company chooses to replace the equipment for maintenance purposes. Revenue is recognized as the rental period is completed and for periods that cross month end, revenue is recognized for the portion of the rental period that has been completed to date. Performance obligations for rental revenue are considered to be satisfied as the rental period is completed based upon the terms of the related contract. The stated rental rates within each contract are representative of the stand-alone rental rates at the time the contract was negotiated.

Service revenues

Service revenues are generated from engineering and field support services and represent the human resources provided to the customer to support the use of LNG at the customer’s job site. These include support and costs for mobilization and demobilization of equipment at customer sites as well as onsite technical support while customers are consuming LNG. Service revenues are not dependent upon the gallons delivered or rental period but based upon the specific contractual terms and can be based on an event (i.e. mobilization or demobilization) or an hourly rate as specifically established within the contract and are disaggregated from LNG Product revenues and Rental revenues. Service revenue is recognized as the event is completed or work is done. The stated hourly labor rates in each contract are representative of the stand-alone hourly rates at the time the contract was negotiated.

Other

Other revenues are items that, due to their nature, are disaggregated from the categories mentioned above such as expenses incurred by the Company on behalf of the customer that we contractually rebill to our customer on a cost-plus basis.

Disaggregated Revenues

The table below presents revenue disaggregated by source, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2023	2022	2023	2022
LNG Product	$12,122	$21,823	$44,595	$58,944
Rental	1,330	1,690	4,640	5,015
Service	1,579	2,154	4,745	4,952
Other	285	152	1,085	325
Total revenues	$15,316	$25,819	$55,065	$69,236

The table below presents revenue disaggregated by geographic location, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2023	2022	2023	2022
Mexico	$1,558	$3,427	$6,122	$12,087
United States	13,758	22,392	48,943	57,149
Total revenues	$15,316	$25,819	$55,065	$69,236

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

4. DERIVATIVE INSTRUMENTS

As of September 30, 2023 and December 31, 2022, the Company held a series of call options (“the Call Options”) for the purchase of natural gas related to customer commitments. The Call Options are for a total of 0.5 million MMBtu (million British thermal units) of natural gas at September 30, 2023 which extend into the second quarter of 2024. The Company purchased the Call Options to manage the risk of increasing natural gas prices above what it can charge its customers. The Company may also enter into other derivative transactions when beneficial. Except for contracts qualifying for the normal purchase normal sales exception, as further described below, the Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on the Company's Condensed Consolidated Balance Sheets. The fair value of the Call Options are predominantly determined from broker quotes and are considered a level 2 fair value measurement. The following table presents the location and fair value of the Call Options at September 30, 2023 and  December 31, 2022 on the Company's Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
Location on Condensed Consolidated Balance Sheet	2023 (1)	2022 (1)
Prepaid expenses and other current assets (2)	$32	$347
Right-of-use assets and other noncurrent assets (2)	—	225
	$32	$572

(1)         Amounts are presented on a gross basis.

(2)         The classification between current and noncurrent assets is based upon when the Call Options mature.

The Company has not designated the Call Options as a hedge under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within change in unrealized loss on natural gas derivatives within the Company's Condensed Consolidated Statements of Operations. The table below presents the changes in the fair value of the Call Options for the three and nine months ended September 30, 2023 and 2022 as well as their net realized gains and losses (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Changes in fair value of derivatives	2023	2022	2023	2022
Fair value of natural gas derivatives, beginning of period	$81	$1,126	$572	$—
Purchases of natural gas derivatives	—	—	—	2,241
Unrealized losses transferred to realized losses, net	(316)	(324)	(862)	(540)
Change in unrealized gain (loss) on natural gas derivatives (1)	267	926	322	27
Fair value of natural gas derivatives, end of period	$32	$1,728	$32	$1,728

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Realized gain (loss) from derivative instruments	2023	2022	2023	2022
Unrealized gains (losses) transferred to realized gains (losses), net	$(316)	$(324)	$(862)	$(540)
Derivative settlement payments received (2)	—	682	—	1,062
Realized gain (loss) from natural gas derivatives, net (2)	$(316)	$358	$(862)	$522

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

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets at  September 30, 2023 and  December 31, 2022 consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid insurance	$1,354	$990
Prepaid supplier expenses	162	286
Other receivables	1,526	254
Natural gas derivatives at fair value, current	32	347
Deposits	203	236
Other	104	73
Total prepaid expenses and other current assets	$3,381	$2,186

6. PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at September 30, 2023 and  December 31, 2022 consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Liquefaction plants and systems	$48,005	$47,636
Real property and buildings	2,066	2,057
Vehicles and tanker trailers and equipment	49,489	52,647
Computer and office equipment	457	470
Construction in progress	9,620	527
Leasehold improvements	32	31
	109,669	103,368
Less: accumulated depreciation	(59,651)	(55,699)
	$50,018	$47,669

Depreciation expense totaled $2.0 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively, all of which is included in the Condensed Consolidated Statements of Operations as a separate line item. Depreciation expense totaled $6.0 million and $6.6 million for the nine months ended September 30, 2023 and 2022, respectively, all of which is included in the Condensed Consolidated Statements of Operations as a separate line item.

In October 2023, the Company’s insurance carriers settled with the Company with respect to certain assets that were damaged in a fire in June of 2023. The damages did not adversely impact the Company’s operations and were covered under the Company’s insurance policies less the policy deductible. The insurance proceeds to be received totaled $1.4 million including the reimbursement of site remediation and clean up expenses incurred by the Company.  At September 30, 2023, the damaged assets were written off and the corresponding gain of $1.0 million is included in gain from disposal of fixed assets within the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023, and proceeds to be received under the above referenced settlement are included in prepaid expenses and other current assets at September 30, 2023.

7. INVESTMENT IN FOREIGN JOINT VENTURE

The Company holds a 40% interest in BOMAY, which builds electrical systems. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), which owns 51%. The remaining 9% is owned by AA Energies, Inc. The Company made no sales to its joint venture during the three and nine months ended September 30, 2023 and 2022.

The tables below present a summary of BOMAY's assets, liabilities and equity at  September 30, 2023 and December 31, 2022, and its operational results for the three and nine months ended September 30, 2023 and 2022 in U.S. dollars (in thousands):

	September 30,	December 31,
	2023	2022
Assets:
Total current assets	$136,833	$88,536
Total non-current assets	2,677	3,016
Total assets	$139,510	$91,552
Liabilities and equity:
Total liabilities	$106,982	$58,482
Total joint ventures’ equity	32,528	33,070
Total liabilities and equity	$139,510	$91,552

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$18,565	$12,364	$70,148	$55,090
Gross Profit	2,754	2,332	8,640	7,637
Net income	749	430	3,422	2,573

The table below presents the components of our investment in BOMAY and a summary of the activity within those components for the nine months ended September 30, 2023 in U.S. dollars (in thousands):

	Initial Investment at Merger (1), (2)	Undistributed Earnings	Cumulative Foreign Exchange Translation Adj	Investment in BOMAY
Balance at December 31, 2022	$9,333	$2,295	$(22)	$11,606
Equity in earnings	—	1,466	—	1,466
Less: dividend distributions	—	(813)	—	(813)
Foreign currency translation gain (loss)	—	—	(668)	(668)
Balance at September 30, 2023	$9,333	$2,948	$(690)	$11,591

(1)

Accumulated statutory reserves in equity method investments of $2.7 million at  September 30, 2023 and  December 31, 2022 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”) regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

(2)

The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference is being accreted over an original period of nine years (the expected life of the joint venture). The Company's accretion during the nine months ended September 30, 2023 and 2022 both totaled approximately $97 thousand each, respectively, and is included in income from equity investment in foreign joint venture in the accompanying Condensed Consolidated Statements of Operations. The remaining basis difference, net of accumulated accretion at  September 30, 2023 and  December 31, 2022 is summarized in the following table (in thousands):

	September 30,	December 31,
	2023	2022
Original basis difference	$1,165	$1,165
Less accumulated accretion	(539)	(443)
Net remaining basis difference at end of period	$626	$722

In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment of our investment in BOMAY is necessary for the period ending September 30, 2023.

8. ACCRUED LIABILITIES

The Company’s accrued liabilities at  September 30, 2023 and  December 31, 2022 consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Compensation and benefits	$2,202	$3,111
Professional fees	404	454
LNG fuel and transportation	3,989	6,549
Accrued interest	44	33
Customer deposits and prepayments	1,505	8,456
Other taxes payable	457	701
Other accrued liabilities	148	338
Total accrued liabilities	$8,749	$19,642

9. DEBT

The Company’s carrying value of debt, net of debt issuance costs at September 30, 2023 and  December 31, 2022 consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Secured term note, net of debt issuance costs	$8,585	$8,650
Secured promissory note - related party	622	2,435
Insurance and other notes payable	1,139	848
Less: amounts due within one year	(2,297)	(3,283)
Total long-term debt	$8,049	$8,650

 Total interest expense was $0.1 million and $0.5 million during three and nine months ended September 30, 2023 and $0.2 million and $0.6 million during the three and nine months ended September 30, 2022, respectively.  During the three and nine months ended  September 30, 2023, the Company capitalized $0.1 million of interest expense.

Revolving Credit Facility

On June 9, 2023, the Company, along with its subsidiaries, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and Stabilis LNG Port Allen, LLC (collectively, the “Borrowers”) entered into a three-year loan agreement (the “Revolving Credit Facility”) with Cadence Bank. The Revolving Credit Facility provides for a maximum aggregate amount of $10.0 million, subject to a borrowing base of 80% of eligible accounts receivable. The Company may request an increase in the maximum aggregate amount under the Revolving Credit Facility by up to $5.0 million, subject to the approval of Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Company’s accounts receivable and deposit accounts. Borrowings under the Revolving Credit Facility incur interest at the Prime Rate published by the Wall Street Journal. Any unused portion is subject to a quarterly unused commitment fee of 0.5% per annum. As of  September 30, 2023, no amounts have been drawn under the Revolving Credit Facility. The Revolving Credit Facility matures on June 9, 2026. Debt issuance cost of $0.1 million was incurred and is reflected at September 30, 2023 in long-term notes payable, net, on the Condensed Consolidated Balance Sheets and as debt issuance costs paid on the Condensed Consolidated Statements of Cashflows. Amortization of debt issuance costs is in interest expense on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023.

The Revolving Credit Facility contains various restrictions and covenants. Among other requirements, the Borrowers must maintain a consolidated net worth of at least $50 million as of September 30, 2023, increasing by 50% of the Borrowers’ net income as of the end of each year ended December 31, and must maintain a minimum Fixed Charge Coverage Ratio of 1.2 to 1.0 on a consolidated basis, as defined in the Revolving Credit Facility, as of the last day of each fiscal quarter, on a trailing twelve (12) months basis. The Revolving Credit Facility also contains customary events of default. If an event of default under the Revolving Credit Facility occurs and is continuing, then Cadence Bank may declare any outstanding obligations under the Loan Agreement to be immediately due and payable. In addition, if any of the Borrowers become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Loan Agreement will automatically become immediately due and payable. As of September 30, 2023, the Company was in compliance with all its covenants related to the Revolving Credit Facility.

Secured Term Note

On April 8, 2021, the Company entered into a loan agreement (the “Loan Agreement”) with AmeriState Bank (“Lender”), to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “AmeriState Loan”). The Loan Agreement is secured by specific equipment owned by the Company. On September 19, 2023, the Loan Agreement was amended (the "First Amendment"), for the purpose of substituting certain items of Collateral under the Loan Agreement; the First Amendment is attached as an exhibit to this filing.  The AmeriState Loan is a term loan facility, matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter. The AmeriState Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the AmeriState Loan. As of September 30, 2023, $9.0 million was drawn and outstanding.

The Loan Agreement requires the Company to meet certain financial covenants which include a debt-to-net-worth ratio of not more than 9.1 to 1.0 and a debt service coverage ratio of not less than 1.2 to 1.0 on an annual basis beginning December 31, 2022. The Company was in compliance with all of its debt covenants as of September 30, 2023.  Upon an Event of Default (as defined in the Loan Agreement), the Lender may (i) terminate its commitment, (ii) declare the outstanding principal amount of the Advancing Notes (as defined in the Loan Agreement) due and payable, or (iii) exercise all rights and remedies available to Lender under the Loan Agreement.

Secured Promissory Note - Related Party

On August 16, 2019, the Company issued a Secured Promissory Note to MG Finance Co., Ltd., a related party, in the principal amount of $5.0 million, which was subsequently amended to defer scheduled debt and interest payments and lower the interest rate from 12.0% to 6.0%. Repayments under the amendment are in equal monthly installments through December 2023. As of September 30, 2023, the outstanding balance is $0.6 million. The debt is secured by certain equipment of the Company. See Note 10 - Related Party Transactions.

Insurance Notes Payable

The Company finances its annual commercial insurance premiums for its business and operations. For the 2023-2024 policies, the amount financed was $1.1 million, which is the amount of the outstanding principal balance at  September 30, 2023. The Company makes equal monthly payments of principal and interest over the term of the note. The interest rate for the insurance financing is 7.95%.  At  December 31, 2022, the policies' outstanding principal balance was $0.8 million, related to the 2022-2023 policies.  The final installment payment on the 2022-2023 policies was made in July 2023.

10. RELATED PARTY TRANSACTIONS

Secured Promissory Note - Related Party

Casey Crenshaw (our Chairman of the Board) is the beneficial owner of 50% of The Modern Group and is deemed to jointly control The Modern Group with family members. The Company has a secured promissory note payable with MG Finance Co., Ltd, a subsidiary of The Modern Group. See additional discussion in Note 9.

Other Purchases and Sales

The Company purchases supplies and services from subsidiaries of The Modern Group. The Company made purchases of supplies and services totaling $0.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, purchases totaled $0.4 million and $0.2 million, respectively. During the third quarter, the Company also purchased equipment it was renting from The Modern Group for $0.1 million. As of September 30, 2023 and December 31, 2022, the Company had $33 thousand and $0.1 million, respectively, due to a subsidiary of The Modern Group included in accounts payable on the Condensed Consolidated Balance Sheets.

Chart E&C beneficially owns 7.9% of our outstanding common stock at September 30, 2023. The Company made purchases from Chart E&C for the three months ended  September 30, 2023 and 2022 of $11 thousand and $2 thousand, respectively.  For the nine months ended September 30, 2023 and 2022, the Company made purchases from Chart E&C totaling $22 thousand and $0.1 million, respectively. The Company had $0.5 million due to Chart E&C included in accounts payable on the Condensed Consolidated Balance Sheets at  December 31, 2022, with no accounts payable due at  September 30, 2023. The Company also has a commitment for the future delivery of equipment during 2023 totaling $0.6 million. The Company had no receivable due from Chart E&C at September 30, 2023 or December 31, 2022.

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

12. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stock-based Compensation

The Company includes stock compensation expense within general and administrative expenses in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2023 and 2022, the Company recognized $1.7 million and $1.7 million of stock compensation expense, respectively.

Issuance of Stock-based Awards

The Company has a long-term incentive plan (the “Amended and Restated Plan”) which provides for a maximum number of shares of common stock available for issuance of 5,500,000 shares. The plan was amended in 2023 to increase the maximum number of shares from 4,000,000 to 5,500,000, as approved by shareholders at the annual stockholders meeting held August 16, 2023. Awards under the Amended and Restated Plan may be granted to employees, officers and directors of the Company and affiliates, and any other person who provides services to the Company and its affiliates (including independent contractors and consultants of the Company and its subsidiaries). Awards may be granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, substitute awards, other stock-based awards, cash awards and/or any combination of the foregoing. No participant may receive a grant covering more than 2,000,000 shares of our common stock in any year and a non-employee member of the Board may not be granted more than 100,000 shares in any year.

On June 26, 2023, the Company granted 685,437 stock appreciation rights (“SARs”) under the Amended and Restated Plan, with a $10.00 strike price. The SARs 100% vest when the closing price of the Company's common stock averages $10.00 over 10 (ten) consecutive trading days, prior to January 1, 2025. The SARs expire December 31, 2026. Once vested, the SARs may be exercised, whole or in part, prior to their expiration.  The SARs may be paid in cash or shares, as elected by the Company, representing the then closing price of the Company's common stock in excess of the strike price. The Company valued the SARs at $0.1 million as of the date of grant. Expense related to these grants was immaterial for the three and nine months ended September 30, 2023.

Issuances of Common Stock

During the nine months ended September 30, 2023, and 2022, shares of common stock were issued upon vesting of restricted stock units totaling 153,324 and 695,465, respectively. There were no stock options or stock appreciation rights exercised during the nine months ended September 30, 2023 or 2022.

13. NET INCOME (LOSS) PER SHARE

The calculation of net income (loss) per common share for the three and nine months ended  September 30, 2023 and 2022 are presented below. For the  September 30, 2023 securities that were excluded that would have had an anti-diluted effect consist of restricted stock units of 27,177, stock options of 2,074,505 and stock appreciation rights of 658,437.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted average shares:
Basic weighted average number of common shares outstanding	18,518,915	18,324,534	18,470,423	18,256,587
Dilutive securities	—	272,074	—	—
Total shares including dilutive securities	18,518,915	18,596,608	18,470,423	18,256,587

Net income (loss):
Net income (loss) from continuing operations	$(207)	$1,024	$(1,297)	$(1,410)
Loss from discontinued operations, net of income tax	—	(1,301)	—	(1,441)
Net income (loss)	$(207)	$(277)	$(1,297)	$(2,851)

Net income (loss) per common share:
Basic net income (loss) per common share from continuing operations	$(0.01)	$0.06	$(0.07)	$(0.08)
Basic loss per common share from discontinued operations	—	(0.08)	—	(0.08)
Basic net income (loss) per common share	(0.01)	(0.02)	(0.07)	(0.16)

Diluted net income (loss) per common share from continuing operations	$(0.01)	$0.06	$(0.07)	$(0.08)
Diluted loss per common share from discontinued operations	—	(0.07)	—	(0.08)
Diluted net income (loss) per common share	(0.01)	(0.01)	(0.07)	(0.16)

14. SUPPLEMENTAL CASH FLOW INFORMATION

The Company's supplemental disclosure of cash flow information for the nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Nine Months Ended
	September 30,
Supplemental Disclosure of Cash Flow Information:	2023	2022
Interest paid	$489	$635
Income taxes paid	207	29
Significant non-cash investing and financing activities:
Equipment acquired from issuance of note payable	—	359
Acquisition of fixed assets included within accounts payable and accrued expenses	150	565
Fixed assets transferred to assets held for sale	—	1,841
Receivable of insurance proceeds from disposition of assets	1,441	—
Insurance Premium Financing	1,139	1,203

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

LNG Production and Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers,” which convert natural gas into LNG through a purification and multiple stage cooling process. We currently own and operate a liquefier that can produce up to 100,000 LNG gallons per day in George West, Texas and a liquefier that can produce up to 30,000 LNG gallons per day in Port Allen, Louisiana. We also purchase LNG from third-party production sources which allows us to support customers in markets where we do not own liquefiers. We make the determination of LNG and transportation supply sources based on the cost of LNG, the transportation cost to deliver to regional customer locations, and the reliability of the supply source. Revenues earned from the production and sales of LNG are included within LNG Product revenue.

Transportation and Logistics Services—Stabilis offers our customers a “virtual natural gas pipeline” by providing turnkey LNG transportation and logistics services in North America. We deliver LNG to our customers’ work sites from both our own production facilities and our network of third-party production sources located throughout North America. We own a fleet of cryogenic trailers to transport and deliver LNG. We also outsource similar equipment and transportation services from qualified third-party providers as required to support our customer base. Revenues earned from the transportation and logistical services of LNG to our customers are included within LNG Product revenue.

Cryogenic Equipment Rental—Stabilis operates a fleet of mobile LNG storage and vaporization assets, including: transportation trailers, electric and gas-fired vaporizers, ambient vaporizers, storage tanks, and mobile vehicle fuelers. We also own several stationary storage and regasification assets. We believe this is one of the largest fleets of small-scale LNG equipment in North America. Our fleet consists primarily of trailer-mounted mobile assets, making delivery to and between customer locations more efficient. We deploy these assets on job sites to provide our customers with the equipment required to transport, store, and consume LNG in their operations. Revenues earned from cryogenic equipment rental are included within Rental revenue.

Engineering and Field Support Services—Stabilis has experience in the safe, cost effective, and reliable use of LNG in multiple customer applications. We have also developed many processes and procedures that we believe improve our customers’ use of LNG in their operations. Our engineers help our customers design and integrate LNG into their operations and our field service technicians help our customers mobilize, commission and reliably operate on the job site. Revenues earned from engineering and field support services are included within Service revenue.

U.S. Department of Energy ("DOE") Approval to Export LNG

During the third quarter of 2022, Stabilis received authorization from the DOE to export domestically produced LNG to all free trade and non-free trade countries, including Asian, European, and Latin American importing nations for up to 51.75 billion cubic feet per year of natural gas equivalent. The authorization is for a term of 28 years. To date, the Company has not made any exports under this approval and has not expended material funds nor entered into any sales commitments.  The Company has two years with which to initiate exportation of LNG under this authorization, otherwise the Company will need to obtain an extension for commencement of operations or reapply for the authorization.  This authorization supplements the Company's other two export licenses from the DOE and from the National Energy Board of Canada (“NEB”), which authorizes the Company to export LNG to Mexico and Canada, via truck.

Gas Pretreatment Upgrades at our George West, Tx Liquefaction Facility

During the second and third quarters of 2023, the Company was adversely impacted by natural gas feedstock composition changes which reduced production from our George West, Tx liquefaction facility (our "George West facility") as well as overall profitability. In August 2023, the Company completed installation of additional gas pretreatment equipment that allowed our George West facility to resume LNG production at full rates.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The comparative tables below reflect our consolidated operating results for the three months ended September 30, 2023 (the “Current Quarter”) as compared to the three months ended September 30, 2022 (the “Prior Year Quarter”) (unaudited, amounts in thousands, except for percentages).

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change
Revenues:
LNG Product	$12,122	$21,823	(9,701)	(44.5)%
Increase / (decrease) in gallons delivered	(3,032)
Rental	1,330	1,690	(360)	(21.3)
Service	1,579	2,154	(575)	(26.7)
Other	285	152	133	87.5
Total revenues	15,316	25,819	(10,503)	(40.7)
Operating expenses:
Cost of revenues	12,056	19,904	(7,848)	(39.4)
Change in unrealized loss on natural gas derivatives	(267)	(926)	659	(71.2)
Selling, general and administrative expenses	3,002	3,658	(656)	(17.9)
Gain from disposal of fixed assets	(1,002)	46	(1,048)	n/a
Depreciation expense	2,003	2,115	(112)	(5.3)
Total operating expenses	15,792	24,797	(9,005)	(36.3)
Income (loss) from operations before equity income	(476)	1,022	(1,498)	n/a
Net equity income from foreign joint venture operations	284	114	170	149.1
Income (loss) from operations	(192)	1,136	(1,328)	n/a
Other income (expense):
Interest expense, net	60	(150)	210	n/a
Interest expense, net - related parties	(15)	(49)	34	(69.4)
Other income (expense)	(3)	(28)	25	(89.3)
Total other income (expense)	42	(227)	269	(118.5)
Net income (loss) from continuing operations before income tax (benefit) expense	(150)	909	(1,059)	(116.5)
Income tax (benefit) expense	57	(115)	172	n/a
Net income (loss) from continuing operations	(207)	1,024	(1,231)	n/a
Loss from discontinued operations, net of income tax	—	(1,301)	1,301	(100.0)
Net income (loss)	$(207)	$(277)	$70	(25.3)

Revenues

During the Current Quarter, revenues decreased  $10.5 million, or 41%, compared to the Prior Year Quarter. The change in revenue primarily related to:

●	Decreased natural gas prices in the Current Quarter compared to the Prior Year Quarter resulting in decreased revenue of $5.2 million;

●	Decreased LNG delivered to customers of 3.0 million gallons during the Current Quarter compared to the Prior Year Quarter resulting in decreased revenues of $4.4 million;

●	Decreased pricing related to customer mix in the Current Quarter compared to the Prior Year Quarter of $0.2 million;

●	Increased revenues from minimum purchase take-or-pay contracts in the Current Quarter compared to the Prior Year Quarter of $0.3 million; and

●	Decreased rental, service and other revenues related to a short term marine bunkering project in the Prior Year Quarter compared to the Current Quarter resulting in decreased revenues of $1.0 million.

Operating Expenses

Costs of revenues. Cost of revenues decreased $7.8 million, or 39%, compared to the Prior Year Quarter. As a percentage of revenue, these costs were 79% and 77% in the Current Quarter and the Prior Year Quarter, respectively. The change in cost of revenues was primarily attributable to:

●	Decreased natural gas prices in the Current Quarter compared to the Prior Year Quarter resulting in decreased costs of revenues of $4.8 million;

●	Decreased LNG delivered to customers of 3.0 million gallons during the Current Quarter compared to the Prior Year Quarter resulting in decreased costs of revenues of $3.3 million; and

●	Decreased costs from minimum purchase take-or-pay contracts of $0.1 million during the Current Quarter compared to the Prior Year Quarter; and

●	Increased rental, service and other costs incurred during the Current Quarter compared to the Prior Year Quarter of $0.4 million.

Change in unrealized loss on natural gas derivatives. The Company incurred a gain of $0.3 million on the change in unrealized losses associated with the Company's natural gas derivatives in the Current Quarter compared to a gain of $0.9 million in the Prior Year Quarter. The gain in the Current Quarter was due to offsetting amortization of realized losses as call option volumes expired unexercised during the Current Quarter. See also Note 4 in the Notes to the Condensed Consolidated Financial Statements for a further discussion of our derivatives.

Selling, general and administrative expenses. Selling, general and administrative expense decreased $0.7 million primarily due to lower compensation in the Current Quarter compared to the Prior Year Quarter.

Depreciation. Depreciation expense decreased 5% during the Current Quarter as compared to the Prior Year Quarter due to assets reaching the end of their depreciable lives.

Gain on disposal of assets. The Company recorded a gain on the disposal of assets of $1.0 million in the Current Quarter related to insurance proceeds to be received for assets damaged in a fire. See also Note 6 in the Notes to the Condensed Consolidated Financial Statements for a further discussion of this gain.

Net equity income from foreign joint venture operations. Equity Income from the Company's foreign joint venture improved by $0.2 million in Current Quarter compared to the Prior Year Quarter due to increased sales by the Company's joint venture in BOMAY.

Interest income (expense). Interest income, net was $44 thousand for the Current Quarter compared to expense of $0.2 million in the Prior Year Quarter.  Interest income in the Current Quarter is related to increased interest rates and income earned on the Company's overnight deposits.  The decrease in interest expense compared to the Prior Year Quarter is due to capitalized interest on capital projects.

Interest expense, net - related parties. Related party interest expense decreased $34 thousand in the Current Quarter as compared to the Prior Year Quarter primarily related to lower debt balances and capitalized interest on capital projects.

Other income (expense). Other expense was $2 thousand during the Current Quarter compared to $28 thousand in the Prior Year Quarter related to transactional foreign exchange losses.

Income tax expense. The Company incurred a state and foreign income tax expense of $0.1 million during the Current Quarter compared to a state and foreign income tax benefit of $0.1 million during the Prior Year Quarter. No U.S. federal income tax benefit was recorded for the Current Quarter or Prior Year Quarter as any net U.S. deferred tax assets generated from operating losses were offset by a change in the Company's valuation allowance on net deferred tax assets.

Discontinued Operations. Loss from discontinued operations, net of tax was $1.3 million for the Prior Year Quarter. The Company sold its Brazil Operations on October 31, 2022. There was no activity from discontinued operations during the Current Quarter. See Note 2 in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company's discontinued operations.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The comparative tables below reflect our consolidated operating results for the nine months ended September 30, 2023 (the “Current Year”) as compared to the nine months ended September 30, 2022 (the “Prior Year”) (unaudited, amounts in thousands, except for percentages).

	Nine Months Ended
	September 30,
	2023	2022	$ Change	% Change
Revenues:
LNG Product	$44,595	$58,944	(14,349)	(24.3)%
Increase / (decrease) in gallons delivered	(8,894)
Rental	4,640	5,015	(375)	(7.5)
Service	4,745	4,952	(207)	(4.2)
Other	1,085	325	760	233.8
Total revenues	55,065	69,236	(14,171)	(20.5)
Operating expenses:
Cost of revenues	42,911	54,945	(12,034)	(21.9)
Change in unrealized loss on natural gas derivatives	(322)	(27)	(295)	n/a
Selling, general and administrative expenses	9,424	9,643	(219)	(2.3)
Gain from disposal of fixed assets	(1,002)	(34)	(968)	n/a
Depreciation expense	6,006	6,589	(583)	(8.8)
Total operating expenses	57,017	71,116	(14,099)	(19.8)
Income (loss) from operations before equity income	(1,952)	(1,880)	(72)	3.8
Net equity income from foreign joint venture operations	1,314	887	427	48.1
Income (loss) from operations	(638)	(993)	355	(35.8)
Other income (expense):
Interest expense, net	(237)	(437)	200	(45.8)
Interest expense, net - related parties	(71)	(129)	58	(45.0)
Other income (expense)	(127)	(99)	(28)	28.3
Total other income (expense)	(435)	(665)	230	(34.6)
Net income (loss) from continuing operations before income tax (benefit) expense	(1,073)	(1,658)	585	(35.3)
Income tax (benefit) expense	224	(248)	472	n/a
Net income (loss) from continuing operations	(1,297)	(1,410)	113	(8.0)
Loss from discontinued operations, net of income tax	—	(1,441)	1,441	(100.0)
Net income (loss)	$(1,297)	$(2,851)	$1,554	(54.5)

Revenues

During the Current Year, revenues decreased $14.2 million, or 20%, compared to the Prior Year. The change in revenue primarily related to:

●	Decreased LNG delivered to customers of 8.9 million gallons during the Current Year compared to the Prior Year resulting in decreased revenues of $11.5 million;

●	Decreased natural gas prices in the Current Year compared to the Prior Year resulting in decreased revenue of $7.8 million;

●	Increased revenues from minimum purchase take-or-pay contracts in the Current Year compared to the Prior Year of $4.9 million;

●	Increased pricing to customers in the Current Year compared to the Prior Year of $0.1 million; and

●	Increased rental, service and other revenues of $0.2 million related to a short term marine bunkering project in the first quarter of the Current Year compared to the Prior Year.

Operating Expenses

Costs of revenues. Cost of revenues decreased $12.0 million, or 22%, in the Current Year compared to the Prior Year. As a percentage of revenue, these costs were 78% in the Current Year compared to 79% in the Prior Year. The change in cost of revenues was attributable to:

●	Decreased LNG delivered to customers of 8.9 million gallons during the Current Year compared to the Prior Year resulting in decreased costs of revenues of $8.9 million;

●	Decreased natural gas prices in the Current Year compared to the Prior Year resulting in decreased costs of revenues of $7.6 million.

●	Increased costs from minimum purchase take-or-pay contracts of $1.2 million during the Current Year compared to the Prior Year;

●	Increased liquefaction and transportation costs of $0.4 million during the Current Year compared to the Prior Year; and

●	Increased rental, service and other costs incurred during the Current Year compared to the Prior Year of $2.9 million.

Change in unrealized loss on natural gas derivatives. The Company incurred a gain of $0.3 million on the change in unrealized losses associated with the Company's natural gas derivatives in the Current Year compared to $27 thousand in the Prior Year. The gain in the Current Year was due to offsetting amortization of realized losses as call option volumes expired unexercised during the Current Year. See also Note 4 in the Notes to the Condensed Consolidated Financial Statements for a further discussion of our derivatives.

Selling, general and administrative expenses. Selling, general and administrative expense decreased $0.2 million primarily due to lower compensation in the Current Year compared to the Prior Year.

Gain from disposal of fixed assets. The Company recorded a gain on the disposal of assets of $1.0 million in the Current Year related to insurance proceeds to be received for assets damaged in a fire. See also Note 6 in the Notes to the Condensed Consolidated Financial Statements for a further discussion of this gain.

Depreciation. Depreciation expense decreased 9% during the Current Year as compared to the Prior Year due to assets reaching the end of their depreciable lives.

Net equity income from foreign joint venture operations. Equity Income from the Company's joint venture increased $0.4 million during the Current Year due to increased sales by the Company's joint venture in BOMAY.

Interest income (expense). Interest expense, net decreased $0.2 million for the Current Year compared to the Prior Year.  The decrease in the Current Year is related to income earned on the Company's overnight deposits and capitalized interest on capital projects.

Interest expense, net - related parties. Related party interest expense decreased $0.1 million in the Current Year as compared to the Prior Year primarily related to lower debt balances and capitalized interest on capital projects.

Other income (expense). Other expense was $0.1 million for both the Current Year and the Prior Year related to transactional foreign exchange losses.

Income tax expense. The Company incurred a state and foreign income tax expense of $0.2 million during the Current Year compared to a benefit of $0.2 million during the Prior Year. No U.S. federal income tax benefit was recorded for the Current Year or Prior Year as any net U.S. deferred tax assets generated from operating losses were offset by a change in the Company's valuation allowance on net deferred tax assets.

Discontinued Operations. Loss from discontinued operations, net of tax was $1.4 million for the Prior Year. The Company sold its Brazil Operations on October 31, 2022. There was no activity from discontinued operations during the Current Year. See Note 2 in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company's discontinued operations.

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

On June 9, 2023, the Company, along with its subsidiaries, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and Stabilis LNG Port Allen, LLC (collectively, the “Borrowers”) entered into a three-year loan agreement (the “Revolving Credit Facility”) with Cadence Bank. The Revolving Credit Facility provides for a maximum aggregate amount of $10.0 million, subject to a borrowing base of 80% of eligible accounts receivable. The Company may request an increase in the maximum aggregate amount under the Revolving Credit Facility by up to $5.0 million, subject to the approval of Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Borrowers’ accounts receivable and deposit accounts. Borrowings under the Revolving Credit Facility incur interest at the Prime Rate published by the Wall Street Journal. Any unused portion is subject to a quarterly unused commitment fee of 0.5% per annum. As of September 30, 2023, no amounts have been drawn under the Revolving Credit Facility. The Revolving Credit Facility matures on June 9, 2026. The Revolving Credit Facility contains various restrictions and covenants. As of September 30, 2023, the Company was in compliance with all its covenants related to the Revolving Credit Facility. The Company also has a $10.0 million secured term loan facility with AmeriState Bank, of which, $1.0 million is available for future draws at September 30, 2023.

As of September 30, 2023, we had $4.9 million in cash and cash equivalents on hand and $10.6 million in outstanding debt (net of debt issuance costs), and in lease obligations (of which $2.5 million is due in the next twelve months). Total availability under the Revolving Credit Facility and the secured term loan facility is $3.7 million at September 30, 2023. The Company has also filed a shelf registration statement (described below) which provides the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions.

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

Cash Flows

Cash flows provided by (used in) our operating, investing and financing activities are summarized below (unaudited, in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$5,380	$11,538
Investing activities	(8,982)	69
Financing activities	(2,943)	(1,422)
Effect of exchange rate changes on cash	8	7
Net increase (decrease) in cash and cash equivalents	(6,537)	10,192
Cash and cash equivalents, beginning of period	11,451	910
Cash and cash equivalents, end of period	$4,914	$11,102

Operating Activities

Net cash provided by operating activities totaled $5.4 million for the nine months ended September 30, 2023 compared to $11.5 million for the same period in 2022. The decrease in net cash provided by operating activities of $6.2 million as compared to the Prior Year was primarily attributable to lower net income exclusive of non cash items for depreciation, stock-based compensation, equity income from our joint venture, BOMAY, change in unrealized loss on derivatives and (gain) loss on disposals of fixed assets; changes in working capital and lower dividends from our joint venture, BOMAY.

Investing Activities

Net cash used in investing activities totaled $9.0 million for the nine months ended September 30, 2023 compared to net cash provided by investing activities of $0.1 million for the nine months ended September 30, 2022. The increase in net cash used in the Current Year of $9.1 million was primarily due to cash paid to purchase additional assets.

Financing Activities

Net cash used in financing activities totaled $2.9 million for the nine months ended September 30, 2023, compared to $1.4 million for the nine months ended September 30, 2022. The increase in cash used in financing activities in the Current Year compared to the Prior Year is due to $1.0 million of proceeds received from borrowings in the Prior Year with no proceeds from borrowings in the Current Year.  For both periods, the cash used in financing activities was primarily for repayment of debt.

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

Capital expenditures for the nine months ended September 30, 2023 were $9.0 million and primarily related to the purchase of additional liquefaction assets and rolling stock. The Company had purchase orders open of approximately $1.0 million for capital expenditures at September 30, 2023. Future capital expenditures over the next twelve months will be dependent upon investment opportunities as well as the availability of additional capital at favorable terms.

Shelf Registration Statement

On April 11, 2022, the Company filed a registration statement on Form S-3 (the “Shelf Registration”) which was declared effective on April 26, 2022 and will permit the Company to issue up to $100.0 million in either common stock, preferred stock, warrants or a combination of the above, and gives the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions. On December 16, 2022, the Company filed a prospectus supplement to the Shelf Registration that allows the Company to sell and issue shares of common stock directly to the public “at the market” as permitted in Rule 415 under the Securities Act. As a smaller reporting company, we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the Shelf Registration to no more than one-third of our public float in any twelve month period as measured in accordance with such instruction. There is no assurance that we will be able to raise capital pursuant to the Shelf Registration on acceptable terms or at all. We made no issuances under the Shelf Registration during the nine months ended September 30, 2023.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.  There have been no significant changes in the Company's “Critical Accounting Policies and Estimates” during the three and nine months ended September 30, 2023 from those disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 9, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2023.

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

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023 (“Form 10-K”), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. During the nine months ended September 30, 2023, there have been no material changes in our risk factors disclosed in our 2022 Form 10-K.

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

4.5		Description of Securities (incorporated by reference to Exhibit 4.5 to Registrant's Annual Report on Form 10-K filed March 10, 2022)

10.1	†	Amended and Restated Stabilis Solutions Inc. 2019 Long Term Incentive Plan (Incorporated by Reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed August 18, 2023).

10.2		*First Amendment to Loan Agreement, made effective as of September 19, 2023, between Stabilis Solutions, Inc. and Ameristate Bank.

31.1		*Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2		*Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1		*Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101.INS		*Interactive XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)

101.SCH		*Inline XBRL Taxonomy Extension Schema Document

101.CAL		*Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		*Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		*Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		*Inline XBRL Taxonomy Extension Definition Linkbase Document

104		* Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*         Filed herewith

†         Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2023

STABILIS SOLUTIONS, INC.

By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)