Form 10-K
period 2023-12-31
Stabilis Solutions, Inc.
filed 2024-03-07
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2023 was $24,107,019 based on the closing sale price, as reported by The Nasdaq Stock Market LLC.

As of March 5, 2024, there were 18,585,014 outstanding shares of our common stock, par value $.001 per share.

Documents Incorporated by Reference: None

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2023

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Our Company

Stabilis Solutions, Inc. and its subsidiaries (the “Company”, “Stabilis”, “our”, “us” or “we”) is an energy transition company that provides turnkey clean energy production, storage, transportation and fueling solutions primarily using liquefied natural gas (“LNG”) to multiple end markets. We have safely delivered over 470 million gallons of LNG through more than 49,000 truck deliveries during our 20 year operating history, which we believe makes us one of the largest and most experienced small-scale LNG providers in North America. We define “small-scale” LNG production to include liquefiers that produce less than 1.7 million LNG gallons per day (or approximately 1.0 million tonnes per annum ("MTPA")) and “small-scale” LNG distribution to include distribution by trailer or tank container up to 10,000 LNG gallons or marine vessels that carry less than 8.0 million LNG gallons (approximately 30,000 cubic meters). The Company provides LNG solutions to customers in diverse end markets, including aerospace, agriculture, energy, industrial, marine bunkering, mining, pipeline, remote power and utility markets.

The Company also builds power and control systems for the energy industry in China through its 40% owned Chinese joint venture, BOMAY Electric Industries, Inc (“BOMAY”). BOMAY is accounted for as an equity investment.

Our Industry

LNG can be used to replace a variety of alternative fuels, including distillate fuel oil and propane, among others, to provide environmental and economic benefits. LNG can also be used to deliver natural gas to locations where pipeline service is unavailable, has been interrupted, or needs to be supplemented. Increasingly, LNG is being utilized as a transportation fuel in the marine industry and as a propellant in the private rocket launch sector. We believe that these fuel markets are large and provide significant opportunities for LNG usage.

We believe that LNG will provide an important balance between environmental sustainability, security and accessibility, and economic viability when compared to both renewables and other traditional hydrocarbon-based fuels and will play a key role in the energy transition.

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

LNG Production and Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers,” which convert natural gas into LNG through a purification and multiple stage cooling process. We currently own and operate a liquefier that can produce up to 100,000 LNG gallons per day in George West, Texas and a liquefier that can produce up to 30,000 LNG gallons per day in Port Allen, Louisiana. We also purchase LNG from third-party production sources, which allows us to support customers in markets where we do not own liquefiers. We make the determination of LNG and transportation supply sources based on the cost of LNG, the transportation cost to deliver to regional customer locations, and the reliability of the supply source. Revenues earned from the production and sales of LNG are included within LNG Product revenue.

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

Cryogenic Equipment Rental—Stabilis operates a fleet in excess of 150 mobile LNG storage and vaporization assets, including: transportation trailers, electric and gas-fired vaporizers, ambient vaporizers, storage tanks, and mobile vehicle fuelers. We also own several stationary storage and regasification assets. We believe this is one of the largest fleets of small-scale LNG equipment in North America. Our fleet consists primarily of trailer-mounted mobile assets, making delivery to and between customer locations more efficient. We deploy these assets on job sites to provide our customers with the equipment required to transport, store, and consume LNG in their operations. Revenues earned from cryogenic equipment rental are included within Rental revenue.

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

We believe that the following factors could drive significant small-scale LNG market growth in North America over the next decade:

New and Expanding Markets for LNG such as Marine Bunkering and Rocket Propulsion. Demand for LNG as a marine fuel continues to grow. While LNG bunkering infrastructure is more developed in other regions such as Europe, there is limited LNG bunkering infrastructure currently available in the U.S. The marine industry is expected to drive additional demand for domestically produced LNG in the coming years. The International Maritime Organization (“IMO”) has imposed a global sulfur cap of 0.5% on ships trading outside of established emission control areas starting in January 2020, a level that could be difficult to achieve using common marine fuels, such as heavy fuel oil, but could be achieved using LNG. Large marine vessels, such as cruise vessels and containerships, can take several hundred thousand gallons of LNG in a single fuel bunkering event. At December 31, 2023, there were 497 LNG fueled marine vessels in the global fleet with 532 more new build vessels on order for delivery in 2024 through 2027 which will more than double the number of LNG fueled vessels over the next three years. New build containership vessels represent the largest sector with 244 vessels on order. During the fourth quarter of 2023, the Company entered into a two-year marine bunkering contract for an estimated 22 million gallons per year. The Company expects that additional marine bunkering opportunities will become available as additional marine vessels that use LNG as the primary fuel of choice are delivered to vessel fleets and commence routine operations.  Additionally, LNG is increasingly becoming the fuel of choice for reusable rocket propulsion systems due to its higher energy density, reduced risk of explosion and ease and cost to produce. The commercial satellite industry is expected to drive a significant increase in launches and demand for LNG to support this growth.

Lower Emissions than Alternative Fossil Fuels. Natural gas contains less carbon than most other fossil fuels and, as a result, produces fewer carbon dioxide emissions when burned. The National Energy Technology Laboratory indicates that new natural gas power plants emit between 50% and 60% less carbon dioxide compared with emissions from a typical coal plant. The Argonne National Laboratory indicates that natural gas vehicles produce between 13% and 21% fewer greenhouse gas emissions than comparable gasoline and diesel fueled vehicles. Additional studies indicate that natural gas also produces lower particulate matter and sulfur emissions than other fossil fuels. We believe the relative environmental benefits of natural gas as a fuel are becoming increasingly important as our customers expand their corporate sustainability mandates to lower greenhouse gas emissions and increase decarbonization initiatives.

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

The following chart illustrates the lower cost and decreased price sensitivity of LNG compared to propane and diesel, by comparing the historical wholesale price of Propane, Ultra-Low No. 2 Diesel, Indicative Liquefied Natural Gas and Natural Gas (Henry Hub).

ULSD, Propane & LNG pricing- December 31, 2012 to December 31, 2023

Better Safety than Alternative Fuels. The physical characteristics of LNG make it a safer and more environmentally friendly fuel when compared to diesel and propane because it boils and dissipates rapidly into the air when spilled instead of pooling on or near the ground. If released, LNG is also less combustible than diesel and propane because it ignites at relatively high temperatures and within a narrow flammability range when mixed with air. In addition, LNG fuel tanks and systems used in natural gas applications are subjected to a number of required federal and state safety tests, such as fire, environmental hazard, burst pressure and crash testing that ensure their safety.

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

Our Customers

Stabilis serves customers in a variety of end markets, including aerospace, agriculture, energy, industrial, marine bunkering, mining, pipeline, remote power and utility markets within North America. We believe these customer markets are well suited to use LNG because they consume relatively high volumes of fuel, operate in mobile, temporary or off-pipeline locations, have limited access to alternative fuel sources, and/or are facing increasingly stringent emissions or other environmental requirements. We currently serve approximately 40 customers. For the year ended December 31, 2023, Aggreko Plc accounted for more than 10% of our revenues with several project sites in operation. During such period, no other purchaser accounted for 10% or more of our revenue.

Aerospace. The Aerospace industry utilizes LNG as a propellant for rocket propulsion systems and LNG provides an economical, clean burning, and easily stored fuel for rocket engines. Aerospace firms may also utilize LNG for power generation at remote facilities. Consumption of LNG at aerospace facilities vary significantly by project type.

Agriculture. The Agriculture industry utilizes LNG to power high horsepower engines, greenhouses and also when food processing utilizes agricultural dryers for generating heat as LNG has a clean and consistent burn that makes heating operations more predictable.

Energy. Energy producers use high horsepower engines and turbines to power their drilling and pressure pumping operations. LNG displaces some of the total diesel fuel consumption in these applications using dual-fuel engine technology. We believe that energy producers can use LNG to reduce fuel costs and to meet environmental emissions requirements. Based on our experience, depending upon whether the customer uses dual-fuel pressure pumping engines or turbines, energy customers can consume from 10,000 to 60,000 LNG gallons per day.

Industrial. Industrial applications for LNG include sand and aggregate producers, asphalt plants, food processers, paper mills, and general manufacturing facilities. LNG often replaces propane, fuel oil, or diesel fuel in these applications. These customers often cannot justify the cost of new pipeline infrastructure and using LNG requires minimal up-front costs, regulatory approvals, and lead time requirements. We believe LNG is optimal for these applications because it is cost-effective with stable pricing, offers consistent supply without curtailments, provides an energy density that minimizes storage requirements, and has a clean and consistent burn that makes heating operations more predictable.

Marine Bunkering of LNG. We believe that opportunities to provide LNG as a fuel source to the marine transportation industry represents a significant opportunity for us. As shipping and marine transportation companies expand the use of LNG as a fuel source, we believe that we are positioned to capitalize on future growth. LNG also allows marine transportation providers to meet strict emission requirements that are difficult to achieve using common marine fuels, such as heavy fuel oil, but could be achieved using LNG. Large marine vessels such as containerships can take several hundred thousand gallons of LNG in a single fuel bunkering event. The Company expects that additional marine bunkering opportunities will become available as additional marine vessels that use LNG as the primary fuel of choice are delivered to vessel fleets and commence routine operations in North America.

Mining. Mines, including those producing metals, rare earth materials, and coal, are often located in remote locations that are off the electrical grid and do not have natural gas pipeline access. Mines use LNG to fuel electrical generators and to produce heat for their processing activities. Mines also use LNG as a fuel for their mine trucks and other high horsepower engine equipment. In addition to fuel cost benefits, LNG can help reduce emissions at mines that are often located in environmentally sensitive areas. Based on our experience, power generation and heating applications at mines can consume 10,000 to 100,000 LNG gallons per day.

Pipeline, Remote Power and Utilities. LNG usage in utility and pipeline applications varies by project type. North America has an expansive network of pipelines that, based on age and increasingly more stringent regulations, require routine testing and maintenance. During such events LNG fueling solutions can provide flow assurance to address natural gas supply interruptions during pipeline hydrostatic testing, repairs, gas distribution system curtailments, or unplanned outages. Such solutions can also provide a bridge for large industrial or utility customers before permanent pipelines are installed. LNG is becoming more predominant in regions where natural gas demand is growing and utilities and pipelines are required to continue to meet critical peak gas demand. LNG can provide an economic solution to support these supply requirements during peak weather conditions, gas curtailments and/or pipeline repairs. In addition, utilities and other power providers can also utilize LNG to provide clean distributed power when access to an electrical grid is limited, additional power is needed during times of peak load, or power infrastructure is damaged due to storms such as hurricanes or wildfires.

China. Through our 40% interest in BOMAY, we provide power and control systems for the energy market in China.

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

Demonstrated ability to execute LNG projects safely and cost effectively. Stabilis has produced and delivered over 470 million gallons of LNG to our customers throughout our 20-year operating history. Our experience includes building and operating LNG production facilities, delivering LNG from third-party sources to our customers, and designing and executing a wide-variety of turnkey LNG fueling solutions for our customers using our cryogenic equipment fleet supported by our engineers and field service teams. We have experience serving customers in multiple end markets including aerospace, agriculture, energy, industrial, marine bunkering, mining, pipeline, remote power and utilities. We also have experience exporting LNG to Mexico and Canada. Finally, we believe our team is among the most experienced in the small-scale LNG industry. We believe that we can leverage this proven LNG execution experience to grow our business in existing markets and expand our business into new markets.

Comprehensive provider of “virtual natural gas pipeline” solutions throughout North America. Stabilis offers our customers a comprehensive off-pipeline natural gas solution by providing the supply infrastructure, transportation and logistics, and field service support necessary to deliver LNG to them in a program that is tailored to their consumption needs. We believe we own one of the largest fleets of small-scale cryogenic transportation, storage, and vaporization equipment in North America. We can provide our customers LNG and related services for a wide variety of applications almost anywhere in the United States, Canada and Mexico. We believe that our ability to be a “one stop shop” for all of our customers’ off-pipeline natural gas requirements throughout North America is unique among LNG providers.

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

Competition

The market for LNG is highly competitive and we have multiple competitors for fuel. Stabilis believes the biggest competition for LNG in these applications are distillate fuels and propane as they power the majority of engines and generators in our target markets. We also compete with other fuel sources including pipeline natural gas and compressed natural gas ("CNG").

Stabilis competes with other natural gas companies, as well as other fossil fuel sources, based on a variety of factors, including, among others, cost, supply, availability, quality, emissions, and safety of the fuel. Location is often a primary competitive factor as transportation costs limit the distance LNG can be transported at competitive prices. We believe we compare favorably with many of our competitors on the basis of these factors. However, some of our competitors have longer operating histories and market-based experience, larger customer bases, more expansive brand recognition, deeper market penetration and substantially greater financial, marketing and other resources than our business. As a result, they may be able to respond more quickly to changes in customer preferences, legal requirements or other industry or regulatory trends, devote greater resources to the development, promotion and sale of their products, adopt more aggressive pricing policies, dedicate more effort to infrastructure and systems development in support of their business or product development activities and exert more influence on the regulatory landscape that impacts the natural gas fuel market. Additionally, utilities and their affiliates typically have unique competitive advantages, including a lower cost of capital, substantial and predictable cash flows, long-standing customer relationships, greater brand awareness, and large sales and marketing organizations.

Stabilis does not believe that we compete with mid-scale and world-scale LNG liquefiers that produce more than 1,700,000 LNG gallons per day (approximately 2,700 tonnes per day or 1.0 MTPA). These large LNG production facilities typically are designed and permitted to fill large marine vessels that deliver cargos of 26.5 million gallons (approximately 42,200 tonnes) of LNG or more to large import terminals in foreign markets. We do not believe that any of them currently have or plan to have truck loading facilities that would be required to supply LNG to small-scale LNG customers.

Sales and Marketing

Stabilis markets our products and services primarily through our direct sales force, which includes sales representatives covering all of our major geographic and customer vertical markets, as well as attendance at trade shows and participation in industry conferences and events. Our technical, sales and marketing teams also work closely with federal, state and local government agencies to provide education about the value of natural gas as a fuel and to keep abreast of proposed and newly adopted regulations that affect our industry.

Seasonality

We did not experience significant seasonal variations in volume of LNG delivered to our customers during 2023, and we do not expect future volumes to be significantly impacted by seasonal variations. However, our revenues are susceptible to variations due to changes in the price of natural gas as we pass this cost onto our customer. The price of natural gas can fluctuate at any time during the year due to isolated factors, but on average, natural gas prices tend to be higher in peak winter and peak summer months when heating and cooling demand is seasonally higher.

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

Construction and Operation of LNG Liquefaction Plants. To build and operate LNG liquefaction plants, Stabilis must apply for facility permits or licenses that address many factors, including building codes, storm water and wastewater discharges, waste handling, and air emissions related to production activities and equipment operation. The construction of LNG plants must also be approved by local planning boards and fire departments.

Transportation of LNG. International, federal and state safety standards require that LNG is moved by qualified drivers in cryogenic containers designed for LNG transportation. Drivers are subject to U.S. Department of Transportation (“USDOT”) regulations, such as Federal Motor Carrier Safety Administration (“FMCSA”), Hazardous Materials Regulations, and state certification requirements, such as certifications by the Alternative Energy Division of the Railroad Commission of Texas. Cryogenic containers have to undergo annual USDOT visual inspections and periodic pressure tests. Motor vehicles equipped with an LNG container or other motor vehicles used principally for transporting LNG in portable containers in Texas have to be registered with the Railroad Commission of Texas.

Transfer of LNG. Transfer of LNG occurs between transport trailers, permanent and temporary facilities as well as marine facilities and vessels. Marine transfers can occur on the shore side to or from a vessel or from vessel to vessel. International, Federal, State and local safety standards and operational regulations require the transfer of LNG to be conducted in accordance with specific written safety standards and operational procedures. These procedures require that trained, qualified personnel be in attendance and manage all transfer operations.

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

Import & Export of LNG. During the third quarter of 2022, Stabilis received authorization from the DOE to export domestically produced LNG to all free trade ("FTA") and non-free trade ("non-FTA") countries, for up to 51.75 billion cubic feet per year (or approximately 1.0 MTPA) of natural gas equivalent. The authorization is for a term of 28 years, provided certain milestones of utilization are achieved. As of December 31, 2023, the Company has not made any exports under this approval and has not expended material funds nor entered into any sales commitments. For exports to non-FTA countries, the Company has two years from the date it received authorization with which to initiate exportation of LNG.  For exports to FTA countries, the Company has five years from the date it received the authorization with which to initiate exportation of LNG.

The DOE authorization received during the third quarter of 2022 supplements the Company's existing other export license from the DOE, which authorizes the Company to import and export LNG from and to Canada and Mexico, via truck.  In 2023, we delivered LNG to Mexico.  In 2023, the Company did not deliver LNG to Canada.

Human Capital Resources

Stabilis believes that one of its key assets is the collective expertise, experience and diversity of its workforce. The Company depends on all of its employees, including its executive officers and senior management, to successfully operate its businesses and to successfully execute its strategy going forward. As of December 31, 2023, Stabilis had 104 employees, all of whom were full-time employees. We believe our relations with employees are satisfactory. None of our employees are currently subject to a collective bargaining agreement.

Stabilis seeks to attract and retain its employees by offering competitive compensation packages including base and incentive compensation, attractive benefits and opportunities for advancement and rewarding careers. The Company periodically reviews and adjusts, if needed, its employees’ compensation to ensure that it is competitive within the industry and is consistent with their level of performance. Stabilis considers employee benefits to be an important part of employee total compensation. For this reason, the Company’s benefits include insurance programs for medical, dental, vision, short- and long-term disability, accidental death and disability, and accident, as well as a 401(k) contribution retirement plan. The Company’s ability to attract employees is also significantly influenced by our efforts to create a culture of opportunity, personal growth, respect, collaboration and an appreciation of the diverse backgrounds, skills, and contributions that its employees offer.

Stabilis strives to provide its people with all of the tools and support necessary for them to succeed and safely perform their duties. The safety of its employees, contractors, customers and communities is paramount to the Company’s success. To ensure safe, reliable and efficient operations in a highly regulated environment, the Company supports and utilizes various employee training, educational programs as well as safety programs with detailed safety and health related procedures that all employees are required to follow.

Intellectual Property

The intellectual property portfolio of Stabilis and its subsidiaries includes patents and trademarks. The Company has a patent in the US, Canada and Mexico for the use of natural gas for well enhancement. The Company has two patents for rotary fluid processing systems and a US patent for a gas processing system. The last patent to expire in the U.S. will expire in July 2039, absent any adjustments or extensions. The Company has ten U.S. trademark registrations and one foreign trademark registration (Canada). The Company has no pending trademark applications.

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

Our business strategy relies upon our future ability to successfully market LNG to end-users, develop and maintain cost-effective logistics in our supply chain and construct, develop and operate energy-related infrastructure in North America. Our business strategy assumes that we will be able to expand our operations further in North America; enter into strategic, long-term purchase and supply contracts with end-users, power utilities, LNG providers, transportation companies, financing counterparties and other partners; acquire and transport LNG at attractive prices; continue to develop our logistics infrastructure into efficient and profitable operations; construct or acquire liquefaction facilities; obtain approvals from all relevant federal, international, state and local authorities, as needed, for the construction and operation of these projects; and obtain long-term capital appreciation and liquidity with respect to such investments. These assumptions are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control. We may also acquire operating businesses or other assets in the future to further our business strategy. Any such acquisitions would be subject to significant risks and contingencies, including the risk of integration, and we may not be able to realize the benefits of any such acquisitions.

Our future ability to execute our business strategy is uncertain, and it can be expected that one or more of the following factors will prove to be incorrect or that we will face unanticipated events and circumstances that may adversely affect our business which may adversely affect our financial condition, results of operations and ability to execute our business strategy:

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

The construction and expansion of energy-related infrastructure, including liquefaction facilities, as well as other future projects, involves numerous operational, regulatory, environmental, political, legal and economic risks beyond our control and may require the expenditure of significant amounts of capital during construction and thereafter. These potential risks include, among other things, the following:

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

Our business is now and will in the future be subject to extensive federal, international, state and local laws and regulations both in the United States and in other jurisdictions where we operate that regulate and restrict, among other things, the siting and design of our facilities, discharges to air, land and water, the handling, storage and disposal of hazardous materials, and remediation associated with the release of hazardous substances. Many of the federal and state laws with respect to these impose liability, without regard to fault or the lawfulness of the original conduct. As the owner and operator of our facilities and as generators of and arrangers for the transport and disposal of regulated wastes, we could be liable for the costs of cleaning up any such hazardous substances that may be released into the environment at or from our facilities or facilities to which wastes or hazardous substances were transported or disposed, for resulting damage to natural resources, and for certain health studies. We are also subject to laws, regulations regulatory permits, approvals and authorizations, including, but not limited to:

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

Pipeline Hazardous Materials Safety Administration (“PHMSA”). PHMSA has promulgated detailed regulations governing LNG facilities under its jurisdiction to address LNG facility siting, design, construction, equipment, operations, maintenance, personnel qualifications and training, fire protection and security. State and local regulators can impose similar siting, design, construction and operational requirements. Additional approvals of the Department of Energy (“DOE”) may be required under Section 3 of the Natural Gas Act (“NGA”). Certain federal permitting processes may trigger the requirements of the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment. We also must comply with foreign regulations regarding to the extent we transport LNG within Canada and Mexico.

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

Failure to comply with any of the above laws and regulations or any other future legislation and regulations could lead to substantial liabilities, fines and penalties or capital expenditures related to pollution control equipment and restrictions or curtailment of operations, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, and ability to execute our strategy. Further, we cannot control the outcome of any review and approval process, including whether or when any such permits, approvals and authorizations will be obtained, the terms of their issuance, or possible appeals or other potential interventions by third parties, that could interfere with our ability to obtain and maintain such permits, approvals and authorizations or the terms thereof. Accordingly, there is no assurance that we will timely obtain and maintain these governmental permits, approvals and authorizations on favorable terms, or at all. Failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, financial condition, operating results, cash flows and ability to execute our strategy.

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

Our business is subject to the risk of natural gas and LNG price competition which may prevent us from entering into new or replacement customer contracts on economically comparable terms to existing customer contracts, or at all which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and ability to execute our strategy. Factors which may negatively affect potential demand for LNG from our business are diverse and include, among others:

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

We use third party LNG transportation providers that are subject to various trucking safety regulations, including those which are enacted, reviewed and amended by the Federal Motor Carrier Safety Administration (“FMCSA”). These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, driver licensing, insurance requirements, financial reporting and review of certain mergers, consolidations and acquisitions, and transportation of hazardous materials. All federally regulated carriers’ safety ratings are measured through a program implemented by the FMCSA known as the Compliance Safety Accountability (“CSA”) program which measures a carrier’s safety performance. The quantity and severity of any violations are compared to a peer group of companies of comparable size and annual mileage. If a company rises above a threshold established by the FMCSA, it is subject to action from the FMCSA and ultimately revocation of the company’s operating authority if the issues are not corrected. To a large degree, intrastate motor carrier operations are subject to state and/or local safety regulations that mirror federal regulations but also regulate the weight and size dimensions of loads. Applicable regulatory requirements and limitations are subject to change, either through new regulations enacted on the federal, state or local level, or by new or modified regulations that may be implemented under existing law. Any changes in trucking operations due to changes in regulations or loss of a LNG transportation provider could have an adverse effect on our business, results of operations, financial condition, liquidity and execution of our strategy.

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

We are dependent upon the available labor pool of skilled employees. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate energy-related infrastructure and to provide our customers with the highest quality service. In addition, a tightening labor market may affect our ability to hire and retain skilled labor and require us to pay increased wages.

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

We currently have operations in Mexico and in China. We could experience losses resulting from weakening foreign economies (including foreign exchange losses), as well as unforeseen or unexpected operating, financial, political or cultural factors in these countries. Strained diplomatic and political relationships between the United States and these foreign countries, along with weaker legal systems, could also adversely affect our investment and business opportunities in these countries. See Note 7 of the Notes to Consolidated Financial Statements regarding the value of our assets in foreign countries.

Risks Inherent in an Investment in Us

Investment in us is speculative.

We will continue to incur significant capital and operating expenditures while we develop infrastructure for our supply chain and other future projects. We will need to invest significant amounts of additional capital to implement our strategy. We could experience delays beyond the expected development period, which could create operating losses and negative operating cash flows. Our future liquidity may also be affected by the timing of construction financing availability in relation to the incurrence of construction costs and other outflows and by the timing of receipt of cash flows under our customer contracts in relation to the incurrence of project and operating expenses. Our strategy may not be successful, and if unsuccessful, we may be unable to modify it in a timely and successful manner.

We cannot provide any assurance that we will be able to implement our strategy on a timely basis, if at all, or achieve our internal forecast or that our assumptions will be accurate. Accordingly, an investment in our company is speculative and subject to a high degree of risk, and you should understand that there is a possibility of the loss of your entire investment.

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

We may incur losses over the next several years and may not maintain profitability.

We may incur significant expenses and operating losses for the foreseeable future. The net results the Company incurs may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	seek to identify additional expansion of business operation opportunities;

•	establish a sales, marketing and distribution infrastructure to commercialize our business and products; and

•	add operational, financial and management information systems and personnel, including personnel to support our business development and planned future commercialization efforts.

To be and remain profitable, we must develop and execute our strategy which will require us to be successful in a range of challenging activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our existing business operations and development efforts, expand our business or continue our operations and may require us to raise additional capital that may dilute the ownership interest of common stock holders.

The loss of a significant customer or inability of a significant customer to perform under contract could adversely affect our operating results and ability to generate cash flows.

We currently depend upon a limited number of customers. Our near term ability to generate cash is both dependent on the small number of customers’ continued willingness and ability to perform their obligations under their respective contracts. In the event one of our significant customer fails to perform its obligations under their contracts, our operating results, cash flow and liquidity could be materially and adversely affected, even if we were ultimately successful in seeking damages from any of these customers in the event of a breach of the contract. For the year ended December 31, 2023, Aggreko Plc accounted for more than 10% of our revenues.

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

In addition to being thinly traded, market prices for securities of energy producers, distributors and other businesses in the energy generation and distribution industry have been particularly volatile. Factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

•	period-to-period fluctuations in our financial results from current and any future business operations;

•	issues in developing and expanding our LNG infrastructure and facilities, and service and delivery operations;

•	our ability to obtain regulatory approvals for LNG business expansions, and delays or failures to obtain such approvals;

•	the entry into, or termination of, key agreements, including key commercial partner agreements;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our rights under our material contracts or defend against the rights of others;

•	the introduction of technological innovations or new energy products or methods of distribution that compete with our potential products;

•	the loss of key employees;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	fluctuations in actual and anticipated future commodity prices; and

•	general and industry-specific economic conditions that may affect our research and development expenditures.

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

J. Casey Crenshaw has voting control over our Company.

As of December 31, 2023, J. Casey Crenshaw has beneficial ownership of 71.3% of the outstanding shares of our common stock. As a result, Mr. Crenshaw may control all matters that require stockholder approval, as well as our management and affairs. For example, Mr. Crenshaw may unilaterally approve the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way the Company is managed or the direction of its business. Mr. Crenshaw’s interests with respect to matters potentially or actually involving or affecting the Company, such as future acquisitions, financings and other corporate opportunities and attempts to acquire the Company, may conflict with the interests of our other stockholders. This concentration of ownership control may:

•	delay, defer or prevent a change in control;

•	entrench management;

•	involve related party transactions we cannot assure you will be in the best interest of the stockholders;

•	impede a merger, consolidation, takeover or other business combination involving the company that other stockholders may desire; or

•	exempt us from certain corporate governance requirements that provide protection to stockholders of other public companies.

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

The current expectation is that for the foreseeable future, we will retain our future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board of Directors deems relevant. Further, we are required to obtain prior approval for payment of dividends from our lenders as part of our financial covenants with both our secured term loan with AmeriState Bank and our revolving credit agreement with Cadence Bank. As a result, capital appreciation, if any, of our common stock will be the sole source of gain, if any, for any stockholders for the foreseeable future.

Our Chinese joint venture, BOMAY, has a limited life and is subject to risk that it may not be renewed.

We hold a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), who owns 51%. The remaining 9% is owned by AA Energies, Inc. Our joint venture, BOMAY, has a finite life that is set to terminate in 2028. The joint venture may be terminated earlier for valid business reasons including force majeure. In the event the joint venture is to be terminated, either party may acquire the other parties’ interests and continue the operations of the joint venture. Additionally, the term of the joint venture may be extended upon agreement of all parties subject to approval from the relevant Chinese authority six months before expiration of the venture. At this time, Stabilis has no indication that the joint venture will not be extended; however, U.S. and Chinese political relations are strained and we can provide no assurance that such an extension will occur. The balance of our investment in BOMAY at December 31, 2023 was $12.0 million accounted for using the equity method of accounting and is subject to risk. See Note 7 of the Notes to Consolidated Financial Statements for further discussion or our investment in BOMAY.

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

The Company experienced higher than normal inflationary pressure during 2022 and 2023 and such inflationary pressure may continue into 2024. Specifically, costs for fuel, repairs, maintenance, electricity, wages for skilled labor and insurance continue to increase. Increases in economic growth and demand have been limited by skilled labor and transportation resources within our markets resulting in a period of increasing costs. While we pass a significant portion of the cost of natural gas and transportation on to our customers, we are not able to pass through all costs. No assurances can be made about future price trends, and the ultimate extent and effects of these impacts are difficult to estimate; however, continued periods of increasing costs could adversely impact our future results and operating cash flows.

The spread of a new contagious illness such as COVID-19 or resurgence of a COVID-19 variant, may adversely affect our business, operations and financial condition.

The responses of governmental authorities and companies across the world to reduce the spread of the COVID-19 pandemic significantly reduced global economic activity. Various containment measures resulted in the slowing of economic growth, reduced demand for crude oil and natural gas and the disruption of global manufacturing supply chains. The impacts of a new contagious illness similar to COVID-19 or resurgence of a new COVID-19 variant remain unknown, but may include, among others:

•

deterioration of worldwide, regional or national economic conditions and activity, which could create temporary or sustained low energy prices, or adversely affect global demand for LNG and natural gas;

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

•

potential deterioration in the financial condition and ability to deliver LNG to our customers or joint venture partners, or attempts by customers or third parties to invoke force majeure contractual clauses as a result of delays or other disruptions.

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

We incur and will continue to incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act and rules and regulations promulgated by the SEC. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult to attract and retain qualified individuals to serve on our Board of Directors or as executive officers, which may adversely affect investor confidence in us and could cause our business or stock price to suffer.

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

In addition, we are required to be compliant with public company internal control requirements mandated under Section 302 and 906 of the Sarbanes-Oxley Act and we may become subject to the requirements of Section 404b of the Sarbanes-Oxley Act at some future date. We are implementing measures designed to improve our internal controls over financial reporting, including the hiring of accounting personnel and establishing new accounting and financial reporting procedures to establish an appropriate level of internal controls over financial reporting. Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase operating costs and harm the business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

Our information technologies, system networks, information technology infrastructure, enterprise applications and financial reporting platforms are critical components of our operations. Our business operations rely on the secure processing, transmitting, collecting and storage of sensitive and confidential data. We recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats, as defined in Item 106(a) of Regulation S-K.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes.  We partner with a third-party information technology company to address and manage each of the critical aspects of cybersecurity risk mitigation.  The user aspect is addressed by deploying endpoint detection and response software on all endpoints, as well as extensive phishing testing and training for every user.  This is further reinforced with additional monitoring to identify any aberrant activity within our network or software as a service ("SaaS") tools.  A 3-2-1 backup strategy is used, resulting in a copy of all backup data offsite in the unlikely event that the disaster recovery plan is required. Our backup system is regularly confirmed through occasional data recoveries, test recoveries and monitoring that alert to any unexpected errors or failures with the system.

In our business operation, we utilize various third-party service providers, including credit card companies, banks and financial platform providers, to process financial transactions and implement various software and information system processes. To that effect, we seek to engage reliable, reputable service providers that maintain cybersecurity programs.

We are not aware of any risks from cybersecurity threats, nor have we experienced any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. See Item 1A. "Risk Factors" in this Form 10-K for discussion of risk factors.

Governance

Cybersecurity is an important part of our risk management processes.  Our Board of Directors holds oversight responsibility for the Company's strategy and risk management, including material risks related to cybersecurity threats.  The Audit Committee of the Board of Directors oversees the management of systemic risks, including cybersecurity threats, in accordance with its charter.

Our management, represented by senior management, leads the cybersecurity risk assessment and mitigation processes, along with information technology management staff and our third-party business technology partner. Our third-party business technology partner has over 20 years of experience in cybersecurity and information technology. Continuous monitoring and routine meetings are conducted in order for the Company's information technology team and third-party business technology firm to update senior management regarding prevention, detection, mitigation and remediation of any cybersecurity threats or incidents.

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

The Company also leases marine bunkering staging sites in Texas and has various trailer storage sites in California and Colorado on a short term basis to support operations. We believe that our existing facilities are adequate for our operations and their locations allow us to efficiently serve our customers.

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

The Company did not declare or pay cash dividends on common shares in either fiscal year 2023 or 2022. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operations of its business.

Holders

As of March 5, 2024, we had 26 holders of record of our common stock and 18,585,014 shares of common stock outstanding, based on information provided by our transfer agent.

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

We believe that LNG will provide an important balance between environmental sustainability, security and accessibility, and economic viability when compared to both renewables and other traditional hydrocarbon-based fuels and will play a key role in the energy transition.

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

U.S. Department of Energy ("DOE") Approval to Export LNG

During the third quarter of 2022, Stabilis received authorization from the DOE to export domestically produced LNG to all free trade ("FTA") and non-free trade ("non-FTA") countries, for up to 51.75 billion cubic feet per year (or approximately 1.0 MTPA) of natural gas equivalent. The authorization is for a term of 28 years, provided certain milestones of utilization are achieved. As of December 31, 2023, the Company has not made any exports under this approval and has not expended material funds nor entered into any sales commitments. For exports to non-FTA countries, the Company has two years from the date it received authorization with which to initiate exportation of LNG.  For exports to FTA countries, the Company has five years from the date it received the authorization with which to initiate exportation of LNG.

The DOE authorization received during the third quarter of 2022 supplements the Company's existing other export license from the DOE, which authorizes the Company to import and export LNG from and to Canada and Mexico, via truck.  In 2023, we delivered LNG to Mexico.  In 2023, the Company did not deliver LNG to Canada.

Revolving Credit Facility

During the second quarter of 2023, the Company entered into a three-year revolving credit facility with Cadence Bank for a maximum aggregate amount of $10 million. The Company may request an increase in the maximum aggregate amount by up to $5 million, subject to the approval by Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Company's accounts receivable and deposit accounts, subject to a borrowing base of 80% of eligible accounts receivable. The revolving credit facility provides additional sources of liquidity, if needed, to fund additional growth capital expenditures and/or bridge short-term liquidity needs for new contracts. See also Note 9 in the Notes to Consolidated Financial Statements for further discussion of our revolving credit facility.

Gas Pretreatment Upgrades at our George West, Texas Liquification Facility

During the second and third quarter of 2023, the Company was adversely impacted by natural gas feedstock composition changes, which reduced production from our George West, Texas liquefaction facility (our "George West facility") as well as overall profitability. The Company implemented corrective actions and completed installation of additional gas pretreatment equipment that allowed our George West facility to resume LNG production at full rates.

Acquisition of Additional Liquefaction Assets

During the second quarter of 2023, the Company acquired the key components of a 100,000 LNG gallon per day liquefaction train for $6.0 million. The Company is currently evaluating the best alternatives for installation of these assets into its operations.

Customer Contracts within our New and Expanding Markets for LNG

The Company expects that LNG demand for marine fuel will increase as additional marine vessels that use LNG as the primary fuel of choice are delivered to vessel fleets and commence routine operations. During the fourth quarter of 2023, the Company entered into a two-year marine bunkering contract with a cruise industry customer to deliver an estimated 22 million gallons of LNG per year.

RESULTS OF OPERATIONS

Stabilis supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG. The sale of the Brazil Operations in 2022 consists of all of the revenues and expenses formerly reported within the Company's Power Delivery segment with the exception of the Company's equity method investment in BOMAY. Further, the decision to exit the Brazil Operations met the criteria to be reported as discontinued operations. As a result, the Company has one reporting segment and the results presented in the table below separately presents the revenues and expenses for the Brazil Operations as discontinued operations.

The comparative tables below reflect our consolidated operating results for the year ended December 31, 2023 (the “Current Year”) as compared to the year ended December 31, 2022 (the “Prior Year”) (amounts in thousands, except for percentages).

Consolidated Results	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenues:
LNG Product	$58,517	$83,095	$(24,578)	(29.6)%
Increase / (decrease) in gallons delivered	(12,705)
Rental	6,210	7,344	(1,134)	(15.4)
Service	6,886	7,703	(817)	(10.6)
Other	1,501	681	820	120.4
Total revenues	73,114	98,823	(25,709)	(26.0)
Operating expenses:
Costs of revenues	54,919	77,694	(22,775)	(29.3)
Change in unrealized loss (gain) on natural gas derivatives	(541)	878	(1,419)	(161.6)
Selling, general and administrative expenses	12,893	13,191	(298)	(2.3)
Gain from disposal of fixed assets	(1,223)	(34)	(1,189)	n/a
Depreciation expense	7,878	8,664	(786)	(9.1)
Total operating expenses	73,926	100,393	(26,467)	(26.4)
Loss from operations before equity income	(812)	(1,570)	758	(48.3)
Net equity income from foreign joint venture operations	1,691	1,598	93	5.8
Income from operations	879	28	851	n/a
Other income (expense):
Interest expense, net	(256)	(591)	335	(56.7)
Interest expense, net - related parties	(78)	(179)	101	(56.4)
Other income (expense)	(176)	(185)	9	(4.9)
Total other income (expense)	(510)	(955)	445	(46.6)
Income (loss) from continuing operations before income tax expense	369	(927)	1,296	(139.8)
Income tax expense	244	265	(21)	(7.9)
Net income (loss) from continuing operations	125	(1,192)	1,317	(110.5)
Loss from discontinued operations, net of income taxes of $0 and $149, respectively	—	(1,994)	1,994	(100.0)
Net income (loss)	$125	$(3,186)	$3,311	(103.9)%

Revenue

During the Current Year revenues decreased $25.7 million, or 26%, compared to the Prior Year. The decrease in revenues primarily related to:

•	Decreased LNG delivered to customers of 12.7 million gallons during the Current Year compared to the Prior Year, resulting in a reduction in revenue of $16.5 million;

•	Decreased natural gas prices during the Current Year compared to the Prior Year, resulting in a reduction in revenue of $11.7 million;

•	Decreased rental revenue of $1.1 million related to a short-term marine bunkering project in the Prior Year; and

•	Decreases in our LNG Product revenue and our rental revenue were partially offset by increased revenues from minimum take-or-pay contracts of $3.9 million.

Operating Expenses

Costs of revenues. Cost of revenues decreased $22.8 million, or 29%, in the Current Year compared to the Prior Year. As a percentage of revenue, these costs were 75% and 79% in the Current Year and the Prior Year, respectively. The decrease in cost of revenues was attributable to:

•	Decreased LNG delivered to customers of 12.7 million gallons during the Current Year compared to the Prior Year, resulting in decreased costs of revenues of $12.5 million;

•	Decreased natural gas prices during the Current Year compared to the Prior Year, resulting in decreased costs of revenues of $11.5 million;

•	Decreased transportation pricing and the mix of geographic proximity of our customers during the Current Year compared to the Prior Year, resulting in decreased costs of revenues of $1.8 million; and

•

Decreases in these costs were partially offset by increased minimum take-or-pay costs of $0.6 million, increased liquefaction costs of $0.7 million and increased service and other costs incurred during the Current Year compared to the Prior Year related to additional projects with higher labor costs.

Change in unrealized loss (gain) on natural gas derivatives. The Company incurred a gain of $0.5 million on the change in unrealized losses associated with the Company's natural gas derivatives in the Current Year compared to a loss of $0.9 million in the Prior Year. The gain in the Current Year was due to offsetting amortization of realized losses as call option volumes expired unexercised during the Current Year.  See Note 4 in the Notes to the Consolidated Financial Statements for a further discussion of our derivatives.

Selling, general and administrative. Selling, general and administrative expense decreased $0.3 million, or 2.3%, during the Current Year as compared to the Prior Year primarily due to lower incentive compensation, partially offset by increased professional services, and salaries.

Gain on the disposal of fixed assets. The Company recorded a gain on the disposal of fixed assets of $1.2 million in the Current Year related to proceeds received on an insurance settlement pertaining to certain assets damaged in a fire in June of 2023 (See Note 6 to the Consolidated Financial Statements for a further discussion of this gain) and on a settlement received for a damaged trailer.

Depreciation. Depreciation expense in the Current Year decreased $0.8 million compared to the Prior Year due to assets reaching the end of their depreciable lives.

Net Equity Income From Foreign Joint Ventures' Operations. Income from investments in foreign joint ventures increased by $0.1 million, or 5.8%, in the Current Year compared to the Prior Year primarily due to improved business in China.

Other Income (Expense)

Interest income (expense), net. Interest expense, net decreased by $0.3 million in the Current Year primarily due to the Company's interest income on its cash balances and capitalized interest in the Current Year compared to the Prior Year.  Additionally, lower debt service was incurred on lower debt balances in the Current Year.

Interest expense, net - related parties. Related party interest expense decreased by $0.1 million during the Current Year as compared to the Prior Year primarily due to amendments to the MG Finance debt which lowered the interest rate from 12% to 6%, as well as lower debt balance from payments made on related-party debt.

Other income (expense). Other expense was lower in the Current Year compared to the Prior Year. Prior Year related to foreign exchange transactions and the revaluation of the Mexican peso.

Income tax expense. The Company incurred state and foreign income tax expense of $0.2 million during the Current Year primarily related to foreign taxes paid in connection with the cash dividend received from our BOMAY joint venture and foreign taxes incurred from our operations in Mexico. The Company incurred state income and foreign tax expense of $0.3 million in the Prior Year. No U.S. federal income tax benefit was recorded for the Current Year or Prior Year as any net U.S. deferred tax assets generated from operating losses were offset by a change in the Company's valuation allowance on net deferred tax assets.

Discontinued Operations. Loss from discontinued operations, net of tax was $2.0 million in the Prior Year.  The Company sold its Brazil Operations on October 31, 2022.  There was no activity from discontinued operations during the Current Year.  See Note 12 in the Notes to Consolidated Financial Statements for further discussion of the Company's discontinued operations.

SEASONALITY AND INFLATION

Seasonality

We did not experience significant variations in volume of LNG delivered to our customers resulting from seasonal variations during 2023. However, our revenues are susceptible to variations due to changes in the price of natural gas as we pass this cost onto our customer. The price of natural gas can fluctuate at any time during the year due to isolated factors, but generally, natural gas prices tend to be higher in peak winter and peak summer months when heating and cooling demand is seasonally higher.

Inflation

The Company continued to experience inflationary pressure during 2023 which began to slow, toward the end of 2023. Specifically, costs for fuel, repairs, maintenance, electricity, wages for skilled labor and insurance continue to increase. We have responded with increasing our pricing to our customers. While we pass a significant portion of the cost of natural gas and transportation on to our customers, we are not able to pass through all costs. No assurances can be made about future price trends; the ultimate extent and effects of these impacts are difficult to estimate; however, continued periods of increasing costs could adversely impact our future results and operating cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our principal sources of liquidity have consisted of cash provided by our operations, cash on hand, proceeds received from borrowings under the AmeriState Loan described below and distributions from our BOMAY joint venture. In prior years, the Company also obtained debt financing from MG Finance, a related party, which debt financing has been paid in full as of December 31, 2023. During 2023, our principal sources of liquidity were cash provided from our operations and our existing cash balances. The Company used cash flows generated from operations to invest in fixed assets and increased working capital to support growth as well as to pay interest and principal amounts outstanding under our debt agreements.

On June 9, 2023, the Company, along with its subsidiaries, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and Stabilis LNG Port Allen, LLC (collectively, the “Borrowers”) entered into a three-year loan agreement (the “Revolving Credit Facility”) with Cadence Bank. The Revolving Credit Facility provides for a maximum aggregate amount of $10.0 million, subject to a borrowing base of 80% of eligible accounts receivable. The Company may request an increase in the maximum aggregate amount under the Revolving Credit Facility by up to $5.0 million, subject to the approval of Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Borrowers’ accounts receivable and deposit accounts. Borrowings under the Revolving Credit Facility incur interest at the Prime Rate published by the Wall Street Journal. Any unused portion is subject to a quarterly unused commitment fee of 0.5% per annum. As of December 31, 2023, no amounts have been drawn under the Revolving Credit Facility. The Revolving Credit Facility matures on June 9, 2026. The Revolving Credit Facility contains various restrictions and covenants. As of December 31, 2023, the Company was in compliance with all its covenants related to the Revolving Credit Facility.

As of December 31, 2023, we had $5.4 million in cash and cash equivalents on hand and $9.6 million in outstanding debt (net of debt issuance costs), and in lease obligations, (of which $1.8 million is due in 2024). The Company has total availability under the Revolving Credit Facility and the AmeriState Secured Term Loan Facility of $5.6 million at December 31, 2023.  The Company had no draw downs on the Revolving Credit Facility during the year ended December 31, 2023. The Company has also filed a shelf registration statement (described below) which provides the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions.

The Company is subject to substantial business risks and uncertainties inherent in the LNG industry and there is no assurance that the Company will be able to generate sufficient cash flows in the future to sustain itself or to support future growth. Management believes the business will generate sufficient cash flows from its operations along with availability under the Company's debt agreements to fund the business for the next twelve months. As we continue to grow, management continues to evaluate additional financing alternatives, however, there is no guarantee that additional financing will be available or available at terms that would be beneficial to shareholders.

Cash Flows

Cash flows provided by (used in) our operating, investing and financing activities are summarized below (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$6,712	$14,697
Investing activities	(8,910)	(1,917)
Financing activities	(3,884)	(2,253)
Effect of exchange rate changes on cash	5	14
Net increase (decrease) in cash and cash equivalents	(6,077)	10,541
Cash and cash equivalents, beginning of year	11,451	910
Cash and cash equivalents, end of year	$5,374	$11,451

Operating Activities

Net cash provided by operating activities totaled $6.7 million and $14.7 million for the twelve months ended December 31, 2023 and 2022, respectively. The decrease in net cash provided by operating activities of $8.0 million as compared to the Prior Year was primarily attributable to the increase in working capital resulting from increased payments of accounts payable and lower dividends from our joint venture, BOMAY.

Investing Activities

Net cash used in investing activities totaled $8.9 million and $1.9 million for the twelve months ended December 31, 2023 and 2022, respectively. The increase in net cash used in the Current Year was primarily due to the acquisition of liquefaction assets in the Current Year and lower proceeds received from the disposal of assets. During the Current Year, proceeds received from the disposal of assets were $1.3 million compared to proceeds received of $2.0 million from the sale of certain CNG assets in Mexico and $0.2 million from the sale of the Brazil Operations in the Prior Year.

Financing Activities

Net cash used in financing activities totaled $3.9 million for the twelve months ended December 31, 2023 compared to $2.3 million for 2022. Cash used by financing activities in both years was primarily attributable to the pay down of debt. The increase in cash used by financing activities compared to the Prior Year is due to proceeds received from the AmeriState Bank loan facility of $1.0 million during the Prior Year. In addition, debt payments increased $0.6 million over the Prior Year.  As of  December 31, 2023, a Secured Promissory Note to MG Finance Co., Ltd. in the principal amount of $5.0 million, was paid in full. No draws on the AmeriState Bank or Revolving Credit Facility were made in the Current Year.

Shelf Registration Statement

On April 11, 2022, the Company filed a registration statement on Form S-3 (the "Shelf Registration") which was declared effective on April 26, 2022 and will permit the Company to issue up to $100.0 million in either common stock, preferred stock, warrants or a combination of the above, and gives the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions. On December 16, 2022, the Company filed a prospectus supplement to the Shelf Registration that allows the Company to sell and issue shares of common stock directly to the public "at the market" as permitted in Rule 415 under the Securities Act. As a smaller reporting company, we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the Shelf Registration to no more than one-third of our public float in any twelve month period as measured in accordance with such instruction. There is no assurance that we will be able to raise capital pursuant to the Shelf Registration on acceptable terms or at all. We made no issuances under the Shelf Registration during the year ended December 31, 2023.

Future Cash Requirements

Uses of Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including costs associated with fuel sales, capital expenditures, debt repayments, equipment purchases, maintenance of LNG production facilities, mergers and acquisitions (if any), pursuing market expansion, supporting sales and marketing activities and other general corporate purposes. While we believe we have sufficient liquidity and capital resources to fund our operations and repay our debt, we may elect to pursue additional financing activities such as refinancing existing debt, obtaining new debt, or debt or equity offerings to provide flexibility with our cash management. Certain of these alternatives may require the consent of current lenders or stockholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all. Additionally, the Company may pursue additional expansion activities to increase its liquefaction capabilities. Such an effort, if pursued, would require additional liquidity from other sources either from the sales of equity securities, additional capital investment from new owners or joint venture partners, debt, or any combination of the above. The Company has made no expansion commitments to date. In the event, the Company does pursue expansion in the near term, there is no assurance that the Company will be able to secure additional liquidity on favorable terms or at all.

Capital Expenditures

Future capital expenditures will be dependent upon accretive investment opportunities as well as the availability of additional capital at favorable terms which is difficult to predict. At December 31, 2023, we had open purchase orders with approximately $2.3 million related to capital expenditures.

Debt Level and Debt Compliance

We had total indebtedness of $9.0 million ($8.7 million, net of debt issuance costs of $0.3 million) as of December 31, 2023. Expected maturities excluding debt issuance costs at December 31, 2023 are as follows (in thousands).

2024	$857
2025	1,285
2026	1,285
2027	1,285
2028	1,285
Thereafter	3,001
Total long-term debt, including current maturities and excluding debt issuance costs	$8,998

We expect our total interest payment obligations relating to our indebtedness to be approximately $0.5 million for the year ending December 31, 2024. Certain of the agreements governing our outstanding debt, which are discussed in Note 9 of our Consolidated Financial Statements, require compliance with certain financial covenants. As of December 31, 2023, we were in compliance with all of these covenants.

CONTRACTUAL OBLIGATIONS

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2023 (in thousands):

	Payments Due By Period
	Total	2024	2025	2026	2027	2028	Thereafter
Term Loan to AmeriState Bank (1)	$8,998	$857	$1,285	$1,285	$1,285	$1,285	$3,001
Interest - AmeriState Bank (1)	2,551	511	440	540	429	319	312
Finance Lease Obligations	44	44	—	—	—	—	—
Operating Lease Obligations (2)	141	120	21	—	—	—	—
Insurance note payable	825	825	—	—	—	—	—
Total	$12,559	$2,357	$1,746	$1,825	$1,714	$1,604	$3,313

(1)

Obligation with AmeriState Bank to provide for an advancing term loan facility for working capital needs for our LNG liquefaction plant in Texas in the aggregate principal amount of up to $10.0 million. The term loan facility matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter.

(2)	The operating lease obligation relates to the former headquarters office space.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no transactions that met the definition of off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Revenue associated with the sale of LNG is recognized at the point in time when the customer obtains control of the asset. In evaluating when a customer has control of the asset, the Company primarily considers whether the transfer of legal title and physical delivery has occurred, whether the customer has significant risks and rewards of ownership, and whether the customer accepted delivery and a right of payment exists. Revenues from the providing of services, transportation and equipment to customers is recognized as the service is performed. Amounts are billed upon completion of service or transfer of a product and are generally due within 30 days from receipt of the invoice. Revenue excludes any sales incentives and amounts collected on behalf of third parties. Revenues from contracts with customers are disaggregated into (1) LNG Product (2) rental (3) service and (4) other.

LNG Product revenues:

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

Variable and other Revenue Components

Certain of our contracts may include rental or services that may vary upon the customer demands at stated rates within the contract and are satisfied as the work is authorized by the customer and performed by the Company.  LNG product sales agreements may include both fixed and variable fees per gallon of LNG, but is representative of the stand-alone selling price for LNG at the time the contract is negotiated.  We have concluded that the variable LNG fees meet the exception for allocating variable consideration to specific parts of the contract.  As such, the variable consideration for these contracts is allocated to each distinct gallon of LNG and recognized when that distinct gallon of LNG is delivered to the customer.

Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use and value-added taxes, are excluded from revenue.

Power Delivery revenue prior to the sale of the Brazil Operations was generated from time and material projects, consulting services, and the resale of electrical and instrumentation equipment. Revenue was billed based on contractual terms that can be based on an event or an hourly rate. Revenue was recognized as the event was completed or work was done. Payment terms for service contracts were generally within thirty days from the receipt of the invoice. Performance obligations for service revenue were considered to be satisfied as the event was completed or work was done per the terms of the related contract. The resale of electrical and instrumentation equipment is billed upon delivery and were generally due within thirty days from the receipt of the invoice.

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

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the assets carrying value may not be recoverable. We currently test goodwill for impairment annually in the third quarter unless we determine that a triggering event has occurred requiring an earlier test. During 2022, the Company recorded $0.1 million of goodwill impairment related to the sale of the Brazil Operations which is included within loss from discontinued operations. We completed our annual assessment of goodwill during 2023 and 2022, and determined no additional impairment of goodwill was warranted.

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

Derivatives

The Company had certain natural gas derivative instruments as of December 31, 2023. The Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on its Consolidated Balance Sheet. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for and has been designated as a hedge and the type of hedge. The Company has not designated its derivative instruments as hedges under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within the Consolidated Statements of Operations. The Company determined the fair value of its natural gas derivatives at December 31, 2023 predominantly from broker quotes and are considered a level 2 fair value measurement. The Company did not enter into any derivative transactions for speculative purposes.

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

Commodity Price Risk

Due to the nature of the LNG distribution business, the Company has short term agreements with suppliers to contract for LNG purchases. These contracts extend for various periods and minimums. The index rate pricing for natural gas may increase or decrease in the future based upon market conditions.

Commodity price risk is the risk of loss arising from adverse changes in market rates and prices. We are able to limit our exposure to fluctuations in natural gas prices by structuring our contract pricing with customers so that it mirrors the volatility in our supply cost with vendors. Our exposure to market risk associated with LNG price changes may adversely impact our business. The Company had certain natural gas derivative instruments as of December 31, 2023 to manage commodity price risk. The Company has not designated its derivative instruments as hedges under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within the Consolidated Statements of Operations. See additional discussion in Note 4 of the Notes to Consolidated Financial Statements regarding the Company's use of derivatives. The Company did not enter into any derivative transactions for speculative purposes.

Foreign Currency Exchange Rate Risk

We operate a subsidiary in Mexico and maintain an equity method investment in our Chinese joint venture, BOMAY. The functional currency of the Mexican subsidiary is the Mexican Peso. The functional currency of the Chinese joint venture is the Chinese Yuan. The assets and liabilities of the foreign equity investees and foreign subsidiary, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the Consolidated Balance Sheet date and net sales and expenses are translated at the average exchange rate for the period. The resulting cumulative translation adjustment totaling $0.1 million has been recorded as Accumulated Other Comprehensive Income (Loss), net of taxes, in our Consolidated Balance Sheet at December 31, 2023.

As of December 31, 2023, we had a non-U.S. dollar denominated working capital balance of approximately $0.1 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by approximately $7 thousand.

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

To the Board of Directors and Shareholders

Stabilis Solutions, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stabilis Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Ham, Langston and Brezina, L.L.P.

We have served as Stabilis Solutions, Inc.’s auditor since 2007.

Houston, Texas

March 6, 2024

Stabilis Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$5,374	$11,451
Accounts receivable, net	7,752	16,326
Inventories, net	169	205
Prepaid expenses and other current assets	1,677	2,186
Assets held for sale	—	2,049
Total current assets	14,972	32,217
Property, plant and equipment:
Cost	110,646	103,368
Less accumulated depreciation	(61,167)	(55,699)
Property, plant and equipment, net	49,479	47,669
Goodwill	4,314	4,314
Investments in foreign joint ventures	12,009	11,606
Right-of-use assets and other noncurrent assets	525	774
Total assets	$81,299	$96,580
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,518	$4,474
Accrued liabilities	8,355	19,642
Current portion of long-term notes payable	1,682	848
Current portion of long-term notes payable - related parties	—	2,435
Current portion of finance and operating lease obligations	164	133
Total current liabilities	11,719	27,532
Long-term notes payable, net of current portion and debt issuance costs	7,747	8,650
Long-term portion of finance and operating lease obligations	21	183
Other noncurrent liabilities	—	348
Total liabilities	19,487	36,713
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 18,573,391 and 18,420,067 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	102,057	100,137
Accumulated other comprehensive income (loss)	(18)	82
Accumulated deficit	(40,246)	(40,371)
Total stockholders' equity	61,812	59,867
Total liabilities and stockholders' equity	$81,299	$96,580

The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenues:
Revenues	$73,114	$98,823
Operating expenses:
Costs of revenues	54,919	77,694
Change in unrealized loss (gain) on natural gas derivatives	(541)	878
Selling, general and administrative expenses	12,893	13,191
Gain from disposal of fixed assets	(1,223)	(34)
Depreciation expense	7,878	8,664
Total operating expenses	73,926	100,393
Loss from operations before equity income	(812)	(1,570)
Net equity income from foreign joint venture operations:
Income from equity investment in foreign joint venture	1,897	1,881
Foreign joint venture operating related expenses	(206)	(283)
Net equity income from foreign joint venture operations	1,691	1,598
Income from operations	879	28
Other income (expense):
Interest expense, net	(256)	(591)
Interest expense, net - related parties	(78)	(179)
Other income (expense)	(176)	(185)
Total other income (expense)	(510)	(955)
Income (loss) from continuing operations before income tax expense	369	(927)
Income tax expense	244	265
Net income (loss) from continuing operations	125	(1,192)
Loss from discontinued operations, net of income taxes of $0 and $149, respectively	—	(1,994)
Net income (loss)	$125	$(3,186)

Net income (loss) per common share:
Basic income (loss) per common share from continuing operations	$0.01	$(0.07)
Basic loss per common share from discontinued operations	$—	$(0.11)
Basic net income (loss) per common share	$0.01	$(0.17)

Diluted income (loss) per common share from continuing operations	$0.01	$(0.07)
Diluted loss per common share from discontinued operations	$—	$(0.11)
Diluted net income (loss) per common share	$0.01	$(0.17)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2023	2022
Net income (loss)	$125	$(3,186)
Foreign currency translation adjustment, net of tax	(100)	(895)
Transfer of cumulative foreign currency translation adjustment to net loss upon sale	—	626
Total comprehensive income (loss)	$25	$(3,455)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance at December 31, 2021	17,691,268	$18	$97,875	$351	$(37,185)	$61,059
Common stock issued from vesting of stock-based awards	747,005	1	—	—	—	1
Stock-based compensation	—	—	2,347	—	—	2,347
Employee tax payments from restricted stock withholdings	(18,206)	—	(85)	—	—	(85)
Net loss	—	—	—	—	(3,186)	(3,186)
Transfer of cumulative foreign currency translation adjustment to net loss upon sale	—	—	—	626	—	626
Other comprehensive loss, net of tax	—	—	—	(895)	—	(895)
Balance at December 31, 2022	18,420,067	19	100,137	82	(40,371)	59,867
Common stock issued from vesting of stock-based awards	183,762	—	—	—	—	—
Stock-based compensation	—	—	2,082	—	—	2,082
Employee tax payments from restricted stock withholdings	(30,438)	—	(162)	—	—	(162)
Net income	—	—	—	—	125	125
Other comprehensive loss, net of tax	—	—	—	(100)	—	(100)
Balance at December 31, 2023	18,573,391	$19	$102,057	$(18)	$(40,246)	$61,812

The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss) from continuing operations	$125	$(1,192)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	7,878	8,664
Stock-based compensation expense	2,082	2,348
Gain on disposal of assets	(1,223)	(34)
Income from equity investment in joint venture	(1,897)	(1,881)
Distributions from equity investment in joint venture	1,225	1,550
Cash settlements from natural gas derivatives, net	—	(1,037)
Realized and unrealized losses from natural gas derivatives, net	572	465
Changes in operating assets and liabilities:
Accounts receivable	4,019	(7,013)
Inventories	36	73
Prepaid expenses and other current assets	1,425	1,395
Accounts payable and accrued liabilities	(7,717)	10,554
Other	187	(256)
Net cash provided by operating activities from continuing operations	6,712	13,636
Net cash provided by operating activities from discontinued operations	—	1,061
Net cash provided by operating activities	6,712	14,697
Cash flows from investing activities:
Acquisition of fixed assets	(10,252)	(3,932)
Proceeds from sale of fixed assets	1,255	100
Proceeds from sale of assets held for sale	—	2,049
Proceeds from sale of the Brazil operations	87	200
Net cash used in investing activities from continuing operations	(8,910)	(1,583)
Net cash used in investing activities from discontinued operations	—	(334)
Net cash used in investing activities	(8,910)	(1,917)
Cash flows from financing activities:
Proceeds received from borrowings on notes payable	—	1,000
Payments on notes payable	(1,179)	(1,800)
Payments on notes payable and finance leases from related parties	(2,435)	(1,255)
Payments of debt issuance costs	(108)	—
Employee tax payments from restricted stock withholdings	(162)	(85)
Net cash used in financing activities from continuing operations	(3,884)	(2,140)
Net cash used in financing activities from discontinued operations	—	(113)
Net cash used in financing activities	(3,884)	(2,253)
Effect of exchange rate changes on cash	5	14
Net increase (decrease) in cash and cash equivalents	(6,077)	10,541
Cash and cash equivalents, beginning of year	11,451	910
Cash and cash equivalents, end of year	$5,374	$11,451

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

The Company previously provided electrical switch-gear, generator and instrumentation construction, installation and service to the marine, power generation, oil and gas, and broad industrial market segments in Brazil. The Company sold its operations in Brazil (the "Brazil Operations") on October 31, 2022 and has presented the Brazil Operations as discontinued operations in accordance with generally accepted accounting principles within the United States ("U.S. GAAP"). See also Note 12 for a further discussion of our discontinued operations.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements ("Consolidated Financial Statements") include our accounts and those of our subsidiaries and, have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany accounts and transactions have been eliminated in consolidation. The sale of the Brazil Operations on October 31, 2022 met the criteria for discontinued operations presentation. Accordingly, the results of Brazil's operations and cash flows of the for the year ended  December 31, 2022, have been classified as discontinued operations on our Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively. There were no assets or liabilities related to the Brazil Operations at  December 31, 2022, or December 31, 2023. Unless otherwise noted, the amounts presented throughout the notes to our Consolidated Financial Statements relate to our continuing operations. See Note 12 for further discussion of the Company's discontinued operations.

Summary of Significant Accounting Policies

(a) Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the fair value of natural gas derivatives, the carrying amount of contingencies, valuation allowances for receivables, deferred income tax assets, valuations assigned to assets and liabilities in business combinations, and impairments of long-lived assets. Actual results could differ from those estimates, and these differences could be material to the consolidated financial statements.

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

(c) Accounts Receivable

Accounts receivable are recognized when products are sold. The Company extends credit to many of its customers in the ordinary course of business. Generally, these sales are unsecured. Accounts receivable are stated at the amount the Company expects to collect (cost, net of any allowance for doubtful accounts (allowances for credit losses)). The Company maintains allowances for credit losses for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer and current economic industry trends. Our allowance for doubtful accounts was immaterial at December 31, 2023 and was $0.2 million at December 31, 2022. For the years ended December 31, 2023 and 2022, the Company recorded bad debt expense of $0.0 million and $0.2 million, respectively.

(d) Inventories

LNG inventory consists of LNG produced that is either (1) in a storage container at our plants or (2) in a storage trailer that is in transit to a customer. Inventory quantities are measured at each reporting period and are valued at the lower of cost or net realizable value, determined on a first-in, first-out basis.

(e) Derivative Instruments

The Company had certain natural gas derivative instruments as of December 31, 2023 and 2022. The Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on its Consolidated Balance Sheet. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for and has been designated as a hedge as well as the type of hedge. The Company has not designated its derivatives as hedges under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within the Consolidated Statements of Operations. The Company did not enter into any derivative transactions for speculative purposes. See Note 4 for further discussion of the Company's derivatives.

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

Property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flows basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flows models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairments of the Company’s long-lived assets in the years ended December 31, 2023 and 2022.

(g) Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. All of our goodwill was recognized from business acquisitions during the third quarter of 2019 and is not amortized. We test goodwill for impairment annually or more frequently if a triggering event occurs. A triggering event occurs when there are changes in circumstances or events that indicate the assets carrying value may not be recoverable. No impairments of goodwill were identified for the year ended December 31, 2023.  During the year ended   December 31, 2022, $0.1 million of goodwill was included in the impairment of the Brazil Operations and is included within loss from discontinued operations (see Note 12). The Company tested its remaining goodwill for impairment during the years ended December 31, 2023 and 2022, based upon a qualitative assessment, it determined a quantitative assessment was not required and no additional impairments of goodwill were identified.

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

(i) Revenue Recognition

The Company recognizes revenue from our contracts in accordance with Accounting Standards Update (“ASU”) 2014- 09, Topic 606 “Revenue from Contracts with Customers” (“Topic 606”). Topic 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues from contracts with customers are disaggregated into (1) LNG product (2) rental, (3) service, and (4) other.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Revenue associated with the sale of LNG is recognized at the point in time when the customer obtains control of the asset. In evaluating when a customer has control of the asset, the Company primarily considers whether the transfer of legal title and physical delivery has occurred, whether the customer has significant risks and rewards of ownership, and whether the customer accepted delivery and a right of payment exists. Revenues from the providing of services, transportation and equipment to customers is recognized as the service is performed. Revenue is measured as consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. Amounts are billed upon completion of service or transfer of a product and are generally due within 30 days. See also Note 2 for a further discussion of our accounting policy for revenue recognition.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. As of December 31, 2023 and 2022, the Company had no uncertain tax positions that required recognition. See Note 13 for a further discussion of our accounting policy related to income taxes.

The Company files income tax returns in the United States of America with the federal government and various state taxing authorities, in Mexico, Canada and formerly in Brazil. With few exceptions, the Company is subject to examination by the applicable taxing authorities for years after 2019.

(k) Earnings Per Share (“EPS”)

Basic earnings per share, or EPS, is computed by dividing net income (loss) available to stockholders by the weighted average shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue shares, such as stock options and warrants were exercised. The Company included dilutive securities within its computation of earnings per share for the year ended December 31, 2023. The Company did not include dilutive securities within its computation of earnings per share for the year ended December 31, 2022 as inclusion would be antidilutive.  See Note 17 for further discussion of the earnings per share calculation.

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

The carrying value of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued liabilities approximate their respective fair values due to their relative short maturities. The Company estimated the fair value of its fixed and variable rate debt approximates the $8.9 million carrying value (see Note 9) at December 31, 2023. The Company’s estimate of fair value is subjective in nature and is dependent on a number of important assumptions, including discount rates. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the Company’s estimate of its incremental borrowing rate at December 31, 2023 (within Level 2 of the fair value hierarchy). Different market assumptions and estimation methodologies could result in different estimations of fair value.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments,” which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For receivables, and other short-term financial instruments, companies will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination. ASU No. 2016-13 was effective for the Company in the first quarter 2023. Adoption of this standard had no material impact to the Company's Consolidated Financial Statements.

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

Other revenues

Other revenues are items that, due to their nature, are disaggregated from the categories mentioned above such as expenses incurred by the Company on behalf of the customer that we contractually rebill to our customers on a cost-plus basis.

Disaggregated revenues

The table below presents revenue disaggregated by source, for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Revenues:
LNG Product	$58,517	$83,095
Rental	6,210	13,102
Service	6,886	1,943
Other	1,501	683
Total revenues	$73,114	$98,823

The table below presents revenue disaggregated by geographic location, for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Revenues:
United States	$65,487	$82,310
Mexico	7,627	16,513
Total revenues	$73,114	$98,823

Variable and other Revenue Components

Certain of our contracts may include rental or services that may vary upon the customer demands at stated rates within the contract and are satisfied as the work is authorized by the customer and performed by the Company.  LNG product sales agreements may include both fixed and variable fees per gallon of LNG, but is representative of the stand-alone selling price for LNG at the time the contract is negotiated.  We have concluded that the variable LNG fees meet the exception for allocating variable consideration to specific parts of the contract.  As such, the variable consideration for these contracts is allocated to each distinct gallon of LNG and recognized when that distinct gallon of LNG is delivered to the customer.

Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use and value-added taxes, are excluded from revenue.

3. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISKS

Significant Customers

A material part of the Company’s business is dependent on a few customers, the loss of which could have a material adverse effect on the Company. The tables below present customers representing greater than 10% of total revenues and/or outstanding accounts receivable as of and for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
Revenue	2023	%	2022	%
Customer 1	$13,514	18.5%	$17,288	17.5%
Customer 2	4,552	6.2%	10,765	10.9%
	$18,066	24.7%	$28,053	28.4%

	At December 31,
Accounts Receivable	2023	%	2022	%
Customer 1	$1,120	14.4%	$968	5.9%
Customer 2	—	—%	5,855	35.9%
Customer 3	756	9.8%	—	—%
Customer 4	589	7.6%	1,048	13.5%
Customer 5	—	—%	1,953	12.0%
	$2,465	31.8%	$9,824	60.2%

No other customer represented more than 10% of the Company’s total revenue for the years ended December 31, 2023 and 2022.

4. DERIVATIVE INSTRUMENTS

Natural gas derivatives

As of December 31, 2023 and 2022 the Company held a series of call options (the "Call Options”) for the purchase of natural gas related to customer commitments. The Call Options are for a total of 0.3 million MMBtu (million British thermal units) of natural gas at December 31, 2023, and extend into the second quarter of 2024. The Company purchased the Call Options to manage the risk of increasing natural gas prices above what it can charge its customers. The Company may also enter into other derivative transactions when beneficial. The Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on its Condensed Consolidated Balance Sheet. The fair value of the Call Options are predominantly determined from broker quotes and are considered a level 2 fair value measurement. The following table presents the location and fair value of the Call Options at December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
Location on Consolidated Balance Sheet	2023	2022 (2)
Prepaid expenses and other current assets (1), (2)	$—	$347
Right-of-use assets and other noncurrent assets (1), (2)	—	225
	$—	$572

(1)	Amounts are presented on a gross basis.
(2)	The classification between current and noncurrent assets is based upon when the Call Options mature.

The Company has not designated the Call Options as a hedge under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within change in unrealized loss or gain on natural gas derivatives within the Company's Condensed Consolidated Statements of Operations. The table below presents the changes in the fair value of the Call Options for the years ended December 31, 2023 and 2022 as well as the net realized gains and losses for all of its derivatives for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
Changes in fair value of derivatives	2023	2022
Fair value of natural gas derivatives, beginning of period	$572	$—
Purchases of natural gas derivatives	—	2,241
Realized gains (losses), net	(1,113)	(791)
Change in unrealized gain (loss) on natural gas derivatives (1)	541	(878)
Fair value of natural gas derivatives, end of year	$—	$572

	For the Year Ended December 31,
Realized gain (loss) from derivative instruments	2023	2022
Realized gains (losses), net	$(1,113)	$(791)
Derivative settlement payments received	—	1,235
Derivative settlement payments made	—	(31)
Total realized gain (loss) from natural gas derivatives, net (2)	$(1,113)	$413

(1)	Amounts are presented as their own separate line item within the Company's Consolidated Statements of Operations.
(2)	Amounts are included within cost of revenues on the Company's Consolidated Statements of Operations.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid insurance	$1,012	$990
Prepaid supplier expenses	132	286
Other receivables	159	254
Natural gas derivatives at fair value, current	—	347
Deposits	237	236
Other	137	73
Total prepaid expenses and other current assets	$1,677	$2,186

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment

The Company’s property, plant and equipment, net consisted of the following (in thousands):

	Estimated
	Useful Life	December 31,
	(years)	2023	2022

Liquefaction plants and systems	10 - 15	$48,523	$47,636
Real property and buildings	3 - 25	2,066	2,057
Vehicles and tanker trailers and equipment	2 - 10	49,689	52,647
Computer and office equipment	2 - 7	458	470
Construction in progress	—	9,879	527
Leasehold improvements	—	31	31
		110,646	103,368
Less: accumulated depreciation		(61,167)	(55,699)
		$49,479	$47,669

Depreciation expense for the years ended  December 31, 2023 and 2022 totaled $7.9 million and $8.7 million respectively, of which all is included in the Consolidated Statements of Operations as its own line item.

In October 2023, the Company’s insurance carriers settled with the Company with respect to certain assets that were damaged in a fire in June of 2023. The damages did not adversely impact the Company’s operations and were covered under the Company’s insurance policies less the policy deductible. The insurance proceeds received totaled $1.4 million including the reimbursement of site remediation and clean up expenses incurred by the Company.  At December 31, 2023, the assets are written off and the corresponding gain of $1.0 million is included in gain from disposal of fixed assets within the Company’s Consolidated Statements of Operations, and the proceeds received are reported as investing activities within the Company's Consolidated Statements of Cash Flows for the year ended December 31, 2023.

Construction in progress of $9.9 million at  December 31, 2023 primarily relates to the purchase of additional liquefaction assets.

7. INVESTMENTS IN FOREIGN JOINT VENTURES

BOMAY

We hold a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), who owns 51%. The remaining 9% is owned by AA Energies, Inc. The Company made no sales to its joint venture during 2023 and 2022.

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

The tables below present a summary of BOMAY's assets and liabilities and its operational results as of and for the years ended December 31, 2023 and 2022 in U.S. dollars (in thousands):

	Year Ended December 31,
	2023	2022
Revenues	$102,981	$89,634
Gross profit	12,544	14,306
Earnings	4,418	4,380

	December 31,
	2023	2022
Assets:
Total current assets	$135,217	$88,536
Total non-current assets	3,003	3,016
Total assets	$138,220	$91,552
Liabilities and equity:
Total liabilities	$104,760	$58,482
Total joint ventures’ equity	33,460	33,070
Total liabilities and equity	$138,220	$91,552

The following is a summary of activity in our investment in BOMAY for the years ended December 31, 2023 and 2022 in U.S. dollars (in thousands):

	December 31,
Investments in BOMAY(1)(2)	2023	2022
Fair value at merger	$9,333	$9,333
Undistributed earnings:
Balance at beginning of year	2,295	1,965
Equity in earnings	1,897	1,880
Dividend distributions	(1,225)	(1,550)
Balance at end of year	2,967	2,295
Foreign currency translation:
Balance at beginning of year	(22)	1,027
Change during the year	(269)	(1,049)
Balance at end of year	(291)	(22)
Total investment in BOMAY at end of year	$12,009	$11,606

(1)

Accumulated statutory reserves in equity method investments of $2.66 million at December 31, 2023 and 2022 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

(2)

The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference is being accreted over eight years (the expected life of the joint venture) and summarized in the following table at December 31, 2023 and 2022 (amounts in thousands):

	December 31,
	2023	2022
Original basis difference	$1,165	$1,165
Less accumulated accretion	(573)	(443)
Net remaining basis difference, net at end of period	$592	$722

The Company's accretion during both years ended December 31, 2023 and 2022 totaled approximately $129 thousand, and is included in income from equity investments in foreign joint ventures in the accompanying Consolidated Statements of Operations.

In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. There were no impairments recognized in the years ended December 31, 2023 and 2022.

Energía Superior

In December of 2023, Energia Superior was dissolved. Energia Superior was originally formed by the Company in August of 2019, as a 50% joint venture with CryoMex, to pursue investments in distributed natural gas production and distribution assets in Mexico. As of December 2023, the Company had not made any material investments in Energía Superior.

8. ACCRUED LIABILITIES

The Company’s accrued liabilities as of  December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Compensation and benefits	$3,276	$3,111
Professional fees	511	454
LNG fuel and transportation	3,632	6,549
Accrued interest	46	33
Customer deposits and prepayments (1)	397	8,456
Other taxes payable	354	701
Other accrued liabilities	139	338
Total accrued liabilities	$8,355	$19,642

(1)	2022 includes a $4.6 million customer deposit to be credited back to the customer at conclusion of the contract and $2.0 million for assets held for sale.

9. DEBT

The Company’s carrying value of debt, net of debt issuance costs, at December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Secured term note and credit facility, net of debt issuance costs	$8,604	$8,650
Secured promissory note - related party	—	2,435
Insurance and other notes payable	825	848
Total	9,429	11,933
Less: amounts due within one year	(1,682)	(3,283)
Total long-term debt, net of debt issuance costs	$7,747	$8,650

Revolving Credit Facility

On June 9, 2023, the Company, along with its subsidiaries, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and Stabilis LNG Port Allen, LLC (collectively, the “Borrowers”) entered into a three-year loan agreement (the “Revolving Credit Facility”) with Cadence Bank. The Revolving Credit Facility provides for a maximum aggregate amount of $10.0 million, subject to a borrowing base of 80% of eligible accounts receivable. The Company may request an increase in the maximum aggregate amount under the Revolving Credit Facility by up to $5.0 million, subject to the approval of Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Company’s accounts receivable and deposit accounts. Borrowings under the Revolving Credit Facility incur interest at the Prime Rate published by the Wall Street Journal. Any unused portion is subject to a quarterly unused commitment fee of 0.5% per annum. As of  December 31, 2023, no amounts have been drawn under the Revolving Credit Facility. The Revolving Credit Facility matures on June 9, 2026. Debt issuance cost of $0.1 million were incurred and are reflected as debt issuance costs paid on the Consolidated Statements of Cashflows. Amortization of debt issuance costs is in interest expense on the Consolidated Statements of Operations.

The Revolving Credit Facility contains various restrictions and covenants. Among other requirements, the Borrowers must maintain a consolidated net worth of at least $50 million as of December 31, 2023, increasing by 50% of the Borrowers’ net income as of the end of each year ended December 31, and must maintain a minimum Fixed Charge Coverage Ratio of 1.2 to 1.0 on a consolidated basis, as defined in the Revolving Credit Facility, as of the last day of each fiscal quarter, on a trailing twelve (12) months basis. The Revolving Credit Facility also contains customary events of default. If an event of default under the Revolving Credit Facility occurs and is continuing, then Cadence Bank may declare any outstanding obligations under the Loan Agreement to be immediately due and payable. In addition, if any of the Borrowers become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Loan Agreement will automatically become immediately due and payable. As of December 31, 2023, the Company was in compliance with all its covenants related to the Revolving Credit Facility.

Secured Term Note

On April 8, 2021, the Company entered into a loan agreement (the “Loan Agreement”) with AmeriState Bank (“Lender”), as lender, pursuant to the United States Department of Agriculture, Business & Industry Loan Program, to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “AmeriState Loan”). As of December 31, 2023 and 2022, the amount drawn and outstanding totaled $9.0 million. The AmeriState Loan, which is in the form of a term loan facility, matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter. The AmeriState Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the AmeriState Loan. Upon an Event of Default (as defined in the Loan Agreement), the Lender may (i) terminate its commitment, (ii) declare the outstanding principal amount of the Advancing Notes (as defined in the Loan Agreement) due and payable, or (iii) exercise all rights and remedies available to Lender under the Loan Agreement.

On April 8, 2021, Mile High LNG LLC, Stabilis GDS, Inc., Stabilis LNG Eagle Ford LLC and Stabilis Energy Services, LLC, each a wholly owned subsidiary of the Company (collectively, “Debtor”), entered into a Security Agreement and Assignment (the “Security Agreement”) in favor of the Lender. The Security Agreement grants to Lender a first priority security interest in the collateral identified therein, which includes specific equipment owned by the Company.  The Loan Agreement requires the Company to meet certain financial covenants which include a debt-to-net-worth ratio of not more than 9.1 to 1.0 and a debt service coverage ratio of not less than 1.2 to 1.0. At December 31, 2023, the Company was in compliance with all of its debt covenants. Monthly payments of interest only extend through April 2024.  Monthly payments based upon a seven-year amortization begin May 2024 in the amount of $0.1 million of principal per month plus accrued interest.

Secured Promissory Note - Related Party

On August 16, 2019, the Company issued a Secured Promissory Note to MG Finance Co., Ltd., a related party, in the principal amount of $5.0 million, at an interest rate per annum of 6.0% until December 10, 2020, and 12.0% thereafter, maturing in December 2022. The debt was secured by certain equipment of the Company. On September 20, 2021, the Company amended its secured promissory note with MG Finance Co., Ltd, to defer scheduled debt and interest payments from September through December 2021 for a period of one year, with such payments to be included with the scheduled payments from September through December 2022. The Company again amended its secured promissory note with MG Finance Co., Ltd, on March 9, 2022 to defer scheduled debt and interest payments beginning April 2022 and lower the interest rate from 12.0% to 6.0%. Repayments under the amendment resumed in October 2022 and were in equal monthly installments through December 2023. The loan was paid in full as of  December 31, 2023.

Insurance Notes Payable

The Company finances its annual commercial insurance premiums for its business and operations. For the 2023-2024 policies, the amount financed was $1.1 million. The outstanding principal balance on the premium finance note was $0.8 million at December 31, 2023. The renewal occurs each  September and covers a period of up to one year. The Company makes equal monthly payments of principal and interest over the term of the note. The interest rate for the insurance financing on the 2023-2024 policy is 7.95%. At December 31, 2022, the outstanding balance was $0.8 million, related to the 2022-2023 policy with an interest rate of 6.31%.

Debt Maturities and Interest Expense

We had total indebtedness, net of debt issuance costs, on our Consolidated Balance Sheet of $9.0 million as of December 31, 2023. Expected maturities, excluding debt issuance costs of $0.3 million at December 31, 2023 are as follows (in thousands).

Year Ended December 31,
2024	$857
2025	1,285
2026	1,285
2027	1,285
2028	1,285
Thereafter	3,001
Total long-term debt, including current maturities	$8,998

During the years ended December 31, 2023 and 2022, the Company recorded interest expense related to the above indebtedness and related to leases (see Note 10 below) as follows (in thousands):

	December 31,
	2023	2022
Secured term note	$345	$551
Secured credit facility	49	—
Secured promissory note - related party	78	179
Insurance and other notes payable	32	31
Interest from leases	5	9
Total interest expense	$509	$770

During the years ended December 31, 2023 and 2022, the Company capitalized interest of $0.3 million and $0.0 million respectively.

10. LEASES

Our leases primarily consist of operating leases for certain facilities and office spaces, and financing leases for equipment. Our leases have remaining terms of 1 to 2 years and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease assets also include any upfront lease payments made and exclude lease incentives and initial direct cost incurred. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The following table summarizes our operating and finance lease assets and liabilities as of December 31, 2023 and 2022 (in thousands):

		December 31,
	Balance sheet line item classification	2023	2022
Assets
Operating lease assets	Right-of-use assets and other noncurrent assets	$—	$—
Finance lease assets	Property and equipment, net of accumulated depreciation	43	64
Total lease assets		$43	$64
Liabilities
Current
Operating	Current portion of operating lease obligations	$120	$114
Finance	Current portion of finance lease obligation	44	19
Noncurrent
Operating	Long-term portion of operating lease obligation	21	141
Finance	Long-term portion of finance lease obligations	—	42
Total lease liabilities		$185	$316

The following table summarizes the components of lease expense for the year ended December 31, 2023 and 2022 (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2023	2022
Operating lease cost	Cost of sales	$—	$142
Operating lease cost	Selling, general and administrative expenses	188	215
Finance lease cost:
Amortization of leased assets	Depreciation expense	21	21
Interest on lease liabilities	Interest expense	5	9
Net lease cost		$214	$387

Other

The Company leases certain buildings and facilities, including office space in Houston, Texas and Monterrey, Mexico.   The Company also leases marine bunkering and staging sites in Galveston, Texas and has various sites for commercial trailers in Herber, California; Hudson, Colorado; along with certain equipment on a short term basis. Leases which are less than twelve months and have no cancellation penalties are not recorded on the Consolidated Balance Sheets.

Office rent expense totaled approximately $188 thousand and $216 thousand for the years ended December 31, 2023 and 2022, respectively.

The following schedule presents the future minimum lease payments for our operating and finance lease obligations at December 31, 2023 (in thousands):

	Operating Leases	Finance Leases	Total
2024	125	44	$169
2025	21	—	21
Total lease payments	146	44	190
Less: Interest	(5)	—	(5)
Present value of lease liabilities	$141	$44	$185

Lease term and discount rates for our operating and finance lease obligations are as follows:

	December 31,
Lease Term and Discount Rate	2023	2022
Weighted-average remaining lease term (years)
Operating leases	1.2	2.2
Finance leases	0.1	1.1
Weighted-average discount rate
Operating leases	5.8%	5.8%
Finance leases	10.7%	10.7%

The following table summarizes the supplemental cash flow information related to leases as of December 31, 2023 and 2022(in thousands):

Other information	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$181	$274
Financing cash flows from finance leases	20	19
Interest paid	$5	$9

11. RELATED PARTY TRANSACTIONS

Secured Promissory Note - Related Party

J. Casey Crenshaw (our Chairman of the Board) is the beneficial owner of 50% of The Modern Group and is deemed to jointly control The Modern Group with family members. Through December 31, 2023 the Company had a secured promissory note payable with MG Finance Co., Ltd, a subsidiary of The Modern Group. The loan was paid in full as of  December 31, 2023. See additional discussion in Note 9.

Other Purchases and Sales

The Company purchases supplies and services from subsidiaries of The Modern Group. During the year ended  December 31, 2023 and 2022 the Company made purchases of supplies, services and rent totaling $0.4 million and $0.3 million, respectively. During the year ended  December 31, 2023 and 2022 the Company had no sales to The Modern Group and as of December 31, 2023 and 2022, the Company had no account receivables due.  Accounts payable due to the Modern Group as of   December 31, 2023 and 2022 were immaterial.

Chart E&C beneficially owns 7.9% of our outstanding common stock at December 31, 2023. The Company made purchases from Chart E&C for the years ended December 31, 2023 and 2022 of $0.7 million and $1.1 million, respectively.  For the year ended December 31, 2023 the Company had an immaterial amount due to Chart E&C and $0.5 million due to Chart E&C at  December 31, 2022 included in accounts payable on the Consolidated Balance Sheets.

12. DISCONTINUED OPERATIONS

On October 31, 2022, the Company sold its Brazil Operations. The Company's sale of the Brazil Operations meets the criteria for discontinued operations presentation within the Consolidated Financial Statements at December 31, 2022, as the decision to exit the operations represented a strategic shift of the future operations and with separately reported financial information available, as the Brazil Operations represent substantially all of the revenue and expenses of the Company's previously reported Power Delivery segment.

Accordingly, such assets and liabilities at December 31, 2022, results of operations for the year ended December 31, 2022 and cash flows for the year ended December 31, 2022 have been classified as discontinued operations on our Consolidated Balance Sheet, Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively. The classification of these assets, liabilities, results of operations and cash flows as discontinued operations requires retrospective application to financial information for all periods prior to the sale. There were no assets or liabilities associated with discontinued operations at  December 31, 2023 and 2022.

The following table summarizes the components of income (loss) from discontinued operations (in thousands):

	Year Ended December 31,
	2023	2022
Revenue	$—	$9,942
Costs and expenses	—	9,630
Impairment	—	1,447
Cumulative foreign exchange loss	—	626
Other income and interest expense, net	—	(84)
Income (loss) from discontinued operations before income taxes	—	(1,845)
Income tax expense	—	149
Loss from discontinued operations, net of income taxes	$—	$(1,994)

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

13. INCOME TAXES

The components for income tax expense included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023	December 31, 2022
Current state income tax expense	$118	$(108)
Current foreign income tax expense	126	373
Deferred federal income tax expense	—	—
Income tax expense from continuing operations	$244	$265

Income tax expense from discontinued operations	$—	$149

A reconciliation of income taxes computed using the 21% U.S. federal statutory rate to the amount reflected in the accompanying consolidated statement of operations within net loss from continuing operations for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	December 31, 2023	December 31, 2022
Income tax benefit using U.S. federal statutory rate	$77	$(633)
State income tax expense	26	(85)
Foreign income tax expense	123	155
Foreign tax rate difference	263	377
Non-deductible expenses	65	447
Change in valuation allowance	(367)	1,677
Capital loss carryforward	—	(1,719)
Other	57	46
Total income tax expense from continuing operations	$244	$265

The effects of temporary differences and carryforwards that give rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2023	December 31, 2022
Federal net operating loss carryforward	$11,737	$12,027
Accrued interest to related parties, not deductible until paid	—	—
Stock compensation	684	511
Accrued compensation	86	56
Basis of intangible assets	147	191
Capital loss carryforward	1,719	1,719
Other	—	28
Valuation allowance	(9,407)	(9,774)
Total deferred tax assets	4,966	4,758

Basis of property, plant and equipment	3,636	4,139
Prepaid expenses	212	225
Basis in foreign entity	1,118	394
Other	—	—
Total deferred tax liabilities	4,966	4,758
Net deferred tax liabilities	$—	$—

At December 31, 2023, the Company has net operating loss carry forwards of approximately $58.0 million which may be used to offset future taxable income. The net operating loss carryforwards include $42.8 million of losses arising prior to December 31, 2017 that expire in 2028 through 2037. Those arising in tax years after 2017 can be carried forward indefinitely. Also, for losses arising in taxable years beginning after December 31, 2017 the operating loss deduction is limited to 80% of taxable income (determined without regard to the deduction). Since the Company has not yet generated significant taxable income, a valuation allowance has been established to fully reserve the Company's net deferred tax assets at December 31, 2023. A change in ownership eliminated substantially all net operating loss carryforwards of an acquired subsidiary at July 26, 2019.

The Company recognizes the tax benefit or obligation from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based not only on the technical merits of the tax position based on tax law, but also past administrative practices and precedents of the taxing authority. The tax benefits or obligations are recognized in our financial statements if there is a greater than 50% likelihood of the tax benefit or obligation being realized upon ultimate resolution. As of the years ended December 31, 2023 and 2022, the Company had no uncertain tax positions that required recognition.

As of December 31, 2023, the Company's tax returns for years 2020 to 2022 remain subject to examination for both federal and state filings.

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

Other

Future capital expenditures will be dependent upon accretive investment opportunities as well as the availability of additional capital at favorable terms which is difficult to predict. At December 31, 2023, we had open purchase orders with approximately $2.3 million remaining related to future commitments for capital expenditures.

15. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stock-Based Compensation

The Company includes stock compensation expense within general and administrative expenses in the Consolidated Statements of Operations. The Company recognized total stock-based compensation costs, net of forfeitures of $2.1 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively. Stock-based compensation expense is related to equity awards to executives and other employees, awarded from the Company's Amended and Restated long-term incentive plan.

Issuance of Stock-based Awards

The Company has a long-term incentive plan, originally approved by the Board of Directors in 2019. In July 2021 and in August 2023, the plan was amended (the “Amended and Restated Plan”) to increase the maximum number of shares of common stock available for issuance from its original 1,675,000 shares to 4,000,000 (in July 2021) and to 5,500,000 (in August 2023). The plan provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, substitute awards, other stock-based awards, cash awards and/or any combination of the foregoing which may be granted to employees, officers and directors of the Company and affiliates or to any other person who performs services to the Company and affiliates, including independent contractors and consultants of the Company and its subsidiaries.

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

(a) Stock Appreciation Rights

On June 26, 2023, the Company granted 685,437 stock appreciation rights (“SARs”) under the Amended and Restated Plan, with a $10.00 strike price. The SARs 100% vest when the closing price of the Company's common stock averages $10.00 over 10 (ten) consecutive trading days, prior to January 1, 2025. The SARs expire December 31, 2026. Once vested, the SARs may be exercised, in whole or in part, prior to their expiration.  The SARs may be paid in cash or shares, as elected by the Company, representing the then closing price of the Company's common stock in excess of the strike price. The SARs are valued using a Monte Carlo simulation model and expensed on a straight line basis over the vesting period. In 2023, the Company expensed stock based compensation of $11 thousand.

A summary of the Company's SARs activity during the fiscal year 2023 is presented in the following table:

Stock Appreciation Rights	Number of SARs	Weighted Average Exercise Price per Share	Weighted Average Grant Date Value per SARs	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2022	—	$—	$—	—
Granted	685,437	10.00	0.10	9.5
Vested	—	—	—	—
Outstanding at December 31, 2023	685,437	—	—	—
SARs vested and exercisable at December 31, 2023	—	—	—	—

(b) Restricted Stock Units

On February 18, 2022, the Company granted 40,764 restricted stock units ("RSUs") to executives under the Company's 2019 long term incentive plan. The fair value of the RSUs on the date of grant was $0.2 million based on the previous day closing price of our common stock on the grant date and are expensed over a three-year vesting period.

A summary of the Company's RSUs activity during the fiscal years 2023 and 2022 are presented in the following table:

	# of Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value per Share
Unvested at 12/31/2021	427,019	1.76
Granted	40,764	4.11
Vested	(247,006)	4.30
Forfeited	(9,838)	1.75
Unvested at 12/31/2022	210,939	4.43
Granted	—	—
Vested	(183,762)	5.35
Forfeited	—	—
Unvested at 12/31/2023	27,177	4.11

During the years ended  December 31, 2023 and 2022 , the Company expensed stock based compensation related to restricted stock units of $0.6 million and $1.0 million, respectively.

(c) Stock Options

On February 18, 2022, the Company granted executives 774,505 stock options under the 2019 plan to purchase an equal number of shares of the Company’s common stock, with a strike price equal to $6.00 per share. The stock options will vest equally over a three-year vesting period. The Company estimated the value of the options using a valuation model. The full aggregate fair value determined was $1.5 million using observable inputs from trading values of the Company's shares of stock. The stock options are expensed over the vesting period. The Company recognized stock-based compensation for the years ended  December 31, 2022 and  December 31, 2023, which is included in general and administrative expenses in the Consolidated Statements of Operations. Assumptions used in determining the valuation of the options included the following:

•	A strike price of $6.00 with 3 year vesting terms and the closing price of the common stock of $4.11.

•	The risk free rate assumed the average return of a U.S. Treasury bill of 3 years (the vesting period), which was approximately 0.7% at June 26, 2023.

•	$0 dividends, as we have not historically paid dividends.

•	A term of 6.5 years, which was determined as the midpoint between the vesting period of 3 years with an anticipated expiration date of 10 years.

•	Volatility of approximately 44%.

During the years ended  December 31, 2023 and 2022 , the Company expensed stock based compensation for all restricted stock units of $49 thousand and $56 thousand, respectively.

A summary of the Company's stock option awards activity during the fiscal years 2023 and 2022 are presented in the following table:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Value per Option	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2021	1,300,000	$10.00	$2.21	8.7
Granted	774,505	6.00	1.95	8.1
Outstanding at December 31, 2022	2,074,505	8.51	2.11	7.9
Granted	—	—	—	—
Outstanding at December 31, 2023	2,074,505	8.51	2.11	7.9
Options vested and exercisable at December 31, 2023	1,129,168	$9.09	$2.15	7.8

During the years ended  December 31, 2023 and 2022 , the Company expensed stock based compensation related to stock options of $1.5 million and $1.4 million, respectively.

 Unrecognized Stock-Based Compensation

As of December 31, 2023, the Company had $1.3 million, of unrecognized compensation costs.  Unrecognized compensation costs related to outstanding SARs of 685,437 is $0.1 million at December 31, 2023, expected to be recognized over a weighted average period of less than three years.  Unrecognized compensation costs related to outstanding RSUs of 27,177 is $0.1 million at December 31, 2023, expected to be recognized over a weighted average period of less than two years.  Stock options of 945,337 consist of unrecognized compensation costs of $1.1 million and is expected to be recognized over a weighted average period of less than one year. SARs, RSUs and stock options are expected to vest.

Common Stock

The Company is authorized to issue up to 37,500,000 shares of Common Stock, $0.001 par value per share. The following table summarizes issuances of shares of our common stock for the years ended December 31, 2023 and 2022 (amounts in thousands):

		Year Ended December 31,
Issuance	Additional disclosure	2023	2022
Vesting of employee stock awards (1)	Stock-Based Compensation discussion above	153,324	728,799

(1)	Amounts are net of shares withheld to cover employee tax payments. Amounts vested are for various employees.

Preferred Stock

Our Board of Directors has the authority, without stockholder approval, to issue up to 1,000,000 shares of Preferred Stock, $0.001 par value. The authorized Preferred Stock may be issued by the Board of Directors in one or more series and with the rights, privileges and limitations of the Preferred Stock determined by the Board of Directors. The rights, preferences, powers and limitations of different series of Preferred Stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions, and other matters. As of December 31, 2023, we have no Preferred Stock issued or outstanding.

Employee 401(k) Plan

The Company has established a savings plan ("Savings Plan") which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 90% of their base pay, subject to Internal Revenue Code limitations. The Company contributes to the Savings Plans, subject to limitations. For the years ended December 31, 2023 and 2022, the Company contributed $274 thousand and $279 thousand, respectively, in matching contributions to the Savings Plan.

16. SUPPLEMENTAL CASH FLOW INFORMATION

The Company's supplemental disclosure of cash flow information for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Supplemental disclosure of cash flow information:
Interest paid	$667	$748
Income taxes paid, net	153	198
Non-cash investing and financing activities:
Equipment acquired from issuance of note payable	—	359
Acquisitions of fixed assets included within accounts payable	240	466
Deferred interest expense reclassified to notes payable	—	88
Insurance premium financing	1,139	1,202

17. NET INCOME (LOSS) PER SHARE

The calculation of net income (loss) per common share for the year ended December 31, 2023 and 2022 are presented below. For both the years ended December 31, 2023 and 2022 securities that were excluded that would have had an anti-diluted effect consist of stock options of 2,074,505. For the year ended  December 31, 2023 SARs of 658,437 were excluded. No SARs were outstanding as of  December 31, 2022. For the year ended  December 31, 2023, dilutive securities consisted of RSUs of 27,177 or 12,324 (net of the treasury stock method). For the year ended  December 31, 2022, RSUs of 210,939 were excluded, which would have had an anti-diluted effect.

	Year Ended
	December 31,
	2023	2022
Weighted average shares:
Basic weighted average number of common shares outstanding	18,496,376	18,289,839
Dilutive securities	12,324	—
Total shares including dilutive securities	18,508,700	18,289,839

Net loss:
Net income (loss) from continuing operations	$125	$(1,192)
Loss from discontinued operations, net of income tax	—	(1,994)
Net income (loss) from continuing operations	$125	$(3,186)

Net income (loss) per common share:
Basic income (loss) per common share from continuing operations	$0.01	$(0.07)
Basic loss per common share from discontinued operations	—	(0.11)
Basic net income (loss) per common share	0.01	(0.17)

Diluted income (loss) per common share from continuing operations	$0.01	$(0.07)
Diluted loss per common share from discontinued operations	—	(0.11)
Diluted net income (loss) per common share	0.01	(0.17)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2023 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2023 based on these criteria. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

None of the Company's officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Stabilis Solutions, Inc.

The following table sets forth the names, ages (as of March 5, 2024) and titles of our current executive officers and directors.

Name	Age	Position
J. Casey Crenshaw	49	Chairman of the Board of Directors
Westervelt T. Ballard, Jr.	52	President, Chief Executive Officer and Director
Andrew L. Puhala	54	Chief Financial Officer
Benjamin J. Broussard	44	Director
Stacey B. Crenshaw	47	Director
Edward L. Kuntz	79	Director
Peter C. Mitchell	68	Director
Matthew W. Morris	52	Director

J. Casey Crenshaw

Chairman of the Board of Directors

J. Casey Crenshaw, age 49, was appointed Chairman of Stabilis on July 26, 2019. He served on the Board of Directors of American Electric Technologies, Inc. from 2012 to July 2019 and as the Executive Chairman of the Board of Directors of Stabilis Energy, LLC from November 2018 until July 2019. Mr. Crenshaw previously served as President of Stabilis Energy, LLC from its formation in February 2013 until November 2018. Mr. Crenshaw also serves as President and a member of the Board of Directors of The Modern Group, Ltd., a privately-owned diversified manufacturing, parts and distribution, rental/leasing and finance business headquartered in Beaumont, Texas. Mr. Crenshaw has held various executive positions with The Modern Group since 1997, including over 10 years as Chief Financial Officer. Mr. Crenshaw holds a B.A. in Finance from Texas A&M University. Mr. Crenshaw is the spouse of director Stacey B. Crenshaw.

Westervelt T. Ballard, Jr.

President, Chief Executive Officer and Director

Westervelt T. Ballard, Jr., age 52, was appointed President, Chief Executive Officer and a director on August 23, 2021. Mr. Ballard served as Executive Vice President, Chief Financial Officer and Treasurer of Superior Energy Services, Inc., a highly diversified provider of rental equipment, manufactured products, and engineered and specialized services to the global energy industry from 2018 to 2021. At Superior, Mr. Ballard served in a variety of progressive roles during his 13-year career, including as an Operations Executive Vice President from 2012 to 2018 with full responsibility over strategic and commercial direction, capital allocation, operations, safety, financial and administrative functions for a diversified portfolio of business lines operating in over 30 countries. Additionally, he served as Vice President of Corporate Development where he was responsible for sourcing, evaluating and executing acquisitions and strategic investments globally. Superior entered into Chapter 11 bankruptcy to consummate a prepackaged reorganization in December 2020 and emerged in February 2021. Mr. Ballard served in the United States Marine Corps, earning the rank of captain. He is a graduate of the University of Georgia and is a director of the Marine Corps-Law Enforcement Foundation.

Andrew L. Puhala

Chief Financial Officer

Andrew L. Puhala, age 54, has been Chief Financial Officer of Stabilis since November 2018. From August 2017 until November 2018, Mr. Puhala served as VP of Finance for The Modern Group, Ltd. From September 2015 to June 2017 he served as Chief Financial Officer of ERA Group Inc. (NYSE:ERA), a provider of helicopter transport services primarily to the energy industry. Mr. Puhala served as Chief Financial Officer of American Electric Technologies, Inc. from January 2013 to September 2015 and CFO of AccessESP from 2011- 2012. Mr. Puhala held a variety of senior financial roles at Baker Hughes, Inc. from 1996 - 2011 including VP finance - Middle East Region, Division Controller and Assistant Treasurer. Mr. Puhala is a Certified Public Accountant and received a B.B.A. in Accounting and an M.P.A. from the University of Texas at Austin.

Benjamin J. Broussard

Director

Benjamin J. Broussard, age 44, was appointed to the Board of Directors of Stabilis on July 26, 2019. Mr. Broussard has been the Chief Financial Officer for The Modern Group, Ltd. since March 2021. Since joining The Modern Group in 2013 until March 2021 he served as the Director of Finance. Mr. Broussard began his career as a commercial banker with Washington Mutual Bank in 2001. After leaving the bank in 2008, he worked at T-Mobile until 2011 and as a consultant to Microsoft’s Global Procurement Group from 2011 to 2013. Mr. Broussard holds a B.A. from the University of Notre Dame and J.D. from South Texas College of Law Houston.

Stacey B. Crenshaw

Director

Stacey B. Crenshaw, age 47, was appointed to the Board of Directors of Stabilis on February 4, 2020. She co-founded Stabilis Energy, LLC in 2013. Prior to her role with Stabilis she was a practicing attorney with Germer Gertz, LLP from 2002 to 2004. Mrs. Crenshaw is the owner of ClaraVaille, a designer and retailer of custom jewelry. Mrs. Crenshaw is also actively involved in her local community through leadership roles at the Neches River Festival and the Symphony League of Beaumont. From 2006 to 2011 she was the founder and director of CHAD’s Place, a non-profit that held conferences and provided support groups for the bereaved. Mrs. Crenshaw has also served on several boards including Family Services of Southeast Texas, All Saints Episcopal School, and the advisory board of the Art Museum of Southeast Texas. Mrs. Crenshaw received a Bachelor of Liberal Arts degree in Journalism from Texas A&M University and a Doctor of Jurisprudence degree from the University of Houston Law Center. Mrs. Crenshaw is the spouse of director J. Casey Crenshaw.

Edward L. Kuntz

Director

Edward L. Kuntz, age 79, was appointed to the Board of Directors of Stabilis on July 26, 2019. He served on the Board of Directors and as Chairman of the Audit Committee of American Electric Technologies, Inc. from September 2013 to July 2019. Mr. Kuntz currently serves as the Chairman of the Board of Directors of U.S Physical Therapy, Inc., a publicly held operator of physical therapy clinics and related businesses. He has been a director since 2014. Mr. Kuntz is the former Chairman and Chief Executive Officer of Kindred Healthcare, formerly a diversified provider of post-acute care services in the United States. From 1998 through May 2014 he served as Chairman of the Board of Directors of Kindred and as Chief Executive Officer from 1998 to 2004. From 2000 through 2016, Mr. Kuntz served as a director of Rotech Healthcare, Inc., one of the largest providers of home medical equipment and related products and services in the United States. Mr. Kuntz received B.A., J.D. and L.L.M. degrees from Temple University.

Peter C. Mitchell

Director

Peter C. Mitchell, age 68, was appointed to the Board of Directors of Stabilis on July 26, 2019. He was most recently Senior Vice President and Chief Financial Officer of Coeur Mining, Inc. a leading precious metals producer, which owns and operates mines throughout North America, including the Palmarejo complex in Mexico, one of the world’s largest silver mines. Peter joined Coeur as CFO in 2013, and was responsible for investor relations, financial planning and analysis, financial reporting, information technology, tax and compliance, in addition to serving as a key team member on acquisition and divestiture activities and leading all capital markets activity in multiple equity and debt financings. Previously, he held executive leadership positions in finance and operations with a variety of U.S. and Canadian companies both public and private equity sponsored, among them Taseko Mines Ltd., Vatterott Education Centers, Von Hoffmann Corporation and Crown Packaging Ltd. Mr. Mitchell is a former member of the Board of Directors and Audit Committee Chair for Northern Dynasty Minerals Ltd and is currently a member of the Board of Directors and Audit Committee Chair of Northcliff Resources Ltd., and Taseko Mines Limited.  He is also an independent director of Montage Gold Corporation, where he is also Chairman of the Board. He earned a B.A. in Economics from Western University, an MBA from the University of British Columbia, and is a Chartered Accountant (CPA-CA).

Matthew W. Morris

Director

Matthew W. Morris, age 52, was appointed to the Board of Directors of Stabilis on November 2, 2021. Mr. Morris has served as a director for Cornerstone Strategic Value Fund, Inc., and Cornerstone Total Return Fund, Inc. since November 2017, and is a member of the Audit Committee and Nominating and Corporate Governance Committee for both companies. Mr. Morris also serves as a director of Stewart Information Services Corporation where he previously served as CEO from 2011 to September 9, 2019. Prior to serving as CEO, he served in various executive management positions for Stewart Information Services Corporation, Stewart Title Company and Stewart Title Guaranty Company. He previously served as director for a strategic litigation consulting firm, offering trial, and settlement sciences, crisis management and communications strategy. In addition to his board service, Mr. Morris is the founder and CEO of Lutroco, LLC, a private investment and advisory firm engaging purpose driven entrepreneurs for growth and impact. He received a Bachelor of Business Administration in organizational behavior and business policy from Southern Methodist University, and a Master of Business Administration with a concentration in finance from The University of Texas.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on our review of the copies of such reports, we believe that all such reports required by Section 16(a) of the Exchange Act were in compliance with such filing requirements during the fiscal year ended December 31, 2023.

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

Named Executive Officers

We are currently considered a smaller reporting company within the meaning of the Securities Act, for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. Further, our reporting obligations extend only to our “named executive officers” ("NEO"), who are the individual who served as our principal executive officer during the last completed fiscal year, and the individual who served as our principal financial officer during the last completed fiscal year.

Our named executive officers are:

Name	Principal Position
Westervelt T. Ballard, Jr.	Chief Executive Officer, President
Andrew L. Puhala	Chief Financial Officer

Summary Compensation Table

The following table sets forth information concerning compensation of our named executive officers who served during the year ended December 31, 2023 (the "named executive officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All other compensation ($) (5)	Total ($)
Westervelt T. Ballard, Jr.,	2023	533,333	$—	$33,413	$—	740,974	$12,200	$1,319,920
Chief Executive Officer (6)	2022	500,000	—	95,734	863,030	750,000	12,200	2,220,964
Andrew Puhala,	2023	336,000	—	8,183	—	186,726	13,200	544,109
Chief Financial Officer	2022	315,000		19,148	172,606	189,000	12,200	707,954

(1)	No bonus was earned for the fiscal years 2023 and 2022.
(2)

The amount represents the full aggregate grant date fair value of stock appreciation right awards and restricted stock units granted during the fiscal years 2023 and 2022, respectively, computed in accordance with FASB ASC 718. Stock appreciation rights are valued using the Monte Carlo Method. Restricted stock units are valued at market price of the Company's common stock at the closing price at the date of grant. These amounts do not represent the actual value that may be realized by named executive officers.

(3)

The amount represents the full aggregate grant date fair value of stock options granted during the fiscal years 2023 and 2022, respectively, computed in accordance with ASC 718. See Note 15 of the Notes to Consolidated Financial Statements for further discussion of stock options granted to Mr. Ballard and Mr. Puhala.

(4)

Pursuant to his Annual Incentive Plan, Mr. Ballard earned the performance award of $740,974 for 2023 and the maximum performance award of $750,000 for 2022 performance, respectively. Mr. Puhala earned performance awards of $186,726 for 2023 and $189,000 for 2022 performance, respectively.

(5)	Consist of employer contributed 401K contributions.

During the year ended December 31, 2023, the Company granted Mr. Ballard 334,133 SARs and granted Mr. Puhala 81,826 SARs, respectively.  During the year ended December 31, 2022, the Company granted Mr. Ballard 23,293 RSUs and Mr. Puhala 4,659 RSUs, respectively. Additionally, during the year ended December 31, 2022, the Company granted Mr. Ballard 442,574 stock options and Mr. Puhala 88,515 stock options, respectively.

Outstanding Equity Awards

The following table below provides information regarding outstanding restricted stock unit, stock option and stock appreciation rights awards held by the named executive officers as of December 31, 2023:

	Option Awards					Stock Awards
Name	Number of shares or units of stock Underlying Unexercised Options (#) Exercisable	Number of shares or units of stock Underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: Number of securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares or units of stock that have not vested (#)	Market value of unearned shares or units of stock that have not vested ($) (1)
Westervelt T. Ballard, Jr.	871,000	429,000	$—	$10.00	8/23/2031	—	$—
Westervelt T. Ballard, Jr.	147,524	295,050	—	6.00	2/18/2032	15,529	63,824
Westervelt T. Ballard, Jr.	—	—	—	10.00	12/31/2026	334,133	33,413
Andrew Puhala	29,505	59,010	—	6.00	2/18/2032	3,106	12,766
Andrew Puhala	—	—	—	10.00	12/31/2026	81,826	8,183

(1)

The amount represents the grant date fair value of restricted stock units and stock appreciation rights granted. Restricted stock units are valued at market price of the Company's common stock at the closing price at the date of grant. Stock appreciation rights are valued using a Monte Carlo simulation model. These amounts do not represent the actual value that may be realized by named executive officers.

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

In consideration of his services, the Company has agreed to pay Mr. Ballard an annualized base salary of not less than $500,000. Mr. Ballard will be entitled to participate in the Company’s Annual Bonus Plan, with a target bonus based on performance to be determined by the Compensation Committee of the Board of Directors and to initially range from 50% of Mr. Ballard’s base salary for “threshold” performance, to 100% of his base salary for “target” performance, and 150% of his base salary for “maximum” performance. Notwithstanding the foregoing, Mr. Ballard’s bonus target for calendar year 2021 was prorated in the amount of $125,000. Additionally, the Company granted Mr. Ballard 500,000 restricted stock units (“RSUs”) under the Company’s 2019 Long Term Incentive Plan, of which (i) 250,000 RSUs vested on August 23, 2021, (ii) 125,000 RSUs vested on August 23, 2022, and (iii) 125,000 RSUs vested on August 23, 2023. The Company also agreed to grant Mr. Ballard 1,300,000 options to purchase the Company’s common stock under the 2019 Long Term Incentive Plan, with a strike price equal to $10.00 per share, of which will (i) 442,000 options vested on August 23, 2022, (ii) 429,000 options vested on August 23, 2023, and (iii) 429,000 options on August 23, 2024, conditioned on Mr. Ballard remaining continuously employed through each vesting date. Mr. Ballard shall not be permitted to exercise any of the options while he is employed by the Company on or before the expiration of his term of employment, unless (Y) in connection with a sale of an equal number of more of shares of stock by the Company’s Chairman of the Board, or (Z) the Company’s stock has traded at $20.00 or more per share for at least 120 consecutive days. Mr. Ballard will also be eligible to participate in all of the Company’s discretionary short-term and long-term incentive compensation plans and programs and other employee benefit plans which are generally made available to other similarly situated senior executives of the Company.

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

For the amounts of base salary that our named executive officers received in 2023 and 2022, see “Executive Compensation-Summary Compensation Table.”

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

Annual Cash Bonuses and Annual Non-equity Incentive Plan Compensation

For the years ended December 31, 2023, and 2022, Mr. Ballard earned non-equity incentive plan compensation of $740,974 and $750,000. Mr. Puhala earned non-equity incentive plan compensation of $186,726 and $189,000, respectively for the years ended December 31, 2023 and 2022.

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

Amended and Restated 2019 Long Term Incentive Plan

The Company has a long-term incentive plan which was approved by the Board of Directors on December 9, 2019 (the “2019 Plan”). In July 2021 and in August 2023, the plan was amended (the “Amended and Restated Plan”) to increase the maximum number of shares of common stock available for issuance from its original 1,675,000 shares to 4,000,000 shares (in July 2021) and to 5,500,000 (in August 2023).

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

The following table describes the compensation earned by each individual who served as an independent director during 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Totals ($)
Edward L. Kuntz	$100,000	$—	$—	$100,000
Peter C. Mitchell	100,000	—	—	100,000
Matthew W. Morris	100,000	—	—	100,000
Total	$300,000	$—	$—	$300,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information, as of March 5, 2024, the amount and percentage of our outstanding shares of common stock beneficially owned by (i) each person known by us to own beneficially more than 5% of our outstanding common stock, (ii) each director, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise noted, the following table is based on 18,585,014 shares outstanding as of March 5, 2024.

	Common Stock
Name	Number of Shares	Percent of Class
J. Casey Crenshaw (1)	13,249,730	71.3%
Stacey B. Crenshaw (1)	13,249,730	71.3%
LNG Investment Company, LLC	12,580,808	67.7%
Chart Energy & Chemicals, Inc. (2)	1,470,807	7.9%
Westervelt T. Ballard, Jr. (3) (4)	1,574,326	8.0%
Andrew L. Puhala (3) (4)	90,490	*
Benjamin J. Broussard (3)	3,000	*
Edward L. Kuntz (3)	58,172	*
Peter C. Mitchell (3)	21,436	*
Matthew W. Morris (3)	16,000	*
All directors and officers as a group of (9) persons	15,013,154	75.8%

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

(3)	Unless otherwise noted, the address of the stockholders is c/o Stabilis Solutions, Inc. 11750 Katy Freeway, Suite 900, Houston, Texas 77079.
(4)	Includes stock options vested but unexercised.

Equity Compensation Plan

Amended and Restated 2019 Long Term Incentive Plan

On December 9, 2019, the Board of Directors of the Company adopted the 2019 Long Term Incentive Plan (the “2019 Plan”). In July 2021 and in August 2023, the plan was amended (the “Amended and Restated Plan”) to increase the maximum number of shares of common stock available for issuance from its original 1,675,000 shares to 4,000,000 shares (in July 2021) and to 5,500,000 (in August 2023).  Awards under the Amended and Restated Plan may be granted to employees, officers and directors of the Company and affiliates, and any other person who provides services to the Company and its affiliates (including independent contractors and consultants of the Company and its subsidiaries). Awards may be granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, substitute awards, other stock-based awards, cash awards and/or any combination of the foregoing. No participant may receive a grant covering more than 2,000,000 shares of our common stock in any year and a non-employee member of the Board may not be granted more than 100,000 shares in any year.

At December 31, 2023, the number of shares of common stock available for issuance under the Amended and Restated Plan is 1,440,102 shares. In the event of certain changes in the Company’s common stock such as recapitalization, reclassification, stock split, combination or exchange of shares, stock dividends or the like, appropriate adjustment will be made in the number and kind of shares available for issuance under the Amended and Restated Plan as well as the purchase price, if any, per share.

The following table summarizes information about the outstanding equity plan as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (1)) (3)(a)
Equity compensation plans approved by security holders	2,787,119	$8.88	1,440,102
Equity compensation plans not approved by security holders	—	—	—
Total	2,787,119	$8.88	1,440,102

(1)	Includes shares of common stock issuable upon vesting of outstanding restricted stock units (RSUs), outstanding stock options, and stock appreciation rights (SARs).
(2)

The weighted average exercise price represents the exercise price for 2,074,505 stock options outstanding and for 685,437 stock appreciation rights outstanding. The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which convert to common stock on a one-to-one basis.

(3)

Consists of the shares available for future issuance under the Amended and Restated Plan for services by eligible employees, board members, independent contractors and consultants. See Note 15 of the Notes to Consolidated Financial Statements for further information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In the ordinary course of our business, we may enter into transactions with our directors, officers and 5% or greater stockholders.

Finance Lease Obligations

J. Casey Crenshaw (our Chairman of the Board) is the beneficial owner of 50% of the Modern Group, Ltd. (“The Modern Group”), and is deemed to jointly control The Modern Group with family members. Stacey Crenshaw (a member of our Board) is the spouse of J. Casey Crenshaw. Additionally, the following individuals serve in various leadership capacities for The Modern Group: J. Casey Crenshaw (our Chairman of the Board) as President and Ben Broussard (a member of our Board) as Chief Financial Officer of both The Modern Group as well as its subsidiary, MG Finance Co., Ltd. The Company leases office space from The Modern Group.

Secured Promissory Note

On August 16, 2019, the Company issued a Secured Promissory Note to MG Finance Co., Ltd., in the principal amount of $5.0 million, at an interest rate per annum of 6% until December 10, 2020, and 12% thereafter. On September 20, 2021, the Company amended its secured promissory note with MG Finance Co., Ltd, to defer scheduled debt and interest payments from September through December 2021. The Company again amended its secured promissory note with MG Finance Co., Ltd, on March 9, 2022 to defer scheduled debt and interest payments beginning April 2022 and lower the interest rate from 12.0% to 6.0%. Repayments under the amendment resumed in October 2022 and are in equal monthly installments through December 2023. As of December 31, 2023, the loan is paid in full.  See Note 9 of the Notes to Consolidated Financial Statements for further discussion of this promissory note.

Other Purchases

The Company purchases supplies and services from a subsidiary of The Modern Group. During the years ended December 31, 2023 and 2022, purchases from The Modern Group totaled $0.4 million and $0.3 million, respectively. The Company had no sales to The Modern Group in 2023 or 2022. There was no receivable due from The Modern Group as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, respectively, we had $6 thousand and $0.1 million due to The Modern Group included in accounts payable on the Consolidated Balance Sheets.

Chart Energy & Chemicals, Inc. (“Chart E&C”) beneficially owns 7.9% of our outstanding common stock. The Company purchases services from Chart E&C. During the years ended December 31, 2023 and 2022, purchases from Chart E&C totaled $0.7 million and $1.1 million, respectively. As of December 31, 2023 and 2022, we had $12 thousand and $0.5 million due to Chart E&C, respectively, included in accounts payable on the Consolidated Balance Sheets.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us for professional services rendered by Ham, Langston & Brezina, L.L.P., our independent registered public accounting firm, during the periods presented:

	Year Ended December 31,
Types of Fees	2023	2022
Audit Fees (1)	$270,780	$270,500
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
Other Fees (4)	—	—
Total Fees	$270,780	$270,500

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

(2)

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported as audit fees. Ham, Langston & Brezina, L.L.P. rendered no such services for us in 2023 or 2022.

(3)

Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). Ham, Langston & Brezina, L.L.P. rendered no such services for us in 2023 or 2022.

(4)

All other fees consist of fees billed for products and services other than the services described in notes (1), (2) and (3) above. Ham, Langston & Brezina, L.L.P. rendered no such services for us in 2023 or 2022.

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

•	The Audit Committee pre-approved all of the fees described above.

•	The Audit Committee has considered whether the provision of the above services other than audit services is compatible with maintaining auditor independence.

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

Exhibit No.	Exhibit Description

10.6

Form of Advancing Note, dated April 8, 2021, executed by Stabilis Solutions, Inc., as borrower, and made payable to AmeriState Bank, as lender (Incorporated by Reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed April 13, 2021)

10.7

Security Agreement and Assignment, dated April 8, 2021, among Mile High LNG LLC, Stabilis GDS, Inc., Stabilis LNG Eagle Ford LLC and Stabilis Energy Services, LLC, to and in favor of AmeriState Bank, as the secured party (Incorporated by Reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on April 13, 2021)

10.8

† Employment Agreement, dated August 23, 2021 between Stabilis Solutions, Inc. and Westervelt T. Ballard, Jr. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 24, 2021) †

10.9	Amendment to Secured Promissory Note - MG Finance Co., Ltd, dated September 20, 2021 (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q filed on November 10, 2021)

10.10

† Amended and Restated 2019 Stabilis Solutions, Inc. Long Term Incentive Plan, dated August 16, 2023 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 18, 2023)

10.11	* Insider Trading Policy and Procedures

10.12	First Amendment to Loan Agreement, made effective as of September 19, 2023, between Stabilis Solutions, Inc. and Ameristate Bank (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).

10.13	Loan Agreement, dated as of June 9, 2023, among Registrant, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and LNG Stabilis Port Allen, LLC and Cadence Bank (Incorporated by Reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed June 13, 2023).

10.14	Revolving Line of Credit Note, dated as of June 9, 2023, among Registrant, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and LNG Stabilis Port Allen, LLC and Cadence Bank (Incorporated by Reference to Exhibit 1.2 to Registrant's Current Report on Form 8-K filed June 13, 2023).

10.15	Security Agreement, dated as of June 9, 2023, among Registrant, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and LNG Stabilis Port Allen, LLC and Cadence Bank (Incorporated by Reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K filed June 13, 2023).

21.1	*Stabilis Solutions, Inc. Subsidiary List.

23.1	*Consent of Independent Registered Public Accounting Firm

31.1	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	*Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

97.1	* Stabilis Solutions, Inc. Incentive Compensation Recovery (Clawback) Policy.

101	*Interactive XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document).

104	*Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*    Filed herewith.

†    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 6, 2024

STABILIS SOLUTIONS, INC.

By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2024.

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