Form 10-Q
period 2024-03-31
Stabilis Solutions, Inc.
filed 2024-05-07
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 7, 2024, there were 18,585,014 outstanding shares of our common stock, par value $.001 per share.

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended March 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“this Report”) includes statements that constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks and uncertainties and other factors. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, pending legal and regulatory proceedings and claims, including environmental matters, future economic performance, operating income, cost savings, and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan” or similar expressions. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessary estimates reflecting the best judgment of senior management, not guarantees of future performance. Many of the factors that impact forward-looking statements are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements as described in Part I. “Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("the SEC") on March 7, 2024, as well as the additional risk factors identified and described in Part II. “Item 1A. Risk Factors” of this Report.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$8,286	$5,374
Accounts receivable, net	5,620	7,752
Inventories, net	137	169
Prepaid expenses and other current assets	1,442	1,677
Total current assets	15,485	14,972
Property, plant and equipment:
Cost	111,435	110,646
Less accumulated depreciation	(62,819)	(61,167)
Property, plant and equipment, net	48,616	49,479
Goodwill	4,314	4,314
Investments in foreign joint ventures	11,780	12,009
Right-of-use assets and other noncurrent assets	452	525
Total assets	$80,647	$81,299
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,811	$5,707
Accrued liabilities	2,432	4,166
Current portion of long-term notes payable	1,657	1,682
Current portion of finance and operating lease obligations	112	164
Total current liabilities	10,012	11,719
Long-term notes payable, net of current portion and debt issuance costs	7,446	7,747
Long-term portion of finance and operating lease obligations	—	21
Total liabilities	17,458	19,487
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 18,585,014 and 18,573,391 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	19	19
Additional paid-in capital	102,431	102,057
Accumulated other comprehensive loss	(484)	(18)
Accumulated deficit	(38,777)	(40,246)
Total stockholders’ equity	63,189	61,812
Total liabilities and stockholders’ equity	$80,647	$81,299

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Revenues	$19,770	$26,842
Operating expenses:
Cost of revenues	13,514	20,270
Change in unrealized (gain) loss on natural gas derivatives	(252)	169
Selling, general and administrative expenses	3,456	3,379
Gain from disposal of fixed assets	(127)	—
Depreciation expense	1,800	2,011
Total operating expenses	18,391	25,829
Income from operations before equity income	1,379	1,013
Net equity income from foreign joint venture operations:
Income from equity investment in foreign joint venture	247	393
Foreign joint venture operating related expenses	(50)	(48)
Net equity income from foreign joint venture operations	197	345
Income from operations	1,576	1,358
Other income (expense):
Interest income (expense), net	(4)	(150)
Interest (expense), net - related parties	—	(32)
Other (expense), net	(21)	(84)
Total other income (expense)	(25)	(266)
Net income before income tax expense	1,551	1,092
Income tax expense	82	8
Net Income	$1,469	$1,084

Net income per common share (Note 11):
Basic net income per common share	$0.08	$0.06
Diluted net income per common share	$0.08	$0.06

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$1,469	$1,084
Foreign currency translation adjustment, net of tax	(466)	187
Total comprehensive income	$1,003	$1,271

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income	Deficit	Total
Balance at December 31, 2022	18,420,067	$19	$100,137	$82	$(40,371)	$59,867
Common stock issued from vesting of stock-based awards	13,587	—	—	—	—	—
Stock-based compensation	—	—	589	—	—	589
Net income	—	—	—	—	1,084	1,084
Other comprehensive income, net of tax	—	—	—	187	—	187
Balance at March 31, 2023	18,433,654	$19	$100,726	$269	$(39,287)	$61,727

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	loss	Deficit	Total
Balance at December 31, 2023	18,573,391	$19	$102,057	$(18)	$(40,246)	$61,812
Common stock issued from vesting of stock-based awards	13,588	—	—	—	—	—
Stock-based compensation	—	—	383	—	—	383
Employee tax payments from stock-based withholding	(1,965)	—	(9)	—	—	(9)
Net income	—	—	—	—	1,469	1,469
Other comprehensive loss, net of tax	—	—	—	(466)	—	(466)
Balance at March 31, 2024	18,585,014	$19	$102,431	$(484)	$(38,777)	$63,189

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income from operations	$1,469	$1,084
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	1,800	2,011
Stock-based compensation expense	383	589
Bad debt expense	168	—
Gain from disposal of assets	(127)	—
Income from equity investment in joint venture	(247)	(393)
Realized and unrealized losses on natural gas derivatives, net	—	421
Changes in operating assets and liabilities:
Accounts receivable	1,964	2,044
Prepaid expenses and other current assets	235	507
Accounts payable and accrued liabilities	(1,812)	(6,361)
Other	96	191
Net cash provided by operating activities	3,929	93
Cash flows from investing activities:
Acquisition of fixed assets	(873)	(3,727)
Proceeds from sale of assets	207	—
Net cash used in investing activities	(666)	(3,727)
Cash flows from financing activities:
Payments on short- and long-term notes payable	(346)	(365)
Payments on notes payable from related parties	—	(596)
Employee tax payments from restricted stock withholdings	(9)	—
Net cash used in financing activities	(355)	(961)
Effect of exchange rate changes on cash	4	5
Net increase (decrease) in cash and cash equivalents	2,912	(4,590)
Cash and cash equivalents, beginning of period	5,374	11,451
Cash and cash equivalents, end of period	$8,286	$6,861

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

Basis of Presentation and Consolidation

The accompanying unaudited, interim condensed consolidated financial statements (“Condensed Consolidated Financial Statements”) include our accounts and those of our subsidiaries and, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in the notes to consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. We believe that the presentation and disclosures herein are adequate to prevent the information presented herein from being misleading. The Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring adjustments) for a fair presentation of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K, as filed on March 7, 2024.

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

Reclassifications

The Company reclassified $4.2 million from accrued expenses to accounts payable at December 31, 2023, to conform to current presentation resulting in no effect to results of operations or cash flows.

Derivative Instruments

The Company had certain natural gas derivative instruments as of  March 31, 2024 and December 31, 2023. At both March 31, 2024 and December 31, 2023, the fair value of the Company's derivatives was $0.  The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for and has been designated as a hedge as well as the type of hedge. The Company has not designated its derivatives as hedges under U.S. GAAP. The Company did not enter into any derivative transactions for speculative purposes. Periodically, the Company enters into forward sales contracts for the delivery of LNG to its customers. Certain of these sales contracts contain provisions that may meet the criteria of a derivative in the event delivery is not made. These contracts are accounted for under the normal purchase normal sales exclusion under U.S. GAAP and are not measured at fair value each reporting period.

2. REVENUE RECOGNITION

We recognize revenues when the transfer of promised goods or services are delivered to our customers in accordance with the applicable customer contract and we are entitled to be paid by the customer. Revenues are measured as consideration specified in the contract and exclude any sales incentives and amounts collected on behalf of third parties. Certain contracts may include multiple goods or services such as the usage of equipment and delivery of field support services that are bundled into an all-in price to the customer for each gallon of LNG delivered. Revenue recognition under these contracts requires significant judgment by the Company in order to determine the appropriate accounting for these transactions, including whether performance obligations should be accounted for separately versus together, how the price should be allocated among the performance obligations, and when to recognize revenue for each performance obligation. The Company has determined that these contacts have multiple performance obligations and the Company allocates the contract price to each performance obligation using its best estimates of the respective standalone selling price of each distinct good or service at the time the contract was negotiated.

Revenues from contracts with customers are disaggregated into (1) LNG Product (2) rental (3) service and (4) other.

LNG Product revenues

LNG Product revenues represent the sale of LNG from both produced and purchased sources as well as the transportation performed to deliver the LNG to our customers' locations. LNG Product revenues are recognized upon delivery of the LNG to the customer, at which point the customer controls the product and the Company has an unconditional right to payment. The Company acts as a principal when using third party transportation companies and therefore recognizes the gross revenue for the supply of LNG. The Company does not differentiate between the revenue from the sale of LNG production and purchased LNG as the criteria for revenue recognition are identical. Some of our contracts contain minimum take-or-pay amounts where a customer has agreed to source a minimum volume of LNG under the contract. Take or pay revenues are only recognized when the customer has failed to take the minimum contracted volumes upon completion of the time period specified within the contract and the Company has the unconditional right to receive payment for the take or pay amount. Certain of our sales contracts contain provisions that may meet the criteria of a derivative in the event delivery is not made. These contracts are accounted for under the normal purchase normal sales exclusion under U.S. GAAP and are not measured at fair value each reporting period. Our LNG contracts are generally one to 24 months in duration.

Rental revenues

Rental revenues are generated from the rental of cryogenic equipment to our customers. Revenues related to rental of equipment are recognized under Topic 606 and not ASC 842: Leases, as the Company maintains control of the equipment that the customer uses and can replace the rented equipment with similar equipment should the rented equipment become inoperable or the Company chooses to replace the equipment for maintenance purposes. Rental revenues based upon day rates or monthly rates for the use of equipment as specifically established within the contract are recognized as the rental period is completed and for periods that cross month end, revenue is recognized for the portion of the rental period that has been completed to date. Performance obligations for rental revenue are considered to be satisfied as the rental period is completed based upon the terms of the related contract. Rental revenues from contracts with bundled pricing are based upon the fair value of the pricing components at the time the contract was negotiated and recognized when the performance obligation has been satisfied in accordance with the contract. The stated rental rates within each contract are representative of the stand-alone rental rates at the time the contract was negotiated.

Service revenues

Service revenues are generated from engineering and field support services and represent the human resources provided to the customer to support the use of LNG at the customer’s job site. These include support and costs for mobilization and demobilization of equipment at customer sites as well as onsite technical support while customers are consuming LNG. Service revenues that are not dependent upon the gallons delivered or rental period but based upon the specific contractual terms and can be based on an event (i.e. mobilization or demobilization) or an hourly rate as specifically established within the contract and are recognized as the event is completed or work is done. Service revenues from contracts with bundled pricing are based upon the fair value of the pricing components at the time the contract was negotiated and recognized when the performance obligation has been satisfied in accordance with the contract. The stated hourly labor rates in each contract are representative of the stand-alone hourly rates at the time the contract was negotiated.

Other revenues

Other revenues are items that, due to their nature, are disaggregated from the categories mentioned above such as expenses incurred by the Company on behalf of the customer that we contractually rebill to our customers on a cost-plus basis.

Disaggregated revenues

The table below presents revenue disaggregated by source, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
Revenues:	2024	2023
LNG Product	$15,413	$21,905
Rental	2,173	2,247
Service	1,924	2,066
Other	260	624
Total revenues	$19,770	$26,842

The table below presents revenue disaggregated by geographic location, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
Revenues:	2024	2023
United States	$18,507	$24,023
Mexico	1,263	2,819
Total revenues	$19,770	$26,842

Variable and other Revenue Components

Certain of our contracts may include rental or service components at stated rates within the contract that vary depending on customer demand and are satisfied as the work is authorized by the customer and performed by the Company. Additionally, LNG product sales agreements may include both fixed and variable fees per gallon of LNG but are representative of the stand-alone selling price for LNG at the time the contract was negotiated. We have concluded that the variable LNG fees meet the exception for allocating variable consideration to specific parts of the contract. As such, the variable consideration for these contracts is allocated to each distinct gallon of LNG and recognized when that distinct gallon of LNG is delivered to the customer.

Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use and value-added taxes, are excluded from revenue.

During the fourth quarter of 2023, the Company entered into a two-year marine bunkering contract with a new customer which represented approximately 30% of the Company's revenue for the three months ended March 31, 2024.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets at  March 31, 2024 and  December 31, 2023 consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid insurance	$671	$1,012
Prepaid supplier expenses	196	132
Other receivables	275	159
Deposits	143	237
Other	157	137
Total prepaid expenses and other current assets	$1,442	$1,677

4. PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at March 31, 2024 and  December 31, 2023 consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Liquefaction plants and systems	$48,642	$48,523
Real property and buildings	2,066	2,066
Vehicles and tanker trailers and equipment	51,472	49,689
Computer and office equipment	458	458
Construction in progress	8,766	9,879
Leasehold improvements	31	31
	111,435	110,646
Less: accumulated depreciation	(62,819)	(61,167)
	$48,616	$49,479

Depreciation expense totaled $1.8 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively, all of which is included in the Condensed Consolidated Statements of Operations as a separate line item.

5. INVESTMENT IN FOREIGN JOINT VENTURE

The Company holds a 40% interest in BOMAY, which builds electrical systems. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), which owns 51%. The remaining 9% is owned by AA Energies, Inc. The Company made no sales to its joint venture during the three months ended March 31, 2024 and 2023.

The tables below present a summary of BOMAY's assets, liabilities and equity at  March 31, 2024 and December 31, 2023, and its operational results for the three months ended March 31, 2024 and 2023 in U.S. dollars (in thousands):

	March 31,	December 31,
	2024	2023
Assets:
Total current assets	$138,579	$135,217
Total non-current assets	2,893	3,003
Total assets	$141,472	$138,220
Liabilities and equity:
Total liabilities	$107,989	$104,760
Total joint ventures’ equity	33,483	33,460
Total liabilities and equity	$141,472	$138,220

	Three Months Ended
	March 31,
	2024	2023
Revenue	$17,239	$21,214
Gross profit	2,630	2,403
Net income	537	901

The table below presents the components of our investment in BOMAY and a summary of the activity within those components for the three months ended March 31, 2024 in U.S. dollars (in thousands):

	Initial Investment at Merger (1), (2)	Undistributed Earnings	Cumulative Foreign Exchange Translation Adj	Investment in BOMAY
Balance at December 31, 2023	$9,333	$2,967	$(291)	$12,009
Equity in earnings	—	247	—	247
Less: dividend distributions	—	—	—	—
Foreign currency translation gain (loss)	—	—	(476)	(476)
Balance at March 31, 2024	$9,333	$3,214	$(767)	$11,780

(1)

Accumulated statutory reserves in equity method investments of $2.7 million at  March 31, 2024 and  December 31, 2023 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”) regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

(2)

The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference is being accreted over an original period of nine years (the expected life of the joint venture). The Company's accretion during the three months ended March 31, 2024 and 2023 both totaled approximately $32 thousand each, respectively, and is included in income from equity investment in foreign joint venture in the accompanying Condensed Consolidated Statements of Operations. The remaining basis difference, net of accumulated accretion at  March 31, 2024 and  December 31, 2023 is summarized in the following table (in thousands):

	March 31,	December 31,
	2024	2023
Original basis difference	$1,165	$1,165
Less accumulated accretion	(605)	(573)
Net remaining basis difference at end of period	$560	$592

In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment of our investment in BOMAY is necessary for the period ending March 31, 2024.

6. ACCRUED LIABILITIES

The Company’s accrued liabilities at  March 31, 2024 and  December 31, 2023 consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Compensation and benefits	$1,545	$3,276
Other taxes payable	507	354
Other accrued liabilities	380	536
Total accrued liabilities	$2,432	$4,166

Accrued liabilities of $4.2 million at December 31, 2023 were reclassified from accrued liabilities to accounts payable, to conform to current presentation.

7. DEBT

The Company’s carrying value of debt, net of debt issuance costs at March 31, 2024 and  December 31, 2023 consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Secured term note, net of debt issuance costs	$8,624	$8,604
Insurance and other notes payable	479	825
Total	9,103	9,429
Less: amounts due within one year	(1,657)	(1,682)
Total long-term debt	$7,446	$7,747

 Total interest expense was $0.1 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company capitalized interest of $0.1 million and $0, respectively.

Revolving Credit Facility

On June 9, 2023, the Company, along with its subsidiaries, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and Stabilis LNG Port Allen, LLC (collectively, the “Borrowers”) entered into a three-year loan agreement (the “Revolving Credit Facility”) with Cadence Bank. The Revolving Credit Facility provides for a maximum aggregate amount of $10.0 million, subject to a borrowing base of 80% of eligible accounts receivable. The Company may request an increase in the maximum aggregate amount under the Revolving Credit Facility by up to $5.0 million, subject to the approval of Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Company’s accounts receivable and deposit accounts. Borrowings under the Revolving Credit Facility incur interest at the Prime Rate published by the Wall Street Journal. Any unused portion is subject to a quarterly unused commitment fee of 0.5% per annum. As of  March 31, 2024, no amounts have been drawn under the Revolving Credit Facility. The Revolving Credit Facility matures on June 9, 2026.

The Revolving Credit Facility contains various restrictions and covenants. Among other requirements, the Borrowers must maintain a consolidated net worth of at least $50 million as of March 31, 2024, increasing by 50% of the Borrowers’ net income as of the end of each year ended December 31, and must maintain a minimum Fixed Charge Coverage Ratio of 1.2 to 1.0 on a consolidated basis, as defined in the Revolving Credit Facility, as of the last day of each fiscal quarter, on a trailing twelve (12) months basis. The Revolving Credit Facility also contains customary events of default. If an event of default under the Revolving Credit Facility occurs and is continuing, then Cadence Bank may declare any outstanding obligations under the Loan Agreement to be immediately due and payable. In addition, if any of the Borrowers become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Loan Agreement will automatically become immediately due and payable. As of March 31, 2024, the Company was in compliance with all its covenants related to the Revolving Credit Facility.

Secured Term Note

On April 8, 2021, the Company entered into a loan agreement (the “Loan Agreement”) with AmeriState Bank (“Lender”), to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “AmeriState Loan”). The Loan Agreement is secured by specific equipment owned by the Company. On September 19, 2023, the Loan Agreement was amended (the "First Amendment"), for the purpose of substituting certain items of collateral under the Loan Agreement. The AmeriState Loan is a term loan facility, matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter. The AmeriState Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the AmeriState Loan. As of March 31, 2024, $9.0 million was drawn and outstanding.

The Loan Agreement requires the Company to meet certain financial covenants which include a debt-to-net-worth ratio of not more than 9.1 to 1.0 and a debt service coverage ratio of not less than 1.2 to 1.0 on an annual basis beginning December 31, 2023. The Company was in compliance with all of its debt covenants as of March 31, 2024.  Upon an Event of Default (as defined in the Loan Agreement), the Lender may (i) terminate its commitment, (ii) declare the outstanding principal amount of the Advancing Notes (as defined in the Loan Agreement) due and payable, or (iii) exercise all rights and remedies available to Lender under the Loan Agreement.

Insurance Notes Payable

The Company finances its annual commercial insurance premiums for its business and operations. For the 2023-2024 policies, the amount financed was $1.1 million.  The outstanding principal balance on the premium finance note was $0.5 million at  March 31, 2024. The Company makes equal monthly payments of principal and interest over the term of the note. The interest rate for the insurance financing is 7.95%.  At  December 31, 2023, the note's outstanding principal balance was $0.8 million.

8. RELATED PARTY TRANSACTIONS

Casey Crenshaw (our Chairman of the Board) is the beneficial owner of 50% of The Modern Group and is deemed to jointly control The Modern Group with family members.  The Company purchases supplies and services from subsidiaries of The Modern Group. In addition, the Company leases office space from The Modern Group. The Company had total purchases and lease payments of $0.1 million for both the three months ended March 31, 2024 and 2023. The Company had no sales to The Modern Group during the three months ended March 31, 2024 and 2023. As of  March 31, 2024 and December 31, 2023, the Company had no accounts receivable due from The Modern Group and accounts payable due to the Modern Group were immaterial.

Chart Energy and Chemicals, Inc. ("Chart E&C") beneficially owns 7.9% of our outstanding common stock at March 31, 2024. The Company made purchases from Chart E&C of $0.1 million for the three months ended March 31, 2024 and made no purchases for the three months ended March 31, 2023. The Company had no sales during the three months ended March 31, 2024 and 2023 and no accounts receivable due from Chart E&C at March 31, 2024 and December 31, 2023. Accounts payable due to Chart E&C at  March 31, 2024 and December 31, 2023 were immaterial.

9. COMMITMENTS AND CONTINGENCIES

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

10. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stock-based Compensation

The Company includes stock compensation expense within general and administrative expenses in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2024 and 2023, the Company recognized $0.4 million and $0.6 million of stock compensation expense, respectively.

Issuance of Stock-based Awards

The Company has a long-term incentive plan (the “Amended and Restated Plan”) which provides for a maximum number of shares of common stock available for issuance of 5,500,000 shares. The plan was amended in 2023 to increase the maximum number of shares from 4,000,000 to 5,500,000, as approved by shareholders. Awards under the Amended and Restated Plan may be granted to employees, officers and directors of the Company and affiliates, and any other person who provides services to the Company and its affiliates (including independent contractors and consultants of the Company and its subsidiaries). Awards may be granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, substitute awards, other stock-based awards, cash awards and/or any combination of the foregoing. No participant may receive a grant covering more than 2,000,000 shares of our common stock in any year and a non-employee member of the Board may not be granted more than 100,000 shares in any year.

The Company made no stock-based awards during the three months ended March 31, 2024.

Issuances of Common Stock

During the three months ended March 31, 2024, and 2023, shares of common stock were issued upon vesting of restricted stock units, net of withholding shares for tax payments, totaling 11,623 shares and 13,587 shares, respectively. There were no stock options or stock appreciation rights exercised during the three months ended March 31, 2024 or 2023.

11. NET INCOME PER SHARE

The calculation of net income per common share for the three months ended March 31, 2024 and 2023 are presented below. Dilutive securities consist of unvested restricted stock units ("RSUs") deemed outstanding using the treasury method.  RSUs excluded from dilutive securities under the treasury method were 11,953 shares and 105,843 shares at  March 31, 2024 and 2023, respectively. In addition, stock options of 2,074,505 and stock appreciation rights of 658,437 were excluded from diluted securities, as the exercise price exceeds the market price and inclusion would have had an anti-dilutive effect at both March 31, 2024 and 2023.

	Three Months Ended
	March 31,
	2024	2023
Weighted average shares:
Basic weighted average number of common shares outstanding	18,578,815	18,426,408
Dilutive securities	1,996	91,509
Total shares including dilutive securities	18,580,811	18,517,917

Net income	$1,469	$1,084

Net income per common share:
Basic net income per common share	$0.08	$0.06
Diluted net income per common share	$0.08	$0.06

12. SUPPLEMENTAL CASH FLOW INFORMATION

The Company's supplemental disclosure of cash flow information for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended
	March 31,
Supplemental Disclosure of Cash Flow Information:	2024	2023
Interest paid	$157	$182
Income taxes paid	—	—
Significant non-cash investing and financing activities:
Acquisition of fixed assets included within accounts payable and accrued expenses	182	3,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q (“this Report”) and the consolidated financial statements included in the 2023 Annual Report on Form 10-K filed on March 7, 2024 with the U.S. Securities and Exchange Commission (the “SEC”). Historical results and percentage relationships set forth in the Condensed Consolidated Statements of Operations and Cash Flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.

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

Customer Contracts within our New and Expanding Markets for LNG

During the quarter, the Company entered into a multi-year contract to supply high-purity rocket propellant within the commercial space industry.  The Company estimates it is currently supplying a significant portion of the U.S. market of high-purity LNG for use as rocket propellant. The U.S. is rapidly becoming the global leader in commercial launch activity, and the Company anticipates its aerospace market-related volumes will increase as the Company continues to position itself as a major supplier of high-purity LNG to space launch providers in the U.S.

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

U.S. Department of Energy ("DOE") Approval to Export LNG

During the third quarter of 2022, Stabilis received authorization from the DOE to export domestically produced LNG to all free trade ("FTA") and non-free trade ("non-FTA") countries, for up to 51.75 billion cubic feet per year (or approximately 1.0 MTPA) of natural gas equivalent. The authorization is for a term of 28 years, provided certain milestones of utilization are achieved. As of March 31, 2024, the Company has not made any exports under this approval and has not expended material funds nor entered into any sales commitments. For exports to non-FTA countries, the Company has two years from the date it received authorization with which to initiate exportation of LNG.  For exports to FTA countries, the Company has five years from the date it received the authorization with which to initiate exportation of LNG.

The DOE authorization received during the third quarter of 2022 supplements the Company's existing other export license from the DOE, which authorize the Company to import and export LNG from and to Canada and Mexico, via truck.  In the quarter ended March 31, 2024, we delivered LNG to Mexico.

Results of Operations

Stabilis supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The comparative tables below reflect our consolidated operating results for the three months ended March 31, 2024 (the “Current Quarter”) as compared to the three months ended March 31, 2023 (the “Prior Year Quarter”) (unaudited, amounts in thousands, except for percentages).

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
Revenues:
LNG Product	$15,413	$21,905	(6,492)	(29.6)%
Increase / (decrease) in gallons delivered	1,103			n/a
Rental	2,173	2,247	(74)	(3.3)
Service	1,924	2,066	(142)	(6.9)
Other	260	624	(364)	(58.3)
Total revenues	19,770	26,842	(7,072)	(26.3)
Operating expenses:
Cost of revenues	13,514	20,270	(6,756)	(33.3)
Change in unrealized (gain) loss on natural gas derivatives	(252)	169	(421)	n/a
Selling, general and administrative expenses	3,456	3,379	77	2.3
Gain from disposal of fixed assets	(127)	—	(127)	n/a
Depreciation expense	1,800	2,011	(211)	(10.5)
Total operating expenses	18,391	25,829	(7,438)	(28.8)
Income from operations before equity income	1,379	1,013	366	36.1
Net equity income from foreign joint venture operations	197	345	(148)	(42.9)
Income from operations	1,576	1,358	218	16.1
Other income (expense):
Interest income (expense), net	(4)	(150)	146	(97.3)
Interest (expense), net - related parties	—	(32)	32	(100.0)
Other (expense), net	(21)	(84)	63	(75.0)
Total other income (expense)	(25)	(266)	241	(90.6)
Net income before income tax expense	1,551	1,092	459	42.0
Income tax expense	82	8	74	n/a
Net Income	1,469	1,084	385	35.5

Revenue

During the Current Quarter, revenues decreased  $7.1 million, or 26%, compared to the Prior Year Quarter. The change in revenue primarily related to:

●	Decreased natural gas prices in the Current Quarter compared to the Prior Year Quarter resulting in decreased revenue of $4.9 million;

●	Decreased revenues from minimum purchase take-or-pay contracts in the Current Quarter compared to the Prior Year Quarter of $3.4 million;

●

Decreased rental, service and other revenues primarily related to a short-term marine bunkering project in the Prior Year Quarter compared to the Current Quarter resulting in decreased revenues of $0.6 million; and

●

These decreases were partially offset by increased gallons of LNG delivered in the Current Quarter compared to the Prior Quarter resulting in an increase in revenues of $1.4 million and increased pricing related to customer mix in the Current Quarter compared to the Prior Year Quarter resulting in an increase in revenues of $0.4 million.

Operating Expenses

Costs of revenues. Cost of revenues decreased $6.8 million, or 33%, compared to the Prior Year Quarter. As a percentage of revenue, these costs were 68% and 76% in the Current Quarter and the Prior Year Quarter, respectively. The change in cost of revenues was primarily attributable to:

●	Decreased natural gas prices in the Current Quarter compared to the Prior Year Quarter resulting in decreased costs of revenues of $5.2 million;

●	Decreased costs from minimum purchase take-or-pay contracts during the Current Quarter compared to the Prior Year Quarter of $1.4 million;

●

Decreased rental, service and other costs primarily related to a short-term marine bunkering project in the Prior Year Quarter compared to the Current Quarter resulting in decreased costs of $1.0 million and decreased liquefaction and transportation cost in the Current Quarter compared to the Prior Year Quarter resulting in decreased costs of $0.3 million; and

●	These decreases were partially offset by increased gallons of LNG delivered in the Current Quarter compared to the Prior Quarter resulting in higher costs of $1.1 million.

Change in unrealized gain/loss on natural gas derivatives. The Company recognized a gain of $0.3 million on the reduction of unrealized gains associated with the Company's natural gas derivatives in the Current Quarter compared to a loss of $0.2 million in the Prior Year Quarter. The gain in the Current Quarter was due to offsetting amortization of realized losses as call option volumes expired unexercised during the Current Quarter.

Selling, general and administrative expenses. Selling, general and administrative expense increased $0.1 million primarily due to bad debt expense from a former customer in the Current Quarter.

Depreciation. Depreciation expense decreased $0.2 during the Current Quarter as compared to the Prior Year Quarter due to assets reaching the end of their depreciable lives.

Gain on disposal of assets. The Company recorded a gain on disposal of assets of $0.1 million in the Current Quarter related to the sale of certain assets to a customer in which proceeds of $0.2 million were received.

Net equity income from foreign joint venture operations. Equity Income from the Company's foreign joint venture decreased by $0.1 million in Current Quarter compared to the Prior Year Quarter due to decreased net profits by the joint venture.

Interest (expense) income. Interest expense, net was $4 thousand for the Current Quarter compared to $0.2 million in the Prior Year Quarter.  The decrease in interest expense, net compared to the Prior Year Quarter is due to capitalized interest on capital projects and interest income earned on the Company's cash balances during the Current Quarter.

Interest expense, net - related parties. There was no related party interest expense in the Current Quarter, as the related party debt financing was paid in full at the end of fiscal year 2023, as compared to interest expense of $32 thousand in the Prior Year Quarter.

Other income (expense). Other expense was $20 thousand during the Current Quarter compared to $0.1 million in the Prior Year Quarter related to transactional foreign exchange losses.

Income tax expense. The Company incurred a state and foreign income tax expense of $0.1 million during the Current Quarter compared to $8 thousand during the Prior Year Quarter. No U.S. federal income tax benefit was recorded for the Current Quarter or Prior Year Quarter as any net U.S. deferred tax assets generated from operating losses were offset by a change in the Company's valuation allowance on net deferred tax assets.

Liquidity and Capital Resources

Historically, our principal sources of liquidity have consisted of cash provided by our operations, cash on hand, proceeds received from borrowings under debt agreements and distributions received from our BOMAY joint venture. During the Current Quarter, our principal sources of liquidity were cash provided from our operations and our existing cash balances. The Company used cash flows generated from operations to invest in fixed assets to support growth, as well as to pay interest and principal outstanding under its debt agreements.

The Company has a three-year Revolving Credit Facility with Cadence Bank which provides for a maximum aggregate amount of $10.0 million, subject to a borrowing base of 80% of eligible accounts receivable. The Company may request an increase in the maximum aggregate amount under the Revolving Credit Facility by up to $5.0 million, subject to the approval of Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Borrowers’ accounts receivable and deposit accounts. Borrowings under the Revolving Credit Facility incur interest at the Prime Rate published by the Wall Street Journal. Any unused portion is subject to a quarterly unused commitment fee of 0.5% per annum. As of March 31, 2024, no amounts have been drawn under the Revolving Credit Facility. The Revolving Credit Facility matures on June 9, 2026. The Revolving Credit Facility contains various restrictions and covenants. The Company also has $1.0 million in remaining availability under its Secured Term Note with Ameristate Bank. As of March 31, 2024, the Company was in compliance with all its covenants related to its debt.

As of March 31, 2024, we had $8.3 million in cash and cash equivalents on hand and $9.2 million in outstanding debt (net of debt issuance costs), and lease obligations (of which $1.8 million is due in the next twelve months). The Company has total availability under the Revolving Credit Facility and the Ameristate Secured Term Loan Facility of $4.3 million at March 31, 2024. During the three months ended March 31, 2024, the Company made no draws on either the Revolving Credit Facility or the Ameristate Secured Term Loan Facility. The Company has also filed a shelf registration statement (described below) which provides the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions.

The Company is subject to substantial business risks and uncertainties inherent in the LNG industry and there is no assurance that the Company will be able to generate sufficient cash flows in the future to sustain itself or to support future growth. Management believes the business will generate sufficient cash flows from its operations along with availability under the Company's debt agreements to fund the business for the next twelve months. As we continue to grow, management continues to evaluate additional financing alternatives, however, there is no guarantee that additional debt or equity financing or other opportunities to raise capital will be available or available at terms that would be beneficial to shareholders.

Cash Flows

Cash flows provided by (used in) our operating, investing and financing activities are summarized below (unaudited, in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$3,929	$93
Investing activities	(666)	(3,727)
Financing activities	(355)	(961)
Effect of exchange rate changes on cash	4	5
Net increase (decrease) in cash and cash equivalents	2,912	(4,590)
Cash and cash equivalents, beginning of period	5,374	11,451
Cash and cash equivalents, end of period	$8,286	$6,861

Operating Activities

Net cash provided by operating activities totaled $3.9 million for the three months ended March 31, 2024 compared to $0.1 million for the same period in 2023. The increase in net cash provided by operating activities of $3.8 million as compared to the Prior Year Quarter was primarily attributable to higher net income and changes in working capital.

Investing Activities

Net cash used in investing activities totaled $0.7 million for the three months ended March 31, 2024 compared to $3.7 million for the three months ended March 31, 2023. The decrease in net cash used in investing activities in the Current Quarter of $3.1 million was primarily due to cash paid to purchase additional liquefaction assets, to support growth, in the Prior Year Quarter and proceeds on the sale of assets in the Current Quarter.

Financing Activities

Net cash used in financing activities totaled $0.4 million for the three months ended March 31, 2024, compared to $1.0 million for the three months ended March 31, 2023. The decrease in cash used in financing activities in the Current Quarter compared to the Prior Year Quarter is due to lower debt payments as a result of having lower debt balances in the Current Quarter; the related party debt was paid in full as of December 31, 2023.

Future Cash Requirements

We require cash to fund our operating expenses and working capital requirements, including costs associated with fuel sales, debt repayments, purchases of equipment and other capital expenditures, maintenance of LNG production facilities, mergers and acquisitions (if any), pursuing market expansion, supporting sales and marketing activities and other general corporate purposes. While we believe we have sufficient liquidity and capital resources to fund our operations and repay our debt, we may elect to pursue additional financing activities such as refinancing existing debt, obtaining new debt, or debt or equity offerings to provide flexibility with our cash management. Certain of these alternatives may require the consent of current lenders or stockholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all. Additionally, the Company may pursue expansion activities to increase liquefaction capabilities. In the event the Company pursues expansion, there is no assurance the Company will be able to secure additional liquidity.

Capital expenditures for the three months ended March 31, 2024 were $0.9 million and primarily related to the purchase of additional liquefaction assets and rolling stock. Future capital expenditures over the next twelve months will be dependent upon business needs as well as the availability of additional capital at favorable terms which is difficult to predict. At March 31, 2024, the Company had purchase orders open of approximately $2.3 million related to capital expenditures.

Shelf Registration Statement

On April 11, 2022, the Company filed a registration statement on Form S-3 (the “Shelf Registration”) which was declared effective on April 26, 2022 and will permit the Company to issue up to $100.0 million in either common stock, preferred stock, warrants or a combination of the above, and gives the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions. On December 16, 2022, the Company filed a prospectus supplement to the Shelf Registration that allows the Company to sell and issue shares of common stock directly to the public “at the market” as permitted in Rule 415 under the Securities Act. As a smaller reporting company, we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the Shelf Registration to no more than one-third of our public float in any twelve month period as measured in accordance with such instruction. There is no assurance that we will be able to raise capital pursuant to the Shelf Registration on acceptable terms or at all. At March 31, 2024 we have made no issuances under the Shelf Registration.

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no transactions that met the definition of off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial position, operating results, liquidity, cash requirements or capital resources.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.  There have been no significant changes in the Company's “Critical Accounting Policies and Estimates” during the three months ended March 31, 2024 from those disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 7, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” the Company is not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2024.

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

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024 (“Form 10-K”), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. During the three months ended March 31, 2024, there have been no material changes in our risk factors disclosed in our 2023 Form 10-K.

ITEM 5. OTHER INFORMATION.

None of the Company's officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to Registrant's Annual Report on Form 10-K filed March 7, 2024)

31.1	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	*Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101.INS	*Interactive XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)

101.SCH	*Inline XBRL Taxonomy Extension Schema Document

101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document

104	* Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2024

STABILIS SOLUTIONS, INC.

By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)