Form 10-Q
period 2024-06-30
Stabilis Solutions, Inc.
filed 2024-08-07
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 7, 2024, there were 18,585,014 outstanding shares of our common stock, par value $.001 per share.

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended June 30, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“this Report”) includes statements that constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks and uncertainties and other factors. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, pending legal and regulatory proceedings and claims, including environmental matters, future economic performance, operating income, cost savings, and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan” or similar expressions. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessary estimates reflecting the best judgment of senior management, not guarantees of future performance. Many of the factors that impact forward-looking statements are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements as described in Part I. “Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("the SEC") on March 7, 2024, as well as any additional risk factors identified and described in Part II. “Item 1A. Risk Factors” of this Report.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$11,483	$5,374
Accounts receivable, net	5,933	7,752
Inventories, net	155	169
Prepaid expenses and other current assets	1,325	1,677
Total current assets	18,896	14,972
Property, plant and equipment:
Cost	110,426	110,646
Less accumulated depreciation	(62,057)	(61,167)
Property, plant and equipment, net	48,369	49,479
Goodwill	4,314	4,314
Investments in foreign joint ventures	10,541	12,009
Right-of-use assets and other noncurrent assets	453	525
Total assets	$82,573	$81,299
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,607	$5,707
Accrued liabilities	3,614	4,166
Current portion of long-term notes payable	1,216	1,682
Current portion of finance and operating lease obligations	82	164
Total current liabilities	11,519	11,719
Long-term notes payable, net of current portion and debt issuance costs	7,378	7,747
Long-term portion of finance and operating lease obligations	—	21
Total liabilities	18,897	19,487
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 18,585,014 and 18,573,391 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	19	19
Additional paid-in capital	102,839	102,057
Accumulated other comprehensive loss	(432)	(18)
Accumulated deficit	(38,750)	(40,246)
Total stockholders’ equity	63,676	61,812
Total liabilities and stockholders’ equity	$82,573	$81,299

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Revenues	$18,598	$12,907	$38,368	$39,749
Operating expenses:
Cost of revenues	13,550	10,585	27,064	30,855
Change in unrealized (gain) loss on natural gas derivatives	(82)	(224)	(334)	(55)
Selling, general and administrative expenses	3,331	3,043	6,787	6,422
Gain from disposal of fixed assets	(72)	—	(199)	—
Depreciation expense	1,768	1,992	3,568	4,003
Total operating expenses	18,495	15,396	36,886	41,225
Income (loss) from operations before equity income	103	(2,489)	1,482	(1,476)
Net equity income from foreign joint venture operations:
Income from equity investment in foreign joint venture	340	741	587	1,134
Foreign joint venture operating related expenses	(45)	(56)	(95)	(104)
Net equity income from foreign joint venture operations	295	685	492	1,030
Income (loss) from operations	398	(1,804)	1,974	(446)
Other income (expense):
Interest income (expense), net	28	(147)	24	(297)
Interest (expense), net - related parties	—	(24)	—	(56)
Other (expense), net	26	(40)	5	(124)
Total other income (expense)	54	(211)	29	(477)
Net income (loss) before income tax expense	452	(2,015)	2,003	(923)
Income tax expense	425	159	507	167
Net income (loss)	$27	$(2,174)	$1,496	$(1,090)

Net income (loss) per common share (Note 12):
Basic and diluted per common share	$0.00	$(0.12)	$0.08	$(0.06)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$27	$(2,174)	$1,496	$(1,090)
Foreign currency translation adjustment, net of tax	52	(618)	(414)	(431)
Total comprehensive income (loss)	$79	$(2,792)	$1,082	$(1,521)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income	Deficit	Total
Balance at December 31, 2022	18,420,067	$19	$100,137	$82	$(40,371)	$59,867
Common stock issued from vesting of stock-based awards	13,587	—	—	—	—	—
Stock-based compensation	—	—	589	—	—	589
Net income	—	—	—	—	1,084	1,084
Other comprehensive income, net of tax	—	—	—	187	—	187
Balance at March 31, 2023	18,433,654	19	100,726	269	(39,287)	61,727
Common stock issued from vesting of stock-based awards	45,175	—	—	—	—	—
Stock-based compensation	—	—	593	—	—	593
Net loss	—	—	—	—	(2,174)	(2,174)
Other comprehensive loss, net of tax	—	—	—	(618)	—	(618)
Balance at June 30, 2023	18,478,829	$19	$101,319	$(349)	$(41,461)	$59,528

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	loss	Deficit	Total
Balance at December 31, 2023	18,573,391	$19	$102,057	$(18)	$(40,246)	$61,812
Common stock issued from vesting of stock-based awards	13,588	—	—	—	—	—
Stock-based compensation	—	—	383	—	—	383
Employee tax payments from stock-based withholding	(1,965)	—	(9)	—	—	(9)
Net income	—	—	—	—	1,469	1,469
Other comprehensive loss, net of tax	—	—	—	(466)	—	(466)
Balance at March 31, 2024	18,585,014	19	102,431	(484)	(38,777)	63,189
Stock-based compensation	—	—	408	—	—	408
Net income	—	—	—	—	27	27
Other comprehensive income, net of tax	—	—	—	52	—	52
Balance at June 30, 2024	18,585,014	$19	$102,839	$(432)	$(38,750)	$63,676

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss) from operations	$1,496	$(1,090)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Depreciation	3,568	4,003
Stock-based compensation expense	791	1,182
Bad debt expense	68	—
Gain from disposal of assets	(199)	—
Income from equity investment in joint venture	(587)	(1,134)
Cash settlements from natural gas derivatives, net	(359)	—
Realized and unrealized losses on natural gas derivatives, net	30	491
Distributions from equity investment in joint venture	1,716	813
Changes in operating assets and liabilities:
Accounts receivable	1,736	7,008
Prepaid expenses and other current assets	680	827
Accounts payable and accrued liabilities	(133)	(8,385)
Other	160	187
Net cash provided by operating activities	8,967	3,902
Cash flows from investing activities:
Acquisition of fixed assets	(2,249)	(5,211)
Proceeds from sale of assets	279	—
Net cash used in investing activities	(1,970)	(5,211)
Cash flows from financing activities:
Payments on short- and long-term notes payable	(875)	(731)
Payments on notes payable from related parties	—	(1,200)
Employee tax payments from restricted stock withholdings	(9)	(108)
Net cash used in financing activities	(884)	(2,039)
Effect of exchange rate changes on cash	(4)	18
Net increase (decrease) in cash and cash equivalents	6,109	(3,330)
Cash and cash equivalents, beginning of period	5,374	11,451
Cash and cash equivalents, end of period	$11,483	$8,121

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

The Company also builds power and control systems for the energy industry in China through its 40% owned Chinese joint venture, BOMAY Electric Industries, Inc (“BOMAY”). BOMAY is accounted for under the equity method.

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

Derivative Instruments

The Company had certain natural gas derivative instruments as of  June 30, 2024 and December 31, 2023. At June 30, 2024 and December 31, 2023, the fair value of the Company's derivatives was $0.3 million and $0, respectively.  The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for and has been designated as a hedge as well as the type of hedge. The Company has not designated its derivatives as hedges under U.S. GAAP. The Company did not enter into any derivative transactions for speculative purposes. Periodically, the Company enters into forward sales contracts for the delivery of LNG to its customers. Certain of these sales contracts contain provisions that may meet the criteria of a derivative in the event delivery is not made. These contracts are accounted for under the normal purchase normal sales exclusion under U.S. GAAP and are not measured at fair value each reporting period. See Note 3 for a further discussion of our derivatives.

2. REVENUE RECOGNITION

We recognize revenues when the transfer of promised goods or services are delivered to our customers in accordance with the applicable customer contract and we are entitled to be paid by the customer. Revenues are measured as consideration specified in the contract and exclude any sales incentives and amounts collected on behalf of third parties. Certain contracts may include multiple goods or services such as the usage of equipment and delivery of field support services that are bundled into an all-in price to the customer for each gallon of LNG delivered. Revenue recognition under these contracts requires significant judgment by the Company in order to determine the appropriate accounting for these transactions, including whether performance obligations should be accounted for separately versus together, how the price should be allocated among the performance obligations, and when to recognize revenue for each performance obligation. The Company has determined that these contracts have multiple performance obligations and the Company allocates the contract price to each performance obligation using its best estimates of the respective standalone selling price of each distinct good or service at the time the contract was negotiated.

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

Rental revenues

Rental revenues are generated from the rental of cryogenic equipment to our customers. Revenues related to rental of equipment are recognized under Topic 606 and not ASC 842: Leases, as the Company maintains control of the equipment that the customer uses and can replace the rented equipment with similar equipment should the rented equipment become inoperable or the Company chooses to replace the equipment for maintenance purposes. Rental revenues based upon day rates or monthly rates for the use of equipment as specifically established within the contract are recognized as the rental period is completed and for periods that cross month end, revenue is recognized for the portion of the rental period that has been completed to date. Performance obligations for rental revenue are considered to be satisfied as the rental period is completed based upon the terms of the related contract. Rental revenues from contracts with bundled pricing are based upon the fair value of the pricing components at the time the contract was negotiated and are recognized when the performance obligation has been satisfied in accordance with the contract. The stated rental rates within each contract are representative of the stand-alone rental rates at the time the contract was negotiated.

Service revenues

Service revenues are generated from engineering and field support services and represent the human resources provided to the customer to support the use of LNG at the customer’s job site. These include support and costs for mobilization and demobilization of equipment at customer sites as well as onsite technical support while customers are consuming LNG. Service revenues that are not dependent upon the gallons delivered or rental period but based upon the specific contractual terms and can be based on an event (i.e. mobilization or demobilization) or an hourly rate as specifically established within the contract and are recognized as the event is completed or work is done. Service revenues from contracts with bundled pricing are based upon the fair value of the pricing components at the time the contract was negotiated and are recognized when the performance obligation has been satisfied in accordance with the contract. The stated hourly labor rates in each contract are representative of the stand-alone hourly rates at the time the contract was negotiated.

Other revenues

Other revenues are items that, due to their nature, are disaggregated from the categories mentioned above such as expenses incurred by the Company on behalf of the customer that we contractually rebill to our customers on a cost-plus basis.

Disaggregated revenues

The table below presents revenue disaggregated by source, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2024	2023	2024	2023
LNG Product	$14,626	$10,568	$30,039	$32,473
Rental	1,682	1,063	3,855	3,310
Service	1,693	1,100	3,617	3,166
Other	597	176	857	800
Total revenues	$18,598	$12,907	$38,368	$39,749

The table below presents revenue disaggregated by geographic location, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2024	2023	2024	2023
United States	$17,373	$11,162	$35,880	$35,185
Mexico	1,225	1,745	2,488	4,564
Total revenues	$18,598	$12,907	$38,368	$39,749

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

During the fourth quarter of 2023, the Company entered into a two-year marine bunkering contract with a new customer which represents approximately 34% of the Company's revenue for both the three and the six months ended June 30, 2024.

3. DERIVATIVE INSTRUMENTS

As of June 30, 2024 and December 31, 2023 the Company held a series of call options (the "Call Options”) for the purchase of natural gas related to customer commitments. The Call Options are for a total of 0.7 million MMBtu (million British thermal units) and 0.3 million MMBtu of natural gas at June 30, 2024 and December 31, 2023, respectively. The Company purchased the Call Options to manage the risk of increasing natural gas prices above what it can charge its customers. The Company may also enter into other derivative transactions when beneficial. The Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on its Condensed Consolidated Balance Sheet. The fair value of the Call Options are predominantly determined from broker quotes and are considered a level 2 fair value measurement. The following table presents the location and fair value of the Call Options at June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
Location on Condensed Consolidated Balance Sheet	2024	2023
Prepaid expenses and other current assets (1),(2)	$329	$—
Right-of-use assets and other noncurrent assets (1),(2)	—	—
	$329	$—

(1)	Amounts are presented on a gross basis.

(2)	The classification between current and noncurrent assets is based upon when the Call Options mature.

The Company has not designated the Call Options as a hedge under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within change in unrealized loss or gain on natural gas derivatives within the Company's Condensed Consolidated Statements of Operations. The table below presents the changes in the fair value as well as the net realized gains and losses for all of its derivatives from the Call Options for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Changes in fair value of derivatives	2024	2023	2024	2023
Fair value of natural gas derivatives, beginning of period	$—	$151	$—	$572
Purchases of natural gas derivatives	359	—	359	—
Unrealized losses transferred to realized losses, net	(112)	(294)	(364)	(546)
Change in unrealized gain (loss) on natural gas derivatives (1)	82	224	334	55
Fair value of natural gas derivatives, end of period	$329	$81	$329	$81

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Realized gain (loss) from derivative instruments	2024	2023	2024	2023
Unrealized gains (losses) transferred to realized gains (losses), net	$(112)	$(294)	$(364)	$(546)
Derivative settlement payments received (2)	—	—	—	—
Realized gain (loss) from natural gas derivatives, net (2)	$(112)	$(294)	$(364)	$(546)

(1)	Amounts are presented as their own separate line item within the Company's Condensed Consolidated Statements of Operations.

(2)	Amounts are included within cost of revenues on the Company's Condensed Consolidated Statements of Operations.

The Company also enters into forward contracts for purchases of natural gas and/or electricity to meet liquefaction requirements and forward sales contracts for the delivery of LNG to its customers. These contracts are not accounted for as derivatives, but accounted for under the normal purchase normal sales exclusion under U.S. GAAP which are not measured at fair value each reporting period.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets at  June 30, 2024 and  December 31, 2023 consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid insurance	$330	$1,012
Prepaid supplier expenses	112	132
Other receivables	284	159
Natural gas derivatives at fair value, current	329	—
Deposits	125	237
Other	145	137
Total prepaid expenses and other current assets	$1,325	$1,677

5. PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at June 30, 2024 and  December 31, 2023 consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Liquefaction plants and systems	$49,195	$48,523
Real property and buildings	2,066	2,066
Vehicles and tanker trailers and equipment	49,023	49,689
Computer and office equipment	540	458
Construction in progress	9,570	9,879
Leasehold improvements	32	31
	110,426	110,646
Less: accumulated depreciation	(62,057)	(61,167)
	$48,369	$49,479

Depreciation expense totaled $1.8 million and $2.0 million for the three months ended  June 30, 2024 and June 30, 2023, respectively. Depreciation expense totaled $3.6 million and $4.0 million for the six months ended June 30, 2024 and 2023, respectively, all of which is included in the Condensed Consolidated Statements of Operations as a separate line item.

6. INVESTMENT IN FOREIGN JOINT VENTURE

The Company holds a 40% interest in BOMAY, which builds electrical systems. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), which owns 51%. The remaining 9% is owned by AA Energies, Inc. The Company made no sales to its joint venture during the three and six months ended June 30, 2024 and 2023.

The tables below present a summary of BOMAY's assets, liabilities and equity at  June 30, 2024 and December 31, 2023, and its operational results for the three and six months ended June 30, 2024 and 2023 in U.S. dollars (in thousands):

	June 30,	December 31,
	2024	2023
Assets:
Total current assets	$133,640	$135,217
Total non-current assets	2,802	3,003
Total assets	$136,442	$138,220
Liabilities and equity:
Total liabilities	$106,821	$104,760
Total joint ventures’ equity	29,621	33,460
Total liabilities and equity	$136,442	$138,220

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$22,062	$30,369	$39,301	$51,583
Gross profit	$2,436	$3,483	5,066	5,886
Net income	$770	$1,772	1,307	2,673

The table below presents the components of our investment in BOMAY and a summary of the activity within those components for the six months ended June 30, 2024 in U.S. dollars (in thousands):

	Initial Investment at Merger (1), (2)	Undistributed Earnings	Cumulative Foreign Exchange Translation Adj	Investment in BOMAY
Balance at December 31, 2023	$9,333	$2,967	$(291)	$12,009
Equity in earnings	—	587	—	587
Less: dividend distributions	—	(1,716)	—	(1,716)
Foreign currency translation gain (loss)	—	—	(339)	(339)
Balance at June 30, 2024	$9,333	$1,838	$(630)	$10,541

(1)

Accumulated statutory reserves in equity method investments of $2.7 million at  June 30, 2024 and  December 31, 2023 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”) regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

(2)

The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference is being accreted over an original period of nine years (the expected life of the joint venture). The Company's accretion during the six months ended June 30, 2024 and 2023 both totaled approximately $65 thousand each, respectively, and is included in income from equity investment in foreign joint venture in the accompanying Condensed Consolidated Statements of Operations. The remaining basis difference, net of accumulated accretion at  June 30, 2024 and  December 31, 2023 is summarized in the following table (in thousands):

	June 30,	December 31,
	2024	2023
Original basis difference	$1,165	$1,165
Less accumulated accretion	(637)	(573)
Net remaining basis difference at end of period	$528	$592

In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment of our investment in BOMAY is necessary for the period ending June 30, 2024.

7. ACCRUED LIABILITIES

The Company’s accrued liabilities at  June 30, 2024 and  December 31, 2023 consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Compensation and benefits	$2,168	$3,276
Other taxes payable	620	354
Other accrued liabilities	826	536
Total accrued liabilities	$3,614	$4,166

Accrued liabilities of $4.2 million at December 31, 2023 were reclassified from accrued liabilities to accounts payable, to conform to current presentation.

8. DEBT

The Company’s carrying value of debt, net of debt issuance costs at June 30, 2024 and  December 31, 2023 consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Secured term note, net of debt issuance costs	$8,468	$8,604
Insurance and other notes payable	126	825
Total	8,594	9,429
Less: amounts due within one year	(1,216)	(1,682)
Total long-term debt	$7,378	$7,747

 Total interest expense was $0.1 million and $0.4 million during the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company capitalized interest of $0.2 million and $0, respectively.

Revolving Credit Facility

On June 9, 2023, the Company, along with its subsidiaries, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and Stabilis LNG Port Allen, LLC (collectively, the “Borrowers”) entered into a three-year loan agreement (the “Revolving Credit Facility”) with Cadence Bank. The Revolving Credit Facility provides for a maximum aggregate amount of $10.0 million, subject to a borrowing base of 80% of eligible accounts receivable. The Company may request an increase in the maximum aggregate amount under the Revolving Credit Facility by up to $5.0 million, subject to the approval of Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Company’s accounts receivable and deposit accounts. Borrowings under the Revolving Credit Facility incur interest at the Prime Rate published by the Wall Street Journal. Any unused portion is subject to a quarterly unused commitment fee of 0.5% per annum. As of  June 30, 2024, no amounts have been drawn under the Revolving Credit Facility. The Revolving Credit Facility matures on June 9, 2026.

The Revolving Credit Facility contains various restrictions and covenants. Among other requirements, the Borrowers must maintain a consolidated net worth of at least $50.1 million as of  June 30, 2024, such minimum amount increasing on December 31 of each fiscal year thereafter by 50% of the Borrowers’ positive net income for that fiscal year, and must maintain a minimum Fixed Charge Coverage Ratio of 1.2 to 1.0 on a consolidated basis, as defined in the Revolving Credit Facility, as of the last day of each fiscal quarter, on a trailing twelve (12) months basis. The Revolving Credit Facility also contains customary events of default. If an event of default under the Revolving Credit Facility occurs and is continuing, then Cadence Bank may declare any outstanding obligations under the Revolving Credit Facility to be immediately due and payable. In addition, if any of the Borrowers become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Loan Agreement will automatically become immediately due and payable. As of June 30, 2024, the Company was in compliance with all its covenants related to the Revolving Credit Facility.

Secured Term Note

On April 8, 2021, the Company entered into a loan agreement (the “Loan Agreement”) with AmeriState Bank (“Lender”), to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “AmeriState Loan”). The Loan Agreement is secured by specific equipment owned by the Company. On September 19, 2023, the Loan Agreement was amended (the "First Amendment"), for the purpose of substituting certain items of collateral under the Loan Agreement. The AmeriState Loan is a term loan facility, matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter. The AmeriState Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the AmeriState Loan. As of June 30, 2024, $8.8 million remained outstanding with $1.0 million in remaining availability for future draws.

The Loan Agreement requires the Company to meet certain financial covenants which include a debt-to-net-worth ratio of not more than 9.1 to 1.0 and a debt service coverage ratio of not less than 1.2 to 1.0 on an annual basis beginning December 31, 2023. The Company was in compliance with all of its debt covenants as of June 30, 2024. Upon an Event of Default (as defined in the Loan Agreement), the Lender may (i) terminate its commitment, (ii) declare the outstanding principal amount of the Advancing Notes (as defined in the Loan Agreement) due and payable, or (iii) exercise all rights and remedies available to Lender under the Loan Agreement.

Insurance Notes Payable

The Company finances its annual commercial insurance premiums for its business and operations. For the 2023-2024 policies, the amount financed was $1.1 million.  The outstanding principal balance on the premium finance note was $0.1 million at  June 30, 2024. The Company makes equal monthly payments of principal and interest over the term of the note. The interest rate for the insurance financing is 7.95%.  At  December 31, 2023, the note's outstanding principal balance was $0.8 million.

9. RELATED PARTY TRANSACTIONS

Casey Crenshaw (our Chairman of the Board) is the beneficial owner of 50% of The Modern Group and is deemed to jointly control The Modern Group with family members.  The Company purchases supplies and services from subsidiaries of The Modern Group. In addition, the Company leases office space from The Modern Group. The Company had total purchases and lease payments of $0.1 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively. The Company had total purchases and lease payments of $37 thousand and $0.1 million for the three months ended June 30, 2024 and 2023, respectively. The Company had no sales to The Modern Group during the six months ended June 30, 2024 and 2023. As of  June 30, 2024 and December 31, 2023, the Company had no accounts receivable due from The Modern Group and accounts payable due to the Modern Group were immaterial.

Chart Energy and Chemicals, Inc. ("Chart E&C") beneficially owns 7.9% of our outstanding common stock at June 30, 2024. The Company made purchases from Chart E&C of $0.3 million and $11 thousand for the six months ended June 30, 2024 and 2023, respectively.  The Company made purchases from Chart E&C of $0.2 million and $11 thousand for the three months ended June 30, 2024 and 2023, respectively. The Company had no sales to Chart E&C during the six months ended June 30, 2024 and 2023 and no accounts receivable due from Chart E&C at June 30, 2024 and December 31, 2023. The Company had accounts payable due to Chart E&C of $0.3 million at  June 30, 2024. Accounts payable due to Chart E&C at December 31, 2023 was immaterial.

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

11. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stock-based Compensation

The Company includes stock compensation expense within general and administrative expenses in the Condensed Consolidated Statements of Operations. During the three months ended June 30, 2024 and June 30, 2023, the Company recognized $0.4 million and $0.6 million of stock compensation expense, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized $0.8 million and $1.2 million of stock compensation expense, respectively.

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

The Company made no stock-based awards during the six months ended June 30, 2024.

Issuances of Common Stock

During the six months ended June 30, 2024, and 2023, shares of common stock were issued upon vesting of restricted stock units, net of withholding shares for tax payments, totaling 11,623 shares and 58,762 shares, respectively. There were no stock options or stock appreciation rights exercised during the six months ended June 30, 2024 or 2023.

12. NET INCOME PER SHARE

The calculation of net income per common share for the three and six months ended June 30, 2024 and 2023 are presented below. Dilutive securities consist of unvested restricted stock units ("RSUs") deemed outstanding using the treasury method.  RSUs excluded from dilutive securities under the treasury method were 8,419 shares at  June 30, 2024. In addition, stock options of 2,074,505 and stock appreciation rights of 658,437 were excluded from diluted securities, as the exercise price exceeds the market price and inclusion would have had an anti-dilutive effect at  June 30, 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Weighted average shares:
Basic weighted average number of common shares outstanding	18,585,014	18,464,929	18,581,932	18,445,775
Dilutive securities (1)	5,170	—	5,170	—
Total shares including dilutive securities	18,590,184	18,464,929	18,587,102	18,445,775

Net income (loss)	$27	$(2,174)	$1,496	$(1,090)

Net income (loss) per common share:
Basic net income (loss) per common share	$-	$(0.12)	$0.08	$(0.06)
Diluted net income (loss) per common share	$-	$(0.12)	$0.08	$(0.06)

(1)	The Company had no dilutive securities for the three and six months ended June 30, 2023 since the Company incurred net losses for these periods and inclusion would be anti-dilutive.

13. SUPPLEMENTAL CASH FLOW INFORMATION

The Company's supplemental disclosure of cash flow information for the six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Six Months Ended
	June 30,
Supplemental Disclosure of Cash Flow Information:	2024	2023
Interest paid	$309	$334
Income taxes paid	403	207
Significant non-cash investing and financing activities:
Acquisition of fixed assets included within accounts payable and accrued expenses	$486	$3,043

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

Overview

Stabilis Solutions, Inc. and its subsidiaries is an energy transition company that provides turnkey clean energy production, storage, transportation and fueling solutions, primarily using liquefied natural gas (“LNG”), to multiple end markets. We provide LNG solutions to customers in diverse end markets, including aerospace, agriculture, energy, industrial, marine bunkering, mining, pipeline, remote power and utility markets. LNG can be used to deliver natural gas to locations where pipeline service is unavailable, has been interrupted, or needs to be supplemented. LNG can also be used to replace a variety of alternative fuels, including distillate fuel oil and propane, among others, to provide environmental and economic benefits. Increasingly, LNG is being utilized as a transportation fuel in the marine industry and as a propellant in the private rocket launch sector. We believe that these fuel markets are large and provide significant opportunities for LNG usage.

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

U.S. Department of Energy ("DOE") Approval to Export LNG

During the third quarter of 2022, Stabilis received authorization from the DOE to export domestically produced LNG to all free trade ("FTA") and non-free trade ("non-FTA") countries, for up to 51.75 billion cubic feet per year (or approximately 1.0 MTPA) of natural gas equivalent. The authorization is for a term of 28 years, provided certain milestones of utilization are achieved. As of June 30, 2024, the Company has not made any exports under this approval and has not expended material funds nor entered into any sales commitments. For exports to non-FTA countries, the Company has two years from the date it received authorization with which to initiate exportation of LNG.  For exports to FTA countries, the Company has five years from the date it received the authorization with which to initiate exportation of LNG. The Company anticipates it will meet the initial time requirement for exports to non-FTA and FTA countries.

The DOE authorization received during the third quarter of 2022 supplements the Company's existing other export license from the DOE, which authorizes the Company to import and export LNG from and to Canada and Mexico, via truck.  In the six months ended June 30, 2024, we delivered LNG to Mexico.

Results of Operations

Stabilis supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The comparative tables below reflect our consolidated operating results for the three months ended June 30, 2024 (the “Current Quarter”) as compared to the three months ended June 30, 2023 (the “Prior Year Quarter”) (unaudited, amounts in thousands, except for percentages).

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change
Revenues:
LNG Product	$14,626	$10,568	4,058	38.4%
Increase / (decrease) in gallons delivered	4,868			n/a
Rental	1,682	1,063	619	58.2
Service	1,693	1,100	593	53.9
Other	597	176	421	239.2
Total revenues	18,598	12,907	5,691	44.1
Operating expenses:
Cost of revenues	13,550	10,585	2,965	28.0
Change in unrealized (gain) loss on natural gas derivatives	(82)	(224)	142	(63.4)
Selling, general and administrative expenses	3,331	3,043	288	9.5
Gain from disposal of fixed assets	(72)	—	(72)	n/a
Depreciation expense	1,768	1,992	(224)	(11.2)
Total operating expenses	18,495	15,396	3,099	20.1
Income (loss) from operations before equity income	103	(2,489)	2,592	n/a
Net equity income from foreign joint venture operations	295	685	(390)	(56.9)
Income (loss) from operations	398	(1,804)	2,202	n/a
Other income (expense):
Interest income (expense), net	28	(147)	175	n/a
Interest (expense), net - related parties	—	(24)	24	(100.0)
Other (expense), net	26	(40)	66	(165.0)
Total other income (expense)	54	(211)	265	(125.6)
Net income (loss) before income tax expense	452	(2,015)	2,467	(122.4)
Income tax expense	425	159	266	n/a
Net income (loss)	27	(2,174)	2,201	n/a

Revenue

During the Current Quarter, revenues increased  $5.7 million, or 44%, compared to the Prior Year Quarter. The change in revenue primarily related to:

●	Increased gallons of LNG delivered in the Current Quarter compared to the Prior Year Quarter resulting in an increase in revenues of $4.4 million;

●	Increased pricing related to customer mix in the Current Quarter compared to the Prior Year Quarter resulting in an increase in revenues of $1.3 million; and

●	Increased rental, service and other revenues in the Current Quarter compared to the Prior Year Quarter, resulting in increased revenues of $1.6 million;

●

These increases were partially offset by decreased revenues from minimum purchase take-or-pay contracts in the Current Quarter compared to the Prior Year Quarter of $0.9 million; and lower natural gas prices in the Current Quarter compared to the Prior Year Quarter resulting in decreased revenue of $0.7 million.

Operating Expenses

Costs of revenues. Cost of revenues increased $3.0 million, or 28%, compared to the Prior Year Quarter. As a percentage of revenue, these costs were 73% and 82% in the Current Quarter and the Prior Year Quarter, respectively. The change in cost of revenues was primarily attributable to:

●	Increased gallons of LNG delivered in the Current Quarter compared to the Prior Year Quarter resulting in an increase in cost of revenues of $3.5 million;

●

Increased rental, service and other activities and increased liquefaction and transportation cost in the Current Quarter compared to the Prior Year Quarter, resulting in increased cost of revenues of $0.5 million; in addition to a small increase in costs from minimum purchase take-or-pay contracts during the Current Quarter compared to the Prior Year Quarter;

●	These increases were partially offset by lower natural gas prices in the Current Quarter compared to the Prior Year Quarter resulting in decreased cost of revenue of $1.0 million.

Change in unrealized gain/loss on natural gas derivatives. The Company recognized a gain of $0.1 million from the change in unrealized (gain) loss on natural gas derivatives in the Current Quarter compared to a gain of $0.2 million in the Prior Year Quarter. The gains in both periods were due to offsetting amortization of realized losses as call option volumes expired.

Selling, general and administrative expenses. Selling, general and administrative expense increased $0.3 million in the Current Quarter compared to the Prior Year Quarter primarily due to increased compensation costs.

Depreciation. Depreciation expense decreased $0.2 million during the Current Quarter as compared to the Prior Year Quarter due to assets reaching the end of their depreciable lives.

Gain on disposal of assets. The Company recorded a gain on disposal of assets of $0.1 million in the Current Quarter related to the sale of certain trucks during the Current Quarter.

Net equity income from foreign joint venture operations. Equity Income from the Company's foreign joint venture decreased by $0.4 million in Current Quarter compared to the Prior Year Quarter due to decreased net profits by the joint venture.

Interest (expense) income. Interest income, net was $28 thousand for the Current Quarter compared to interest expense of $0.1 million in the Prior Year Quarter.  The decrease in interest expense, net compared to the Prior Year Quarter is due to capitalized interest on capital projects and interest income earned on the Company's cash balances during the Current Quarter.

Interest expense, net - related parties. There was no related party interest expense in the Current Quarter, as the related party debt financing was paid in full at the end of fiscal year 2023, as compared to related party interest expense of $24 thousand in the Prior Year Quarter.

Other income (expense). Other income was $26 thousand during the Current Quarter compared to other expense of $40 thousand in the Prior Year Quarter related to transactional foreign exchange losses.

Income tax expense. The Company incurred state and foreign income tax expense of $0.4 million during the Current Quarter compared to $0.2 million during the Prior Year Quarter due to improved operating results. No U.S. federal income taxes were recorded for the Current Quarter or Prior Year Quarter as any net U.S. deferred tax assets generated from operating losses or used from operating income were offset by a change in the Company's valuation allowance on net deferred tax assets.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The comparative tables below reflect our consolidated operating results for the six months ended June 30, 2024 (the “Current Year”) as compared to the six months ended June 30, 2023 (the “Prior Year”) (unaudited, amounts in thousands, except for percentages).

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change
Revenues:
LNG Product	$30,039	$32,473	(2,434)	(7.5)%
Increase / (decrease) in gallons delivered	5,970			n/a
Rental	3,855	3,310	545	16.5
Service	3,617	3,166	451	14.2
Other	857	800	57	7.1
Total revenues	38,368	39,749	(1,381)	(3.5)
Operating expenses:
Cost of revenues	27,064	30,855	(3,791)	(12.3)
Change in unrealized (gain) loss on natural gas derivatives	(334)	(55)	(279)	n/a
Selling, general and administrative expenses	6,787	6,422	365	5.7
Gain from disposal of fixed assets	(199)	—	(199)	n/a
Depreciation expense	3,568	4,003	(435)	(10.9)
Total operating expenses	36,886	41,225	(4,339)	(10.5)
Income (loss) from operations before equity income	1,482	(1,476)	2,958	(200.4)
Net equity income from foreign joint venture operations	492	1,030	(538)	(52.2)
Income (loss) from operations	1,974	(446)	2,420	(542.6)
Other income (expense):
Interest income (expense), net	24	(297)	321	(108.1)
Interest (expense), net - related parties	—	(56)	56	(100.0)
Other (expense), net	5	(124)	129	(104.0)
Total other income (expense)	29	(477)	506	(106.1)
Net income (loss) before income tax expense	2,003	(923)	2,926	(317.0)
Income tax expense	507	167	340	n/a
Net income (loss)	1,496	(1,090)	2,586	(237.2)

Revenue

During the Current Year, revenues decreased  $1.4 million, or 4%, compared to the Prior Year. The change in revenue primarily related to:

●	Lower natural gas prices in the Current Year compared to the Prior Year resulting in decreased revenue of $6.5 million; and

●	Decreased revenues from minimum purchase take-or-pay contracts in the Current Year compared to the Prior Year of $4.3 million;

●

These decreases were partially offset by increased gallons of LNG delivered in the Current Year compared to the Prior Year resulting in an increase in revenues of $6.8 million; increased pricing related to customer mix in the Current Year compared to the Prior Year resulting in an increase in revenues of $1.5 million; and an increase in rental, service and other revenues in the Current Year compared to the Prior Year, resulting in an increase in revenues of $1.1 million.

Operating Expenses

Costs of revenues. Cost of revenues during the Current Year decreased $3.8 million, or 12%, compared to the Prior Year. As a percentage of revenue, these costs were 71% and 78% in the Current Year and the Prior Year, respectively. The change in cost of revenues was primarily attributable to:

●	Lower natural gas prices in the Current Year compared to the Prior Year resulting in decreased costs of revenues of $7.0 million;

●	Decreased costs from minimum purchase take-or-pay contracts during the Current Year compared to the Prior Year of $1.4 million; and

●	Decreased rental, service and other costs in the Current Year compared to the Prior Year, resulting in decreased costs of $1.0 million;

●

These decreases were partially offset by increased gallons of LNG delivered in the Current Year compared to the Prior Year resulting in higher costs of $5.3 million and increased liquefaction and transportation cost in the Current Year compared to the Prior Year of $0.2 million.

Change in unrealized gain/loss on natural gas derivatives. The Company recognized a gain of $0.3 million in the change in unrealized (gain) loss on natural gas derivatives for the Current Year compared to $0.1 million in the Prior Year. The gains in both periods were due to offsetting amortization of realized losses as call option volumes expired.

Selling, general and administrative expenses. Selling, general and administrative expense increased $0.4 million in the Current Year compared to the Prior Year primarily due to increased compensation costs.

Depreciation. Depreciation expense decreased $0.4 during the Current Year as compared to the Prior Year due to assets reaching the end of their depreciable lives.

Gain on disposal of assets. The Company recorded a gain on disposal of assets of $0.2 million in the Current Year related to the sale of certain assets in which proceeds of $0.3 million were received.

Net equity income from foreign joint venture operations. Equity Income from the Company's foreign joint venture decreased by $0.5 million in Current Year compared to the Prior Year due to decreased net profits by the joint venture.

Interest (expense) income. Interest income, net was $24 thousand for the Current Year compared to interest expense of $0.3 million in the Prior Year.  The decrease in interest expense, net compared to the Prior Year is due to capitalized interest on capital projects and interest income earned on the Company's cash balances during the Current Year.

Interest expense, net - related parties. There was no related party interest expense in the Current Year, as the related party debt financing was paid in full at the end of fiscal year 2023, as compared to related party interest expense of $0.1 million in the Prior Year.

Other income (expense). Other income was $5 thousand during the Current Year compared to expense of $0.1 million in the Prior Year related to transactional foreign exchange losses.

Income tax expense. The Company incurred a state and foreign income tax expense of $0.5 million during the Current Year compared to $0.2 million the Prior Year due to improved operating results. No U.S. federal income taxes were recorded for the Current Year or Prior Year as any net U.S. deferred tax assets generated from operating losses or used from operating income were offset by a change in the Company's valuation allowance on net deferred tax assets.

Liquidity and Capital Resources

Historically, our principal sources of liquidity have consisted of cash provided by our operations, cash on hand, proceeds received from borrowings under debt agreements and distributions received from our BOMAY joint venture. During the Current Year, our principal sources of liquidity were cash provided from our operations, our existing cash balances and distributions received from our BOMAY joint venture. The Company used cash flows generated from operations to invest in fixed assets to support growth, as well as to pay interest and principal outstanding under its debt agreements.

The Company has a three-year Revolving Credit Facility with Cadence Bank which provides for a maximum aggregate amount of $10.0 million, subject to a borrowing base of 80% of eligible accounts receivable. The Company may request an increase in the maximum aggregate amount under the Revolving Credit Facility by up to $5.0 million, subject to the approval of Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Borrowers’ accounts receivable and deposit accounts. Borrowings under the Revolving Credit Facility incur interest at the Prime Rate published by the Wall Street Journal. Any unused portion is subject to a quarterly unused commitment fee of 0.5% per annum. As of June 30, 2024, no amounts have been drawn under the Revolving Credit Facility. The Revolving Credit Facility matures on June 9, 2026. The Revolving Credit Facility contains various restrictions and covenants. The Company also has $1.0 million in remaining availability under its Secured Term Note with Ameristate Bank. As of June 30, 2024, the Company was in compliance with all its covenants related to its debt.

As of June 30, 2024, we had $11.5 million in cash and cash equivalents on hand and $8.7 million in outstanding debt (net of debt issuance costs), and lease obligations (of which $1.2 million is due in the next twelve months). The Company has total availability under the Revolving Credit Facility and the Ameristate Secured Term Loan Facility of $4.4 million at June 30, 2024. During the six months ended June 30, 2024, the Company made no draws on either the Revolving Credit Facility or the Ameristate Secured Term Loan Facility. The Company has also filed a shelf registration statement (described below) which provides the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions.

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

Cash Flows

Cash flows provided by (used in) our operating, investing and financing activities are summarized below (unaudited, in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$8,967	$3,902
Investing activities	(1,970)	(5,211)
Financing activities	(884)	(2,039)
Effect of exchange rate changes on cash	(4)	18
Net increase (decrease) in cash and cash equivalents	6,109	(3,330)
Cash and cash equivalents, beginning of period	5,374	11,451
Cash and cash equivalents, end of period	$11,483	$8,121

Operating Activities

Net cash provided by operating activities totaled $9.0 million for the six months ended June 30, 2024 compared to $3.9 million for the same period in 2023. The increase in net cash provided by operating activities of $5.1 million as compared to the Prior Year was primarily attributable to higher net income, higher distributions received from the Company's equity investment in BOMAY and changes in working capital.

Investing Activities

Net cash used in investing activities totaled $2.0 million for the six months ended June 30, 2024 compared to $5.2 million for the six months ended June 30, 2023. The decrease in net cash used in investing activities in the Current Year of $3.2 million was primarily due to cash paid to purchase additional liquefaction assets to support growth in the Prior Year and proceeds received from the sale of assets in the Current Year.

Financing Activities

Net cash used in financing activities totaled $0.9 million for the six months ended June 30, 2024, compared to $2.0 million for the six months ended June 30, 2023. The decrease in cash used in financing activities in the Current Year compared to the Prior Year is due to lower debt payments as a result of having fully repaid related party debt as of December 31, 2023.

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

Capital expenditures for the six months ended June 30, 2024 were $2.2 million and primarily related to the purchase of additional liquefaction assets, refurbishments and upgrades to existing assets and rolling stock. Future capital expenditures over the next twelve months will be dependent upon business needs as well as the availability of additional capital at favorable terms which is difficult to predict. At June 30, 2024, the Company had purchase orders open of approximately $5.3 million related to capital expenditures.

Shelf Registration Statement

On April 11, 2022, the Company filed a registration statement on Form S-3 (the “Shelf Registration”) which was declared effective on April 26, 2022 and will permit the Company to issue up to $100.0 million in either common stock, preferred stock, warrants or a combination of the above, and gives the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions. On December 16, 2022, the Company filed a prospectus supplement to the Shelf Registration that allows the Company to sell and issue shares of common stock directly to the public “at the market” as permitted in Rule 415 under the Securities Act. As a smaller reporting company, we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the Shelf Registration to no more than one-third of our public float in any twelve month period as measured in accordance with such instruction. There is no assurance that we will be able to raise capital pursuant to the Shelf Registration on acceptable terms or at all. At June 30, 2024 we have made no issuances under the Shelf Registration.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no transactions that met the definition of off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial position, operating results, liquidity, cash requirements or capital resources.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.  There have been no significant changes in the Company's “Critical Accounting Policies and Estimates” during the three and six months ended June 30, 2024 from those disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 7, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” the Company is not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2024.

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

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024 (“Form 10-K”), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. During the six months ended June 30, 2024, there have been no material changes in our risk factors disclosed in our 2023 Form 10-K.

ITEM 5. OTHER INFORMATION.

None of the Company's officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

Date: August 7, 2024

STABILIS SOLUTIONS, INC.

By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)