Form 10-K
period 2024-12-31
Stabilis Solutions, Inc.
filed 2025-02-25
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2024 was $18,425,307 based on the closing sale price, as reported by The Nasdaq Stock Market LLC.

As of February 25, 2025, there were 18,596,301 outstanding shares of our common stock, par value $.001 per share.

Documents Incorporated by Reference: None

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Our Company

Stabilis Solutions, Inc. and its subsidiaries (the “Company”, “Stabilis”, “our”, “us” or “we”) is an energy transition company that provides turnkey clean energy production, storage, transportation and fueling solutions using liquefied natural gas (“LNG”) to multiple end markets. We have safely delivered over 530 million gallons of LNG through more than 55,000 truck deliveries during our 21 year operating history, which we believe makes us one of the largest and most experienced small-scale LNG providers in North America. We define “small-scale” LNG production to include liquefiers that produce less than 1.7 million LNG gallons per day (or approximately 1.0 million tonnes per annum ("MTPA")) and “small-scale” LNG distribution to include distribution by trailer or tank container of up to 10,000 LNG gallons or by marine vessels that carry less than 8.0 million LNG gallons (approximately 30,000 cubic meters). The Company provides LNG solutions to customers in diverse end markets, including aerospace, agriculture, energy, industrial, marine bunkering, mining, pipeline, remote power and utility markets.

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

We believe that LNG provides an important balance between environmental sustainability, security and accessibility, and economic viability when compared to both renewables and other traditional hydrocarbon-based fuels and will play a key role in the energy transition.

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

Transportation and Logistics Services—Stabilis offers our customers a “virtual natural gas pipeline” by providing turnkey LNG transportation and logistics services in North America. We deliver LNG to our customers’ work sites from both our own production facilities and our network of approximately 25 third-party production sources located throughout North America. We own a fleet of cryogenic trailers to transport and deliver LNG. We also outsource similar equipment and transportation services for LNG from qualified third-party providers as required to support our customer base. Revenues earned from the transportation and logistical services of LNG to our customers are included within LNG Product revenue.

Cryogenic Equipment Rental—Stabilis operates a fleet in excess of 160 mobile LNG storage and vaporization assets, including: transportation trailers, electric and gas-fired vaporizers, ambient vaporizers, storage tanks, and mobile vehicle fuelers. We also own several stationary storage and regasification assets. We believe this is one of the largest fleets of small-scale LNG equipment in North America. Our fleet consists primarily of trailer-mounted mobile assets, making delivery to and between customer locations more efficient. We deploy these assets on job sites to provide our customers with the equipment required to transport, store, and consume LNG in their operations. Revenues earned from cryogenic equipment rental are included within Rental revenue.

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

We believe that the following factors could drive significant small-scale LNG market growth in North America over the next decade:

New and Expanding Markets for LNG such as Marine Bunkering and Rocket Propulsion. Demand for LNG as a marine fuel continues to grow. While LNG bunkering infrastructure is more developed in other regions such as Europe, there is limited LNG bunkering infrastructure currently available in North America. The marine industry is expected to drive additional demand for domestically produced LNG in the coming years. The International Maritime Organization (“IMO”) has imposed a global sulfur cap of 0.5% on ships trading outside of established emission control areas starting in January 2020, a level that could be difficult to achieve using common marine fuels, such as heavy fuel oil, but could be achieved using LNG. Increasingly, more stringent global carbon emission targets are also fueling the adoption of LNG as a marine fuel. Large marine vessels, such as cruise ships and container ships, can take between several hundred thousand gallons up to several million gallons of LNG in a single fuel bunkering event. At December 31, 2024, there were 657 LNG fueled marine vessels in the global fleet with 627 more new build vessels on order for delivery by 2033, practically doubling the number of LNG fueled vessels by 2033. New build container ships represent the largest sector with 314 vessels on order by 2033. During the fourth quarter of 2023, the Company entered into a two-year marine bunkering contract for an estimated 22 million gallons per year. The Company expects that additional marine bunkering opportunities will become available as additional marine vessels that use LNG as the primary fuel of choice are delivered to vessel fleets and commence routine operations.  Additionally, LNG is increasingly becoming the fuel of choice for reusable rocket propulsion systems due to its higher energy density, reduced risk of explosion and ease and cost to produce. The commercial satellite industry is expected to drive a significant increase in launches and demand for LNG to support this growth.

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

ULSD, Propane & LNG pricing- December 31, 2014 to December 31, 2024

38.00
33.00
28.00
23.00
18.00
13.00
8.00
3.00
(2.00)
$ per MMBTU
Data Source: EIA.gov; Mount Belvieu propane pricing; LA Harbor ULSD pricing; National Henry Hub Average U.S. Citygate NG Pricing
Dec-14
Jun-15
Dec-15
Jun-16
Dec-16
Jun-17
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Dec-23
Jun-24
Dec-24
DATE
Propane
ULSD
LNG
Henry Hub

Better Safety than Alternative Fuels. The physical characteristics of LNG make it a safer and more environmentally friendly fuel when compared to diesel and propane because it boils and dissipates rapidly into the air when spilled instead of pooling on or near the ground. If released, LNG is also less combustible than diesel and propane because it ignites at relatively high temperatures and within a narrow flammability range when mixed with air. In addition, LNG fuel tanks and systems used in natural gas applications are subjected to a number of required federal and state safety tests, such as fire, environmental hazard, burst pressure and crash testing that enhance their safety.

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

Our Customers

Stabilis serves customers in a variety of end markets, including aerospace, agriculture, energy, industrial, marine bunkering, mining, pipeline, remote power and utility markets within North America. We believe these customer markets are well suited to use LNG because they consume relatively high volumes of fuel, operate in mobile, temporary or off-pipeline locations, have limited access to alternative fuel sources, and/or are facing increasingly stringent emissions or other environmental requirements. We currently serve approximately 35 customers. For the year ended December 31, 2024, Carnival Corporation and Aggreko Plc each accounted for more than 10% of our revenues. During such period, no other purchaser accounted for 10% or more of our revenue.

Aerospace. The Aerospace industry utilizes LNG as a propellant for rocket propulsion systems and LNG provides an economical, clean burning, and easily stored fuel for rocket engines. Aerospace firms may also utilize LNG for power generation at remote facilities.

Agriculture. The Agriculture industry utilizes LNG to power high horsepower engines, greenhouses and also for agricultural dryers for generating heat as LNG has a clean and consistent burn that makes heating operations more predictable.

Energy. Energy producers use high horsepower engines and turbines to power their drilling and pressure pumping operations. LNG displaces some of the total diesel fuel consumption in these applications using dual-fuel engine technology. We believe that energy producers can use LNG to reduce fuel costs and to meet environmental emissions requirements.

Industrial. Industrial applications for LNG include sand and aggregate producers, asphalt plants, food processers, paper mills, and general manufacturing facilities. LNG often replaces propane, fuel oil, or diesel fuel in these applications. These customers often cannot justify the cost of new pipeline infrastructure and using LNG requires minimal up-front costs, regulatory approvals, and lead times. We believe LNG is optimal for these applications because it is cost-effective with stable pricing, offers consistent supply without curtailments, provides an energy density that minimizes storage requirements, and has a clean and consistent burn that makes heating operations more predictable.

Marine Bunkering of LNG. We believe that providing LNG as a fuel source to the marine transportation industry represents a significant opportunity for us. As vessels such as container ships, tankers and cruise ships expand the use of LNG as a fuel source, we believe that we are positioned to capitalize on future growth. LNG also allows vessel operators to meet strict emission requirements that are difficult to achieve using common marine fuels, such as heavy fuel oil, but could be achieved using LNG. Large marine vessels such as container ships can take several hundred thousand gallons of LNG in a single fuel bunkering event. The Company expects that additional marine bunkering opportunities will become available as newly constructed marine vessels that use LNG as the primary fuel of choice are delivered to vessel fleets and commence routine operations in North America.

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

Competitive Strengths

Stabilis believes that we are well positioned to execute our business strategies based on the following competitive strengths:

LNG is an economically and environmentally attractive product. Stabilis believes that many of our customers use LNG because it can significantly reduce harmful carbon dioxide, nitrogen oxide, sulfur, particulate matter, and other emissions as compared to other hydrocarbon-based fuels. LNG is also an important partner fuel for renewables such as solar and wind power and will be a key component of the energy transition to more sustainable sources of energy. We also believe that the combination of cost and environmental benefits makes LNG a compelling fuel source for many energy consumers. We believe that LNG can be delivered to customers at prices that are lower and more stable than what they would pay for distillate fuels or propane. In addition, LNG as a fuel may decrease operating costs by reducing equipment maintenance requirements and providing more consistent burn characteristics. U.S. natural gas supplies are price advantaged and face less price volatility versus natural gas from outside the U.S.

Demonstrated ability to execute LNG projects safely and cost effectively. Stabilis has produced and delivered over 530 million gallons of LNG to our customers throughout our 21-year operating history. Our experience includes building and operating LNG production facilities, delivering LNG from third-party sources to our customers, and designing and executing a wide-variety of turnkey LNG fueling solutions for our customers using our cryogenic equipment fleet supported by our engineers and field service teams. We have experience serving customers in multiple end markets including aerospace, agriculture, energy, industrial, marine bunkering, mining, pipeline, remote power and utilities. We also have experience exporting LNG to Mexico, Canada and Europe. Finally, we believe our team is among the most experienced in the small-scale LNG industry. We believe that we can leverage this proven LNG execution experience to grow our business in existing markets and expand our business into new markets.

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

Competition

The market for LNG is highly competitive and we have multiple competitors for fuel. Stabilis believes the biggest competition for LNG in many applications is distillate fuels, such as diesel and marine gas oil, and propane as they power the majority of engines and generators in our target markets. We also compete with other fuel sources including pipeline natural gas and compressed natural gas ("CNG").

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

Within Stabilis' predominately land-based commercial and industrial (C&I) markets, Stabilis does not believe that we compete with mid-scale and world-scale LNG liquefiers that produce more than 1,700,000 LNG gallons per day (approximately 2,700 tonnes per day or 1.0 MTPA). These large LNG production facilities typically are designed and permitted to fill large marine vessels that deliver cargos of 26.5 million gallons (approximately 42,200 tonnes) of LNG or more to large import terminals in foreign markets.  We do not believe that any of them currently have or plan to have truck loading facilities that would be required to supply LNG to small-scale LNG customers. Within Stabilis' growing marine market, given the volumes of LNG that are needed to be bunkered via marine bunker vessel and long standing market for the shipment and trading of LNG globally, mid-scale and world-scale LNG liquefiers currently provide LNG to support early market demand and should be expected to continue to play a role fueling future market growth.

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

Seasonality

We did not experience significant seasonal variations in volume of LNG delivered to our customers during 2024, and we do not expect future volumes to be significantly impacted by seasonal variations. However, our revenues are susceptible to variations due to changes in the price of natural gas. The price of natural gas can fluctuate at any time during the year due to isolated factors, but on average, natural gas prices tend to be higher in peak winter and peak summer months when heating and cooling demand is seasonally higher.

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

Import  & Export of LNG. In the third quarter of 2022, Stabilis received authorization from the DOE to export domestically produced LNG to all free trade ("FTA") and non-free trade ("non-FTA") countries, for up to 51.75 billion cubic feet per year (or approximately 1.0 MTPA) of natural gas equivalent. The authorization is for shipments of LNG for a term of 28 years with approximately 26 years remaining under this authorization. As of December 31, 2024, the Company has met the initial time requirement to initiate exports to non-FTA countries. In 2024, we delivered LNG to Europe under this authorization. For exports to FTA countries, the Company has five years from the date it received the authorization with which to initiate exportation of LNG.

The DOE authorization received during the third quarter of 2022 supplements the Company's other existing export license from the DOE, which authorizes the Company to import and export LNG from and to Canada and Mexico, via truck.  In 2024, we delivered LNG to Mexico under this authorization.

Human Capital Resources

Stabilis believes that one of its key assets is the collective expertise, experience and diversity of its workforce. The Company depends on all of its employees, including its executive officers and senior management, to successfully operate its businesses and to successfully execute its strategy going forward. As of December 31, 2024, Stabilis had 104 employees, all of whom were full-time employees. We believe our relations with employees are satisfactory. None of our employees are currently subject to a collective bargaining agreement.

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

We currently have operations in Mexico and in China. We could experience losses resulting from weakening foreign economies (including foreign exchange losses), as well as unforeseen or unexpected operating, financial, political or cultural factors in these countries. Strained diplomatic and political relationships between the United States and these foreign countries, along with weaker legal systems, could also adversely affect our investment and business opportunities in these countries. See Note 7 of the Notes to Consolidated Financial Statements for additional information on our investment in the foreign joint venture.

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

We currently depend upon a limited number of customers. Our near term ability to generate cash is both dependent on the small number of customers’ continued willingness and ability to perform their obligations under their respective contracts. In the event one of our significant customer fails to perform its obligations under their contracts, our operating results, cash flow and liquidity could be materially and adversely affected, even if we were ultimately successful in seeking damages from any of these customers in the event of a breach of the contract. For the year ended December 31, 2024, Carnival Corporation and Aggreko Plc each accounted for more than 10% of our revenues.

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

We are a “smaller reporting company,” within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a “smaller reporting company,” we are subject to lesser disclosure obligations in our SEC filings compared to other issuers. Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status a “smaller reporting company” may make it harder for investors to analyze our operating results and financial ability to execute our strategy and make our common stock less attractive to investors. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

J. Casey Crenshaw has voting control over our Company.

As of December 31, 2024, J. Casey Crenshaw has beneficial ownership of 71.3% of the outstanding shares of our common stock. As a result, Mr. Crenshaw may control all matters that require stockholder approval, as well as our management and affairs. For example, Mr. Crenshaw may unilaterally approve the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way the Company is managed or the direction of its business. Mr. Crenshaw’s interests with respect to matters potentially or actually involving or affecting the Company, such as future acquisitions, financings and other corporate opportunities and attempts to acquire the Company, may conflict with the interests of our other stockholders. This concentration of ownership control may:

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

We hold a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), who owns 51%. The remaining 9% is owned by AA Energies, Inc. Our joint venture, BOMAY, has a finite life that is set to terminate in 2028. The joint venture may be terminated earlier for valid business reasons including force majeure. In the event the joint venture is to be terminated, either party may acquire the other parties’ interests and continue the operations of the joint venture. Additionally, the term of the joint venture may be extended upon agreement of all parties subject to approval from the relevant Chinese authority six months before expiration of the venture. At this time, Stabilis has no indication that the joint venture will not be extended; however, U.S. and Chinese political relations are strained and we can provide no assurance that such an extension will occur. The balance of our investment in BOMAY at December 31, 2024 was $11.7 million accounted for using the equity method of accounting and is subject to risk. See Note 7 of the Notes to Consolidated Financial Statements for further discussion or our investment in BOMAY.

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

The impact of potential tariffs proposed by the Trump administration is uncertain.

The Trump administration has proposed tariffs on goods imported from other countries including Mexico. The extent, duration and impact of such tariffs are uncertain at this time. It is also possible that tariffs imposed by the U.S. on foreign imports may potentially be reciprocated with tariffs imposed by other countries on exports of U.S. goods and services into that country. The Company sources all of its natural gas used as feedstock in its liquefaction facilities and purchases most of its LNG acquired from third parties from U.S. sources. Deliveries of LNG within Mexico can be sourced from both U.S. and from third parties within Mexico; however, increased tariffs could also limit foreign opportunities and decrease economic viability of sources of natural gas as well as have more general economic impacts of increasing costs, weakening  demand and inflation.

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

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. We partner with a third-party information technology company to address and manage each of the critical aspects of cybersecurity risk mitigation. The user aspect is addressed by deploying endpoint detection and response software on all endpoints, as well as extensive phishing testing and training for every user. This is further reinforced with additional monitoring to identify any aberrant activity within our network or software as a service ("SaaS") tools. A 3-2-1 backup strategy is used, resulting in a copy of all backup data offsite in the unlikely event that the disaster recovery plan is required. Our backup system is regularly confirmed through routine data recoveries, test recoveries and monitoring that alert to any unexpected errors or failures with the system.

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

Our management, represented by senior management, leads the cybersecurity risk assessment and mitigation processes, along with information technology management staff and our third-party business technology partner. Our third-party business technology partner has over 21 years of experience in cybersecurity and information technology. Continuous monitoring and routine meetings are conducted in order for the Company's information technology team and third-party business technology firm to update senior management regarding prevention, detection, mitigation and remediation of any cybersecurity threats or incidents.

ITEM 2. PROPERTIES

The corporate headquarters of Stabilis are located at 11750 Katy Freeway, Suite 900, Houston, TX 77079. Stabilis leases its general office space at its corporate headquarters from a related party, on a month-to-month basis.

Stabilis or its subsidiaries currently own or lease the following principal properties:

Facility Location	Use	Size	Leased or Owned	Expiration of Lease
Houston, TX	Office	8,583 sq. ft.	Leased	Month to month
Monterrey, Mexico	Office	1,888 sq. ft.	Leased	August 14, 2027
George West, TX	LNG Plant	3,400 sq. ft. on 31.04 acres	Owned	N/A
Port Allen, LA	LNG Plant	2,400 sq. ft. on 18.98 acres	Owned	N/A

The Company also leases marine bunkering staging sites in Texas on a short term basis to support operations. We believe that our existing facilities are adequate for our operations and their locations allow us to efficiently serve our customers.

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

The Company did not declare or pay cash dividends on common shares in either fiscal year 2024 and 2023. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operations of its business.

Holders

As of February 25, 2025, we had 26 holders of record of our common stock and 18,596,301 shares of common stock outstanding, based on information provided by our transfer agent.

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

OVERVIEW

Stabilis Solutions, Inc. and its subsidiaries is an energy transition company that provides turnkey clean energy production, storage, transportation and fueling solutions primarily using liquefied natural gas (“LNG”) to multiple end markets. We provide LNG solutions to customers in diverse end markets, including aerospace, agriculture, energy, industrial, marine bunkering, mining, pipeline, remote power and utility markets. LNG can be used to deliver natural gas to locations where pipeline service is unavailable, has been interrupted, or needs to be supplemented. LNG can also be used to replace a variety of fuels, including distillate fuel oil, such as diesel and marine gas oil, and propane, among others, to provide environmental and economic benefits. Increasingly, LNG is being utilized as a transportation fuel in the marine industry and as a propellant in the private rocket launch sector. We believe that these fuel markets are large and provide significant opportunities for LNG usage.

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

U.S. Department of Energy ("DOE") Approval to Export LNG

In the third quarter of 2022, Stabilis received authorization from the DOE to export domestically produced LNG to all free trade ("FTA") and non-free trade ("non-FTA") countries, for up to 51.75 billion cubic feet per year (or approximately 1.0 MTPA) of natural gas equivalent. The authorization is for shipments of LNG and is for a term of 28 years with a remaining term of approximately 26 years under this authorization. As of December 31, 2024, the Company has met the initial time requirement to initiate exports to non-FTA countries. In 2024, we delivered LNG to Europe under this authorization. For exports to FTA countries, the Company has five years from the date it received the authorization with which to initiate exportation of LNG.

The DOE authorization received during the third quarter of 2022 supplements the Company's other existing export license from the DOE, which authorizes the Company to import and export LNG from and to Canada and Mexico, via truck.  In 2024, we delivered LNG to Mexico under this authorization.

Revolving Credit Facility

The Company maintains a three-year revolving credit facility with Cadence Bank for a maximum aggregate amount of $10 million, which expires in June 2026. The Company may request an increase in the maximum aggregate amount by up to $5 million, subject to the approval by Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Company's accounts receivable and deposit accounts, subject to a borrowing base of 80% of eligible accounts receivable. The revolving credit facility provides additional sources of liquidity, if needed, to fund additional capital expenditures and/or bridge short-term liquidity needs for new contracts. See also Note 9 in the Notes to Consolidated Financial Statements for further discussion of our revolving credit facility.

Acquisition of Additional Liquefaction Assets

During the second quarter of 2023, the Company acquired the key components of a 100,000 LNG gallon per day liquefaction train for $6.0 million. During 2024, the Company installed four storage tanks acquired in this transaction at its liquefaction facility in George West, Texas. The Company is currently evaluating the best alternatives for installation of the remaining assets into its operations.

Customer Contracts within our New and Expanding Markets for LNG

The Company expects that LNG demand for marine fuel will increase as marine vessels that use LNG as the primary fuel of choice are delivered to vessel fleets and commence routine operations. During the fourth quarter of 2023, the Company entered into a marine bunkering contract with a cruise industry customer to deliver an estimated 22 million gallons of LNG per year. Additionally, the Company expects that LNG demand will increase to support anticipated increased commercial rocket launch activity.  Stabilis is positioned to remain a key supplier of LNG as propellant and has contracts to supply high-purity propellant to two commercial space exploration companies.

Customer Contracts – Supporting Energy Grid Resiliency

The Company continues to provide LNG for peak load, intermittent, and emergency relief power across multiple industries. During 2024, the Company secured the extension of its LNG supply agreement with a leading global provider of on-demand industrial power solutions to provide turnkey production and last mile delivery of up to 9.5 million gallons of LNG to generate roughly 23 megawatt-hours of grid resiliency power in support of communities along the Gulf Coast through May 2025.

Management Transition

Effective January 31, 2025, the Company entered into a release and consulting agreement with Westervelt T. Ballard, Jr. (formerly the Company's President and Chief Executive Officer) pursuant to which the Company and Mr. Ballard mutually agreed to terminate his employment as President and Chief Executive Officer and Mr. Ballard transitioned to a consultant of the Company. Additionally, Mr. Ballard voluntarily resigned as a member of the Company’s Board of Directors. Concurrent with Mr. Ballard's departure, the Company appointed the Company’s Chairman of the Board, J. Casey Crenshaw, as its Executive Chairman, and interim President and Chief Executive Officer.  See Notes to the Consolidated Financial Statements, Note 17 - Subsequent Events, for additional discussion related to Mr. Ballard's departure and Mr. Crenshaw's expanded role.

RESULTS OF OPERATIONS

The comparative tables below reflect our consolidated operating results for the year ended December 31, 2024 (the “Current Year”) as compared to the year ended December 31, 2023 (the “Prior Year”) (amounts in thousands, except for percentages).

Consolidated Results	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenues:
LNG Product	$57,351	$58,517	$(1,166)	(2.0)%
Increase / (decrease) in gallons delivered	8,165
Rental	7,273	6,210	1,063	17.1
Service	7,436	6,886	550	8.0
Other	1,233	1,501	(268)	(17.9)
Total revenues	73,293	73,114	179	0.2
Operating expenses:
Costs of revenues	52,069	54,919	(2,850)	(5.2)
Change in unrealized loss (gain) on natural gas derivatives	(310)	(541)	231	(42.7)
Selling, general and administrative expenses	11,763	12,893	(1,130)	(8.8)
Gain from disposal of fixed assets	(761)	(1,223)	462	(37.8)
Depreciation expense	7,146	7,878	(732)	(9.3)
Total operating expenses	69,907	73,926	(4,019)	(5.4)
Income (loss) from operations before equity income	3,386	(812)	4,198	(517.0)
Net equity income from foreign joint venture operations	1,564	1,691	(127)	(7.5)
Income from operations	4,950	879	4,071	463.1
Other income (expense):
Interest income (expense), net	112	(256)	368	(143.8)
Interest expense, net - related parties	—	(78)	78	(100.0)
Other income (expense)	22	(176)	198	(112.5)
Total other income (expense)	134	(510)	644	(126.3)
Net income before income tax expense	5,084	369	4,715	1,277.8
Income tax expense	485	244	241	98.8
Net income	$4,599	$125	$4,474	3579.2%

Revenue

During the Current Year revenues increased $0.2 million, or 0.2%, compared to the Prior Year. The increase in revenues primarily related to:

•	Increased LNG delivered to customers of 8.2 million gallons during the Current Year compared to the Prior Year, resulting in an increase in revenue of $8.7 million;

•	Increased customer pricing during the Current Year compared to the Prior Year, resulting in an increase in revenue of $2.3 million;

•	Increased rental and service revenues during the Current Year compared to the Prior Year, resulting in an increase in revenue of $1.6 million;

•	The above increases were offset by a decrease in natural gas prices during the Current Year compared to the Prior Year, resulting in a reduction in revenue of $7.2 million; and

•	Decreased revenues from minimum take-or-pay contracts of $5.0 million and a decrease in other revenues of $0.2 million.

Operating Expenses

Costs of revenues. Cost of revenues decreased $2.9 million, or 5.2%, in the Current Year compared to the Prior Year. As a percentage of revenue, these costs were 71.0% and 75.1% in the Current Year and the Prior Year, respectively. The decrease in cost of revenues was attributable to:

•	Decreased natural gas prices during the Current Year compared to the Prior Year, resulting in decreased costs of revenues of $8.5 million;

•	Decreased minimum take-or-pay costs of $1.4 million;

•	A decrease in service and rental costs of $0.9 million during the Current Year compared to the Prior Year related to reduced travel and labor costs;

•

The above decreases were partially offset by increased LNG delivered to customers of 8.2 million gallons during the Current Year compared to the Prior Year, resulting in increased costs of revenues of $6.5 million; and

•

Increased liquefaction and transportation costs from increased third party purchases, resulting in higher costs and further transport distances during the Current Year compared to the Prior Year, resulting in increased costs of revenues of $1.4 million.

Change in unrealized loss (gain) on natural gas derivatives. The Company incurred a gain of $0.3 million on the change in unrealized losses associated with the Company's natural gas derivatives in the Current Year compared to a gain of $0.5 million in the Prior Year. The gains in both periods were due to offsetting amortization of realized losses as call option volumes expired unexercised.  See Note 4 in the Notes to the Consolidated Financial Statements for a further discussion of our derivatives.

Selling, general and administrative. Selling, general and administrative expense decreased $1.1 million, or 8.8%, during the Current Year as compared to the Prior Year primarily due to decreased incentive compensation and personnel costs, including lower stock-based compensation expense.

Gain on the disposal of fixed assets. The Company recorded a gain on the disposal of fixed assets of $0.8 million in the Current Year from the sale of various assets which included vaporizers and storage tanks primarily to customers on their sites. Gain on the disposal of fixed assets of $1.2 million was recognized in the Prior Year related to proceeds received on an insurance settlement pertaining to certain assets damaged in a fire in June of 2023 and from a settlement received for a damaged trailer.

Depreciation. Depreciation expense in the Current Year decreased $0.7 million compared to the Prior Year due to assets reaching the end of their depreciable lives.

Net Equity Income From Foreign Joint Ventures' Operations. Income from investments in foreign joint ventures decreased by $0.1 million, or 7.5%, in the Current Year compared to the Prior Year primarily due to lower earnings in China.

Other Income (Expense)

Interest income (expense), net. Interest expense, net decreased by $0.4 million in the Current Year primarily due to the Company's interest income on its cash balances and capitalized interest in the Current Year compared to the Prior Year.  Additionally, lower debt service was incurred on lower debt balances in the Current Year.

Interest expense, net - related parties. Related party interest expense decreased $0.1 million during the Current Year as compared to the Prior Year due to the pay off of the debt owed to MG Finance Co., Ltd. ("MG Finance"), a related party, in December of the Prior Year.

Other income (expense). Other expense was lower in the Current Year compared to the Prior Year, related to foreign exchange transactions.

Income tax expense. The Company incurred state and foreign income tax expense of $0.5 million during the Current Year primarily related to state income taxes owed from operating income and foreign taxes paid in connection with the cash dividend received from our BOMAY joint venture. The Company incurred state income and foreign tax expense of $0.2 million in the Prior Year. No U.S. federal income tax expense was recorded for the Current Year or Prior Year as the Company had sufficient deferred tax assets to offset any U.S. federal taxes which were fully offset by a change in the Company's valuation allowance on utilized deferred tax assets.

SEASONALITY AND INFLATION

Seasonality

We did not experience significant variations in volume of LNG delivered to our customers resulting from seasonal variations during 2024. However, our revenues are susceptible to variations due to changes in the price of natural gas. The price of natural gas can fluctuate at any time during the year due to isolated factors, but generally, natural gas prices tend to be higher in peak winter and peak summer months when heating and cooling demand is seasonally higher.

Inflation

The Company continued to experience inflationary pressure during 2024. Specifically, costs for fuel, repairs, maintenance, electricity, wages for skilled labor and insurance continue to increase. We have responded with increasing our pricing to our customers. While we pass a significant portion of the cost of natural gas and transportation on to our customers, we are not able to pass through all costs. No assurances can be made about future price trends; the ultimate extent and effects of these impacts are difficult to estimate; however, continued periods of increasing costs could adversely impact our future results and operating cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our principal sources of liquidity have consisted of cash provided by our operations, cash on hand, proceeds received from borrowings under the AmeriState Loan described below and distributions from our BOMAY joint venture. In prior years, the Company also obtained debt financing from MG Finance, a related party, which was paid in full as of December 31, 2023. During 2024, our principal sources of liquidity were cash provided from our operations, our existing cash balances and distributions from our BOMAY joint venture. The Company used cash flows generated from operations to invest in fixed assets and increased working capital to support growth as well as to pay interest and principal amounts outstanding under our debt agreements.

On June 9, 2023, the Company, along with its subsidiaries, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and Stabilis LNG Port Allen, LLC (collectively, the “Borrowers”) entered into a three-year loan agreement (the “Revolving Credit Facility”) with Cadence Bank. The Revolving Credit Facility provides for a maximum aggregate amount of $10.0 million, subject to a borrowing base of 80% of eligible accounts receivable. The Company may request an increase in the maximum aggregate amount under the Revolving Credit Facility by up to $5.0 million, subject to the approval of Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Borrowers’ accounts receivable and deposit accounts. Borrowings under the Revolving Credit Facility incur interest at the Prime Rate published by the Wall Street Journal. Any unused portion is subject to a quarterly unused commitment fee of 0.5% per annum. As of December 31, 2024, no amounts have been drawn under the Revolving Credit Facility. The Revolving Credit Facility matures on June 9, 2026. The Revolving Credit Facility contains various restrictions and covenants. As of December 31, 2024, the Company was in compliance with all its covenants related to the Revolving Credit Facility.

As of December 31, 2024, we had $9.0 million in cash and cash equivalents on hand and $9.3 million in outstanding debt (net of debt issuance costs) and lease obligations (of which $2.4 million is due in 2025). The Company has total availability under the Revolving Credit Facility and the AmeriState Secured Term Loan Facility of $4.3 million at December 31, 2024.  The Company had no draw downs on the Revolving Credit Facility during the year ended December 31, 2024. The Company has also filed a shelf registration statement (described below) which provides the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions.

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

Cash Flows

Cash flows provided by (used in) our operating, investing and financing activities are summarized below (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$13,693	$6,712
Investing activities	(8,120)	(8,910)
Financing activities	(1,914)	(3,884)
Effect of exchange rate changes on cash	(46)	5
Net increase (decrease) in cash and cash equivalents	3,613	(6,077)
Cash and cash equivalents, beginning of year	5,374	11,451
Cash and cash equivalents, end of year	$8,987	$5,374

Operating Activities

Net cash provided by operating activities totaled $13.7 million and $6.7 million for the twelve months ended December 31, 2024 and 2023, respectively. The increase in net cash provided by operating activities of $7.0 million as compared to the Prior Year was primarily attributable to the increase in net income, improved collections and reduced payments of accounts payable and accrued liabilities compared to the Prior Year.

Investing Activities

Net cash used in investing activities totaled $8.1 million and $8.9 million for the twelve months ended December 31, 2024 and 2023, respectively. In both the Current Year and the Prior Year, cash used in investing was primarily for the acquisition of liquefaction assets and their subsequent deployment. During the years ended December 31, 2024 and 2023, proceeds received from the disposal of assets were $0.8 million and $1.3 million, respectively.

Financing Activities

Net cash used in financing activities totaled $1.9 million for the twelve months ended December 31, 2024 compared to $3.9 million for 2023. Cash used in financing activities in both years was primarily attributable to the repayment of debt. The decrease in cash used by financing activities compared to the Prior Year is due to a secured promissory note to MG Finance that was paid in full in the Prior Year. No draws on the AmeriState Bank or Revolving Credit Facility were made in the Current Year.

Shelf Registration Statement

On April 11, 2022, the Company filed a registration statement on Form S-3 (the "Shelf Registration") which was declared effective on April 26, 2022 and will permit the Company to issue up to $100.0 million in either common stock, preferred stock, warrants or a combination of the above, and gives the Company the flexibility to raise capital to fund working capital requirements, repay debt and/or fund future transactions. On December 16, 2022, the Company filed a prospectus supplement to the Shelf Registration that allows the Company to sell and issue shares of common stock directly to the public "at the market" as permitted in Rule 415 under the Securities Act. As a smaller reporting company, we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the Shelf Registration to no more than one-third of our public float in any twelve month period as measured in accordance with such instruction. There is no assurance that we will be able to raise capital pursuant to the Shelf Registration on acceptable terms or at all. We made no issuances under the Shelf Registration during the year ended December 31, 2024. The current Shelf Registration expires April 25, 2025.

Future Cash Requirements

Uses of Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including costs associated with fuel sales, capital expenditures, debt repayments, equipment purchases, maintenance of LNG production facilities, mergers and acquisitions (if any), pursuing market expansion, supporting sales and marketing activities and other general corporate purposes. While we believe we have sufficient liquidity and capital resources to fund our operations and repay our debt, we may elect to pursue additional financing activities such as refinancing existing debt, obtaining new debt, or debt or equity offerings to provide flexibility with our cash management. Certain of these alternatives may require the consent of current lenders or stockholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all. Additionally, the Company may pursue additional expansion activities to increase its liquefaction capabilities. Such an effort, if pursued, would require additional liquidity from other sources either from the sales of debt or equity securities, additional capital investment from new owners or joint venture partners, or any combination of the above. The Company has made no expansion commitments to date. In the event, the Company does pursue expansion in the near term, there is no assurance that the Company will be able to secure additional liquidity on favorable terms or at all.

Capital Expenditures

Future capital expenditures will be dependent upon value-adding investment opportunities as well as the availability of additional capital at favorable terms which is difficult to predict. At December 31, 2024, we had open purchase orders with approximately $1.0 million related to capital expenditures.

Debt Level and Debt Compliance

We had total indebtedness, excluding leases, of $9.2 million ($8.9 million, net of debt issuance costs of $0.3 million) as of December 31, 2024. Expected maturities excluding debt issuance costs at December 31, 2024 are as follows (in thousands).

2025	$2,010
2026	1,188
2027	1,258
2028	1,332
2029	1,411
Thereafter	1,969
Total long-term debt, including current maturities and excluding debt issuance costs	$9,168

We expect our total interest payment obligations relating to the above indebtedness to be approximately $0.5 million for the year ending  December 31, 2025. Certain of the agreements governing our outstanding debt, which are discussed in Note 9 of our Consolidated Financial Statements, require compliance with certain financial covenants. As of December 31, 2024, we were in compliance with all of these covenants.

CONTRACTUAL OBLIGATIONS

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2024 (in thousands):

	Payments Due By Period
	Total	2025	2026	2027	2028	2029	Thereafter
Term Loan to AmeriState Bank (1)	$8,285	$1,127	$1,188	$1,258	$1,332	$1,411	$1,969
Interest - AmeriState Bank (1)	1,614	447	381	311	237	158	80
Finance Lease Obligations	314	314	—	—	—	—	—
Operating Lease Obligations	171	70	61	40	—	—	—
Insurance note payable	883	883	—	—	—	—	—
Total	$11,267	$2,841	$1,630	$1,609	$1,569	$1,569	$2,049

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no transactions that met the definition of off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

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

Revenue Recognition

The Company recognizes revenue from our contracts in accordance with Accounting Standards Codification (“ASC”), Topic 606 “Revenue from Contracts with Customers” (“Topic 606”). Topic 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Our contracts may contain multiple performance obligations dependent upon the customer.

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

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the assets carrying value may not be recoverable. We currently test goodwill for impairment annually in the third quarter unless we determine that a triggering event has occurred requiring an earlier test. We completed our annual assessment of goodwill during 2024 and 2023, and determined no additional impairment of goodwill was warranted.

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

Derivatives

The Company had certain natural gas derivative instruments as of December 31, 2024. The Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on its Consolidated Balance Sheet. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for and has been designated as a hedge and the type of hedge. The Company has not designated its derivative instruments as hedges under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within the Consolidated Statements of Operations. The Company determined the fair value of its natural gas derivatives at December 31, 2024 predominantly from broker quotes and are considered a level 2 fair value measurement. The Company did not enter into any derivative transactions for speculative purposes.

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

Commodity price risk is the risk of loss arising from adverse changes in market rates and prices. We are able to limit our exposure to fluctuations in natural gas prices by structuring our contract pricing with customers so that it mirrors the volatility in our supply cost with vendors. Our exposure to market risk associated with LNG price changes may adversely impact our business. The Company had certain natural gas derivative instruments as of December 31, 2024 to manage commodity price risk. The Company has not designated its derivative instruments as hedges under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within the Consolidated Statements of Operations. See additional discussion in Note 4 of the Notes to Consolidated Financial Statements regarding the Company's use of derivatives. The Company did not enter into any derivative transactions for speculative purposes.

Foreign Currency Exchange Rate Risk

We operate a subsidiary in Mexico and maintain an equity method investment in our Chinese joint venture, BOMAY. The functional currency of the Mexican subsidiary is the Mexican Peso. The functional currency of the Chinese joint venture is the Chinese Yuan. The assets and liabilities of the foreign equity investees and foreign subsidiary, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the Consolidated Balance Sheet date and net sales and expenses are translated at the average exchange rate for the period. The resulting cumulative translation adjustment totaling $0.6 million has been recorded as Accumulated Other Comprehensive Income (Loss), net of taxes, in our Consolidated Balance Sheet at December 31, 2024.

As of December 31, 2024, we had a non-U.S. dollar denominated negative working capital balance of approximately $0.3 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by approximately $28 thousand.

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

To the Board of Directors and Shareholders

Stabilis Solutions, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stabilis Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

February 25, 2025

Stabilis Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$8,987	$5,374
Accounts receivable, net	6,239	7,752
Inventories, net	345	169
Prepaid expenses and other current assets	1,902	1,677
Total current assets	17,473	14,972
Property, plant and equipment:
Cost	117,246	110,646
Less accumulated depreciation	(65,518)	(61,167)
Property, plant and equipment, net	51,728	49,479
Goodwill	4,314	4,314
Investments in foreign joint ventures	11,659	12,009
Right-of-use assets and other noncurrent assets	410	525
Total assets	$85,584	$81,299
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,667	$5,707
Accrued liabilities	3,566	4,166
Current portion of long-term notes payable	2,010	1,682
Current portion of finance and operating lease obligations	384	164
Total current liabilities	11,627	11,719
Long-term notes payable, net of current portion and debt issuance costs	6,848	7,747
Long-term portion of operating lease obligations	101	21
Total liabilities	18,576	19,487
Commitments and contingencies
Stockholders’ Equity:
Common stock; $0.001 par value, 37,500,000 shares authorized, 18,585,014 and 18,573,391 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	19	19
Additional paid-in capital	103,214	102,057
Accumulated other comprehensive loss	(578)	(18)
Accumulated deficit	(35,647)	(40,246)
Total stockholders' equity	67,008	61,812
Total liabilities and stockholders' equity	$85,584	$81,299

The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenues:
Revenues	$73,293	$73,114
Operating expenses:
Costs of revenues	52,069	54,919
Change in unrealized loss (gain) on natural gas derivatives	(310)	(541)
Selling, general and administrative expenses	11,763	12,893
Gain from disposal of fixed assets	(761)	(1,223)
Depreciation expense	7,146	7,878
Total operating expenses	69,907	73,926
Income (loss) from operations before equity income	3,386	(812)
Net equity income from foreign joint venture operations:
Income from equity investment in foreign joint venture	1,770	1,897
Foreign joint venture operating related expenses	(206)	(206)
Net equity income from foreign joint venture operations	1,564	1,691
Income from operations	4,950	879
Other income (expense):
Interest income (expense), net	112	(256)
Interest expense, net - related parties	—	(78)
Other income (expense)	22	(176)
Total other income (expense)	134	(510)
Net income before income tax expense	5,084	369
Income tax expense	485	244
Net income	$4,599	$125

Net income per common share (Note 16):
Basic and diluted per common share	$0.25	$0.01

The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2024	2023
Net income	$4,599	$125
Foreign currency translation adjustment, net of tax	(560)	(100)
Total comprehensive income	$4,039	$25

The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance at December 31, 2022	18,420,067	$19	$100,137	$82	$(40,371)	$59,867
Common stock issued from vesting of stock-based awards	183,762	—	—	—	—	—
Stock-based compensation	—	—	2,082	—	—	2,082
Employee tax payments from restricted stock withholdings	(30,438)	—	(162)	—	—	(162)
Net income	—	—	—	—	125	125
Other comprehensive loss, net of tax	—	—	—	(100)	—	(100)
Balance at December 31, 2023	18,573,391	19	102,057	(18)	(40,246)	61,812
Common stock issued from vesting of stock-based awards	13,588	—	—	—	—	—
Stock-based compensation	—	—	1,166	—	—	1,166
Employee tax payments from restricted stock withholdings	(1,965)	—	(9)	—	—	(9)
Net income	—	—	—	—	4,599	4,599
Other comprehensive loss, net of tax	—	—	—	(560)	—	(560)
Balance at December 31, 2024	18,585,014	$19	$103,214	$(578)	$(35,647)	$67,008

The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$4,599	$125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,146	7,878
Stock-based compensation expense	1,166	2,082
Bad debt expense	102	—
Gain on disposal of assets	(761)	(1,223)
Income from equity investment in joint venture	(1,770)	(1,897)
Distributions from equity investment in joint venture	1,716	1,225
Cash settlements from natural gas derivatives, net	(359)	—
Realized and unrealized losses from natural gas derivatives, net	152	572
Changes in operating assets and liabilities:
Accounts receivable	1,390	4,019
Prepaid expenses and other current assets	820	1,461
Accounts payable and accrued liabilities	(678)	(7,717)
Other	170	187
Net cash provided by operating activities	13,693	6,712
Cash flows from investing activities:
Acquisition of fixed assets	(9,146)	(10,252)
Proceeds from sale of fixed assets	841	1,255
Proceeds from notes receivable, related to prior sale of Brazil	185	87
Net cash used in investing activities	(8,120)	(8,910)
Cash flows from financing activities:
Payments on short- and long-term notes payable and finance leases	(1,905)	(1,179)
Payments on notes payable from related parties	—	(2,435)
Payment of debt issuance costs	—	(108)
Employee tax payments from restricted stock withholdings	(9)	(162)
Net cash used in financing activities	(1,914)	(3,884)
Effect of exchange rate changes on cash	(46)	5
Net increase (decrease) in cash and cash equivalents	3,613	(6,077)
Cash and cash equivalents, beginning of year	5,374	11,451
Cash and cash equivalents, end of year	$8,987	$5,374

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

The Company also builds power and control systems for the energy industry in China through its 40% owned Chinese joint venture, BOMAY Electric Industries, Inc (“BOMAY”). BOMAY is accounted for under the equity method of accounting.

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

(c) Accounts Receivable

Accounts receivable are recognized when products are sold. The Company extends credit to many of its customers in the ordinary course of business. Generally, these sales are unsecured. Accounts receivable are stated at the amount the Company expects to collect (cost, net of any allowances for credit losses). The Company maintains allowances for credit losses for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer and current economic industry trends. Our allowance for credit losses was immaterial at  December 31, 2024 and   December 31, 2023. For the years ended December 31, 2024 and 2023, the Company recorded bad debt expense of $0.1 million and $0.0 million, respectively.

(d) Inventories

LNG inventory consists of LNG produced that is either (1) in a storage container at our plants or (2) in a storage trailer that is in transit to a customer. Inventory quantities are measured at each reporting period and are valued at the lower of cost or net realizable value, determined on a first-in, first-out basis.

(e) Derivative Instruments

The Company had certain natural gas derivative instruments as of December 31, 2024 and 2023. The Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on its Consolidated Balance Sheets. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for and has been designated as a hedge as well as the type of hedge. The Company has not designated its derivatives as hedges under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within the Consolidated Statements of Operations. The Company did not enter into any derivative transactions for speculative purposes. See Note 4 for further discussion of the Company's derivatives.

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

Property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flows basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flows models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairments of the Company’s long-lived assets in the years ended December 31, 2024 and 2023.

(g) Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. All of our goodwill was recognized from business acquisitions during the third quarter of 2019 and is not amortized. We test goodwill for impairment annually or more frequently if a triggering event occurs. A triggering event occurs when there are changes in circumstances or events that indicate the assets carrying value may not be recoverable. The Company tested its remaining goodwill for impairment during the years ended December 31, 2024 and 2023 and based upon a qualitative assessment, it determined a quantitative assessment was not required and no impairments of goodwill were identified.

(h) Leases

We determine if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded in our Consolidated Balance Sheets unless we are reasonably certain at inception of the lease that we will renew the lease for a period that extends the initial term longer than 12 months. All leases with an initial term greater than 12 months, whether classified as operating or finance, are recorded on our Consolidated Balance Sheet based on the present value of lease payments over the lease term, determined at lease commencement. Determination of the present value of lease payments requires a discount rate. We use the implicit rate in the lease agreement when available. Most of our leases do not provide an implicit interest rate; therefore, we use a weighted average borrowing rate based on the information available at the commencement date. Certain of our leases contain non-lease components which are not separated from the lease components when calculating the right-of-use asset and lease liability per our use of the practical expedient to combine both components of an arrangement for all classes of leased assets. See also Note 10 for a further discussion or our leases.

(i) Revenue Recognition

The Company recognizes revenue from our contracts in accordance with Accounting Standards Codification (“ASC”), Topic 606 “Revenue from Contracts with Customers” (“Topic 606”). Topic 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues from contracts with customers are disaggregated into (1) LNG product (2) rental, (3) service, and (4) other.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Revenue associated with the sale of LNG is recognized at the point in time when the customer obtains control of the asset. In evaluating when a customer has control of the asset, the Company primarily considers whether the transfer of legal title and physical delivery has occurred, whether the customer has significant risks and rewards of ownership, and whether the customer accepted delivery and a right of payment exists. Revenues from the providing of services, transportation and equipment to customers is recognized over time as the service is performed. Revenue is measured as consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. Amounts are billed upon completion of service or transfer of a product and are generally due within 30 days. See also Note 2 for a further discussion of our accounting policy for revenue recognition.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. As of December 31, 2024 and 2023, the Company had no uncertain tax positions that required recognition. See Note 12 for a further discussion of our accounting policy related to income taxes.

The Company files income tax returns in the United States of America with the federal government and various state taxing authorities, in Mexico and Canada. With few exceptions, the Company is subject to examination by the applicable taxing authorities for years after 2020.

(k) Earnings Per Share (“EPS”)

Basic earnings per share, or EPS, is computed by dividing net income (loss) available to stockholders by the weighted average shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue shares, such as stock options and warrants were exercised. The Company included dilutive securities within its computation of earnings per share for the years ended December 31, 2024 and 2023.  See Note 16 for further discussion of the earnings per share calculation.

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

The carrying value of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued liabilities approximate their respective fair values due to their relative short maturities. The Company estimated the fair value of its fixed and variable rate debt approximates the $8.6 million carrying value (see Note 9) at December 31, 2024. The Company’s estimate of fair value is subjective in nature and is dependent on a number of important assumptions, including discount rates. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the Company’s estimate of its incremental borrowing rate at December 31, 2024 (within Level 2 of the fair value hierarchy). Different market assumptions and estimation methodologies could result in different estimations of fair value.

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include certain nonfinancial assets and liabilities acquired in a business combination, are measured at fair value using quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar assets or liabilities.

(n) Foreign Currency Gains and Losses

Foreign currency translations are included as a separate component of comprehensive income (loss). The Company has determined the local currency of its foreign subsidiaries and foreign joint ventures to be the functional currency. In accordance with Accounting Standards Codification ("ASC 830"), the assets and liabilities of the foreign equity investees and foreign subsidiaries, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the consolidated balance sheet date and net sales and expenses are translated at the average exchange rate for the period. Related translation adjustments are reported as comprehensive income (loss), net of deferred income taxes, which is a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in results of operations. In the event of liquidation of a foreign subsidiary, amounts included within accumulated other comprehensive income (loss) ("AOCI") and related to cumulative foreign currency translation gains and losses are reclassified out of AOCI and into net income (loss) upon sale.

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

(p) Segment Reporting

In accordance with ASC Topic 280 - "Segment Reporting (ASC 280)" the Company has determined that it has a single operating and reporting segment. As a result, the Company's segment accounting policies are the same as described herein and the Company does not have any material intra-segment sales and transfers of assets. The Company's Chief Operating Decision Maker ("CODM") is the Chief Executive Officer (the "CEO"). The CEO, with the Chief Financial Officer assesses the performance and makes operating decisions of the Company on a consolidated basis, based on the Company's net increase in shareholder's equity resulting from operations ("net income"). Company assets are not reviewed by the CODM at a different asset level or category, but at the consolidated level. As the Company's operations are comprised of a single operating segment, the segment assets are reflected on the accompanying Consolidated Balance Sheets as "total assets" and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". ASU 2023-07 requires additional disclosures for segment reporting, including disclosure of the title and position of the Chief Operating Decision Maker and requires a public entity that has a single reportable segment to provide all the disclosures required by amendments in ASU 2023-07, and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal periods beginning after December 15, 2023. The Company adopted ASU 2023-07 effective for its Annual Report on this Form 10-K for the year ended December 31, 2024. Since ASU 2023-07 addresses only disclosures, the adoption did not have a significant impact on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". Under ASU 2024-03 companies are required to disclose disaggregated information about certain costs and expenses in the notes to the financial statements. ASU 2024-03 is effective for companies for annual reporting periods beginning after December 15, 2026. The requirements can be applied either prospectively or retrospectively. Although early adoption is permitted, the Company will adopt the pronouncement when the pronouncement becomes effective on January 1, 2027. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its consolidated financial statements.

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

Disaggregated revenues

The table below presents revenue disaggregated by source, for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Revenues:
LNG Product	$57,351	$58,517
Rental	7,273	6,210
Service	7,436	6,886
Other	1,233	1,501
Total revenues	$73,293	$73,114

The table below presents revenue disaggregated by geographic location, for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Revenues:
United States	$69,007	$65,487
Mexico	4,286	7,627
Total revenues	$73,293	$73,114

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

3. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISKS

Significant Customers

A material part of the Company’s business is dependent on a few customers, the loss of which could have a material adverse effect on the Company. The tables below present customers representing greater than 10% of total revenues and/or outstanding accounts receivable as of and for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
Revenue	2024	%	2023	%
Customer 1	$24,599	33.6%	$378	0.5%
Customer 2	14,115	19.3%	13,514	18.5%
	$38,714	52.8%	$13,892	19.0%

	At December 31,
Accounts Receivable	2024	%	2023	%
Customer 1	$1,278	20.5%	$1,120	14.4%
Customer 2	1,077	17.3%	378	4.9%
	$2,355	37.7%	$1,498	19.3%

No other customer represented more than 10% of the Company’s total revenue or accounts receivable as of and for the years ended December 31, 2024 and 2023.

4. DERIVATIVE INSTRUMENTS

Natural gas derivatives

As of December 31, 2024 and 2023 the Company held a series of call options (the "Call Options”) for the purchase of natural gas related to customer commitments. The Call Options are for a total of 0.3 million MMBtu (million British thermal units) of natural gas at December 31, 2024, and extend into the second quarter of 2025. The Company purchased the Call Options to manage the risk of increasing natural gas prices above what it can charge its customers. The Company may also enter into other derivative transactions when beneficial. The Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on its Consolidated Balance Sheet. The fair value of the Call Options are predominantly determined from broker quotes and are considered a level 2 fair value measurement. The following table presents the location and fair value of the Call Options at December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
Location on Consolidated Balance Sheet	2024	2023
Prepaid expenses and other current assets (1), (2)	$207	$—
	$207	$—

(1)	Amounts are presented on a gross basis.
(2)	The classification between current and noncurrent assets is based upon when the Call Options mature.

The Company has not designated the Call Options as a hedge under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within change in unrealized loss or gain on natural gas derivatives within the Company's Consolidated Statements of Operations. The table below presents the changes in the fair value of the Call Options for the years ended December 31, 2024 and 2023 as well as the net realized gains and losses for all of its derivatives for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
Changes in fair value of derivatives	2024	2023
Fair value of natural gas derivatives, beginning of period	$—	$572
Purchases of natural gas derivatives	359	—
Realized gains (losses), net	(462)	(1,113)
Change in unrealized gain (loss) on natural gas derivatives (1)	310	541
Fair value of natural gas derivatives, end of year	$207	$—

	For the Year Ended December 31,
Realized gain (loss) from derivative instruments	2024	2023
Realized gains (losses), net	$(462)	$(1,113)
Derivative settlement payments receivable(ed)	22	—
Total realized gain (loss) from natural gas derivatives, net (2)	$(440)	$(1,113)

(1)	Amounts are presented as their own separate line item within the Company's Consolidated Statements of Operations.
(2)	Amounts are included within cost of revenues on the Company's Consolidated Statements of Operations.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid insurance	$1,044	$1,012
Prepaid supplier expenses	167	132
Other receivables	204	159
Natural gas derivatives at fair value, current	207	—
Deposits	129	237
Other	151	137
Total prepaid expenses and other current assets	$1,902	$1,677

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment

The Company’s property, plant and equipment, net consisted of the following (in thousands):

	Estimated
	Useful Life	December 31,
	(years)	2024	2023

Liquefaction plants and systems	10 - 15	$56,752	$48,523
Real property and buildings	3 - 25	2,082	2,066
Vehicles and tanker trailers and equipment	2 - 10	49,754	49,689
Computer and office equipment	2 - 7	545	458
Construction in progress	—	8,082	9,879
Leasehold improvements	—	31	31
		117,246	110,646
Less: accumulated depreciation		(65,518)	(61,167)
		$51,728	$49,479

Depreciation expense for the years ended  December 31, 2024 and 2023 totaled $7.1 million and $7.9 million respectively, of which all is included in the Consolidated Statements of Operations as its own line item.

Construction in progress of $8.1 million and $9.9 million at  December 31, 2024 and 2023, respectively, primarily relate to the deployment and build-out of liquefaction assets and the purchase of additional liquefaction assets.

7. INVESTMENTS IN FOREIGN JOINT VENTURES

BOMAY

We hold a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), who owns 51%. The remaining 9% is owned by AA Energies, Inc. The Company made no sales to its joint venture during 2024 and 2023.

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

The tables below present a summary of BOMAY's assets and liabilities and its operational results as of and for the years ended December 31, 2024 and 2023 in U.S. dollars (in thousands):

	Year Ended December 31,
	2024	2023
Revenues	$117,459	$102,981
Gross profit	14,458	12,544
Earnings	4,101	4,418

	December 31,
	2024	2023
Assets:
Total current assets	$124,253	$135,217
Total non-current assets	9,496	3,003
Total assets	$133,749	$138,220
Liabilities and equity:
Total liabilities	$101,562	$104,760
Total joint ventures’ equity	32,187	33,460
Total liabilities and equity	$133,749	$138,220

The following is a summary of activity in our investment in BOMAY for the years ended December 31, 2024 and 2023 in U.S. dollars (in thousands):

	Initial Investment at Merger (1), (2)	Undistributed Earnings	Cumulative Foreign Exchange Translation Adj	Investment in BOMAY
Balance at December 31, 2022	$9,333	$2,295	$(22)	$11,606
Equity in earnings	—	1,897	—	1,897
Less: dividend distributions	—	(1,225)	—	(1,225)
Foreign currency translation loss	—	—	(269)	(269)
Balance at December 31, 2023	9,333	2,967	(291)	12,009
Equity in earnings	—	1,770	—	1,770
Less: dividend distributions	—	(1,716)	—	(1,716)
Foreign currency translation loss	—	—	(404)	(404)
Balance at December 31, 2024	$9,333	$3,021	$(695)	$11,659

(1)

Accumulated statutory reserves in equity method investments of $2.66 million at December 31, 2024 and 2023 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

(2)

The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference is being accreted over eight years (the expected life of the joint venture). The Company's accretion during the years ended December 31, 2024 and 2023 were both approximately $0.1 million, and is included in income from equity investments in foreign joint ventures in the accompanying Consolidated Statements of Operations. The remaining basis difference is summarized in the following table at December 31, 2024 and 2023 (amounts in thousands):

	December 31,
	2024	2023
Original basis difference	$1,165	$1,165
Less accumulated accretion	(702)	(573)
Net remaining basis difference, net at end of period	$463	$592

In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. There were no impairments recognized in the years ended December 31, 2024 and 2023.

8. ACCRUED LIABILITIES

The Company’s accrued liabilities as of  December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Compensation and benefits	$2,408	$3,276
Customer deposits and prepayments	294	397
Other taxes payable	268	354
Other accrued liabilities	596	139
Total accrued liabilities	$3,566	$4,166

9. DEBT

The Company’s carrying value of debt, net of debt issuance costs, at December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Secured term note and credit facility, net of debt issuance costs	$7,975	$8,604
Insurance and other notes payable	883	825
Total	8,858	9,429
Less: amounts due within one year	(2,010)	(1,682)
Total long-term debt, net of debt issuance costs	$6,848	$7,747

Revolving Credit Facility

On June 9, 2023, the Company, along with its subsidiaries, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and Stabilis LNG Port Allen, LLC (collectively, the “Borrowers”) entered into a three-year loan agreement (the “Revolving Credit Facility”) with Cadence Bank. The Revolving Credit Facility provides for a maximum aggregate amount of $10.0 million, subject to a borrowing base of 80% of eligible accounts receivable. The Company may request an increase in the maximum aggregate amount under the Revolving Credit Facility by up to $5.0 million, subject to the approval of Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Company’s accounts receivable and deposit accounts. Borrowings under the Revolving Credit Facility incur interest at the Prime Rate published by the Wall Street Journal. Any unused portion is subject to a quarterly unused commitment fee of 0.5% per annum. As of  December 31, 2024, no amounts have been drawn under the Revolving Credit Facility. The Revolving Credit Facility matures on June 9, 2026. Debt issuance cost of $0.1 million were incurred and are reflected as debt issuance costs paid on the Consolidated Statements of Cashflows. Amortization of debt issuance costs is in interest expense on the Consolidated Statements of Operations.

The Revolving Credit Facility contains various restrictions and covenants. Among other requirements, the Borrowers must maintain a consolidated net worth of at least $51.9 million as of December 31, 2024, increasing by 50% of the Borrowers’ net income as of the end of each year ended December 31, and must maintain a minimum Fixed Charge Coverage Ratio of 1.2 to 1.0 on a consolidated basis, as defined in the Revolving Credit Facility, as of the last day of each fiscal quarter, on a trailing twelve (12) months basis. The Revolving Credit Facility also contains customary events of default. If an event of default under the Revolving Credit Facility occurs and is continuing, then Cadence Bank may declare any outstanding obligations under the Loan Agreement to be immediately due and payable. In addition, if any of the Borrowers become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Loan Agreement will automatically become immediately due and payable. As of December 31, 2024, the Company was in compliance with all its covenants related to the Revolving Credit Facility.

Secured Term Note

On April 8, 2021, the Company entered into a loan agreement (the “Loan Agreement”) with AmeriState Bank (“Lender”), as lender, pursuant to the United States Department of Agriculture, Business & Industry Loan Program, to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “AmeriState Loan”). As of December 31, 2024 and 2023, the amount drawn and outstanding totaled $9.0 million. The AmeriState Loan, which is in the form of a term loan facility, matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter. The AmeriState Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the AmeriState Loan. Upon an Event of Default (as defined in the Loan Agreement), the Lender may (i) terminate its commitment, (ii) declare the outstanding principal amount of the Advancing Notes (as defined in the Loan Agreement) due and payable, or (iii) exercise all rights and remedies available to Lender under the Loan Agreement.

On April 8, 2021, Mile High LNG LLC, Stabilis GDS, Inc., Stabilis LNG Eagle Ford LLC and Stabilis Energy Services, LLC, each a wholly owned subsidiary of the Company (collectively, “Debtor”), entered into a Security Agreement and Assignment (the “Security Agreement”) in favor of the Lender. The Security Agreement grants to Lender a first priority security interest in the collateral identified therein, which includes specific equipment owned by the Company.  The Loan Agreement requires the Company to meet certain financial covenants which include a debt-to-net-worth ratio of not more than 9.1 to 1.0 and a debt service coverage ratio of not less than 1.2 to 1.0. At December 31, 2024, the Company was in compliance with all of its debt covenants. Monthly payments are based upon a seven-year amortization in the amount of $0.1 million of principal per month plus accrued interest.

Secured Promissory Note - Related Party

On August 16, 2019, the Company issued a secured promissory note to MG Finance Co., Ltd., a related party, in the principal amount of $5.0 million, at an interest rate per annum of 6.0% until December 10, 2020, and 12.0% thereafter, maturing in December 2022. The debt was secured by certain equipment of the Company. On September 20, 2021, the Company amended its secured promissory note with MG Finance Co., Ltd, to defer scheduled debt and interest payments from September through December 2021 for a period of one year, with such payments to be included with the scheduled payments from September through December 2022. The Company again amended its secured promissory note with MG Finance Co., Ltd, on March 9, 2022 to defer scheduled debt and interest payments beginning April 2022 and lower the interest rate from 12.0% to 6.0%. Repayments under the amended note resumed in October 2022 and were in equal monthly installments through December 2023. The loan was paid in full as of December 31, 2023.

Insurance Notes Payable

The Company finances its annual commercial insurance premiums for its business and operations. For the 2024-2025 policies, the amount financed was $1.2 million. The outstanding principal balance on the premium finance note was $0.9 million at December 31, 2024. The renewal occurs each  September and covers a period of up to one year. The Company makes equal monthly payments of principal and interest over the term of the note. The interest rate for the insurance financing on the 2024-2025 policy is 7.95%. At December 31, 2023, the outstanding balance was $0.8 million, related to the 2023-2024 policy with an interest rate of 7.95%.

Debt Maturities and Interest Expense

We had total indebtedness, net of debt issuance costs, on our Consolidated Balance Sheet of $9.2 million as of December 31, 2024. Expected maturities, excluding debt issuance costs of $0.3 million and leases at December 31, 2024 are as follows (in thousands).

Year Ended December 31,
2025	2,010
2026	1,188
2027	1,258
2028	1,332
2029	1,411
Thereafter	1,969
Total long-term debt, including current maturities	$9,168

During the years ended December 31, 2024 and 2023, the Company recorded interest expense related to the above indebtedness and related to leases (see Note 10 below) as follows (in thousands):

	December 31,
	2024	2023
Secured term note	$166	$345
Secured credit facility	87	49
Secured promissory note - related party	—	78
Insurance and other notes payable	38	32
Interest from leases	9	5
Total interest expense	$300	$509

During the years ended  December 31, 2024 and 2023, the Company capitalized interest of $0.4 million and $0.3 million, respectively.

10. LEASES

Our leases primarily consist of operating leases for certain facilities and office spaces, and financing leases for equipment. Our leases have remaining terms of 1 to 3 years and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease assets also include any upfront lease payments made and exclude lease incentives and initial direct cost incurred. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The following table summarizes our operating and finance lease assets and liabilities as of December 31, 2024 and 2023 (in thousands):

		December 31,
	Balance sheet line item classification	2024	2023
Assets
Operating lease assets	Right-of-use assets and other noncurrent assets	$149	$—
Finance lease assets	Property and equipment, net of accumulated depreciation	349	43
Total lease assets		$498	$43
Liabilities
Current
Operating lease obligation	Current portion of finance and operating lease obligations	$70	$120
Finance lease obligation	Current portion of finance and operating lease obligations	314	44
Noncurrent
Operating lease obligation	Long-term portion of operating lease obligations	101	21
Total lease liabilities		$485	$185

The following table summarizes the components of lease expense for the years ended December 31, 2024 and 2023 (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2024	2023
Operating lease cost	Cost of sales	$—	$—
Operating lease cost	Selling, general and administrative expenses	192	188
Finance lease cost:
Amortization of leased assets	Depreciation expense	18	21
Interest on lease liabilities	Interest expense	9	5
Net lease cost		$219	$214

Other

The Company leases certain buildings and facilities, including office space in Houston, Texas and Monterrey, Mexico.   The Company also leases marine bunkering and staging sites in Galveston, Texas, along with certain equipment on a short term basis. Leases which are less than twelve months and have no cancellation penalties are not recorded on the Consolidated Balance Sheets.

Office rent expense totaled approximately $169 thousand and $188 thousand for the years ended December 31, 2024 and 2023, respectively.

The following schedule presents the future minimum lease payments for our operating and finance lease obligations at December 31, 2024 (in thousands):

	Operating Leases	Finance Leases	Total
2025	$89	$336	$425
2026	66	—	66
2027	40	—	40
Total lease payments	195	336	531
Less: Interest	(24)	(22)	(46)
Present value of lease liabilities	$171	$314	$485

Lease term and discount rates for our operating and finance lease obligations are as follows:

	December 31,
Lease Term and Discount Rate	2024	2023
Weighted-average remaining lease term (years)
Operating leases	2.9	1.2
Finance leases	1.0	0.1
Weighted-average discount rate
Operating leases	9.5%	5.8%
Finance leases	8.5%	10.7%

The following table summarizes the supplemental cash flow information related to leases as of December 31, 2024 and 2023 (in thousands):

Other information	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$187	$181
Financing cash flows from finance leases	76	20
Interest paid	9	5
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$167	$—
Financing leases	347	—

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

Other Purchases and Sales

The Company purchases supplies and services from subsidiaries of The Modern Group. During the years ended  December 31, 2024 and 2023 the Company made purchases of supplies, services and rent totaling $0.2 million and $0.4 million, respectively. During the years ended  December 31, 2024 and 2023 the Company had no sales to The Modern Group.  As of December 31, 2024 and 2023, the Company had no accounts receivable due from The Modern Group and the accounts payable due to The Modern Group as of December 31, 2024 and 2023 were immaterial.

Chart E&C beneficially owns 7.9% of our outstanding common stock at December 31, 2024. The Company made purchases from Chart E&C for the years ended December 31, 2024 and 2023 of $0.6 million and $0.7 million, respectively. Amounts owed to Chart E&C and included in accounts payable on the Consolidated Balance Sheets at  December 31, 2024 and 2023 were immaterial.

12. INCOME TAXES

The components for income tax expense included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	December 31, 2024	December 31, 2023
Current state income tax expense	$313	$118
Current foreign income tax expense	172	126
Deferred federal income tax expense	—	—
Income tax expense	$485	$244

A reconciliation of income taxes computed using the 21% U.S. federal statutory rate to the amount reflected in the accompanying consolidated statement of operations within net income for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	December 31, 2024	December 31, 2023
Income tax benefit using U.S. federal statutory rate	$1,068	$77
State income tax expense	253	26
Foreign income tax expense	172	123
Foreign tax rate difference	70	263
Non-deductible expenses	294	65
Change in valuation allowance	(1,511)	(367)
Other	139	57
Total income tax expense	$485	$244

The effects of temporary differences and carryforwards that give rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2024	December 31, 2023
Federal net operating loss carryforward	$11,163	$11,737
Stock compensation	337	684
Accrued compensation	57	86
Basis of intangible assets	132	147
Capital loss carryforward	1,631	1,719
Other	5	—
Valuation allowance	(7,896)	(9,407)
Total deferred tax assets	5,429	4,966

Basis of property, plant and equipment	3,189	3,636
Prepaid expenses	219	212
Basis in foreign entity	2,021	1,118
Other	—	—
Total deferred tax liabilities	5,429	4,966
Net deferred tax liabilities	$—	$—

At December 31, 2024, the Company has net operating loss carry forwards of approximately $53.2 million which may be used to offset future taxable income. This excludes net operating loss carry forwards of $81.1 million it believes will not be eligible to offset future income. The $82.4 million is excluded from the Company's calculation of deferred tax assets prior to the establishment of a valuation allowance. The Company experienced a change in ownership significantly limiting its recognition of  net operating loss carryforwards of an acquired subsidiary at July 26, 2019 due to its change in ownership.

The Company’s net operating loss carryforwards include $30.2 million of losses arising prior to December 31, 2017 that expire in 2028 through 2037. Those arising in tax years after 2017 can be carried forward indefinitely. Also, for losses arising in taxable years beginning after December 31, 2017 the operating loss deduction is limited to 80% of taxable income (determined without regard to the deduction). The Company has established a valuation allowance to fully reserve the Company's net deferred tax assets at December 31, 2024 based upon its assessment of whether it is more likely than not that the Company will realize its deferred tax assets which includes consideration of the nature and amount of the Company's net losses arising from prior periods. The Company has generated net income from operations for the years ended December 31, 2024 and 2023 and the Company's assessment of the amount of valuation allowance needed could change in future periods.

The Company recognizes the tax benefit or obligation from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based not only on the technical merits of the tax position based on tax law, but also past administrative practices and precedents of the taxing authority. The tax benefits or obligations are recognized in our financial statements if there is a greater than 50% likelihood of the tax benefit or obligation being realized upon ultimate resolution. As of   December 31, 2024 and 2023, the Company had no uncertain tax positions that required recognition.

As of December 31, 2024, the Company's federal income tax return for the year ended December 31, 2022 was under examination by the Internal Revenue Service (IRS). The Company does not anticipate any additional amounts to be owed as a result of this examination. Tax returns for years 2020 to 2023 remain subject to examination for both federal and state filings.

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

Other

Future capital expenditures will be dependent upon accretive investment opportunities as well as the availability of additional capital at favorable terms which is difficult to predict. At December 31, 2024, we had open purchase orders with approximately $1.0 million remaining related to future commitments for capital expenditures.

14. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stock-Based Compensation

The Company includes stock compensation expense within general and administrative expenses in the Consolidated Statements of Operations. The Company recognized total stock-based compensation costs, net of forfeitures, of $1.2 million and $2.1 million for the years ended December 31, 2024 and 2023, respectively. Stock-based compensation expense is related to equity awards to executives and other employees, awarded from the Company's Amended and Restated long-term incentive plan.

Issuance of Stock-based Awards

The Company has a long-term incentive plan, originally approved by the Board of Directors in 2019. In July 2021 and in August 2023, the plan was amended (the “Amended and Restated Plan”) to increase the maximum number of shares of common stock available for issuance from its original 1,675,000 shares to 4,000,000 (in July 2021) and to 5,500,000 (in August 2023). The plan provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, substitute awards, other stock-based awards, cash awards and/or any combination of the foregoing which may be granted to employees, officers and directors of the Company and affiliates or to any other person who performs services to the Company and affiliates, including independent contractors and consultants of the Company and its subsidiaries. At December 31, 2024, the number of shares of common stock available for issuance under the Amended and Restated Plan is 2,129,805 shares.

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

(a) Stock Appreciation Rights

On June 26, 2023, the Company granted 685,437 stock appreciation rights (“SARs”) under the Amended and Restated Plan, with a $10.00 strike price. The SARs 100% vest when the closing price of the Company's common stock averages $10.00 over 10 (ten) consecutive trading days, prior to January 1, 2025. At  December 31, 2024, the SARs had not met the 10 (ten) consecutive trading days requirement and expired on December 31, 2024.

The SARs were valued using a Monte Carlo simulation model and expensed on a straight line basis. Upon expiration, prior amounts expensed were reversed including $11 thousand recognized for the year ended December 31, 2023.

 A summary of the Company's SARs activity during the fiscal year 2024 is presented in the following table:

Stock Appreciation Rights	Number of SARs	Weighted Average Exercise Price per Share	Weighted Average Grant Date Value per SARs	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2023	685,437	$10.00	$0.10	9.5
Granted	—	—	—	—
Vested	—	—	—	—
Expired	(685,437)	10.0	0.10	—
Outstanding at December 31, 2024	—	—	—	—
SARs vested and exercisable at December 31, 2024	—	—	—	—

(b) Restricted Stock Units

There were no RSUs granted during the years ended  December 31, 2024 and 2023. A summary of the Company's RSUs activity during the fiscal years ended  December 31, 2024 and 2023 are presented in the following table:

	# of Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value per Share
Unvested at 12/31/2022	210,939	4.43
Vested	(183,762)	5.35
Unvested at 12/31/2023	27,177	4.11
Vested	(13,588)	4.11
Unvested at 12/31/2024	13,589	4.11

During the years ended  December 31, 2024 and 2023, the Company expensed stock based compensation related to restricted stock units of $0.1 million and $0.6 million, respectively.

(c) Stock Options

On February 18, 2022, the Company granted executives 774,505 stock options under the 2019 plan to purchase an equal number of shares of the Company’s common stock, with a strike price equal to $6.00 per share. The stock options will vest equally over a three-year vesting period. The Company estimated the value of the options using a valuation model. The full aggregate fair value determined was $1.5 million using observable inputs from trading values of the Company's shares of stock. The stock options are expensed over the vesting period. Assumptions used in determining the valuation of the options included the following:

•	A strike price of $6.00 with 3 year vesting terms and the closing price of the common stock of $4.11.

•	The risk free rate assumed the average return of a U.S. Treasury bill of 3 years (the vesting period), which was approximately 0.7% at February 18, 2022.

•	$0 dividends, as we have not historically paid dividends.

•	A term of 6.5 years, which was determined as the midpoint between the vesting period of 3 years with an anticipated expiration date of 10 years.

•	Volatility of approximately 44%.

A summary of the Company's stock option awards activity during the fiscal years 2024 and 2023 are presented in the following table:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Value per Option	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2022	2,074,505	$8.51	$2.11	8.9
Granted	—	—	—	—
Outstanding at December 31, 2023	2,074,505	8.51	2.11	7.9
Granted	—	—	—	—
Outstanding at December 31, 2024	2,074,505	8.51	2.11	6.8
Options vested and exercisable at December 31, 2024	1,816,336	$8.86	$2.14	6.8

During the years ended  December 31, 2024 and 2023, the Company expensed stock based compensation related to stock options of $1.1 million and $1.5 million, respectively, which is included in general and administrative expenses in the Consolidated Statements of Operations.

 Unrecognized Stock-Based Compensation

As of December 31, 2024, the Company had $0.1 million, of unrecognized compensation costs, related to 13,589 outstanding RSUs and 258,169 stock options, expected to be recognized over a weighted average period of less than one year. All RSUs and stock options are expected to vest.

Common Stock

The Company is authorized to issue up to 37,500,000 shares of Common Stock, $0.001 par value per share. The following table summarizes issuances of shares of our common stock for the years ended December 31, 2024 and 2023 (amounts in thousands):

		Year Ended December 31,
Issuance	Additional disclosure	2024	2023
Vesting of employee stock awards (1)	Stock-Based Compensation discussion above	11,623	153,324

(1)	Amounts are net of shares withheld to cover employee tax payments. Amounts vested are for various employees.

Preferred Stock

Our Board of Directors has the authority, without stockholder approval, to issue up to 1,000,000 shares of Preferred Stock, $0.001 par value. The authorized Preferred Stock may be issued by the Board of Directors in one or more series and with the rights, privileges and limitations of the Preferred Stock determined by the Board of Directors. The rights, preferences, powers and limitations of different series of Preferred Stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions, and other matters. As of December 31, 2024, we have no Preferred Stock issued or outstanding.

Employee 401(k) Plan

The Company has established a savings plan ("Savings Plan") which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 90% of their base pay, subject to Internal Revenue Code limitations. The Company contributes to the Savings Plans, subject to limitations. For the years ended December 31, 2024 and 2023, the Company contributed $327 thousand and $274 thousand, respectively, in matching contributions to the Savings Plan.

15. SUPPLEMENTAL CASH FLOW INFORMATION

The Company's supplemental disclosure of cash flow information for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Supplemental disclosure of cash flow information:
Interest paid	$575	$667
Income taxes paid, net	426	153
Non-cash investing and financing activities:
Acquisitions of fixed assets included within accounts payable and accrued expenses	$175	$240
Right-of-use asset acquired under operating leases	167	—
Equipment acquired under finance lease	347	—
Insurance premium financing	1,042	1,139

16. NET INCOME (LOSS) PER SHARE

The calculation of net income (loss) per common share for the year ended  December 31, 2024 and 2023 are presented below. For both the years ended December 31, 2024 and 2023 securities that were excluded that would have had an anti-diluted effect consist of stock options of 2,074,505. For the year ended December 31, 2023 SARs of 658,437 were excluded. No SARs were outstanding as of  December 31, 2024. For the year ended  December 31, 2024, dilutive securities consisted of RSUs of 13,589 or 11,981 (net of the treasury stock method). For the year ended  December 31, 2023, dilutive securities consisted of RSUs of 27,177 or 12,324 (net of the treasury stock method).

	Year Ended
	December 31,
	2024	2023
Weighted average shares:
Basic weighted average number of common shares outstanding	18,583,485	18,496,376
Dilutive securities	11,981	12,324
Total shares including dilutive securities	18,595,466	18,508,700

Net income	$4,599	$125

Net income per common share:
Basic net income per common share	0.25	0.01
Diluted net income per common share	0.25	0.01

17. SUBSEQUENT EVENT

Management Transition

On January 31, 2025, the Company appointed the Company’s Chairman of the Board, J. Casey Crenshaw, as its Executive Chairman, and interim President and Chief Executive Officer.  Mr. Crenshaw will replace Westervelt T. Ballard, Jr., who has mutually agreed with the Company to terminate his employment as the Company’s President and Chief Executive Officer and has voluntarily resigned his position as a director. In his new role, Mr. Crenshaw will assume day-to-day operations leadership. Mr. Crenshaw, co-founded the Company in 2013 and has remained actively involved in the Company since its inception. In connection with Mr. Crenshaw’s position as Executive Chairman, the Company’s Board of Directors and Compensation Committee have approved annual cash compensation of $500,000 to Mr. Crenshaw. Mr. Crenshaw will not receive additional compensation for his roles as interim President and Chief Executive Officer.

Release and Consulting Agreement

Effective January 31, 2025, the Company entered into a release and consulting agreement with Westervelt T. Ballard, Jr. (formerly the Company's President and Chief Executive Officer) pursuant to which the Company and Mr. Ballard mutually agreed to terminate his employment as President and Chief Executive Officer and Mr. Ballard transitioned to a consultant of the Company. Additionally, Mr. Ballard voluntarily resigned as a member of the Company’s Board of Directors. Under the release and consulting agreement, the Company will pay Mr. Ballard separation pay of $1.0 million, paid in equal or near equal installments over a twelve month period, and additional pay of $41 thousand representing an amount equal to a prorated bonus at "target" performance that Mr. Ballard would have received for his 2025 performance. Additionally, Mr. Ballard will receive a payment of $49 thousand per month for the remainder of 2025 for his consulting services. The Company and Mr. Ballard agreed that 7,765 unvested restricted stock units and 147,525 unvested stock options granted under the Company's long-term incentive plan would vest as of the date of separation of employment, and that the period during which all of Mr. Ballard's stock options may be exercised shall expire December 31, 2025. Mr. Ballard will remain in a consulting role for the Company through the end of 2025.

Mr. Ballard’s termination resulted in his forfeiture of approximately $0.5 million of 2024 non-equity incentive plan compensation which is not included in the financial statements as of and for the year ended December 31, 2024. The Company anticipates that it will record additional expense of approximately $1.6 million related to Mr. Ballard’s cumulative separation pay, additional pay and consulting pay as well an estimated $.4 million in additional non-cash stock compensation expense related to the adjustment of the exercise period of his options to December 31, 2025 during 2025 related to the release and consulting agreement.

Related Party Lease

Subsequent to December 31, 2024, the Company amended its month-to-month lease with The Modern Group, a related party, to increase its rent to $28 thousand per month effective March 1, 2025 and to extend the lease term to June 30, 2026. See Note 11 for further discussion of the Company’s related parties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2024 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2024 based on these criteria. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

None of the Company's officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Stabilis Solutions, Inc.

The following table sets forth the names, ages (as of February 25, 2024) and titles of our current executive officers and directors.

Name	Age	Position
J. Casey Crenshaw	50	Executive Chairman and Interim President and Chief Executive Officer
Andrew L. Puhala	55	Chief Financial Officer
Benjamin J. Broussard	45	Director
Stacey B. Crenshaw	48	Director
Edward L. Kuntz	80	Director
Peter C. Mitchell	69	Director
Matthew W. Morris	53	Director

J. Casey Crenshaw

Executive Chairman and Interim President and Chief Executive Officer

J. Casey Crenshaw, age 50, is the Interim President and Chief Executive Officer and Executive Chairman, effective January 31, 2025 as discussed in Note 17 of the Notes to the Consolidated Financial Statements.  Mr. Casey served as Non-Executive Chairman of the Board of Directors of Stabilis since August 23, 2021 and as Executive Chairman from July 26, 2019 until August 23, 2021. He served on the Board of Directors of American Electric Technologies, Inc. from 2012 to July 2019 and as the Executive Chairman of the Board of Directors of Stabilis Energy, LLC from November 2018 until July 2019. Mr. Crenshaw served as President, CEO, and Chairman of the Board of Stabilis Energy, LLC from its formation in February 2013 until November 2018. Mr. Crenshaw also serves as President and a member of the Board of Directors of The Modern Group, Ltd., a privately-owned diversified manufacturing, parts and distribution, rental/leasing and finance business headquartered in Beaumont, Texas. Mr. Crenshaw has held various executive positions with The Modern Group since 1997, including over 10 years as Chief Financial Officer.  Mr. Crenshaw holds a B.A. in Finance from Texas A&M University. Mr. Crenshaw is the spouse of director Stacey B. Crenshaw.

Andrew L. Puhala

Chief Financial Officer

Andrew L. Puhala, age 55, has been Chief Financial Officer of Stabilis since November 2018. From August 2017 until November 2018, Mr. Puhala served as VP of Finance for The Modern Group, Ltd. From September 2015 to June 2017 he served as Chief Financial Officer of ERA Group Inc. (NYSE:ERA), a provider of helicopter transport services primarily to the energy industry. Mr. Puhala served as Chief Financial Officer of American Electric Technologies, Inc. from January 2013 to September 2015 and CFO of AccessESP from 2011- 2012. Mr. Puhala held a variety of senior financial roles at Baker Hughes, Inc. from 1996 - 2011 including VP finance - Middle East Region, Division Controller and Assistant Treasurer. Mr. Puhala is a Certified Public Accountant and received a B.B.A. in Accounting and an M.P.A. from the University of Texas at Austin.

Benjamin J. Broussard

Director

Benjamin J. Broussard, age 45, was appointed to the Board of Directors of Stabilis on July 26, 2019. Mr. Broussard has been the Chief Financial Officer for The Modern Group, Ltd. since March 2021. Since joining The Modern Group in 2013 until March 2021 he served as the Director of Finance. Mr. Broussard began his career as a commercial banker with Washington Mutual Bank in 2001. After leaving the bank in 2008, he worked at T-Mobile until 2011 and as a consultant to Microsoft’s Global Procurement Group from 2011 to 2013. Mr. Broussard holds a B.A. from the University of Notre Dame and J.D. from South Texas College of Law Houston.

Stacey B. Crenshaw

Director

Stacey B. Crenshaw, age 48, was appointed to the Board of Directors of Stabilis on February 4, 2020. She co-founded Stabilis Energy, LLC in 2013. Prior to her role with Stabilis she was a practicing attorney with Germer Gertz, LLP from 2002 to 2004. Mrs. Crenshaw is the owner of ClaraVaille, a designer and retailer of custom jewelry. Mrs. Crenshaw is also actively involved in her local community through leadership roles at the Neches River Festival and the Symphony League of Beaumont. From 2006 to 2011 she was the founder and director of CHAD’s Place, a non-profit that held conferences and provided support groups for the bereaved. Mrs. Crenshaw has also served or is serving on several boards including Family Services of Southeast Texas, All Saints Episcopal School, the advisory board of the Art Museum of Southeast Texas and as a Trustee of Episcopal High School in Houston, Texas. Mrs. Crenshaw received a Bachelor of Liberal Arts degree in Journalism from Texas A&M University and a Doctor of Jurisprudence degree from the University of Houston Law Center. Mrs. Crenshaw is the spouse of director J. Casey Crenshaw.

Edward L. Kuntz

Director

Edward L. Kuntz, age 80, was appointed to the Board of Directors of Stabilis on July 26, 2019. Mr. Kuntz is the former Chairman and Chief Executive Officer of Kindred Healthcare, formerly a diversified provider of post-acute care services in the United States. From 1998 through May 2014 he served as Chairman of the Board of Directors of Kindred and as Chief Executive Officer from 1998 to 2004. Mr. Kuntz was also the Chairman of the Board of Directors of U.S Physical Therapy, Inc., a publicly held operator of physical therapy clinics and related businesses, where he was a director from 2014 to May 2024. From 2000 through 2016, Mr. Kuntz served as a director of Rotech Healthcare, Inc., one of the largest providers of home medical equipment and related products and services in the United States. He served on the Board of Directors and as Chairman of the Audit Committee of American Electric Technologies, Inc. from September 2013 to July 2019. Mr. Kuntz received B.A., J.D. and L.L.M. degrees from Temple University.

Peter C. Mitchell

Director

Peter C. Mitchell, age 69, was appointed to the Board of Directors of Stabilis on July 26, 2019. Mr. Mitchell currently is a member of the Board of Directors and Audit Committee Chair of Northcliff Resources Ltd.and Taseko Mines Limited. He was most recently Senior Vice President and Chief Financial Officer of Coeur Mining, Inc. a leading precious metals producer, which owns and operates mines throughout North America, including the Palmarejo complex in Mexico, one of the world’s largest silver mines. Peter joined Coeur as CFO in 2013, and was responsible for investor relations, financial planning and analysis, financial reporting, information technology, tax and compliance, in addition to serving as a key team member on acquisition and divestiture activities and leading all capital markets activity in multiple equity and debt financings. Previously, he held executive leadership positions in finance and operations with a variety of U.S. and Canadian companies both public and private equity sponsored, among them Taseko Mines Ltd., Vatterott Education Centers, Von Hoffmann Corporation and Crown Packaging Ltd. Mr. Mitchell is a former member of the Board of Directors and Audit Committee Chair for Northern Dynasty Minerals Ltd. and Montage Gold Corporation, where he was also non-executive Chairman. He earned a B.A. in Economics from Western University, an MBA from the University of British Columbia, and is a Chartered Accountant (CPA-CA).

Matthew W. Morris

Director

Matthew W. Morris, age 53, was appointed to the Board of Directors of Stabilis on November 2, 2021. Mr. Morris has served as a director for Cornerstone Strategic Value Fund, Inc., and Cornerstone Total Return Fund, Inc. since November 2017, and is a member of the Audit Committee and Nominating and Corporate Governance Committee for both companies. Mr. Morris also serves as a director of Stewart Information Services Corporation where he previously served as CEO from 2011 to September 9, 2019. Prior to serving as CEO, he served in various executive management positions for Stewart Information Services Corporation, Stewart Title Company and Stewart Title Guaranty Company. He previously served as director for a strategic litigation consulting firm, offering trial, and settlement sciences, crisis management and communications strategy. In addition to his board service, Mr. Morris is the founder and CEO of Lutroco, LLC, a private investment and advisory firm engaging purpose driven entrepreneurs for growth and impact. He received a Bachelor of Business Administration in organizational behavior and business policy from Southern Methodist University, and a Master of Business Administration with a concentration in finance from The University of Texas.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on our review of the copies of such reports, we believe that all such reports required by Section 16(a) of the Exchange Act were in compliance with such filing requirements during the fiscal year ended December 31, 2024.

Insider Trading Policy

The Company has an Insider Trading Policy governing the purchase, sale and/or other dispositions of the Company's securities that applies to all directors, officers and employees. The policy is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company.  A copy of the Insider Trading Policy is filed with the annual report on Form 10-K as Exhibit 19.1.

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

Our named executive officers and their principal positions as of December 31, 2024 are:

Name	Principal Position
Westervelt T. Ballard, Jr. (1)	Chief Executive Officer, President
Andrew L. Puhala	Chief Financial Officer

(1)

As discussed above, our NEOs were determined as of December 31, 2024 and are listed above with the titles they held as of that date. In January 2025 we announced changes to our management team.  Effective January 31, 2025, Mr. Ballard and the Company mutually agreed to terminate his employment as Chief Executive Officer and President.

Summary Compensation Table

The following table sets forth information concerning compensation of our named executive officers who served during the year ended December 31, 2024:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All other compensation ($) (5)	Total ($)
Westervelt T. Ballard, Jr.,	2024	540,000	$—	$—	$—	—	$11,872	$551,872
Chief Executive Officer	2023	533,333	$—	$33,413	$—	740,974	$12,200	$1,319,920
Andrew Puhala,	2024	340,200	—	—	—	122,472	13,520	476,192
Chief Financial Officer	2023	336,000	—	8,183	—	186,726	13,200	544,109

(1)	No bonus was earned for the fiscal years 2024 and 2023.
(2)

The amount represents the full aggregate grant date fair value of stock appreciation right awards ("SARs") granted during fiscal year 2023 computed in accordance with FASB ASC 718. SARs are valued using the Monte Carlo Method. These amounts do not represent the actual value that may be realized by named executive officers. The SARs expired unexercised on December 31, 2024.

(3)	No stock options were granted during the fiscal years 2024 and 2023.
(4)

Mr. Ballard did not earn the performance award  for 2024 performance because he separated from the Company prior to the payout.  See "Employment, Severance or Change of Control Agreements - Release and Consulting Agreement for Mr. Ballard" below and Note 17 - Subsequent Event of the Notes to the Consolidated Financial Statements for further information. Pursuant to his Annual Incentive Plan, Mr. Ballard received the performance award of $740,974 for 2023 performance. Mr. Puhala earned performance awards of $122,472  for 2024 performance and $186,726 for 2023 performance, respectively.

(5)	Consist of employer contributed 401K contributions.

Outstanding Equity Awards

The following table below provides information regarding outstanding restricted stock unit, stock option and stock appreciation rights awards held by the named executive officers as of December 31, 2024:

	Option Awards					Stock Awards
Name	Number of shares or units of stock Underlying Unexercised Options (#) Exercisable	Number of shares or units of stock Underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: Number of securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares or units of stock that have not vested (#)	Market value of unearned shares or units of stock that have not vested ($) (1)
Westervelt T. Ballard, Jr.	1,300,000	—	$—	$10.00	8/23/2031	—	$—
Westervelt T. Ballard, Jr.	295,048	147,526	—	6.00	2/18/2032	7,765	31,914
Andrew Puhala	59,010	29,505	—	6.00	2/18/2032	1,553	6,383

(1)

The amount represents the grant date fair value of restricted stock units. Restricted stock units are valued at market price of the Company's common stock at the closing price at the date of grant. These amounts do not represent the actual value that may be realized by named executive officers.

Employment, Severance or Change in Control Agreements

Employment and Separation Arrangements for Mr. Ballard

The Company entered into an Employment Agreement with Mr. Ballard on August 23, 2021 (the “Employment Agreement”) pursuant to which it agreed for a term of three years (unless terminated earlier pursuant to the terms of the Employment Agreement), subject to successive one-year extensions, to employ Mr. Ballard as its President and Chief Executive Officer. The Company agreed to cause Mr. Ballard to be elected to the Board and thereafter to cause him to be nominated as a director and recommend his election to stockholders on an annual basis during the term of his employment.

In consideration of his services, the Company agreed to pay Mr. Ballard an annualized base salary of not less than $500,000. Mr. Ballard was entitled to participate in the Company’s Annual Bonus Plan, with a target bonus based on performance to be determined by the Compensation Committee of the Board of Directors and to initially range from 50% of Mr. Ballard’s base salary for “threshold” performance, to 100% of his base salary for “target” performance, and 150% of his base salary for “maximum” performance. Notwithstanding the foregoing, Mr. Ballard’s bonus target for calendar year 2021 was prorated in the amount of $125,000. Additionally, the Company granted Mr. Ballard 500,000 restricted stock units (“RSUs”) under the Company’s 2019 Long Term Incentive Plan, of which (i) 250,000 RSUs vested on August 23, 2021, (ii) 125,000 RSUs vested on August 23, 2022, and (iii) 125,000 RSUs vested on August 23, 2023. The Company also agreed to grant Mr. Ballard 1,300,000 options to purchase the Company’s common stock under the 2019 Long Term Incentive Plan, with a strike price equal to $10.00 per share, of which (i) 442,000 options vested on August 23, 2022, (ii) 429,000 options vested on August 23, 2023, and (iii) 429,000 options vested on August 23, 2024. Mr. Ballard was not be permitted to exercise any of the options while he is employed by the Company on or before the expiration of his term of employment, unless (Y) in connection with a sale of an equal number of more of shares of stock by the Company’s Chairman of the Board, or (Z) the Company’s stock has traded at $20.00 or more per share for at least 120 consecutive days. Mr. Ballard was also be eligible to participate in all of the Company’s discretionary short-term and long-term incentive compensation plans and programs and other employee benefit plans which are generally made available to other similarly situated senior executives of the Company.

Release and Consulting Agreement for Mr. Ballard

Effective January 31, 2025, the Company entered into a release and consulting agreement with Mr. Ballard pursuant to which the Company and Mr. Ballard mutually agreed to terminate his employment as President and Chief Executive Officer and Mr. Ballard transitioned to a consultant of the Company. Additionally, Mr. Ballard voluntarily resigned as a member of the Company’s Board of Directors. Under the release and consulting agreement, the Company will pay Mr. Ballard separation pay of $1.0 million, paid in equal or near equal installments over a twelve month period, and additional pay of $41 thousand representing an amount equal to a prorated bonus at "target" performance the Mr. Ballard would have received for his 2025 performance. Additionally, Mr. Ballard will receive a payment of $49 thousand per month for the remainder of 2025 for his consulting services. The Company and Mr. Ballard agreed that 7,765 unvested restricted stock units and 147,525 unvested stock options granted under the Company's long-term incentive plan would vest as of the date of separation of employment, and that period during which all of Mr. Ballard's stock options may be exercised shall expire December 31, 2025.

Policies and Practices for Granting Equity Awards

The Compensation Committee has the responsibility for developing and maintaining an executive compensation policy including the granting of equity awards, consisting of stock appreciation rights, stock options, restricted stock units, restricted stock awards and similar instruments. The Board monitors the results of such policies.

As such, The Company does not grant and has not granted equity awards in anticipation of the release of material nonpublic information, nor timed the release of material nonpublic information based on grant dates of such instruments for the purpose of affecting the value of executive compensation.

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

For the amounts of base salary that our named executive officers received in 2024 and 2023, see “Executive Compensation-Summary Compensation Table.”

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

Annual Cash Bonuses and Annual Non-equity Incentive Plan Compensation

For the years ended December 31, 2024, Mr. Ballard was not awarded the performance award  for 2024 performance because he separated from the Company prior to the payout.  See "Employment, Severance or Change of Control Agreements - Release and Consulting Agreement for Mr. Ballard" and Note 17 - Subsequent Event, of the Notes to the Consolidated Financial Statements for further information. For the year ended December 31, 2023 Mr. Ballard received the performance award of $740,974 for 2023 performance. Mr. Puhala earned non-equity incentive plan compensation of $122,472 and $186,726 for the years ended December 31, 2024 and 2023, respectively.

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

The following table describes the compensation earned by each individual who served as an independent director during 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Totals ($)
Edward L. Kuntz	$100,000	$—	$—	$100,000
Peter C. Mitchell	100,000	—	—	100,000
Matthew W. Morris	100,000	—	—	100,000
Total	$300,000	$—	$—	$300,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information, as of February 25, 2025, the amount and percentage of our outstanding shares of common stock beneficially owned by (i) each person known by us to own beneficially more than 5% of our outstanding common stock, (ii) each director, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise noted, the following table is based on 18,598,603 shares outstanding as of February 25, 2025.

	Common Stock
Name	Number of Shares	Percent of Class
J. Casey Crenshaw (1)	13,249,730	71.2%
Stacey B. Crenshaw (1)	13,249,730	71.2%
LNG Investment Company, LLC	12,580,808	67.7%
Westervelt T. Ballard, Jr. (3) (4)	2,156,314	10.6%
Chart Energy & Chemicals, Inc. (2)	1,470,807	7.9%
Andrew L. Puhala (3) (4)	129,101	*
Edward L. Kuntz (3)	58,172	*
Peter C. Mitchell (3)	25,000	*
Matthew W. Morris (3)	16,000	*
Benjamin J. Broussard (3)	3,000	*
All directors and officers as a group of (7) persons	13,481,011	72.1%

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

At December 31, 2024, the number of shares of common stock available for issuance under the Amended and Restated Plan is 1,442,067 shares. In the event of certain changes in the Company’s common stock such as recapitalization, reclassification, stock split, combination or exchange of shares, stock dividends or the like, appropriate adjustment will be made in the number and kind of shares available for issuance under the Amended and Restated Plan as well as the purchase price, if any, per share.

The following table summarizes information about the outstanding equity plan as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (1)) (3)(a)
Equity compensation plans approved by security holders	2,074,505	$8.51	2,129,805
Equity compensation plans not approved by security holders	—	—	—
Total	2,074,505	$8.51	2,129,805

(1)	Includes shares of common stock issuable upon vesting of outstanding restricted stock units (RSUs) and outstanding stock options.
(2)

The weighted average exercise price represents the exercise price for 2,074,505. The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which convert to common stock on a one-to-one basis.

(3)

Consists of the shares available for future issuance under the Amended and Restated Plan for services by eligible employees, board members, independent contractors and consultants. See Note 14 of the Notes to Consolidated Financial Statements for further information.

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

Other Purchases

The Company purchases supplies and services from a subsidiary of The Modern Group. During the years ended December 31, 2024 and 2023, purchases from The Modern Group totaled $0.2 million and $0.4 million, respectively. The Company had no sales to The Modern Group in 2024 or 2023. There was no receivable due from The Modern Group as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, amounts due to The Modern Group were immaterial, and included in accounts payable on the Consolidated Balance Sheets.

Chart Energy & Chemicals, Inc. (“Chart E&C”) beneficially owns 7.9% of our outstanding common stock. The Company purchases services from Chart E&C. During the years ended December 31, 2024 and 2023, purchases from Chart E&C totaled $0.6 million and $0.7 million, respectively. As of December 31, 2024 and 2023, amounts due to Chart E&C were immaterial, and included in accounts payable on the Consolidated Balance Sheets.

Indemnification Agreements

Currently there are no indemnification agreements in place with our directors of officers.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us for professional services rendered by Ham, Langston & Brezina, L.L.P., our independent registered public accounting firm, during the periods presented:

	Year Ended December 31,
Types of Fees	2024	2023
Audit Fees (1)	$262,000	$270,780
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
Other Fees (4)	—	—
Total Fees	$262,000	$270,780

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

(2)

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported as audit fees. Ham, Langston & Brezina, L.L.P. rendered no such services for us in 2024 or 2023.

(3)

Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). Ham, Langston & Brezina, L.L.P. rendered no such services for us in 2024 or 2023.

(4)

All other fees consist of fees billed for products and services other than the services described in notes (1), (2) and (3) above. Ham, Langston & Brezina, L.L.P. rendered no such services for us in 2024 or 2023.

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

•

The Audit Committee considers whether the provision of the above services other than audit services is compatible with maintaining auditor independence; however, no such non-audit services were performed by Ham, Langston & Brezina, L.L.P. in 2024 or 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following document are filed as part of this report:

(1) Consolidated Financial Statements

The following items are filed in Item 8. Financial Statements and Supplementary Data of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

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

10.11	First Amendment to Loan Agreement, made effective as of September 19, 2023, between Stabilis Solutions, Inc. and Ameristate Bank (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).

10.12	Loan Agreement, dated as of June 9, 2023, among Registrant, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and LNG Stabilis Port Allen, LLC and Cadence Bank (Incorporated by Reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed June 13, 2023).

10.13	Revolving Line of Credit Note, dated as of June 9, 2023, among Registrant, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and LNG Stabilis Port Allen, LLC and Cadence Bank (Incorporated by Reference to Exhibit 1.2 to Registrant's Current Report on Form 8-K filed June 13, 2023).

10.14	Security Agreement, dated as of June 9, 2023, among Registrant, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and LNG Stabilis Port Allen, LLC and Cadence Bank (Incorporated by Reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K filed June 13, 2023).

10.15	† Release and Consulting Agreement (Incorporated by Reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2025).

19.1	* Insider Trading Policy and Procedures

21.1	*Stabilis Solutions, Inc. Subsidiary List.

23.1	*Consent of Independent Registered Public Accounting Firm

31.1	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	*Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

97.1	* Stabilis Solutions, Inc. Incentive Compensation Recovery (Clawback) Policy.

101	*Interactive XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document).

104	*Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*    Filed herewith.

†    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 25, 2025

STABILIS SOLUTIONS, INC.

By:	/s/ J. Casey Crenshaw
J. Casey Crenshaw
Executive Chairman and Director Interim President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2025.

Signature	Title

/s/ J. Casey Crenshaw	Executive Chairman
J. Casey Crenshaw	Interim President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Andrew L. Puhala	Senior Vice President and Chief Financial Officer
Andrew L. Puhala	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Benjamin J. Broussard	Director
Benjamin J. Broussard

/s/ Stacey B. Crenshaw	Director
Stacey B. Crenshaw

/s/ Edward L. Kuntz	Director
Edward L. Kuntz

/s/ Peter C. Mitchell	Director
Peter C. Mitchell

/s/ Matthew W. Morris	Director
Matthew W. Morris