Form 10-Q
period 2025-03-31
Stabilis Solutions, Inc.
filed 2025-05-07
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 6, 2025, there were 18,596,301 outstanding shares of our common stock, par value $.001 per share.

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended March 31, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“this Report”) includes statements that constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks and uncertainties and other factors. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, pending legal and regulatory proceedings and claims, including environmental matters, future economic performance, operating income, cost savings, and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan” or similar expressions. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessary estimates reflecting the best judgment of senior management, not guarantees of future performance. Many of the factors that impact forward-looking statements are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements as described in Part I. “Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("the SEC") on February 25, 2025, as well as any additional risk factors identified and described in Part II. “Item 1A. Risk Factors” of this Report.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS. (Unaudited)

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$9,003	$8,987
Accounts receivable, net	4,692	6,239
Inventories, net	228	345
Prepaid expenses and other current assets	1,510	1,902
Total current assets	15,433	17,473
Property, plant and equipment:
Cost	117,456	117,246
Less accumulated depreciation	(67,167)	(65,518)
Property, plant and equipment, net	50,289	51,728
Goodwill	4,314	4,314
Investments in foreign joint ventures	12,140	11,659
Right-of-use assets and other noncurrent assets	884	410
Total assets	$83,060	$85,584
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,747	$5,667
Accrued liabilities	3,299	3,566
Current portion of long-term notes payable	1,655	2,010
Current portion of finance and operating lease obligations	655	384
Total current liabilities	10,356	11,627
Long-term notes payable, net of current portion and debt issuance costs	6,620	6,848
Long-term portion of operating lease obligations	173	101
Total liabilities	17,149	18,576
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 18,596,301 and 18,585,014 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	19	19
Additional paid-in capital	103,644	103,214
Accumulated other comprehensive loss	(507)	(578)
Accumulated deficit	(37,245)	(35,647)
Total stockholders’ equity	65,911	67,008
Total liabilities and stockholders’ equity	$83,060	$85,584

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Revenues	$17,338	$19,770
Operating expenses:
Cost of revenues	12,788	13,514
Change in unrealized (gain) loss on natural gas derivatives	(84)	(252)
Selling, general and administrative expenses	4,933	3,456
Gain from disposal of fixed assets	(103)	(127)
Depreciation expense	1,867	1,800
Total operating expenses	19,401	18,391
Income (loss) from operations before equity income	(2,063)	1,379
Net equity income from foreign joint venture operations:
Income from equity investment in foreign joint venture	417	247
Foreign joint venture operating related expenses	(49)	(50)
Net equity income from foreign joint venture operations	368	197
Income (loss) from operations	(1,695)	1,576
Other income (expense):
Interest income (expense), net	21	(4)
Other income (expense), net	(12)	(21)
Total other income (expense)	9	(25)
Net income (loss) before income tax (benefit) expense	(1,686)	1,551
Income tax (benefit) expense	(88)	82
Net income (loss)	$(1,598)	$1,469

Net income (loss) per common share (Note 11):
Basic and diluted per common share	$(0.09)	$0.08

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$(1,598)	$1,469
Foreign currency translation adjustment, net of tax	71	(466)
Total comprehensive income (loss)	$(1,527)	$1,003

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Loss	Deficit	Total
Balance at December 31, 2023	18,573,391	$19	$102,057	$(18)	$(40,246)	$61,812
Common stock issued from vesting of stock-based awards	13,588	—	—	—	—	—
Stock-based compensation	—	—	383	—	—	383
Employee tax payments from stock-based withholding	(1,965)	—	(9)	—	—	(9)
Net income	—	—	—	—	1,469	1,469
Other comprehensive loss, net of tax	—	—	—	(466)	—	(466)
Balance at March 31, 2024	18,585,014	$19	$102,431	$(484)	$(38,777)	$63,189

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2024	18,585,014	$19	$103,214	$(578)	$(35,647)	$67,008
Common stock issued from vesting of stock-based awards	13,589	—	—	—	—	—
Stock-based compensation	—	—	447	—	—	447
Employee tax payments from stock-based withholding	(2,302)	—	(17)	—	—	(17)
Net loss	—	—	—	—	(1,598)	(1,598)
Other comprehensive income, net of tax	—	—	—	71	—	71
Balance at March 31, 2025	18,596,301	$19	$103,644	$(507)	$(37,245)	$65,911

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,598)	$1,469
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,867	1,800
Stock-based compensation expense	447	383
Bad debt expense	7	168
Gain on disposal of assets	(103)	(127)
Income from equity investment in joint venture	(417)	(247)
Cash settlements from natural gas derivatives, net	163	—
Realized and unrealized (gains) losses on natural gas derivatives, net	(84)	—
Changes in operating assets and liabilities:
Accounts receivable	1,540	1,964
Prepaid expenses and other current assets	423	235
Accounts payable and accrued liabilities	(1,229)	(1,812)
Other	9	96
Net cash provided by operating activities	1,025	3,929
Cash flows from investing activities:
Acquisition of fixed assets	(487)	(873)
Proceeds from sale of fixed assets	211	207
Net cash used in investing activities	(276)	(666)
Cash flows from financing activities:
Payments on short- and long-term notes payable and finance leases	(671)	(346)
Payment of debt issuance costs	(42)	—
Employee tax payments from restricted stock withholdings	(17)	(9)
Net cash used in financing activities	(730)	(355)
Effect of exchange rate changes on cash	(3)	4
Net increase in cash and cash equivalents	16	2,912
Cash and cash equivalents, beginning of period	8,987	5,374
Cash and cash equivalents, end of period	$9,003	$8,286

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

Basis of Presentation and Consolidation

The accompanying unaudited, interim condensed consolidated financial statements (“Condensed Consolidated Financial Statements”) include our accounts and those of our subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in the notes to consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. We believe that the presentation and disclosures within this report are adequate to prevent the information presented herein from being misleading. The Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring adjustments) for a fair presentation of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K, as filed on February 25, 2025.

All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Condensed Consolidated Financial Statements, all dollar amounts in tabulations are in thousands, unless otherwise indicated.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the determination of fair value of equity-based awards, fair value of natural gas derivatives, carrying amount of contingencies, valuation allowances for receivables, inventories, and deferred income tax assets, valuations assigned to assets and liabilities in business combinations, and impairments of long-lived assets. Actual results could differ from those estimates, and these differences could be material to the Condensed Consolidated Financial Statements.

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

Derivative Instruments

The Company had certain natural gas derivative instruments as of  March 31, 2025 and December 31, 2024. At March 31, 2025 and December 31, 2024, the fair value of the Company's derivatives was $0.1 million and $0.1 million, respectively.  The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for and has been designated as a hedge as well as the type of hedge. The Company has not designated its derivatives as hedges under U.S. GAAP. The Company did not enter into any derivative transactions for speculative purposes. The Company enters into forward sales contracts for the delivery of LNG to its customers. Certain of these sales contracts contain provisions that may meet the criteria of a derivative in the event delivery is not made. These contracts are accounted for under the normal purchase normal sales exclusion under U.S. GAAP and are not measured at fair value each reporting period.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" which requires companies to disclose disaggregated information about certain costs and expenses in the notes to the financial statements. ASU 2024-03 is effective for companies for annual reporting periods beginning after December 15, 2026. The requirements can be applied either prospectively or retrospectively. Although early adoption is permitted, the Company will adopt the pronouncement when the pronouncement becomes effective on January 1, 2027. The Company does not expect the adoption of ASU 2024-03 to have a significant impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under ASU 2023-09, companies must consistently categorize and provide greater disaggregation of information in the rate reconciliation and further disaggregate income taxes paid. ASU 2023-09 is effective for companies for annual reporting periods beginning after January 1, 2025. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its consolidated financial statements.

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

Disaggregated revenues

The table below presents revenue disaggregated by source, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
Revenues:	2025	2024
LNG Product	$13,946	$15,413
Rental	1,550	2,173
Service	1,705	1,924
Other	137	260
Total revenues	$17,338	$19,770

The table below presents revenue disaggregated by geographic location, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
Revenues:	2025	2024
United States	$16,523	$18,507
Mexico	815	1,263
Total revenues	$17,338	$19,770

Variable and other Revenue Components

Certain of our contracts may include rental or services that may vary upon the customer demands at stated rates within the contract and are satisfied as the work is authorized by the customer and performed by the Company. LNG product sales agreements may include both fixed and variable fees per gallon of LNG but is representative of the stand-alone selling price for LNG at the time the contract is negotiated. We have concluded that the variable LNG fees meet the exception for allocating variable consideration to specific parts of the contract. As such, the variable consideration for these contracts is allocated to each distinct gallon of LNG and recognized when that distinct gallon of LNG is delivered to the customer.

Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use and value-added taxes, are excluded from revenue.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets at  March 31, 2025 and  December 31, 2024 consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid insurance	$670	$1,044
Prepaid supplier expenses	170	167
Other receivables	262	204
Natural gas derivatives at fair value, current	141	207
Deposits	99	129
Other	168	151
Total prepaid expenses and other current assets	$1,510	$1,902

4. PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at March 31, 2025 and  December 31, 2024 consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Liquefaction plants and systems	$56,752	$56,752
Real property and buildings	2,082	2,082
Vehicles and tanker trailers and equipment	49,435	49,754
Computer and office equipment	624	545
Construction in progress	8,532	8,082
Leasehold improvements	31	31
	117,456	117,246
Less: accumulated depreciation	(67,167)	(65,518)
	$50,289	$51,728

Depreciation expense totaled $1.9 million and $1.8 million for the three months ended  March 31, 2025 and March 31, 2024, respectively, all of which is included in the Condensed Consolidated Statements of Operations as a separate line item.

5. INVESTMENT IN FOREIGN JOINT VENTURE

The Company holds a 40% interest in BOMAY, which builds electrical systems. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), which owns 51%. The remaining 9% is owned by AA Energies, Inc. The Company made no sales to its joint venture during the three months ended March 31, 2025 and 2024.

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

The tables below present a summary of BOMAY's assets, liabilities and equity at  March 31, 2025 and December 31, 2024, and its operational results for the three months ended March 31, 2025 and 2024 in U.S. dollars (in thousands):

	March 31,	December 31,
	2025	2024
Assets:
Total current assets	$116,260	$124,253
Total non-current assets	8,975	9,496
Total assets	$125,235	$133,749
Liabilities and equity:
Total liabilities	$91,943	$101,562
Total joint ventures’ equity	33,292	32,187
Total liabilities and equity	$125,235	$133,749

	Three Months Ended
	March 31,
	2025	2024
Revenue	$21,710	$17,239
Gross profit	$2,105	$2,630
Net income	$961	$537

The table below presents the components of our investment in BOMAY and a summary of the activity within those components for the three months ended March 31, 2025 in U.S. dollars (in thousands):

	Initial Investment at Merger (1), (2)	Undistributed Earnings	Cumulative Foreign Exchange Translation Adj	Investment in BOMAY
Balance at December 31, 2024	$9,333	$3,021	$(695)	$11,659
Equity in earnings	—	417	—	417
Foreign currency translation gain (loss)	—	—	64	64
Balance at March 31, 2025	$9,333	$3,438	$(631)	$12,140

(1)

Accumulated statutory reserves in equity method investments of $2.7 million at  March 31, 2025 and  December 31, 2024 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”) regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

(2)

The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference is being accreted over an original period of nine years (the expected life of the joint venture). The Company's accretion during the three months ended March 31, 2025 and 2024 both totaled approximately $32 thousand each, respectively, and is included in income from equity investment in foreign joint venture in the accompanying Condensed Consolidated Statements of Operations. The remaining basis difference, net of accumulated accretion at  March 31, 2025 and  December 31, 2024 is summarized in the following table (in thousands):

	March 31,	December 31,
	2025	2024
Original basis difference	$1,165	$1,165
Less accumulated accretion	(734)	(702)
Net remaining basis difference at end of period	$431	$463

In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment of our investment in BOMAY is necessary for the period ending March 31, 2025.

6. ACCRUED LIABILITIES

The Company’s accrued liabilities at  March 31, 2025 and  December 31, 2024 consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Compensation and benefits	$2,605	$2,408
Other taxes payable	272	268
Other accrued liabilities	422	890
Total accrued liabilities	$3,299	$3,566

Management Transition

Effective January 31, 2025, the Company appointed the Company’s Chairman of the Board, J. Casey Crenshaw, as its Executive Chairman, and interim President and Chief Executive Officer.  Mr. Crenshaw replaced Westervelt T. Ballard, Jr., who mutually agreed with the Company to terminate his employment as the Company’s President and Chief Executive Officer and voluntarily resigned his position as a director. As part of Mr. Ballard’s separation, the Company entered into a release and consulting agreement with Mr. Ballard whereby the Company will pay Mr. Ballard separation pay of $1.0 million, paid in equal or near equal installments over a twelve-month period, and additional pay of $41 thousand representing an amount equal to a prorated bonus at "target" performance that Mr. Ballard would have received for his 2025 performance and reimbursement of COBRA premiums over what Mr. Ballard would normally pay for Company provided insurance up to a maximum of 18 months. Additionally, Mr. Ballard will receive a payment of $49 thousand per month for the remainder of 2025 for his consulting services. The Company recorded expense of $1.7 million, consisting of $1.6 million related to Mr. Ballard’s cumulative separation pay, additional pay and consulting pay and $0.1 million of other separation related expenses, all of  which are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations during the three months ended March 31, 2025. As of March 31, 2025, a total of $1.5 million of this amount remains unpaid and is included in current liabilities on our Condensed Consolidated Balance Sheet with $1.4 million included above within accrued compensation and benefits and $0.1 million in accounts payable.

As part of Mr. Ballard’s release and consulting agreement the Company also accelerated vesting and amended option exercise terms for certain equity awards. See additional discussion in Note 10.

7. DEBT

The Company’s carrying value of debt, net of debt issuance costs at March 31, 2025 and  December 31, 2024 consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Secured term note, net of debt issuance costs	$7,765	$7,975
Insurance and other notes payable	510	883
Total	8,275	8,858
Less: amounts due within one year	(1,655)	(2,010)
Total long-term debt	$6,620	$6,848

 Total interest expense was $0.1 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively. The Company capitalized interest of $0.1 million and $0.1 million, respectively.

Revolving Credit Facility

On March 27, 2025 the Company, along with its subsidiaries, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and Stabilis LNG Port Allen, LLC (collectively, the “Borrowers”) entered into a Modification Agreement (the "Agreement") to the existing Loan Agreement (the "Loan Agreement") with Cadence Bank. Under the Agreement, the $10.0 million revolving credit facility ("Revolving Credit Facility") maturity date was extended to June 9, 2028. Additionally, the Agreement amended the Fixed Charge Coverage Ratio terms primarily related to the inclusion of excess cash. As of  March 31, 2025, no amounts have been drawn under the Revolving Credit Facility.

The Revolving Credit Facility, as amended, contains a maximum aggregate borrowing amount of $10.0 million, subject to a borrowing base of 80% of eligible accounts receivable. As of  March 31, 2025, the Company has $2.5 million availability under the Revolving Credit Facility. The Company may request an increase in the maximum aggregate amount under the Revolving Credit Facility by up to $5.0 million, subject to the approval of Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Company’s accounts receivable and deposit accounts. Borrowings under the Revolving Credit Facility incur interest at the Prime Rate published by the Wall Street Journal. Any unused portion is subject to a quarterly unused commitment fee of 0.5% per annum.

The Revolving Credit Facility contains various restrictions and covenants. Among other requirements, the Borrowers must maintain a consolidated net worth of at least $52.4 million as of  March 31, 2025, such minimum amount increasing on December 31 of each fiscal year thereafter by 50% of the Borrowers’ positive net income for that fiscal year, and must maintain a minimum Fixed Charge Coverage Ratio of 1.2 to 1.0 on a consolidated basis, as defined in the Revolving Credit Facility, as of the last day of each fiscal quarter, on a trailing twelve (12) months basis. The Revolving Credit Facility also contains customary events of default. If an event of default under the Revolving Credit Facility occurs and is continuing, then Cadence Bank may declare any outstanding obligations under the Revolving Credit Facility to be immediately due and payable. In addition, if any of the Borrowers become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Loan Agreement will automatically become immediately due and payable. As of March 31, 2025, the Company was in compliance with all its covenants related to the Revolving Credit Facility.

Secured Term Note

On April 8, 2021, the Company entered into a loan agreement (the “AmeriState Loan Agreement”) with AmeriState Bank (“Lender”), to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “AmeriState Loan”). The AmeriState Loan Agreement is secured by specific equipment owned by the Company. On September 19, 2023, the AmeriState Loan Agreement was amended (the "First Amendment"), for the purpose of substituting certain items of collateral under the AmeriState Loan Agreement. The AmeriState Loan is a term loan facility, matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter. The AmeriState Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the AmeriState Loan. As of March 31, 2025, $8.0 million remained outstanding with $1.0 million in remaining availability for future draws.

The AmeriState Loan Agreement requires the Company to meet certain financial covenants which include a debt-to-net-worth ratio of not more than 9.1 to 1.0 and a debt service coverage ratio of not less than 1.2 to 1.0 on an annual basis beginning December 31, 2024. The Company was in compliance with all of its debt covenants as of March 31, 2025. Upon an Event of Default (as defined in the AmeriState Loan Agreement), the Lender may (i) terminate its commitment, (ii) declare the outstanding principal amount of the Advancing Notes (as defined in the AmeriState Loan Agreement) due and payable, or (iii) exercise all rights and remedies available to Lender under the AmeriState Loan Agreement.

Insurance Notes Payable

The Company finances its annual commercial insurance premiums for its business and operations. For the 2024-2025 policies, the amount financed was $1.0 million.  The outstanding principal balance on the premium finance note was $0.5 million at  March 31, 2025. The Company makes equal monthly payments of principal and interest over the term of the note. The interest rate for the insurance financing is 7.95%.  At  December 31, 2024, the note's outstanding principal balance was $0.9 million.

8. RELATED PARTY TRANSACTIONS

Casey Crenshaw (our Executive Chairman of the Board and interim President and Chief Executive Officer) is the beneficial owner of 50% of The Modern Group and is deemed to jointly control The Modern Group with family members. During the quarter, the Company entered into a lease agreement to lease office space from The Modern Group at a market rate of $28 thousand per month. This lease qualified as an operating lease under U.S. GAAP resulting in a right-of-use asset ("ROU" asset) and operating lease liability of $0.4 million included on the Company's Condensed Consolidated Balance Sheet at March 31, 2025.

 In addition, the Company also purchases supplies and services from subsidiaries of The Modern Group. The Company had total purchases and lease payments of $40 thousand and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. The Company had no sales to The Modern Group during the three months ended March 31, 2025 and 2024. As of  March 31, 2025 and December 31, 2024, the Company had no accounts receivable due from The Modern Group and accounts payable due to the Modern Group were immaterial.

Chart Energy and Chemicals, Inc. ("Chart E&C") beneficially owns 7.9% of our outstanding common stock at March 31, 2025. The Company made purchases from Chart E&C of $0.1 million for both the three months ended March 31, 2025 and 2024. The Company had no sales to Chart E&C during the three months ended March 31, 2025 and 2024 and no accounts receivable due from Chart E&C at March 31, 2025 and December 31, 2024. The Company had an immaterial amount of accounts payable due to Chart E&C at March 31, 2025 and at December 31, 2024.

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

10. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stock-based Compensation

The Company includes stock compensation expense within general and administrative expenses in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2025 and March 31, 2024, the Company recognized $0.4 million and $0.4 million of stock compensation expense, respectively.

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

The Company made no stock-based awards during the three months ended March 31, 2025.

Issuances of Common Stock

During the three months ended March 31, 2025, and 2024, shares of common stock were issued upon vesting of restricted stock units, net of withholding shares for tax payments, totaling 11,287 shares and 11,623 shares, respectively. There were no stock options or stock appreciation rights exercised during the three months ended March 31, 2025 or 2024.

Management Transition

Effective January 31, 2025, the Company and Mr. Ballard agreed that 7,765 unvested restricted stock units and 147,525 unvested stock options granted under the Company's Amended and Restated Long-Term Incentive Plan would vest as of the date of Mr. Ballard’s separation of employment (see Note 6). Additionally, the exercise period of these options plus 1.6 million options which had vested prior to Mr. Ballard’s separation was amended to expire December 31, 2025. The amendment of the exercise period represents a modification of an equity award under U.S. GAAP and the Company recognized $0.4 million in additional non-cash stock compensation expense related to the adjustment of the exercise period of his options to December 31, 2025. The assumptions included in estimating the additional expense include:

•	The risk-free rate assumed the average return of a U.S. Treasury bill for 6 months, which was approximately 4% at January 31, 2025,

•	$0 dividends, as we have not historically paid dividends,

•	An expected option term of 5.5 months, and

•	Volatility of 50%.

11. NET INCOME PER SHARE

The calculation of net income per common share for the three months ended March 31, 2025 and 2024 are presented below. Dilutive securities consist of unvested restricted stock units ("RSUs") deemed outstanding using the treasury method.  There were no dilutive securities at  March 31, 2025, as all RSUs had vested and 2,074,505 stock options had exercise prices exceeding the market price and inclusion would have been anti-dilutive for the period due to the Company's net loss at  March 31, 2025. At  March 31, 2024 RSUs excluded from dilutive securities under the treasury method were 11,593 shares; 2,074,505 stock options were excluded, as the exercise price exceeded the market price and 658,437 stock appreciation rights ("SARs") were excluded, as the price exceeded the market price. The SARs expired unexercised on December 31, 2024.

	Three Months Ended
	March 31,
	2025	2024
Weighted average shares:
Basic weighted average number of common shares outstanding	18,591,374	18,578,815
Dilutive securities	—	1,996
Total shares including dilutive securities	18,591,374	18,580,811

Net income (loss)	$(1,598)	$1,469

Net income (loss) per common share:
Basic net income (loss) per common share	$(0.09)	$0.08
Diluted net income (loss) per common share	$(0.09)	$0.08

12. SUPPLEMENTAL CASH FLOW INFORMATION

The Company's supplemental disclosure of cash flow information for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended
	March 31,
Supplemental Disclosure of Cash Flow Information:	2025	2024
Interest paid	$144	$157
Income taxes paid	—	—
Significant non-cash investing and financing activities:
Acquisition of fixed assets included within accounts payable and accrued expenses	$—	$182
ROU assets from leases	425	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q (“this Report”) and the consolidated financial statements included in the 2024 Annual Report on Form 10-K filed on February 25, 2025 with the U.S. Securities and Exchange Commission (the “SEC”). Historical results and percentage relationships set forth in the Condensed Consolidated Statements of Operations and Cash Flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.

Overview

Stabilis Solutions, Inc. and its subsidiaries is an energy transition company that provides turnkey clean energy production, storage, transportation and fueling solutions, using liquefied natural gas (“LNG”), to multiple end markets. We provide LNG solutions to customers in diverse end markets, including aerospace, agriculture, energy, industrial, marine bunkering, mining, pipeline, remote power and utility markets. LNG can be used to deliver natural gas to locations where pipeline service is unavailable, has been interrupted, or needs to be supplemented. LNG can also be used to replace a variety of fuels, including distillate fuel oil, such as diesel and marine gas oil, and propane, among others, to provide environmental and economic benefits. Increasingly, LNG is being utilized as a transportation fuel in the marine industry and as a propellant in the private rocket launch sector. We believe that these fuel markets are large and provide significant opportunities for LNG usage.

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

U.S. Department of Energy ("DOE") Approval to Export LNG

In the third quarter of 2022, Stabilis received authorization from the DOE to export domestically produced LNG to all free trade ("FTA") and non-free trade ("non-FTA") countries, for up to 51.75 billion cubic feet per year (or approximately 1.0 MTPA) of natural gas equivalent. The authorization is for shipments of LNG and is for a term of 28 years with a remaining term of approximately 25 years under this authorization. In the third quarter of 2024, the Company met the initial time requirement to initiate exports to non-FTA countries. As of March 31, 2025, we have delivered LNG to Europe under this authorization. For exports to FTA countries, the Company has five years from the date it received the authorization with which to initiate exportation of LNG.

The DOE authorization received during the third quarter of 2022 supplements the Company's other existing import and export license from the DOE. Under this license, the Company is authorized to import and export LNG from and to Canada and Mexico, via truck.  Additionally, effective September 2024, the Company can import LNG, by vessel, from various international sources to any LNG import terminal in the United States. In the three months ended March 31, 2025, we delivered LNG to Mexico under this authorization.

Results of Operations

Stabilis supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The comparative tables below reflect our consolidated operating results for the three months ended March 31, 2025 (the “Current Quarter”) as compared to the three months ended March 31, 2024 (the “Prior Year Quarter”) (unaudited, amounts in thousands, except for percentages).

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
Revenues:
LNG Product	$13,946	$15,413	$(1,467)	(9.5)%
Increase / (decrease) in gallons delivered	(2,196)			n/a
Rental	1,550	2,173	(623)	(28.7)
Service	1,705	1,924	(219)	(11.4)
Other	137	260	(123)	(47.3)
Total revenues	17,338	19,770	(2,432)	(12.3)
Operating expenses:
Cost of revenues	12,788	13,514	(726)	(5.4)
Change in unrealized (gain) loss on natural gas derivatives	(84)	(252)	168	(66.7)
Selling, general and administrative expenses	4,933	3,456	1,477	42.7
Gain from disposal of fixed assets	(103)	(127)	24	(18.9)
Depreciation expense	1,867	1,800	67	3.7
Total operating expenses	19,401	18,391	1,010	5.5
Income (loss) from operations before equity income	(2,063)	1,379	(3,442)	n/a
Net equity income from foreign joint venture operations	368	197	171	86.8
Income (loss) from operations	(1,695)	1,576	(3,271)	n/a
Other income (expense):
Interest income (expense), net	21	(4)	25	n/a
Other income (expense), net	(12)	(21)	9	(42.9)
Total other income (expense)	9	(25)	34	n/a
Net income (loss) before income tax (benefit) expense	(1,686)	1,551	(3,237)	n/a
Income tax (benefit) expense	(88)	82	(170)	n/a
Net income (loss)	$(1,598)	$1,469	$(3,067)	n/a

Revenue

During the Current Quarter, revenues decreased  $2.4 million, or 12%, compared to the Prior Year Quarter. The change in revenue primarily related to:

●	Decreased gallons of LNG delivered in the Current Quarter compared to the Prior Year Quarter resulting in a decrease in revenues of $2.1 million;

●	Decreased rental, service and other revenues in the Current Quarter compared to the Prior Year Quarter, resulting in decreased revenues of $1.0 million;

●	Decreased take-or-pay contracts in the Current Quarter compared to the Prior Year Quarter, resulting in decreased revenues of $0.2 million;

●	Decreased customer pricing mix in the Current Quarter compared to the Prior Year Quarter, resulting in decreased revenues of $0.1 million; and

●

These decreases were partially offset by increased revenues of $1.0 million related to higher natural gas prices, which are passed on to our customers, in the Current Quarter compared to the Prior Year Quarter.

Operating Expenses

Cost of revenues. Cost of revenues decreased $0.7 million, or 5%, compared to the Prior Year Quarter. As a percentage of revenue, these costs were 74% and 68% in the Current Quarter and the Prior Year Quarter, respectively. The change in cost of revenues was primarily attributable to:

●	Decreased gallons of LNG delivered in the Current Quarter compared to the Prior Year Quarter resulting in a decrease in cost of revenues of $1.4 million; and

●	Decreased rental, service and other costs in the Current Quarter compared to the Prior Year Quarter resulting in a decrease in cost of revenues of $0.5 million;

●

These decreases were partially offset by net higher natural gas pricing and liquefaction costs and lower transportation costs in the Current Quarter compared to the Prior Year Quarter resulting in increased cost of revenues of $1.2 million.

Change in unrealized gain/loss on natural gas derivatives. The Company had a gain of $0.1 million on unrealized (gain) loss on natural gas derivatives in the Current Quarter compared to a gain of $0.3 million in the Prior Year Quarter. The decrease in the gain in the Current Quarter is due to fewer natural gas derivatives.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.5 million in the Current Quarter compared to the Prior Year Quarter. Mr. Ballard's severance related expenses accounted for $2.1 million in the Current Quarter and were partially offset by lower compensation expense.

Depreciation. Depreciation expense increased $0.1 million during the Current Quarter as compared to the Prior Year Quarter primarily due to new mobile assets in the Current Quarter compared to the Prior Year Quarter. The increase was partially offset by other assets reaching the end of their depreciable lives.

Gain on disposal of assets. The Company recorded a gain on disposal of assets of $0.1 million in the Current Quarter related to an insurance settlement for an asset that was damaged in transit in which proceeds of $0.2 million were received. In the Prior Year Quarter, a gain of $0.1 million on the disposal of assets was recorded related to the sale of certain assets in which proceeds of $0.2 million were received.

Net equity income from foreign joint venture operations. Equity income from the Company's foreign joint venture increased by $0.2 million in the Current Quarter compared to the Prior Year Quarter due to increased net profits by the joint venture.

Interest (expense) income. Interest income, net was $21 thousand in the Current Quarter compared to interest expense, net of $4 thousand in the Prior Year Quarter. The increase in interest income, net related to interest earned on the Company's cash balances during the Current Quarter.

Other income (expense). Other expense was $12 thousand during the Current Quarter compared to other expense of $21 thousand in the Prior Year Quarter related to transactional foreign exchange gains (losses).

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

Liquidity and Capital Resources

The Company's principal sources of liquidity have consisted of cash provided by our operations, cash on hand, and distributions from our BOMAY joint venture. During the Current Quarter, our principal sources of liquidity were cash provided from our operations and our existing cash balances. The Company used cash flows generated from operations to invest in fixed assets to support growth, as well as to pay interest and principal amounts outstanding under our debt agreements.

On March 27, 2025 the Company, entered into a Modification Agreement to the existing Loan Agreement with Cadence Bank. Under the Agreement the $10.0 million Revolving Credit Facility maturity date was extended to June 9, 2028. Additionally, the Agreement amended the Fixed Charge Coverage Ratio terms primarily related to the inclusion of excess cash. The three-year Revolving Credit Facility, as amended, contains a maximum aggregate amount of $10.0 million, subject to a borrowing base of 80% of eligible accounts receivable. The Company may request an increase in the maximum aggregate amount under the Revolving Credit Facility by up to $5.0 million, subject to the approval of Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Borrowers’ accounts receivable and deposit accounts. Borrowings under the Revolving Credit Facility incur interest at the Prime Rate published by the Wall Street Journal. Any unused portion is subject to a quarterly unused commitment fee of 0.5% per annum. As of March 31, 2025, no amounts have been drawn under the Revolving Credit Facility. The Revolving Credit Facility contains various restrictions and covenants. As of March 31, 2025, the Company was in compliance with all its covenants related to the Revolving Credit Facility.

As of March 31, 2025, we had $9.0 million in cash and cash equivalents on hand, $9.1 million in outstanding debt (net of debt issuance costs) and lease obligations (of which $2.3 million is due in the next twelve months). The Company has total availability under the Revolving Credit Facility and the AmeriState Secured Term Loan Facility of $3.5 million at March 31, 2025. During the three months ended March 31, 2025, the Company made no draw downs on either the Revolving Credit Facility or the AmeriState Secured Term Loan Facility.

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

Cash Flows

Cash flows provided by (used in) our operating, investing and financing activities are summarized below (unaudited, in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$1,025	$3,929
Investing activities	(276)	(666)
Financing activities	(730)	(355)
Effect of exchange rate changes on cash	(3)	4
Net increase (decrease) in cash and cash equivalents	16	2,912
Cash and cash equivalents, beginning of period	8,987	5,374
Cash and cash equivalents, end of period	$9,003	$8,286

Operating Activities

Net cash provided by operating activities totaled $1.0 million for the three months ended March 31, 2025 compared to $3.9 million for the same period in 2024. The decrease in net cash provided by operating activities of $2.9 million as compared to the Prior Year Quarter was primarily attributable to decreased profit as a result of lower income from operations in the Current Quarter.

Investing Activities

Net cash used in investing activities totaled $0.3 million for the three months ended March 31, 2025 compared to $0.7 million for the three months ended March 31, 2024. The decrease in net cash used in investing activities in the Current Quarter of $0.4 million was primarily due to cash paid to purchase additional liquefaction assets to support growth in the Prior Year Quarter.

Financing Activities

Net cash used in financing activities totaled $0.7 million for the three months ended March 31, 2025, compared to $0.4 million for the three months ended March 31, 2024. The increase in cash used in financing activities in the Current Quarter compared to the Prior Year Quarter is due to additional debt payments on the AmeriState Loan.

Future Cash Requirements

We require cash to fund our operating expenses and working capital requirements, including costs associated with fuel sales, capital expenditures, debt repayments, equipment maintenance of LNG production facilities, mergers and acquisitions (if any), pursuing market expansion, supporting sales and marketing activities and other general corporate purposes. While we believe we have sufficient liquidity and capital resources to fund our operations and repay our debt, we may elect to pursue additional financing activities such as refinancing existing debt, obtaining new debt, or debt or equity offerings to provide flexibility with our cash management. Certain of these alternatives may require the consent of current lenders or stockholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all. Additionally, the Company may pursue additional expansion activities to increase its liquefaction capabilities. Such an effort, if pursued, would require additional liquidity from other sources either from the sale of debt or equity securities, additional capital investment from new owners or joint venture partners, or any combination of the above. The Company has made no such expansion commitments to date. In the event, the Company pursues such expansion in the near term, there is no assurance that the Company will be able to secure additional liquidity on favorable terms or at all.

Capital expenditures for the three months ended March 31, 2025 were $0.5 million and primarily related to the purchase of additional liquefaction assets, refurbishments and upgrades to existing assets and rolling stock. Future capital expenditures will be dependent upon business needs and value-adding investment opportunities as well as the availability of additional capital at favorable terms which is difficult to predict. At March 31, 2025, the Company had open purchase orders and payables related to capital expenditures of approximately $0.2 million.

Shelf Registration Statement

The Company filed a registration statement on Form S-3 (the "Shelf Registration"), which was declared effective on April 26, 2022. The Shelf Registration was for a period of three years, expiring on April 25, 2025, and permitted the Company to issue up to $100.0 million in either common stock, preferred stock, warrants or a combination of the above.  On December 16, 2022, the Company filed a prospectus supplement to the Shelf Registration that allowed the Company to sell and issue shares of common stock directly to the public “at the market” (the "ATM") as permitted in Rule 415 under the Securities Act. The Company made no issuances under the Shelf Registration and related ATM. On April 25, 2025, the Shelf Registration and related ATM prospectus supplement expired unused.

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no transactions that met the definition of off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial position, operating results, liquidity, cash requirements or capital resources.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.  There have been no significant changes in the Company's “Critical Accounting Policies and Estimates” during the three months ended March 31, 2025 from those disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 25, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” the Company is not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2025.

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

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025 (“Form 10-K”), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. During the three months ended March 31, 2025, there have been no material changes in our risk factors disclosed in our 2024 Form 10-K; except for the addition of the following risk factor for the current quarter.

Changes in U.S. trade policy including tariffs may have a material adverse effect on our business and results of operations

Escalating tariffs and the potential for additional trade restrictions by the United States have increased uncertainty regarding future economic conditions and financial markets and have, in some cases, resulted in the imposition of retaliatory tariffs by foreign governments. The ultimate impact of U.S. tariffs and retaliatory trade measures on economic conditions remains uncertain. While the majority of our sales are domestic, and LNG trade between the U.S. and Mexico is not currently subject to tariffs; such tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global economies which could reduce demand for LNG and our services or increase our operating costs. Although the extent of any such impact is uncertain, it could have a material adverse effect on our business, financial condition and results of operations.

ITEM 5. OTHER INFORMATION.

None of the Company's officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to Registrant's Annual Report on Form 10-K filed February 25, 2025)

10.1	† Release and Consulting Agreement (Incorporated by Reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed February 3, 2025)

10.2	Loan Modification Agreement, dated as of March 27, 2025, among Stabilis Solutions, Inc., Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and LNG Stabilis Port Allen LLC and Cadence (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 28, 2025)

31.1	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	*Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101.INS	*Interactive XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)

101.SCH	*Inline XBRL Taxonomy Extension Schema Document

101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document

104	* Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*         Filed herewith

†         Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2025

STABILIS SOLUTIONS, INC.

By:	/s/ J. Casey Crenshaw
J. Casey Crenshaw
Interim President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)