Form 10-Q
period 2025-09-30
Stabilis Solutions, Inc.
filed 2025-11-05
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 3, 2025, there were 18,596,301 outstanding shares of our common stock, par value $.001 per share.

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended September 30, 2025

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS. (Unaudited)

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$10,305	$8,987
Accounts receivable, net	6,900	6,239
Inventories, net	244	345
Prepaid expenses and other current assets	1,940	1,902
Total current assets	19,389	17,473
Property, plant and equipment:
Cost	121,869	117,246
Less accumulated depreciation	(70,911)	(65,518)
Property, plant and equipment, net	50,958	51,728
Goodwill	4,314	4,314
Investments in foreign joint ventures	11,157	11,659
Right-of-use assets and other noncurrent assets	1,320	410
Total assets	$87,138	$85,584
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,597	$5,667
Accrued liabilities	3,335	3,566
Current portion of long-term notes payable	2,213	2,010
Current portion of finance and operating lease obligations	494	384
Total current liabilities	13,639	11,627
Long-term notes payable, net of current portion and debt issuance costs	6,048	6,848
Long-term portion of operating lease obligations	756	101
Total liabilities	20,443	18,576
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 18,596,301 and 18,585,014 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	19	19
Additional paid-in capital	103,644	103,214
Accumulated other comprehensive loss	(229)	(578)
Accumulated deficit	(36,739)	(35,647)
Total stockholders’ equity	66,695	67,008
Total liabilities and stockholders’ equity	$87,138	$85,584

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Revenues	$20,325	$17,627	$54,972	$55,995
Operating expenses:
Cost of revenues	14,723	12,638	40,235	39,702
Change in unrealized loss (gain) on natural gas derivatives	19	13	(5)	(321)
Selling, general and administrative expenses	2,783	3,035	10,847	9,822
Loss (gain) from disposal of fixed assets	165	(102)	62	(301)
Depreciation expense	1,842	1,776	5,569	5,344
Total operating expenses	19,532	17,360	56,708	54,246
Income (loss) from operations before equity income	793	267	(1,736)	1,749
Net equity income from foreign joint venture operations:
Income from equity investment in foreign joint venture	322	575	859	1,162
Foreign joint venture operating related expenses	(44)	(59)	(163)	(154)
Net equity income from foreign joint venture operations	278	516	696	1,008
Income (loss) from operations	1,071	783	(1,040)	2,757
Other income (expense):
Interest income, net	84	81	129	105
Other income (expense), net	(35)	10	(71)	15
Total other income	49	91	58	120
Net income (loss) before income tax expense	1,120	874	(982)	2,877
Income tax expense (benefit)	1	(123)	110	384
Net income (loss)	$1,119	$997	$(1,092)	$2,493

Net income (loss) per common share:
Basic and diluted per common share	$0.06	$0.05	$(0.06)	$0.13

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$1,119	$997	$(1,092)	$2,493
Foreign currency translation adjustment, net of tax	94	389	349	(25)
Total comprehensive income (loss)	$1,213	$1,386	$(743)	$2,468

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2023	18,573,391	$19	$102,057	$(18)	$(40,246)	$61,812
Common stock issued from vesting of stock-based awards	13,588	—	—	—	—	—
Stock-based compensation	—	—	383	—	—	383
Employee tax payments from stock-based withholding	(1,965)	—	(9)	—	—	(9)
Net income	—	—	—	—	1,469	1,469
Other comprehensive loss, net of tax	—	—	—	(466)	—	(466)
Balance at March 31, 2024	18,585,014	19	102,431	(484)	(38,777)	63,189
Stock-based compensation	—	—	408	—	—	408
Net income	—	—	—	—	27	27
Other comprehensive income, net of tax	—	—	—	52	—	52
Balance at June 30, 2024	18,585,014	19	102,839	(432)	(38,750)	63,676
Stock-based compensation	—	—	293	—	—	293
Net income	—	—	—	—	997	997
Other comprehensive income, net of tax	—	—	—	389	—	389
Balance at September 30, 2024	18,585,014	$19	$103,132	$(43)	$(37,753)	$65,355

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2024	18,585,014	$19	$103,214	$(578)	$(35,647)	$67,008
Common stock issued from vesting of stock-based awards	13,589	—	—	—	—	—
Stock-based compensation	—	—	447	—	—	447
Employee tax payments from stock-based withholding	(2,302)	—	(17)	—	—	(17)
Net loss	—	—	—	—	(1,598)	(1,598)
Other comprehensive income, net of tax	—	—	—	71	—	71
Balance at March 31, 2025	18,596,301	19	103,644	(507)	(37,245)	65,911
Net loss	—	—	—	—	(613)	(613)
Other comprehensive income, net of tax	—	—	—	184	—	184
Balance at June 30, 2025	18,596,301	19	103,644	(323)	(37,858)	65,482
Net income	—	—	—	—	1,119	1,119
Other comprehensive income, net of tax	—	—	—	94	—	94
Balance at September 30, 2025	18,596,301	$19	$103,644	$(229)	$(36,739)	$66,695

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,092)	$2,493
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,569	5,344
Stock-based compensation expense	447	1,084
Provision for credit losses	315	88
Loss (gain) on disposal of assets	62	(301)
Income from equity investment in joint venture	(859)	(1,162)
Distributions from equity investment in joint venture	1,637	1,716
Cash settlements from natural gas derivatives, net	178	(359)
Realized and unrealized (gains) losses on natural gas derivatives, net	202	123
Changes in operating assets and liabilities:
Accounts receivable	(976)	1,845
Prepaid expenses and other current assets	698	857
Accounts payable and accrued liabilities	1,697	(155)
Other	56	(51)
Net cash provided by operating activities	7,934	11,522
Cash flows from investing activities:
Acquisition of fixed assets	(4,999)	(3,561)
Proceeds from sale of fixed assets	211	381
Net cash used in investing activities	(4,788)	(3,180)
Cash flows from financing activities:
Payments on short- and long-term notes payable and finance leases	(1,784)	(1,280)
Payment of debt issuance costs	(42)	—
Employee tax payments from restricted stock withholdings	(17)	(9)
Net cash used in financing activities	(1,843)	(1,289)
Effect of exchange rate changes on cash	15	(34)
Net increase in cash and cash equivalents	1,318	7,019
Cash and cash equivalents, beginning of period	8,987	5,374
Cash and cash equivalents, end of period	$10,305	$12,393

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Stabilis Solutions, Inc. and its subsidiaries (the “Company”, “Stabilis”, “our”, “us” or “we”) provide turnkey clean energy production, storage, transportation and fueling solutions using liquefied natural gas (“LNG”) to multiple end markets.

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

Segment Reporting

In accordance with ASC Topic 280 - "Segment Reporting (ASC 280)" the Company has determined that it has a single operating and reporting segment. As a result, the Company's segment accounting policies are the same as described herein and the Company does not have any material intra-segment sales and transfers of assets. The Company's Chief Operating Decision Maker ("CODM") is the Chief Executive Officer (the "CEO"). The CEO, with the Chief Financial Officer, assesses the performance and makes operating decisions of the Company on a consolidated basis, based on the Company's net increase in shareholder's equity resulting from operations ("net income"). Company assets are not reviewed by the CODM at a different asset level or category, but at the consolidated level. As the Company's operations are comprised of a single operating segment, the segment assets are reflected on the accompanying Condensed Consolidated Balance Sheets as "total assets" and the significant segment expenses are listed on the accompanying Condensed Consolidated Statements of Operations.

Derivative Instruments

The Company had certain natural gas derivative instruments as of December 31, 2024. At September 30, 2025 the Company's natural gas derivative instruments were immaterial. At  September 30, 2025 and  December 31, 2024, the fair value of the Company's derivatives was $0.0 million and $0.1 million, respectively.  The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for and has been designated as a hedge as well as the type of hedge. The Company has not designated its derivatives as hedges under U.S. GAAP. The Company did not enter into any derivative transactions for speculative purposes during the periods presented. The Company enters into forward sales contracts for the delivery of LNG to its customers. Certain of these sales contracts contain provisions that may meet the criteria of a derivative in the event delivery is not made. These contracts are accounted for under the normal purchase normal sales exclusion under U.S. GAAP and are not measured at fair value each reporting period.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under ASU 2023-09, companies must consistently categorize and provide greater disaggregation of information in the rate reconciliation and further disaggregate income taxes paid. ASU 2023-09 is effective for companies for annual reporting periods beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its consolidated financial statements.

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

Disaggregated revenues

The table below presents revenue disaggregated by source, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2025	2024	2025	2024
LNG Product	$17,526	$14,256	$46,100	$44,295
Rental	1,374	1,614	4,220	5,469
Service	1,245	1,681	4,119	5,298
Other	180	76	533	933
Total revenues	$20,325	$17,627	$54,972	$55,995

The table below presents revenue disaggregated by geographic location, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2025	2024	2025	2024
United States	$19,396	$16,602	$52,354	$52,482
Mexico	929	1,025	2,618	3,513
Total revenues	$20,325	$17,627	$54,972	$55,995

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

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets at  September 30, 2025 and  December 31, 2024 consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid insurance	$1,131	$1,044
Prepaid supplier expenses	342	167
Other receivables	224	204
Natural gas derivatives at fair value, current	—	207
Deposits	99	129
Other	144	151
Total prepaid expenses and other current assets	$1,940	$1,902

4. PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at September 30, 2025 and  December 31, 2024 consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Liquefaction plants and systems	$56,768	$56,752
Real property and buildings	2,082	2,082
Vehicles and tanker trailers and equipment	50,852	49,754
Computer and office equipment	705	545
Construction in progress	11,431	8,082
Leasehold improvements	31	31
	121,869	117,246
Less: accumulated depreciation	(70,911)	(65,518)
	$50,958	$51,728

Depreciation expense totaled $1.8 million and $1.8 million for the three months ended  September 30, 2025 and September 30, 2024, respectively. Depreciation expense totaled $5.6 million and $5.3 million for the nine months ended September 30, 2025 and 2024, respectively, all of which is included in the Condensed Consolidated Statements of Operations as a separate line item.

5. INVESTMENT IN FOREIGN JOINT VENTURE

The Company holds a 40% interest in BOMAY, which builds electrical systems. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), which owns 51%. The remaining 9% is owned by AA Energies, Inc. The Company made no sales to its joint venture during the three and nine months ended September 30, 2025 and 2024.

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

The tables below present a summary of BOMAY's assets, liabilities and equity at  September 30, 2025 and December 31, 2024, and its operational results for the three and nine months ended September 30, 2025 and 2024 in U.S. dollars (in thousands):

	September 30,	December 31,
	2025	2024
Assets:
Total current assets	$108,026	$124,253
Total non-current assets	4,719	9,496
Total assets	$112,745	$133,749
Liabilities and equity:
Total liabilities	$82,004	$101,562
Total joint ventures’ equity	30,741	32,187
Total liabilities and equity	$112,745	$133,749

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$16,059	$34,330	$67,257	$73,631
Gross profit	$2,607	$4,056	$7,590	$9,122
Net income	$724	$1,355	$1,904	$2,662

The table below presents the components of our investment in BOMAY and a summary of the activity within those components for the nine months ended September 30, 2025 in U.S. dollars (in thousands):

	Initial Investment at Merger (1), (2)	Undistributed Earnings	Cumulative Foreign Exchange Translation Adj	Investment in BOMAY
Balance at December 31, 2024	$9,333	$3,021	$(695)	$11,659
Income from Equity Investment	—	859	—	859
Less: dividend distributions	—	(1,637)	—	(1,637)
Foreign currency translation gain (loss)	—	—	276	276
Balance at September 30, 2025	$9,333	$2,243	$(419)	$11,157

(1)

Accumulated statutory reserves in equity method investments of $2.7 million at  September 30, 2025 and  December 31, 2024 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”) regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

(2)

The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference is being accreted over an original period of nine years (the expected life of the joint venture). The Company's accretion during the three and nine months ended September 30, 2025 and 2024 was approximately $32 thousand and $97 thousand for both years, respectively and is included in income from equity investment in foreign joint venture in the accompanying Condensed Consolidated Statements of Operations. The remaining basis difference, net of accumulated accretion at  September 30, 2025 and  December 31, 2024 is summarized in the following table (in thousands):

	September 30,	December 31,
	2025	2024
Original basis difference	$1,165	$1,165
Less accumulated accretion	(799)	(702)
Net remaining basis difference at end of period	$366	$463

In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. Based on this evaluation for this reporting period, the Company does not believe an impairment of our investment in BOMAY is necessary for the period ending September 30, 2025.

6. ACCRUED LIABILITIES

The Company’s accrued liabilities at  September 30, 2025 and  December 31, 2024 consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Compensation and benefits	$2,775	$2,408
Other taxes payable	222	268
Other accrued liabilities	338	890
Total accrued liabilities	$3,335	$3,566

Management Transition

Effective January 31, 2025, the Company appointed the Company’s Chairman of the Board, J. Casey Crenshaw, as its Executive Chairman, and interim President and Chief Executive Officer.  Mr. Crenshaw replaced Westervelt T. Ballard, Jr., who mutually agreed with the Company to terminate his employment as the Company’s President and Chief Executive Officer and voluntarily resigned his position as a director. As part of Mr. Ballard’s separation, the Company entered into a release and consulting agreement with Mr. Ballard whereby the Company will pay Mr. Ballard separation pay of $1.0 million, paid in equal or near equal installments over a twelve-month period, and additional pay of $41 thousand representing an amount equal to a prorated bonus at "target" performance that Mr. Ballard would have received for his 2025 performance and reimbursement of COBRA premiums over what Mr. Ballard would normally pay for Company provided insurance up to a maximum of 18 months. Additionally, Mr. Ballard will receive a payment of $49 thousand per month for the remainder of 2025 for his consulting services. The Company recorded expense of $1.7 million, consisting of $1.6 million related to Mr. Ballard’s cumulative separation pay, additional pay and consulting pay and $0.1 million of other separation related expenses, all of  which was expensed in the first quarter and all of which are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations during the nine months ended September 30, 2025. As of September 30, 2025, a total of $0.6 million of this amount remains unpaid and is included in current liabilities on our Condensed Consolidated Balance Sheet and the above table within accrued compensation and benefits.

As part of Mr. Ballard’s release and consulting agreement the Company also accelerated vesting and amended option exercise terms for certain equity awards. See additional discussion in Note 10.

7. DEBT

The Company’s carrying value of debt, net of debt issuance costs at September 30, 2025 and  December 31, 2024 consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Secured term note, net of debt issuance costs	$7,235	$7,975
Insurance and other notes payable	1,026	883
Total	8,261	8,858
Less: amounts due within one year	(2,213)	(2,010)
Total long-term debt	$6,048	$6,848

 During the three months ended  September 30, 2025 and 2024, interest expense was $0.1 million and $0.1 million, respectively, and the Company capitalized interest of $0.1 million and $0.1 million, respectively. Interest expense of $0.1 million and $0.1 million was recorded during the nine months ended September 30, 2025 and 2024, respectively, and the Company capitalized interest of $0.3 million and $0.3 million, respectively.

Revolving Credit Facility

On March 27, 2025 the Company, along with its subsidiaries, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and Stabilis LNG Port Allen, LLC (collectively, the “Borrowers”) entered into a Modification Agreement (the "Agreement") to the existing Loan Agreement (the "Loan Agreement") with Cadence Bank. Under the Agreement, the $10.0 million revolving credit facility ("Revolving Credit Facility") maturity date was extended to June 9, 2028. Additionally, the Agreement amended the Fixed Charge Coverage Ratio terms primarily related to the inclusion of excess cash. As of  September 30, 2025, no amounts have been drawn under the Revolving Credit Facility.

The Revolving Credit Facility, as amended, contains a maximum aggregate borrowing amount of $10.0 million, subject to a borrowing base of 80% of eligible accounts receivable. As of  September 30, 2025, the Company has $4.2 million availability under the Revolving Credit Facility. The Company may request an increase in the maximum aggregate amount under the Revolving Credit Facility by up to $5.0 million, subject to the approval of Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Company’s accounts receivable and deposit accounts. Borrowings under the Revolving Credit Facility incur interest at the Prime Rate published by the Wall Street Journal. Any unused portion is subject to a quarterly unused commitment fee of 0.5% per annum.

The Revolving Credit Facility contains various restrictions and covenants. Among other requirements, the Borrowers must maintain a consolidated net worth of at least $52.4 million as of  September 30, 2025, such minimum amount increasing on December 31 of each fiscal year thereafter by 50% of the Borrowers’ positive net income for that fiscal year, and must maintain a minimum Fixed Charge Coverage Ratio of 1.2 to 1.0 on a consolidated basis, as defined in the Revolving Credit Facility, as of the last day of each fiscal quarter, on a trailing twelve (12) months basis. The Revolving Credit Facility also contains customary events of default. If an event of default under the Revolving Credit Facility occurs and is continuing, then Cadence Bank may declare any outstanding obligations under the Revolving Credit Facility to be immediately due and payable. In addition, if any of the Borrowers become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Loan Agreement will automatically become immediately due and payable. As of September 30, 2025, the Company was in compliance with all its covenants related to the Revolving Credit Facility.

Secured Term Note

On April 8, 2021, the Company entered into a loan agreement (the “AmeriState Loan Agreement”) with AmeriState Bank (“Lender”), to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “AmeriState Loan”). The AmeriState Loan Agreement is secured by specific equipment owned by the Company. On September 19, 2023, the AmeriState Loan Agreement was amended (the "First Amendment"), for the purpose of substituting certain items of collateral under the AmeriState Loan Agreement. The AmeriState Loan is a term loan facility, matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter. The AmeriState Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the AmeriState Loan. As of September 30, 2025, $7.5 million remained outstanding with $1.0 million in remaining availability for future draws.

The AmeriState Loan Agreement requires the Company to meet certain financial covenants which include a debt-to-net-worth ratio of not more than 9.1 to 1.0 and a debt service coverage ratio of not less than 1.2 to 1.0 on an annual basis beginning December 31, 2024. The Company was in compliance with all of its debt covenants as of September 30, 2025. Upon an Event of Default (as defined in the AmeriState Loan Agreement), the Lender may (i) terminate its commitment, (ii) declare the outstanding principal amount of the Advancing Notes (as defined in the AmeriState Loan Agreement) due and payable, or (iii) exercise all rights and remedies available to Lender under the AmeriState Loan Agreement.

Insurance Notes Payable

The Company finances its annual commercial insurance premiums for its business and operations. For the 2025-2026 policies, the amount financed was $1.0 million.  The outstanding principal balance on the premium finance note was $1.0 million at  September 30, 2025. The Company makes equal monthly payments of principal and interest over the term of the note. The interest rate for the insurance financing is 7.95%.  At  December 31, 2024, the note's outstanding principal balance was $0.9 million.

8. RELATED PARTY TRANSACTIONS

Casey Crenshaw (our Executive Chairman of the Board and interim President and Chief Executive Officer) is the beneficial owner of 50% of The Modern Group and is deemed to jointly control The Modern Group with family members.

The Company purchases supplies and services from subsidiaries of The Modern Group.

From January 1, 2025 through  September 30, 2025, the Company subleased office space from The Modern Group. The Company and The Modern Group mutually canceled the sublease during the quarter ended September 30, 2025 and the Company entered into an office lease directly with the landlord for the same office space ("new office lease") for its corporate office in Houston, Texas. The new office lease is effective October 1, 2025, for approximately $28 thousand per month through January 31, 2029. The new office lease qualifies as an operating lease under U.S. GAAP resulting in a right-of-use asset ("ROU" asset) and operating lease liability of $0.9 million which is included on the Company's Condensed Consolidated Balance Sheet at September 30, 2025. The corresponding remaining ROU asset and lease liability of $0.2 million associated with the sublease with The Modern Group were reversed with no charge to income or expense during the three and nine months ended September 30, 2025.

For the three months ended  September 30, 2025 and 2024, the Company had total purchases and lease payments with The Modern Group of $0.1 million and $0.1 million, respectively. The Company had total purchases and lease payments with The Modern Group of $0.2 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively. The Company had no sales to The Modern Group during the three and nine months ended September 30, 2025 and 2024. As of  September 30, 2025 and December 31, 2024, the Company had no accounts receivable due from The Modern Group and accounts payable due to The Modern Group were immaterial.

Chart Energy and Chemicals, Inc. ("Chart E&C") beneficially owns 7.9% of our outstanding common stock at September 30, 2025. For the three months ended  September 30, 2025 and 2024, the Company had total purchases from Chart E&C of $0.0 million and $0.1 million, respectively. The Company made purchases from Chart E&C of $0.1 million for the nine months ended September 30, 2025 and $0.4 million for the nine months ended September 30, 2024. The Company had no sales to Chart E&C during the three and nine months ended September 30, 2025 and 2024. The Company had no accounts receivable due from Chart E&C at September 30, 2025 and December 31, 2024. The Company had no accounts payable due to Chart E&C at September 30, 2025 and an immaterial amount of accounts payable due to Chart E&C at  December 31, 2024.

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

10. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stock-based Compensation

The Company includes stock compensation expense within general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recognized stock compensation expense of $0.0 million and $0.3 million during the three months ended  September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized $0.4 million and $1.1 million of stock compensation expense, respectively.

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

The Company did not grant any stock-based awards during the nine months ended September 30, 2025.

Issuances of Common Stock

During the nine months ended September 30, 2025, and 2024, shares of common stock were issued upon vesting of restricted stock units, net of withholding shares for tax payments, totaling 11,287 shares and 11,623 shares, respectively. There were no stock options or stock appreciation rights exercised during the nine months ended September 30, 2025 or 2024.

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

11. NET INCOME PER SHARE

The calculation of net income per common share for the three and nine months ended September 30, 2025 and 2024 are presented below. Dilutive securities consist of unvested restricted stock units ("RSUs") deemed outstanding using the treasury method. There were no dilutive securities at  September 30, 2025, as all RSUs had vested and 2,074,505 stock options had exercise prices exceeding the market price and were therefore excluded from earnings per share at  September 30, 2025. At  September 30, 2024 5,059 RSUs were excluded from dilutive securities under the treasury method; 2,074,505 stock options were also excluded, as the exercise price exceeded the market price, and 658,437 stock appreciation rights ("SARs") were excluded, as the exercise price exceeded the market price. The SARs expired unexercised on December 31, 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Weighted average shares:
Basic weighted average number of common shares outstanding	18,596,301	18,585,014	18,594,677	18,582,970
Dilutive securities	—	8,530	—	8,530
Total shares including dilutive securities	18,596,301	18,593,544	18,594,677	18,591,500

Net income (loss)	$1,119	$997	$(1,092)	$2,493

Net income (loss) per common share:
Basic net income (loss) per common share	$0.06	$0.05	$(0.06)	$0.13
Diluted net income (loss) per common share	$0.06	$0.05	$(0.06)	$0.13

12. SUPPLEMENTAL CASH FLOW INFORMATION

The Company's supplemental disclosure of cash flow information for the nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Nine Months Ended
	September 30,
Supplemental Disclosure of Cash Flow Information:	2025	2024
Interest paid	$430	$446
Income taxes paid	261	250
Significant non-cash investing and financing activities:
Acquisition of fixed assets included within accounts payable and accrued expenses	$335	$4,743
Equipment acquired through finance lease	—	350
ROU assets acquired under operating leases	876	167
Insurance premium financing	1,026	1,042

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

Overview

Stabilis Solutions, Inc. and its subsidiaries provide turnkey clean energy production, storage, transportation and fueling solutions, using liquefied natural gas (“LNG”), to multiple end markets. We provide LNG solutions to customers in diverse end markets, including aerospace, agriculture, energy, industrial, marine bunkering, mining, pipeline, remote power and utility markets. LNG can be used to deliver natural gas to locations where pipeline service is unavailable, has been interrupted, or needs to be supplemented. LNG can also be used to replace a variety of fuels, including distillate fuel oil, such as diesel and marine gas oil, and propane, among others, to provide environmental and economic benefits. Increasingly, LNG is being utilized as a transportation fuel in the marine industry and as a propellant in the private rocket launch sector. We believe that these fuel markets are large and provide significant opportunities for LNG usage.

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

Current Events and Expansion Efforts

In the third quarter 2025, the Company announced that it had executed a 10-year bunkering agreement with a leading, investment-grade global marine operator to supply LNG and to anchor development of a new 350,000 gallon-per-day, waterfront LNG liquefaction facility in Galveston, Texas. There are conditions precedent to the bunkering agreement which include the Company successfully finalizing project financing by the first quarter 2026 and completing construction on the Galveston LNG facility by the second quarter 2028. The Company is currently pursuing financing as required under the bunkering agreement; however, there is no guarantee that the Company will be able to successfully obtain the financing necessary and/or complete construction under the required timeframe or at all. See also "Future Cash Requirements" section below. If successful, the new Galveston LNG liquefaction facility is expected to be strategically located to continue to support and expand the Company's service to its cruise customers and expand marine bunkering services to additional marine markets.

U.S. Department of Energy ("DOE") Approval to Export LNG

In the third quarter of 2022, Stabilis received authorization from the DOE to export domestically produced LNG to all free trade ("FTA") and non-free trade ("non-FTA") countries, for up to 51.75 billion cubic feet per year (or approximately 1.0 MTPA) of natural gas equivalent. The authorization is for shipments of LNG and is for a term of 28 years with a remaining term of approximately 25 years under this authorization. In the third quarter of 2024, the Company met the initial time requirement to initiate exports to non-FTA countries. As of September 30, 2025, we have delivered LNG to Europe under this authorization. For exports to FTA countries, the Company has five years from the date it received the authorization with which to initiate exportation of LNG.

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

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The comparative tables below reflect our consolidated operating results for the three months ended September 30, 2025 (the “Current Quarter”) as compared to the three months ended September 30, 2024 (the “Prior Year Quarter”) (unaudited, amounts in thousands, except for percentages).

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change
Revenues:
LNG Product	$17,526	$14,256	$3,270	22.9
Increase / (decrease) in gallons delivered	2,978			n/a
Rental	1,374	1,614	(240)	(14.9)
Service	1,245	1,681	(436)	(25.9)
Other	180	76	104	136.8
Total revenues	20,325	17,627	2,698	15.3
Operating expenses:
Cost of revenues	14,723	12,638	2,085	16.5
Change in unrealized loss on natural gas derivatives	19	13	6	n/a
Selling, general and administrative expenses	2,783	3,035	(252)	(8.3)
Loss (gain) from disposal of fixed assets	165	(102)	267	n/a
Depreciation expense	1,842	1,776	66	3.7
Total operating expenses	19,532	17,360	2,172	12.5
Income from operations before equity income	793	267	526	197.0
Net equity income from foreign joint venture operations	278	516	(238)	(46.1)
Income from operations	1,071	783	288	36.8
Other income (expense):
Interest income, net	84	81	3	3.7
Other income (expense), net	(35)	10	(45)	n/a
Total other income	49	91	(42)	(46.2)
Net income before income tax expense	1,120	874	246	28.1
Income tax expense (benefit)	1	(123)	124	n/a
Net income	$1,119	$997	$122	12.2

Revenue

During the Current Quarter, revenues increased $2.7 million, or 15%, compared to the Prior Year Quarter. The change in revenue primarily related to:

●	Increased gallons of LNG delivered in the Current Quarter compared to the Prior Year Quarter resulting in an increase in revenues of $2.9 million;

●	Increased average natural gas prices in the Current Quarter compared to the Prior Year Quarter resulting in an increase in revenues of $1.3 million; and

●	Increased take-or pay revenues in the Current Quarter compared to the Prior Year Quarter resulting in an increase in revenues of $0.1 million;

●	These increases were partially offset by decreased revenues of $1.1 million related to lower average pricing due to customer mix in the Current Quarter compared to the Prior Year Quarter; and

●	Decreased rental, service and other revenues in the Current Quarter compared to the Prior Year Quarter, resulting in decreased revenues of $0.5 million.

Operating Expenses

Cost of revenues. Cost of revenues increased $2.1 million, or 17%, compared to the Prior Year Quarter. As a percentage of revenue, these costs were 72% in both the Current Quarter and the Prior Year Quarter. The change in cost of revenues was primarily attributable to:

●	Increased gallons of LNG delivered in the Current Quarter compared to the Prior Year Quarter resulting in an increase in cost of revenues of $1.9 million; and

●	Higher average natural gas pricing in the Current Quarter compared to the Prior Year Quarter resulting in increased cost of revenues of $1.0 million.

●

These increases were partially offset by decreased rental, service and other costs in the Current Quarter compared to the Prior Year Quarter resulting in a decrease in cost of revenues of $0.5 million; and

●	Decrease in net transportation and liquefaction cost in the Current Quarter compared to the Prior Year Quarter resulting in decreased cost of revenues of $0.3 million.

Change in unrealized loss on natural gas derivatives. The Company had an unrealized loss of $19 thousand on change in unrealized loss on natural gas derivatives in the Current Quarter and a loss of $13 thousand in the Prior Year Quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.3 million in the Current Quarter compared to the Prior Year Quarter. The decrease was primarily related to lower compensation expense in the Current Quarter.

Depreciation. Depreciation expense increased $0.1 million during the Current Quarter as compared to the Prior Year Quarter primarily due to new mobile assets and other capital expenditures. The increase was partially offset by other assets reaching the end of their depreciable lives.

Loss (gain) on disposal of assets. The Company recorded a loss of $0.2 million on disposal of assets related to a damaged trailer compared to a gain on disposal of assets of $0.1 million in the Prior Year Quarter related to the sale of certain assets in which proceeds of $0.1 million were received.

Net equity income from foreign joint venture operations. Equity income from the Company's foreign joint venture decreased by $0.2 million in the Current Quarter compared to the Prior Year Quarter due to decreased net profits by the joint venture.

Interest income. Interest income, net was $0.1 million in the Current Quarter compared to $0.1 million in the Prior Year Quarter. In both periods, interest income, net related to interest earned on the Company's cash balances during the quarter.

Other income (expense). Other expense was $35 thousand during the Current Quarter compared to other income of $10 thousand in the Prior Year Quarter related to, in both periods, transactional foreign exchange gains (losses).

Income tax expense. The Company incurred state and foreign income tax expense of $1 thousand during the Current Quarter compared to income tax benefit of $0.1 million during the Prior Year Quarter. Income tax expense for the Current Quarter primarily related to state income taxes. The income tax benefit in the Prior Year Quarter primarily related to revisions in estimated state taxes. No U.S. federal income taxes were recorded for the Current Quarter or Prior Year Quarter as any net U.S. deferred tax assets generated from operating losses or used from operating income were offset by a change in the Company's valuation allowance on net deferred tax assets.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The comparative tables below reflect our consolidated operating results for the nine months ended September 30, 2025 (the “Current Year”) as compared to the nine months ended September 30, 2024 (the “Prior Year”) (unaudited, amounts in thousands, except for percentages).

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change
Revenues:
LNG Product	$46,100	$44,295	$1,805	4.1
Increase / (decrease) in gallons delivered	(776)			n/a
Rental	4,220	5,469	(1,249)	(22.8)
Service	4,119	5,298	(1,179)	(22.3)
Other	533	933	(400)	(42.9)
Total revenues	54,972	55,995	(1,023)	(1.8)
Operating expenses:
Cost of revenues	40,235	39,702	533	1.3
Change in unrealized (gain) on natural gas derivatives	(5)	(321)	316	n/a
Selling, general and administrative expenses	10,847	9,822	1,025	10.4
Loss (gain) from disposal of fixed assets	62	(301)	363	n/a
Depreciation expense	5,569	5,344	225	4.2
Total operating expenses	56,708	54,246	2,462	4.5
Income (loss) from operations before equity income	(1,736)	1,749	(3,485)	n/a
Net equity income from foreign joint venture operations	696	1,008	(312)	(31.0)
Income (loss) from operations	(1,040)	2,757	(3,797)	n/a
Other income (expense):
Interest income, net	129	105	24	22.9
Other income (expense), net	(71)	15	(86)	n/a
Total other income	58	120	(62)	(51.7)
Net income (loss) before income tax expense	(982)	2,877	(3,859)	n/a
Income tax expense	110	384	(274)	(71.4)
Net income (loss)	$(1,092)	$2,493	$(3,585)	n/a

Revenue

During the Current Year, revenues decreased $1.0 million, or 2%, compared to the Prior Year. The change in revenue primarily related to:

●	Decreased rental, service and other revenues in the Current Year compared to the Prior Year, resulting in decreased revenues of $2.8 million;

●	Lower average pricing due to customer mix in the Current Year compared to the Prior Year, resulting in decreased revenues of $1.2 million;

●	Decreased gallons of LNG delivered in the Current Year compared to the Prior Year, resulting in a decrease in revenues of $0.6 million; and

●	Lower take-or-pay revenues in the Current Year compared to the Prior Year, resulting in decreased revenues of $0.2 million.

●	These decreases were partially offset by increased revenues of $3.8 million related to higher natural gas prices in the Current Year compared to the Prior Year.

Operating Expenses

Cost of revenues. Cost of revenues increased $0.5 million, or 1%, compared to the Prior Year. As a percentage of revenue, these costs were 73% and 71% in the Current Year and the Prior Year, respectively. The change in cost of revenues was primarily attributable to:

●	Higher natural gas pricing in the Current Year compared to the Prior Year Quarter resulting in increased cost of revenues of $3.4 million.

●	The increase was partially offset by decreased rental, service and other costs in the Current Year compared to the Prior Year, resulting in a decrease in cost of revenues of $1.5 million;

●	Lower net transportation and liquefaction cost in the Current Year compared to the Prior Year, resulting in decreased cost of revenues of $0.9 million;

●	Fewer gallons of LNG delivered in the Current Year compared to the Prior Year, resulting in a decrease in cost of revenues of $0.4 million; and

●	Lower take-or-pay in the Current Year compared to the Prior Year Quarter, resulting in decreased cost of revenues of $0.1 million.

Change in unrealized gain on natural gas derivatives. The Company had a gain of $5 thousand on change in unrealized gain on natural gas derivatives in the Current Year compared to a change in unrealized gain of $0.3 million in the Prior Year. The decrease in the gain in the Current Year is due to the maturity of natural gas derivatives.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.0 million in the Current Year compared to the Prior Year. Mr. Ballard's severance related expenses accounted for $2.1 million of the increase in the Current Year. The Company also had higher office lease costs related to the new corporate office lease in the Current Year. The increases in the Current Year were partially offset by lower other compensation expense.

Depreciation. Depreciation expense increased $0.2 million during the Current Year as compared to the Prior Year primarily due to new mobile assets and other capital expenditures in the Current Year compared to the Prior Year. The increase was partially offset by other assets reaching the end of their depreciable lives.

Loss (gain) on disposal of assets. The Company recorded a loss on disposal of assets of $0.1 million in the Current Year primarily related to a damaged trailer, partially offset by the sale of an asset in which proceeds of $0.2 million were received. In the Prior Year, a gain of $0.3 million on the disposal of assets was recorded related to the sale of certain assets in which proceeds of $0.4 million were received.

Net equity income from foreign joint venture operations. Equity income from the Company's foreign joint venture decreased by $0.3 million in the Current Year compared to the Prior Year due to lower net profits by the joint venture in the Current Year.

Interest income. Interest income, net was $0.1 million in the Current Year compared to interest income, net of $0.1 million in the Prior Year. The increase in interest income, net related to interest earned on the Company's cash balances during the Current Year.

Other income (expense). Other expense was $71 thousand during the Current Year compared to other income of $15 thousand in the Prior Year related to, in both periods, transactional foreign exchange gains (losses).

Income tax expense. The Company incurred income tax expense of $0.1 million during the Current Year compared to income tax expense of $0.4 million during the Prior Year. Income tax expense for the Current Year primarily related to foreign income taxes paid on the Company's dividends received from its joint venture investment in BOMAY. Income tax expense for the Prior Year primarily related to foreign income taxes paid on the Company's dividends received from the Company's joint venture investment in BOMAY and state income taxes related to the Prior Year operating income, partially offset by revisions in estimated state taxes in the Prior Year. No U.S. federal income taxes were recorded for the Current Year or Prior Year as any net U.S. deferred tax assets generated from operating losses or used from operating income were offset by a change in the Company's valuation allowance on net deferred tax assets.

Liquidity and Capital Resources

The Company's principal sources of liquidity in the Current Year have consisted of cash provided by our operations, cash on hand, and distributions from our BOMAY joint venture. The Company used cash flows generated from operations to invest in fixed assets to support growth, as well as to pay interest and principal amounts outstanding under our debt agreements.

On March 27, 2025 the Company, entered into a Modification Agreement to the existing Loan Agreement with Cadence Bank. Under the Agreement the $10.0 million Revolving Credit Facility maturity date was extended to June 9, 2028. Additionally, the Agreement amended the Fixed Charge Coverage Ratio terms primarily related to the inclusion of excess cash. The three-year Revolving Credit Facility, as amended, contains a maximum aggregate amount of $10.0 million, subject to a borrowing base of 80% of eligible accounts receivable. The Company may request an increase in the maximum aggregate amount under the Revolving Credit Facility by up to $5.0 million, subject to the approval of Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Borrowers’ accounts receivable and deposit accounts. Borrowings under the Revolving Credit Facility incur interest at the Prime Rate published by the Wall Street Journal. Any unused portion is subject to a quarterly unused commitment fee of 0.5% per annum. As of September 30, 2025, no amounts have been drawn under the Revolving Credit Facility. The Revolving Credit Facility contains various restrictions and covenants. As of September 30, 2025, the Company was in compliance with all its covenants related to the Revolving Credit Facility.

As of September 30, 2025, we had $10.3 million in cash and cash equivalents on hand, $9.5 million in outstanding debt (net of debt issuance costs) and lease obligations (of which $2.7 million is due in the next twelve months). The Company has total availability under the Revolving Credit Facility and the AmeriState Secured Term Loan Facility of $5.2 million at September 30, 2025. During the nine months ended September 30, 2025, the Company made no draw downs on either the Revolving Credit Facility or the AmeriState Secured Term Loan Facility.

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

Cash Flows

Cash flows provided by (used in) our operating, investing and financing activities are summarized below (unaudited, in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$7,934	$11,522
Investing activities	(4,788)	(3,180)
Financing activities	(1,843)	(1,289)
Effect of exchange rate changes on cash	15	(34)
Net increase (decrease) in cash and cash equivalents	1,318	7,019
Cash and cash equivalents, beginning of period	8,987	5,374
Cash and cash equivalents, end of period	$10,305	$12,393

Operating Activities

Net cash provided by operating activities totaled $7.9 million for the nine months ended September 30, 2025 compared to $11.5 million for the same period in 2024. The decrease in net cash provided by operating activities of $3.6 million as compared to the Prior Year was primarily attributable to lower net income in the Current Year.

Investing Activities

Net cash used in investing activities totaled $4.8 million for the nine months ended September 30, 2025 compared to $3.2 million for the nine months ended September 30, 2024. The increase in net cash used in investing activities in the Current Year of $1.6 million was primarily due to cash paid for capital expenditures to support growth.

Financing Activities

Net cash used in financing activities totaled $1.8 million for the nine months ended September 30, 2025, compared to $1.3 million for the nine months ended September 30, 2024. The increase in cash used in financing activities in the Current Year compared to the Prior Year is due to additional debt payments on the AmeriState Loan and payments related to finance leases for new mobile assets.

Future Cash Requirements

We require cash to fund our operating expenses and working capital requirements, including costs associated with fuel sales, capital expenditures, debt repayments, equipment maintenance of LNG production facilities, mergers and acquisitions (if any), pursuing market expansion, supporting sales and marketing activities and other general corporate purposes. While we believe we have sufficient liquidity and capital resources to fund our operations and repay our debt, we may elect to pursue additional financing activities such as refinancing existing debt, obtaining new debt, or debt or equity offerings to provide flexibility with our cash management. Certain of these alternatives may require the consent of current lenders or stockholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all. Additionally, the Company may pursue additional expansion activities to increase its liquefaction capabilities. Such an effort, if pursued, would require additional liquidity from other sources either from the sale of debt or equity securities, additional capital investment from new owners or joint venture partners, or any combination of the above. The Company has made no such expansion commitments to date. In the event the Company pursues such expansion in the near term, there is no assurance that the Company will be able to secure additional liquidity on favorable terms or at all.

Capital expenditures for the nine months ended September 30, 2025 were $5.0 million and primarily related to the preliminary work and ordering long lead time items related to the Company's Galveston expansion, refurbishments and upgrades to existing assets and rolling stock. Future capital expenditures will be dependent upon business needs and value-adding investment opportunities as well as the availability of additional capital at favorable terms which is difficult to predict. At September 30, 2025, the Company had open purchase orders and commitments related to capital expenditures of approximately $4.0 million.  See additional discussion regarding the Company's potential expansion efforts below.

Expansion Efforts

In the third quarter 2025, the Company announced that it had executed a 10-year bunkering agreement with a leading, investment-grade global marine operator to supply LNG and to anchor development of a new 350,000 gallon-per-day, waterfront LNG liquefaction facility in Galveston, Texas. Conditions precedent to the bunkering agreement include the Company successfully finalizing project financing by the first quarter 2026 and completing construction on the Galveston LNG facility by the second quarter 2028. The amount needed to finance such a facility exceeds the Company's current working capital and debt availability. The Company is in the process of determining the financing structure for the Gulf Coast expansion, with final investment decision ("FID") to be made in early 2026. The Company has identified a site for the new facility and has completed initial front-end-engineering and design activities. Future short-term capital requirements remain uncertain at this time as there is no guarantee that the Company will be able to successfully obtain the financing necessary and/or complete construction within the required timeframe or at all.

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no transactions that met the definition of off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial position, operating results, liquidity, cash requirements or capital resources.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.  There have been no significant changes in the Company's “Critical Accounting Policies and Estimates” during the three and nine months ended September 30, 2025 from those disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 25, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” the Company is not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2025.

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

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025 (“Form 10-K”), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. During the nine months ended September 30, 2025, there have been no material changes in our risk factors disclosed in our 2024 Form 10-K; except for the addition of the following risk factor.

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

ITEM 5. OTHER INFORMATION.

None of the Company's officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Date: November 5, 2025

STABILIS SOLUTIONS, INC.

By:	/s/ J. Casey Crenshaw
J. Casey Crenshaw
Interim President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)