Form 10-K
period 2025-12-31
Stabilis Solutions, Inc.
filed 2026-03-05
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2025 was $24,699,074 based on the closing sale price, as reported by The Nasdaq Stock Market LLC.

As of March 2, 2026, there were 18,596,301 outstanding shares of our common stock, par value $.001 per share.

Documents Incorporated by Reference: None

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2025

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Our Company

Stabilis Solutions, Inc. and its subsidiaries (the “Company”, “Stabilis”, “our”, “us” or “we”) provide turnkey clean energy production, storage, transportation and fueling solutions using liquefied natural gas (“LNG”) to multiple end markets. We have safely delivered over 580 million gallons of LNG through more than 60,000 truck deliveries during our 22 year operating history, which we believe makes us one of the largest and most experienced small-scale LNG providers in North America. We define “small-scale” LNG production to include liquefiers that produce less than 1.7 million LNG gallons per day (or approximately 1.0 million tonnes per annum ("MTPA")) and “small-scale” LNG distribution to include distribution by trailer or tank container of up to 10,000 LNG gallons or by marine vessels that carry less than 8.0 million LNG gallons (approximately 30,000 cubic meters). The Company provides LNG solutions to customers in diverse end markets, including aerospace, agriculture, industrial, marine bunkering, mining, oil and gas, pipeline, remote power and utility markets.

The Company also builds power and control systems for the energy industry in China through its 40% owned Chinese joint venture, BOMAY Electric Industries, Inc (“BOMAY”). BOMAY is accounted for under the equity method of accounting.

Our Industry

LNG can be used to replace a variety of alternative fuels, including distillate fuel oil and propane, among others, to provide environmental and economic benefits. LNG can also be used to deliver natural gas to locations where pipeline service is unavailable, has been interrupted, or needs to be supplemented. Increasingly, LNG is being utilized as a transportation fuel in the marine industry and as a propellant in the private rocket launch sector. Additionally, LNG can be used to generate electrical power for data centers where the data center either does not have adequate access to the electrical grid, or a gas pipeline or to provide a redundant source of power. We believe that these fuel markets are large and provide significant opportunities for LNG usage.

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

LNG Production and Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers,” which convert natural gas into LNG through a purification and multiple stage cooling process. We currently own and operate a liquefier that can produce up to 100,000 LNG gallons per day in George West, Texas and a liquefier that can produce up to 30,000 LNG gallons per day in Port Allen, Louisiana. We are developing a proposed waterfront LNG liquefaction facility along the Texas Gulf Coast which is expected to be a 350,000 gallon-per-day facility, increasing the Company's liquefaction capacity to 480,000 gallons per day.  This liquefaction facility will be strategically located in Galveston, Texas to serve cruise vessel customers and additional marine end markets such as container ships, car carriers, tankers and bulk carriers in the Port of Galveston, Port of Houston and surrounding Gulf Coast markets.

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

Transportation and Logistics Services—Stabilis offers our customers a “virtual natural gas pipeline” by providing turnkey LNG transportation and logistics services in North America. We deliver LNG to our customers’ work sites from both our own production facilities and our network of approximately 31 third-party production sources located throughout North America. We own a fleet of cryogenic trailers to transport and deliver LNG. We also outsource similar equipment and transportation services for LNG from qualified third-party providers as required to support our customer base. Revenues earned from the transportation and logistical services of LNG to our customers are included within LNG Product revenue.

Cryogenic Equipment Rental—Stabilis operates a fleet of over 170 mobile LNG storage and vaporization assets, including: transportation trailers, electric and gas-fired vaporizers, ambient vaporizers, storage tanks, and mobile vehicle fuelers. We also own several stationary storage and regasification assets. We believe this is one of the largest fleets of small-scale LNG equipment in North America. Our fleet consists primarily of trailer-mounted mobile assets, making delivery to and between customer locations more efficient. We deploy these assets on job sites to provide our customers with the equipment required to transport, store, and consume LNG in their operations. Revenues earned from cryogenic equipment rental are included within Rental revenue.

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

Market for Small-Scale LNG in North America

LNG can serve as a partner fuel for renewable energy sources and provides an important balance between environmental sustainability, security and access, and economic viability as a source of fuel. LNG can also be used to deliver natural gas to locations where pipeline service is unavailable, has been interrupted, or needs to be supplemented and to replace a variety of other carbon-based fuels. We believe that the current and future markets for LNG are significant and will continue to grow for a number of years. We believe the following expanding markets could drive significant small-scale LNG market growth in North America over the next decade:

Marine Bunkering: There is limited LNG bunkering infrastructure currently available in North America. The marine industry is expected to drive additional demand for domestically produced LNG in the coming years. The International Maritime Organization (“IMO”) has imposed a global sulfur cap of 0.5% on ships trading outside of established emission control areas starting in January 2020, a level that could be difficult to achieve using common marine fuels, such as heavy fuel oil, but could be achieved using LNG. Increasingly, more stringent global carbon emission targets are also fueling the adoption of LNG as a marine fuel. Large marine vessels, such as cruise ships and container ships, can take between several hundred thousand gallons up to several million gallons of LNG in a single fuel bunkering event. The Company expects that additional marine bunkering opportunities will become available as newly constructed marine vessels that use LNG as the primary fuel of choice are delivered to vessel fleets and commence routine operations in North America. At December 31, 2025, there were 851 LNG fueled marine vessels in the global fleet with 670 more new build vessels on order for delivery by 2033, a 79% increase in the number of LNG fueled vessels by 2033. New build container ships represent the largest sector with 411 vessels on order by 2033.

During 2025, the Company executed two, ten-year LNG supply bunkering agreements with cruise vessel operators to supply LNG beginning in 2027 to anchor development of a proposed new 350,000 gallon-per-day, waterfront LNG liquefaction facility in Galveston, Texas (the "Galveston LNG liquefaction facility"). Conditions precedent to the LNG supply bunkering agreements include the Company successfully finalizing project financing by the first quarter 2026 and completing construction of the above Galveston LNG liquefaction facility by the second quarter 2028. With the construction of the facility, the Company also plans to commission a dedicated Jones Act-compliant LNG bunkering vessel to serve the Port of Galveston to transport LNG from the facility directly to customer vessels. Together, the proposed Galveston LNG liquefaction facility and new marine bunkering vessel are expected to create a fully integrated, last-mile LNG delivery solution to customers for years to come. The new facility will be strategically located to serve cruise vessel customers as well as additional marine end markets such as container ships, car carriers, tankers, and bulk carriers in the Port of Galveston, Port of Houston, and surrounding Gulf Coast markets. The Company continues to advance its proposed Galveston liquefaction facility along with a Jones Act-compliant LNG bunkering vessel toward an expected Final Investment Decision (“FID”). The Company has secured customer commitments for approximately 56% of the project’s proposed 350,000 gallons-per-day (“gpd”) capacity and is engaged in late-stage discussions with multiple potential customers to secure the remaining available offtake. The total capital required for the project is estimated at $350 million to $400 million. Financing for the project is progressing with counterparties conducting detailed due diligence and active negotiations on definitive documentation and key commercial terms. Upon completion, the proposed Galveston LNG liquefaction facility is anticipated to increase Stabilis' liquefaction capacity from 130,000 gallons per day to 480,000 gallons per day.

Aerospace / Rocket Propulsion: LNG is increasingly becoming the fuel of choice for reusable rocket propulsion systems due to its higher energy density, safety, and ease and cost to produce. The Company continues to service aerospace customers with two new aerospace customers added in 2025. The commercial satellite industry is expected to drive a significant increase in launches and demand for LNG to support this growth.

Remote Power Generation including Data Centers: Data centers require a significant amount of electrical power and redundancy in their power systems including the ability to self generate power when the electrical grid is unable to deliver the power needed in a timely manner. The Company believes that LNG offers speed to market and the ability to store significant volumes of natural gas in the event the data center is unable to access the electrical grid or natural gas delivered by a pipeline. The data center market is expected to drive a significant increase in the demand for multi-year remote power generation. In February 2026, the Company executed a multi-year take-or-pay contract to supply LNG for behind-the-meter power generation for a provider of remote and temporary power generation and energy services at a data center. LNG deliveries are expected to commence during the first quarter of 2027 and continue through the first quarter of 2029. Total revenue under the initial term of the contract is estimated to be approximately $200 million. This contract represents the Company’s first contract in support of data center behind-the-meter power generation, consistent with its strategic focus on growing, high-value vertical markets.

Other Beneficial Attributes that Should Continue to Increase the Market for LNG

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

LNG Remains Less Expensive than Other Traditional Fuels. The cost of natural gas compared to other energy sources is a significant driver for the future demand for natural gas and LNG. Technological advances in natural gas production have unlocked significant new gas reserves in North America. We believe that these proven, abundant and growing reserves of natural gas have the potential to produce among the highest volumes of natural gas in the world. This abundant supply of natural gas has supported relatively low natural gas prices in North America. The cost of natural gas in the United States and Canada currently is less than the cost of crude oil on an energy equivalent basis. In addition, because the price of the natural gas commodity makes up a smaller portion of the total cost of LNG relative to the commodity portion of competing fuels, the price of LNG is less sensitive to variations in the underlying commodity cost. These factors have made LNG more economical than competing fuel sources, and we believe that LNG will maintain this cost advantage into the foreseeable future.

The following chart illustrates the lower cost and decreased price sensitivity of LNG compared to propane and diesel, by comparing the historical wholesale price of Propane, Ultra-Low No. 2 Diesel, Indicative Liquefied Natural Gas and Natural Gas (Henry Hub).

ULSD, Propane & LNG pricing- December 31, 2015 to December 31, 2025

Data Source: EIA.gov; Mount Belvieu propane pricing; LA Harbor ULSD pricing; National Henry Hub
38.00
33.00
28.00
23.00
18.00
13.00
8.00
3.00
(2.00)
$ per MMBTU
Dec-15
Jun-16
Dec-16
Jun-17
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Dec-23
Jun-24
Dec-24
Jun-25
Dec-25
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

Our Customers

Stabilis serves customers in a variety of end markets, including aerospace, agriculture, industrial, marine bunkering, mining, oil and gas, pipeline, remote power and utility markets within North America. We believe these customer markets are well suited to use LNG because they consume relatively high volumes of fuel, operate in mobile, temporary or off-pipeline locations, have limited access to alternative fuel sources, and/or are facing increasingly stringent emissions or other environmental requirements. We currently serve approximately 20 customers. For the year ended December 31, 2025, Carnival Corporation, Aggreko Plc and Space Exploration Technologies Corp each accounted for more than 10% of our revenues. During such period, no other purchaser accounted for 10% or more of our revenue.

Aerospace / Rocket Propulsion. The Aerospace industry utilizes LNG as a propellant for rocket propulsion systems and LNG provides an economical, clean burning, and easily stored fuel for rocket engines. Aerospace firms may also utilize LNG for power generation at remote facilities.

Agriculture. The Agriculture industry utilizes LNG to power high horsepower engines, greenhouses and also for agricultural dryers for generating heat as LNG has a clean and consistent burn that makes heating operations more predictable.

Oil and Gas. Oil and Gas producers use high horsepower engines and turbines to power their drilling and pressure pumping operations. LNG displaces some of the total diesel fuel consumption in these applications using dual-fuel engine technology. We believe that oil and gas producers can use LNG to reduce fuel costs and to meet environmental emissions requirements.

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

Marine Bunkering of LNG. Vessels such as container ships, tankers and cruise ships increasingly use LNG as a fuel source. Using LNG allows vessel operators to meet strict emission requirements that are better achieved using LNG instead of using common marine fuels, such as heavy fuel oil. Large marine vessels such as container ships can take several hundred thousand gallons of LNG in a single fuel bunkering event. During the fourth quarter of 2025, the Company concluded a multi-year customer LNG supply bunkering contract in accordance with its terms. The completed contract was for truck-to-vessel LNG marine bunkering services in Galveston, Texas. The marine customer did not extend the agreement due to the unavailability of a suitable Jones Act-compliant LNG bunkering vessel during the contemplated extension period. The contract accounted for approximately 32% of 2025 revenues.

The Company is working to replace this contract and has executed two, ten-year LNG supply bunkering agreements with cruise vessel operators to supply LNG beginning in 2027 and to anchor development of a proposed new 350,000 gallon-per-day, waterfront LNG liquefaction facility in Galveston, Texas (the "Galveston LNG liquefaction facility"). Conditions precedent to the LNG supply bunkering agreements include the Company successfully finalizing project financing by the first quarter 2026 and completing construction of the above proposed Galveston LNG liquefaction facility by the second quarter 2028. With the construction of the facility, the Company also plans to commission a dedicated Jones Act-compliant LNG bunkering vessel to serve the Port of Galveston to transport LNG from the facility directly to customer vessels. Together, the proposed Galveston LNG liquefaction facility and new bunkering vessel are expected to create a fully integrated, last-mile LNG delivery solution for customers for years to come. The new facility will be strategically located to serve cruise vessel customers as well as additional marine end markets such as container ships, car carriers, tankers, and bulk carriers in the Port of Galveston, Port of Houston, and surrounding Gulf Coast markets. The Company continues to advance its proposed Galveston liquefaction facility, along with a Jones Act-compliant LNG bunkering vessel, toward an expected FID. The Company has secured customer commitments for approximately 56% of the project’s proposed 350,000 gallons-per-day (“gpd”) capacity and is engaged in late-stage discussions with multiple potential customers to secure the remaining available offtake. The total capital required for the project is estimated at $350 million to $400 million. Financing for the project is progressing with counterparties conducting detailed due diligence and active negotiations on definitive documentation and key commercial terms. Upon completion, the proposed Galveston LNG liquefaction facility is anticipated to increase Stabilis' liquefaction capacity from 130,000 gallons per day to 480,000 gallons per day.

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

Remote Power including for Data Centers.  Data centers require a significant amount of electrical power and redundancy including the ability to self generate power when the electrical grid is unable to deliver the power needed in a timely manner. LNG can provide rapid deployable clean distributed power when access to an electrical grid is limited, additional power is needed during times of peak load, delays in construction of infrastructure, or power infrastructure is damaged due to storms such as hurricanes or wildfires. During the fourth quarter of 2025, the Company concluded a multi-year contract for temporary remote power in Louisiana in accordance with its terms. The contract accounted for approximately 19% of 2025 revenues. However, in February 2026 the Company executed a multi-year take-or-pay contract to supply LNG for behind-the-meter power generation for a world-leading provider of remote and temporary power generation and energy services at a data center. LNG deliveries are expected to commence during the first quarter of 2027 and continue through the first quarter of 2029. Total revenue under the initial multi-year term of the contract is estimated to be approximately $200 million. This contract represents the Company’s first contract in support of data center behind-the-meter power generation, consistent with its strategic focus on growing, high-value vertical markets.

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

Demonstrated ability to execute LNG projects safely and cost effectively. Stabilis has produced and delivered over 580 million gallons of LNG to our customers throughout our 22-year operating history. Our experience includes building and operating LNG production facilities, delivering LNG from third-party sources to our customers, and designing and executing a wide-variety of turnkey LNG fueling solutions for our customers using our cryogenic equipment fleet supported by our engineers and field service teams. We have experience serving customers in multiple end markets including aerospace, agriculture, industrial, marine bunkering, mining, oil and gas, pipeline, remote power and utilities. We also have experience exporting LNG to Mexico, Canada and Europe. Finally, we believe our team is among the most experienced in the small-scale LNG industry. We believe that we can leverage this proven LNG execution experience to grow our business in existing markets and expand our business into new markets.

Comprehensive provider of “virtual natural gas pipeline” solutions throughout North America. Stabilis offers our customers a comprehensive off-pipeline natural gas solution by providing the supply infrastructure, transportation and logistics, and field service support necessary to deliver LNG in a program that is tailored to their consumption needs. We believe we own one of the largest fleets of small-scale cryogenic transportation, storage, and vaporization equipment in North America. We can provide our customers LNG and related services for a wide variety of applications almost anywhere in the United States, Canada and Mexico. We believe that our ability to be a “one stop shop” for all of our customers’ off-pipeline natural gas requirements throughout North America is unique among LNG providers.

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

Within Stabilis' predominately land-based commercial and industrial (C&I) markets, Stabilis does not believe that we compete with mid-scale and world-scale LNG liquefiers that produce more than 1,700,000 gallons per day (approximately 2,700 tonnes per day or 1.0 MTPA). These large LNG production facilities typically are designed and permitted to fill large marine vessels that deliver cargos of 26.5 million gallons (approximately 42,200 tonnes) of LNG or more to large import terminals in foreign markets.  We do not believe that any of them currently have or plan to have truck loading facilities that would be required to supply LNG to small-scale LNG customers.

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

Seasonality

We did not experience significant seasonal variations in volume of LNG delivered to our customers during 2025, and we do not expect future volumes to be significantly impacted by seasonal variations. However, our revenues are susceptible to variations due to changes in the price of natural gas. The price of natural gas can fluctuate at any time during the year due to isolated factors, but on average, natural gas prices tend to be higher in peak winter and peak summer months when heating and cooling demand is seasonally higher.

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

Transportation of LNG. International, federal and state safety standards require that LNG is moved by qualified drivers in cryogenic containers designed for LNG transportation. Drivers are subject to U.S. Department of Transportation (“USDOT”) regulations, such as Federal Motor Carrier Safety Administration (“FMCSA”), Hazardous Materials Regulations, and state certification requirements, such as certifications by the Alternative Energy Division of the Railroad Commission of Texas. Cryogenic containers have to undergo annual USDOT visual inspections and periodic pressure tests. Motor vehicles equipped with an LNG container or other motor vehicles used principally for transporting LNG in portable containers in Texas have to be registered with the Railroad Commission of Texas. The U.S. Coast Guard exercises regulatory authority over waterfront facilities that handle LNG and oversees LNG-related bunkering and vessel fuel transfers.

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

Import  & Export of LNG. In the third quarter of 2022, Stabilis received authorization from the DOE to export domestically produced LNG to all free trade ("FTA") and non-free trade ("non-FTA") countries, for up to 51.75 billion cubic feet per year (or approximately 1.0 MTPA) of natural gas equivalent. The authorization is for shipments of LNG for a term of 28 years with approximately 25 years remaining under this authorization. In the third quarter of 2024, the Company met the initial time requirement to initiate exports to non-FTA countries. In 2024, we delivered LNG to Europe under this authorization. For exports to FTA countries, the Company has five years from the date it received the authorization with which to initiate exportation of LNG.

The DOE authorization received during the third quarter of 2022 supplements the Company's other existing import and export license from the DOE. Under this license, the Company is authorized to import and export LNG from and to Canada and Mexico, via truck. Additionally, effective September 2024, the Company can import LNG, by vessel, from various international sources to any LNG import terminal in the United States. This authorization extends through September 4, 2026. In 2024, we delivered LNG, via truck, to Mexico under this authorization.

Human Capital Resources

Stabilis believes that one of its key assets is the collective expertise, experience and diversity of its workforce. The Company depends on all of its employees, including its executive officers and senior management, to successfully operate its businesses and to successfully execute its strategy going forward. As of December 31, 2025, Stabilis had 85 employees, all of whom were full-time employees. We believe our relations with employees are satisfactory. None of our employees are currently subject to a collective bargaining agreement.

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

Intellectual Property

The intellectual property portfolio of Stabilis and its subsidiaries includes patents and trademarks. The Company has a patent in the US, Canada and Mexico for the use of natural gas for well enhancement. The Company has one patent for rotary fluid processing systems and a US patent for a gas processing system. The last patent to expire in the U.S. will expire in July 2039, absent any adjustments or extensions. The Company has ten U.S. trademark registrations and one foreign trademark registration (Canada). The Company has no pending trademark applications.

Background and History

The Company was originally incorporated in Florida on October 21, 1996 as American Access Technologies, Inc., a Florida corporation. On May 15, 2007, American Access Technologies, Inc. completed a business combination with M&I Electric Industries, Inc. (“M&I” or “M&I Electric”), a Texas corporation, and changed its name to American Electric Technologies, Inc. On August 12, 2018, all of the U.S. business operations of American Electric Technologies, Inc. based in the United States (“U.S.”) were sold to an affiliate of Myers Power Products, Inc. As a result, 100% of the company’s ongoing business was from international operations conducted through a Brazilian subsidiary, and an interest in a Chinese joint venture.

On July 26, 2019 the Company completed a share exchange (the "Share Exchange") whereby the Company acquired directly 100% of the outstanding limited liability company membership interests of Stabilis Energy, LLC (“Stabilis LLC”) from LNG Investment Company, LLC (“LNG Investment”) and 20% of the outstanding limited liability membership interests of PEG Partners, LLC (“PEG”) from AEGIS NG LLC (“AEGIS”). AEGIS owned a 20% noncontrolling interest of PEG. The remaining 80% of the outstanding limited liability company interests of PEG were owned directly by Stabilis LLC. As a result, Stabilis LLC became a direct 100% owned subsidiary of American Electric and PEG became an indirectly-owned 100% subsidiary of American Electric. Under the Share Exchange Agreement, American Electric issued 13,178,750 post-split shares of common stock to acquire Stabilis LLC, which represented approximately 90% of the total amount of common stock of American Electric, which was issued and outstanding as of July 26, 2019. Immediately following the Share Exchange, the Company declared a reverse stock split of its outstanding common stock at a ratio of one-for-eight, and changed its name to Stabilis Energy, Inc.

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

•

failure to obtain project financing, or delays in the construction of our proposed new Galveston LNG liquefaction facility or commissioning of our Jones Act-compliant LNG marine bunkering vessel could prevent the Company from meeting conditions precedent to contracts with certain customers;

•

failure to manage expanding operations in the projected time frame, including the construction of our proposed new Galveston LNG liquefaction facility and the expansion of our operations for our new contract with a customer for remote power generation at a data center commencing in 2027;

•

failure to maintain compliance with covenants related to our debt, which, if not cured or waived, would give our lenders the right to accelerate payment of the Company’s debt which could adversely affect our liquidity, our ability to continue expansion efforts and continue normal operations.

•	inability to structure innovative and profitable energy-related transactions, maintain cost-effective logistics solutions and to optimally manage performance and counterparty risks;

•

inability to attract and retain personnel in a timely and cost-effective manner as we are highly dependent on principal members of our management team and certain of our other employees, the loss of which could disrupt our operations, adversely impact the achievement of our objectives and increase our exposure to the other risks described herein;

•	failure of investments in technology and machinery, such as liquefaction technology or LNG tank truck technology, to perform as expected;

•	failure to maintain important pre-existing third-party relationships;

•	increases in competition and/or failure to anticipate and adapt to new trends in the energy sector in North America and elsewhere; which could undermine profits;

•	inability to source LNG in sufficient quantities and/or at economically attractive prices;

•	increases in operating costs, including the need for capital improvements, insurance premiums, general taxes, real estate taxes and utilities, affecting our profit margins;

•	inflation, depreciation of the currencies of the countries in which we operate and fluctuations in interest rates;

•	failure to obtain approvals from governmental regulators and relevant local authorities for the construction and operation of potential future projects and other relevant approvals;

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

Our business involves our entering into various purchase and sale and other transactions with numerous third parties (commonly referred to as “counterparties”). In such arrangements, we are exposed to the performance and credit risks of our counterparties, including the risk that one or more counterparties fails to perform its obligation to make deliveries of commodities and/or to make payments. These risks may increase during periods of commodity price volatility. Defaults by suppliers and other counterparties may adversely affect our operating results, liquidity and access to financing.

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

Operation of our LNG infrastructure, liquefaction and other facilities involves significant risks.

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

Construction of new LNG infrastructure including new liquefaction and other facilities involves significant risks.

Included in our near-term and long-term growth strategy, is the completion of the construction of our proposed Galveston LNG liquefaction facility which will require significant amounts of capital during construction and involves numerous operational, regulatory, environmental, political, legal and economic risks beyond our control and may require the expenditure of significant amounts of capital during construction and thereafter. These potential risks include, among other things, the following:

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

•	we may construct facilities to capture anticipated future energy consumption growth in a region in which such growth does not materialize;

•	we may experience material cost overruns due to unforeseen additional costs incurred or material cost increases incurred, with no alternative avenues for remedy; and

•	we may be unable to secure financing sufficient to commence or complete construction, or the financing terms may be uneconomic.

In the event we are unable to obtain financing to construct the proposed Galveston LNG liquefaction facility, or are unable to complete the construction on time, the counterparties to our bunkering agreements may terminate such agreements, which would have an adverse effect on our financial condition and results of operations. Even if the proposed Galveston LNG facility is completed, unanticipated additional costs, or failure to secure agreements to utilize the full capacity of the facility could have an adverse effect on our financial condition and results of operations.

We expect to be dependent on contractors for the successful completion of our energy-related infrastructure.

Timely and cost-effective completion of energy-related infrastructure, including maintenance and expansion of existing liquefaction facilities, as well as construction of future projects, in compliance with agreed specifications is central to our business strategy and is highly dependent on the performance of our contractors. The ability of our contractors to perform successfully under their agreements with us is dependent on a number of factors, including the contractor’s ability to:

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

 We may be unable to integrate additions of new equipment and personnel to successfully deliver to our customers.

Meeting our obligations to our customers, including our newly executed multi-year on-site power generation contract for a data center, will require additions of new equipment and personnel. The supply agreement will require investment of up to $25.0 million in capital additions and near-term working capital needed to fund the start-up of the project. In the event, the data center is unable to properly integrate LNG into their operations, if we are unable to integrate additions of new equipment and personnel necessary to successfully deliver LNG to the customer, or if our sources of LNG are inadequate to service this contract, we may incur losses in cash flow and loss to our reputation related to future projects.

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

U.S. Coast Guard (“USCG”). The USCG exercises regulatory authority over waterfront facilities that handle LNG under 33 C.F.R. Part 127, which establishes detailed requirements for the siting, design, construction, equipment, operations, maintenance, personnel qualifications, fire protection, and security of marine transfer areas associated with LNG. These regulations govern both new and existing LNG waterfront facilities and prescribe standards for transfer operations, emergency shutdown systems, sensing and alarm equipment, personnel training, recordkeeping, inspections, and security protocols. The USCG also oversees LNG-related bunkering and vessel fuel transfer operations, issuing and updating risk-based guidelines through Policy Letters to address evolving alternative marine fuels. These guidelines require us to undertake structured risk assessments, provide advance notice to the Captain of the Port, and demonstrate compliance with safety, personnel qualification, and operational requirements.

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

There is a growing concern today that climate change increases the frequency and severity of extreme weather events and, in recent years, the frequency of major weather events appears to have increased. We cannot predict whether or to what extent damage that may be caused by natural events, such as severe tropical storms and hurricanes, will affect our operations or the economies in our current or future market areas, but the increased frequency and severity of such weather events could increase the negative impacts to economic conditions in these regions and result in a decline in the value or the destruction of our liquefiers, construction in progress and downstream facilities or affect our ability to transport LNG. In particular, if one of the regions in which we operate is impacted by such a natural catastrophe in the future, it could have a material adverse effect on our business. Further, the economies of such impacted areas may require significant time to recover and there is no assurance that a full recovery will occur. Even the threat of a severe weather event could impact our business, financial condition or the price of our common stock.

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

Technological innovation may render our liquefaction processes obsolete or significantly decrease the demand of LNG as a fuel source for our customers.

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

Environmental, social, and governance (“ESG”) goals, programs, and reporting are being identified by capital providers and investors as a priority for the energy industry, and access to capital and investors for companies not prioritizing ESG may become limited.

Spurred by increasing concerns regarding climate change, the energy industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. ESG goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility and corporate governance, have become a focus of some investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. In addition, if ESG metrics and/or reporting become mandatory, our costs of planning, measuring, monitoring, and reporting on our operations could increase and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and ability to execute our strategy.

We have operations and investment in foreign countries and we could experience losses from weakening foreign economies as well as unforeseen or unexpected operating, financial, political or cultural factors in these countries.

We currently have operations in Mexico and in China. We could experience losses resulting from weakening foreign economies (including foreign exchange losses), as well as unforeseen or unexpected operating, financial, political or cultural factors in these countries. Strained diplomatic and political relationships between the United States and these foreign countries, along with weaker legal systems, could also adversely affect our investment and business opportunities in these countries. See Note 6 of the Notes to Consolidated Financial Statements for additional information on our investment in the foreign joint venture.

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

We expect our working capital needs to increase to fund capital expenditures as we expand our operations to include construction of our proposed new Galveston LNG liquefaction facility and for our multi-year, on-site power generation for a data center beginning in 2027. Our current net working capital may not be sufficient to expand our operations in accordance with our strategy. In the future, we may pursue offerings of debt or equity securities or rely on future borrowings of debt to provide additional working capital as well as seek prepayments from customers. We also have working capital requirements driven by the delay between the purchase of and payment for natural gas and the payment terms that we offer our customers. Differences between the date when we pay our LNG supply and service providers and the date when we receive payments from our customers may adversely affect our liquidity and our cash flows.

If we are unable to secure additional funding, or if it is only available on terms that we determine are not acceptable, we may be forced to delay, reduce or eliminate parts of our expansion efforts, or we may otherwise be unable to fully execute our business plan, and our business, financial condition or results of operations may be adversely affected. Our ability to raise additional capital will depend on financial, economic and market conditions and other factors, many of which are beyond our control. We cannot assure you that such additional funding will be available on acceptable terms, or at all. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets, risks relating to the credit risk of our customers and the jurisdictions in which we operate, as well as general risks, including limitations on investment capital, applicable to the energy sector, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms. In the event any of the lenders under these potential debt instruments were unable to perform on its commitments, we may need to seek replacement financing.

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

Failure to maintain compliance with debt covenants could give our lenders the right to accelerate payment which could adversely affect our liquidity, our ability to continue expansion efforts and continue normal operations.

The Company believes it will continue to maintain compliance with its debt covenants, however, in the event the Company is unable to maintain minimum profitability in accordance with its forecast and historical trends, it is reasonably possible that the Company could fail to maintain compliance with its consolidated debt service ratio covenant, which, if not cured or waived, would give AmeriState Bank the right to accelerate repayment of outstanding borrowings under the AmeriSate Secured Term Loan Facility, which totaled $7.2 million as of December 31, 2025. Such acceleration could adversely effect our liquidity, our ability to continue expansion efforts and continue normal operations.

The loss of a significant customer or inability of a significant customer to perform under contract could adversely affect our operating results and ability to generate cash flows.

We currently depend upon a limited number of customers. Our near term ability to generate cash is both dependent on the small number of customers’ continued willingness and ability to perform their obligations under their respective contracts. In the event one of our significant customer fails to perform its obligations under their contracts, our operating results, cash flow and liquidity could be materially and adversely affected, even if we were ultimately successful in seeking damages from any of these customers in the event of a breach of the contract. For the year ended December 31, 2025, Carnival Corporation, Aggreko Plc and Space Exploration Technologies Corp each accounted for more than 10% of our revenues.

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

Finally, our customer contracts may contain various termination rights, including, without limitation:

•	for no cause by giving notice as agreed in the contract;

•	if we fail to secure financing for the construction of our proposed Galveston LNG liquefaction facility.

•	if we fail to commence commercial operations within the agreed timeframes.

•	upon the occurrence of certain events of force majeure;

•	if we fail to make available specified scheduled cargo quantities;

•	upon the occurrence of certain uncured payment defaults;

•	upon the occurrence of an insolvency event; and

•	upon the occurrence of certain uncured, material breaches;

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

We expect to finance our cash needs through a combination of equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of common stock holders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our facility development projects, product development or future commercialization efforts.

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

As of December 31, 2025, J. Casey Crenshaw has beneficial ownership of 71.2% of the outstanding shares of our common stock. As a result, Mr. Crenshaw may control all matters that require stockholder approval, as well as our management and affairs. For example, Mr. Crenshaw may unilaterally approve the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way the Company is managed or the direction of its business. Mr. Crenshaw’s interests with respect to matters potentially or actually involving or affecting the Company, such as future acquisitions, financings and other corporate opportunities and attempts to acquire the Company, may conflict with the interests of our other stockholders. This concentration of ownership control may:

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

•

authorize our Board of Directors to issue preferred stock without stockholder approval, which could be used to institute a shareholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board of Directors; and

•	require the proposal of our Board of Directors and the approval of the holders of over 50% of the votes that all our stockholders would be entitled to cast to amend our charter.

Moreover, because we are incorporated in Florida, we are governed by the provisions of Section 607.0901 and 607.0902 of the Florida Business Corporation Act. In general, Section 607.0901 regulates certain transactions between a corporation and an “interested shareholder,” one who beneficially owns more than fifteen percent of the corporation’s outstanding voting shares. The statute provides significant protection to minority shareholders by assuring that the transactions covered by the statute are either (a) procedurally fair (i.e., the transaction is approved by disinterested directors or disinterested shareholders) or (b) substantively fair (i.e., result in a fair price to the shareholders).

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

We hold a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), who owns 51%. The remaining 9% is owned by AA Energies, Inc. Our joint venture, BOMAY, has a finite life that is set to terminate in 2028. The joint venture may be terminated earlier for valid business reasons including force majeure. In the event the joint venture is to be terminated, either party may acquire the other parties’ interests and continue the operations of the joint venture. Additionally, the term of the joint venture may be extended upon agreement of all parties subject to approval from the relevant Chinese authority six months before expiration of the venture. At this time, Stabilis has no indication that the joint venture will not be extended; however, U.S. and Chinese political relations are strained and we can provide no assurance that such an extension will occur. The balance of our investment in BOMAY at December 31, 2025 was $11.9 million accounted for using the equity method of accounting and is subject to risk. See Note 6 of the Notes to Consolidated Financial Statements for further discussion of our investment in BOMAY.

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

Changes in U.S. trade policy including tariffs may have a material adverse effect on our business and results of operations.

Escalating tariffs and the potential for additional trade restrictions by the United States have increased uncertainty regarding future economic conditions and financial markets and have, in some cases, resulted in the imposition of retaliatory tariffs by foreign governments. Although the United States Supreme Court has ruled that certain tariffs imposed by the current presidential administration exceed presidential authority, the ultimate impact of U.S. tariffs and retaliatory trade measures on economic conditions remains uncertain. The Company sources all of its natural gas used as feedstock in its liquefaction facilities and purchases most of its LNG acquired from third parties from U.S. sources. Deliveries of LNG within Mexico can be sourced from both U.S. and from third parties within Mexico. While the majority of our sales are domestic, and LNG trade between the U.S. and Mexico is not currently subject to tariffs; such tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global economies which could reduce demand for LNG and our services or increase our operating costs. Although the extent of any such impact is uncertain, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our management, represented by senior management, leads the cybersecurity risk assessment and mitigation processes, along with information technology management staff and our third-party business technology partner. Our third-party business technology partner has over 22 years of experience in cybersecurity and information technology. Continuous monitoring and routine meetings are conducted in order for the Company's information technology team and third-party business technology firm to update senior management regarding prevention, detection, mitigation and remediation of any cybersecurity threats or incidents.

ITEM 2. PROPERTIES

The corporate headquarters of Stabilis are located at 11750 Katy Freeway, Suite 900, Houston, TX 77079. Stabilis or its subsidiaries currently own or lease the following principal properties:

Facility Location	Use	Size	Leased or Owned	Expiration of Lease
Houston, TX	Office	8,583 sq. ft.	Leased	January 3, 2029
Monterrey, Mexico	Office	1,888 sq. ft.	Leased	August 14, 2027
George West, TX	LNG Plant	3,400 sq. ft. on 31.04 acres	Owned	N/A
Port Allen, LA	LNG Plant	2,400 sq. ft. on 18.98 acres	Owned	N/A

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

See Note 12 of the Notes to Consolidated Financial Statements for a discussion of our commitments and contingencies and any outstanding legal matters.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades under the symbol “SLNG” on The Nasdaq Stock Market LLC.

The Company did not declare or pay cash dividends on common shares in either fiscal year 2025 and 2024. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operations of its business.

Holders

As of February 25, 2026, we had 20 holders of record of our common stock and 18,596,301 shares of common stock outstanding, based on information provided by our transfer agent.

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

OVERVIEW

Stabilis Solutions, Inc. and its subsidiaries provide turnkey clean energy production, storage, transportation and fueling solutions using liquefied natural gas (“LNG”) to multiple end markets. We have safely delivered over 580 million gallons of LNG through more than 60,000 truck deliveries during our 22 year operating history, which we believe makes us one of the largest and most experienced small-scale LNG providers in North America. We provide LNG solutions to customers in diverse end markets, including aerospace, agriculture, industrial, marine bunkering, mining, oil and gas, pipeline, remote power and utility markets. LNG can be used to replace a variety of fuels, including distillate fuel oil, such as diesel and marine gas oil, and propane, among others, to provide environmental and economic benefits. LNG can also be used to deliver natural gas to locations where pipeline service is unavailable, has been interrupted, or needs to be supplemented. Increasingly, LNG is being utilized as a transportation fuel in the marine industry and as a propellant in the private rocket launch sector. Additionally, LNG can be used to generate electrical power for data centers where the data center either does not have adequate access to the electrical grid, a gas pipeline, or as a redundant source of power. We believe that these fuel markets are large and provide significant opportunities for LNG usage. We believe that LNG provides an important balance between environmental sustainability, security and accessibility, and economic viability when compared to both renewables and other traditional hydrocarbon-based fuels and will play a key role in the energy transition.

The Company also builds power and control systems for the energy industry in China through its 40% owned Chinese joint venture, BOMAY. BOMAY is accounted for under the equity method of accounting.

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

LNG Production and Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers,” which convert natural gas into LNG through a purification and multiple stage cooling process. We currently own and operate a liquefier that can produce up to 100,000 LNG gallons per day in George West, Texas and a liquefier that can produce up to 30,000 LNG gallons per day in Port Allen, Louisiana. The Company continues to seek expansion of its own liquefaction capacity as described in "Current Events and Expansion Efforts" below. We also purchase LNG from third-party production sources which allows us to support customers in markets where we do not own liquefiers. We make the determination of LNG supply sources based on the cost of LNG, the transportation cost to deliver to regional customer locations, and the reliability of the supply source. Revenues earned from the production and sales of LNG are included within LNG Product revenue.

Transportation and Logistics Services—Stabilis offers our customers a “virtual natural gas pipeline” by providing turnkey LNG transportation and logistics services in North America. We deliver LNG to our customers’ work sites from both our own production facilities and our network of approximately 31 third-party production sources located throughout North America. We own a fleet of cryogenic trailers to transport and deliver LNG. We also outsource similar equipment and transportation services for LNG from qualified third-party providers as required to support our customer base. Revenues earned from the transportation and logistical services of LNG to our customers are included within LNG Product revenue.

Cryogenic Equipment Rental—Stabilis operates a fleet of over 170 mobile LNG storage and vaporization assets, including: transportation trailers, electric and gas-fired vaporizers, ambient vaporizers, storage tanks, and mobile vehicle fuelers. We also own several stationary storage and regasification assets. We believe this is one of the largest fleets of small-scale LNG equipment in North America. Our fleet consists primarily of trailer-mounted mobile assets, making delivery to and between customer locations more efficient. We deploy these assets on job sites to provide our customers with the equipment required to transport, store, and consume LNG in their operations. Revenues earned from cryogenic equipment rental are included within Rental revenue.

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

Current Events and Expansion Efforts

Conclusion of Two, Multi-year LNG Supply Contracts

During the fourth quarter of 2025, two multi-year customer contracts concluded in accordance with their terms. The completed contracts were for temporary remote power in Louisiana, and the Company’s truck-to-vessel LNG marine bunkering services in Galveston, Texas. The marine customer elected not to extend the agreement due to the unavailability of suitable Jones Act-compliant LNG bunker vessels during the contemplated extension period. The two contracts accounted for approximately 19% and 32% of 2025 revenues, respectively.

Proposed Galveston LNG Liquefaction Facility

In 2025, the Company executed two, ten-year LNG supply bunkering agreements, commencing in 2027, with two global marine cruise vessel operators to supply LNG and to anchor development of a new 350,000 gallon-per-day, waterfront LNG liquefaction facility in Galveston, Texas. There are conditions precedent to the LNG supply bunkering agreements which include the Company successfully finalizing project financing by the first quarter 2026 and completing construction on the proposed Galveston LNG liquefaction facility by the second quarter 2028. The Company continues to advance its proposed Galveston liquefaction facility, along with a Jones Act-compliant LNG bunkering vessel, toward an expected Final Investment Decision (“FID”). The Company has secured customer commitments for approximately 56% of the project’s proposed planned 350,000 gallons-per-day (“gpd”) capacity and is engaged in late-stage discussions with multiple potential customers to secure the remaining available offtake. The total capital required for the project is estimated at $350 million to $400 million. Financing for the project is progressing with counterparties conducting detailed due diligence and active negotiations on definitive documentation and key commercial terms. If successful, the proposed Galveston LNG liquefaction facility is expected to be strategically located to continue to support and expand the Company's marine bunkering services to additional marine markets. With the construction of the facility, the Company also plans to commission a dedicated Jones Act-compliant LNG bunkering vessel to serve the Port of Galveston, Port of Houston and surrounding Gulf Coast markets. This vessel will transport LNG from the facility directly to customer vessels. Together, the new LNG facility and new bunkering vessel are expected to create a fully integrated, last-mile LNG delivery solution for customers.

During the fourth quarter 2025, the Company entered into a time charter agreement with Seaspan Energy Ltd. for the Garibaldi for a period of two years commencing in 2026. The Company has the option to extend the term of the time charter for an additional one year and an option to purchase the Garibaldi during the term of the time charter.

Multi-year On-site Power Generation for a Data Center

In February 2026, the Company executed a multi-year take-or-pay contract to supply LNG for behind-the-meter power generation for a provider of remote and temporary power generation at a data center. LNG deliveries are expected to commence during the first quarter of 2027 and continue through the first quarter of 2029. Total revenue under the initial term of the contract is estimated to approximately $200 million. This contract represents the Company’s first-ever contract in support of data center behind-the-meter power generation, consistent with its strategic focus on growing, high-value vertical markets.

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

RESULTS OF OPERATIONS

The comparative tables below reflect our consolidated operating results for the year ended December 31, 2025 (the “Current Year”) as compared to the year ended December 31, 2024 (the “Prior Year”) (amounts in thousands, except for percentages).

Consolidated Results	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenues:
LNG Product	$57,213	$57,351	$(138)	(0.2)%
Increase / (decrease) in gallons delivered	(6,164)
Rental	5,349	7,273	(1,924)	(26.5)
Service	5,016	7,436	(2,420)	(32.5)
Other	667	1,233	(566)	(45.9)
Total revenues	68,245	73,293	(5,048)	(6.9)
Operating expenses:
Cost of revenues	50,229	52,069	(1,840)	(3.5)
Change in unrealized gain on natural gas derivatives	(24)	(310)	286	(92.3)
Selling, general and administrative expenses	13,189	11,763	1,426	12.1
Loss (gain) from disposal of fixed assets	24	(761)	785	N/A
Depreciation expense	7,345	7,146	199	2.8
Total operating expenses	70,763	69,907	856	1.2
Income (loss) from operations before equity income	(2,518)	3,386	(5,904)	N/A
Net equity income from foreign joint venture operations	1,242	1,564	(322)	(20.6)
Income (loss) from operations	(1,276)	4,950	(6,226)	(125.8)
Other income (expense):
Interest income, net	42	112	(70)	(62.5)
Other income (expense), net	(66)	22	(88)	N/A
Total other income (expense)	(24)	134	(158)	(117.9)
Net income (loss) before income tax expense	(1,300)	5,084	(6,384)	N/A
Income tax expense	54	485	(431)	(88.9)
Net income (loss)	$(1,354)	$4,599	$(5,953)	N/A

Revenue

During the Current Year revenues decreased $5.0 million, or 6.9%, compared to the Prior Year. The decrease in revenues primarily related to:

•

Decreased rental, service and other revenues during the Current Year compared to the Prior Year due to customers requiring less rental equipment within existing contracts as well as other contracts concluding in accordance with their terms within the Current Year, resulting in a decrease in revenue of $4.9 million;

•	Decreased LNG delivered to customers of 6.1 million gallons during the Current Year compared to the Prior Year, resulting in a decrease in revenue of $3.5 million; and

•	Unfavorable customer mix during the Current Year compared to the Prior Year resulted in a decrease in revenue of $0.9 million;

•	The above decreases were partially offset by an increase in natural gas prices during the Current Year compared to the Prior Year, resulting in an increase in revenue of $3.9 million; and

•	Increase in revenues from minimum take-or-pay contracts of $0.4 million.

Operating Expenses

Costs of revenues. Cost of revenues decreased $1.8 million, or 3.5%, in the Current Year compared to the Prior Year. As a percentage of revenue, these costs were 73.6% and 71.0% in the Current Year and the Prior Year, respectively. The decrease in cost of revenues was attributable to:

•	Decreased LNG delivered to customers of 6.1 million gallons during the Current Year compared to the Prior Year, resulting in decreased costs of revenues of $2.4 million;

•	Decrease in rental, service and other costs of $2.2 million during the Current Year compared to the Prior Year primarily related to reduced travel and labor costs;

•	Decreased net liquefaction and transportation costs of $0.6 million during the Current Year compared to the Prior Year; and

•	Lower take-or-pay costs in the Current Year compared to the Prior Year, resulting in decreased cost of revenues of $0.1 million.

•	The above decreases were partially offset by higher average natural gas pricing in the Current Year compared to the Prior Year, resulting in increased costs of revenues of $3.5 million.

Change in unrealized loss (gain) on natural gas derivatives. The Company incurred a gain of $24 thousand on the change in unrealized gain associated with the Company's natural gas derivatives in the Current Year compared to a gain of $0.3 million in the Prior Year. The gains in both periods were due to offsetting amortization and the maturity of natural gas derivatives.

Selling, general and administrative. Selling, general and administrative expense increased $1.4 million, or 12.1%, during the Current Year as compared to the Prior Year. The increase is primarily attributable to Mr. Ballard's severance related expenses of $2.1 million and higher office lease cost in the Current Year, partially offset by lower compensation expense.

Loss (gain) on the disposal of fixed assets. The Company recorded a loss on the disposal of fixed assets of $24 thousand in the Current Year primarily related to an asset disposition, partially offset by a gain from the disposition of a damaged trailer. Proceeds of $0.2 million were received on the disposition of the damaged trailer. In the Prior Year, a gain of $0.8 million on the disposal of assets was recorded, in which proceeds of $0.8 million were received on the sale of certain assets, consisting of vaporizers and storage tanks.

Depreciation. Depreciation expense in the Current Year increased $0.2 million compared to the Prior Year primarily due to new mobile assets and other capital expenditures in the Current Year. The increase was partially offset by other assets reaching the end of their depreciable lives.

Net Equity Income From Foreign Joint Ventures' Operations. Income from investments in foreign joint ventures decreased by $0.3 million, or 20.6%, in the Current Year compared to the Prior Year due to lower net profits from our China joint venture.

Other Income (Expense)

Interest income (expense), net. Interest income, net was $42 thousand in the Current Year compared to $0.1 million the Prior Year. In both periods, interest income related to interest earned on the Company's cash balance. Interest income was slightly lower in the Current Year due to lower cash balances in the Current Year and a lower average interest rate on cash balances in the Current Year.

Other income (expense). Change in other expense was primarily related to miscellaneous and foreign exchange transactions.

Income tax expense. The Company incurred state and foreign income tax expense of $0.1 million during the Current Year primarily related to state income taxes and foreign taxes paid in connection with the cash dividend received from our BOMAY joint venture. The Company incurred state income and foreign tax expense of $0.5 million in the Prior Year. No U.S. federal income tax expense was recorded for the Current Year or Prior Year as the Company had sufficient deferred tax assets to offset any U.S. federal taxes which were fully offset by a change in the Company's valuation allowance on utilized deferred tax assets.

SEASONALITY AND INFLATION

Seasonality

We did not experience significant variations in volume of LNG delivered to our customers resulting from seasonal variations during 2025. However, our revenues are susceptible to variations due to changes in the price of natural gas. The price of natural gas can fluctuate at any time during the year due to isolated factors, but generally, natural gas prices tend to be higher in peak winter and peak summer months when heating and cooling demand is seasonally higher.

Inflation

The Company continued to experience inflationary pressure during 2025. Specifically, costs for fuel, repairs, maintenance, electricity, wages for skilled labor and insurance continue to increase. We have responded with increasing our pricing to our customers. While we pass a significant portion of the cost of natural gas and transportation on to our customers, we are not able to pass through all costs. No assurances can be made about future price trends; the ultimate extent and effects of these impacts are difficult to estimate; however, continued periods of increasing costs could adversely impact our future results and operating cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity in the Current Year have consisted of cash provided by our operations, cash on hand, and distributions from our BOMAY joint venture. The Company used its liquidity to invest in fixed assets to support growth as well as to pay interest and principal amounts outstanding under our debt agreements.

On March 27, 2025 the Company, entered into a Modification Agreement to the existing Loan Agreement with Cadence Bank. Under the Agreement the $10.0 million Revolving Credit Facility maturity date was extended to June 9, 2028. Additionally, the Agreement amended the Fixed Charge Coverage Ratio terms primarily related to the inclusion of excess cash. The three-year Revolving Credit Facility, as amended, contains a maximum aggregate amount of $10.0 million, subject to a borrowing base of 80% of eligible accounts receivable. The Company may request an increase in the maximum aggregate amount under the Revolving Credit Facility by up to $5.0 million, subject to the approval of Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Borrowers’ accounts receivable and deposit accounts. Borrowings under the Revolving Credit Facility incur interest at the Prime Rate published by the Wall Street Journal. Any unused portion is subject to a quarterly unused commitment fee of 0.5% per annum. As of December 31, 2025, no amounts have been drawn under the Revolving Credit Facility. The Revolving Credit Facility contains various restrictions and covenants. As of December 31, 2025, the Company was in compliance with all its covenants related to the Revolving Credit Facility.

As of December 31, 2025, we had $7.5 million in cash and cash equivalents on hand and $8.8 million in outstanding debt (net of debt issuance costs) and lease obligations (of which $2.3 million is due in 2026). The Company has total availability under the Revolving Credit Facility and the AmeriState Secured Term Loan Facility of $2.7 million at December 31, 2025.  Further, the Company had made no draw downs on its Revolving Credit Facility or Secured Term Loan facility during the year ended December 31, 2025.

The Company is subject to substantial business risks and uncertainties inherent in the LNG industry and there is no assurance that the Company will be able to generate sufficient cash flows in the future to sustain itself or to support future growth. Management believes the business will generate sufficient cash flows from its operations along with availability under the Company's debt agreements to fund its ongoing business for the next twelve months. While we believe we have sufficient liquidity and capital resources to fund our ongoing operations and repay our debt, we will require additional capital to fund our expansion. Our current expansion efforts include the construction of the proposed Galveston LNG liquefaction facility and ramp up of operations to service our multi-year on-site power generation customer at a data center beginning in 2027 which will require construction expenditures, additional equipment and rolling stock and near-term working capital as the Company ramps up its operations during 2026.

As of December 31, 2025, the Company was in compliance with all financial covenants under its debt agreements, including its minimum consolidated debt service ratio under its AmeriSate Secured Term Loan Facility. The Company’s efforts to expand its business include anticipated significant capital expenditures, the successful deployment of a marine bunkering vessel with a time charter that commences in 2026, and a successful financing transaction associated with the proposed Galveston LNG liquefaction facility, all of which are yet to occur. The Company believes it is probable that it will continue to maintain compliance with its covenants, however, in the event the Company is unable to maintain minimum profitability in accordance with its forecast and historical trends, it is reasonably possible that the Company could fail to maintain compliance with its consolidated debt service ratio which, if not cured or waived, would give AmeriState Bank the right to accelerate repayment of outstanding borrowings under the AmeriState Secured Term Loan Facility, which totaled $7.2 million as of December 31, 2025. Such acceleration could adversely effect our liquidity, our ability to continue expansion efforts and continue normal operations.

We will continue to monitor covenant compliance closely and evaluate additional actions which may include reducing discretionary capital expenditures, delaying certain growth initiatives, or seeking alternative sources of financing if needed. The Company believes that its relations with its lenders are good and that a waiver could be obtained in the event a violation occurred; however, there can be no assurance that additional actions taken by the Company, if required, could prevent a possible covenant violation or that the Company would be successful in obtaining a covenant waiver in the event a covenant violation occurred.

Cash Flows

Cash flows provided by (used in) our operating, investing and financing activities are summarized below (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$8,603	$13,693
Investing activities	(7,704)	(8,120)
Financing activities	(2,446)	(1,914)
Effect of exchange rate changes on cash	19	(46)
Net increase (decrease) in cash and cash equivalents	(1,528)	3,613
Cash and cash equivalents, beginning of year	8,987	5,374
Cash and cash equivalents, end of year	$7,459	$8,987

Operating Activities

Net cash provided by operating activities totaled $8.6 million and $13.7 million for the twelve months ended December 31, 2025 and 2024, respectively. The decrease in net cash provided by operating activities of $5.1 million as compared to the Prior Year was primarily attributable to the net loss incurred in the Current Year compared to net income recognized in the Prior Year.

Investing Activities

Net cash used in investing activities totaled $7.7 million and $8.1 million for the twelve months ended December 31, 2025 and 2024, respectively. In both the Current Year and the Prior Year, cash used in investing was primarily for investment in growth initiatives. During the Current Year, investments primarily consisted of expansion efforts related to the proposed Galveston LNG liquefaction facility and Jones Act-compliant marine bunkering vessel. In the Prior Year, investments were made for the acquisition of liquefaction assets and their subsequent deployment. During the years ended December 31, 2025 and 2024, proceeds received from the disposal of assets were $0.2 million and $0.8 million, respectively.

Financing Activities

Net cash used in financing activities totaled $2.4 million for the twelve months ended December 31, 2025 compared to $1.9 million for 2024. Cash used in financing activities in both years was primarily attributable to the repayment of debt. The increase in cash used by financing activities compared to the Prior Year is primarily due to increased principal payments on the AmeriState loan in the Current Year compared to Prior Year. No draws on the AmeriState Bank or Revolving Credit Facility were made in the Current Year.

Future Cash Requirements

Uses of Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including costs associated with fuel sales, capital expenditures, debt repayments, equipment purchases, maintenance of LNG production facilities, mergers and acquisitions (if any), pursuing market expansion, supporting sales and marketing activities and other general corporate purposes. Our current expansion efforts include the construction of the proposed Galveston LNG liquefaction facility and Jones Act-compliant marine bunkering vessel and the ramp up of operations for the multi-year on-site power generation customer for a data center all beginning in 2027 (discussed below). We may elect to pursue additional financing activities such as refinancing existing debt, obtaining new debt, or debt or equity offerings to provide flexibility with our cash management. Certain of these alternatives may require the consent of current lenders or stockholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all.

Capital Expenditures

Capital expenditures for the year ended December 31, 2025 were $8.1 million and primarily related to the preliminary work and ordering long lead time items related to the Company's proposed Galveston LNG liquefaction facility, refurbishments and upgrades to existing assets and rolling stock. Other future capital expenditures will be dependent upon business needs, value-adding investment opportunities, as well as the availability of additional capital at favorable terms which is difficult to predict. At December 31, 2025, the Company had open purchase orders and commitments related to capital expenditures of approximately $3.8 million.  However, the Company anticipates future additional expenditures related to its proposed Galveston LNG liquefaction facility and Jones Act-compliant marine bunkering vessel and its multi-year on-site power generation contract for a data center. See additional discussion regarding the Company's potential expansion efforts below.

Proposed Galveston LNG Liquefaction Facility

The Company continues to advance its proposed Galveston liquefaction facility along with a Jones Act-compliant LNG bunkering vessel toward an expected FID. The Company has secured customer commitments for approximately 56% of the project’s proposed 350,000 gallons-per-day capacity and is engaged in late-stage discussions with multiple potential customers to secure the remaining available offtake.

Additional investment in the Company’s proposed Galveston liquefaction facility is estimated at $350 million to $400 million. The financing and structure of the proposed Galveston liquefaction facility is anticipated to be in the form of a separate entity with a combination of third-party equity and debt that would be nonrecourse to the Company. The financing is progressing with counterparties conducting detailed due diligence and active negotiations on definitive documentation and key commercial terms. The Company does not intend to commit to the use of significant additional funds related to the proposed Galveston LNG liquefaction facility without securing the financing. However, there is no guarantee that additional financing will be available or available at terms that would be beneficial to the Company.

The Company entered into a time charter agreement for the time charter of a liquefied natural gas bunkering vessel, the Garibaldi, for a period of two years commencing in 2026. The time charter represents an operating lease and includes an option to lease the vessel for an additional year and/or purchase the Garibaldi at the conclusion of the initial or extended term.

Multi-year, On-site Power Generation for a Data Center

In February 2026, the Company executed a multi-year take-or-pay contract to supply LNG for a power generation behind-the-meter remote and temporary power generation and energy services at a data center. LNG deliveries are expected to commence during the first quarter of 2027 and continue through the first quarter of 2029. Total revenue under the initial term of the contract is estimated to be approximately $200 million. This contract represents the Company’s first contract in support of data center behind-the-meter power generation, consistent with its strategic focus on growing, high-value vertical markets. The supply agreement will require investment of approximately $25.0 million in capital additions and near term working capital needed to fund the start-up of the project which will be funded by customer prepayments. The Company received a prepayment of $15.0 million during February 2026, and expects an additional $10.0 million during the next six months. The prepayment received is restricted as to use for equipment, commissioning and working capital requirements for this project; however the Company will not be required to repay any of the prepayment at conclusion of the contract.

Debt Level and Debt Compliance

We had total indebtedness, excluding leases, of $7.9 million ($7.9 million, net of debt issuance costs of $0.2 million) as of December 31, 2025. Expected maturities excluding debt issuance costs at December 31, 2025 are as follows (in thousands).

2026	1,847
2027	1,188
2028	1,303
2029	1,429
2030	1,567
Thereafter	555
Total long-term debt, including current maturities and excluding debt issuance costs	$7,889

We expect our total interest payment obligations relating to the above indebtedness to be approximately $0.5 million for the year ending December 31, 2026. Certain of the agreements governing our outstanding debt, which are discussed in Note 8 of our Consolidated Financial Statements, require compliance with certain financial covenants. As of December 31, 2025, we were in compliance with all of these covenants.

CONTRACTUAL OBLIGATIONS

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2025 (in thousands):

	Payments Due By Period
	Total	2026	2027	2028	2029	2030	Thereafter
Term Loan to AmeriState Bank (1)	$7,164	$1,122	$1,188	$1,303	$1,429	$1,567	$555
Interest - AmeriState Bank (1)	1,848	533	509	395	269	131	11
Finance Lease Obligations	220	220	—	—	—	—	—
Operating Lease Obligations	922	197	368	354	3	—	—
Insurance note payable	725	725	—	—	—	—	—
Total	$10,879	$2,797	$2,065	$2,052	$1,701	$1,698	$566

(1)

Obligation with AmeriState Bank to provide for an advancing term loan facility for working capital needs for our LNG liquefaction plant in Texas in the aggregate principal amount of up to $10.0 million. The term loan facility matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and changes to a variable interest rate of the U.S. prime lending rate plus 2.5% per annum thereafter. The above table estimates interest based on the most recent U.S. prime lending rate of 6.75%.

See additional discussion of our debt and lease obligations in Notes 8 and 9 of the Notes to Consolidated Financial Statements.

Contingencies

In the normal course of our business, we become involved in various litigation matters. In addition, from time to time we are involved in tax and other disputes with various government agencies. Management has used estimates in determining our potential exposure to these matters and has recorded reserves in our financial statements related thereto as appropriate. It is possible that a change in estimate related to these exposures could occur, but we do not expect such changes in the estimated costs would have a material effect on our business, consolidated financial position or results of operations. See Note 12 to the Notes to Consolidated Financial Statements for further discussion of our contingencies.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no transactions that met the definition of off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

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

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the assets carrying value may not be recoverable. We currently test goodwill for impairment annually in the third quarter unless we determine that a triggering event has occurred requiring an earlier test. We completed our annual assessment of goodwill during 2025 and 2024, and determined no impairment of goodwill was warranted.

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

Derivatives

The Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on its Consolidated Balance Sheet. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for and has been designated as a hedge and the type of hedge. The Company did not hold any natural gas derivatives at December 31, 2025; however did have natural gas derivatives at December 31, 2024 and for portions of the year for both 2025 and 2024. The Company has not designated its derivative instruments as hedges under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within the Consolidated Statements of Operations. The Company determined the fair value of its natural gas derivatives at December 31, 2024 predominantly from broker quotes and are considered a level 2 fair value measurement. The Company did not enter into any derivative transactions for speculative purposes.

The Company enters into forward sales contracts for the delivery of LNG to its customers. Certain of these sales contracts contain provisions that may meet the criteria of a derivative in the event delivery is not made. These contracts are accounted for under the normal purchase normal sales exclusion under U.S. GAAP and are not measured at fair value each reporting period.

Fixed Assets and Capitalization of Costs

Fixed assets are recorded at historical cost and depreciated over their useful lives on a straight-line basis. The determination of when and what amount of costs associated with the purchase or construction of new fixed assets that should be capitalized as fixed assets can be subjective. The Company’s policy is to capitalize direct costs related to the purchase or construction of a fixed asset when the acquisition or completion of the asset as intended is believed probable and when construction of the asset is considered both technically feasible and economically beneficial to the Company. Direct costs for constructed fixed assets include (but are not limited to) materials, equipment, engineering designs, transportation, contractor costs (and related subcontractors), internal and external labor costs and benefits, and interest expense on qualifying debt that are directly related to the construction of the asset. Direct costs for purchased assets include the fair value of the consideration paid to the seller as well as any other legal or closing costs, brokers' fees and commissions, closing fees; transportation costs. and other fees directly incurred to buy and install the asset for its intended use.

Indirect costs including general and administrative costs and overhead costs related to support functions, including executive management, accounting, purchasing, administration, marketing, human resources, and information systems are expensed as incurred.

Capitalization of additional direct costs made for existing assets already in use occurs if the cost meets one of the following criteria:

●	The cost enhances/improves the productivity or efficiency of the asset resulting in a reconditioned or modified asset with superior performance capabilities and/or improved efficiencies;

●	The cost extends the life of the useful asset beyond its current useful life; or

●

The cost is for required periodic inspections/maintenance that are for a period of longer than one year such as certifications and pressure tests which the Company capitalizes and amortizes over the shorter of the certification period or useful life of the asset.

Repairs and maintenance to maintain the fixed asset in its original operating condition are not capitalized to fixed assets, but expensed as incurred.

Capitalization continues from when the acquisition or construction of the asset is deemed probable until the asset has been placed in service or until the Company determines that acquisition or completion of the asset is no longer probable. Once a fixed asset is placed into service, the fixed asset is depreciated over its useful life on a straight-line basis. See also Note 5 of the Notes to Consolidated Financial Statements for the general categories of fixed assets, their useful lives and total cost.

If the construction or acquisition of a fixed asset that was previously believed to be probable of completion is then determined to no longer be probable, any capitalization of future costs ceases and the asset is assessed for impairment.

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

Commodity price risk is the risk of loss arising from adverse changes in market rates and prices. We are able to limit our exposure to fluctuations in natural gas prices by structuring our contract pricing with customers so that it mirrors the volatility in our supply cost with vendors. Our exposure to market risk associated with LNG price changes may adversely impact our business. The Company had certain natural gas derivative instruments as of December 31, 2025 to manage commodity price risk. The Company has not designated its derivative instruments as hedges under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within the Consolidated Statements of Operations. The Company did not enter into any derivative transactions for speculative purposes.

Foreign Currency Exchange Rate Risk

We operate a subsidiary in Mexico and maintain an equity method investment in our Chinese joint venture, BOMAY. The functional currency of the Mexican subsidiary is the Mexican Peso. The functional currency of the Chinese joint venture is the Chinese Yuan. The assets and liabilities of the foreign equity investees and foreign subsidiary, denominated in foreign currency, are translated into United States dollars at exchange rates in effect at the Consolidated Balance Sheet date and net sales and expenses are translated at the average exchange rate for the period. The resulting cumulative translation adjustment totaling $10 thousand has been recorded as Accumulated Other Comprehensive Income (Loss), net of taxes, in our Consolidated Balance Sheet at December 31, 2025.

As of December 31, 2025, we had a non-U.S. dollar denominated negative working capital balance of approximately $0.3 million. An adverse change of 10% in the underlying foreign currency exchange rate would increase our negative working capital balance by approximately $30 thousand.

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

To the Board of Directors and Shareholders

Stabilis Solutions, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stabilis Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

March 5, 2026

Stabilis Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$7,459	$8,987
Accounts receivable, net	3,130	6,239
Inventories, net	342	345
Prepaid expenses and other current assets	1,976	1,902
Total current assets	12,907	17,473
Property, plant and equipment:
Cost	125,613	117,246
Less accumulated depreciation	(72,666)	(65,518)
Property, plant and equipment, net	52,947	51,728
Goodwill	4,314	4,314
Investments in foreign joint ventures	11,946	11,659
Right-of-use assets and other noncurrent assets	996	410
Total assets	$83,110	$85,584
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,750	$5,667
Accrued liabilities	2,859	3,566
Current portion of long-term notes payable	1,931	2,010
Current portion of finance and operating lease obligations	417	384
Total current liabilities	9,957	11,627
Long-term notes payable, net of current portion and debt issuance costs	5,755	6,848
Long-term portion of operating lease obligations	726	101
Total liabilities	16,438	18,576
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 18,596,301 and 18,585,014 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	19	19
Additional paid-in capital	103,644	103,214
Accumulated other comprehensive income (loss)	10	(578)
Accumulated deficit	(37,001)	(35,647)
Total stockholders’ equity	66,672	67,008
Total liabilities and stockholders’ equity	$83,110	$85,584

The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenues:
Revenues	$68,245	$73,293
Operating expenses:
Cost of revenues	50,229	52,069
Change in unrealized gain on natural gas derivatives	(24)	(310)
Selling, general and administrative expenses	13,189	11,763
Loss (gain) from disposal of fixed assets	24	(761)
Depreciation expense	7,345	7,146
Total operating expenses	70,763	69,907
Income (loss) from operations before equity income	(2,518)	3,386
Net equity income from foreign joint venture operations:
Income from equity investment in foreign joint venture	1,453	1,770
Foreign joint venture operating related expenses	(211)	(206)
Net equity income from foreign joint venture operations	1,242	1,564
Income (loss) from operations	(1,276)	4,950
Other income (expense):
Interest income, net	42	112
Other income (expense), net	(66)	22
Total other income (expense)	(24)	134
Net income (loss) before income tax expense	(1,300)	5,084
Income tax expense	54	485
Net income (loss)	$(1,354)	$4,599

Net income (loss) per common share (Note 15):
Basic and diluted per common share	$(0.07)	$0.25

The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (loss)

(in thousands)

	Year Ended December 31,
	2025	2024
Net income (loss)	$(1,354)	$4,599
Foreign currency translation adjustment, net of tax	588	(560)
Total comprehensive income (loss)	$(766)	$4,039

The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance at December 31, 2023	18,573,391	$19	$102,057	$(18)	$(40,246)	$61,812
Common stock issued from vesting of stock-based awards	13,588	—	—	—	—	—
Stock-based compensation	—	—	1,166	—	—	1,166
Employee tax payments from stock-based withholding	(1,965)	—	(9)	—	—	(9)
Net income	—	—	—	—	4,599	4,599
Other comprehensive loss, net of tax	—	—	—	(560)	—	(560)
Balance at December 31, 2024	18,585,014	19	103,214	(578)	(35,647)	67,008
Common stock issued from vesting of stock-based awards	13,589	—	—	—	—	—
Stock-based compensation	—	—	447	—	—	447
Employee tax payments from stock-based withholding	(2,302)	—	(17)	—	—	(17)
Net loss	—	—	—	—	(1,354)	(1,354)
Other comprehensive income, net of tax	—	—	—	588	—	588
Balance at December 31, 2025	18,596,301	$19	$103,644	$10	$(37,001)	$66,672

The accompanying notes are an integral part of the Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,354)	$4,599
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,345	7,146
Stock-based compensation expense	447	1,166
Provision for credit losses	315	102
Loss (gain) on disposal of assets	24	(761)
Income from equity investment in joint venture	(1,453)	(1,770)
Distributions from equity investment in joint venture	1,637	1,716
Cash settlements from natural gas derivatives, net	178	(359)
Realized and unrealized losses from natural gas derivatives, net	202	152
Changes in operating assets and liabilities:
Accounts receivable	2,794	1,390
Prepaid expenses and other current assets	563	820
Accounts payable and accrued liabilities	(2,275)	(678)
Other	180	170
Net cash provided by operating activities	8,603	13,693
Cash flows from investing activities:
Acquisition of fixed assets	(8,141)	(9,146)
Proceeds from sale of fixed assets	211	841
Proceeds from notes receivable, related to prior sale of Brazil operations	226	185
Net cash used in investing activities	(7,704)	(8,120)
Cash flows from financing activities:
Payments on short- and long-term notes payable and finance leases	(2,387)	(1,905)
Payment of debt issuance costs	(42)	—
Employee tax payments from stock-based withholding	(17)	(9)
Net cash used in financing activities	(2,446)	(1,914)
Effect of exchange rate changes on cash	19	(46)
Net increase (decrease) in cash and cash equivalents	(1,528)	3,613
Cash and cash equivalents, beginning of year	8,987	5,374
Cash and cash equivalents, end of year	$7,459	$8,987

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

The Company serves customers in diverse end markets, including aerospace, agriculture, industrial, marine bunkering, mining, oil and gas, pipeline, remote power and utility markets. LNG can be used to deliver natural gas to locations where pipeline service is unavailable, has been interrupted, or needs to be supplemented. Additionally, LNG can be used as a partner fuel for renewable energy, and as an alternative to traditional fuel sources, such as distillate fuel oil (including diesel fuel and other fuel oils) and propane, among others to provide both environmental and economic benefits.

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

(c) Accounts Receivable

Accounts receivable are recognized when products are sold. The Company extends credit to many of its customers in the ordinary course of business. Generally, these sales are unsecured. Accounts receivable are stated at the amount the Company expects to collect (cost, net of any allowances for credit losses). The Company maintains allowances for credit losses for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer and current economic industry trends. Our allowance for credit losses was $0.3 million at  December 31, 2025 and was immaterial at   December 31, 2024. For the years ended December 31, 2025 and 2024, the Company recorded a provision for credit losses of $0.3 million and $0.1 million, respectively.

(d) Inventories

LNG inventory consists of LNG produced that is either (1) in a storage container at our plants or (2) in a storage trailer that is in transit to a customer. Inventory quantities are measured at each reporting period and are valued at the lower of cost or net realizable value, determined on a first-in, first-out basis.

(e) Derivative Instruments

At  December 31, 2025, the Company had no derivative instruments. The Company had certain natural gas derivative instruments during 2025 and 2024. The Company recognizes all of its derivative instruments as either assets or liabilities which are recorded at fair value on its Consolidated Balance Sheets. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for and has been designated as a hedge as well as the type of hedge. The Company has not designated its derivatives as hedges under U.S. GAAP and all resulting gains and losses from changes in the fair value of its derivative instruments are included within the Consolidated Statements of Operations. The Company did not enter into any derivative transactions for speculative purposes.

The Company enters into forward sales contracts for the delivery of LNG to its customers. Certain of these sales contracts contain provisions that may meet the criteria of a derivative in the event delivery is not made. These contracts are accounted for under the normal purchase normal sales exclusion under U.S. GAAP and are not measured at fair value each reporting period.

(f) Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Significant additions, renewals, and capital improvements are capitalized. The determination of when and what amount of costs associated with the purchase or construction of new fixed assets should be capitalized as fixed assets can be subjective. The Company’s policy is to capitalize direct costs related to the purchase or construction of a fixed asset when the acquisition or completion of the asset as intended is believed probable and when construction of the asset is considered both technically feasible and economically beneficial to the Company.

Direct costs for constructed fixed assets include (but are not limited to) materials, equipment, engineering designs, transportation, contractor costs (and related subcontractors), internal and external labor costs and benefits, and interest expense on qualifying debt that are directly related to the construction of the asset. Direct costs for purchased assets include the fair value of the consideration paid to the seller as well as any other any legal or closing costs, brokers' fees and commissions, closing fees; transportation costs. and other fees directly incurred to buy and install the asset for its intended use.

Indirect costs including general and administrative costs and overhead costs related to support functions, including executive management, accounting, purchasing, administration, marketing, human resources, and information systems are expensed as incurred.

Capitalization of additional direct costs made for existing assets already in use occurs if the cost meets one of the following criteria:

●	The cost enhances/improves the productivity or efficiency of the asset resulting in a reconditioned or modified asset with superior performance capabilities and/or improved efficiencies;

●	The cost extends the life of the useful asset beyond its current useful life; or

●

The cost is for required periodic inspections/maintenance that are for a period of longer than one year such as certifications and pressure tests which the Company capitalizes and amortizes over the shorter of the certification period or useful life of the asset.

Repairs and maintenance to maintain the fixed asset in its original operating condition are not capitalized to fixed assets, but expensed as incurred.

Capitalization continues from when the acquisition or construction of the asset is deemed probable until the asset has been placed in service or until the Company determines that acquisition or completion of the asset is no longer probable. Once a fixed asset is placed into service, the fixed asset is depreciated over its useful life on a straight-line basis. See also Note 5 of the Notes to Consolidated Financial Statements for the general categories of fixed assets, their useful lives and total cost.

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

If the construction or acquisition of a fixed asset that was previously believed to be probable of completion is then determined to no longer be probable, any capitalization of future costs ceases and the asset is assessed for impairment.

Property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flows basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flows models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairments of the Company’s long-lived assets in the years ended December 31, 2025 and 2024.

(g) Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. All of our goodwill was recognized from business acquisitions during the third quarter of 2019 and is not amortized. We test goodwill for impairment annually or more frequently if a triggering event occurs. A triggering event occurs when there are changes in circumstances or events that indicate the assets carrying value may not be recoverable. The Company tested its remaining goodwill for impairment during the years ended December 31, 2025 and 2024 and based upon a qualitative assessment, it determined a quantitative assessment was not required and no impairments of goodwill were identified.

(h) Leases

We determine if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded in our Consolidated Balance Sheets unless we are reasonably certain at inception of the lease that we will renew the lease for a period that extends the initial term longer than 12 months. All leases with an initial term greater than 12 months, whether classified as operating or finance, are recorded on our Consolidated Balance Sheets based on the present value of lease payments over the lease term, determined at lease commencement. Determination of the present value of lease payments requires a discount rate. We use the implicit rate in the lease agreement when available. Most of our leases do not provide an implicit interest rate; therefore, we use a weighted average borrowing rate based on the information available at the commencement date. Certain of our leases contain non-lease components which are not separated from the lease components when calculating the right-of-use asset and lease liability per our use of the practical expedient to combine both components of an arrangement for all classes of leased assets. See also Note 9 for a further discussion of our leases.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. As of December 31, 2025 and 2024, the Company had no uncertain tax positions that required recognition. See Note 11 for a further discussion of our accounting policy related to income taxes.

The Company files income tax returns in the United States of America with the federal government and various state taxing authorities, in Mexico, Canada and China. With few exceptions, the Company is subject to examination by the applicable taxing authorities for years after 2020.

(k) Earnings Per Share (“EPS”)

Basic earnings per share, or EPS, is computed by dividing net income (loss) available to stockholders by the weighted average shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue shares, such as stock options and warrants were exercised. The Company had no dilutive securities for the year ended  December 31, 2025. The Company included dilutive securities within its computation of earnings per share for the year ended  December 31, 2024. See Note 15 for further discussion of the earnings per share calculation.

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

The carrying value of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued liabilities approximate their respective fair values due to their relative short maturities. The Company estimated the fair value of its fixed and variable rate debt approximates the $7.0 million carrying value (See Note 8) at  December 31, 2025. For the years ended  December 31, 2025 and 2024, the fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the Company’s estimate of its incremental borrowing rate (within Level 2 of the fair value hierarchy). The Company’s estimate of fair value was subjective in nature and was dependent on a number of important assumptions, including discount rates. Different market assumptions and estimation methodologies could result in different estimations of fair value.

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

(o) Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). Compensation expense for stock-based awards expected to vest is recognized on a straight-line basis over the requisite service period of the award based on their grant date fair value. See also Note 13 for further discussion of our stock-based compensation.

(p) Segment Reporting

In accordance with ASC Topic 280 - "Segment Reporting (ASC 280)" the Company has determined that it has a single operating and reporting segment. As a result, the Company's segment accounting policies are the same as described herein and the Company does not have any material intra-segment sales and transfers of assets. The Company's Chief Operating Decision Maker ("CODM") is the Chief Executive Officer (the "CEO"). The CEO, with the Chief Financial Officer assesses the performance and makes operating decisions of the Company on a consolidated basis, based on the Company's net increase in shareholder's equity resulting from operations ("net income (loss)"). Company assets are not reviewed by the CODM at a different asset level or category, but at the consolidated level. As the Company's operations are comprised of a single operating segment, the segment assets are reflected on the accompanying Consolidated Balance Sheets as "total assets" and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Recent Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivables and Contract Assets". Under ASU 2025-05, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The ASU is effective for companies for annual reporting periods beginning after December 15, 2025. The requirements should be applied prospectively. Although early adoption is permitted, the Company is assessing the impact of this standard and will adopt the pronouncement when the pronouncement becomes effective on January 1, 2026. The Company does not expect the adoption of ASU 2025-05 to have a significant impact on its consolidated financial statements.

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". Under ASU 2024-03 companies are required to disclose disaggregated information about certain costs and expenses in the notes to the financial statements. The amendments in this update require disaggregated disclosure of income statement expense captions into specific categories within the footnotes to the financial statements. ASU 2024-03 is effective for companies for annual reporting periods beginning after December 15, 2026. The requirements can be applied either prospectively or retrospectively. Although early adoption is permitted, the Company will adopt the pronouncement when the pronouncement becomes effective on January 1, 2027. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 " Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under ASU 2023-09, companies must consistently categorize and provide greater disaggregation of information in the rate reconciliation and further disaggregate income taxes paid. ASU 2023-09 is effective for companies for annual reporting periods beginning after December 15, 2024. The requirements can be applied either prospectively or retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 on a retrospective basis which did not have a significant impact to its consolidated financial statements. See Notes 11 and 14 for additional tax disclosures required under ASU 2023-09.

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

Disaggregated revenues

The table below presents revenue disaggregated by source, for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Revenues:
LNG Product	$57,213	$57,351
Rental	5,349	7,273
Service	5,016	7,436
Other	667	1,233
Total revenues	$68,245	$73,293

The table below presents revenue disaggregated by geographic location, for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Revenues:
United States	$64,736	$69,007
Mexico	3,509	4,286
Total revenues	$68,245	$73,293

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

3. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISKS

Significant Customers

A material part of the Company’s business is dependent on a few customers, the loss of which could have a material adverse effect on the Company. The tables below present customers representing greater than 10% of total revenues and/or outstanding accounts receivable as of and for the years ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended December 31,
Revenue	2025	%	2024	%
Customer 1	$22,425	32.9%	$24,599	33.6%
Customer 2	13,248	19.4%	14,115	19.3%
Customer 3	9,896	14.5%	6,082	8.3%
	$45,569	66.8%	$44,796	61.1%

	At December 31,
Accounts Receivable	2025	%	2024	%
Customer 1	$479	15.3%	$238	3.8%
Customer 2	426	13.6%	1,077	17.3%
Customer 3	399	12.7%	846	13.6%
Customer 4	117	3.7%	1,278	20.5%
	$1,421	45.4%	$3,439	55.1%

No other customer represented more than 10% of the Company’s total revenue or accounts receivable as of and for the years ended December 31, 2025 and 2024.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets as of  December 31, 2025 and 2024, consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid insurance	$999	$1,044
Prepaid supplier expenses	254	167
Other receivables	447	204
Natural gas derivatives at fair value, current	—	207
Deposits	99	129
Other	177	151
Total prepaid expenses and other current assets	$1,976	$1,902

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment

The Company’s property, plant and equipment, net as of  December 31, 2025 and 2024, consisted of the following (in thousands):

	Estimated
	Useful Life	December 31,
	(years)	2025	2024

Liquefaction plants and systems	10 - 15	$57,341	$56,752
Real property and buildings	3 - 25	2,082	2,082
Vehicles and tanker trailers and equipment	2 - 10	50,316	49,754
Computer and office equipment	2 - 7	897	545
Construction in progress	—	14,946	8,082
Leasehold improvements	—	31	31
Total		125,613	117,246
Less: accumulated depreciation		(72,666)	(65,518)
Net		$52,947	$51,728

Depreciation expense for the years ended  December 31, 2025 and 2024 totaled $7.3 million and $7.1 million respectively, of which all is included in the Consolidated Statements of Operations as its own line item.

Construction in progress of $14.9 million and $8.1 million at  December 31, 2025 and 2024, respectively, primarily relate to the deployment and build-out of liquefaction assets and the purchase of additional liquefaction assets, in the prior year, and in the current year, investment in growth initiatives, related to proposed expansion efforts in Galveston, Texas.

6. INVESTMENTS IN FOREIGN JOINT VENTURES

BOMAY

We hold a 40% interest in BOMAY Electric Industries Company, Ltd. (“BOMAY”), which builds electrical systems for sale in China. The majority partner in this foreign joint venture is Baoji Oilfield Machinery Co., Ltd. (a subsidiary of China National Petroleum Corporation), who owns 51%. The remaining 9% is owned by AA Energies, Inc. The Company made no sales to its joint venture during 2025 and 2024.

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

The tables below present a summary of BOMAY's assets and liabilities and its operational results as of and for the years ended December 31, 2025 and 2024 in U.S. dollars (in thousands):

	Year Ended December 31,
	2025	2024
Revenues	$107,340	$117,459
Gross profit	13,646	14,458
Earnings	3,309	4,101

	December 31,
	2025	2024
Assets:
Total current assets	$98,619	$124,253
Total non-current assets	4,154	9,496
Total assets	$102,773	$133,749
Liabilities and equity:
Total liabilities	$70,145	$101,562
Total joint ventures’ equity	32,628	32,187
Total liabilities and equity	$102,773	$133,749

The following is a summary of activity in our investment in BOMAY for the years ended December 31, 2025 and 2024 in U.S. dollars (in thousands):

	Initial Investment at Merger (1), (2)	Undistributed Earnings	Cumulative Foreign Exchange Translation Adj	Investment in BOMAY
Balance at December 31, 2023	$9,333	$2,967	$(291)	$12,009
Equity in earnings	—	1,770	—	1,770
Less: dividend distributions	—	(1,716)	—	(1,716)
Foreign currency translation loss	—	—	(404)	(404)
Balance at December 31, 2024	9,333	3,021	(695)	11,659
Equity in earnings	—	1,453	—	1,453
Less: dividend distributions	—	(1,637)	—	(1,637)
Foreign currency translation gain	—	—	471	471
Balance at December 31, 2025	$9,333	$2,837	$(224)	$11,946

(1)

Accumulated statutory reserves in equity method investments of $2.66 million at December 31, 2025 and 2024 is included in our investment in BOMAY. In accordance with the People’s Republic of China, (“PRC”), regulations on enterprises with foreign ownership, an enterprise established in the PRC with foreign ownership is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

(2)

The Company’s initial investment in BOMAY differed from the Company’s 40% share of BOMAY’s equity as a result of applying fair value accounting pursuant to ASC 805. The basis difference is being accreted over eight years (the expected life of the joint venture). The Company's accretion during the years ended December 31, 2025 and 2024 were both approximately $0.1 million, and is included in income from equity investments in foreign joint ventures in the accompanying Consolidated Statements of Operations. The remaining basis difference is summarized in the following table at December 31, 2025 and 2024 (amounts in thousands):

	December 31,
	2025	2024
Original basis difference	$1,165	$1,165
Less accumulated accretion	(831)	(702)
Net remaining basis difference, net at end of period	$334	$463

In accordance with our long-lived asset policy, when events or circumstances indicate the carrying amount of an asset may not be recoverable, management tests long-lived assets for impairment. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the long-lived asset which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. In making this evaluation, a variety of quantitative and qualitative factors are considered including national and local economic, political and market conditions, industry trends and prospects, liquidity and capital resources and other pertinent factors. There were no impairments recognized in the years ended December 31, 2025 and 2024.

7. ACCRUED LIABILITIES

The Company’s accrued liabilities as of  December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Compensation and benefits	$2,573	$2,408
Customer deposits and prepayments	127	294
Other taxes payable	—	268
Other accrued liabilities	159	596
Total accrued liabilities	$2,859	$3,566

8. DEBT

The Company’s carrying value of debt, net of debt issuance costs, at December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Secured term note and credit facility, net of debt issuance costs	$6,961	$7,975
Insurance and other notes payable	725	883
Total	7,686	8,858
Less: amounts due within one year	(1,931)	(2,010)
Total long-term debt, net of debt issuance costs	$5,755	$6,848

Revolving Credit Facility

On March 27, 2025 the Company, along with its subsidiaries, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and Stabilis LNG Port Allen, LLC (collectively, the “Borrowers”) entered into a Modification Agreement (the "Agreement") to the existing Loan Agreement (the "Loan Agreement") with Cadence Bank. Under the Agreement, the $10.0 million revolving credit facility ("Revolving Credit Facility") maturity date was extended to June 9, 2028. Additionally, the Agreement amended the Fixed Charge Coverage Ratio terms primarily related to the inclusion of excess cash. For the years ended December 31, 2025 and 2024, no amounts were drawn under the Revolving Credit Facility.

The Revolving Credit Facility, as amended, contains a maximum aggregate borrowing amount of $10.0 million, subject to a borrowing base of 80% of eligible accounts receivable. As of  December 31, 2025, the Company has $1.7 million availability under the Revolving Credit Facility. The Company may request an increase in the maximum aggregate amount under the Revolving Credit Facility by up to $5.0 million, subject to the approval of Cadence Bank. All borrowings under the Revolving Credit Facility are secured by the Company’s accounts receivable and deposit accounts. Borrowings under the Revolving Credit Facility incur interest at the Prime Rate published by the Wall Street Journal. Any unused portion is subject to a quarterly unused commitment fee of 0.5% per annum.

The Revolving Credit Facility contains various restrictions and covenants. Among other requirements, the Borrowers must maintain a consolidated net worth of at least $52.4 million as of  December 31, 2025, such minimum amount increasing on December 31 of each fiscal year thereafter by 50% of the Borrowers’ positive net income for that fiscal year, and must maintain a minimum Fixed Charge Coverage Ratio of 1.2 to 1.0 on a consolidated basis, as defined in the Revolving Credit Facility, as of the last day of each fiscal quarter, on a trailing twelve (12) months basis. The Revolving Credit Facility also contains customary events of default. If an event of default under the Revolving Credit Facility occurs and is continuing, then Cadence Bank may declare any outstanding obligations under the Revolving Credit Facility to be immediately due and payable. In addition, if any of the Borrowers become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Loan Agreement will automatically become immediately due and payable. As of  December 31, 2025, the Company was in compliance with all its covenants related to the Revolving Credit Facility.

Secured Term Note

On April 8, 2021, the Company entered into a loan agreement (the “Loan Agreement”) with AmeriState Bank (“Lender”), as lender, pursuant to the United States Department of Agriculture, Business & Industry Loan Program, to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “AmeriState Loan”). As of December 31, 2025 and 2024, the amount drawn totaled $9.0 million and the amount outstanding at  December 31, 2025 and 2024 was $7.2 million and $8.3 million, respectively. The AmeriState Loan, which is in the form of a term loan facility, matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter. The AmeriState Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the AmeriState Loan. Upon an Event of Default (as defined in the Loan Agreement), the Lender may (i) terminate its commitment, (ii) declare the outstanding principal amount of the Advancing Notes (as defined in the Loan Agreement) due and payable, or (iii) exercise all rights and remedies available to Lender under the Loan Agreement.

On April 8, 2021, Mile High LNG LLC, Stabilis GDS, Inc., Stabilis LNG Eagle Ford LLC and Stabilis Energy Services, LLC, each a wholly owned subsidiary of the Company (collectively, “Debtor”), entered into a Security Agreement and Assignment (the “Security Agreement”) in favor of the Lender. The Security Agreement grants to Lender a first priority security interest in the collateral identified therein, which includes specific equipment owned by the Company.  The Loan Agreement requires the Company to meet certain financial covenants which include a debt-to-net-worth ratio of not more than 9.1 to 1.0 and a debt service coverage ratio of not less than 1.2 to 1.0. At December 31, 2025, the Company was in compliance with all of its debt covenants. Monthly payments are based upon a seven-year amortization in the amount of $0.1 million of principal per month plus accrued interest.

Insurance Notes Payable

The Company finances its annual commercial insurance premiums for its business and operations. For the 2025-2026 policies, the amount financed was $1.2 million. The outstanding principal balance on the premium finance note was $0.7 million at December 31, 2025. The renewal occurs each  September and covers a period of up to one year. The Company makes equal monthly payments of principal and interest over the term of the note. The interest rate for the insurance financing on the 2025-2026 policy is 7.95%. At December 31, 2024, the outstanding balance related to the 2024-2025 policy was $0.9 million, with an interest rate of 7.95%.

Debt Maturities and Interest Expense

We had total indebtedness, excluding debt issuance costs, and excluding leases of $7.9 million as of December 31, 2025. Expected maturities at December 31, 2025 are as follows (in thousands).

Year Ended December 31,
2026	1,847
2027	1,188
2028	1,303
2029	1,429
2030	1,567
Thereafter	555
Total long-term debt, including current maturities	$7,889

During the years ended December 31, 2025 and 2024, the Company recorded interest expense related to the above indebtedness and related to leases (see Note 9 below) as follows (in thousands):

	December 31,
	2025	2024
Secured term note	$104	$166
Secured credit facility	112	87
Insurance and other notes payable	57	38
Interest from leases	21	9
Total interest expense	$294	$300

During the years ended  December 31, 2025 and 2024, the Company capitalized interest of $0.4 million and $0.4 million, respectively.

9. LEASES

Our leases primarily consist of operating leases for certain facilities and office spaces, and financing leases for equipment. Our leases have remaining terms of 1 to 3.2 years and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease assets also include any upfront lease payments made and exclude lease incentives and initial direct cost incurred. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The following table summarizes our operating and finance lease assets and liabilities as of December 31, 2025 and 2024 (in thousands):

		December 31,
	Balance sheet line item classification	2025	2024
Assets
Operating lease assets	Right-of-use assets and other noncurrent assets	$929	$149
Finance lease assets	Property and equipment, net of accumulated depreciation	301	349
Total lease assets		$1,230	$498
Liabilities
Current
Operating lease obligation	Current portion of finance and operating lease obligations	$197	$70
Finance lease obligation	Current portion of finance and operating lease obligations	220	314
Noncurrent
Operating lease obligation	Long-term portion of operating lease obligations	726	101
Total lease liabilities		$1,143	$485

The following table summarizes the components of lease expense for the years ended December 31, 2025 and 2024 (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2025	2024
Operating lease cost	Selling, general and administrative expenses	$337	$192
Finance lease cost:
Amortization of leased assets	Depreciation expense	46	18
Interest on lease liabilities	Interest expense	21	9
Net lease cost		$404	$219

Other Leases/Rentals

The Company leases certain buildings and facilities, including office space in Houston, Texas and Monterrey, Mexico.  The Company also leases marine bunkering and staging sites in Galveston, Texas, along with certain equipment on a short term basis. Leases which are less than twelve months and have no cancellation penalties are not recorded on the Consolidated Balance Sheets.

Office rent expense totaled approximately $0.3 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

The following schedule presents the future minimum lease payments for our operating and finance lease obligations at December 31, 2025 (in thousands):

	Operating Leases	Finance Leases	Total
2026	$267	$220	$487
2027	408	—	408
2028	360	—	360
2029 and Thereafter	3	—	3
Total lease payments	1,038	220	1,258
Less: Interest	(115)	—	(115)
Present value of lease liabilities	$923	$220	$1,143

Lease term and discount rates for our operating and finance lease obligations are as follows:

	December 31,
Lease Term and Discount Rate	2025	2024
Weighted-average remaining lease term (years)
Operating leases	2.5	1.7
Finance leases	—	1.0
Weighted-average discount rate
Operating leases	8.2%	9.5%
Finance leases	—%	8.5%

The following table summarizes the supplemental cash flow information related to leases as of December 31, 2025 and 2024 (in thousands):

Other information	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$337	$187
Financing cash flows from finance leases	94	76
Interest paid	21	9
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$877	$167
Financing leases	—	347

Time Charter Agreement - Marine Bunkering Vessel

On  December 12, 2025, the Company entered into a multi-year time charter agreement for a marine bunkering vessel, the Garibaldi, commencing in 2026. The Company determined that the time charter agreement represents an operating lease with commencement beginning on the delivery date of the Garibaldi, on or about March 1, 2026. At  December 31, 2025, no amount was reported on our Consolidated Balance Sheets, as lease commencement had not occurred.

10. RELATED PARTY TRANSACTIONS

J. Casey Crenshaw (our Chairman of the Board) is the beneficial owner of 50% of The Modern Group and is deemed to jointly control The Modern Group with family members.

Office Rent, Purchases of Services and Supplies and Sales

From January 1, 2025 through  September 30, 2025, the Company subleased office space from The Modern Group. The Company and The Modern Group mutually canceled the sublease during the quarter ended September 30, 2025 and the Company entered into an office lease directly with the landlord ("new office lease") for its corporate office in Houston, Texas. The new office lease is effective October 1, 2025, for approximately $28 thousand per month through January 31, 2029. The new office lease qualifies as an operating lease under U.S. GAAP resulting in a right-of-use asset ("ROU" asset) and operating lease liability of $0.9 million which is included on the Company's Consolidated Balance Sheet at December 31, 2025. The corresponding remaining ROU asset and lease liability of $0.2 million associated with the sublease with The Modern Group were reversed with no further lease charges recorded after September 30, 2025.

The Company also purchases supplies and services from subsidiaries of The Modern Group. For the years ended  December 31, 2025 and 2024, the Company had total purchases and lease payments with The Modern Group of $0.2 million and $0.2 million, respectively. The Company had no sales to The Modern Group during the years ended  December 31, 2025 and 2024. As of  December 31, 2025 and 2024, the Company had no accounts receivable due from The Modern Group and accounts payable due to The Modern Group were immaterial.

Chart Energy and Chemicals, Inc. ("Chart E&C") beneficially owns 7.9% of our outstanding common stock at  December 31, 2025. For the years ended  December 31, 2025 and 2024, the Company had total purchases from Chart E&C of $0.1 million and $0.6 million, respectively. The Company had no sales to Chart E&C during the years ended  December 31, 2025 and 2024. The Company had no accounts receivable due from Chart E&C at  December 31, 2025 and 2024 and accounts payable due to Chart E&C at  December 31, 2025 and 2024 were immaterial.

11. INCOME TAXES

The Company is subject to income taxes in the U.S. (both federal and state) and in foreign jurisdiction, specifically for Mexico, Canada and China. Changes in the tax laws or regulations in these jurisdictions, or in positions by the relevant authorities regarding their application, admistration or interpretation, may affect our tax liability, return on investments and business operations. On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into U.S. law, which includes significant changes to the federal income tax system. The Company has recorded the OBBBA tax impact in the provision for income taxes for the years ended  December 31, 2025 and 2024. The OBBBA tax impact did not have a material effect on our financial statements.

The Company adopted the provisions required by ASU 2023-09 on a retrospective basis effective December 31, 2025. ASU 2023-09 requires additional and disaggregated tax disclosures. The Company has presented its 2025 and 2024 income tax disclosures to comply with ASU 2023-09 below and in Note 14 (in thousands).

	December 31, 2025	December 31, 2024
U.S. income (loss)	$(1,232)	$5,415
Non-U.S. loss	(68)	(331)
Worldwide income (loss) before tax	$(1,300)	$5,084

The components for income tax expense included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	December 31, 2025	December 31, 2024
Current state income tax expense	$(110)	$313
Current foreign income tax expense	164	172
Deferred income tax expense (federal, foreign and state)	—	—
Income tax expense	$54	$485

A reconciliation of income taxes computed using the 21% U.S. federal statutory rate to the amount reflected in the accompanying consolidated statement of operations within net income for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	December 31, 2025	December 31, 2024
Income tax benefit using U.S. federal statutory rate	$(273)	$1,067
State income tax expense, net	91	222
Foreign Tax Effects:
Foreign tax rate differential - Mexico	14	70
Effect of Cross-Border Tax Laws:
Foreign taxes, net	129	136
Foreign dividend	344	360
Change in valuation allowance	(112)	(1,511)
Non-taxable or Non-deductible Items:
Officer's compensation	208	269
Dividend received deduction	(344)	(360)
Meals and entertainment	49	59
Other	(52)	173
Total income tax expense	$54	$485

The effects of temporary differences and carryforwards that give rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2025	December 31, 2024
Federal net operating loss carryforward	$10,278	$11,163
Stock compensation	339	337
Accrued compensation	427	57
Basis of intangible assets	120	132
Capital loss carryforward	1,532	1,631
Other	73	5
Valuation allowance	(7,784)	(7,896)
Total deferred tax assets	4,985	5,429

Basis of property, plant and equipment	2,201	3,189
Prepaid expenses	215	219
Basis in foreign entity	2,569	2,021
Total deferred tax liabilities	4,985	5,429
Net deferred tax liabilities	$—	$—

At  December 31, 2025, the Company has net operating loss carry forwards of approximately $48.6 million which may be used to offset future taxable income. This excludes net operating loss carry forwards of $81.1 million it believes will not be eligible to offset future income. The $81.1 million is excluded from the Company's calculation of deferred tax assets prior to the establishment of a valuation allowance. The Company experienced a change in ownership significantly limiting its recognition of net operating loss carryforwards of an acquired subsidiary at July 26, 2019 due to its change in ownership.

The Company’s net operating loss carryforwards include $26.9 million of losses arising prior to December 31, 2017 that expire in 2028 through 2037. Those arising in tax years after 2017 can be carried forward indefinitely. Also, for losses arising in taxable years beginning after December 31, 2017 the operating loss deduction is limited to 80% of taxable income (determined without regard to the deduction). The Company has established a valuation allowance to fully reserve the Company's net deferred tax assets at December 31, 2025 based upon its assessment of whether it is more likely than not that the Company will realize its deferred tax assets which includes consideration of the nature and amount of the Company's net losses arising from prior periods. The Company has generated net income from operations for the years ended December 31, 2024 and 2023 and the Company's assessment of the amount of valuation allowance needed could change in future periods.

The Company recognizes the tax benefit or obligation from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based not only on the technical merits of the tax position based on tax law, but also past administrative practices and precedents of the taxing authority. The tax benefits or obligations are recognized in our financial statements if there is a greater than 50% likelihood of the tax benefit or obligation being realized upon ultimate resolution. As of  December 31, 2025 and 2024, the Company had no uncertain tax positions that required recognition.

As of December 31, 2025, the Company's federal income tax return for the year ended December 31, 2022 was under examination by the Internal Revenue Service (IRS). The Company does not anticipate any additional amounts to be owed as a result of this examination. Tax returns for years 2022 to 2024 remain subject to examination for both federal and state filings.

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

Other

Future capital expenditures will be dependent upon investment needs as well as the availability of additional capital at favorable terms. At December 31, 2025, we had open purchase orders of approximately $1.6 million related to future commitments for capital expenditures.

Time Charter Agreement

On  December 12, 2025, the Company entered into a time charter agreement with Seaspan Energy Ltd. for the time charter of the Garibaldi, a LNG bunkering vessel, commencing in 2026. Pursuant to the time charter agreement, Stabilis GDS will pay the owners a daily rate of $32,400 for 730 days (two years) beginning on the delivery date of the Garibaldi to the Company which is anticipated in early 2026.

13. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stock-Based Compensation

The Company includes stock compensation expense within general and administrative expenses in the Consolidated Statements of Operations. The Company recognized total stock-based compensation costs, net of forfeitures, of $0.4 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively. Stock-based compensation expense is related to equity awards to executives and other employees, awarded from the Company's Amended and Restated long-term incentive plan.

Issuance of Stock-based Awards

The Company has a long-term incentive plan, originally approved by the Board of Directors in 2019. In July 2021 and in August 2023, the plan was amended (the “Amended and Restated Plan”) to increase the maximum number of shares of common stock available for issuance from its original 1,675,000 shares to 4,000,000 (in July 2021) and to 5,500,000 (in August 2023). The plan provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, substitute awards, other stock-based awards, cash awards and/or any combination of the foregoing which may be granted to employees, officers and directors of the Company and affiliates or to any other person who performs services to the Company and affiliates, including independent contractors and consultants of the Company and its subsidiaries. At December 31, 2025, the number of shares of common stock available for issuance under the Amended and Restated Plan is 3,872,379 shares.

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

(a) Restricted Stock Units ("RSU's")

No RSUs were granted during the years ended  December 31, 2025 and 2024.  All remaining RSU's vested in 2025 and there are no RSU's outstanding at December 31, 2025. A summary of the Company's RSUs activity during the fiscal years ended  December 31, 2025 and 2024 are presented in the following table:

	# of Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value per Share
Unvested at 12/31/2023	27,177	4.11
Vested	(13,588)	4.11
Unvested at 12/31/2024	13,589	4.11
Vested	(13,589)	4.11
Unvested at 12/31/2025	—	—

During the years ended  December 31, 2025 and 2024, the Company expensed stock based compensation related to restricted stock units of $7 thousand and $0.1 million, respectively.

(b) Stock Options

On February 18, 2022, the Company granted executives 774,505 stock options under the 2019 plan to purchase an equal number of shares of the Company’s common stock, with a strike price equal to $6.00 per share. The stock options vested equally over a three-year vesting period. The Company estimated the value of the options using a valuation model. The full aggregate fair value determined was $1.5 million using observable inputs from trading values of the Company's shares of stock. The stock options were expensed over the vesting period. Assumptions used in determining the valuation of the options included the following:

•	A strike price of $6.00 with 3 year vesting terms and the closing price of the common stock of $4.11;

•	The risk free rate assumed the average return of a U.S. Treasury bill of 3 years (the vesting period), which was approximately 0.7% at February 18, 2022;

•	$0 dividends, as we have not historically paid dividends;

•	A term of 6.5 years, which was determined as the midpoint between the vesting period of 3 years with an anticipated expiration date of 10 years; and

•	Volatility of approximately 44%.

 Management Transition

Effective January 31, 2025, the Company appointed the Company’s Chairman of the Board, J. Casey Crenshaw, as its Executive Chairman, and interim President and Chief Executive Officer. Mr. Crenshaw replaced Westervelt T. Ballard, Jr., who mutually agreed with the Company to terminate his employment as the Company’s President and Chief Executive Officer and voluntarily resigned his position as a director. As part of Mr. Ballard’s separation, the Company entered into a release and consulting agreement with Mr. Ballard whereby the Company will paid Mr. Ballard separation pay of $1.0 million over a twelve-month period, and will pay additional pay of $41 thousand representing an amount equal to a prorated bonus at "target" performance that Mr. Ballard would have received for his 2025 performance and reimbursement of COBRA premiums over what Mr. Ballard would normally pay for Company provided insurance up to a maximum of 18 months. Additionally, Mr. Ballard received a payment of $49 thousand per month for the remainder of 2025 for his consulting services all of which was included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations for the year ended December 31, 2025.

Effective January 31, 2025, the Company and Mr. Ballard additionally agreed that 7,765 unvested restricted stock units and 147,525 unvested stock options granted under the Company's Amended and Restated Long-Term Incentive Plan would vest as of the date of Mr. Ballard’s separation of employment. The exercise period of these options plus 1.6 million options which had vested prior to Mr. Ballard’s separation, was amended to expire December 31, 2025. The amendment of the exercise period represents a modification of an equity award under U.S. GAAP and the Company recognized $0.4 million in additional non-cash stock compensation expense related to the adjustment of the exercise period of his options to December 31, 2025. The assumptions included in estimating the additional expense include:

•	The risk free rate assumed the average return of a U.S. Treasury bill for 6 months, which was approximately 4% at January 31, 2025;

•	$0 dividends, as we have not historically paid dividends;

•	An expected option term of 5.5 months; and

•	Volatility of approximately 50%.

On  December 31, 2025, in accordance with Mr. Ballard's release and consulting agreement, Mr. Ballard's 1,742,574 stock options expired unexercised. At  December 31, 2025, all remaining stock options were out-of-the money with strike prices in excess of market prices and remain unexercised. These options have a weighted average remaining term of 6.1 years at  December 31, 2025. A summary of the Company's stock option awards activity during the fiscal years 2025 and 2024 are presented in the following table:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Value per Option	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2023	2,074,505	$8.51	$2.11	7.9
Granted	—	—	—	—
Outstanding at December 31, 2024	2,074,505	8.51	2.11	6.8
Expired	(1,742,574)	8.98	2.14	—
Outstanding at December 31, 2025	331,931	6.00	1.95	6.1
Options vested and exercisable at December 31, 2025	331,931	$6.00	$1.95	6.1

During the years ended  December 31, 2025 and 2024, the Company expensed stock based compensation related to stock options of $0.4 million and $1.1 million, respectively, which is included in general and administrative expenses in the Consolidated Statements of Operations. The stock based expense incurred during the year ended 2025 primarily included a $0.4 million charge for the modification of Mr. Ballard's 2021 and 2022 stock option grants, related to Mr. Ballard's separation.

 Unrecognized Stock-Based Compensation

As of December 31, 2025, the Company had no unrecognized compensation costs. The Company has no remaining unvested equity awards.

Common Stock

The Company is authorized to issue up to 37,500,000 shares of Common Stock, $0.001 par value per share. The following table summarizes issuances of shares of our common stock for the years ended December 31, 2025 and 2024 (amounts in thousands):

		Year Ended December 31,
Issuance	Additional disclosure	2025	2024
Vesting of employee stock awards (1)	Stock-Based Compensation discussion above	11,287	11,623

(1)	Amounts are net of shares withheld to cover employee tax payments. Amounts vested are for various employees.

Preferred Stock

Our Board of Directors has the authority, without stockholder approval, to issue up to 1,000,000 shares of Preferred Stock, $0.001 par value. The authorized Preferred Stock may be issued by the Board of Directors in one or more series and with the rights, privileges and limitations of the Preferred Stock determined by the Board of Directors. The rights, preferences, powers and limitations of different series of Preferred Stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions, and other matters. As of December 31, 2025, we have no Preferred Stock issued or outstanding.

Employee 401(k) Plan

The Company has established a savings plan ("Savings Plan") which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Savings Plan through salary deferrals of up to 90% of their base pay, subject to Internal Revenue Code limitations. The Company contributes to the Savings Plans, subject to limitations. For the years ended December 31, 2025 and 2024, the Company contributed $0.3 million and $0.3 million, respectively, in matching contributions to the Savings Plan.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Additional income taxes paid disclosures have been provided below as required under ASU 2023-09 on a retrospective basis. The Company's supplemental disclosure of cash flow information for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Income taxes paid, net:
U.S. Federal	$—	$—
U.S. State	174	367
Foreign
China	164	172
Mexico	—	—
Interest paid	613	575
Non-cash investing and financing activities:
Acquisitions of fixed assets included within accounts payable and accrued expenses	$972	$175
Right-of-use asset acquired under operating leases	877	167
Equipment acquired under finance lease	—	347
Insurance premium financing	1,026	1,042

Income taxes paid, net of refunds, exceeding five percent of total income taxes paid, net of refunds, in each jurisdiction for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Year Ended December 31,
	2025		2024
U.S. Federal	$—	*	$—	*
U.S. State
Florida	—	*	31
Louisiana	32		264
Texas	118		46
Foreign
China	164		172
Mexico	—	*	—	*

*    Jurisdiction below threshold for the period presented.

15. NET INCOME (LOSS) PER SHARE

The calculation of net income (loss) per common share for the years ended  December 31, 2025 and 2024 are presented below. For the year ended  December 31, 2025, there were no dilutive securities outstanding, as all RSUs were vested at  December 31, 2025. Outstanding stock options of 331,931 that were vested and unexercised at  December 31, 2025 were excluded, as the exercise price exceeded the market price at December 31, 2025. For the year ended  December 31, 2024, dilutive securities consist of RSUs of 11,981, under the treasury method. At  December 31, 2024, outstanding stock options that were vested and unexercised were excluded, as the exercise prices exceeded the market price at  December 31, 2024. Stock appreciation rights ("SARS") of 658,437 were excluded at  December 31, 2024, as the SARs expired unexercised on  December 31, 2024.

	Year Ended
	December 31,
	2025	2024
Weighted average shares:
Basic weighted average number of common shares outstanding	18,595,086	18,583,485
Dilutive securities	—	11,981
Total shares including dilutive securities	18,595,086	18,595,466

Net income (loss)	$(1,354)	$4,599

Net income (loss) per common share:
Basic and diluted per common share	$(0.07)	$0.25

Weighted average number of common shares outstanding:
Basic	18,595,086	18,583,485
Diluted	18,595,086	18,595,466

16. SUBSEQUENT EVENTS

Time Charter Agreement

On  December 12, 2025, the Company entered into a time charter agreement with Seaspan Energy Ltd. for the the Garibaldi, a LNG bunkering vessel, commencing in 2026. See also discussion of terms of the lease in Note 9.

Multi-year, On-site Power Generation for a Data Center

In February 2026, the Company executed a multi-year take-or-pay contract to supply LNG for behind-the-meter power generation for a world-leading provider of remote and temporary power generation and energy services at a data center. LNG deliveries are expected to commence during the first quarter of 2027 and continue through the first quarter of 2029. Total revenue under the initial multi-year term of the contract is estimated to be approximately $200 million. This contract represents the Company’s first contract in support of data center behind-the-meter power generation, consistent with its strategic focus on growing, high-value vertical markets. The supply agreement will require investment of approximately $25.0 million in capital additions and near term working capital needed to fund the start-up of the project which is to be funded by payments from the customer. The Company received a prepayment of $15.0 million during February 2026, and expects an additional $10.0 million during the next six months. The prepayment received is restricted as to use for equipment and working capital requirements for this project; however the Company will not be required to repay any of the prepayments at conclusion of the contract.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2025 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2025 based on these criteria. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

None of the Company's officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Stabilis Solutions, Inc.

The following table sets forth the names, ages (as of February 25, 2026) and titles of our current executive officers and directors.

Name	Age	Position
J. Casey Crenshaw	51	Executive Chairman and Interim President and Chief Executive Officer
Andrew L. Puhala	56	Chief Financial Officer
Benjamin J. Broussard	46	Director
Stacey B. Crenshaw	49	Director
Edward L. Kuntz	81	Director
Peter C. Mitchell	70	Director
Matthew W. Morris	54	Director

J. Casey Crenshaw

Executive Chairman and Interim President and Chief Executive Officer

J. Casey Crenshaw, age 51, is the Interim President and Chief Executive Officer and Executive Chairman, effective January 31, 2025.  Mr. Crenshaw served as Non-Executive Chairman of the Board of Directors of Stabilis from August 23, 2021 to January 31, 2025 and as Executive Chairman from July 26, 2019 until August 23, 2021. He served on the Board of Directors of American Electric Technologies, Inc. from 2012 to July 2019 and as the Executive Chairman of the Board of Directors of Stabilis Energy, LLC from November 2018 until July 2019. Mr. Crenshaw served as President, CEO, and Chairman of the Board of Stabilis Energy, LLC from its formation in February 2013 until November 2018. Mr. Crenshaw also serves as President and a member of the Board of Directors of The Modern Group, Ltd., a privately-owned diversified manufacturing, parts and distribution, rental/leasing and finance business headquartered in Beaumont, Texas. Mr. Crenshaw has held various executive positions with The Modern Group since 1997, including over 10 years as Chief Financial Officer.  Mr. Crenshaw holds a B.A. in Finance from Texas A&M University. Mr. Crenshaw is the spouse of director Stacey B. Crenshaw.

Andrew L. Puhala

Chief Financial Officer

Andrew L. Puhala, age 56, has been Chief Financial Officer of Stabilis since November 2018. From August 2017 until November 2018, Mr. Puhala served as VP of Finance for The Modern Group, Ltd. From September 2015 to June 2017 he served as Chief Financial Officer of ERA Group Inc. (NYSE:ERA), a provider of helicopter transport services primarily to the energy industry. Mr. Puhala served as Chief Financial Officer of American Electric Technologies, Inc. from January 2013 to September 2015 and CFO of AccessESP from 2011- 2012. Mr. Puhala held a variety of senior financial roles at Baker Hughes, Inc. from 1996 - 2011 including VP finance - Middle East Region, Division Controller and Assistant Treasurer. Mr. Puhala is a Certified Public Accountant and received a B.B.A. in Accounting and an M.P.A. from the University of Texas at Austin.

Benjamin J. Broussard

Director

Benjamin J. Broussard, age 46, was appointed to the Board of Directors of Stabilis on July 26, 2019. Mr. Broussard has been the Chief Financial Officer for The Modern Group, Ltd. since March 2021. Since joining The Modern Group in 2013 until March 2021 he served as the Director of Finance. Mr. Broussard began his career as a commercial banker with Washington Mutual Bank in 2001. After leaving the bank in 2008, he worked at T-Mobile until 2011 and as a consultant to Microsoft’s Global Procurement Group from 2011 to 2013. Mr. Broussard holds a B.A. from the University of Notre Dame and J.D. from South Texas College of Law Houston.

Stacey B. Crenshaw

Director

Stacey B. Crenshaw, age 49, was appointed to the Board of Directors of Stabilis on February 4, 2020. She co-founded Stabilis Energy, LLC in 2013. Prior to her role with Stabilis she was a practicing attorney with Germer Gertz, LLP from 2002 to 2004. Mrs. Crenshaw is the owner of ClaraVaille, a designer and retailer of custom jewelry. Mrs. Crenshaw is also actively involved in her local community through leadership roles at the Neches River Festival and the Symphony League of Beaumont. From 2006 to 2011 she was the founder and director of CHAD’s Place, a non-profit that held conferences and provided support groups for the bereaved. Mrs. Crenshaw has also served or is serving on several boards including Family Services of Southeast Texas, All Saints Episcopal School, the advisory board of the Art Museum of Southeast Texas and as a Trustee of Episcopal High School in Houston, Texas. Mrs. Crenshaw received a Bachelor of Liberal Arts degree in Journalism from Texas A&M University and a Doctor of Jurisprudence degree from the University of Houston Law Center. Mrs. Crenshaw is the spouse of director and officer J. Casey Crenshaw.

Edward L. Kuntz

Director

Edward L. Kuntz, age 81, was appointed to the Board of Directors of Stabilis on July 26, 2019. Mr. Kuntz is the former Chairman and Chief Executive Officer of Kindred Healthcare, formerly a diversified provider of post-acute care services in the United States. From 1998 through May 2014 he served as Chairman of the Board of Directors of Kindred and as Chief Executive Officer from 1998 to 2004. Mr. Kuntz was also the Chairman of the Board of Directors of U.S Physical Therapy, Inc., a publicly held operator of physical therapy clinics and related businesses, where he was a director from 2014 to May 2024. From 2000 through 2016, Mr. Kuntz served as a director of Rotech Healthcare, Inc., one of the largest providers of home medical equipment and related products and services in the United States. He served on the Board of Directors and as Chairman of the Audit Committee of American Electric Technologies, Inc. from September 2013 to July 2019. Mr. Kuntz received B.A., J.D. and L.L.M. degrees from Temple University.

Peter C. Mitchell

Director

Peter C. Mitchell, age 70, was appointed to the Board of Directors of Stabilis on July 26, 2019. Mr. Mitchell currently is a member of the Board of Directors and Audit Committee Chair of Northcliff Resources Ltd.and Taseko Mines Limited. He was most recently Senior Vice President and Chief Financial Officer of Coeur Mining, Inc. a leading precious metals producer, which owns and operates mines throughout North America, including the Palmarejo complex in Mexico, one of the world’s largest silver mines. Peter joined Coeur as CFO in 2013, and was responsible for investor relations, financial planning and analysis, financial reporting, information technology, tax and compliance, in addition to serving as a key team member on acquisition and divestiture activities and leading all capital markets activity in multiple equity and debt financings. Previously, he held executive leadership positions in finance and operations with a variety of U.S. and Canadian companies both public and private equity sponsored, among them Taseko Mines Ltd., Vatterott Education Centers, Von Hoffmann Corporation and Crown Packaging Ltd. Mr. Mitchell is a former member of the Board of Directors and Audit Committee Chair for Northern Dynasty Minerals Ltd. and Montage Gold Corporation, where he was also non-executive Chairman. He was also on the Board of Directors and Special Committee Chairman of Bear Creek Mining Corporation. He earned a B.A. in Economics from Western University, an MBA from the University of British Columbia, and is a Chartered Accountant (CPA-CA).

Matthew W. Morris

Director

Matthew W. Morris, age 54, was appointed to the Board of Directors of Stabilis on November 2, 2021. Mr. Morris has served as a director for Cornerstone Strategic Value Fund, Inc., and Cornerstone Total Return Fund, Inc. since November 2017, and is a member of the Audit Committee and Nominating and Corporate Governance Committee for both companies. Mr. Morris also serves as a director of Stewart Information Services Corporation where he previously served as CEO from 2011 to September 9, 2019. Prior to serving as CEO, he served in various executive management positions for Stewart Information Services Corporation, Stewart Title Company and Stewart Title Guaranty Company. He previously served as director for a strategic litigation consulting firm, offering trial, and settlement sciences, crisis management and communications strategy. In addition to his board service, Mr. Morris is the founder and CEO of Lutroco, LLC, a private investment and advisory firm engaging purpose driven entrepreneurs for growth and impact. He received a Bachelor of Business Administration in organizational behavior and business policy from Southern Methodist University, and a Master of Business Administration with a concentration in finance from The University of Texas.

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

The Audit Committee consist of Messrs. Peter C. Mitchell (Chair), Edward L. Kuntz and Matthew W. Morris. The Board has determined that Mr. Mitchell satisfies the definition of “audit committee financial expert” and is independent, as defined by the rules and regulations of NASDAQ.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on our review of the copies of such reports, we believe that all such reports required by Section 16(a) of the Exchange Act were in compliance with such filing requirements during the fiscal year ended December 31, 2025.

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

Named Executive Officers

We are currently considered a smaller reporting company within the meaning of the Securities Act, for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. Further, our reporting obligations extend only to our “named executive officers” ("NEO"), who are the individual who served as our principal executive officer during the last completed fiscal year, and the individuals who served as our principal financial officer during the last completed fiscal year.

Our named executive officers and their principal positions as of December 31, 2025 are:

Name	Principal Position
J. Casey Crenshaw (1)	Chief Executive Officer, President (Current / Interim)
Westervelt T. Ballard, Jr. (1)	Chief Executive Officer, President (Former)
Andrew L. Puhala	Chief Financial Officer

(1)

In January 2025 we announced changes to our management team.  Effective January 31, 2025, Mr. Crenshaw became interim Chief Executive Officer and President and Mr. Ballard and the Company mutually agreed to terminate his employment as Chief Executive Officer and President.

Summary Compensation Table

The following table sets forth information concerning compensation of our named executive officers who served during the years ended December 31, 2025 and 2024:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	All other compensation ($)		Total ($)
J. Casey Crenshaw	2025	$459,969	$—		$—	$—	$—	$—		$459,969
Interim Chief Executive Officer (Effective 1/31/2025)	2024	—	—		—	—	—	—		—
Westervelt T. Ballard, Jr.,	2025	50,623	—		—	—	—	1,483,070	(3)	1,533,693
Chief Executive Officer (Former)	2024	540,000	—		—	—	—	11,872	(4)	551,872
Andrew Puhala,	2025	350,414	30,000	(5)	—	—	142,363	13,309	(4)	536,086
Chief Financial Officer	2024	340,200	—		—	—	122,472	13,520	(4)	476,192

(1)	No bonus was earned for the fiscal year 2024.
(2)

Mr. Crenshaw's pay structure does not include a non-equity incentive pay component. Mr. Puhala earned performance awards of $142,363  for 2025 performance and $122,472 for 2024 performance, respectively. Mr. Ballard separated from the Company January 31, 2025 and did not earn the performance award for 2025 performance. Mr. Ballard did not earn the performance award  for 2024 performance because he separated from the Company prior to the payout.  See "Employment, Severance or Change of Control Agreements - Release and Consulting Agreement for Mr. Ballard" below for further information.

(3)	Includes separation pay of $884,615, consulting fees of $534,600 and other pay of $61, 060 pursuant to the "Release and Consulting Agreement" (see below "Release and Consulting Agreement for Mr. Ballard"), and employer contributed 401 (k) contributions of $2,795.
(4)	Consist of employer contributed 401 (k) contributions.
(5)	Represents $30,000 paid in 2025 to Mr. Puhala, that related to the 2025 management transition.

Outstanding Equity Awards

The following table below provides information regarding outstanding restricted stock unit and stock option awards held by the named executive officers as of December 31, 2025:

	Option Awards					Stock Awards
Name	Number of shares or units of stock Underlying Unexercised Options (#) Exercisable	Number of shares or units of stock Underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: Number of securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares or units of stock that have not vested (#)	Market value of unearned shares or units of stock that have not vested ($)
J. Casey Crenshaw	—	—	—	—	—	—	—
Westervelt T. Ballard, Jr.,	—	—	—	—	—	—	—
Andrew Puhala	88,515	—	—	6.00	2/18/2032	—	—

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

In consideration of his services, the Company agreed to pay Mr. Ballard an annualized base salary of not less than $500,000. Mr. Ballard was entitled to participate in the Company’s Annual Bonus Plan, with a target bonus based on performance to be determined by the Compensation Committee of the Board of Directors and to initially range from 50% of Mr. Ballard’s base salary for “threshold” performance, to 100% of his base salary for “target” performance, and 150% of his base salary for “maximum” performance. Additionally, the Company granted Mr. Ballard 500,000 restricted stock units (“RSUs”) under the Company’s 2019 Long Term Incentive Plan, of which (i) 250,000 RSUs vested on August 23, 2021, (ii) 125,000 RSUs vested on August 23, 2022, and (iii) 125,000 RSUs vested on August 23, 2023. The Company also agreed to grant Mr. Ballard 1,300,000 options to purchase the Company’s common stock under the 2019 Long Term Incentive Plan, with a strike price equal to $10.00 per share, of which (i) 442,000 options vested on August 23, 2022, (ii) 429,000 options vested on August 23, 2023, and (iii) 429,000 options vested on August 23, 2024. Mr. Ballard was also eligible to participate in all of the Company’s discretionary short-term and long-term incentive compensation plans and programs and other employee benefit plans which are generally made available to other similarly situated senior executives of the Company.

Release and Consulting Agreement for Mr. Ballard

Effective January 31, 2025, the Company entered into a release and consulting agreement with Mr. Ballard pursuant to which the Company and Mr. Ballard mutually agreed to terminate his employment as President and Chief Executive Officer and Mr. Ballard transitioned to a consultant of the Company. Additionally, Mr. Ballard voluntarily resigned as a member of the Company’s Board of Directors. Under the release and consulting agreement, the Company paid Mr. Ballard separation pay of $1.0 million, paid in equal or near equal installments over a twelve month period, and additional pay of $41 thousand representing an amount equal to a prorated bonus at "target" performance the Mr. Ballard would have received for his 2025 performance. Additionally, Mr. Ballard received a payment of $49 thousand per month for the remainder of 2025 for his consulting services. The Company and Mr. Ballard agreed that 7,765 unvested restricted stock units and 147,525 unvested stock options granted under the Company's long-term incentive plan would vest as of the date of separation of employment, and that Mr. Ballard's stock options expired exercised on or before December 31, 2025.

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

For the amounts of base salary that our named executive officers received in 2025 and 2024, see “Executive Compensation-Summary Compensation Table.”

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

Annual Cash Bonuses and Annual Non-equity Incentive Plan Compensation

For the year ended December 31, 2025, Mr. Ballard separated from the Company and was not awarded the performance award for 2025 performance. Mr. Ballard was not awarded the performance award for 2024 performance because he separated from the Company prior to the payout.  See "Employment, Severance or Change of Control Agreements - Release and Consulting Agreement for Mr. Ballard" for further information. Mr. Puhala earned non-equity incentive plan compensation of $142,363 and $122,472 for the years ended December 31, 2025 and 2024, respectively. Mr. Crenshaw's pay structure did not include a non-equity incentive pay component for 2025.

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

Director Compensation

Our Board of Directors believes that attracting and retaining qualified non-employee directors will be critical to the future value growth and governance of our company. The Company established the fee for service as an independent director at the rate of $125,000 per year payable 100% in cash.

The members of the Board of Directors are also eligible for reimbursement of their expenses incurred in attending board meetings in accordance with our policies.

Directors who are not determined to be independent do not receive any additional compensation for their service on our Board of Directors.

The following table describes the compensation earned by each individual who served as an independent director during 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Totals ($)
Edward L. Kuntz	$125,000	$—	$—	$125,000
Peter C. Mitchell	125,000	—	—	125,000
Matthew W. Morris	125,000	—	—	125,000
Total	$375,000	$—	$—	$375,000

(1)	Fees presented represent amounts earned and expensed under generally accepted accounting principles in the United States for the year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information, as of February 25, 2026, the amount and percentage of our outstanding shares of common stock beneficially owned by (i) each person known by us to own beneficially more than 5% of our outstanding common stock, (ii) each director, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise noted, the following table is based on 18,596,301 shares outstanding as of February 25, 2026.

	Common Stock
Name	Number of Shares	Percent of Class
J. Casey Crenshaw (1)	13,249,730	71.2%
Stacey B. Crenshaw (1)	13,249,730	71.2%
LNG Investment Company, LLC	12,580,808	67.7%
Chart Energy & Chemicals, Inc. (2)	1,470,807	7.9%
Andrew L. Puhala (3) (4)	129,101	*
Westervelt T. Ballard, Jr. (3), (5)	413,740	2.2%
Edward L. Kuntz (3)	62,172	*
Peter C. Mitchell (3)	25,000	*
Matthew W. Morris (3)	16,000	*
Benjamin J. Broussard (3)	3,000	*
All directors and officers as a group of (7) persons	13,485,011	72.2%

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

(3)	Unless otherwise noted, the address of the stockholders is c/o Stabilis Solutions, Inc. 11750 Katy Freeway, Suite 900, Houston, Texas 77079.
(4)	Includes stock options vested but unexercised.
(5)	Pursuant to a Schedule 13D/A filed January 20, 2026. Mr. Ballard is the former Chief Executive Officer of the Company.

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

At December 31, 2025, the number of shares of common stock available for issuance under the Amended and Restated Plan is 3,872,379 shares. In the event of certain changes in the Company’s common stock such as recapitalization, reclassification, stock split, combination or exchange of shares, stock dividends or the like, appropriate adjustment will be made in the number and kind of shares available for issuance under the Amended and Restated Plan as well as the purchase price, if any, per share.

The following table summarizes information about the outstanding equity plan as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (1)) (3)(a)
Equity compensation plans approved by security holders	331,931	$6.00	3,872,379
Equity compensation plans not approved by security holders	—	—	—
Total	331,931	$6.00	3,872,379

(1)	Includes shares of common stock issuable upon exercise of outstanding stock options.
(2)	The weighted average exercise price represents the exercise price for 331,931 unexercised stock options.
(3)

Consists of the shares available for future issuance under the Amended and Restated Plan for services by eligible employees, board members, independent contractors and consultants. See above "Equity Compensation Plan" in Item 12 and Note 12 of the Notes to Consolidated Financial Statements for further information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In the ordinary course of our business, we may enter into transactions with our directors, officers and 5% or greater stockholders.

Operating Lease Obligations and Other Purchases

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

From January 1, 2025 through September 30, 2025, the Company subleased office space from The Modern Group. The Company also purchases supplies and services from a subsidiary of The Modern Group. During the years ended December 31, 2025 and 2024, lease payments and purchases from The Modern Group totaled $0.2 million and $0.2 million, respectively. The Company had no sales to The Modern Group in 2025 or 2024. There was no receivable due from The Modern Group as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, amounts due to The Modern Group were immaterial, and are included in accounts payable on the Consolidated Balance Sheets.

Chart Energy & Chemicals, Inc. (“Chart E&C”) beneficially owns 7.9% of our outstanding common stock. The Company purchases services from Chart E&C. During the years ended December 31, 2025 and 2024, purchases from Chart E&C totaled $0.1 million and $0.6 million, respectively. As of December 31, 2025 and 2024, amounts due to Chart E&C were immaterial, and included in accounts payable on the Consolidated Balance Sheets.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us for professional services rendered by Ham, Langston & Brezina, L.L.P., our independent registered public accounting firm, during the periods presented:

	Year Ended December 31,
Types of Fees	2025	2024
Audit Fees (1)	$283,000	$262,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
Other Fees (4)	—	—
Total Fees	$283,000	$262,000

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

(2)

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported as audit fees. Ham, Langston & Brezina, L.L.P. rendered no such services for us in 2025 or 2024.

(3)

Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). Ham, Langston & Brezina, L.L.P. rendered no such services for us in 2025 or 2024.

(4)

All other fees consist of fees billed for products and services other than the services described in notes (1), (2) and (3) above. Ham, Langston & Brezina, L.L.P. rendered no such services for us in 2025 or 2024.

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

•

The Audit Committee considers whether the provision of the above services other than audit services is compatible with maintaining auditor independence; however, no such non-audit services were performed by Ham, Langston & Brezina, L.L.P. in 2025 or 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.11	First Amendment to Loan Agreement, made effective as of September 19, 2023, between Stabilis Solutions, Inc. and Ameristate Bank (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).

10.12	Loan Agreement, dated as of June 9, 2023, among Registrant, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and LNG Stabilis Port Allen, LLC and Cadence Bank (Incorporated by Reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed June 13, 2023).

10.13	Revolving Line of Credit Note, dated as of June 9, 2023, among Registrant, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and LNG Stabilis Port Allen, LLC and Cadence Bank (Incorporated by Reference to Exhibit 1.2 to Registrant's Current Report on Form 8-K filed June 13, 2023).

10.14	Security Agreement, dated as of June 9, 2023, among Registrant, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and LNG Stabilis Port Allen, LLC and Cadence Bank (Incorporated by Reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K filed June 13, 2023).

10.15	† Release and Consulting Agreement (Incorporated by Reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2025).

10.16	* Time Charter Agreement, dated December 12, 2025, by and between the Registrant with Seaspan Energy Ltd.

19.1	* Insider Trading Policy and Procedures

21.1	*Stabilis Solutions, Inc. Subsidiary List.

23.1	*Consent of Independent Registered Public Accounting Firm

31.1	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	*Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

97.1	* Stabilis Solutions, Inc. Incentive Compensation Recovery (Clawback) Policy.

101	*Interactive XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document).

104	*Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*    Filed herewith.

†    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 5, 2026

STABILIS SOLUTIONS, INC.

By:	/s/ J. Casey Crenshaw
J. Casey Crenshaw
Executive Chairman and Director Interim President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2026.

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