Form 10-Q
period 2026-03-31
Stabilis Solutions, Inc.
filed 2026-05-07
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 6, 2026, there were 18,596,301 outstanding shares of our common stock, par value $.001 per share.

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended March 31, 2026

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“this Report”) includes statements that constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks and uncertainties and other factors. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, pending legal and regulatory proceedings and claims, including environmental matters, future economic performance, operating income, cost savings, and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan” or similar expressions. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessary estimates reflecting the best judgment of senior management, not guarantees of future performance. Many of the factors that impact forward-looking statements are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements as described in Part I. “Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("the SEC") on March 5, 2026, as well as any additional risk factors identified and described in Part II. “Item 1A. Risk Factors” of this Report.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS. (Unaudited)

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$3,082	$7,459
Restricted cash and cash equivalents	10,636	—
Accounts receivable, net	3,978	3,130
Inventories, net	295	342
Prepaid expenses and other current assets	1,559	1,976
Total current assets	19,550	12,907
Property, plant and equipment:
Cost	130,567	125,613
Less accumulated depreciation	(74,448)	(72,666)
Property, plant and equipment, net	56,119	52,947
Goodwill	4,314	4,314
Investments in foreign joint ventures	12,628	11,946
Right-of-use assets and other noncurrent assets	22,549	996
Total assets	$115,160	$83,110
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,008	$4,750
Accrued liabilities	3,133	2,859
Current portion of long-term notes payable	1,643	1,931
Current portion of finance and operating lease obligations	11,189	417
Total current liabilities	20,973	9,957
Long-term notes payable, net of current portion and debt issuance costs	5,458	5,755
Deferred revenue, noncurrent	14,667	—
Long-term portion of operating lease obligations	11,056	726
Total liabilities	52,154	16,438
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 18,596,301 and 18,596,301 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	19	19
Additional paid-in capital	103,644	103,644
Accumulated other comprehensive income	420	10
Accumulated deficit	(41,077)	(37,001)
Total stockholders’ equity	63,006	66,672
Total liabilities and stockholders’ equity	$115,160	$83,110

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Revenues	$10,379	$17,338
Operating expenses:
Cost of revenues	10,012	12,788
Change in unrealized gain on natural gas derivatives	—	(84)
Selling, general and administrative expenses	2,796	4,933
Gain from disposal of fixed assets	—	(103)
Impairment	71	—
Depreciation expense	1,785	1,867
Total operating expenses	14,664	19,401
Loss from operations before equity income	(4,285)	(2,063)
Net equity income from foreign joint venture operations:
Income from equity investment in foreign joint venture	267	417
Foreign joint venture operating related expenses	(40)	(49)
Net equity income from foreign joint venture operations	227	368
Loss from operations	(4,058)	(1,695)
Other income (expense):
Interest income, net	25	21
Other income (expense), net	(37)	(12)
Total other income (expense)	(12)	9
Net loss before income tax expense (benefit)	(4,070)	(1,686)
Income tax expense (benefit)	6	(88)
Net loss	$(4,076)	$(1,598)

Net loss per common share:
Basic and diluted per common share	$(0.22)	$(0.09)
Weighted average number of common shares outstanding - Basic and diluted	18,596,301	18,591,374

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(4,076)	$(1,598)
Foreign currency translation adjustment, net of tax	410	71
Total comprehensive loss	$(3,666)	$(1,527)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2024	18,585,014	$19	$103,214	$(578)	$(35,647)	$67,008
Common stock issued from vesting of stock-based awards	13,589	—	—	—	—	—
Stock-based compensation	—	—	447	—	—	447
Employee tax payments from stock-based withholding	(2,302)	—	(17)	—	—	(17)
Net loss	—	—	—	—	(1,598)	(1,598)
Other comprehensive income, net of tax	—	—	—	71	—	71
Balance at March 31, 2025	18,596,301	$19	$103,644	$(507)	$(37,245)	$65,911

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income	Deficit	Total
Balance at December 31, 2025	18,596,301	$19	$103,644	$10	$(37,001)	$66,672
Net loss	—	—	—	—	(4,076)	(4,076)
Other comprehensive income, net of tax	—	—	—	410	—	410
Balance at March 31, 2026	18,596,301	$19	$103,644	$420	$(41,077)	$63,006

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,076)	$(1,598)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,785	1,867
Stock-based compensation expense	—	447
Provision for credit losses	—	7
Gain on disposal of assets	—	(103)
Income from equity investment in joint venture	(267)	(417)
Impairment	71	—
Amortization of debt issuance cost	27	20
Cash settlements from natural gas derivatives, net	—	163
Realized and unrealized gains on natural gas derivatives, net	—	(84)
Changes in operating assets and liabilities:
Accounts receivable	(848)	1,540
Prepaid expenses and other current assets	458	423
Accounts payable and accrued liabilities	398	(1,229)
Deferred revenue	15,000	—
Other	(131)	(11)
Net cash provided by operating activities	12,417	1,025
Cash flows from investing activities:
Acquisition of fixed assets	(5,268)	(487)
Proceeds from sale of fixed assets	—	211
Net cash used in investing activities	(5,268)	(276)
Cash flows from financing activities:
Payments on short- and long-term notes payable and finance leases	(805)	(671)
Payment of debt issuance costs	(84)	(42)
Employee tax payments from stock-based withholding	—	(17)
Net cash used in financing activities	(889)	(730)
Effect of exchange rate changes on cash	(1)	(3)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	6,259	16
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	7,459	8,987
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$13,718	$9,003

Cash, cash equivalents and restricted cash and cash equivalents, end of period, as presented on the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$3,082	$9,003
Restricted cash and cash equivalents	10,636	—
Total cash and cash equivalents	$13,718	$9,003

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

Basis of Presentation and Consolidation

The accompanying unaudited, interim condensed consolidated financial statements (“Condensed Consolidated Financial Statements”) include our accounts and those of our subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in the notes to consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. We believe that the presentation and disclosures within this report are adequate to prevent the information presented herein from being misleading. The Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring adjustments) for a fair presentation of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K, as filed on March 5, 2026. All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Condensed Consolidated Financial Statements, all dollar amounts in tabulations are in thousands, unless otherwise indicated.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Condensed Consolidated Balance Sheets. Our restricted cash relates to a $15.0 million advance payment, received from a customer, related to a customer project scheduled to commence during the first quarter of 2027 and continuing through the first quarter of 2029. The use of the advance payment is restricted to the purchase of equipment, securing LNG supply and commissioning expenses incurred by the Company specific to the customer project. The advance payment will offset a percentage of each future invoice over the term of the contract until fully offset at which time the credit will cease. The Company believes the advance payment constitutes deferred revenue, as presented on the Condensed Consolidated Balance Sheets as of March 31, 2026. See Note 6 - Deferred Revenue for additional information.

Other noncurrent assets

Other noncurrent assets consist of legal costs incurred to obtain customer contracts and legal costs associated with obtaining financing for the Company’s proposed Galveston LNG Liquefaction facility that have been capitalized and will be expensed over the term of the contract or financing term. During the three months ended March 31, 2026, the Company impaired contract costs of $0.1 million associated with a customer contract that was cancelled by the Company.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" which requires companies to disclose disaggregated information about certain costs and expenses in the notes to the financial statements. ASU 2024-03 is effective for companies for annual reporting periods beginning after December 15, 2026. The requirements can be applied either prospectively or retrospectively. Although early adoption is permitted, the Company intends to adopt the pronouncement when the pronouncement becomes effective on January 1, 2027. The Company does not expect the adoption of ASU 2024-03 to have a significant impact on its consolidated financial statements.

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

LNG Product revenues

LNG Product revenues represent the sale of LNG from both produced and purchased sources as well as the transportation performed to deliver the LNG to our customer location. LNG Product revenues are recognized upon delivery of the LNG to the customer, at which point the customer controls the product and the Company has an unconditional right to payment. The Company acts as a principal when using third-party transportation companies and therefore recognizes the gross revenue for the supply of LNG. The Company does not differentiate between the revenue from the sale of LNG production and purchased LNG as the criteria for revenue recognition are identical. Some of our contracts contain minimum take-or-pay amounts where a customer has agreed to source a minimum volume of LNG under the contract. Take or pay revenues are only recognized when the customer has failed to take the minimum contracted volumes upon completion of the time period specified within the contract, and the Company has the unconditional right to receive payment for the take or pay amount. Certain of our sales contracts contain provisions that may meet the criteria of a derivative in the event delivery is not made. These contracts are accounted for under the normal purchase normal sales exclusion under U.S. GAAP and are not measured at fair value each reporting period. Our LNG contracts are generally one to 24 months in duration.

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

Disaggregated revenues

The table below presents revenue disaggregated by source, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
Revenues:	2026	2025
LNG Product	$8,697	$13,946
Rental	857	1,550
Service	823	1,705
Other	2	137
Total revenues	$10,379	$17,338

The table below presents revenue disaggregated by geographic location, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
Revenues:	2026	2025
United States	$9,535	$16,523
Mexico	844	815
Total revenues	$10,379	$17,338

Variable and other Revenue Components

Certain of our contracts may include rental or services that may vary based on customer demand at stated rates within the contract and are satisfied as the work is authorized by the customer and performed by the Company. LNG product sales agreements may include both fixed and variable fees per gallon of LNG but are representative of the stand-alone selling price for LNG at the time the contract is negotiated. We have concluded that the variable LNG fees meet the exception for allocating variable consideration to specific parts of the contract. As such, the variable consideration for these contracts is allocated to each distinct gallon of LNG and recognized when that distinct gallon of LNG is delivered to the customer.

Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use and value-added taxes, are excluded from revenue.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets at  March 31, 2026 and  December 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid insurance	$631	$999
Prepaid supplier expenses	346	254
Other receivables	256	447
Deposits	89	99
Other	237	177
Total prepaid expenses and other current assets	$1,559	$1,976

4. PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at March 31, 2026 and  December 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Liquefaction plants and systems	$57,402	$57,341
Real property and buildings	2,082	2,082
Vehicles and tanker trailers and equipment	50,352	50,316
Computer and office equipment	1,020	897
Construction in progress	19,680	14,946
Leasehold improvements	31	31
Total	130,567	125,613
Less: accumulated depreciation	(74,448)	(72,666)
Net	$56,119	$52,947

Depreciation expense totaled $1.8 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively, all of which is included in the Condensed Consolidated Statements of Operations as a separate line item.

Construction in progress of $19.7 million and $14.9 million at March 31, 2026 and December 31, 2025, respectively primarily relate to the deployment and build-out of liquefaction assets and the purchase of additional liquefaction assets for the Company’s contract for power generation for a data center that begins in 2027 and the proposed Galveston LNG Liquefaction Facility.

5. ACCRUED LIABILITIES

The Company’s accrued liabilities at  March 31, 2026 and  December 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Compensation and benefits	$2,610	$2,573
Deferred revenue	333	1
Other taxes payable	57	—
Customer deposits and prepayments	127	127
Other accrued liabilities	6	158
Total accrued liabilities	$3,133	$2,859

6. DEFERRED REVENUE

The Company records deferred revenue if we receive consideration, prior to transferring the goods or services, required under the terms of the sales contract, to the customer.

Multi-year, On-site Power Generation for a Data Center

During the three months ended March 31, 2026, the Company received an advance payment of $15.0 million associated with a multi-year data center power generation contract. Under the contract, the Company will receive an additional $10.0 million in advance payments. LNG deliveries are expected to commence during the first quarter of 2027 and continue through the first quarter of 2029. The advance payments will offset a percentage of each future invoice over the term of the contract, or until fully offset, at which time credit will cease. The Company may utilize the advance payments for the purchase of equipment, securing LNG supply and commissioning expenses incurred by the Company specific to the customer project. The portion of the $15.0 million that has not been utilized related to the customer project has been classified as restricted cash and cash equivalents and the full amount of the advance payment has been presented as deferred revenue on the Company's Condensed Consolidated Balance Sheet at March 31, 2026.

The Company's deferred revenue at March 31, 2026 and December 31, 2025 was $15.0 million and $0.0 million, respectively with $14.7 million of deferred revenue classified as non-current at  March 31, 2026.

7. LEASES

Our leases primarily consist of operating leases for certain facilities and office spaces in Houston, Texas and Monterrey, Mexico, and financing leases for certain equipment.

Time Charter Agreement - Marine Bunkering Vessel

On December 12, 2025, the Company entered into a time charter agreement for a marine bunkering vessel, the Seaspan Garibaldi for a period of two years, commencing in 2026. The Company determined that the time charter agreement represents an operating lease with commencement beginning on the delivery date of the Garibaldi, which was March 1, 2026.  On March 1, the Company recorded a right-of-use asset and lease liability of $22.4 million and $21.8 million, respectively. At  March 31, 2026, the right-of-use asset and operating lease liability was $21.6 million and $21.4 million, respectively.

Operating lease assets also include any upfront lease payments made and exclude lease incentives and initial direct cost incurred. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company also leases marine bunkering and staging sites in Galveston, Texas, along with certain equipment on a short-term basis. Leases which are less than twelve months and have no cancellation penalties are not recorded on the Condensed Consolidated Balance Sheets. Our leases have remaining terms of 1 to 2.8 years and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

The following table summarizes our operating and finance lease assets and liabilities at  March 31, 2026 and  December 31, 2025 (in thousands):

		March 31,	December 31,
	Balance sheet line item classification	2026	2025
Assets
Operating lease assets	Right-of-use assets and other noncurrent assets	$22,399	$929
Finance lease assets	Property and equipment, net of accumulated depreciation	—	301
Total lease assets		$22,399	$1,230
Liabilities
Current
Operating lease obligation	Current portion of finance and operating lease obligations	$11,189	$197
Finance lease obligation	Current portion of finance and operating lease obligations	—	220
Noncurrent
Operating lease obligation	Long-term portion of operating lease obligations	11,056	726
Total lease liabilities		$22,245	$1,143

Lease expense that relates to the Company's operating leases that are on the Condensed Consolidated Balance Sheets, was approximately $1.6 million and $0.1 million for the three months ended March 31, 2026 and 2025 (in thousands), respectively. The following table summarizes the components of lease expense for the  three months ended March 31, 2026 and 2025 (in thousands):

		March 31,	March 31,
Lease Cost	Classification	2026	2025
Operating lease cost	Cost of revenues	$1,491	$—
Operating lease cost	Selling, general and administrative expenses	93	43
Finance lease cost:
Amortization of leased assets	Depreciation expense	9	9
Interest on lease liabilities	Interest expense	—	7
Net lease cost		$1,593	$59

Future Minimum Lease Payments

The following schedule presents the future minimum lease payments that relate to our operating lease obligations on the Company's Condensed Consolidated Balance Sheets at March 31, 2026 (in thousands):

Operating Leases
2026	$9,612
2027	12,227
2028	2,303
2029 and Thereafter	8
Total lease payments	24,150
Less: Interest	(1,905)
Present value of lease liabilities	$22,245

Lease term and discount rates for our operating and finance lease obligations are as follows:

	March 31,	March 31,
Lease Term and Discount Rate	2026	2025
Weighted-average remaining lease term (years)
Operating leases	1.9	3.4
Finance leases	—	0.6
Weighted-average discount rate
Operating leases	8.0%	8.5%
Finance leases	—%	8.5%

The following table summarizes the supplemental cash flow information related to leases for the  three months ended March 31, 2026 and 2025 (in thousands):

	March 31,	March 31,
Other information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$436	$36
Financing cash flows from finance leases	210	25
Interest paid	—	6

8. DEBT

During the three months ended March 31, 2026, there were no material changes to the Company’s debt other than scheduled repayments. During the three months ended  March 31, 2026 and 2025, interest expense was $0.1 million and $0.1 million, respectively, and the Company capitalized interest of $0.1 million and $0.1 million, respectively.

Secured Term Note

On April 8, 2021, the Company entered into a loan agreement (the “AmeriState Loan Agreement”) with AmeriState Bank (“Lender”) to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “AmeriState Loan”). The AmeriState Loan Agreement is secured by specific equipment owned by the Company. On September 19, 2023, the AmeriState Loan Agreement was amended (the "First Amendment") for the purpose of substituting certain items of collateral under the AmeriState Loan Agreement. The AmeriState Loan is a term loan facility, matures on April 8, 2031 and bears interest at 5.75% per annum through April 8, 2026, and the U.S. prime lending rate plus 2.5% per annum thereafter. The AmeriState Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the AmeriState Loan. As of March 31, 2026, $6.9 million remained outstanding with $1.0 million in remaining availability for future draws.

The AmeriState Loan Agreement requires the Company to meet certain financial covenants which include a debt-to-net-worth ratio of not more than 9.1 to 1.0 and a debt service coverage ratio of not less than 1.2 to 1.0. During the three months ended March 31, 2026, the Company amended its AmeriState Loan Agreement to clarify that compliance with its financial covenants is measured and calculated only on an annual basis at December 31, of each year.

Upon an Event of Default (as defined in the AmeriState Loan Agreement), the Lender may (i) terminate its commitment, (ii) declare the outstanding principal amount of the Advancing Notes (as defined in the AmeriState Loan Agreement) due and payable, or (iii) exercise all rights and remedies available to Lender under the AmeriState Loan Agreement.

9. RELATED PARTY TRANSACTIONS

Casey Crenshaw (our Executive Chairman of the Board and interim President and Chief Executive Officer) is the beneficial owner of 50% of The Modern Group and is deemed to jointly control The Modern Group with family members. From time to time, the Company purchases supplies and services from subsidiaries of The Modern Group.

For the three months ended  March 31, 2026 and 2025, the Company's purchases and lease payments with The Modern Group were immaterial. The Company had no sales to The Modern Group during the three months ended March 31, 2026 and 2025. As of  March 31, 2026 and December 31, 2025, the Company had no accounts receivable due from The Modern Group and no accounts payable due to The Modern Group.

Chart Energy and Chemicals, Inc. ("Chart E&C") beneficially owns 7.9% of our outstanding common stock at March 31, 2026. For the three months ended  March 31, 2026 and 2025, the Company had total purchases from Chart E&C of $0.0 million and $0.1 million, respectively. The Company had no sales to Chart E&C during the three months ended March 31, 2026 and 2025. The Company had no accounts receivable due from Chart E&C at March 31, 2026 and December 31, 2025. The Company had no accounts payable due to Chart E&C at March 31, 2026 and an immaterial amount of accounts payable due to Chart E&C at  December 31, 2025.

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

11. SUPPLEMENTAL CASH FLOW INFORMATION

The Company's supplemental disclosure of cash flow information for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended
	March 31,
Supplemental Disclosure of Cash Flow Information:	2026	2025
Interest paid	$128	$144
Income taxes paid (received)	(44)	—
Significant non-cash investing and financing activities:
Acquisition of fixed assets included within accounts payable and accrued expenses	$521	$—
ROU assets acquired under operating leases	21,758	425

12. SUBSEQUENT EVENTS

The Company received $1.0 million of debt proceeds on April 7, 2026 under its AmeriState Loan Agreement. See additional discussion of the Company’s AmeriState Loan Agreement in Note 8 - Debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q (“this Report”) and the consolidated financial statements included in the 2025 Annual Report on Form 10-K filed on March 5, 2026 with the U.S. Securities and Exchange Commission (the “SEC”). Historical results and percentage relationships set forth in the Condensed Consolidated Statements of Operations and Cash Flows, including trends that might appear, are not necessarily indicative of future operations or cash flows.

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

LNG Production and Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers,” which convert natural gas into LNG through a purification and multiple stage cooling process. We currently own and operate a liquefier that can produce up to 100,000 LNG gallons per day in George West, Texas and a liquefier that can produce up to 30,000 LNG gallons per day in Port Allen, Louisiana. The Company continues to seek expansion of its own liquefaction capacity as described in "Expanding Markets and Expansion Efforts" below. We also purchase LNG from third-party production sources which allows us to support customers in markets where we do not own liquefiers. We make the determination of LNG supply sources based on the cost of LNG, the transportation cost to deliver to regional customer locations, and the reliability of the supply source. Revenues earned from the production and sales of LNG are included within LNG Product revenue.

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

Cryogenic Equipment Rental—Stabilis operates a fleet of mobile LNG storage and vaporization assets, including: transportation trailers, ISO containers, electric and gas-fired vaporizers, ambient vaporizers, storage tanks, and mobile vehicle fuelers. We also own several stationary storage and regasification assets. We believe this is one of the largest fleets of small-scale LNG equipment in North America. Our fleet consists primarily of trailer-mounted mobile assets, making delivery to and between customer locations more efficient. We deploy these assets on job sites to provide our customers with the equipment required to transport, store, and consume LNG in their operations. Revenues earned from cryogenic equipment rental are included within Rental revenue.

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

Expanding Markets and Strategic Expansion Efforts

Multi-year On-site Power Generation for a Data Center

In February 2026, the Company executed a multi-year take-or-pay contract to supply LNG for behind-the-meter power generation for a world-leading provider of remote and temporary power generation at a data center. LNG deliveries are expected to commence during the first quarter of 2027 and continue through the first quarter of 2029. Total revenue under the initial multi-year term of the contract is estimated to be approximately $200 million. This contract represents the Company’s first contract in support of data center behind-the-meter power generation, consistent with the Company's strategic focus on growing, high-value vertical markets. The Company will receive $25.0 million in advance payments from the customer; of which, $15.0 million has been received to date. Advance payments will offset a percentage of each future invoice over the term of the contract, until fully offset, at which time the credit will cease. The Company may utilize the advance payments for the purchase of equipment, securing LNG supply and commissioning expenses incurred by the Company specific to the customer project. The portion of the $15.0 million that has not been utilized related to the customer project has been classified as restricted cash and cash equivalents. The full amount of the advance payment has been presented as deferred revenue on the Company's Condensed Consolidated Balance Sheet at March 31, 2026. See additional discussion in Note 1 and Note 6 of the Company’s Condensed Consolidated Financial Statements.

Proposed Galveston LNG Liquefaction Facility and Jones Act-compliant LNG Bunkering Vessel

In 2025, the Company announced development of a proposed new 350,000 gallon-per-day, waterfront LNG liquefaction facility in Galveston, Texas. The Company has entered into a ten-year LNG supply bunkering agreement, commencing in 2027, with a global marine cruise vessel operator to supply LNG for approximately 16% of the proposed project's planned capacity and to anchor development of the proposed facility. The Company continues to advance development of the facility and is engaged in discussions with multiple potential customers to secure the remaining offtake and to advance the project toward an expected Final Investment Decision ("FID") later in 2026. The total capital required for the project is estimated at $350 million to $400 million. The proposed Galveston LNG liquefaction facility is expected to be strategically located to support and expand the Company's marine bunkering services to additional marine markets. With the construction of the facility, the Company plans to commission a dedicated Jones Act-compliant LNG bunkering vessel to serve the Port of Galveston, Port of Houston and surrounding Gulf Coast markets. This vessel would transport LNG from the facility directly to customer vessels. Together, the proposed new LNG facility and new bunkering vessel are expected to create a fully integrated, last-mile LNG delivery solution for customers.

Leased Bunkering Vessel

The Company entered into a time charter agreement for the lease of a liquefied natural gas bunkering vessel, the Seaspan Garibaldi (the "Garibaldi"), for a period of two years. The time charter is classified as an operating lease and includes an option to lease the vessel for an additional year. The Company is pursuing plans to maximize utilization of the Garibaldi including subchartering the vessel.

U.S. Department of Energy ("DOE") Approval to Export LNG

In the third quarter of 2022, Stabilis received authorization from the DOE to export domestically produced LNG to all free trade ("FTA") and non-free trade ("non-FTA") countries, for up to 51.75 billion cubic feet per year (or approximately 1.0 MTPA) of natural gas equivalent. The authorization is for shipments of LNG and is for a term of 28 years with a remaining term of approximately 25 years under this authorization. In the third quarter of 2024, the Company met the initial time requirement to initiate exports to non-FTA countries. As of March 31, 2026, we have delivered LNG to Europe under this authorization. For exports to FTA countries, the Company has five years from the date it received the authorization with which to initiate exportation of LNG.

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

Geopolitical events in the Middle East with the U.S. and Iran conflict

Recent geopolitical developments in the Middle East, including the U.S. conflict with Iran, may contribute to an increase in energy related costs and related market uncertainties. The Company's customer pricing structure for natural gas is primarily based off a monthly index and may absorb most, if not all, of potential volatilities associated with the price of natural gas; however, there can be no assurance that the Company will not be adversely impacted by resulting energy cost and market uncertainties resulting from the Iran conflict. The Company continues to monitor the developments.

Results of Operations

Stabilis supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

During the fourth quarter of 2025, two multi-year customer contracts concluded in accordance with their terms. The completed contracts were for temporary remote power in Louisiana, and the Company’s truck-to-vessel LNG marine bunkering services in Galveston, Texas. The two contracts accounted for approximately 19% and 32% of 2025 revenues, respectively. As a result, the first quarter of 2026 results were lower for the period. The comparative tables below reflect our consolidated operating results for the three months ended March 31, 2026 (the “Current Quarter”) as compared to the three months ended March 31, 2025 (the “Prior Year Quarter”) (unaudited, amounts in thousands, except for percentages).

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change
Revenues:
LNG Product	$8,697	$13,946	$(5,249)	(37.6)
Increase / (decrease) in gallons delivered	(5,275)			n/a
Rental	857	1,550	(693)	(44.7)
Service	823	1,705	(882)	(51.7)
Other	2	137	(135)	(98.5)
Total revenues	10,379	17,338	(6,959)	(40.1)
Operating expenses:
Cost of revenues	10,012	12,788	(2,776)	(21.7)
Change in unrealized gain on natural gas derivatives	—	(84)	84	n/a
Selling, general and administrative expenses	2,796	4,933	(2,137)	(43.3)
Gain from disposal of fixed assets	—	(103)	103	n/a
Impairment	71	—	71	n/a
Depreciation expense	1,785	1,867	(82)	(4.4)
Total operating expenses	14,664	19,401	(4,737)	(24.4)
Foreign joint venture operating related expenses	(4,285)	(2,063)	(2,222)	107.7
Net equity income from foreign joint venture operations	227	368	(141)	(38.3)
Loss from operations	(4,058)	(1,695)	(2,363)	139.4
Other income (expense):
Interest income, net	25	21	4	19.0
Other income (expense), net	(37)	(12)	(25)	208.3
Total other income (expense)	(12)	9	(21)	n/a
Net loss before income tax expense (benefit)	(4,070)	(1,686)	(2,384)	141.4
Income tax expense (benefit)	6	(88)	94	n/a
Net loss	$(4,076)	$(1,598)	$(2,478)	155.1

Revenue

During the Current Quarter, revenues decreased $7.0 million, or 40%, compared to the Prior Year Quarter. The change in revenue primarily related to:

●	Decreased gallons of LNG delivered in the Current Quarter due to the conclusion of two contracts, compared to the Prior Year Quarter resulting in a decrease in revenues of $5.7 million; and

●	Decreased rental, service and other revenues in the Current Quarter compared to the Prior Year Quarter, resulting in decreased revenues of $1.7 million.

These decreases were partially offset by increased revenues of $0.4 million related to:

●	Increased average natural gas prices in the Current Quarter compared to the Prior Year Quarter resulting in an increase in revenues of $0.3 million; and

●	Higher average pricing from a favorable customer mix in the Current Quarter compared to the Prior Year Quarter.

Operating Expenses

Cost of revenues. Cost of revenues decreased $2.8 million, or 22%, compared to the Prior Year Quarter. As a percentage of revenue, these costs were 96% and 74% in the Current Quarter and the Prior Year Quarter, respectively. The change in cost of revenues was primarily attributable to:

●	Decreased gallons of LNG delivered in the Current Quarter compared to the Prior Year Quarter resulting in a decrease in cost of revenues of $4.0 million

The decrease was partially offset by increased cost of revenues of $1.2 million related to:

●	Increased rental, service and other costs in the Current Quarter compared to the Prior Year Quarter resulting from the Company's time charter of a marine bunkering vessel in the Current Quarter; and

●	Increase in net transportation and liquefaction costs in the Current Quarter compared to the Prior Year Quarter resulting in increased cost of revenues of $0.4 million.

Change in unrealized loss on natural gas derivatives. In the Prior Year Quarter, the Company had an unrealized gain of $0.1 million on change in unrealized gain on natural gas derivatives. The Company had no unrealized gain or loss in the Current Quarter, and did not hold any natural gas derivatives during the Current Quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $2.1 million in the Current Quarter compared to the Prior Year Quarter. Mr. Ballard's severance related expenses accounted for $2.1 million in the Prior Year Quarter as well as higher compensation expense in the Prior Year Quarter related to incentive compensations and bonus.

Depreciation. Depreciation expense decreased $0.1 million during the Current Quarter as compared to the Prior Year Quarter primarily due to assets reaching the end of their depreciable lives.

Gain on disposal of assets. The Company recognized a gain on disposal of assets of $0.1 million in the Prior Year Quarter related to the sale of certain assets in which proceeds of $0.1 million were received. The Company did not have a gain or loss in the Current Year Quarter.

Impairment. The Company recognized impairment charges of $0.1 million in the Current Quarter related to contract costs from a cancelled contract.

Net equity income from foreign joint venture operations. Equity income from the Company's foreign joint venture decreased by $0.1 million in the Current Quarter compared to the Prior Year Quarter due to decreased net profits by the joint venture.

Interest income. Interest income, net was $25 thousand in the Current Quarter compared to $21 thousand in the Prior Year Quarter. In both periods, interest income, net related to interest earned on the Company's cash balances during the quarter.

Other income (expense). Other expense was $37 thousand during the Current Quarter compared to other income of $12 thousand in the Prior Year Quarter related to, in both periods, transactional foreign exchange gains (losses).

Income tax expense (benefit). The Company incurred state and foreign income tax expense of $6 thousand during the Current Quarter compared to income tax benefit of $0.1 million during the Prior Year Quarter. Income tax expense (benefit) for the Current Quarter and Prior Year Quarter primarily related to state income taxes. No U.S. federal income taxes were recorded for the Current Quarter or Prior Year Quarter as any net U.S. deferred tax assets generated from operating losses or used from operating income were offset by a change in the Company's valuation allowance on net deferred tax assets.

Liquidity and Capital Resources

The Company's principal sources of liquidity in the Current Quarter consisted of cash provided by our operations, cash on hand, and customer advance payments. The Company used its liquidity to invest in fixed assets to support growth, as well as to pay interest and principal amounts outstanding under our debt agreements.

As of March 31, 2026, we had $3.1 million in cash and cash equivalents on hand and $10.6 million in restricted cash, $29.3 million in outstanding debt (net of debt issuance costs) and operating lease obligations (of which $12.8 million is due in the next twelve months). The Company has availability under its debt agreements $3.5 million. The Company had no draw downs on its Revolving Credit Facility or its Secured Term Loan Facility during the three months ended March 31, 2026.

The Company is subject to substantial business risks and uncertainties inherent in the LNG industry and there is no assurance that the Company will be able to generate sufficient cash flows in the future to sustain itself or to support future growth. Management believes the business will generate sufficient cash flows from its operations along with availability under the Company's debt agreements to fund its ongoing business for the next twelve months. While we believe we have sufficient liquidity and capital resources to fund our ongoing operations and repay our debt, we will require additional capital to fund business expansion. Our current expansion efforts include the construction of the proposed Galveston LNG liquefaction facility and commencement of operations to service our multi-year data center power generation contract beginning in 2027 which will require engineering expenditures, additional equipment, rolling stock, commissioning and near-term working capital as the Company commissions operations.

As of March 31, 2026, the Company was in compliance with all financial covenants under its debt agreements. The Company’s efforts to expand its business include anticipated significant capital expenditures, the successful deployment of a marine bunkering vessel with a time charter, and a successful financing transaction associated with the proposed Galveston LNG liquefaction facility, all of which are yet to occur. The Company believes it is probable that it will continue to maintain compliance with its covenants, however, in the event the Company is unable to maintain minimum profitability in accordance with its forecast and historical trends, it is reasonably possible that the Company could fail to maintain compliance with its consolidated debt service ratio which, if not cured or waived, would give AmeriState Bank the right to accelerate repayment of outstanding borrowings under the AmeriState Secured Term Loan Facility, which totaled $6.9 million as of March 31, 2026. Such acceleration could adversely affect our liquidity, our ability to continue expansion efforts and continue normal operations.

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

Cash Flows

Cash flows provided by (used in) our operating, investing and financing activities are summarized below (unaudited, in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$12,417	$1,025
Investing activities	(5,268)	(276)
Financing activities	(889)	(730)
Effect of exchange rate changes on cash	(1)	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	6,259	16
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	7,459	8,987
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$13,718	$9,003

Operating Activities

Net cash provided by operating activities totaled $12.4 million for the three months ended March 31, 2026 compared to $1.0 million for the same period in 2025. The increase in net cash provided by operating activities of $11.4 million as compared to the Prior Year Quarter was attributable to a $15.0 million advance payment received on the multi-year data center power generation contract to begin in the first quarter of 2027. The prepayment represents deferred revenue and is classified in restricted cash. The $15.0 million cash prepayment was partially offset by the higher net loss for the three months ended March 31, 2026 compared to the same period in 2025.

Investing Activities

Net cash used in investing activities totaled $5.3 million for the three months ended March 31, 2026 compared to $0.3 million for the three months ended March 31, 2025. The increase in net cash used in investing activities in the Current Quarter of $5.0 million was primarily due to cash paid for capital expenditures to support growth.

Financing Activities

Net cash used in financing activities totaled $0.9 million for the three months ended March 31, 2026, compared to $0.7 million for the three months ended March 31, 2025. The increase in cash used in financing activities in the Current Quarter compared to the Prior Year Quarter is due to additional debt payments on the AmeriState Loan, payment of a lease purchase option related to asset finance leases, and payment of additional debt issuance cost.

Future Cash Requirements

We require cash to fund our operating expenses and working capital requirements, including costs associated with gas purchases, capital expenditures, debt repayments, equipment purchases, maintenance of LNG production facilities, mergers and acquisitions (if any), pursuing market expansion, supporting sales and marketing activities and other general corporate purposes. We believe we have sufficient liquidity and capital resources to fund our operations and repay our debt.

Our current expansion efforts include the construction of the proposed new Galveston LNG liquefaction facility and Jones Act-compliant marine bunkering vessel and the commencement of operations for the multi-year data center power generation contract beginning in 2027 (discussed below). We may elect to pursue additional financing activities such as refinancing existing debt, obtaining new debt, or debt or equity offerings to provide flexibility with our cash management. Certain of these alternatives may require the consent of current lenders or stockholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all.

Capital expenditures for the three months ended March 31, 2026 were $5.3 million and primarily related to the preliminary work and ordering long lead time items, related to the Company's proposed new Galveston LNG liquefaction facility and Jones Act-compliant marine bunkering vessel, and its multi-year data center power generation contract. Capital expenditures also related to refurbishments and upgrades to existing assets and rolling stock. Other future capital expenditures will be dependent upon business needs, value-adding investment opportunities, as well as the availability of additional capital at favorable terms which is difficult to predict. At March 31, 2026, the Company had open purchase orders and commitments related to capital expenditures of approximately $3.7 million and the Company continues to advance the proposed new Galveston LNG liquefaction facility and Jones Act-compliant marine bunkering vessel, and scale for its multi-year data center power generation contract. See additional discussion regarding the Company's potential expansion efforts below.

Expansion Efforts

Multi-year, On-site Power Generation for a Data Center

In February 2026, the Company executed a multi-year take-or-pay data center power generation contract. LNG deliveries are expected to commence during the first quarter of 2027 and continue through the first quarter of 2029. The supply agreement will require investment of approximately $25.0 million in capital additions and working capital needed to secure LNG supply and fund the commissioning of the project. The Company received an advance payment of $15.0 million during February 2026, and expects an additional $10.0 million during the next six months.

Proposed New Galveston LNG Liquefaction Facility and Jones Act-compliant Bunkering Vessel

The Company continues to advance its proposed Galveston liquefaction facility along with a Jones Act-compliant LNG bunkering vessel toward an expected FID later in 2026. The Company has secured customer commitments for approximately 16% of the project’s proposed 350,000 gallons-per-day capacity and remains engaged in discussions with multiple potential customers to secure the remaining offtake. Total investment in the Company’s proposed Galveston liquefaction facility is estimated at $350 million to $400 million. The financing and structure of the proposed Galveston liquefaction facility is anticipated to be in the form of a separate entity with a combination of third-party equity and debt that would be nonrecourse to the Company. The Company does not intend to commit to the use of significant additional funds related to the proposed Galveston LNG liquefaction facility without first securing the financing. There is no guarantee that additional financing will be available or available at terms that would be beneficial to the Company.

 Leased Bunkering Vessel

The Company entered into a time charter agreement for the lease of a liquefied natural gas bunkering vessel, the Seaspan Garibaldi, for a period of two years commencing in 2026. The time charter is classified as an operating lease and includes an option to lease the vessel for an additional year. The Company is pursuing plans to maximize utilization of the Garibaldi including subchartering the vessel.

Shelf Registration Statement

The Company filed a registration statement on Form S-3 (the "Shelf Registration"), which was declared effective on March 26, 2026. The Shelf Registration is for a period of three years, expiring on March 25, 2029, and permits the Company to issue up to $100.0 million (subject the limitations described below) in either common stock, preferred stock, warrants or a combination of the above. On April 17, the Company filed a prospectus supplement to the Shelf Registration pursuant to which the Company may offer and sell shares of common stock directly to the public “at the market” (the "ATM") as permitted in Rule 415 under the Securities Act pursuant to an Equity Distribution Agreement entered into between the Company and Johnson Rice & Company L.L.C., as sales agent. The Company is subject to General Instruction I.B.6. of Form S-3 that limits the amount of securities that the Company may sell under the Shelf Registration to no more than one-third of the Company’s public float (currently $10.2 million) in any twelve-month period. The Company has made no issuances under the Shelf Registration and related ATM at March 31, 2026.

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no transactions that met the definition of off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial position, operating results, liquidity, cash requirements or capital resources.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.  There have been no significant changes in the Company's “Critical Accounting Policies and Estimates” during the three months ended March 31, 2026 from those disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 5, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” the Company is not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2026.

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

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 5, 2026 (“Form 10-K”), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. During the three months ended March 31, 2026, there have been no material changes in our risk factors disclosed in our 2025 Form 10-K; except for the addition of the following risk factors.

Geopolitical events in the Middle East with the U.S. and Iran conflict could have some adverse impact on our business and results of operations

Recent geopolitical developments in the Middle East, including the U.S. conflict with Iran, may contribute to an increase in energy related costs and related market uncertainties. The Company's pricing structure related to LNG product revenues may absorb most, if not all, of potential volatilities associated with the price of natural gas. However, failure to absorb the full impact of any price increases could adversely impact the Company's business and results of operations. The Company continues to monitor the risk associated with the Middle East conflicts.

Failure to secure additional off-take from the proposed Galveston LNG liquefaction facility, could adversely affect the Company's ability to secure financing for the project

Financing for the proposed new Galveston LNG liquefaction facility may be based on having firm contractual LNG off-take from the facility prior to closing on the financing. Failure to obtain additional contractual off-take could prevent the Company from being able to finance the project, adversely impacting potential profits, results of operations, cash flows and financial condition.

ITEM 5. OTHER INFORMATION.

None of the Company's officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to Registrant's Annual Report on Form 10-K filed February 25, 2025)

10.1	*First Amending Agreement (dated February 6, 2026) to Time Charter Agreement, dated December 12, 2025, by and between the Registrant with Seaspan Energy Ltd.

10.2	*Second Amending Agreement (dated March 19, 2026) to Time Charter Agreement, dated December 12, 2025, by and between the Registrant with Seaspan Energy Ltd.

10.3	*Third Amending Agreement (dated March 24, 2026) to Time Charter Agreement, dated December 12, 2025, by and between the Registrant with Seaspan Energy Ltd.

31.1	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	*Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101.INS	*Interactive XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)

101.SCH	*Inline XBRL Taxonomy Extension Schema Document

101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document

104	* Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2026

STABILIS SOLUTIONS, INC.

By:	/s/ J. Casey Crenshaw
J. Casey Crenshaw
Interim President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)