Form 10-Q
period 2026-06-30
Stabilis Solutions, Inc.
filed 2026-08-12
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 7, 2026, there were 18,596,301 outstanding shares of our common stock, par value $.001 per share.

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended June 30, 2026

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS. (Unaudited)

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$4,535	$7,459
Restricted cash and cash equivalents	14,317	—
Accounts receivable, net	3,360	3,130
Inventories, net	360	342
Prepaid expenses and other current assets	1,344	1,976
Total current assets	23,916	12,907
Property, plant and equipment:
Cost	133,751	125,613
Less accumulated depreciation	(75,270)	(72,666)
Property, plant and equipment, net	58,481	52,947
Goodwill	4,314	4,314
Investments in foreign joint ventures	11,528	11,946
Right-of-use assets and other noncurrent assets	1,113	996
Total assets	$99,352	$83,110
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,081	$4,750
Accrued liabilities	3,611	2,858
Current portion of long-term notes payable	1,418	1,931
Deferred revenue, current	680	1
Current portion of finance and operating lease obligations	221	417
Total current liabilities	15,011	9,957
Long-term notes payable, net of current portion and debt issuance costs	6,064	5,755
Deferred revenue, noncurrent	19,320	—
Long-term portion of operating lease obligations	521	726
Total liabilities	40,916	16,438
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 18,596,301 and 18,596,301 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	19	19
Additional paid-in capital	103,644	103,644
Accumulated other comprehensive income	487	10
Accumulated deficit	(45,714)	(37,001)
Total stockholders’ equity	58,436	66,672
Total liabilities and stockholders’ equity	$99,352	$83,110

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Revenues	$11,916	$17,309	$22,295	$34,647
Operating expenses:
Cost of revenues	9,569	12,724	18,090	25,512
Time charter expense	2,851	—	4,342	—
Change in unrealized (gain) loss on natural gas derivatives	—	60	—	(24)
Selling, general and administrative expenses	2,501	3,131	5,297	8,064
Gain from disposal of fixed assets	—	—	—	(103)
Impairment	—	—	71	—
Depreciation expense	1,777	1,860	3,562	3,727
Total operating expenses	16,698	17,775	31,362	37,176
Loss from operations before equity income	(4,782)	(466)	(9,067)	(2,529)
Net equity income from foreign joint venture operations:
Income from equity investment in foreign joint venture	258	120	525	537
Foreign joint venture operating related expenses	(43)	(70)	(83)	(119)
Net equity income from foreign joint venture operations	215	50	442	418
Loss from operations	(4,567)	(416)	(8,625)	(2,111)
Other income (expense):
Interest income, net	116	24	141	45
Other expense, net	(37)	(24)	(74)	(36)
Total other income (expense)	79	—	67	9
Net loss before income tax expense	(4,488)	(416)	(8,558)	(2,102)
Income tax expense	149	197	155	109
Net loss	$(4,637)	$(613)	$(8,713)	$(2,211)

Net loss per common share:
Basic and diluted per common share	$(0.25)	$(0.03)	$(0.47)	$(0.12)
Weighted average number of common shares outstanding - Basic and diluted	18,596,301	18,596,301	18,596,301	18,593,851

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(4,637)	$(613)	$(8,713)	$(2,211)
Foreign currency translation adjustment, net of tax	67	184	477	255
Total comprehensive loss	$(4,570)	$(429)	$(8,236)	$(1,956)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2024	18,585,014	$19	$103,214	$(578)	$(35,647)	$67,008
Common stock issued from vesting of stock-based awards	13,589	—	—	—	—	—
Stock-based compensation	—	—	447	—	—	447
Employee tax payments from stock-based withholding	(2,302)	—	(17)	—	—	(17)
Net loss	—	—	—	—	(1,598)	(1,598)
Other comprehensive income, net of tax	—	—	—	71	—	71
Balance at March 31, 2025	18,596,301	19	103,644	(507)	(37,245)	65,911
Net loss	—	—	—	—	(613)	(613)
Other comprehensive income, net of tax	—	—	—	184	—	184
Balance at June 30, 2025	18,596,301	19	103,644	(323)	(37,858)	65,482

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income	Deficit	Total
Balance at December 31, 2025	18,596,301	$19	$103,644	$10	$(37,001)	$66,672
Net loss	—	—	—	—	(4,076)	(4,076)
Other comprehensive income, net of tax	—	—	—	410	—	410
Balance at March 31, 2026	18,596,301	19	103,644	420	(41,077)	63,006
Net loss	—	—	—	—	(4,637)	(4,637)
Other comprehensive income, net of tax	—	—	—	67	—	67
Balance at June 30, 2026	18,596,301	19	103,644	487	(45,714)	58,436

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,713)	$(2,211)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,562	3,727
Stock-based compensation expense	—	447
Provision for credit losses	—	113
Gain on disposal of assets	—	(103)
Income from equity investment in joint venture	(525)	(537)
Distributions from equity investment in joint venture	1,406	1,637
Impairment	71	—
Non-cash time charter cancellation	572	—
Amortization of debt issuance cost	54	48
Cash settlements from natural gas derivatives, net	—	239
Realized and unrealized (gains) losses on natural gas derivatives, net	—	141
Changes in operating assets and liabilities:
Accounts receivable	(230)	1,745
Prepaid expenses and other current assets	673	636
Accounts payable and accrued liabilities	3,208	(331)
Deferred revenue	20,000	—
Other	(592)	(11)
Net cash provided by operating activities	19,486	5,540
Cash flows from investing activities:
Acquisitions of fixed assets and other noncurrent assets	(7,561)	(1,122)
Proceeds from sale of fixed assets	—	211
Net cash used in investing activities	(7,561)	(911)
Cash flows from financing activities:
Proceeds received from borrowings on notes payable	1,000	—
Payments on short- and long-term notes payable and finance leases	(1,435)	(1,351)
Payment of debt issuance costs	(99)	(42)
Employee tax payments from stock-based withholding	—	(17)
Net cash used in financing activities	(534)	(1,410)
Effect of exchange rate changes on cash	2	14
Net increase in cash, cash equivalents and restricted cash and cash equivalents	11,393	3,233
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	7,459	8,987
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$18,852	$12,220

Cash, cash equivalents and restricted cash and cash equivalents, end of period, as presented on the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$4,535	$12,220
Restricted cash and cash equivalents	14,317	—
Total cash and cash equivalents	$18,852	$12,220

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

Basis of Presentation and Consolidation

The accompanying unaudited, interim condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) include our accounts and those of our subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in the notes to consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. We believe that the presentation and disclosures within this report are adequate to prevent the information presented herein from being misleading. The Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring adjustments) for a fair presentation of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K, as filed on March 5, 2026. All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Condensed Consolidated Financial Statements, all dollar amounts in tabulations are in thousands, unless otherwise indicated.

Reclassification

Beginning in the second quarter of 2026, the Company presents time charter expense as a separate line item on its Condensed Consolidated Statements of Operations. The Company previously entered into a time charter agreement (the "time charter") for a marine bunkering vessel (“the Garibaldi”) commencing March 1, 2026. During the three months ended March 31, 2026, the Company reported $1.5 million of time charter expense related to the Garibaldi within cost of revenues as the Company expected to earn future revenues from the Garibaldi. On June 24, 2026, the time charter was terminated. See additional discussion in Note 7 – Leases. The Garibaldi was never placed into operation and never generated any revenues for the Company. The Company does not expect future costs for the Garibaldi. Accordingly, the Company no longer presents time charter expense within cost of revenues and instead presents this cost as a separate line item on its Condensed Consolidated Statement of Operations beginning in the second Quarter 2026. The Company has reclassified the $1.5 million of time charter expense previously reported within cost of revenues for the three months ended March 31, 2026 to conform to current presentation for the six months ended June 30, 2026. The reclassification had no effect on total costs and expenses, operating loss, net loss, financial condition, or net cash flows from operating, investing, or financing activities for any period presented.

Use of Estimates in the Preparation of the Consolidated Financial Statements.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Condensed Consolidated Balance Sheets. Our restricted cash relates to $20.0 million of advance payments, received from a customer, related to a customer project scheduled to commence during the first quarter of 2027 and continuing through the first quarter of 2029. The use of the advance payments is restricted to the purchase of equipment, securing LNG supply and commissioning expenses incurred by the Company specific to the customer project. The advance payments will offset a percentage of each future invoice over the term of the contract until fully offset at which time the credit will cease. The Company believes the advance payments constitute deferred revenue, as presented on the Condensed Consolidated Balance Sheets as of June 30, 2026. See Note 6 - Deferred Revenue for additional information.

Other noncurrent assets

Other noncurrent assets consist of legal costs incurred to obtain customer contracts and legal costs associated with obtaining financing for the Company’s proposed Galveston LNG liquefaction facility that have been capitalized and will be expensed over the term of the contract or financing term. During the first quarter, the Company impaired contract costs of $0.1 million associated with a customer contract that was cancelled by the Company.

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

Disaggregated Revenues

The table below presents revenue disaggregated by source, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2026	2025	2026	2025
LNG product	$11,036	$14,628	$19,733	$28,574
Rental	683	1,296	1,540	2,846
Service	9	1,169	832	2,874
Other	188	216	190	353
Total revenues	$11,916	$17,309	$22,295	$34,647

The table below presents revenue disaggregated by geographic location, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2026	2025	2026	2025
United States	$11,024	$16,435	$20,559	$32,958
Mexico	892	874	1,736	1,689
Total revenues	$11,916	$17,309	$22,295	$34,647

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

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets at  June 30, 2026 and  December 31, 2025 consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid insurance	$335	$999
Prepaid supplier expenses	147	254
Other receivables	384	447
Deposits	83	99
Other	395	177
Total prepaid expenses and other current assets	$1,344	$1,976

4. PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at June 30, 2026 and  December 31, 2025 consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Liquefaction plants and systems	$57,480	$57,341
Real property and buildings	2,082	2,082
Vehicles and tanker trailers and equipment	49,227	50,316
Computer and office equipment	1,233	897
Construction in progress	23,698	14,946
Leasehold improvements	31	31
Total	133,751	125,613
Less: accumulated depreciation	(75,270)	(72,666)
Net	$58,481	$52,947

Depreciation expense totaled $1.8 million and $1.9 million for the three months ended  June 30, 2026 and 2025, respectively, and  $3.6 million and $3.7 million for the six months ended June 30, 2026 and 2025, respectively, all of which is included in the Condensed Consolidated Statements of Operations as a separate line item.

Construction in progress of $23.7 million and $14.9 million at  June 30, 2026 and December 31, 2025, respectively, primarily relate to the deployment and build-out of liquefaction assets and the purchase of additional liquefaction assets for the Company’s contract for power generation for a data center that begins in 2027 and its proposed Galveston LNG liquefaction facility.

5. ACCRUED LIABILITIES

The Company’s accrued liabilities at  June 30, 2026 and  December 31, 2025 consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Compensation and benefits	$3,362	$2,573
Other taxes payable	124	158
Other accrued liabilities	125	127
Total accrued liabilities	$3,611	$2,858

6. DEFERRED REVENUE

The Company records deferred revenue if we receive consideration, prior to transferring the goods or services, required under the terms of the sales contract, to the customer.

Multi-year, On-site Power Generation for a Data Center

In February 2026, the Company was awarded a multi-year contract to supply LNG for power generation at a data center. During the three and six months ended June 30, 2026, the Company received advance payments of $5.0 million and $20.0 million, respectively. Under the contract, the Company received an additional $5.0 million advance payment in the third quarter of 2026. LNG deliveries are expected to commence during the first quarter of 2027 and continue through the first quarter of 2029. The advance payments will offset a percentage of each future invoice over the term of the contract, or until fully offset, at which time credit will cease. Under the contract, the Company will utilize the advance payments for the purchase of equipment, securing LNG supply and commissioning expenses incurred by the Company specific to the customer project. The portion of the $20.0 million the Company has received through the six months ended June 30, 2026 that has not been utilized related to the customer project has been classified as restricted cash and cash equivalents and the full amount of the advance payment has been presented as deferred revenue on the Company's Condensed Consolidated Balance Sheet at June 30, 2026.

The Company's deferred revenue at  June 30, 2026 and December 31, 2025 was $20.0 million and $0.0 million, respectively, with $0.7 million classified as current and  $19.3 million of deferred revenue classified as non-current at  June 30, 2026.

7. LEASES

Our leases primarily consist of operating leases for certain facilities and office spaces in Houston, Texas and Monterrey, Mexico, and financing leases for certain equipment. The Company also leases a marine bunkering site in Galveston, Texas, along with certain equipment on a short-term basis. Leases which are less than twelve months or have no cancellation penalties are not recorded on the Condensed Consolidated Balance Sheets.

For the three months ended  June 30, 2026 and 2025, lease expense that relates to the Company's operating leases, was approximately $2.4 million and $0.1 million, respectively. For the six months ended June 30, 2026 and 2025, lease expense that relates to the Company's operating leases, was approximately $3.9 million and $0.2 million, respectively.

Termination of Time Charter Agreement - Marine Bunkering Vessel

On December 12, 2025, the Company entered into a time charter agreement for a marine bunkering vessel (the "Garibaldi") commencing March 1, 2026 (the "time charter"). The Company determined that the time charter represented an operating lease and the Company recorded a right-of-use ("ROU") asset and lease liability of $22.4 million and $21.8 million, respectively on March 1, 2026. On June 11, 2026, the Company and the owners of the Garibaldi entered into a termination option granting the owners an option to terminate the time charter. On June 24, 2026, the owners exercised that option, and the time charter was terminated. In connection with the termination, the Company incurred a loss on lease cancellation of $1.3 million which is included in "Time charter expense" on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2026. The loss on lease cancellation includes an early termination fee of $0.8 million payable  January 1, 2027 and write-off of the remaining balance of the ROU asset of $0.6 million after derecognizing the Company's ROU asset equal to the cancellation of $18.4 million of lease obligations. The Company also expensed $1.1 million of deferred rent and operating costs for the Garibaldi, payable during the third quarter of 2026. At  June 30, 2026, the Company no longer has any ROU asset related to the Garibaldi and the remaining payments and termination fee totaling $1.9 million are included in accounts payable on the Company's Condensed Consolidated Balance Sheet at June 30, 2026.

The following table summarizes the supplemental cash flow information related to leases for the six months ended June 30, 2026 and 2025 (in thousands):

	June 30,	June 30,
Other information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,724	$147
Financing cash flows from finance leases	210	49
Interest paid	—	10

8. DEBT

During the three months ended  June 30, 2026 and 2025, interest expense was $0.1 million and $0 million, respectively, and the Company capitalized interest of $0.2 million and $0.1 million, respectively. During the six months ended June 30, 2026 and 2025, interest expense was $0.1 million and $0.1 million, respectively, and the Company capitalized interest of $0.3 million and $0.2 million, respectively.

Revolving Credit Facility

On June 29, 2026, the Company, along with its subsidiaries, Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. and Stabilis LNG Port Allen, LLC (collectively, the "Borrower") entered into a Second Modification Agreement and Amendment to Other Loan Documents (the “Second Modification Agreement”) with The Huntington National Bank, as successor by merger to Cadence Bank (the “Bank”), amending that certain Loan Agreement dated as of June 9, 2023, by and among the Borrowers and the Bank (the “Loan Agreement”).

The Second Modification Agreement amends the Loan Agreement to, among other things: (i) revise the financial covenant under the Loan Agreement to require the Borrowers to maintain a minimum Fixed Charge Coverage Ratio of 1.20 to 1.00, tested as of the last day of each fiscal quarter on a trailing twelve-month basis, commencing with the fiscal quarter ending March 31, 2027; and (ii) establish a segregated, blocked deposit account maintained with and under the control of the Bank (the “Cash Collateral Account”), funded with at least $5,000,000, as collateral security for the obligations under the Loan Agreement. Until the Borrowers demonstrate compliance with the minimum Fixed Charge Coverage Ratio for two consecutive fiscal quarters, commencing with the fiscal quarter ending March 31, 2027, availability under the revolving credit facility is limited to the amount on deposit in the Cash Collateral Account (subject to a cap of $10,000,000), after which availability will be determined by the borrowing base, up to a maximum of $10,000,000, and the Cash Collateral Account will be terminated and released to the Borrowers. In connection with the Second Modification Agreement, the Borrowers paid the Bank an upfront fee of $15,000.

Secured Term Note

On April 8, 2021, the Company entered into a loan agreement (the “AmeriState Loan Agreement”) with AmeriState Bank (“Lender”) to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “AmeriState Loan”). The AmeriState Loan Agreement is secured by specific equipment owned by the Company. On September 19, 2023, the AmeriState Loan Agreement was amended (the "First Amendment") for the purpose of substituting certain items of collateral under the AmeriState Loan Agreement. The AmeriState Loan is a term loan facility, matures on April 8, 2031 and bears interest at the U.S. prime lending rate plus 2.5% per annum, 9.25% at June 30, 2026. The AmeriState Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the AmeriState Loan. As of June 30, 2026, all available amounts had been drawn under the AmeriState loan with $7.6 million remaining outstanding.

The AmeriState Loan Agreement requires the Company to meet certain financial covenants which include a debt-to-net-worth ratio of not more than 9.1 to 1.0 and a debt service coverage ratio of not less than 1.2 to 1.0 as of the last day of each calendar year. During the three months ended June 30, 2026, the Company amended its AmeriState Loan Agreement to clarify that compliance with its financial covenants is measured and calculated only on an annual basis at December 31, of each year.

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

For the three months ended  June 30, 2026 and 2025, the Company had purchases of $0.0 and $0.1 million with The Modern Group, respectively. For the six months ended June 30, 2026 and 2025, the Company had purchases of $1 thousand and $0.1 million, respectively. The Company had no sales to The Modern Group during the three and six months ended June 30, 2026 and 2025. As of  June 30, 2026 and December 31, 2025, the Company had no accounts receivable due from The Modern Group and no accounts payable due to The Modern Group.

Chart Energy and Chemicals, Inc. ("Chart E&C") beneficially owns 7.9% of our outstanding common stock at June 30, 2026. For the three months ended  June 30, 2026 and 2025, the Company had total purchases from Chart E&C of $2.0 million and $13 thousand, respectively. For the six months ended June 30, 2026 and 2025, the Company had purchases of $2.0 million and $0.1 million, respectively. The Company had no sales to Chart E&C during the three and six months ended June 30, 2026 and 2025. The Company had no accounts receivable due from Chart E&C at June 30, 2026 and December 31, 2025. The Company had accounts payable due to Chart E&C at June 30, 2026 of $1.0 million and an immaterial amount of accounts payable due to Chart E&C at  December 31, 2025.

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

11. SUPPLEMENTAL CASH FLOW INFORMATION

The Company's supplemental disclosure of cash flow information for the six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Six Months Ended
	June 30,
Supplemental Disclosure of Cash Flow Information:	2026	2025
Interest paid	$290	$285
Income taxes paid (received)	105	191
Significant non-cash investing and financing activities:
Acquisition of fixed assets included within accounts payable and accrued expenses	$2,776	$675
ROU assets acquired under operating leases	21,758	425
ROU assets and operating lease obligations forgiven upon lease termination	18,400	—

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

LNG Production and Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers,” which convert natural gas into LNG through a purification and multiple stage cooling process. We currently own and operate a liquefier that can produce up to 100,000 LNG gallons per day in George West, Texas and a liquefier that can produce up to 30,000 LNG gallons per day in Port Allen, Louisiana. The Company continues to seek expansion of its own liquefaction capacity as described in "Expanding Markets and Expansion Efforts" below. We also purchase LNG from third-party production sources which allows us to support customers in markets where we do not own liquefiers. We make the determination of LNG supply sources based on the cost of LNG, the transportation cost to deliver to customer locations, and the reliability of the supply source. Revenues earned from the production and sales of LNG are included within LNG product revenue.

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

Expanding Markets and Strategic Expansion Efforts

Multi-year On-site Power Generation for a Data Center

In February 2026, the Company was awarded a multi-year take-or-pay contract to supply LNG for behind-the-meter power generation for a world-leading provider of remote and temporary power generation at a data center. LNG deliveries are expected to commence during the first quarter of 2027 and continue through the first quarter of 2029. Total revenue under the initial multi-year term of the contract is estimated to be approximately $200 million. This contract represents the Company’s first contract in support of data center behind-the-meter power generation, consistent with the Company's strategic focus on growing, high-value vertical markets. The Company will receive $25.0 million in advance payments from the customer; of which, $20.0 million has been received at June 30, 2026 and an additional $5.0 million advance payment was received in the third quarter of 2026. Advance payments will offset a percentage of each future invoice over the term of the contract, until fully offset, at which time the credit will cease. The Company may utilize the advance payments for the purchase of equipment, securing LNG supply and commissioning expenses incurred by the Company specific to the customer project. The portion of the $20.0 million that has not been utilized related to the customer project has been classified as restricted cash and cash equivalents. The full amount of the advance payment has been presented as deferred revenue on the Company's Condensed Consolidated Balance Sheet at June 30, 2026. See additional discussion in Note 1 and Note 6 of the Notes to Condensed Consolidated Financial Statements.

On July 9, 2026, the Company signed a contract commencing in the third quarter of 2026 to fuel temporary power generation at a data center that is anticipated to replace a significant portion of lost volumes from prior periods.  This contract represents the second contract in support of power generation at a data center.

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

Termination of Leased LNG Bunkering Vessel

The Company entered into a time charter agreement for the lease of a liquefied natural gas bunkering vessel, (the "Garibaldi"), during the first quarter of 2026 in anticipation of a customer contract which did not materialize. The Company was successful in obtaining rent deferrals and a sublease of the Garibaldi on a month-to month basis during the three and six months ended June 30, 2026. On June 11, 2026, the Company and the owners of the Garibaldi entered into a termination option granting the owners an option to terminate the time charter. On June 24, 2026, the owners exercised that option, and the time charter was terminated. In connection with the termination, the Company incurred a loss on lease cancellation of $1.3 million which is included in "Time charter expense" on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2026. The loss on lease cancellation includes an early termination fee of $0.8 million, payable January 1, 2027 and write-off of the remaining balance of the ROU asset of $0.6 million after derecognizing the Company's ROU asset equal to the cancellation of $18.4 million of lease obligations. The Company also expensed $1.1 million of deferred rent and operating costs for the Garibaldi payable during the third quarter of 2026. At June 30, 2026, the Company no longer has any ROU asset related to the Garibaldi and the remaining payments and termination fee totaling $1.9 million are included in accounts payable on the Company's Condensed Consolidated Balance Sheet at June 30, 2026. See also Note 7 of the Notes to Condensed Consolidated Financial Statements for further information regarding the time charter termination of the Garibaldi. The Company does not expect future costs as a result of the termination.

Geopolitical events in the Middle East with the U.S. and Iran conflict

Recent geopolitical developments in the Middle East, including the U.S. conflict with Iran, may contribute to an increase in energy related costs and related market uncertainties. The Company's customer pricing structure for natural gas is primarily based off a monthly index and may absorb most, if not all, volatility associated with the price of natural gas; however, there can be no assurance that the Company will not be adversely impacted by resulting energy cost and market uncertainties resulting from the Iran conflict. The Company continues to monitor the developments.

Results of Operations

Stabilis supplies LNG to multiple end markets in North America and provides turnkey fuel solutions to help users of propane, diesel and other crude-based fuel products convert to LNG.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

During the fourth quarter of 2025, two multi-year customer contracts concluded in accordance with their terms. The completed contracts were for temporary remote power in Louisiana, and the Company’s truck-to-vessel LNG marine bunkering services in Galveston, Texas. The two contracts accounted for approximately 19% and 32% of 2025 revenues, respectively. As a result, the second quarter of 2026 results were lower for the period. The comparative tables below reflect our consolidated operating results for the three months ended June 30, 2026 (the “Current Quarter”) as compared to the three months ended June 30, 2025 (the “Prior Year Quarter”) (unaudited, amounts in thousands, except for percentages).

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change
Revenues:
LNG product	$11,036	$14,628	$(3,592)	(24.6)
Increase / (decrease) in gallons delivered	(2,820)			n/a
Rental	683	1,296	(613)	(47.3)
Service	9	1,169	(1,160)	(99.2)
Other	188	216	(28)	(13.0)
Total revenues	11,916	17,309	(5,393)	(31.2)
Operating expenses:
Cost of revenues	9,569	12,724	(3,155)	(24.8)
Time charter expense	2,851	—	2,851	n/a
Change in unrealized loss on natural gas derivatives	—	60	(60)	n/a
Selling, general and administrative expenses	2,501	3,131	(630)	(20.1)
Depreciation expense	1,777	1,860	(83)	(4.5)
Total operating expenses	16,698	17,775	(1,077)	(6.1)
Loss from operations before equity income	(4,782)	(466)	(4,316)	n/a
Net equity income from foreign joint venture operations	215	50	165	n/a
Loss from operations	(4,567)	(416)	(4,151)	997.8
Other income (expense):
Interest income, net	116	24	92	n/a
Other expense, net	(37)	(24)	(13)	54.2
Total other income (expense)	79	—	79	n/a
Net loss before income tax expense	(4,488)	(416)	(4,072)	978.8
Income tax expense	149	197	(48)	n/a
Net loss	$(4,637)	$(613)	$(4,024)	656.4

Revenue

During the Current Quarter, revenues decreased  $5.4 million, or 31%, compared to the Prior Year Quarter. The change in revenue primarily related to:

●	Decreased gallons of LNG delivered in the Current Quarter due to the conclusion of two contracts, compared to the Prior Year Quarter resulting in a decrease in revenues of $2.9 million;

●	Decreased rental, service and other revenues in the Current Quarter compared to the Prior Year Quarter, resulting in a decrease in revenues of $1.8 million; and

●	Decreased average natural gas prices in the Current Quarter compared to the Prior Year Quarter resulting in a decrease in revenues of $0.8 million.

These decreases were partially offset by increased revenues of $0.1 million related to higher average pricing from a favorable customer mix in the Current Quarter compared to the Prior Year Quarter.

Operating Expenses

Cost of revenues. Cost of revenues decreased $3.2 million, or 25%, compared to the Prior Year Quarter. As a percentage of revenue, these costs were 80% and 74% in the Current Quarter and the Prior Year Quarter, respectively. The change in cost of revenues was primarily attributable to:

●	Decreased gallons of LNG delivered in the Current Quarter compared to the Prior Year Quarter resulting in a decrease in cost of revenues of $2.0 million;

●	Decreased average natural gas prices in the Current Quarter compared to the Prior Year Quarter resulting in a decrease in cost of revenues of $0.6 million; and

●	Decreased field services labor and demobilization costs totaling $0.6 million.

Time charter expense. The Company recognized time charter expense and cancellation charges of $2.9 million in the Current Quarter related to the time charter of the Garibaldi which was terminated on June 24, 2026. See also Note 7 of the Notes to Condensed Consolidated Financial Statements.

Change in unrealized loss on natural gas derivatives. In the Prior Year Quarter, the Company had an unrealized loss of $0.1 million on change in unrealized loss on natural gas derivatives. The Company had no unrealized gain or loss in the Current Quarter, and did not hold any natural gas derivatives during the Current Quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.6 million in the Current Quarter compared to the Prior Year Quarter. The decrease is primarily related to lower professional fees and compensation expense.

Depreciation. Depreciation expense decreased $0.1 million during the Current Quarter as compared to the Prior Year Quarter primarily due to assets reaching the end of their depreciable lives partially offset by recent acquisitions of fixed assets.

Net equity income from foreign joint venture operations. Equity income from the Company's foreign joint venture increased by $0.2 million in the Current Quarter compared to the Prior Year Quarter due to increased net profits by the joint venture.

Interest income. Interest income, net was $0.1 million in the Current Quarter compared to $24 thousand in the Prior Year Quarter. In both periods, interest income, net related to interest earned on the Company's cash balances.

Other income (expense). Other expense was $37 thousand during the Current Quarter compared to $24 thousand in the Prior Year Quarter related to, in both periods, transactional foreign exchange gains (losses).

Income tax expense. The Company incurred state and foreign income tax expense of $0.1 million during the Current Quarter compared to $0.2 million during the Prior Year Quarter. Income tax expense for the Current Quarter and Prior Year Quarter primarily related to foreign taxes incurred on dividends received from the Company's joint venture. No U.S. federal income taxes were recorded for the Current Quarter or Prior Year Quarter as any net U.S. deferred tax assets generated from operating losses or used from operating income were offset by a change in the Company's valuation allowance on net deferred tax assets.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

During the the fourth quarter of 2025, two multi-year customer contracts concluded in accordance with their terms. The completed contracts were for temporary remote power in Louisiana, and the Company’s truck-to-vessel LNG marine bunkering services in Galveston, Texas. The two contracts accounted for approximately 19% and 32% of 2025 revenues, respectively. As a result, the first six months ended June 30, 2026 results were lower for the period. Beginning in the second quarter of 2026, the Company presents time charter expense as a separate line item on its Condensed Consolidated Statements of Operations. See Note 1 of the Notes to Condensed Consolidated Financial Statements. The Company has reclassified $1.5 million of time charter expense previously reported within cost of revenues for the three months ended March 31, 2026 to conform to current presentation for the six months ended June 30, 2026. The Company previously disclosed cost of revenues as 96% of revenues for the three months ended March 31, 2026. Cost of revenues for the three months ended March 31, 2026 are now 82% of revenues with this reclassification. The reclassification had no effect on total costs and expenses, operating loss, net loss, financial condition, or net cash flows from operating, investing, or financing activities for any period presented.

The comparative tables below reflect our consolidated operating results for the six months ended June 30, 2026 (the “Current Year”) as compared to the six months ended June 30, 2025 (the “Prior Year”) (unaudited, amounts in thousands, except for percentages).

	Six Months Ended
	June 30,
	2026	2025	$ Change	% Change
Revenues:
LNG product	$19,733	$28,574	$(8,841)	(30.9)
Increase / (decrease) in gallons delivered	(8,095)			n/a
Rental	1,540	2,846	(1,306)	(45.9)
Service	832	2,874	(2,042)	(71.1)
Other	190	353	(163)	(46.2)
Total revenues	22,295	34,647	(12,352)	(35.7)
Operating expenses:
Cost of revenues	18,090	25,512	(7,422)	(29.1)
Time charter expense	4,342	—	4,342	n/a
Change in unrealized gain on natural gas derivatives	—	(24)	24	n/a
Selling, general and administrative expenses	5,297	8,064	(2,767)	(34.3)
Gain from disposal of fixed assets	—	(103)	103	n/a
Impairment	71	—	71	n/a
Depreciation expense	3,562	3,727	(165)	(4.4)
Total operating expenses	31,362	37,176	(5,814)	(15.6)
Loss from operations before equity income	(9,067)	(2,529)	(6,538)	n/a
Net equity income from foreign joint venture operations	442	418	24	5.7
Loss from operations	(8,625)	(2,111)	(6,514)	n/a
Other income (expense):
Interest income, net	141	45	96	213.3
Other expense, net	(74)	(36)	(38)	n/a
Total other income (expense)	67	9	58	644.4
Net loss before income tax expense	(8,558)	(2,102)	(6,456)	n/a
Income tax expense	155	109	46	42.2
Net loss	$(8,713)	$(2,211)	$(6,502)	n/a

Revenue

During the Current Year, revenues decreased $12.4 million, or 36%, compared to the Prior Year. The change in revenue primarily related to:

●	Decreased gallons of LNG delivered in the Current Year due to the conclusion of two contracts, compared to the Prior Year resulting in a decrease in revenues of $8.6 million;

●	Decreased rental, service and other revenues in the Current Year compared to the Prior Year, resulting in a decrease in revenues of $3.5 million; and

●	Decreased average natural gas prices in the Current Year compared to the Prior Year resulting in a decrease in revenues of $0.7 million.

These decreases were partially offset by increased revenues of $0.4 million related to higher average pricing from a favorable customer mix in the Current Year compared to the Prior Year.

Operating Expenses

Cost of revenues. Cost of revenues decreased $7.4 million, or 29% compared to the Prior Year. As a percentage of revenue, these costs were 81% and 74% in the Current Year and the Prior Year, respectively. The change in cost of revenues was primarily attributable to:

●	Decreased gallons of LNG delivered in the Current Year compared to the Prior Year resulting in a decrease in cost of revenues of $5.9 million;

●	Decreased field services and operations labor and demobilization costs totaling $1.0 million, as well as lower repair and maintenance and other costs totaling $0.3 million.

●	Decreased average natural gas prices in the Current Year compared to the Prior Year resulting in a decrease in cost of revenues of $0.9 million; and

The decrease was partially offset by increased cost of revenues of $0.7 million related to an increase in net transportation and liquefaction costs in the Current Year compared to the Prior Year.

Time charter expense. The Company recognized time charter expense and cancellation charges of $4.3 million in the Current Year related to the time charter of the Garibaldi which was terminated on June 24, 2026. See also Note 7 of the Notes to Condensed Consolidated Financial Statements.

Change in unrealized gain on natural gas derivatives. In the Prior Year, the Company had an unrealized gain of $24 thousand on change in unrealized gain on natural gas derivatives. The Company had no unrealized gain or loss in the Current Year, and did not hold any natural gas derivatives during the Current Year.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $2.8 million in the Current Year compared to the Prior Year. Mr. Ballard's severance related expenses were $2.1 million in the Prior Year in addition to higher compensation expense incurred in the Prior Year related to incentive compensations and bonus.

Depreciation. Depreciation expense decreased $0.2 million during the Current Year as compared to the Prior Year primarily due to assets reaching the end of their depreciable lives partially offset by recent acquisitions of fixed assets.

Gain on disposal of assets. The Company recognized a gain on disposal of assets of $0.1 million in the Prior Year related to the sale of certain assets in which proceeds of $0.1 million were received. The Company did not have a gain or loss in the Current Year.

Impairment. The Company recognized impairment charges of $0.1 million in the Current Year which related to capitalized costs from a cancelled contract. The Company did not incur any impairment charges in the Prior Year.

Net equity income from foreign joint venture operations. Equity income from the Company's foreign joint venture was $0.4 million in both the Current Year and the Prior Year due from net profits of the joint venture.

Interest income. Interest income, net was $0.1 million in the Current Year compared to $45 thousand in the Prior Year. In both periods, interest income, net related to interest earned on the Company's cash balances.

Other income (expense). Other expense was $0.1 million during the Current Year compared to $36 thousand in the Prior Year primarily related to, in both periods, transactional foreign exchange gains (losses).

Income tax expense. The Company incurred state and foreign income tax expense of $0.2 million during the Current Year compared to $0.1 million during the Prior Year. Income tax expense for the Current Year and Prior Year primarily related to foreign taxes incurred on dividends received from the Company's joint venture. No U.S. federal income taxes were recorded for the Current Year or Prior Year as any net U.S. deferred tax assets generated from operating losses or used from operating income were offset by a change in the Company's valuation allowance on net deferred tax assets.

Liquidity and Capital Resources

The Company's principal sources of liquidity in the Current Quarter consisted of cash provided by our operations, dividends received from its joint venture, borrowings under its AmeriState loan, cash on hand, and customer advance payments. The Company used its liquidity to invest in fixed assets to support growth, as well as to pay interest and principal amounts outstanding under our debt agreements.

As of June 30, 2026, we had $4.5 million in unrestricted cash and cash equivalents on hand and $14.3 million in restricted cash, $8.2 million in outstanding debt (net of debt issuance costs) and operating lease obligations (of which $1.6 million is due in the next twelve months). The Company has availability under its debt agreements of $5.0 million. Additionally, the Company has successfully exited from its time charter of the Garibaldi significantly alleviating future cash requirements associated with the time charter.

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

As of June 30, 2026, the Company was in compliance with all financial covenants under its debt agreements. The Company’s efforts to expand its business include anticipated significant capital expenditures and a successful financing transaction associated with the proposed Galveston LNG liquefaction facility, all of which are yet to occur. The Company believes it is probable that it will continue to maintain compliance with its covenants, however, in the event the Company is unable to maintain minimum profitability in accordance with its forecast and historical trends, it is reasonably possible that the Company could fail to maintain compliance with its consolidated debt service ratio which, if not cured or waived, would give AmeriState Bank the right to accelerate repayment of outstanding borrowings under the AmeriState Secured Term Loan Facility, which totaled $7.6 million as of June 30, 2026. Such acceleration could adversely affect our liquidity, our ability to continue expansion efforts and continue normal operations.

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

Cash Flows

Cash flows provided by (used in) our operating, investing and financing activities are summarized below (unaudited, in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$19,486	$5,540
Investing activities	(7,561)	(911)
Financing activities	(534)	(1,410)
Effect of exchange rate changes on cash	2	14
Net increase in cash, cash equivalents and restricted cash and cash equivalents	11,393	3,233
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	7,459	8,987
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$18,852	$12,220

Operating Activities

Net cash provided by operating activities totaled $19.5 million for the six months ended June 30, 2026 compared to $5.5 million for the same period in 2025. The increase in net cash provided by operating activities of $13.9 million as compared to the Prior Year was attributable to $20.0 million of advance payments received on the multi-year data center power generation contract to begin in the first quarter of 2027. The advance payments represent deferred revenue and is classified in restricted cash. These amounts were partially offset by the higher net loss incurred for the six months ended June 30, 2026 compared to the same period in 2025.

Investing Activities

Net cash used in investing activities totaled $7.6 million for the six months ended June 30, 2026 compared to $0.9 million for the six months ended June 30, 2025. The increase in net cash used in investing activities in the Current Year of $6.7 million was primarily due to cash paid for capital expenditures to support growth including the multi-year data center power generation contract to begin in the first quarter of 2027.

Financing Activities

Net cash used in financing activities totaled $0.5 million for the six months ended June 30, 2026, compared to $1.4 million for the six months ended June 30, 2025. The decrease in cash used in financing activities in the Current Year compared to the Prior Year is due to proceeds received under the AmeriState Loan of $1.0 million partially offset by increased loan payments in the Current Year under the AmeriState Loan.

Future Cash Requirements

We believe we have sufficient liquidity and capital resources to fund our operations and repay our debt.

We require cash to fund our operating expenses and working capital requirements, including costs associated with gas purchases, capital expenditures, debt repayments, equipment purchases, maintenance of LNG production facilities, mergers and acquisitions (if any), pursuing market expansion, supporting sales and marketing activities and other general corporate purposes. During the six months ended, the Company incurred a net loss of $8.7 million as a result of vessel charter costs and loss of customer volume as compared to prior periods. However, the Company anticipates its future profitability and operating cash flow to improve due to the following:

On June 24, 2026, the time charter of the Garibaldi was terminated. The Company owes a termination fee of $0.8 million payable January 1, 2027, as well as payment of $1.1 million of previously deferred rent and operating costs during the third quarter of 2026: however the termination of the lease significantly alleviates future cash requirements. See also Note 7 within the Notes to Consolidated Condensed Financial Statements for further information regarding the termination of the time charter. The Company does not expect future costs as a result of the termination.

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

Capital expenditures for the six months ended June 30, 2026 were $7.6 million and primarily related to preliminary work and ordering of long lead time items, related to the Company's proposed new Galveston LNG liquefaction facility and Jones Act-compliant marine bunkering vessel, and its multi-year data center power generation contract. Capital expenditures also related to refurbishments and upgrades to existing assets and rolling stock. Other future capital expenditures will be dependent upon business needs, as well as the availability of additional capital at favorable terms which is difficult to predict. At June 30, 2026, the Company had open purchase orders and commitments related to capital expenditures of approximately $7.0 million and the Company continues to advance the proposed new Galveston LNG liquefaction facility and Jones Act-compliant marine bunkering vessel, and scale for its multi-year data center power generation contract. See additional discussion regarding the Company's potential expansion efforts below.

Expansion Efforts

Multi-year, On-site Power Generation for a Data Center

In February 2026, the Company was awarded a multi-year contract to supply LNG for power generation at a data center. LNG deliveries are expected to commence during the first quarter of 2027 and continue through the first quarter of 2029. The supply agreement will require investment of approximately $25.0 million in capital additions and working capital needed to secure LNG supply and fund the commissioning of the project. The Company received advance payments totaling $20.0 million during the six months ended June 30, 2026, and received an additional $5.0 million during the third quarter of 2026.

On July 9, 2026, the Company signed a contract commencing in the third quarter of 2026 to fuel temporary power generation at a data center that is anticipated to replace a significant portion of lost volumes from prior periods.  This contract represents the second contract in support of power generation at a data center.

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

Shelf Registration Statement

The Company filed a registration statement on Form S-3 (the "Shelf Registration"), which was declared effective on March 26, 2026. The Shelf Registration is for a period of three years, expiring on March 25, 2029, and permits the Company to issue up to $100.0 million (subject the limitations described below) in either common stock, preferred stock, warrants or a combination of the above. On April 17, the Company filed a prospectus supplement to the Shelf Registration pursuant to which the Company may offer and sell shares of common stock directly to the public “at the market” (the "ATM") as permitted in Rule 415 under the Securities Act pursuant to an Equity Distribution Agreement entered into between the Company and Johnson Rice & Company L.L.C., as sales agent. The Company is subject to General Instruction I.B.6. of Form S-3 that limits the amount of securities that the Company may sell under the Shelf Registration to no more than one-third of the Company’s public float (currently $10.2 million) in any twelve-month period. The Company has made no issuances under the Shelf Registration and related ATM at June 30, 2026.

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no transactions that met the definition of off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial position, operating results, liquidity, cash requirements or capital resources.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.  There have been no significant changes in the Company's “Critical Accounting Policies and Estimates” during the three and six months ended June 30, 2026 from those disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 5, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” the Company is not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2026.

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

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 5, 2026 (“Form 10-K”), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. During the six months ended June 30, 2026, there have been no material changes in our risk factors disclosed in our 2025 Form 10-K; except for the addition of the following risk factors.

Geopolitical events in the Middle East with the U.S. and Iran conflict could have some adverse impact on our business and results of operations

Recent geopolitical developments in the Middle East, including the U.S. conflict with Iran, may contribute to an increase in energy related costs and related market uncertainties. The Company's pricing structure related to LNG product revenues may absorb most, if not all, volatility associated with the price of natural gas. However, failure to absorb the full impact of any price increases could adversely impact the Company's business and results of operations. The Company continues to monitor the risk associated with the Middle East conflicts.

Failure to secure additional off-take from the proposed Galveston LNG liquefaction facility, could adversely affect the Company's ability to secure financing for the project

Financing for the proposed new Galveston LNG liquefaction facility may be based on having firm contractual LNG off-take from the facility prior to closing on the financing. Failure to obtain additional contractual off-take could prevent the Company from being able to finance the project, adversely impacting potential profits, results of operations, cash flows and financial condition. At June 30, 2026, the Company has capitalized $9.4 million of costs related to the proposed new Galveston LNG liquefaction facility and related dedicated Jones Act-compliant LNG bunkering vessel.

ITEM 5. OTHER INFORMATION.

None of the Company's officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to Registrant's Annual Report on Form 10-K filed February 25, 2025)

10.1	First Amending Agreement (dated February 6, 2026) to Time Charter Agreement, dated December 12, 2025, by and between the Registrant with Seaspan Energy Ltd. (Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 10-Q filed May 6, 2026).

10.2	Second Amending Agreement (dated March 19, 2026) to Time Charter Agreement, dated December 12, 2025, by and between the Registrant with Seaspan Energy Ltd. (Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 10-Q filed May 6, 2026).

10.3	Amended and Restated Third Amending Agreement (dated April 17, 2026) to Time Charter Agreement, dated December 12, 2025, by and between the Registrant with Seaspan Energy Ltd. (Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 10-Q filed May 6, 2026).

10.4	*Termination Option Agreement (dated June 11, 2026) between Seaspan Energy Ltd. and Stabilis GDS, Inc. of Time Charter Party (dated December 12, 2025) for the LNG bunker vessel Seaspan Garibaldi

10.5	*Option Exercise Notice (dated June 24, 2026) - Exercise of Termination Option Agreement of Time Charter Party (dated December 12, 2025) for the LNG bunker vessel Seaspan Garibaldi

10.6	*Second Modification Agreement and Amendment to other loan documents (dated June 29, 2026) between Stabilis Solutions, Inc., Stabilis LNG Eagle Ford LLC, Stabilis GDS, Inc. Stabilis LNG Port Allen, LLC and Huntington National Bank (successor by merger of to Cadence Bank)

10.7	*Second Amendment to Loan Agreement (dated March 31, 2026) between Stabilis Solutions, Inc. and AmeriState Bank

31.1	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	*Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	*Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101.INS	*Interactive XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)

101.SCH	*Inline XBRL Taxonomy Extension Schema Document

101.CAL	*Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*Inline XBRL Taxonomy Extension Definition Linkbase Document

104	* Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2026

STABILIS SOLUTIONS, INC.

By:	/s/ J. Casey Crenshaw
J. Casey Crenshaw
Interim President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)