Form 10-Q
period 2026-09-30
Stabilis Solutions, Inc.
filed 2026-11-04
CIK 1043186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act:

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

As of November 2, 2026, there were 18,596,301 outstanding shares of our common stock, par value $.001 per share.

STABILIS SOLUTIONS, INC. AND SUBSIDIARIES

FORM 10-Q Index

For the Quarterly Period Ended September 30, 2026

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“this Report”) includes statements that constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks and uncertainties and other factors. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, pending legal and regulatory proceedings and claims, including environmental matters, future economic performance, operating income, cost savings, and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan” or similar expressions. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessary estimates reflecting the best judgment of senior management, not guarantees of future performance. Many of the factors that impact forward-looking statements are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements as described in Part I. “Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("the SEC") on March 5, 2026, as well as any additional risk factors identified and described in Part II. “Item 1A. Risk Factors” of our previously filed Quarterly Reports, including this Report.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS. (Unaudited)

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,535	$7,459
Restricted cash and cash equivalents	16,839	—
Accounts receivable, net	6,115	3,130
Inventories	346	342
Prepaid expenses and other current assets	2,358	1,976
Total current assets	27,193	12,907
Property, plant and equipment:
Cost	134,591	125,613
Less accumulated depreciation and amortization	(76,642)	(72,666)
Property, plant and equipment, net	57,949	52,947
Goodwill	4,314	4,314
Investments in foreign joint ventures	11,830	11,946
Right-of-use assets and other noncurrent assets	1,082	996
Total assets	$102,368	$83,110
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,300	$4,750
Accrued liabilities	3,401	2,858
Current portion of long-term notes payable	2,446	1,931
Deferred revenue, current	3,793	1
Current portion of finance and operating lease obligations	302	417
Total current liabilities	16,242	9,957
Long-term notes payable, net of current portion and debt issuance costs	5,727	5,755
Deferred revenue, noncurrent	21,218	—
Long-term portion of operating lease obligations	434	726
Total liabilities	43,621	16,438
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock; $0.001 par value, 37,500,000 shares authorized, 18,596,301 and 18,596,301 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	19	19
Additional paid-in capital	103,644	103,644
Accumulated other comprehensive income	609	10
Accumulated deficit	(45,525)	(37,001)
Total stockholders’ equity	58,747	66,672
Total liabilities and stockholders’ equity	$102,368	$83,110

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Revenues	$14,839	$20,325	$37,134	$54,972
Operating expenses:
Cost of revenues	10,506	14,723	28,596	40,235
Time charter expense	—	—	4,342	—
Change in unrealized (gain) loss on natural gas derivatives	—	19	—	(5)
Selling, general and administrative expenses	2,517	2,783	7,814	10,847
Loss from disposal of fixed assets	1	165	1	62
Impairment	—	—	71	—
Depreciation and amortization	1,748	1,842	5,310	5,569
Total operating expenses	14,772	19,532	46,134	56,708
Income (loss) from operations before equity income	67	793	(9,000)	(1,736)
Net equity income from foreign joint venture operations:
Income from equity investment in foreign joint venture	152	322	677	859
Foreign joint venture operating related expenses	(56)	(44)	(139)	(163)
Net equity income from foreign joint venture operations	96	278	538	696
Income (loss) from operations	163	1,071	(8,462)	(1,040)
Other income (expense):
Interest income, net	49	84	190	129
Other expense, net	(25)	(35)	(99)	(71)
Total other income (expense)	24	49	91	58
Income (loss) before income tax expense	187	1,120	(8,371)	(982)
Income tax expense (benefit)	(2)	1	153	110
Net income (loss)	$189	$1,119	$(8,524)	$(1,092)

Net income (loss) per common share:
Basic and diluted per common share	$0.01	$0.06	$(0.46)	$(0.06)
Weighted average number of common shares outstanding - Basic and diluted	18,596,301	18,596,301	18,596,301	18,594,677

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$189	$1,119	$(8,524)	$(1,092)
Foreign currency translation adjustment, net of tax	122	94	599	349
Total comprehensive income (loss)	$311	$1,213	$(7,925)	$(743)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2024	18,585,014	$19	$103,214	$(578)	$(35,647)	$67,008
Common stock issued from vesting of stock-based awards	13,589	—	—	—	—	—
Stock-based compensation	—	—	447	—	—	447
Employee tax payments from stock-based withholding	(2,302)	—	(17)	—	—	(17)
Net loss	—	—	—	—	(1,598)	(1,598)
Other comprehensive income, net of tax	—	—	—	71	—	71
Balance at March 31, 2025	18,596,301	19	103,644	(507)	(37,245)	65,911
Net loss	—	—	—	—	(613)	(613)
Other comprehensive income, net of tax	—	—	—	184	—	184
Balance at June 30, 2025	18,596,301	19	103,644	(323)	(37,858)	65,482
Net income	—	—	—	—	1,119	1,119
Other comprehensive income, net of tax	—	—	—	94	—	94
Balance at September 30, 2025	18,596,301	$19	$103,644	$(229)	$(36,739)	$66,695

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Income	Deficit	Total
Balance at December 31, 2025	18,596,301	$19	$103,644	$10	$(37,001)	$66,672
Net loss	—	—	—	—	(4,076)	(4,076)
Other comprehensive income, net of tax	—	—	—	410	—	410
Balance at March 31, 2026	18,596,301	19	103,644	420	(41,077)	63,006
Net loss	—	—	—	—	(4,637)	(4,637)
Other comprehensive income, net of tax	—	—	—	67	—	67
Balance at June 30, 2026	18,596,301	19	103,644	487	(45,714)	58,436
Net income	—	—	—	—	189	189
Other comprehensive income, net of tax	—	—	—	122	—	122
Balance at September 30, 2026	18,596,301	$19	$103,644	$609	$(45,525)	$58,747

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Stabilis Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,524)	$(1,092)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,310	5,569
Stock-based compensation expense	—	447
Provision for credit losses	—	315
Loss on disposal of assets	1	62
Income from equity investment in joint venture	(677)	(859)
Distributions from equity investment in joint venture	1,406	1,637
Impairment	71	—
Non-cash time charter cancellation	572	—
Amortization of debt issuance cost	64	76
Cash settlements from natural gas derivatives, net	—	178
Realized and unrealized (gains) losses on natural gas derivatives, net	—	202
Changes in operating assets and liabilities:
Accounts receivable	(2,985)	(976)
Prepaid expenses and other current assets	741	698
Accounts payable and accrued liabilities	2,802	1,697
Deferred revenue	25,011	—
Other	(422)	(20)
Net cash provided by operating activities	23,370	7,934
Cash flows from investing activities:
Acquisitions of fixed assets and other noncurrent assets	(11,520)	(4,999)
Proceeds from sale of fixed assets	—	211
Net cash used in investing activities	(11,520)	(4,788)
Cash flows from financing activities:
Proceeds received from borrowings on notes payable	1,000	—
Payments on short- and long-term notes payable and finance leases	(1,840)	(1,784)
Payment of debt issuance costs	(99)	(42)
Employee tax payments from stock-based withholding	—	(17)
Net cash used in financing activities	(939)	(1,843)
Effect of exchange rate changes on cash	4	15
Net increase in cash, cash equivalents and restricted cash and cash equivalents	10,915	1,318
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	7,459	8,987
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$18,374	$10,305

Cash, cash equivalents and restricted cash and cash equivalents, end of period, as presented on the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$1,535	$10,305
Restricted cash and cash equivalents	16,839	—
Total cash and cash equivalents	$18,374	$10,305

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

Basis of Presentation and Consolidation

The accompanying unaudited, interim condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) include our accounts and those of our subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in the notes to consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. We believe that the presentation and disclosures within this report are adequate to prevent the information presented herein from being misleading. The Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring adjustments) for a fair presentation of the interim periods. The Condensed Consolidated Balance Sheet as of  December 31, 2025 has been derived from the audited consolidated financial statements included in the 2025 Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended  December 31, 2025 included in the Company's Annual Report on Form 10-K, as filed on March 5, 2026. All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Condensed Consolidated Financial Statements, all dollar amounts in tabulations are in thousands, unless otherwise indicated.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Condensed Consolidated Balance Sheets. Our restricted cash relates to $25.0 million of advance payments, received from a customer, related to a customer project scheduled to commence during the first quarter of 2027 and continuing through the first quarter of 2029. The use of the advance payments is restricted to the purchase of equipment, securing LNG supply and commissioning expenses incurred by the Company specific to the customer project. The advance payments will offset a percentage of each future invoice over the term of the contract until fully offset at which time the credit will cease. The Company believes the advance payments constitute deferred revenue, as presented on the Condensed Consolidated Balance Sheets as of  September 30, 2026. See Note 6 - Deferred Revenue for additional information.

Other noncurrent assets

Other noncurrent assets consist of legal costs incurred to obtain customer contracts and legal costs associated with obtaining financing for the Company’s proposed Galveston LNG liquefaction facility that have been capitalized and will be expensed over the term of the contract or financing term. During the first quarter of 2026, the Company impaired contract costs of $0.1 million associated with a customer contract that was cancelled by the Company.

Recent Accounting Pronouncements

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. We adopted this ASU on a prospective basis effective January 1, 2026. The adoption had no impact to our consolidated financial statements.

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

Disaggregated Revenues

The table below presents revenue disaggregated by source, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2026	2025	2026	2025
LNG product	$11,550	$17,526	$31,283	$46,100
Rental	1,926	1,374	3,466	4,220
Service	1,075	1,245	1,907	4,119
Other	288	180	478	533
Total revenues	$14,839	$20,325	$37,134	$54,972

The table below presents revenue disaggregated by geographic location, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2026	2025	2026	2025
United States	$13,779	$19,396	$34,338	$52,354
Mexico	1,060	929	2,796	2,618
Total revenues	$14,839	$20,325	$37,134	$54,972

Variable and Other Revenue Components

Certain of our contracts may include rental or services revenue that may vary based on customer demand at stated rates within the contract and are satisfied as the work is authorized by the customer and performed by the Company. LNG product sales agreements may include both fixed and variable fees per gallon of LNG but are representative of the stand-alone selling price for LNG at the time the contract is negotiated. We have concluded that the variable LNG fees meet the exception for allocating variable consideration to specific parts of the contract. As such, the variable consideration for these contracts is allocated to each distinct gallon of LNG and recognized when that distinct gallon of LNG is delivered to the customer.

Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers, such as sales, use and value-added taxes, are excluded from revenue.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets at  September 30, 2026 and  December 31, 2025 consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid insurance	$1,240	$999
Prepaid supplier expenses	225	254
Other receivables	263	447
Deposits	83	99
Other	547	177
Total prepaid expenses and other current assets	$2,358	$1,976

4. PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at  September 30, 2026 and  December 31, 2025 consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Liquefaction plants and systems	$57,654	$57,341
Real property and buildings	2,100	2,082
Vehicles and tanker trailers and equipment	49,954	50,316
Computer and office equipment	884	897
Construction in progress	23,968	14,946
Leasehold improvements	31	31
Total	134,591	125,613
Less: accumulated depreciation and amortization	(76,642)	(72,666)
Net	$57,949	$52,947

Depreciation and amortization totaled $1.7 million and $1.8 million for the three months ended  September 30, 2026 and 2025, respectively, and $5.3 million and $5.6 million for the nine months ended September 30, 2026 and 2025, respectively, all of which is included in the Condensed Consolidated Statements of Operations as a separate line item.

Construction in progress of $24.0 million and $14.9 million at  September 30, 2026 and December 31, 2025, respectively, primarily relate to the deployment and build-out of liquefaction assets, the purchase of additional liquefaction assets for the Company’s contracts for power generation at data centers to begin first quarter of 2027, and its proposed Galveston LNG liquefaction facility and related LNG bunkering vessel.

5. ACCRUED LIABILITIES

The Company’s accrued liabilities at  September 30, 2026 and  December 31, 2025 consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Compensation and benefits	$2,999	$2,573
Other taxes payable	245	158
Other accrued liabilities	157	127
Total accrued liabilities	$3,401	$2,858

6. DEFERRED REVENUE

The Company records deferred revenue if we receive consideration, prior to transferring the goods or services, required under the terms of the sales contract, to the customer.

Multi-year, On-site Power Generation for a Data Center

In February 2026, the Company was awarded a multi-year contract to supply LNG for power generation at a data center. During the three and nine months ended September 30, 2026, the Company received advance payments of $5.0 million and $25.0 million, respectively. LNG deliveries are expected to commence during the first quarter of 2027 and continue through the first quarter of 2029. The advance payments will offset a percentage of each future invoice over the term of the contract, or until fully offset, at which time credit will cease. Under the contract, the Company will utilize the advance payments for the purchase of equipment, securing LNG supply and commissioning expenses incurred by the Company specific to the customer project. The portion of the $25.0 million the Company received that has not been utilized related to the customer project has been classified as restricted cash and cash equivalents and the full amount of the advance payment has been presented as deferred revenue on the Company's Condensed Consolidated Balance Sheet at  September 30, 2026.

The Company's deferred revenue at  September 30, 2026 and December 31, 2025 was $25.0 million and $0.0 million, respectively, with $3.8 million classified as current and $21.2 million classified as non-current at  September 30, 2026.

7. LEASES

Our current leases primarily consist of operating leases for certain facilities and office spaces in Houston, Texas and Monterrey, Mexico. The Company also leases a marine bunkering site in Galveston, Texas, along with certain equipment on a short-term basis. Leases which are less than twelve months or have no cancellation penalties are not recorded on the Condensed Consolidated Balance Sheets.

For the three months ended  September 30, 2026 and 2025, lease expense that relates to the Company's capitalized operating was approximately $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2026 and 2025, lease expense was approximately $4.6 million and $0.2 million, respectively. The $4.6 million in 2026, consists primarily of $4.3 million non-recurring time charter expense, as reflected on the Condensed Consolidated Statements of Operations, which relates to a canceled lease (see “Termination of Time Charter Agreement - Marine Bunkering Vessel” below).

Termination of Time Charter Agreement - Marine Bunkering Vessel

On December 12, 2025, the Company entered into a time charter agreement for a marine bunkering vessel (the "Garibaldi") commencing March 1, 2026 (the "time charter"). The Company determined that the time charter represented an operating lease and the Company recorded a right-of-use ("ROU") asset and lease liability of $22.4 million and $21.8 million, respectively, on March 1, 2026. On June 11, 2026, the Company and the owners of the Garibaldi entered into a termination option granting the owners an option to terminate the time charter. On June 24, 2026, the owners exercised that option, and the time charter was terminated. In connection with the termination, the Company incurred a loss on lease cancellation of $1.3 million which is included in "Time charter expense" on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026. The loss on lease cancellation consisted of an early termination fee of $0.8 million payable  January 1, 2027 and the write-off of the remaining balance of the ROU asset of $0.6 million after derecognizing the Company's ROU asset at the amount equal to the cancellation of $18.4 million of lease obligations. The Company no longer has any ROU asset related to the Garibaldi. At  September 30, 2026, the only remaining obligation is the $0.8 million early termination fee that is payable on January 1, 2027 which is included in accounts payable on the Company's Condensed Consolidated Balance Sheet at  September 30, 2026.

Statement of cash flow impacts resulting from differences between operating lease payments and operating lease expense are included within “Other” on the Company's Statement of Cash Flows within Cash Flows from Operating Activities for the nine months ended September 30, 2026 and 2025. The following table summarizes cash flow items related to both operating and finance leases for the nine months ended September 30, 2026 and 2025 (in thousands):

	September 30,	September 30,
Cash flow information related to leases:	2026	2025
Amortization of right-of-use assets	$3,699	$18
Change in operating lease liabilities	(3,569)	(196)
Payments for right-of-use assets	(837)	—
Interest paid on finance leases	—	18

8. DEBT

During the three months ended  September 30, 2026 and 2025, interest expense was $0.1 million and $0.1 million, respectively, and the Company capitalized interest of $0.2 million and $0.1 million, respectively. During the nine months ended September 30, 2026 and 2025, interest expense was $0.1 million and $0.2 million, respectively, and the Company capitalized interest of $0.5 million and $0.3 million, respectively, which is included in property, plant and equipment (see Note 4).

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

The Second Modification Agreement amends the Loan Agreement to, among other things: (i) revise the financial covenant under the Loan Agreement to require the Borrowers to maintain a minimum Fixed Charge Coverage Ratio of 1.20 to 1.00, tested as of the last day of each fiscal quarter on a trailing twelve-month basis, commencing with the fiscal quarter ending March 31, 2027; and (ii) establish a segregated, blocked deposit account maintained with and under the control of the Bank (the “Cash Collateral Account”), funded with at least $5,000,000, as collateral security for the obligations under the Loan Agreement. Until the Borrowers demonstrate compliance with the minimum Fixed Charge Coverage Ratio for two consecutive fiscal quarters, commencing with the fiscal quarter ending March 31, 2027, availability under the revolving credit facility is limited to the amount on deposit in the Cash Collateral Account (subject to a cap of $10.0 million), after which availability will be determined by the borrowing base, up to a maximum of $10.0 million, and the Cash Collateral Account will be terminated and released to the Borrowers. In connection with the Second Modification Agreement, the Borrowers paid the Bank an upfront fee of $15 thousand.

Secured Term Note

On April 8, 2021, the Company entered into a loan agreement (the “AmeriState Loan Agreement”) with AmeriState Bank (“Lender”) to provide for an advancing loan facility in the aggregate principal amount of up to $10.0 million (the “AmeriState Loan”). The AmeriState Loan Agreement is secured by specific equipment owned by the Company. On September 19, 2023, the AmeriState Loan Agreement was amended (the "First Amendment") for the purpose of substituting certain items of collateral under the AmeriState Loan Agreement. The AmeriState Loan is a term loan facility, matures on April 8, 2031 and bears interest at the U.S. prime lending rate plus 2.5% per annum, 9.5% at  September 30, 2026. The AmeriState Loan provides that proceeds from borrowings may be used for working capital purposes at the Company’s liquefaction plant in George West, Texas and related fees and costs associated with the AmeriState Loan. As of  September 30, 2026, all available amounts had been drawn under the AmeriState loan with  $7.3 million remaining outstanding.

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

Insurance Notes Payable

The Company finances its annual commercial insurance premiums for its business operations. For the 2026-2027 policies, the amount financed was $1.1 million. The Company makes equal monthly payments of principal and interest over the term, with an interest rate of 7.26%. The renewal occurs each September.  The outstanding principal on the note at  September 30, 2026, was $1.0 million.

9. RELATED PARTY TRANSACTIONS

Casey Crenshaw (our Executive Chairman of the Board and Interim President and Chief Executive Officer) is the beneficial owner of 50% of The Modern Group and is deemed to jointly control The Modern Group with a family member. From time to time, the Company purchases supplies and services from subsidiaries of The Modern Group.

For the three months ended  September 30, 2026 and 2025, the Company had purchases of $2 thousand and $0.1 million with The Modern Group, respectively. For the nine months ended September 30, 2026 and 2025, the Company had purchases of $3 thousand and $0.2 million, respectively. The Company had sales to The Modern Group during the three and nine months ended September 30, 2026 of $31 thousand, with no sales during the three and nine months ended September 30, 2025. As of  September 30, 2026 and  December 31, 2025, the Company had accounts receivable due from The Modern Group of $31 thousand and $0, respectively, and no accounts payable due to The Modern Group as of  September 30, 2026 and  December 31, 2025.

Chart Energy and Chemicals, Inc. ("Chart"), acquired by Baker Hughes Company in the third quarter 2026 and now a subsidiary of Baker Hughes Company, beneficially owns 7.9% of our outstanding common stock at  September 30, 2026. For the three months ended  September 30, 2026 and 2025, the Company had no purchases from Chart. For the nine months ended September 30, 2026 and 2025, the Company had purchases of $2.0 million and $0.1 million, respectively, from Chart. The Company had no sales to Chart during the three and nine months ended September 30, 2026 and 2025. The Company had no accounts receivable due from Chart at  September 30, 2026 and  December 31, 2025. The Company had accounts payable due to Chart at  September 30, 2026 and  December 31, 2025, of $0 and $9 thousand, respectively.

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

11. SUPPLEMENTAL CASH FLOW INFORMATION

The Company's supplemental disclosure of cash flow information for the nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Nine Months Ended
	September 30,
Supplemental Disclosure of Cash Flow Information:	2026	2025
Interest paid	$526	$430
Income taxes paid	417	261
Significant non-cash investing and financing activities:
Acquisition of fixed assets included within accounts payable and accrued expenses	$274	$335
ROU assets acquired under operating leases	21,758	876
ROU assets and operating lease obligations derecognized upon lease termination	18,389	—
Insurance premium financing	1,085	1,026

12. NET INCOME (LOSS) PER SHARE

The calculation of net income (loss) per common share for the three months and nine months ended September 30, 2026 and 2025 are presented below. For all periods presented, there were no dilutive securities outstanding. Outstanding stock options of 331,931 that were vested and unexercised were excluded for all periods, as the exercise price exceeded the market price at the end of each period, in addition to where it would be anti-dilutive in periods with net losses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Weighted average shares:
Basic weighted average number of common shares outstanding	18,596,301	18,596,301	18,596,301	18,594,677
Dilutive securities	—	—	—	—
Total shares including dilutive securities	18,596,301	18,596,301	18,596,301	18,594,677

Net income (loss)	$189	$1,119	$(8,524)	$(1,092)

Net income (loss) per common share:
Basic net income (loss) per common share	$0.01	$0.06	$(0.46)	$(0.06)
Diluted net income (loss) per common share	$0.01	$0.06	$(0.46)	$(0.06)

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

Overview

Stabilis Solutions, Inc. and its subsidiaries provide turnkey clean energy production, storage, transportation, and fueling solutions using liquefied natural gas (“LNG”). We serve customers across a diverse range of end markets, including aerospace, agriculture, industrial, marine bunkering, mining, oil and gas, pipeline, and utility, as well as remote power applications such as data centers. LNG can be used to deliver natural gas to locations where pipeline service is unavailable, has been interrupted, or needs to be supplemented. LNG can also be used to replace a variety of fuels, including distillate fuel oil, such as diesel and marine gas oil, and propane, among others, to provide environmental and economic benefits. Increasingly, LNG is being utilized as a transportation fuel in the marine industry and as a propellant in the private rocket launch sector. We believe that these fuel markets are large and provide significant opportunities for LNG usage.

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

LNG Production and Sales—Stabilis builds and operates cryogenic natural gas processing facilities, called “liquefiers,” which convert natural gas into LNG through a purification and multiple stage cooling process. We currently own and operate a liquefier that can produce up to 100,000 LNG gallons per day in George West, Texas and a liquefier that can produce up to 30,000 LNG gallons per day in Port Allen, Louisiana. The Company continues to seek expansion of its own liquefaction capacity as described in "Expanding Markets and Strategic Expansion Efforts" below. We also purchase LNG from third-party production sources which allows us to support customers in markets where we do not own liquefiers. We make the determination of LNG supply sources based on the cost of LNG, the transportation cost to deliver to customer locations, and the reliability of the supply source. Revenues earned from the production and sales of LNG are included within LNG product revenue.

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

Expanding Markets and Strategic Expansion Efforts

Multi-year On-site Power Generation for a Data Center

In February 2026, the Company was awarded a multi-year take-or-pay contract to supply LNG for behind-the-meter power generation for a world-leading provider of remote and temporary power generation at a data center. LNG deliveries are expected to commence during the first quarter of 2027 and continue through the first quarter of 2029. Total revenue under the initial multi-year term of the contract is estimated to be approximately $200 million. The Company received $25.0 million in advance payments from the customer; of which, the final advance payment of $5.0 million was received in the third quarter of 2026. Advance payments will offset a percentage of each future invoice over the term of the contract, until fully offset, at which time the credit will cease. The Company may utilize the advance payments for the purchase of equipment, securing LNG supply and commissioning expenses incurred by the Company specific to the customer project. The portion of the $25.0 million that has not been utilized related to the customer project has been classified as restricted cash and cash equivalents. The full amount of the advance payment has been presented as deferred revenue on the Company's Condensed Consolidated Balance Sheet at September 30, 2026. See additional discussion in Note 1 and Note 6 of the Notes to Condensed Consolidated Financial Statements.

Proposed Galveston LNG Liquefaction Facility and Jones Act-compliant LNG Bunkering Vessel

In 2025, the Company announced development of a proposed new 350,000 gallon-per-day, waterfront LNG liquefaction facility in Galveston, Texas. The Company has entered into a ten-year LNG supply bunkering agreement with a global marine cruise vessel operator to supply LNG for approximately 16% of the proposed project's planned capacity and to anchor development of the proposed facility. The Company continues to advance development of the facility and is engaged in discussions with multiple potential customers to secure the remaining offtake and to advance the project toward an expected Final Investment Decision ("FID") later in 2026 or early 2027. The total capital required for the project is estimated at $350 million to $400 million. The proposed Galveston LNG liquefaction facility is expected to be strategically located to support and expand the Company's marine bunkering services to additional marine markets. With the construction of the facility, the Company plans to commission a dedicated Jones Act-compliant LNG bunkering vessel to serve the Port of Galveston, Port of Houston and surrounding Gulf Coast markets. This vessel would transport LNG from the facility directly to customer vessels. Together, the proposed new LNG facility and new bunkering vessel are expected to create a fully integrated, last-mile LNG delivery solution for customers.

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

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

During the fourth quarter of 2025, two multi-year customer contracts concluded in accordance with their terms. The completed contracts were for temporary remote power in Louisiana, and the Company’s truck-to-vessel LNG marine bunkering services in Galveston, Texas. The two contracts accounted for approximately 19% and 32% of 2025 annual revenues, respectively. As a result, the third quarter of 2026 results were lower for the period.

The comparative tables below reflect our consolidated operating results for the three months ended September 30, 2026 (the “Current Quarter”) as compared to the three months ended September 30, 2025 (the “Prior Year Quarter”) (unaudited, amounts in thousands, except for percentages).

	Three Months Ended
	September 30,
	2026	2025	$ Change	% Change
Revenues:
LNG product	$11,550	$17,526	$(5,976)	(34.1)
Increase / (decrease) in gallons delivered	(6,659)			n/a
Rental	1,926	1,374	552	40.2
Service	1,075	1,245	(170)	(13.7)
Other	288	180	108	60.0
Total revenues	14,839	20,325	(5,486)	(27.0)
Operating expenses:
Cost of revenues	10,506	14,723	(4,217)	(28.6)
Change in unrealized loss on natural gas derivatives	—	19	(19)	n/a
Selling, general and administrative expenses	2,517	2,783	(266)	(9.6)
Loss from disposal of fixed assets	1	165	(164)	n/a
Depreciation and amortization	1,748	1,842	(94)	(5.1)
Total operating expenses	14,772	19,532	(4,760)	(24.4)
Income from operations before equity income	67	793	(726)	(91.6)
Net equity income from foreign joint venture operations	96	278	(182)	(65.5)
Income from operations	163	1,071	(908)	(84.8)
Other income (expense):
Interest income, net	49	84	(35)	(41.7)
Other expense, net	(25)	(35)	10	(28.6)
Total other income (expense)	24	49	(25)	(51.0)
Income before income tax expense	187	1,120	(933)	(83.3)
Income tax expense (benefit)	(2)	1	(3)	n/a
Net income	$189	$1,119	$(930)	(83.1)

Revenue

During the Current Quarter, revenues decreased  $5.5 million, or 27%, compared to the Prior Year Quarter. The change in revenue primarily related to:

●	Decreased gallons of LNG delivered in the Current Quarter, due to the conclusion of two contracts, compared to the Prior Year Quarter resulting in a decrease in revenues of $6.6 million; and

●	Decreased average natural gas prices in the Current Quarter compared to the Prior Year Quarter resulting in a decrease in revenues of $0.3 million.

The decreases were partially offset by increases in revenues for:

●	Higher average pricing from favorable customer mix in the Current Quarter compared to the Prior Year Quarter, resulting in an increase in revenues of $0.6 million;

●	Increased rental and other revenues in the Current Quarter compared to the Prior Year Quarter, resulting in an increase in revenues of $0.5 million; and

●	Increase in take-or-pay revenues in the Current Quarter compared to the Prior Year Quarter resulting in an increase in revenues of $0.3 million.

Operating Expenses

Cost of revenues. Cost of revenues decreased $4.2 million, or 29%, compared to the Prior Year Quarter. As a percentage of revenue, these costs were 71% and 72% in the Current Quarter and the Prior Year Quarter, respectively. The decrease in cost of revenues was primarily attributable to:

●	Decreased gallons of LNG delivered in the Current Quarter compared to the Prior Year Quarter resulting in a decrease in cost of revenues of $4.5 million.

The decrease was partially offset by increases in cost of revenues for:

●	Increased rental, service and other cost of revenues in the Current Quarter compared to the Prior Year Quarter resulting in an increase in cost of revenues of $0.2 million; and

●	Higher average transportation and liquefaction costs in the Current Quarter compared to the Prior Year Quarter resulting in an increase in cost of revenues of $0.1 million.

Change in unrealized loss on natural gas derivatives. In the Prior Year Quarter, the Company had an unrealized loss of $19 thousand on change in unrealized loss on natural gas derivatives. The Company had no unrealized gain or loss in the Current Quarter, and did not hold any natural gas derivatives during the Current Quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.3 million in the Current Quarter compared to the Prior Year Quarter. The decrease is primarily related to lower compensation expense, partially offset by higher professional fees.

Depreciation and amortization. Depreciation and amortization decreased $0.1 million during the Current Quarter as compared to the Prior Year Quarter primarily due to assets reaching the end of their depreciable lives partially offset by recent acquisitions of fixed assets.

Net equity income from foreign joint venture operations. Equity income from the Company's foreign joint venture decreased by $0.2 million in the Current Quarter compared to the Prior Year Quarter due to decreased net profits by the joint venture.

Interest income, net. Interest income, net was $49 thousand in the Current Quarter compared to $0.1 million in the Prior Year Quarter. In both periods, interest income, net related to interest earned on the Company's cash balances.

Other expense, net. Other expense, net was $25 thousand during the Current Quarter compared to $35 thousand in the Prior Year Quarter related to, in both periods, transactional foreign exchange gains (losses).

Income tax expense (benefit). The Company incurred state and foreign income tax benefit of $2 thousand during the Current Quarter compared to income tax expense of $1 thousand during the Prior Year Quarter. Income tax benefit for the Current Quarter and income tax expense for the Prior Year Quarter primarily related to state income taxes. No U.S. federal income taxes were recorded for the Current Quarter or Prior Year Quarter as any net U.S. deferred tax assets generated from operating losses or used from operating income were offset by a change in the Company's valuation allowance on net deferred tax assets.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

During the the fourth quarter of 2025, two multi-year customer contracts concluded in accordance with their terms. The completed contracts were for temporary remote power in Louisiana, and the Company’s truck-to-vessel LNG marine bunkering services in Galveston, Texas. The two contracts accounted for approximately 19% and 32% of 2025 annual revenues, respectively. As a result, the first nine months ended September 30, 2026 results were lower for the period.

The comparative tables below reflect our consolidated operating results for the nine months ended September 30, 2026 (the “Current Year”) as compared to the nine months ended September 30, 2025 (the “Prior Year”) (unaudited, amounts in thousands, except for percentages).

	Nine Months Ended
	September 30,
	2026	2025	$ Change	% Change
Revenues:
LNG product	$31,283	$46,100	$(14,817)	(32.1)
Increase / (decrease) in gallons delivered	(14,754)			n/a
Rental	3,466	4,220	(754)	(17.9)
Service	1,907	4,119	(2,212)	(53.7)
Other	478	533	(55)	(10.3)
Total revenues	37,134	54,972	(17,838)	(32.4)
Operating expenses:
Cost of revenues	28,596	40,235	(11,639)	(28.9)
Time charter expense	4,342	—	4,342	n/a
Change in unrealized gain on natural gas derivatives	—	(5)	5	n/a
Selling, general and administrative expenses	7,814	10,847	(3,033)	(28.0)
Loss from disposal of fixed assets	1	62	(61)	n/a
Impairment	71	—	71	n/a
Depreciation and amortization	5,310	5,569	(259)	(4.7)
Total operating expenses	46,134	56,708	(10,574)	(18.6)
Loss from operations before equity income	(9,000)	(1,736)	(7,264)	n/a
Net equity income from foreign joint venture operations	538	696	(158)	(22.7)
Loss from operations	(8,462)	(1,040)	(7,422)	713.7
Other income (expense):
Interest income, net	190	129	61	47.3
Other expense, net	(99)	(71)	(28)	39.4
Total other income (expense)	91	58	33	56.9
Loss before income tax expense	(8,371)	(982)	(7,389)	752.4
Income tax expense	153	110	43	39.1
Net loss	$(8,524)	$(1,092)	$(7,432)	680.6

Revenue

During the Current Year, revenues decreased $17.8 million, or 32%, compared to the Prior Year. The change in revenue primarily related to:

●	Decreased gallons of LNG delivered in the Current Year due to the conclusion of two contracts, compared to the Prior Year resulting in a decrease in revenues of $15.3 million;

●	Decreased rental, service and other revenues in the Current Year compared to the Prior Year, resulting in a decrease in revenues of $3.0 million.

●	Decreased average natural gas prices in the Current Year compared to the Prior Year resulting in a decrease in revenues of $0.9 million; and

These decreases were partially offset by increased revenues of $1.4 million related to:

●	Higher average pricing from favorable customer mix in the Current Year compared to the Prior Year, resulting in an increase in revenues of $1.1 million;

●	Increase in take-or-pay revenues in the Current Year compared to the Prior Year resulting in an increase in revenues of $0.3 million.

Operating Expenses

Cost of revenues. Cost of revenues decreased $11.6 million, or 29% compared to the Prior Year. As a percentage of revenue, these costs were 77% and 73% in the Current Year and the Prior Year, respectively. The change in cost of revenues was primarily attributable to:

●	Decreased gallons of LNG delivered in the Current Year compared to the Prior Year resulting in a decrease in cost of revenues of $10.4 million;

●	Decreased rental, service and other revenues in the Current Year compared to the Prior Year, resulting in a decrease in cost of revenues of $1.2 million; and

●	Decreased average natural gas prices in the Current Year compared to the Prior Year resulting in a decrease in cost of revenues of $0.9 million; and

The decrease was partially offset by increased cost of revenues of $0.8 million primarily related to an increase in liquefaction costs in the Current Year compared to the Prior Year.

Time charter expense. The Company recognized time charter expense and cancellation charges of $4.3 million in the Current Year related to the time charter of the Garibaldi which was terminated on June 24, 2026. See also Note 7 of the Notes to Condensed Consolidated Financial Statements.

Change in unrealized gain on natural gas derivatives. In the Prior Year, the Company had an unrealized gain of $5 thousand on change in unrealized gain on natural gas derivatives. The Company had no unrealized gain or loss in the Current Year, and did not hold any natural gas derivatives during the Current Year.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $3.0 million in the Current Year compared to the Prior Year. Mr. Ballard's severance related expenses were $2.1 million in the Prior Year in addition to higher compensation expense incurred in the Prior Year.

Depreciation and amortization. Depreciation and amortization decreased $0.3 million during the Current Year as compared to the Prior Year primarily due to assets reaching the end of their depreciable lives partially offset by recent acquisitions of fixed assets.

Loss on disposal of assets. The Company recognized a loss on disposal of assets of $1 thousand and $0.1 million in the Current Year and Prior Year, respectively. The loss in the Prior Year related to a damaged trailer, partially offset by the sale of an asset in which proceeds of $0.2 million were received.

Impairment. The Company recognized impairment charges of $0.1 million in the Current Year which related to capitalized costs from a cancelled contract. The Company did not incur any impairment charges in the Prior Year.

Net equity income from foreign joint venture operations. Equity income from the Company's foreign joint venture decreased by $0.2 million in the Current Year due to decreased net profits of the joint venture.

Interest income. Interest income, net was $0.2 million in the Current Year compared to $0.1 million in the Prior Year. In both periods, interest income, net related to interest earned on the Company's cash balances.

Other income (expense). Other expense was $0.1 million during both the Current Year and the Prior Year primarily related to transactional foreign exchange gains (losses).

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

Liquidity and Capital Resources

The Company's principal sources of liquidity in the Current Quarter consisted of cash provided by operations, including customer advance payments and cash on hand. The Company's principal source of liquidity through the first nine months ended September 30, 2026, also included dividends received from its joint venture and borrowings under its AmeriState loan. The Company used its liquidity to invest in fixed assets to support growth, as well as to pay interest and principal amounts outstanding under our debt agreements.

As of September 30, 2026, we had $1.5 million in unrestricted cash and cash equivalents on hand and $16.8 million in restricted cash, $8.9 million in outstanding debt (net of debt issuance costs) and operating lease obligations (of which $2.7 million is due in the next twelve months). The Company has availability under its debt agreements of $5.0 million.

The Company is subject to substantial business risks and uncertainties inherent in the LNG industry and there is no assurance that the Company will be able to generate sufficient cash flows in the future to sustain itself or to support future growth. Management believes the business will generate sufficient cash flows from its operations along with availability under the Company's debt agreements to fund its ongoing business for the next twelve months. While we believe we have sufficient liquidity and capital resources to fund our ongoing operations and repay our debt over the next twelve months, we will require additional capital to fund business expansion. Our current expansion efforts include the construction of the proposed Galveston LNG liquefaction facility and commencement of operations to service our multi-year data center power generation contract beginning in 2027 which will require engineering expenditures, additional equipment, rolling stock, commissioning and near-term working capital as the Company commissions operations.

As of September 30, 2026, the Company was in compliance with all financial covenants under its debt agreements. The Company’s efforts to expand its business include anticipated significant capital expenditures and a successful financing transaction associated with the proposed Galveston LNG liquefaction facility, all of which are yet to occur.

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

Cash Flows

Cash flows provided by (used in) our operating, investing and financing activities are summarized below (unaudited, in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$23,370	$7,934
Investing activities	(11,520)	(4,788)
Financing activities	(939)	(1,843)
Effect of exchange rate changes on cash	4	15
Net increase in cash, cash equivalents and restricted cash and cash equivalents	10,915	1,318
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	7,459	8,987
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$18,374	$10,305

Operating Activities

Net cash provided by operating activities totaled $23.4 million for the nine months ended September 30, 2026 compared to $7.9 million for the same period in 2025. The increase in net cash provided by operating activities of $15.4 million as compared to the Prior Year was primarily attributable to $25.0 million of advance payments received on the multi-year data center power generation contract to begin in the first quarter of 2027. The advance payments represent deferred revenue and is classified in restricted cash. These amounts were partially offset by the higher net loss incurred for the nine months ended September 30, 2026 compared to the same period in 2025.

Investing Activities

Net cash used in investing activities totaled $11.5 million for the nine months ended September 30, 2026 compared to $4.8 million for the nine months ended September 30, 2025. The increase in net cash used in investing activities in the Current Year of $6.7 million was primarily due to cash paid for capital expenditures to support growth including the multi-year data center power generation contract to begin in the first quarter of 2027.

Financing Activities

Net cash used in financing activities totaled $0.9 million for the nine months ended September 30, 2026, compared to $1.8 million for the nine months ended September 30, 2025. The decrease in cash used in financing activities in the Current Year compared to the Prior Year is due to proceeds received under the AmeriState Loan of $1.0 million partially offset by increased loan payments in the Current Year under the AmeriState Loan.

Future Cash Requirements

We believe we have sufficient liquidity and capital resources to fund our operations and repay our debt.

We require cash to fund our operating expenses and working capital requirements, including costs associated with gas purchases, capital expenditures, debt repayments, equipment purchases, maintenance of LNG production facilities, mergers and acquisitions (if any), pursuing market expansion, supporting sales and marketing activities and other general corporate purposes. During the nine months ended September 30, 2026, the Company incurred a net loss of $8.5 million as a result of the conclusion of two customer contracts, and vessel charter costs, related to non-recurring time charter expenses of a canceled lease. However, the Company recognized net income of $0.2 million for the three months ended September 30, 2026 and anticipates its future profitability and operating cash flow to improve based on the multi-year take-or-pay contract, among other planned business, as discussed above in “Expanding Markets and Strategic Expansion Efforts”.

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

Capital expenditures for the nine months ended September 30, 2026 were $11.5 million and primarily related to preliminary work and ordering of long lead time items, related to the Company's proposed new Galveston LNG liquefaction facility and Jones Act-compliant marine bunkering vessel, and its multi-year data center power generation contract. Capital expenditures also related to refurbishments and upgrades to existing assets and rolling stock. Other future capital expenditures will be dependent upon business needs, as well as the availability of additional capital at favorable terms which is difficult to predict. At September 30, 2026, the Company had open purchase orders and commitments related to capital expenditures of approximately $6.7 million and the Company continues to advance the proposed new Galveston LNG liquefaction facility and Jones Act-compliant marine bunkering vessel, and scale for its multi-year data center power generation contract. See additional discussion regarding the Company's potential expansion efforts below.

Expansion Efforts

Multi-year, On-site Power Generation for a Data Center

In February 2026, the Company was awarded a multi-year contract to supply LNG for power generation at a data center. LNG deliveries are expected to commence during the first quarter of 2027 and continue through the first quarter of 2029. The supply agreement will require investment of up to $25.0 million in capital additions and working capital needed to secure LNG supply and fund the commissioning of the project. The Company received advance payments totaling $25.0 million during the nine months ended September 30, 2026.

Proposed New Galveston LNG Liquefaction Facility and Jones Act-compliant Bunkering Vessel

The Company continues to advance its proposed Galveston liquefaction facility along with a Jones Act-compliant LNG bunkering vessel toward an expected FID later in 2026 or early 2027. The Company has secured customer commitments for approximately 16% of the project’s proposed 350,000 gallons-per-day capacity and remains engaged in discussions with multiple potential customers to secure the remaining offtake. Total investment in the Company’s proposed Galveston liquefaction facility is estimated at $350 million to $400 million. The financing and structure of the proposed Galveston liquefaction facility is anticipated to be in the form of a separate entity with a combination of third-party equity and debt that would be nonrecourse to the Company. The Company does not intend to commit to the use of significant additional funds related to the proposed Galveston LNG liquefaction facility without first securing the financing. There is no guarantee that additional financing will be available or available at terms that would be beneficial to the Company.

At September 30, 2026, the Company has capitalized $9.7 million of costs related to the proposed new Galveston LNG liquefaction facility and related LNG marine bunkering vessel. In the event the Company determines that it is not probable that it will secure financing to advance the proposed Galveston liquefaction facility, the Company will need to asses the capitalized costs for impairment. However, such impairment, if any, would not result in any future cash requirement to the Company.

Shelf Registration Statement

The Company filed a registration statement on Form S-3 (the "Shelf Registration"), which was declared effective on March 26, 2026. The Shelf Registration is for a period of three years, expiring on March 25, 2029, and permits the Company to issue up to $100 million (subject the limitations described below) in either common stock, preferred stock, warrants or a combination of the above. On April 17, the Company filed a prospectus supplement to the Shelf Registration pursuant to which the Company may offer and sell shares of common stock directly to the public “at the market” (the "ATM") as permitted in Rule 415 under the Securities Act pursuant to an Equity Distribution Agreement entered into between the Company and Johnson Rice & Company L.L.C., as sales agent. The Company is subject to General Instruction I.B.6. of Form S-3 that limits the amount of securities that the Company may sell under the Shelf Registration to no more than one-third of the Company’s public float (currently $10.2 million) in any twelve-month period. The Company has made no issuances under the Shelf Registration and related ATM at September 30, 2026.

Off-Balance Sheet Arrangements

As of September 30, 2026, we had no transactions that met the definition of off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial position, operating results, liquidity, cash requirements or capital resources.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.  There have been no significant changes in the Company's “Critical Accounting Policies and Estimates” during the three and nine months ended September 30, 2026 from those disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 5, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” the Company is not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2026.

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

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties, including those described in the Part I. “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 5, 2026 (“Form 10-K”), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. During the nine months ended September 30, 2026, there have been no material changes in our risk factors disclosed in our 2025 Form 10-K; except for the addition of the following risk factors.

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

Failure to secure additional off-take from the proposed Galveston LNG liquefaction facility, could adversely affect the Company's ability to secure financing for the project

Financing for the proposed new Galveston LNG liquefaction facility may be based on having firm contractual LNG off-take from the facility. Failure to obtain additional contractual off-take could prevent the Company from being able to finance the project, adversely impacting potential profits, results of operations, cash flows and financial condition. At September 30, 2026, the Company has capitalized $9.7 million of costs related to the proposed new Galveston LNG liquefaction facility and related dedicated Jones Act-compliant LNG bunkering vessel.

ITEM 5. OTHER INFORMATION.

None of the Company's officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended  September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

Date: November 4, 2026

STABILIS SOLUTIONS, INC.

By:	/s/ J. Casey Crenshaw
J. Casey Crenshaw
Interim President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Andrew L. Puhala
Andrew L. Puhala
Chief Financial Officer (Principal Financial Officer)